Form 10-Q
period 2004-03-31
CYTOKINETICS INC
filed 2004-06-14
CIK 1061983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50633

CYTOKINETICS, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3291317 (I.R.S. Employer Identification Number)

280 East Grand Avenue South San Francisco, California (Address of principal executive offices)	94080 (Zip Code))

Registrant’s telephone number, including area code: (650) 624-3000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐ No ☒

     Number of shares of common stock, $0.001 par value, outstanding as of May 31, 2004: 28,220,311

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$8,916	$10,991
Short-term investments	18,941	24,197
Accounts receivable	—	74
Related party accounts receivable	204	189
Prepaids and other current assets	3,070	1,625

Total current assets	31,131	37,076
Long-term investments	7,789	7,857
Property and equipment, net	8,170	8,870
Related party notes receivable	1,146	1,146
Restricted cash	7,199	7,199
Other assets	734	725

Total assets	$56,169	$62,873

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,032	$1,589
Accrued liabilities	3,407	3,060
Short-term portion of equipment financing lines	1,992	2,008
Short-term portion of deferred revenue	2,800	2,800

Total current liabilities	9,231	9,457
Long-term portion of equipment financing lines	7,599	8,075
Long-term portion of deferred revenue	3,500	4,200

Total liabilities	20,330	21,732

Convertible preferred stock, $0.001 par value
Authorized: 37,300,000 shares
Issued and outstanding: 34,128,308 shares in 2004 and in 2003
(Liquidation preference: $134,377 in 2004 and 2003)	133,172	133,172

Stockholders’ deficit
Common stock, $0.001 par value
Authorized: 61,500,000 shares
Issued and outstanding: 2,623,199 shares in 2004 and 2,307,258 shares in 2003	3	2
Additional paid-in capital	7,596	5,646
Deferred stock-based compensation	(4,993)	(3,651)
Accumulated other comprehensive income	67	46
Deficit accumulated during the development stage	(100,006)	(94,074)

Total stockholders’ deficit	(97,333)	(92,031)

Total liabilities, convertible preferred stock and stockholders’ deficit	$56,169	$62,873

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Cumulative Period from August 5, 1997 (date of inception)
	March 31, 2004	March 31, 2003	to March 31, 2004
Revenues:
Research and development revenues from related party	$5,067	$2,049	$28,004
Research and development and grant revenues	100	—	602
License revenues from related party	700	700	7,700

Total revenues	5,867	2,749	36,306

Operating expenses:
Research and development (1)	9,360	7,756	110,177
General and administrative (1)	2,475	2,123	30,611

Total operating expenses	11,835	9,879	140,788

Operating loss	(5,968)	(7,130)	(104,482)
Interest and other income	519	392	9,970
Interest and other expense	(483)	(392)	(5,314)

Net loss	$(5,932)	$(7,130)	$(100,006)

Net loss per share:
Basic and diluted	$(2.56)	$(3.84)

Weighted- average number of shares used in per share calculations:
Basic and diluted	2,313	1,855

(1) Includes the following stock-based compensation charges:
Research and development	$221	$59	$1,143
General and administrative	168	42	515

	$389	$101	$1,658

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended		Cumulative Period from August 5, 1997 (date of inception)
	March 31, 2004	March 31, 2003	to March 31, 2004
Cash flows from operating activities:
Net loss	$(5,932)	$(7,130)	$(100,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	819	793	9,714
Loss on disposal of fixed assets	9	—	403
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	41
Non-cash interest expense	23		82
Stock-based compensation	389	101	1,658
Changes in operating assets and liabilities:
Accounts receivable	74	7	—
Related party accounts receivable	(15)	8	(395)
Prepaid expenses and other assets	(1,468)	68	(2,618)
Accounts payable	(557)	(415)	1,032
Accruals and other liabilities	347	370	3,407
Other assets	(9)	(50)	(734)
Deferred revenue	(700)	(1,010)	6,300

Net cash used in operating activities	(7,020)	(7,258)	(81,009)

Cash flows from investing activities:
Increase in restricted cash	—	(3,624)	(7,199)
Purchases of property and equipment	(128)	(676)	(18,311)
Proceeds from sale of equipment	—	—	24
Issuance of notes receivable	—	—	(1,146)
Purchases of investments	—	(5,527)	(171,231)
Proceeds from sales and maturities of investments	5,345	9,037	144,652

Net cash provided by (used in) investing activities	5,217	(790)	(53,211)

Cash flows from financing activities:
Repayment of equipment lines	(492)	(665)	(4,745)
Proceeds from issuance of common stock	220	14	928
Repurchase of common stock	—	—	(21)
Proceeds from issuance of preferred stock, net	—	16,923	133,172
Proceeds from equipment lines	—	1,110	13,802

Net cash provided by(used in) financing activities	(272)	17,382	143,136

(Increase) decrease in cash and cash equivalents	(2,075)	9,334	8,916
Cash and cash equivalents, beginning of period	10,991	16,388	—

Cash and cash equivalents, end of period	$8,916	$25,722	$8,916

Supplemental disclosure of cash flow information:
Cash paid for interest	$107	$219	$1,816

Supplemental disclosure of significant non-cash investing and financing activities:
Deferred stock-based compensation	$1,650	$1,515	$6,392

Penalty on restructuring	$—	$—	$475

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Overview

     Cytokinetics, Incorporated (the “Company”) was incorporated under the laws of the state of Delaware on August 5, 1997 to discover, develop and commercialize novel small molecule drugs specifically targeting the cytoskeleton. The Company has been primarily engaged in conducting research, developing drug candidates and product technologies, recruiting personnel and raising capital.

     The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. On April 29, 2004 the Company sold shares of its common stock in an initial public offering (Note 5). Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, payments from strategic collaborations, government grant awards and debt financing.

Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for fair presentation of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on April 29, 2004.

Comprehensive Loss

     Comprehensive loss consists of net loss and other comprehensive gain/loss. Other comprehensive loss includes certain changes in equity that are excluded from net loss. Specifically, unrealized holding gains and losses on the Company’s investments are included in accumulated other comprehensive loss. Comprehensive loss and its components for the three-month periods ended March 31, 2004 and 2003 are as follows (in thousands):

	March 31, 2004	March 31, 2003
Net Loss	$(5,932)	$(7,130)
Changes in unrealized gain on equity investments	21	(2)

Comprehensive loss	$(5,911)	$(7,132)

Restricted Cash

     As of March 31, 2004, the Company held bank certificates of deposit in the amount of $7.2 million. The deposits relate to a $7.0 million security pledge for equipment financings and $0.2 million to collateralize an officer’s loan.

Risks and Uncertainties

     Financial instruments which potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash and cash equivalents are invested in deposits with three major banks in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash, cash equivalents, and investments.

     The Company performs an ongoing credit evaluation of its customers’ financial conditions and generally does not require collateral to secure accounts receivable. The Company’s exposure to credit risk associated with non-payment is affected principally by conditions or occurrences within GlaxoSmithKline (“GSK”). The Company historically has not experienced significant losses relating to accounts receivable from its primary customer.

     Drug candidates developed by the Company may require approvals or clearances from the Food and Drug Administration or other international regulatory agencies prior to commercialized sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance or such approval was delayed, it may have a material adverse impact on the Company.

Stock-based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations and the disclosure provisions of Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the stock option grant between the estimated fair value of the Company’s common stock and the exercise price of the stock option.

     For employee stock options granted prior to the Company’s initial public offering in April 2004, the fair value for these options and the related purchase rights were estimated at the date of grant using the minimum value method. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss, as reported	$(5,932)	$(7,130)
Add: Stock-based employee compensation expense (included in reported net loss)	253	26
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(317)	(54)

Adjusted net loss	$(5,996)	$(7,158)

Net loss per common share, basic and diluted;
As reported	$(2.56)	$(3.84)
Adjusted	$(2.59)	$(3.86)

     The value of each option granted is estimated on the date of grant using the minimum value method with the following weighted average assumptions:

	March 31, 2004	March 31, 2003
Risk-free interest rate	2.96%	2.98%
Expected life (in years)	5	5
Dividend yield	0.00%	0.00%

Note 2. Net Loss Per Share

     Basic net loss is computed by dividing net loss by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase, warrants and convertible preferred stock.

     The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2004	March 31, 2003
Numerator:
Net Loss	$(5,932)	$(7,130)

Denominator:
Weighted-average shares of common stock outstanding	2,534	1,937
Less: weighted-average shares subject to repurchase	(221)	(82)

Weighted-average shares used in computing basic and diluted net loss per share	2,313	1,855

Basic and diluted net loss per share	$(2.56)	$(3.84)

Anti-Dilutive Securities

     The following outstanding options, common stock subject to repurchase, convertible preferred stock and warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	March 31, 2004	March 31, 2003
Convertible preferred stock (as if converted)	17,100	14,800
Options to purchase common stock	2,486	2,253
Common stock subject to repurchase	242	73
Warrants to purchase common stock	100	100
Warrants to purchase convertible preferred stock (as if converted)	91	84

	20,019	17,310

Note 3. Related Party Transactions

     In December 2003, the Company entered into a verbal agreement with Portola Pharmaceuticals, Inc. (“Portola”). Charles J. Homcy, M.D., is the President and CEO of Portola and also sits on the Company’s Board of Directors and is a consultant to the Company. As of March 31, 2004, the Company’s accrued liability balance included $356,000 payable to Portola for pharmacology and toxicology services and expenses rendered on the Company’s behalf.

Note 4. Stockholders’ Deficit

Authorized number of shares

     On January 21, 2004, the Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation increasing the authorized number of shares to 130,000,000, of which 120,000,000 are designated as common stock and 10,000,000 are designated as preferred stock. The amendment became effective upon the closing of the initial public offering (Note 5).

2004 Equity Incentive Plan

     On January 21, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), subject to stockholder approval. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options and restricted stock purchase rights and stock bonuses to employees, directors and consultants.

     A total of 1,600,000 shares of common stock have been authorized for issuance pursuant to the 2004 Plan. On January 1, 2005, and annually thereafter, the authorized shares will automatically be increased by a number of shares equal to the lesser of (i) 1,500,000 shares; (ii) 3.5% of the outstanding shares on such date; or (iii) an amount determined by the Board of Directors.

Employee Stock Purchase Plan

     On January 21, 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), subject to stockholder approval. A total of 500,000 shares of common stock were reserved for issuance pursuant to the Purchase Plan.

Note 5. Subsequent Events

     On April 26, 2004 the Company effected a one for two reverse stock split. All share and per share amounts for all periods presented in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split.

     The Company’s Registration Statement (SEC File No. 333-112261) for its initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company’s common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK.” The Company sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option at $13.00 per share, for aggregate gross proceeds of $103.2 million. In connection with this offering the Company paid underwriters’ commissions of $7.2 million and incurred offering expenses of $1.8 million. After deducting the underwriters’ commissions and the offering expenses, the Company received net proceeds of approximately $94.2 million from the offering. In addition, the Company entered into an agreement with an affiliate of GSK to sell 538,461 shares of its common stock immediately prior to the closing of the initial public offering at a purchase price of $13.00 per share, for a total of $7.0 million in proceeds.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessary indicative of results that may occur in future periods.

     This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: increasing, substantially or otherwise, losses, costs, expenses and expenditures; the initiation, progress, timing and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates; the time and costs involved in obtaining regulatory approvals; exercise of our options to co-fund the development of one or both of SB-715992 and SB-743921; our plans or ability to commercialize drugs, with or without a partner; market acceptance for drug candidates; our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our drug candidates; the sufficiency of existing resources to fund our operations over the next 24 months; expansion of our research and development programs and the scope and size of research development efforts; potential competitors; our estimates of future performance; our estimates regarding anticipated operating losses, capital requirements and our needs for additional financing; expected future sources of revenue and capital; our plans to obtain limited product liability insurance; fluctuations in our stock price; dividends on our common stock and the role of retention of future earnings in our business; our efforts to comply with evolving corporate governance laws and regulations; protection of our intellectual property; maintenance of corporate governance and public disclosure standards; increasing the number of our employees, in particular to recruit additional key personnel; the size and scope of our operations; the role of capital appreciation as the source of gain for investors in our common stock.

     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our drug candidates; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials); the uncertainty of patent protection for our intellectual property or trade secrets; potential infringement of the intellectual property rights or trade secrets of third parties; activities and decisions, and market conditions affecting, current and future strategic partners and our ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

Overview

     We are a leading biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule drugs specifically targeting the cytoskeleton. Employing our cell biology driven approach and proprietary technologies we have enhanced the speed, efficiency and yield of our drug discovery and development process. We have two drug candidates for the treatment of cancer, one which is in Phase II clinical trials and the other which entered Phase I clinical trials in May 2004. We are also pursuing CK-1213296 as a drug candidate for the treatment of acute congestive heart failure and we expect to file an investigational new drug application, or IND, and initiate clinical trials for that compound in the second half of 2004. In addition, we are pursuing more than ten research programs addressing a number of therapeutic areas.

     Since our inception in August 1997, we have incurred significant net losses. As of March 31, 2004, we had an accumulated deficit of $100.0 million. We expect to incur substantial and increasing losses for the next several years:

•	as one or both of SB-715992 and SB-743921 enter later-stage development and commercialization, if we exercise our options to co-fund the development of, and co-promote, these drug candidates under our strategic alliance with GlaxoSmithKline, or GSK;

•	as we advance CK-1213296 for the treatment of acute congestive heart failure and other drug candidates through clinical trials;

•	as we expand our research programs and further develop our proprietary drug discovery technologies; and

•	if we elect to fund development or commercialization of any drug candidate.

     We intend to pursue selective strategic alliances to enable us to maintain financial and operational flexibility.

     A Phase II clinical trial program for SB-715992 for the treatment of cancer commenced in the fourth quarter of 2003. We anticipate that this Phase II program will be completed in 2005. A Phase III clinical trial program may then be initiated. We expect that it will take several years before we can commercialize SB-715992. Accordingly, we cannot reasonably estimate when and to what extent SB-715992 will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including the effectiveness and safety profile of the drug, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. GSK funds the research and development costs associated with SB-715992 pursuant to our strategic alliance. We expect to determine whether and to what extent we will exercise our co-funding option during the conduct of our clinical trials for this drug candidate, taking into consideration clinical results and our business, finances and prospects at that time. If we exercise our option to co-fund certain later stage development activities associated with SB-715992, our expenditures relating to research and development of this drug candidate will increase significantly. A Phase I clinical trial for SB-743921 commenced in May 2004. The clinical trial program for SB-743921 will proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from the drug candidate until the program is successfully completed, regulatory approval is achieved and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when this may occur. GSK funds the research and development costs associated with SB-743921. If we exercise our option to co-fund certain later-stage development activities associated with SB-743921, our expenditures relating to research and development of this drug candidate will increase significantly.

     We plan to file an IND and initiate Phase I clinical trials for CK-1213296 in the second half of 2004. As with our other drug candidates, CK-1213296 is at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from the drug candidate. We currently fund all research and development costs associated with CK-1213296. For the quarters ended March 31, 2004 and March 31, 2003 we incurred costs of approximately $3.7 million and $2.7 million, respectively, for research and development activities relating to our congestive heart failure program. We anticipate that our expenditures relating to research and development of CK-1213296 will increase significantly as we advance this drug candidate into clinical development.

     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including:

•	the uncertainty of the timing of completion of patient registration in our pivotal Phase III clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the interim analyses of our pivotal Phase III clinical trials;

•	the uncertainty of clinical trial results;

•	extensive governmental regulation, both foreign and domestic, for approval of new therapies; and

•	the uncertainty related to the completion of construction and qualification of a commercial scale manufacturing facility.

     If we fail to complete the development of our drug candidates in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations. A further discussion of the risks and uncertainties associated with completing our projects on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for several years, if ever,” “Clinical trials may fail to demonstrate the safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval” and “Clinical trials are expensive, time consuming and subject to delay,” as well as other risk factors.

     To date we have funded our operations primarily through the sale of equity securities, non-equity payments from GSK, capital lease financings, interest on investments and government grants. We received net proceeds from the sale of equity securities of $94.2 million upon the closing of the initial public offering of our common shares in May 2004, $39.9 million in 2003, $13.8 million in 2001, $54.9 million in 2000, $19.3 million in 1999 and $5.3 million in 1998. Under our strategic alliance with GSK, GSK made a $14.0 million upfront cash payment and an initial $14.0 million investment in our equity. On May 3, 2004, an affiliate of GSK purchased a $7.0 million investment in our company. GSK has also committed to reimburse full time equivalents, or FTEs, through the end of the minimum five-year research term of the strategic alliance, and to make additional payments upon the achievement of certain precommercialization milestones. As of March 31, 2004 we have received $19 million in FTE reimbursement and $6.2 million in milestone payments from GSK. We received $2.0 million, $6.4 million, $3.5 million, $0.6 million and $1.3 million under equipment financing arrangements in the years ending December 31, 2003, 2002, 2001, 2000, and 1999 respectively. Interest earned on investment in the quarter ended March 31, 2004 and the years ended December 31, 2003, 2002, 2001, 2000 and 1999 was $0.5 million, $2.4 million, $2.2 million, $3.1 million, $0.8 million and $0.3 million, respectively. Grant revenues were $0.1 million, $0.1 million, and $0.3 million in the first quarter ended March 31, 2004 and the years ended 2002 and 2001, respectively. GSK also has the contractual right to reduce the funding of our FTEs at their discretion, subject to certain agreed minimum levels, in the beginning of a contract year based on the activities of the agreed upon research plan. GSK has agreed to fund worldwide development and commercialization of drug candidates arising from our strategic alliance. We will earn royalties from sales of any resulting drugs. We retain a product-by-product option to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording co-promotion rights in North America. In the event we exercise our co-promotion option, we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included herein, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

     We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB Nos. 101A and 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

     Research and development revenues, which are earned under agreements with third parties for contract research and development activities, are recorded as the related expenses are incurred. Charges to the third parties are based upon negotiated rates for our FTEs and actual out-of-pocket costs. Rates for FTEs are intended to approximate our anticipated costs. Milestone payments are non-refundable and recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful.

     Grant revenues are recorded as research is performed. Grant revenues are not refundable.

     License revenues received in connection with strategic alliance agreements are deferred and recognized on a straight-line basis over the minimum research term of the agreement.

Cash Equivalents and Marketable Securities

     We maintain investment portfolio holdings in various issuers, types and maturities. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. At March 31, 2004, these investment securities were classified as available-for-sale and consequently were recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income.

Recent Developments

     Our Registration Statement (SEC File No. 333-112261) for our initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. Our common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK.” Goldman, Sachs & Co. acted as lead underwriter of the offering. Credit Suisse First Boston, Pacific Growth Equities, LLC,

and Lazard acted as co-managers. We sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option at $13.00 per share, for aggregate gross proceeds of $103.2 million. In connection with this offering we paid underwriters’ commissions of $7.2 million and incurred offering expenses of $1.8 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $94.2 million from the offering. In addition, we entered into an agreement with an affiliate of GSK to sell 538,461 shares of our common stock immediately prior to the completion of the initial public offering at a purchase price of $13.00 per share, for a total of $7.0 million in proceeds.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2004 and March 31, 2003

Revenues

     Collaborative research and development revenue was $5.8 million for the quarter ended March 31, 2004, compared to $2.7 million for the quarter ended March 31, 2003. Revenues for the first quarter of 2004 increased by $3.1 million due to our collaboration agreement with AstraZeneca signed in December of 2003 and a milestone earned from our collaboration with GSK in January, 2004.

Research and Development Expenses

     Research and development expenses were $9.4 million for the quarter ended March 31, 2004, compared to $7.8 million for the quarter ended March 31, 2003. The increase of $1.6 million was primarily attributable to additional research and development personnel expenses of $0.3 million, increased expenses of $1.1 million related to outsourced contracting services and non-cash stock based compensation expense of $0.2 million. During the quarter ended March 31, 2004, we incurred costs of $1.7 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $3.7 million for our congestive heart failure program, $2.1 million for PUMA™ system and Cytometrix™ technologies and $1.9 million for all other programs. For the quarter ended March 31, 2003, we incurred costs of $1.8 million, $2.7 million, $2.5 million and $0.8 million, respectively, for the same research and development activities. We expect research and development expenses to increase in future periods if we exercise our option to co-fund certain later-stage research and development activities relating to SB-715992 and SB-743921, advance research and development of CK-1213296 and expand our cardiovascular clinical program, pursue additional research programs and build associated development of systems and infrastructure. We expect to expand the scope of our research and development programs in future periods which may result in substantial increases in research and development expenses.

General and Administrative Expenses

     General and administrative expenses were $2.5 million for the quarter ended March 31, 2004, compared to $2.1 million for the quarter ended March 31, 2003. The increase of $0.4 million was primarily attributable to additional general and administrative personnel expenses of $0.1 million, increased expenses of $0.2 million related to outsourced contracting services and non-cash stock based compensation expense of $0.1 million. We expect that general and administrative costs will increase in future periods as a result of increasing payroll, support of our initial commercialization efforts, business development costs and expanded operational infrastructure. General and administrative expenses consist primarily of administrative personnel and related facility costs along with legal, accounting and other professional fees.

Interest and Other Income Expense

     Interest and other income was $0.5 million for the quarter ended March 31, 2004, compared to $0.4 million for the quarter ended March 31, 2003. The increase of $0.1 million was primarily due to an increase in the average cash and cash equivalents balance, and higher interest yields. Interest and other expense was $0.5 million for the quarter ended March 31, 2004, compared to $0.4 million for the quarter ended March 31, 2004. This increase of $0.1 million was primarily due to an increase in interest expense due to additional equipment financings.

Liquidity and Capital Resources

     Since inception, our primary sources of funds have been the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants, and interest income. Combined cash, cash equivalents, and investments (both current and non-current) total $35.6 million at March 31, 2004, a decrease of $7.4 million from December 31, 2003. The decrease was due to the use of $7.0 million to fund operations, the repayment of debt of $0.5 million, and the acquisition of property and equipment of $0.1 million. These reductions were partially offset by the $0.2 million in proceeds from the issuance of common stock. As of March 31, 2004, the average maturity of available-for-sale securities was approximately 157 days. Our restricted cash totaled $7.2 million at March 31, 2004 and December 31, 2003.

     Our Registration Statement (SEC File No. 333-112261) for our initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. Our common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK.” We sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option at $13.00 per share, for aggregate gross proceeds of $103.2 million. In connection with this offering we paid underwriters’ commissions of $7.2 million and incurred offering expenses of $1.8 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $94.2 million from the offering. In addition, the Company entered into an agreement with an affiliate of GSK to sell 538,461 shares of our common stock immediately prior to the completion of the initial public offering at a purchase price of $13.00 per share, for a total of $7.0 million in proceeds.

     We expect to incur substantial costs as we continue to expand our research programs and related research and development activities. Under the terms of our strategic alliance with GSK, we have options to co-fund certain later-stage development activities for SB-715992 and SB-743921. If we exercise an option, our research and development expenses will increase significantly. We expect to determine whether and to what extent we will exercise our co-funding option based on clinical results and our business, finances and prospects at the time we receive the results. Research and development expenses for our unpartnered drug discovery programs consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and development, facilities costs and depreciation of equipment. We expect to incur significant research and development expenses to complete Phase I and subsequent clinical trials for CK-1213296, our drug candidate for the treatment of acute congestive heart failure, to advance our more than ten research programs in multiple therapeutic areas and to develop our PUMA system, Cytometrix technologies and other proprietary drug discovery technologies.

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the initiation, progress, timing and completion of preclinical research, development, and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our options to co-fund the development of one or both of SB-715992 and SB-743921;

•	the level of funding that we may provide for other current or future drug candidates, including our drug candidate for the treatment of acute congestive heart failure, CK-1213296;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	the acquisition of technologies, products and other business opportunities that require financial commitments;

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs;

•	expanding and advancing our research programs;

•	the hiring of additional employees and consultants; and

•	expanding our facilities.

     We believe that our existing cash resources, future payments from GSK and AstraZeneca, proceeds from equipment financings and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 24 months. If, at any time, our prospects for internally financing our research programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more drug candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

     As of March 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

RISK FACTORS

     Our future operating results may vary substantially from anticipated results due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. You should carefully consider these factors before making an investment decision. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our common stock could decline, and you could experience losses on your investment.

Risks Related to Our Business

Our initial drug candidates are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability and, as a result, you may lose all or part of your investment.

     Our initial drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We have incurred operating losses in each year since our inception in 1997 due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. We expect to incur increasing losses for several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our initial drug candidates, and commercialize any approved drugs. If our initial drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for several years, if ever.

     We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy before the Food and Drug Administration, or FDA, and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research, preclinical testing and clinical testing, before we or our partners can file applications with the FDA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. SB-715992, our most advanced drug candidate for the treatment of cancer, and SB-743921 are currently our only drug candidate in clinical trials and we cannot be certain that the clinical development of this or any other drug candidate in preclinical testing or clinical development will be successful, that it will receive the regulatory approvals required to commercialize it, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. SB-743921, our other cancer drug candidate, entered Phase I clinical trials in May 2004. Because SB-743921 has a similar mechanism of action as SB-715992, the development of one or both of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from either of these drug candidates.

     We have funded all of our operations and capital expenditures with proceeds from both private and public sales of our equity securities and strategic alliances with GSK, AstraZeneca and others. We believe that our existing cash resources, future payments from GSK and AstraZeneca, proceeds from equipment financings, and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 24 months. To meet our future cash requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through debt financing, if available, such financing may involve covenants that restrict our business activities. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. However, we cannot assure you that any such funding, if needed, will be available on attractive terms, or at all.

Clinical trials may fail to demonstrate the safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

     Prior to receiving approval to commercialize any of our drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both safe and effective. Before we can commence clinical trials, we must demonstrate through preclinical studies satisfactory product chemistry, formulation, stability and toxicity levels in order to file an IND to commence clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates, and satisfactory chemistry, formulation, stability and toxicity levels have not yet been demonstrated for our drug candidates that are currently the subject of preclinical studies. Through our strategic alliance, GSK is currently conducting a Phase II clinical trial to test the safety and efficacy of SB-715992 in non-small cell lung cancer. Additional Phase II and Phase Ib clinical trials for SB-715992 are scheduled to begin throughout 2004, and Phase I clinical trials for SB-743921 commenced in May 2004. We are currently conducting preclinical studies with respect to CK-1213296. Pending the satisfactory completion of such preclinical studies, we plan to file an IND and initiate Phase I clinical trials for CK-1213296 in the second half of 2004. As with our other drug candidates, CK-1213296 is at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from the drug candidate. If these preclinical studies, clinical trials or future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be negatively affected.

     All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND with respect to our drug candidates, and, even if INDs are or have been filed with respect to our drug candidates, the results of preclinical studies and early-stage clinical trials of our drug candidates do not necessarily predict the results of later-stage clinical trials. Drug candidates in later-stage clinical trials may fail to show desired safety and efficacy traits despite having progressed through initial clinical trials. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory approval. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval. Administering any of our drug candidates that are the subject of preclinical studies to animals may produce undesirable toxicities. These toxicities could delay or prevent the filing of an IND with respect to such drug candidates. In clinical trials, administering any of our drug candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation.

Clinical trials are expensive, time consuming and subject to delay.

     Clinical trials are very expensive and difficult to design and implement, especially in the cancer and congestive heart failure indications that we are pursuing, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. According to industry sources, the entire drug development and testing process takes on average 12 to 15 years. According to industry studies, the fully capitalized resource cost of new drug development is approximately $800 million, however, individual trials and individual drug candidates may incur a range of costs above or below this average. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by several factors, including:

•	delays in obtaining regulatory approvals to commence a study;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

     We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all. Significant delays in clinical trials will impede our ability to commercialize our drug candidates and generate revenue and could significantly increase our development costs.

We depend on GSK for the conduct, completion and funding of the clinical development and commercialization of our current drug candidates for the treatment of cancer.

     Under our strategic alliance with GSK, GSK is currently responsible for the clinical development and regulatory approval of SB-715992 and SB-743921. GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of these drug candidates, and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities. If the FDA or other regulatory authorities approve these drug candidates, GSK will also be responsible for the marketing and sale of these drugs. Because GSK is responsible for these functions, we cannot control whether GSK will devote sufficient attention and resources to the clinical trials program or will proceed in an expeditious manner. Under certain circumstances, GSK has discretion to elect whether to pursue the development of our drug candidates or to abandon the clinical trials program, and, after June 20, 2006, GSK may terminate our strategic alliance for any reason upon six months prior notice. Disputes may arise between us and GSK, which may delay or cause termination of the clinical trials program, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of our drug candidates does not progress for these or any other reasons, we would not receive further milestone payments from GSK. GSK also has the contractual right to reduce the funding of our FTEs at their discretion, subject to certain agreed minimum levels, in the beginning of a contract year based on the activities of the agreed upon research plan. Even if the FDA or other regulatory agencies approve one or more of our drug candidates, GSK may elect not to proceed with the commercialization of such drugs, or may elect to pursue commercialization of one drug but not others. In such event, we would have to undertake and fund the clinical development of our drug candidates or commercialization of our drugs, seek a new partner for clinical development or commercialization, or curtail or abandon the clinical development or commercialization programs. If we were unable to do so on acceptable terms, or at all, our business would be harmed, and the price of our common stock would be negatively affected.

     If we fail to enter into and maintain successful strategic alliances for our drug candidates, we may have to reduce or delay our drug candidate development or increase our expenditures.

     Our strategy for developing, manufacturing and commercializing in certain therapeutic areas currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. We have formed a strategic alliance with GSK with respect to SB-715992, SB-743921 and certain other research activities. However, we may not be able to negotiate additional strategic alliances on acceptable terms, if at all. If we are not able to maintain our existing strategic alliances or establish and maintain additional strategic alliances, we may have to limit the size or scope of, or delay, one or more of our drug development programs or research programs or undertake and fund these programs ourselves. If we elect to increase our expenditures to fund drug development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all.

The success of our strategic alliances depends in part on the performance of our partners, over which we have little or no control.

     Our ability to commercialize drugs that we develop with our partners and generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours, or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. If our partners fail to perform as we expect, our potential for revenue from drugs developed through our strategic alliances with them could be dramatically reduced.

Our focus on the discovery of drug candidates directed against specific proteins and pathways within the cytoskeleton is unproven, and we do not know whether we will be able to develop any drug candidates of commercial value.

     Our focus on drug discovery and development directed at the cytoskeleton is novel and unique to us. While a number of commonly used drugs and a growing body of research validate the importance of the cytoskeleton in the origin and progression of a number of diseases, no existing drugs specifically and directly interact with the cytoskeletal proteins and pathways that our drug candidates seek to modulate. As a result, we cannot be certain that our drug candidates will appropriately modulate targeted cytoskeletal proteins and pathways or produce commercially viable drugs that safely and effectively treat cancer, congestive heart failure and potentially other diseases. In addition, if we are successful in developing and receiving regulatory approval for a commercially viable drug for the treatment of one disease focused to the cytoskeleton, we cannot be certain that we will also be able to develop and receive regulatory approval for drug candidates for the treatment of other forms of that disease or other diseases. If we or our partners fail to develop and commercialize viable drugs, we will not achieve commercial success.

Our proprietary rights may not adequately protect our technologies and drug candidates.

     Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and drug candidates as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies and drug candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

     The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents;

•	our issued patents and issued patents of our licensors may not provide a basis for commercially viable drugs, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

•	we may not develop additional proprietary technologies or drug candidates that are patentable; or

•	the patents of others may have an adverse effect on our business.

     We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or our strategic partners’ employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to enforce our patent rights and our business could be harmed.

     If we are not able to defend the patent or trade secret protection position of our technologies and drug candidates, then we will not be able to exclude competitors from developing or marketing competing drugs, and we may not generate enough revenue from product sales to justify the cost of development of our drugs and to achieve or maintain profitability.

If we are sued for infringing intellectual property rights of third parties, such litigation will be costly and time consuming, and an unfavorable outcome would have a significant adverse effect on our business.

     Our ability to commercialize drugs depends on our ability to sell such drugs without infringing the patents or other proprietary rights of third parties. Numerous United States and foreign issued patents and pending applications, which are owned by third parties, exist in the areas that we are exploring. In addition, because patent applications can take several years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates may infringe. There could also be existing patents of which we are not aware that our drug candidates may inadvertently infringe.

     In particular, we are aware of an issued United States patent and at least one pending United States patent application assigned to Curis, Inc. relating to certain compounds in the quinazolinone class. SB-715992 falls into this class of compounds. The Curis patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. We are also aware that Curis has pending applications in Europe, Japan, Australia and Canada with claims covering compositions of certain quinazolinone compounds. We are also aware that the European application is proceeding to grant. Curis or a third party may assert that the sale of SB-715992 may infringe one or more of these or other patents. We believe that we have valid defenses against the Curis patents if asserted against SB-715992. Moreover, the grant of the European patent may be opposed by one or more parties. However, we cannot guarantee that a court would find such defenses valid or that such opposition would be successful. We have not attempted to obtain a license to this patent. If we decide to obtain a license to this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

     In addition, we are aware of various issued United States patents and pending United States and foreign patent applications assigned to Cellomics, Inc. relating to an automated method for analyzing cells. One of these applications is proceeding to grant in Europe. Cellomics or a third party may assert that our Cytometrix technologies fall within the scope of, and thus infringe, one or more of these patents. We have received a letter from Cellomics notifying us that Cellomics believes we may be practicing one or more of their patents and that Cellomics offers a use license for such patents through its licensing program. We believe that we have valid defenses to such an assertion. Moreover, the grant of the European patent may be opposed by one or more parties. However, we cannot guarantee that a court would find such defenses valid or that such opposition would be successful. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

     If a third party claims that we infringe on their patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

•	infringement and other intellectual property claims which, with or without merit, can be costly and time consuming to litigate and can delay the regulatory approval process and divert management’s attention from our core business strategy;

•	substantial damages for past infringement which we may have to pay if a court determines that our drugs or technologies infringe upon a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our drugs or technologies unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights.

To the extent we elect to fund the development of a drug candidate or the commercialization of a drug at our expense, we will need substantial additional funding.

     The discovery, development and commercialization of novel small molecule drugs focused on the cytoskeleton for the treatment of a wide array of diseases is costly. As a result, to the extent we elect to fund the development of a drug candidate or the commercialization of a drug at our expense, we will need to raise additional capital to:

•	expand our research and development and technologies;

•	fund clinical trials and seek regulatory approvals;

•	build or access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire additional management and scientific personnel. Our future funding requirements will depend on many factors, including:

•	the rate of progress and cost of our clinical trials and other research and development activities;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs and timing of seeking and obtaining regulatory approvals;

•	the costs of acquiring or investing in businesses, products and technologies;

•	the effect of competing technological and market developments; and

•	the payment and other terms and timing of any strategic alliance, licensing or other arrangements that we may establish.

     Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings or strategic alliances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or future commercialization initiatives.

We currently have no marketing or sales staff, and if we are unable to enter into or maintain strategic alliances with marketing partners or if we are unable to develop our own sales and marketing capabilities, we may not be successful in commercializing our potential drugs.

     We currently have no sales, marketing or distribution capabilities. To commercialize our drugs that we determine not to market on our own, we will depend on strategic alliances with third parties, such as GSK, which have established distribution systems and direct sales forces. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize such drugs.

     We plan to commercialize drugs on our own, with or without a partner, that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and with supporting distribution capabilities. Developing such an organization is expensive and time consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, or at all, which could make us unable to commercialize our drugs.

     To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues will suffer, we will incur significant additional losses and the price of our common stock will be negatively affected.

We have no manufacturing capacity, depend on a single manufacturer to produce our clinical trial drug supplies, and anticipate continued reliance on third-party manufacturers for the development and commercialization of our potential drugs.

     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on a single contract manufacturer to supply, store and distribute drug supplies for our clinical trials and anticipate future reliance on a limited number of third-party manufacturers until we are able to expand our operations to include manufacturing capacities. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues.

     Our drug candidates require precise, high quality manufacturing. Our failure or our contract manufacturer’s failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the United States Drug Enforcement Agency and corresponding state agencies to ensure strict compliance with current Good Manufacturing Practice and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, the production of our drug candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. Additionally, our third-party manufacturer must pass a preapproval inspection before we can obtain marketing approval for any of our drug candidates in development.

     If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we will need to manufacture them in larger quantities. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate, the regulatory approval or commercial launch of any related drugs may be delayed or there may be a shortage in supply. Even if any third-party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such innovation.

     In addition, our existing and future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our drug candidates. We currently rely on a single third-party manufacturer as the sole supply source for our drug candidates. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace such third-party manufacturer in a timely manner and the production of our drug candidates would be interrupted, resulting in delays and additional costs.

     Switching manufacturers may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer prior to manufacturing our drug candidates. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our drug candidates after receipt of FDA approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.

We expect to expand our development, clinical research and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

     We expect to have significant growth in expenditures, the number of our employees and the scope of our operations, in particular with respect to those drug candidates that we elect to commercialize independently or together with a partner. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The failure to attract and retain skilled personnel could impair our drug development and commercialization efforts.

     Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly James H. Sabry, M.D., Ph.D., our President and Chief Executive Officer and Robert I. Blum, our Executive Vice President, Corporate Development and Finance and Chief Financial Officer. The employment of these individuals and our other personnel is terminable at will with short or no notice. We carry key person life insurance on James H. Sabry, M.D., Ph.D. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

     In addition, we believe that we will need to recruit additional executive management and scientific and technical personnel. There is currently intense competition for skilled executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. The inability to attract and retain sufficient scientific, technical and managerial personnel could limit or delay our product development efforts, which would adversely affect the development of our drug candidates and commercialization of our potential drugs and growth of our business.

Risks Related to Our Industry

Our competitors may develop drugs that are less expensive, safer, or more effective, which may diminish or eliminate the commercial success of any drugs that we may commercialize.

     We compete with companies that are developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cancer and cardiovascular and infectious diseases. For example, with respect to cancer, Bristol-Myers Squibb’s Taxol, Aventis Pharmaceuticals Inc.’s Taxotere, and generic equivalents of Taxol are currently available on the market and commonly used in cancer treatment. Furthermore, we are aware that Merck & Co., Inc. and Bristol-Myers Squibb are conducting KSP-directed research. In addition, Bristol-Myers Squibb, Novartis and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis. With respect to congestive heart failure, we are aware of a potentially competitive approach being developed by Orion in collaboration with Abbott Laboratories.

     Our competitors may:

•	develop drug candidates and market drugs that are less expensive or more effective than our future drugs;

•	commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances; and

•	take advantage of acquisition or other opportunities more readily than we can.

     We will compete for market share against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new drug candidates that will compete with ours, as these competitors may, and in certain cases do, operate larger research and development programs or have substantially greater financial resources than we do. Our competitors may also have significantly greater experience in:

•	developing drug candidates;

•	undertaking preclinical testing and clinical trials;

•	building relationships with key customers and opinion-leading physicians;

•	obtaining and maintaining FDA and other regulatory approvals of drug candidates;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

     If our competitors market drugs that are less expensive, safer or more effective than our potential drugs, or that reach the market sooner than our potential drugs, we may not achieve commercial success. In addition, the life sciences industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change we may be unable to compete effectively. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

The regulatory approval process is expensive, time consuming and uncertain and may prevent our partners or us from obtaining approvals for the commercialization of some or all of our drug candidates.

     The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of a New Drug Application, or NDA, from the FDA. Neither we nor our partners have received marketing approval for any of our drug candidates. Obtaining a NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with the FDA and other applicable foreign and United States regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.

     Regulatory approval of a NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA also has substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

•	a drug candidate may not be safe or effective;

•	FDA officials may not find the data from preclinical testing and clinical trials sufficient;

•	the FDA might not approve our or our third-party manufacturer’s processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

If we or our partners receive regulatory approval for our drug candidates, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize our potential drugs.

     Any regulatory approvals that we or our partners receive for our drug candidates may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

     The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.

If physicians and patients do not accept our drugs, we may be unable to generate significant revenue, if any.

     Even if our drug candidates obtain regulatory approval, resulting drugs, if any, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established, physicians may elect not to recommend these drugs for a variety of reasons including:

•	timing of market introduction of competitive drugs;

•	demonstration of clinical safety and efficacy;

•	cost-effectiveness;

•	availability of reimbursement from health maintenance organizations and other third-party payors;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	other potential advantages over alternative treatment methods; and

•	marketing and distribution support.

     If our drugs fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer.

The coverage and reimbursement status of newly approved drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to market any drugs we may develop and decrease our ability to generate revenue.

     There is significant uncertainty related to the coverage and reimbursement of newly approved drugs. The commercial success of our potential drugs in both domestic and international markets is substantially dependent on whether third-party coverage and reimbursement is available for the ordering of our potential drugs by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for our potential drugs. They may not view our potential drugs as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our potential drugs to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our drugs may cause our revenue to decline.

We may be subject to costly product liability claims and may not be able to obtain adequate insurance.

     Because we conduct clinical trials in humans, we face the risk that the use of our drug candidates will result in adverse effects. We currently maintain product liability insurance in the amount of $10.0 million with a $5,000 deductible per occurrence, however, such liability insurance excludes coverage of liability resulting from clinical trials. We cannot predict the possible harms or side effects that may result from our clinical trials. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage.

     In addition, once we have commercially launched drugs based on our drug candidates, we will face exposure to product liability claims. This risk exists even with respect to those drugs that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties that we have agreed to indemnify could incur liability. Even if we were ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may create adverse publicity, all of which would impair our ability to generate sales of the litigated product as well as our other potential drugs. Moreover, product recalls may be issued at our discretion or at the direction of the FDA, other governmental agencies or other companies having regulatory control for drug sales. If product recalls occur, such recalls are generally expensive and often have an adverse effect on the image of the drugs being recalled as well as the reputation of the drug’s developer or manufacturer.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

     Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential drugs, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We use hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

     Our research and development processes involve the controlled use of hazardous materials, including chemicals, radioactive and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from those materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

     In addition, our partners may use hazardous materials in connection with our strategic alliances. To our knowledge, their work is performed in accordance with applicable biosafety regulations. In the event of a lawsuit or investigation, however, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials used by these parties. Further, we may be required to indemnify our partners against all damages and other liabilities arising out of our development activities or drugs produced in connection with these strategic alliances.

Our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters or resource shortages could disrupt our operations and adversely affect results.

     Important documents and records, such as hard copies of our laboratory books and records for our drug candidates and compounds, are located in our corporate headquarters at a single location in South San Francisco, California near active earthquake zones. In the event of a natural disaster, such as an earthquake, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

Risks Related To Our Common Stock

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.

     The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	results from and any delays in the clinical trials programs, including the clinical trials for SB-715992 and SB-743921, our drug candidates for the treatment of cancer;

•	failure or delays in entering additional drug candidates into clinical trials, including CK-1213296, our drug candidate for the treatment of acute congestive heart failure;

•	failure or discontinuation of any of our research programs;

•	delays in establishing new strategic alliances;

•	announcements concerning our strategic alliances with GSK or AstraZeneca or future strategic alliances;

•	delays in the development of our drug candidates and commercialization of our potential drugs by GSK or any future partners or otherwise;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare reimbursement policies;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs; and

•	additions or departures of key personnel.

     These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

     Our executive officers, directors and their affiliates beneficially own or control approximately 38.6 percent of the outstanding shares of our common stock (after giving effect to the conversion of all outstanding convertible preferred stock and the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

     The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market after Cytokinetics’ initial public offering, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by our executive officers and directors and substantially all of our stockholders and optionholders in connection with our recent initial public offering on April 29, 2004 provide that Goldman, Sachs & Co., in its sole discretion, may release those parties, at any time or from time to time and without notice, from their obligation not to dispose of shares of common stock for a period of 180 days after such offering. Goldman, Sachs & Co. has no pre-established conditions to waiving the terms of the lock-up agreements, and any decision by it to waive those conditions would depend on a number of factors, which may include market conditions, the performance of the common stock in the market and our financial condition at that time.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

     We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our businesses. In addition, the terms of existing or any future debts may preclude us from paying these dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents, short-term and long-term, and restricted investments in a variety of interest-bearing instruments, including United States government and agency securities, high-grade United States corporate bonds, commercial paper and money market funds. The investment portfolio is subject to interest rate risk and will fall in value in the event market interest rates increase. Due to the short duration of our investment portfolio, we believe an immediate 10% change in interest rates would not be material to our financial condition or results of operations. We do not have any foreign currency or derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     (b) Changes in internal control over financial reporting.

     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (c) Recent Sales of Unregistered Securities

     On March 10, 2004, the Company entered into an agreement with an affiliate of GSK to sell 538,461 shares of common stock immediately prior to the completion of our initial public offering at a purchase price equal to the price per share of our common stock issued and sold in our initial public offering. On May 3, 2004, such affiliate of GSK purchased all of such shares at a purchase price of $13.00 per share, for a total of $7.0 million in proceeds to the Company. This transaction was effected in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Securities Act.

     During the quarter ended March 31, 2004, we issued to employees, directors and consultants 315,917 shares of common stock upon the exercise of stock options at a weighted average exercise price of $1.03 per share. During the same period, we granted options to purchase 507,193 shares of common stock at a weighted average exercise price of $5.92 per share. These transactions were effected under Rule 701 promulgated under the Securities Act and, in the case of a certain consultant, Section 4(2) of the Securities Act.

     The recipients of securities in the above-described transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

     There were no underwriters employed in connection with any of the transactions set forth in this Item 2(c).

     (d) Use of Proceeds

     We registered 7,935,000 shares of our common stock in connection with our initial public offering under the Securities Act. The Securities and Exchange Commission declared our Registration Statement on Form S-1, as amended (Reg. No. 333-112261), for such initial public effective on April 29, 2004. The offering commenced as of such date, and did not terminate before any securities were sold. As of the date of the filing of this report, the offering has terminated and all 7,935,000 shares of common stock that we registered were sold. The underwriters of the offering were Goldman, Sachs & Co., Credit Suisse First Boston LLC, Pacific Growth Equities, LLC, and Lazard Freres & Co. LLC.

     All 7,935,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $13.00. The aggregate purchase price of the offering was $103.2 million. The net offering proceeds to us after deducting total expenses were $94.2 million. We incurred total expenses in connection with the offering of $9.0 million, which consisted of:

•	$1.6 in legal, accounting and printing fees;

•	$7.2 million in underwriters’ discounts, fees and commissions; and

•	$0.2 in miscellaneous expenses.

     Entities affiliated with Credit Suisse First Boston LLC own in excess of 10% of our outstanding shares of common stock. Michael Schmertzler, a member of our board of directors, is also an affiliate of the affiliated Credit Suisse First Boston LLC entities. Except for underwriters’ discounts, fees and commissions we paid to Credit Suisse First Boston LLC, no payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

     We completed our initial public offering on May 4, 2004. The net offering proceeds have been invested in short-term investment-grade securities and money market accounts.

     From time of receipt on May 4, 2004, we have applied the net proceeds from our initial public offering towards working capital.

     Given that our initial public offering commenced after the reporting period covered by this Form 10-Q, and that the proceeds were also not received until after the end of such period, there are no uses of net proceeds to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In February 2004, our stockholders authorized by written consent the following actions in connection with our initial public offering:

•	the adoption of our Amended and Restated Certificate of Incorporation to become effective in connection with our initial public offering;

•	the adoption of our Amended and Restated Bylaws to become effective upon completion of our initial public offering;

•	the adoption of our 2004 Equity Incentive Plan;

•	the adoption of our 2004 Employee Stock Purchase Plan;

•	the election to convert all issued and outstanding shares of Preferred Stock into shares of Common Stock in connection with our initial public offering; and

•	the approval of the form of indemnification agreement for our officers and directors.

     All such actions were effected pursuant to written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

     The February 2004 written consent was adopted on February 29, 2004 by holders of 2,162,170 shares of our common stock out of 2,579,023 shares issued and outstanding, 15,066,780 shares out of 17,062,154 shares of our preferred stock issued and outstanding and 5,789,490 shares out of 5,789,490 shares of our Series C preferred stock issued and outstanding. These numbers represent post-reverse split, as-converted shares voted.

     In March 2004, our stockholders authorized by written consent the amendment of our Fifth Amended and Restated Certificate of Incorporation to effect a 1-for-2 reverse stock split in connection with our initial public offering.

     This action was effected pursuant to written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

     The March 2004 written consent was adopted on March 10, 2004 by holders of 1,380,895 shares of our common stock out of 2,590,150 shares issued and outstanding, 10,719,372 shares out of 17,062,154 shares of our preferred stock issued and outstanding and 3,157,895 shares out of 5,789,490 shares of our Series C preferred stock issued and outstanding. These numbers represent post-reverse split, as-converted shares voted.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits have been filed with this report:

3.1*	Form of Amended and Restated Certificate of Incorporation of Registrant

3.2*	Form of Amended and Restated Bylaws of Registrant

4.1*	Specimen Common Stock Certificate

4.3*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.

4.4*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.

4.5*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.

4.6*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.

4.7*	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.

4.8*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.

4.9*	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation.

4.10*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.

4.14*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.3*	2004 Equity Incentive Plan.

10.4*	2004 Employee Stock Purchase Plan.

10.45*	Common Stock Purchase Agreement, dated March 10, 2004, by and between the Registrant and Glaxo Group Limited.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits (with same exhibit number) to Cytokinetics, Incorporated’s Registration Statement on Form S-1 (File No. 333-112261) declared effective by the Securities and Exchange Commission on April 29, 2004.

(a) Reports on Form 8-K.

        None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2004

CYTOKINETICS, INCORPORATED (Registrant)

/s/ James H. Sabry

James H. Sabry
President, Chief Executive Officer and Director (principal executive officer)

/s/ Robert I. Blum

Robert I. Blum
Executive Vice President, Finance and Corporate Development and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.		Exhibit Title
3.1	*	Form of Amended and Restated Certificate of Incorporation of Registrant

3.2	*	Form of Amended and Restated Bylaws of Registrant

4.1	*	Specimen Common Stock Certificate

4.3	*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.

4.4	*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.

4.5	*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.

4.6	*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.

4.7	*	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.

4.8	*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.

4.9	*	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation.

4.10	*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.

4.14	*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.

10.1	*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.3	*	2004 Equity Incentive Plan.

10.4	*	2004 Employee Stock Purchase Plan.

10.45	*	Common Stock Purchase Agreement, dated March 10, 2004, by and between the Registrant and Glaxo Group Limited.

31.1		Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.

32		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits (with same exhibit number) to Cytokinetics, Incorporated’s Registration Statement on Form S-1 (File No. 333-112261) declared effective by the Securities and Exchange Commission on April 29, 2004.