Form 10-Q
period 2004-06-30
CYTOKINETICS INC
filed 2004-08-16
CIK 1061983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50633

CYTOKINETICS, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-3291317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

280 East Grand Avenue
South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

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

     Yes ☐  No ☒

     Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2004: 28,332,839

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2004	2003 (1)
Assets
Current Assets:
Cash and cash equivalents	$17,650	$10,991
Short-term investments	102,269	24,197
Accounts receivable	13	74
Related party receivable	185	189
Prepaids and other current assets	2,660	1,625

Total current assets	122,777	37,076
Long-term investments	11,550	7,857
Property and equipment, net	7,764	8,870
Related party notes receivable	1,146	1,146
Restricted cash	5,523	7,199
Other assets	743	725

Total assets	$149,503	$62,873

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,926	$1,589
Accrued liabilities	2,918	3,060
Related party accrued liabilities	716	—
Short-term portion of equipment financing lines	2,108	2,008
Short-term portion of deferred revenue	2,800	2,800

Total current liabilities	10,468	9,457
Long-term portion of equipment financing lines	8,210	8,075
Long-term portion of deferred revenue	2,800	4,200

Total liabilities	21,478	21,732

Convertible preferred stock, $0.001 par value
Authorized: 37,300,000 shares
Issued and outstanding: none in 2004 and 34,128,308 shares in 2003	—	133,172

	—	133,172

Stockholders’ equity (deficit)
Common stock, $0.001 par value:
Authorized: 61,500,000 shares
Issued and outstanding: 28,332,339 shares in 2004 and 2,307,258 shares in 2003	28	2
Additional paid-in capital	242,572	5,646
Deferred stock-based compensation	(5,249)	(3,651)
Accumulated other comprehensive income (loss)	(89)	46
Deficit accumulated during the development stage	(109,237)	(94,074)

Total stockholders’ equity (deficit)	128,025	(92,031)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$149,503	$62,873

The accompanying notes are an integral part of these financial statements.

     (1) The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

					Cummulative
					Period from
	Three Months Ended		Six Months Ended		August 5,
	June 30,	June 30,	June 30,	June 30,	1997 to
	2004	2003	2004	2003	June 30, 2004
Revenues:
Research and development revenues from related party	$1,895	$1 ,843	$6,962	$3,892	$29,899
Research and development and grant revenues	305	11	405	11	907
License revenues from related party	700	700	1,400	1,400	8,400

Total revenues	2,900	2,554	8,767	5,303	39,206

Operating expenses:
Research and development (1)	9,749	7,286	19,109	15,042	119,926
General and administrative (1)	2,672	3,040	5,147	5,162	33,283

Total operating expenses	12,421	10,326	24,256	20,204	153,209

Operating loss	(9,521)	(7,772)	(15,489)	(14,901)	(114,003)
Interest and other income	780	720	1,299	1,112	10,570
Interest and other expense	(490)	(683)	(973)	(1,076)	(5,804)

Net loss	$(9,231)	$(7,735)	$(15,163)	$(14,865)	$(109,237)

Net loss per share:
Basic and diluted	$(0.46)	$(4.11)	$(1.36)	$(7.96)
Weighted- average number of shares used in per share calculations:
Basic and diluted	19,905	1,882	11,112	1,868
(1) Includes the following stock-based compensation charges:
Research and development	$327	$157	$548	$216	$1,470
General and administrative	188	104	356	145	703

	$515	$261	$904	$361	$2,173

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Cumulative Period
	Six Months Ended		from August 5, 1997
	June 30,	June 30,	(date of inception)
	2004	2003	to June 30, 2004
Cash flows from operating activities:
Operating activities
Net Loss	$(15,163)	$(14,865)	$(109,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,634	1,598	10,529
Gain or loss on sale of fixed assets	8	(2)	310
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash proceeds from sale of fixed assets	6	13	96
Non-cash expense related to warrants issued for equipment
financing lines and facility lease	—	—	41
Non-cash expense for acceleration of options	—	—	20
Non-cash interest expense	46	—	76
Stock-based compensation	904	361	2,153
Changes in operating assets and liabilities:
Accounts receivable	61	8	(13)
Related party receivable	4	(132)	(319)
Prepaid expenses and other assets	(1,081)	(249)	(2,262)
Accounts payable	127	492	1,716
Accruals and other liabilities	1290	(202)	3,634
Related party accruals	(716)	—	—
Other assets	(18)	(100)	(798)
Deferred revenue	(1,400)	(1,714)	5,600

Net cash used in operating activities	(14,298)	(14,792)	(88,347)

Investing activities
Investment in restricted cash	1,676	(3,624)	(5,523)
Purchases of property and equipment	(332)	(1,307)	(18,515)
Proceeds from sale of fixed assets	—	—	24
Issuance of notes receivable	—	—	(1,146)
Purchases of short-term and long-term investments	(130,519)	(42,864)	(301,750)
Proceeds from sales and maturities of investments	48,618	16,142	187,925

Net cash used in investing activities	(80,557)	(31,653)	(138,985)

Financing activities
Repayment of equipment loan	(1,072)	(1,097)	(5,267)
Proceeds from issuance of common stock	101,288	34	101,996
Repurchase of common stock previously subject to repurchase	(9)	—	(30)
Proceeds from issuance of preferred stock	—	39,873	133,172
Additional equipment loan taken	1,307	1,677	15,111

Net cash provided by financing activities	101,514	40,487	244,982

Increase (decrease) in cash and cash equivalents	6,659	(5,958)	17,650
Cash and cash equivalents, beginning of period	10,991	16,388	—

Cash and cash equivalents, end of period	$17,650	$10,430	$17,650

Supplemental disclosure of cash flow information:
Cash paid for interest	$211	$438	$1,920

Supplemental disclosure of significant non-cash investing and financing activities:
Deferred stock-based compensation	$2,338	$2,946	$7,080

Penalty on restructuring	$—	$240	$475

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

     The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. On April 29, 2004 the Company sold shares of its common stock in an initial public offering. On April 26, 2004 the Company effected a one for two reverse stock split. All share and per share amounts for all periods presented in the accompanying financial statements have been retroactively adjusted to give effect to the reverse stock split.

     The Company’s Registration Statement (SEC File No. 333-112261) for its initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company’s common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK.” The Company sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option at $13.00 per share, for aggregate gross proceeds of $103.2 million. In connection with this offering the Company paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, the Company received net proceeds of approximately $94.0 million from the offering. In addition, the Company entered into an agreement with an affiliate of GlaxoSmithKline (“GSK”) to sell 538,461 shares of its common stock immediately prior to the closing of the initial public offering at a purchase price of $13.00 per share, for a total of $7.0 million in proceeds.

     Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, payments from strategic collaborations, government grant awards and debt financing.

Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for fair presentation of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

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

Comprehensive Loss

     Comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive loss includes certain changes in stockholder’s equity (deficit) that are excluded from net loss. Specifically, unrealized holding gains and losses on the Company’s investments are included in accumulated other comprehensive loss. Comprehensive loss and its components for the three and six-month periods ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net Loss	$(9,231)	$(7,735)	$(15,163)	$(14,865)
Changes in unrealized gain (loss) on investments	(156)	22	(135)	20

Comprehensive loss	$(9,387)	$(7,713)	$(15,298)	$(14,845)

Restricted Cash

     As of June 30, 2004, the Company held bank certificates of deposit in the amount of $5.5 million. The deposits relate to a $5.3 million security pledge for equipment financings and $0.2 million to collateralize an officer’s loan. During the quarter ended June 30, 2004 the cash collateral for equipment financing debt was reduced by $1.8 million from $7.3 million per the terms of the financing agreement.

Stock-based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations and the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure — an amendment of FAS 123” (“SFAS No. 148”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the stock option grant between the estimated fair value of the Company’s common stock and the exercise price of the stock option.

     For employee stock options granted prior to the Company’s initial public offering in April 2004, the fair value for these options and the related purchase rights were estimated at the date of grant using the minimum value method. For employee stock options granted subsequent to the Company’s initial public offering, the value is estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for 2004 and 2003, respectively: risk free interest rates of 3.93% and 2.37%; volatility factors of the expected market price of the Company’s common stock of 70.00% and 0.00%; no dividend yields; and weighted average expected life of the options of 5.0 years.

     The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net loss, as reported	$(9,231)	$(7,735)	$(15,163)	$(14,865)
Add: Stock-based employee compensation expense included in reported net loss	379	166	632	192
Deduct: Total stock-based employee compensation determined under fair value based methods for all awards	(435)	(147)	(765)	(201)

Pro forma net loss	$(9,287)	$(7,716)	$(15,296)	$(14,874)

Net loss per common share, basic and diluted:
As reported	$(0.46)	$(4.11)	$(1.36)	$(7.96)

Proforma	$(0.47)	$(4.10)	$(1.38)	$(7.96)

Note 2. Net Loss Per Share

     Basic net loss is computed by dividing net loss by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, common stock subject to repurchase, warrants and convertible preferred stock.

     The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Numerator:
Net Loss	$(9,231)	$(7,735)	$(15,163)	$(14,865)

Denominator:
Weighted-average shares of common stock outstanding	20,129	1,946	11,331	1,942
Less: weighted-average shares subject to repurchase	(224)	(64)	(220)	(74)

Weighted-average shares used in computing basic and diluted net loss per share	19,905	1,882	11,111	1,868

Basic and diluted net loss per share	$(0.46)	$(4.11)	$(1.36)	$(7.96)

Anti-Dilutive Securities

     The following outstanding options, common stock subject to repurchase, warrants and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	June 30, 2004	June 30, 2003
Convertible preferred stock (as if converted)	—	17,100
Options to purchase common stock	2,401	2,444
Common stock subject to repurchase	199	53
Warrants to purchase common stock	—	100
Warrants to purchase convertible preferred stock (as if converted)	71	91

Note 3. Related Party Transactions

     In December 2003, the Company entered into a verbal agreement with Portola Pharmaceuticals, Inc. (“Portola”). Charles J. Homcy, M.D., is the President and CEO of Portola and also sits on the Company’s Board of Directors and is a consultant to the Company. As of June 30, 2004, the Company’s accrued liability balance included $716,000 payable to Portola for pharmacology and toxicology services and expenses rendered on the Company’s behalf. The outside service expense was $0.4 million and $0.3 million for the three and six month periods ended June 30, 2004.

Note 4. Stockholders’ Equity (Deficit)

Authorized number of shares

     On January 21, 2004, the Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation increasing the authorized number of shares to 130,000,000, of which 120,000,000 are designated as common stock and 10,000,000 are designated as preferred stock. The amendment became effective upon the closing of the initial public offering.

2004 Equity Incentive Plan

     On January 21, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”). The plan was approved by the stockholders on February 29, 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options and restricted stock purchase rights and stock bonuses to employees, directors and consultants.

     A total of 1,600,000 shares of common stock have been authorized for issuance pursuant to the 2004 Plan. On January 1, 2005, and annually thereafter, the authorized shares will automatically be increased by a number of shares equal to the lesser of (i) 1,500,000 shares; (ii) 3.5% of the outstanding shares on such date; or (iii) an amount determined by the Board of Directors.

Employee Stock Purchase Plan

     On January 21, 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). The plan was approved by the stockholders on February 29, 2004. A total of 500,000 shares of common stock were reserved for issuance pursuant to the Purchase Plan.

Note 5. Recent Accounting Pronouncements

At its March 2004 meeting, the Emerging Issue Task Force (“EITF”) reached a consensus recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of the disclosure requirements of EITF 03-01 to have a material impact on its financial position, cash flows or results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company does not expect the adoption of the EITF 03-06 to have a material impact on its financial position, cash flows or results of operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessary indicative of results that may occur in future periods.

     This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: increasing, substantially or otherwise, losses, costs, expenses and expenditures; the initiation, progress, timing and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates; the time and costs involved in obtaining regulatory approvals; exercise of our options to co-fund the development of one or both of SB-715992 and SB-743921; our plans or ability to commercialize drugs, with or without a partner; market acceptance for drug candidates; our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our drug candidates; the sufficiency of existing resources to fund our operations over the next 24 months; expansion of our research and development programs and the scope and size of research development efforts; potential competitors; our estimates of future performance; our estimates regarding anticipated operating losses, capital requirements and our needs for additional financing; future payments under lease obligation and equipment financing lines; expected future sources of revenue and capital; our plans to obtain limited product liability insurance; fluctuations in our stock price; dividends on our common stock and the role of retention of future earnings in our business; our efforts to comply with evolving corporate governance laws and regulations; protection of our intellectual property; maintenance of corporate governance and public disclosure standards; increasing the number of our employees and recruiting additional key personnel; the size and scope of our operations; the role of capital appreciation as the source of gain for investors in our common stock.

     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, regulatory approval, production and marketing of our drug candidates; delay in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials are not indicative of future results of clinical trials); the uncertainty of patent protection for our intellectual property or trade secrets; potential infringement of the intellectual property rights or trade secrets of third parties; activities and decisions, and market conditions affecting, current and future strategic partners and our ability to obtain additional financing if necessary. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

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

     We are also advancing a series of novel cardiac myosin activators, for the treatment of acute congestive heart failure, towards preclinical development and plan to put one of the compounds from this program into human clinical studies in 2005. In addition, we are pursuing more than ten research programs addressing a number of therapeutic areas.

     Since our inception in August 1997, we have incurred significant net losses. As of June 30, 2004, we had an accumulated deficit of $109.2 million. We expect to incur substantial and increasing losses for the next several years:

•	as one or both of SB-715992 and SB-743921 enter later-stage development and commercialization, if we exercise our options to co-fund the development of, and co-promote, these drug candidates under our strategic alliance with GlaxoSmithKline (“GSK”);

•	as we advance a series of novel cardiac myosin activators toward preclinical and clinical development for the treatment of acute congestive heart failure, and other drug candidates through clinical trials;

•	as we expand our research programs and further develop our proprietary drug discovery technologies; and

•	if we elect to fund development or commercialization of any drug candidate.

     We intend to pursue selective strategic alliances to enable us to maintain financial and operational flexibility.

     A Phase II clinical trial program for SB-715992 for the treatment of cancer commenced in the fourth quarter of 2003. We anticipate that this Phase II program will be completed in 2005. A Phase III clinical trial program may then be initiated. GSK also inititated a second Phase II clinical trial for SB-715992 in the United States for the treatment of breast cancer in July 2004. GSK inititated a Phase Ib clinical trial for SB-715992 in combination with docetaxel in the United Kingdom in June 2004. Other Phase Ib and Phase II studies are expected to begin in multiple tumor types in 2004. We expect that it will take several years before we can commercialize SB-715992. Accordingly, we cannot reasonably estimate when and to what extent SB-715992 will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including the effectiveness and safety profile of the drug, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. GSK funds the research and development costs associated with SB-715992 pursuant to our strategic alliance. We expect to determine whether and to what extent we will exercise our co-funding option during the conduct of our clinical trials for this drug candidate, taking into consideration clinical results and our business, finances and prospects at that time. If we exercise our option to co-fund certain later stage development activities associated with SB-715992, our expenditures relating to research and development of this drug candidate will increase significantly. A Phase I clinical trial for SB-743921 commenced in May 2004 to evaluate its safety tolerability, pharmacokinetics and pharmacodynamic profile in advanced cancer patients. The clinical trial program for SB-743921 will proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from the drug candidate until the program is successfully completed, regulatory approval is achieved and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when this may occur. GSK funds the research and development costs associated with SB-743921. If we exercise our option to co-fund certain later-stage development activities associated with SB-743921, our expenditures relating to research and development of this drug candidate will increase significantly.

     We are also advancing a series of novel cardiac myosin activators, for the treatment of acute congestive heart failure, towards preclinical development. Previously, we announced that we expected to file an IND application to begin clinical trials to evaluate one such compound, CK-1213296, in the treatment of acute congestive heart failure in the second half of 2004. In recent months, however, our scientists have identified certain pre-clinical issues with this specific compound that require further characterization and that will contribute to a delay in the expected start of these human studies. Furthermore, more recently, our scientists have synthesized and optimized several other cardiac myosin activators that may have more attractive properties than CK-1213296. While preclinical development of CK-1213296 continues, we have decided to evaluate the newer compounds in comparison with CK-1213296 and we plan to put one of the compounds from this program into human clinical studies in 2005 rather than 2004. As with our drug candidates in our other programs, the compounds in our congestive heart failure program are at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any of them. We currently fund all research and development costs associated with this program. For the three and six month periods ended June 30, 2004 and the comparable periods in 2003, we incurred costs of approximately $3.9 million, $7.6 million, $2.7 million and $5.4 million, respectively, for research and development activities relating to our congestive heart failure program. We anticipate that our expenditures relating to research and development of compounds in our congestive heart failure program will increase significantly as we advance candidates from such program into clinical development.

     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including:

•	the uncertainty of the timing of completion of patient enrollment in our pivotal Phase III clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the interim analyses of our pivotal Phase III clinical trials;

•	the uncertainty of clinical trial results;

•	extensive governmental regulation, both foreign and domestic, for approval of new therapies; and

•	the uncertainty related to the completion of construction and qualification of a commercial scale manufacturing facility.

     If we fail to complete the development of our drug candidates in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations. A further discussion of the risks and uncertainties associated with completing our programs on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for several years, if ever,” “Clinical trials may fail to demonstrate the safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval” and “Clinical trials are expensive, time consuming and subject to delay,” as well as other risk factors.

     To date we have funded our operations primarily through the sale of equity securities, non-equity payments from GSK and AstraZeneca, capital lease financings, interest on investments and government grants. We received net proceeds from the sale of equity securities of $94.0 million upon the closing of the initial public offering of our common shares in May 2004, $39.9 million in 2003, $13.8 million in 2001, $54.9 million in 2000, $19.3 million in 1999 and $5.3 million in 1998. Under our strategic alliance with GSK, in 2001 GSK made a $14.0 million upfront cash payment and an initial $14.0 million investment in our equity. On May 3, 2004, an affiliate of GSK made a $7.0 million investment in our equity. GSK has also committed to reimburse full time equivalents, or FTEs, through the end of the minimum five-year research term of the strategic alliance, and to make additional payments upon the achievement of certain precommercialization milestones. As of June 30, 2004 we have received $20.7 million in FTE reimbursement and $6.2 million in milestone payments from GSK. We received $1.3 million under equipment financing arrangements in the quarter ended June 30, 2004 and, $1.3 million, $2.0 million, $6.4 million, $3.5 million, $0.6 million and $1.3 million under equipment financing arrangements in thesix months ended June 30, 2004 and years ending December 31, 2003, 2002, 2001, 2000, and 1999 respectively. Interest earned on investments in the three and six month peiods ended June 30, 2004 and the years ended December 31, 2003, 2002, 2001, 2000 and 1999 was $0.7 million $1.2 million, $2.3 million, $2.2 million, $3.1 million, $0.8 million and $0.3 million, respectively. Grant revenues were $0.0 million, $0.1 million, $0.0 million $0.1 million, and $0.3 million in the three and six month periods ended June 30, 2004 and the years ended 2003, 2002, and 2001, respectively. GSK also has the contractual right to reduce the funding of our FTEs at their discretion, subject to certain agreed minimum levels, in the beginning of a contract year based on the activities of the agreed upon research plan. GSK has agreed to fund worldwide development and commercialization of drug candidates arising from our strategic alliance. We will earn royalties from sales of any resulting drugs. We retain a product-by-product option to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording co-promotion rights in North America. In the event we exercise our co-promotion option, we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.

Recent Developments

     Our Registration Statement (SEC File No. 333-112261) for our initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. Our common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK.” Goldman, Sachs & Co. acted as lead underwriter of the offering. Credit Suisse First Boston, Pacific Growth Equities, LLC, and Lazard acted as co-managers. We sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option at $13.00 per share, for aggregate gross proceeds of $103.2 million. In connection with this offering we paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $94.0 million from the offering. In addition, we entered into an agreement with an affiliate of GSK to sell 538,461 shares of our common stock immediately prior to the completion of the initial public offering at a purchase price of $13.00 per share, for a total of $7.0 million in proceeds.

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2004 and June 30, 2003

Revenues

     Collaborative research and development revenue was $2.9 million and $8.8 million for the three and six month periods ended June 30, 2004, compared to $2.6 million and $5.3 million for the comparable 2003 periods. Our collaboration agreement with AstraZeneca signed in December 2003 and a milestone earned from our collaboration with GSK in January 2004 caused an increase in revenue of $0.3 million and $3.5 million for the three and six month periods ended June 30, 200, respectively.

Research and Development Expenses

     Research and development expenses for the three and six month periods ended June 30, 2004 increased to $9.7 million and $19.1 million, from $7.3 million and $15.0 million for the comparable 2003 periods. The increase in expense for the three month period ended June 30, 2004 as compared to the same period in 2003 is primarily attributable to additional research and development personnel and administrative expenses of $0.1 million, increased expenses of $1.2 million related to outsourced contracting services, increased non-cash stock based compensation expense of $0.2 million and $0.9 million increase in overhead allocation. The increase in expense for the 2004 six month period as compared to the 2003 period was primarily attributable to additional research and development personnel and administrative expenses of $0.4 million, increased expenses of $2.3 million related to outsourced contracting services, non-cash stock based compensation expense of $0.3 million, and $0.8 million increase in overhead allocation. During the three and six month periods ended June 30, 2004, we incurred costs of $1.5 million and $3.2 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $3.9 million and $7.6 million for our congestive heart failure program, $2.3 million and $4.4 million for PUMA™ system and Cytometrix™ technologies and $2.0 million and $3.9 million for all other programs, respectively. For the three and six month periods ended June 30, 2003, we incurred costs of $1.7 million and $3.4 million, $2.7 million and $5.4 million, $2.1 million and $4.6 million and $0.8 million and $1.6 million, respectively, for the same research and development activities. We expect research and development expenses to increase in future periods if we exercise our option to co-fund certain later-stage research and development activities relating to SB-715992 and SB-743921, advance research and development of our cardiac myosin activators for the treatment of acute congestive heart failure and pursue our current plan to put one of these cardiac myosin activator compounds into clinical trials in 2005.

     We expect to expand the scope of our research and development programs in future periods which may result in substantial increases in research and development expenses.

General and Administrative Expenses

     General and administrative expenses for the three and six month periods ended June 30, 2004 decreased to $2.7 million and $5.1 million, from $3.0 million and $5.2 million for the comparable 2003 periods. The change in expense for the three month period ended June 30, 2004 as compared to the same period in 2003 is primarily attributable to additional general and administrative personnel expenses of $0.2 million, increased expenses of $0.3 million related to outsourced contracting services, and increased non-cash stock based compensation of $0.1 million. This increase of $0.6 million was offset by an increased overhead allocation to research and development of $0.9 million. The change in expense for the 2004 six month period as compared to the 2003 period was primarily attributable to additional general and administrative personnel expenses of $0.3 million, increased expenses of $0.2 million related to outsourced contracting services, and increased non-cash stock based compensation of $0.2 million. This increase of $0.7 million was offset by an increased overhead allocation to research and development of $0.8 million. We expect that general and administrative costs will increase in future periods as a result of increasing payroll, support of our initial commercialization efforts, business development costs, expanding operational infrastructure, and the costs associated with being a public company. General and administrative expenses consist primarily of administrative personnel and related facility costs along with legal, accounting and other professional fees.

Interest and Other Income and Expense

     Interest and other income was $0.8 million and $1.3 million for the three and six month periods ended June 30, 2004 as compared to $0.7 million and $1.1 million for the comparable 2003 periods. The increase in the 2004 periods as compared to the 2003 periods was primarily due to an increase in the average cash and cash equivalents balance, and higher interest yields. Interest and other expense was $0.5 million and $1.0 million for the three and six month periods ended June 30, 2004 as compared to $0.7 million and $1.1 million for the comparable 2003 periods. The decrease was primarily due to a decrease in interest expense from a restructuring of equipment financings.

Liquidity and Capital Resources

     Since inception, our primary sources of funds have been the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants, and interest income. Combined cash, cash equivalents, and investments (both current and non-current and restricted cash) total $137.0 million at June 30, 2004, an increase of $86.7 million from December 31, 2003. The increase was primarily due to the $94.0 million net proceeds from our initial public offering. This increase was offset by the use of $14.3 million to fund operations, $80.6 million used in investing activities, and $7.5 million provided by other financing activities. The cash used to fund operations was primarily due to the net loss of $15.2 million and the cash used in investing activities consisted primarily of investment purchases of $130.5 million and investment sales and maturities of $48.6 million. Financing activities provided cash of $101.5 million which was primarily due to $101.3 miilion proceeds (net of issuance costs) from the issuance of common stock. As of June 30, 2004, the average maturity of available-for-sale securities was approximately 92 days. Our restricted cash totaled $5.5 million at June 30, 2004 and $7.2 million at December 31, 2003.

     Our Registration Statement (SEC File No. 333-112261) for our initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. Our common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK.” We sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option at $13.00 per share, for aggregate gross proceeds of $103.2 million. In connection with this offering we paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $94.0 million from the offering. In addition, the Company entered into an agreement with an affiliate of GSK to sell 538,461 shares of our common stock immediately prior to the completion of the initial public offering at a purchase price of $13.00 per share, for a total of $7.0 million in proceeds.

     As of June 30, 2004, future minimum payments under lease obligations and equipment financing lines are as follows (in thousands):

	Within	One to three	Four to five	After five
	one year	years	years	years	Total
Operating leases	$1,710	$3,142	$3,105	$6,399	$14,356
Equipment financing line	2,108	4,542	3,644	24	10,318

	$3,818	$7,684	$6,749	$6,423	$24,674

     Our long-term commitments under operating leases shown above consists of payments relating to our facility lease in South San Francisco, California, which expires in 2013. We have investigated additional office space expansion opportunities to support our administrative, research and development requirements beyond the year 2004 as we expect that by executing our strategy, we will require additional space. As of this date, we have made no formal commitments or plans to access any additional lease space.

     We expect to incur substantial costs as we continue to expand our research programs and related research and development activities. Under the terms of our strategic alliance with GSK, we have options to co-fund certain later-stage development activities for SB-715992 and SB-743921. If we exercise an option, our research and development expenses will increase significantly. We expect to determine whether and to what extent we will exercise our co-funding option based on clinical results and our business, finances and prospects at the time we receive the results. Research and development expenses for our unpartnered drug discovery programs consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and development, facilities costs and depreciation of equipment. We expect to incur significant research and development expenses as we advance our research and development of our cardiac myosin activators for the treatment of acute congestive heart failure, pursue our current plan to put one of these cardiac myosin activator compounds into human clinical trials in 2005, pursue more than ten research programs in multiple therapeutic areas and develop our PUMA system, Cytometrix technologies and other proprietary drug discovery technologies.

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the initiation, progress, timing and completion of preclinical research, development, and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our options to co-fund the development of one or both of SB-715992 and SB-743921;

•	the level of funding that we may provide for other current or future drug candidates, including a potential drug candidate for the treatment of acute congestive heart failure;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	the acquisition of technologies, products and other business opportunities that require financial commitments;

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs;

•	expanding and advancing our research programs;

•	the hiring of additional employees and consultants; and

•	expanding our facilities.

     We believe that our existing cash resources, future payments from GSK and AstraZeneca, proceeds from equipment financings and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 24 months. If, at any time, our prospects for internally financing our research programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

     As of June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

     We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy before the Food and Drug Administration, or FDA, and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research, preclinical testing and clinical testing, before we or our partners can file applications with the FDA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. SB-715992, our most advanced drug candidate for the treatment of cancer, and SB-743921 are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any other drug candidate in preclinical testing or clinical development will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. SB-743921, our other cancer drug candidate, entered Phase I clinical trials in May 2004. Because SB-743921 has a similar mechanism of action as SB-715992, the development of one or both of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from either of these drug candidates.

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

     Prior to receiving approval to commercialize any of our drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both safe and effective. Before we can commence clinical trials, we must demonstrate through preclinical studies satisfactory product chemistry, formulation, stability and toxicity levels in order to file an IND to commence clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates, and satisfactory chemistry, formulation, stability and toxicity levels have not yet been demonstrated for our drug candidates that are currently the subject of preclinical studies. Through our strategic alliance, GSK is currently conducting a Phase II clinical trial to test the safety and efficacy of SB-715992 in non-small cell lung cancer. GSK also initiated a second Phase II clinical trial for SB-715992 in the United States for the treatment of breast cancer in July 2004. GSK initiated a Phase Ib clinical trial for SB-715992 in combination with docetaxel in the United Kingdom in June 2004. Additional Phase II and Phase Ib clinical trials for SB-715992 are scheduled to commence throughout the remainder of 2004. In addition a Phase I clinical trial for SB-743921 commenced in May 2004. We are currently conducting preclinical studies with respect to novel cardiac myosin activators for the treatment of acute congestive heart failure. Pending the satisfactory completion of such preclinical studies, we currently plan to file an IND and initiate Phase I clinical trials for one of these compounds in 2005. As with our other drug candidates, these cardiac myosin activators are at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from the drug candidate. If these preclinical studies, clinical trials or future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be negatively affected.

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

     Our focus on drug discovery and development directed at the cytoskeleton is novel and unique to us. While a number of commonly used drugs and a growing body of research validate the importance of the cytoskeleton in the origin and progression of a number of diseases, no existing drugs specifically and directly interact with the cytoskeletal proteins and pathways that our drug candidates seek to modulate. As a result, we cannot be certain that our drug candidates will appropriately modulate targeted cytoskeletal proteins and pathways or produce commercially viable drugs that safely and effectively treat cancer, congestive heart failure and potentially other diseases. In addition, if we are successful in developing and receiving regulatory approval for a commercially viable drug for the treatment of one disease focused on the cytoskeleton, we cannot be certain that we will also be able to develop and receive regulatory approval for drug candidates for the treatment of other forms of that disease or other diseases. If we or our partners fail to develop and commercialize viable drugs, we will not achieve commercial success.

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

     The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	results from and any delays in the clinical trials programs, including the clinical trials for SB-715992 and SB-743921, our drug candidates for the treatment of cancer;

•	failure or delays in entering additional drug candidates into clinical trials, including a potential drug candidate for the treatment of acute congestive heart failure;

•	failure or discontinuation of any of our research programs;

•	delays in establishing new strategic alliances;

•	announcements concerning our strategic alliances with GSK or AstraZeneca or future strategic alliances;

•	delays in the development of our drug candidates and commercialization of our potential drugs by GSK or any future partners or otherwise;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare reimbursement policies;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs; and

•	additions or departures of key personnel.

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

     Our executive officers, directors and their affiliates beneficially own or control approximately 38.7 percent of the outstanding shares of our common stock (after giving effect to the conversion of all outstanding convertible preferred stock and the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq National Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

     During the quarter ended June 30, 2004, we issued to employees, directors and consultants 28,047 shares of common stock upon the exercise of stock options at a weighted average exercise price of $1.38 per share. During the same period, we granted options to purchase 7,467 shares of common stock at a weighted average exercise price of $13.33 per share. These transactions were effected under Rule 701 promulgated under the Securities Act and, in the case of a certain consultant, Section 4(2) of the Securities Act.

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

     None.

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

(b) Reports on Form 8-K.

     On June 16, 2004 we filed a current report on form 8-K relating to the release of 2004 First Quarter financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2004

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