Form 10-Q
period 2004-09-30
CYTOKINETICS INC
filed 2004-11-12
CIK 1061983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50633

CYTOKINETICS, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3291317 (I.R.S. Employer Identification Number)
280 East Grand Avenue South San Francisco, California (Address of principal executive offices)	94080 (Zip Code))

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

     Yes ☑     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐     No ☑

     Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2004: 28,341,744

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2004	2003 (1)
Assets
Current Assets:
Cash and cash equivalents	$19,775	$10,991
Short-term investments	91,327	24,197
Accounts receivable	14	74
Related party receivable	168	189
Prepaids and other current assets	2,272	1,625

Total current assets	113,556	37,076
Long-term investments	10,441	7,857
Property and equipment, net	7,505	8,870
Related party notes receivable	1,146	1,146
Restricted cash	5,523	7,199
Other assets	755	725

Total assets	$138,926	$62,873

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,214	$1,589
Related party accrued liabilities	329	–
Accrued liabilities	4,295	3,060
Short-term portion of equipment financing lines	2,151	2,008
Short-term portion of deferred revenue	2,800	2,800

Total current liabilities	10,789	9,457
Long-term portion of equipment financing lines	7,664	8,075
Long-term portion of deferred revenue	2,100	4,200

Total liabilities	20,553	21,732

Convertible preferred stock, $0.001 par value
Authorized: 37,300,000 shares in 2003
Issued and outstanding: none in 2004 and 34,128,308 shares in 2003	–	133,172

Stockholders’ equity (deficit)
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding: 28,326,849 shares in 2004 and 2,307,258 shares in 2003	28	2
Additional paid-in capital	242,617	5,646
Deferred stock-based compensation	(4,715)	(3,651)
Accumulated other comprehensive income (loss)	(105)	46
Deficit accumulated during the development stage	(119,452)	(94,074)

Total stockholders’ equity (deficit)	118,373	(92,031)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$138,926	$62,873

(1)	The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

					Cumulative Period
	Three Months Ended		Nine Months Ended		from August 5,
					1997 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003	2004
Revenues:
Research and development revenues from related party	$1,449	$1,867	$8,111	$5,759	$31,048
Research and development and grant revenues	300	–	1,005	11	1,507
License revenues from related party	700	700	2,100	2,100	9,100

Total revenues	2,449	2,567	11,216	7,870	41,655

Operating expenses:
Research and development (1)	9,535	9,099	28,644	24,141	129,461
General and administrative (1)	3,569	2,176	8,716	7,339	36,852

Total operating expenses	13,104	11,275	37,360	31,480	166,313

Operating loss	(10,655)	(8,708)	(26,144)	(23,610)	(124,658)
Interest and other income	983	685	2,283	1,798	11,554
Interest and other expense	(544)	(646)	(1,517)	(1,722)	(6,348)

Net loss	$(10,216)	$(8,669)	$(25,378)	$(23,534)	$(119,452)

Net loss per share:
Basic and diluted	$(0.36)	$(4.51)	$(1.50)	$(12.48)
Weighted-average number of shares used in per share calculations:
Basic and diluted	28,154,119	1,921,414	16,888,804	1,885,913
(1) Includes the following stock based compensation charges:
Research and development	$366	$176	$914	$392	$1,822
General and administrative	187	84	543	229	884

	$553	$260	$1,457	$621	$2,706

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

			Cumulative Period
	Nine Months Ended		from August 5, 1997
			(date of inception)
	September 30,	September 30,	to September 30,
	2004	2003	2004
Cash flows from operating activities:
Operating activities
Net loss	$(25,378)	$(23,534)	$(119,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,461	2,399	11,356
Gain or loss on sale of property and equipment	5	(8)	307
Gain on sale of investments	–	–	(84)
Allowance for doubtful accounts	–	–	191
Non-cash proceeds from sale of property and equipment	32	90	122
Non-cash expense related to warrants issued for equipment financing lines and facility lease	–	–	41
Non-cash expense for acceleration of options	–	–	20
Non-cash interest expense	69	12	99
Stock-based compensation	1,457	621	2,706
Changes in operating assets and liabilities:
Accounts receivable	60	2	(14)
Related party receivable	21	(47)	(319)
Prepaids and other current assets	(716)	(244)	(1,937)
Accounts payable	(396)	(890)	1,193
Accrued liabilities	1,235	211	4,480
Related party accrued liabilities	329	–	–
Other assets	(30)	(136)	(755)
Deferred revenue	(2,100)	(2,410)	4,900

Net cash used in operating activities	(22,951)	(23,934)	(97,146)

Investing activities
Investment in restricted cash	1,676	(799)	(5,523)
Purchases of property and equipment	(1,112)	(1,306)	(19,292)
Proceeds from sale of property and equipment	–	–	24
Issuance of notes receivable	–	–	(1,146)
Purchases of short-term and long-term investments	(162,258)	(54,172)	(333,489)
Proceeds from sales and maturities of investments	92,393	33,143	231,700

Net cash used in investing activities	(69,301)	(23,134)	(127,726)

Financing activities
Repayment of equipment loan	(1,575)	(1,681)	(5,771)
Proceeds from issuance of common stock	101,322	74	102,174
Repurchase of common stock	(18)	–	(40)
Proceeds from issuance of preferred stock	–	39,869	133,173
Additional equipment loan taken	1,307	1,677	15,111

Net cash provided by financing activities	101,036	39,939	244,647

Increase (decrease) in cash and cash equivalents	8,784	(7,129)	19,775
Cash and cash equivalents, beginning of period	10,991	16,388	–

Cash and cash equivalents, end of period	$19,775	$9,259	$19,775

Supplemental disclosure of cash flow information:
Cash paid for interest	$323	$631	$2,032

Supplemental disclosure of significant non-cash investing and financing activities:
Deferred stock-based compensation	$2,338	$3,125	$7,080

Penalty on restructuring	$–	$240	$475

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Overview

     Cytokinetics, Incorporated (the “Company”) was incorporated under the laws of the state of Delaware on August 5, 1997 to discover, develop and commercialize novel small molecule drugs specifically targeting the cytoskeleton. The Company has been primarily engaged in conducting research, developing drug candidates and product technologies.

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

     The Company’s Registration Statement (SEC File No. 333-112261) for its initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company’s common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK.” The Company sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option at $13.00 per share, for aggregate gross proceeds of $103.2 million. In connection with this offering, the Company paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, the Company received net proceeds of approximately $94.0 million from the offering. In addition, the Company entered into an agreement with an affiliate of GlaxoSmithKline (“GSK”) to sell 538,461 shares of its common stock immediately prior to the closing of the initial public offering at a purchase price of $13.00 per share, for a total of approximately $7.0 million in net proceeds.

     Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, payments from strategic collaborations, government grant awards and debt financing.

Basis of presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the management of the Company believes are necessary for fair presentation of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

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

Comprehensive Loss

     Comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity (deficit) that are excluded from net loss. Specifically, unrealized gains and losses on the Company’s investments are included in accumulated other comprehensive gain (loss). Comprehensive loss and its components for the three and nine-month periods ended September 30, 2004 and 2003 are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net Loss	$(10,216)	$(8,669)	$(25,378)	$(23,534)
Changes in unrealized gain (loss) on investments	(16)	17	(151)	37

Comprehensive loss	$(10,232)	$(8,652)	$(25,529)	$(23,497)

Restricted Cash

     As of September 30, 2004, the Company held bank certificates of deposit in the amount of $5.5 million. The deposits relate to a $5.3 million security pledge for equipment financings and $0.2 million to collateralize an officer’s loan. The restricted cash balance of $7.2 million as of December 31, 2003 was $1.7 million higher due to the higher security pledge for the Company’s equipment financings.

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

     For employee stock options granted prior to the Company’s initial public offering in April 2004, the fair value for these options and the related purchase rights were estimated at the date of grant using the minimum value method. For employee stock options granted subsequent to the Company’s initial public offering, the value is estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted average assumptions were used for the three and nine months ended September 30, 2004 and 2003, respectively: risk free interest rates of 3.39% and 3.18%; 3.44% and 2.74%; volatility factors of the expected market price of the Company’s common stock of 81.00% and 0.00%; no dividend yields; and weighted average expected life of the options of 5.0 years.

     The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net loss, as reported	$(10,216)	$(8,669)	$(25,378)	$(23,534)
Add: Stock-based employee compensation expense included in reported net loss	377	170	1,009	362
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(448)	(199)	(1,214)	(400)

Pro forma net loss	$(10,287)	(8,698)	$(25,583)	$(23,572)

Net loss per common share, basic and diluted:
As reported	$(0.36)	$(4.51)	$(1.50)	$(12.48)

Proforma	$(0.37)	$(4.53)	$(1.51)	$(12.50)

Note 2. Net Loss Per Share

     Basic net loss is computed by dividing net loss by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including outstanding options, common stock subject to repurchase, warrants and convertible preferred stock.

     The following table sets forth the computation of the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(10,216)	$(8,669)	$(25,378)	$(23,534)

Denominator:
Weighted-average shares of common stock outstanding	28,331	1,970	17,093	1,951
Less: weighted-average shares subject to repurchase	(177)	(49)	(204)	(65)

Weighted-average shares used in computing basic and diluted net loss per share	28,154	1,921	16,889	1,886

Basic and diluted net loss per share	$(0.36)	$(4.51)	$(1.50)	$(12.48)

Anti-Dilutive Securities

     The following outstanding options, common stock subject to repurchase, warrants and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented as their effect would be anti-dilutive in calculating net loss per share in the periods (in thousands):

	September 30,	September 30,
	2004	2003
Convertible preferred stock (as if converted)	–	17,100
Options to purchase common stock	2,553	2,420
Common stock subject to repurchase	154	45
Warrants to purchase common stock	–	100
Warrants to purchase convertible preferred stock (as if converted)	71	91
Total	2,778	19,756

Note 3. Related Party Transactions

     In August 2004, the Company entered into a written agreement with Portola Pharmaceuticals, Inc. (“Portola”). Charles J. Homcy, M.D., is the President and CEO of Portola and also sits on the Company’s Board of Directors and is a consultant to the Company. For the three and nine months ended September 30, 2004, the Company expensed $329,000 and $999,000, respectively, for Portola’s research and related services rendered on the Company’s behalf. The accrued liability balance included $329,000 payable to Portola.

Note 4. Recent Accounting Pronouncements

     On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The proposed FAS 123R addresses the accounting for transactions in which an enterprise received employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

     This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: increasing, substantially or otherwise, losses, costs, expenses and expenditures; the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates; the time and costs involved in obtaining regulatory approvals; exercise of our options to co-fund the development of one or both of SB-715992 and SB-743921; our plans or ability to commercialize drugs, with or without a partner; market acceptance for drug candidates; our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our drug candidates; the sufficiency of existing resources to fund our operations over the next 21 months; expansion of our research and development programs and the scope and size of research and development efforts; potential competitors; our estimates of future performance; our estimates regarding anticipated operating losses, capital requirements and our needs for additional financing; future payments under lease obligation and equipment financing lines; expected future sources of revenue and capital; our plans to obtain limited product liability insurance; fluctuations in our stock price; dividends on our common stock and the role of retention of future earnings in our business; our efforts to comply with evolving corporate governance laws and regulations; protection of our intellectual property; maintenance of corporate governance and public disclosure standards; increasing the number of our employees and recruiting additional key personnel; the size and scope of our operations; the role of capital appreciation as the source of gain for investors in our common stock.

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

Overview

     We are a leading biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule drugs specifically targeting the cytoskeleton. Employing our cell biology driven approach and proprietary technologies we believe we can enhance the speed, efficiency and yield of the drug discovery and development process. We have two drug candidates for the treatment of cancer, one of which is in Phase II clinical trials and the other which Phase I clinical trials.

     We are also advancing a series of novel cardiac myosin activators, for the treatment of congestive heart failure, towards preclinical development and plan to put one of the compounds from this program into human clinical studies in 2005. In addition, we are pursuing more than ten research programs addressing a number of therapeutic areas.

     Since our inception in August 1997, we have incurred significant net losses. As of September 30, 2004, we had an accumulated deficit of $119.5 million. We expect to incur substantial and increasing losses for the next several years if:

•	we conduct later-stage development and commercialization of SB715992 and SB743921;

•	we exercise our options to co-fund the development of one or both and co-promote these drug candidates under our strategic alliance with GlaxoSmithKline (“GSK”);

•	we advance a series of novel cardiac myosin activators toward preclinical and clinical development for the treatment of congestive heart failure, and other drug candidates through clinical trials;

•	we expand our research programs and further develop our proprietary drug discovery technologies; and

•	we elect to fund development or commercialization of any drug candidate.

     We intend to pursue selective strategic alliances to enable us to maintain financial and operational flexibility.

Oncology

     An international, 70 patient Phase II clinical trial for SB-715992 for the treatment of non small cell lung cancer commenced in the fourth quarter of 2003. Based on the current rate of site initiation and patient enrollment rates communicated to us by our partner GSK, data from the platinum sensitive arm of this study are expected in mid-2005 and data from the platinum refractory arm are expected later in 2005. In July 2004, GSK initiated an international, 55 patient Phase II monotherapy clinical trial evaluating the efficacy of SB-715992 in the second or third line treatment of breast cancer patients. Based on the current rate of patient enrollment, interim data are expected during the second half of 2005, with final data expected to be available during the first half of 2006. GSK continued to enroll patients in a Phase Ib clinical trial in the United Kingdom that is evaluating the safety of this compound in combination with docetaxel. Additional Phase Ib combination therapy studies are also expected to begin in the coming months. Data from these studies are expected in 2005. The National Cancer Institute, in collaboration with GSK, will be initiating several Phase II and Phase I studies in the coming months which will further evaluate the efficacy of this compound in colorectal, head and neck, renal, hepatocellular, prostate, melanoma and hematological cancers. If these ongoing clinical trials produce favorable results, then clinical development of SB-715992 will be advanced. We expect that it will take several years before we can commercialize SB-715992. Accordingly, we cannot reasonably estimate when and to what extent SB-715992 will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including the effectiveness and safety profile of the drug, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. GSK funds the research and development costs associated with SB-715992 pursuant to our strategic alliance. We expect to determine whether and to what extent we will exercise our co-funding option during the conduct of our clinical trials for this drug candidate, taking into consideration clinical results and our business, finances and prospects at that time. If we exercise our option to co-fund certain later stage development activities associated with SB-715992, our expenditures relating to research and development of this drug candidate will increase significantly.

     GSK continued to enroll patients in a dose-escalating Phase I study evaluating the safety, tolerability, and pharmacokinetics of SB-743921, a second kinesin spindle protein inhibitor, in advanced cancer patients. We anticipate the enrollment will be completed in the first half of 2005, with data expected to be available shortly thereafter. The clinical trial program for SB-743921 will proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from the drug candidate until the program is successfully completed, regulatory approval is achieved and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when this may occur. GSK funds the research and development costs associated with SB-743921. If we exercise our option to co-fund certain later-stage development activities associated with SB-743921, our expenditures relating to research and development of this drug candidate will increase significantly.

     During the quarter ended September 30, 2004, GSK advanced another mitotic kinesin target forward in collaborative research, triggering a pre-defined milestone payment of $250,000 to the Company.

Cardiovascular

     We are advancing a series of novel cardiac myosin activators, for the treatment of congestive heart failure, towards preclinical development. Previously, we announced that we expected to file an IND application to begin clinical trials to evaluate one such compound, CK-1213296, in the treatment of congestive heart failure in the second half of 2004. In recent months, however, our scientists have identified certain pre-clinical issues with this specific compound that require further characterization and that will contribute to a delay in the expected start of these human studies. Furthermore, more recently, our scientists have synthesized and optimized several other cardiac myosin activators that may have more attractive properties than CK-1213296. We have decided to evaluate the newer compounds in comparison with CK-1213296 and we plan to put one of the compounds from this program into human clinical studies in 2005 rather than 2004. As with our drug candidates in our other programs, the compounds in our congestive heart failure program are at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any of them. The company is discontinuing negotiations with a potential partner for our cardiac myosin activator program in favor of a current plan to pursue both the acute and chronic congestive heart failure indications. We currently fund all research and development costs associated with this program. For the three and nine month periods ended September 30, 2004 and the comparable periods in 2003, we incurred costs of approximately $3.3 million, $10.9 million, $3.3 million and $8.7 million, respectively, for research and development activities relating to our congestive heart failure program. We anticipate that our expenditures relating to research and development of compounds in our congestive heart failure program will increase significantly as we advance candidates from such program into clinical development.

     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including:

•	the uncertainty of the timing of the initiation and completion of patient enrollment in our pivotal Phase II clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the interim analyses of our pivotal Phase II clinical trials after such trials have been initiated and completed;

•	the possibility of delays in characterization, synthesis, and optimization of potential drug candidates in our cardiovascular program;

•	the uncertainty of clinical trial results;

•	extensive governmental regulation, both foreign and domestic, for approval of new therapies; and

•	the uncertainty related to the completion of construction and qualification of a commercial scale manufacturing facility.

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

     To date we have funded our operations primarily through the sale of equity securities, non-equity payments from GSK and AstraZeneca, capital lease financings, interest on investments and government grants. We received net proceeds from the sale of equity securities of $94.0 million upon the closing of the initial public offering of our common shares in May 2004, $39.9 million in 2003, $13.8 million in 2001, $54.9 million in 2000, $19.3 million in 1999 and $5.3 million in 1998. Under our strategic alliance with GSK, in 2001 GSK made a $14.0 million upfront cash payment and an initial $14.0 million investment in our equity. On May 3, 2004, an affiliate of GSK made a $7.0 million investment in our equity. GSK has also committed to reimburse full time equivalents, or FTEs, through the end of the minimum five-year research term of the strategic alliance, and to make additional payments upon the achievement of certain precommercialization milestones. As of September 30, 2004 we have received $21.9 million in FTE reimbursement and $6.5 million in milestone payments from GSK. As of September 30, 2004 we have received $974,000 in FTE reimbursement from our strategic alliance with AstraZeneca. We received $1.3 million, $2.0 million, $6.4 million, $3.5 million, $0.6 million and $1.3 million under equipment financing arrangements in the nine months ended September 30, 2004 and years ending December 31, 2003, 2002, 2001, 2000, and 1999 respectively. Interest earned on investments in the three and nine month periods ended September 30, 2004 and the years ended December 31, 2003, 2002, 2001, 2000 and 1999 was $1.0 million $2.2 million, $2.3 million, $2.2 million, $3.1 million, $0.8 million and $0.3 million, respectively. Grant revenues were $0.0 million, $0.1 million, $0.0 million $0.1 million, and $0.3 million in the three and nine month periods ended September 30, 2004 and the years ended 2003, 2002, and 2001, respectively. GSK also has the contractual right to reduce the funding of our FTEs at their discretion, subject to certain agreed minimum levels, in the beginning of a contract year based on the activities of the agreed upon research plan. GSK has agreed to fund worldwide development and commercialization of drug candidates arising from our strategic alliance. We will earn royalties from sales of any resulting drugs. We retain a product-by-product option to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording co-promotion rights in North America. In the event we exercise our co-promotion option, we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.

Recent Developments

     Our Registration Statement (SEC File No. 333-112261) for our initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. Our common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK.” We sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option at $13.00 per share, for aggregate gross proceeds of $103.2 million. In connection with this offering we paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $94.0 million from the offering. In addition, we entered into an agreement with an affiliate of GSK to sell 538,461 shares of our common stock immediately prior to the completion of the initial public offering at a purchase price of $13.00 per share, for a total of approximately $7.0 million in net proceeds.

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2004 and September 30, 2003

Revenues

     Collaborative research and development revenue was $2.4 million and $11.2 million for the three and nine month periods ended September 30, 2004, compared to $2.6 million and $7.9 million for the comparable periods in 2003. For the three months ended September 30, 2004, the $0.5 million decrease in revenues resulting from the contractually pre-defined reduction in FTE sponsorship by GSK was partially offset by a $0.3 million increase from our collaboration agreement with AstraZeneca, when compared to the same period in 2003. The increase in revenue of $3.3 million for the nine month periods ended September 30, 2004, when compared to the same period in 2003, was due to the revenues from our collaboration agreement with AstraZeneca and GSK milestones earned in January and July 2004.

Research and Development Expenses

     Research and development expenses for the three and nine month periods ended September 30, 2004 increased to $9.5 million and $28.6 million, from $9.1 million and $24.1 million for the comparable 2003 periods. The increase in expense for the three month period ended September 30, 2004, as compared to the same period in 2003, is primarily attributable to increased expenses of $0.1 million related to outsourced contracting services, increased non-cash stock based compensation expense of $0.2 million and a $0.1 million increase in overhead allocation. The increase in expense for the nine month period ended September 30, 2004 as compared to the same period in 2003 was primarily attributable to the addition of research and development personnel and associated administrative expenses of $0.4 million, increased expenses of $2.4 million related to outsourced contracting services, non-cash stock based compensation expense of $0.5 million, and a $1.0 million increase in overhead allocation. During the three and nine month periods ended September 30, 2004, we incurred costs of $1.9 million and $5.0 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $3.3 million and $10.9 million for our congestive heart failure program, $2.0 million and $6.4 million for PUMA™ system and Cytometrix™ technologies and $2.4 million and $6.3 million for all other programs, respectively. For the three and nine month periods ended September 30, 2003, we incurred costs of $1.5 million and $4.9 million, $3.3 million and $8.7 million, $1.8 million and $6.4 million and $2.5 million and $4.1 million, respectively, for the same research and development activities. We expect research and development expenses to increase in future periods if we exercise our option to co-fund certain later-stage research and development activities relating to SB-715992 and SB-743921, advance research and development of our cardiac myosin activators for the treatment of congestive heart failure and pursue our current plan to put one of these cardiac myosin activator compounds into clinical trials in 2005.

     We expect to expand the scope of our research and development programs in future periods which may result in substantial increases in research and development expenses.

General and Administrative Expenses

     General and administrative expenses for the three and nine month periods ended September 30, 2004 increased to $3.6 million and $8.7 million, from $2.2 million and $7.3 million for the comparable periods in 2003. The change in expense for the three month period ended September 30, 2004 as compared to the same period in 2003 is primarily attributable to additional general and administrative personnel expenses of $0.4 million, increased expenses of $0.9 million related to outsourced contracting services, and increased non-cash stock based compensation of $0.1 million. The increase in expense for the 2004 nine month period as compared to the 2003 period was primarily attributable to increased expenses of $1.2 million related to outsourced contracting services. We expect that general and administrative costs will increase in future periods as a result of increasing payroll, support of our initial commercialization efforts, business development costs, expanding operational infrastructure, and the costs associated with being a public company.

Interest and Other Income and Expense

     Interest and other income was $1.0 million and $2.3 million for the three and nine month periods ended September 30, 2004 as compared to $0.7 million and $1.8 million for the comparable 2003 periods. The increase in the 2004 periods as compared to the 2003 periods was primarily due to an increase in the average cash and cash equivalents balance, and higher interest yields. Interest and other expense was $0.5 million and $1.5 million for the three and nine month periods ended September 30, 2004 as compared to $0.6 million and $1.7 million for the comparable 2003 periods. The decrease in interest expense was primarily the result of restructuring our equipment financings.

Liquidity and Capital Resources

     Since inception, our primary sources of funds have been the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants, and interest income. Combined cash, cash equivalents, and investments (both current and non-current and restricted cash) total $127.1 million at September 30, 2004, an increase of $76.9 million from December 31, 2003. This increase was primarily due to the $94.0 million net proceeds from our initial public offering and approximately $7.0 million provided by other financing activities. These proceeds were reduced by $23.0 million used to fund operations. Our restricted cash totaled $5.5 million at September 30, 2004 and $7.2 million at December 31, 2003.

     We sold 7,935,000 shares of common stock in our initial public offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option at $13.00 per share, for aggregate gross proceeds of $103.2 million. In connection with this offering we paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $94.0 million from the offering. In addition, the Company entered into an agreement with an affiliate of GSK to sell 538,461 shares of our common stock immediately prior to the completion of the initial public offering at a purchase price of $13.00 per share, for a total of approximately $7.0 million in net proceeds.

     As of September 30, 2004, future minimum payments under current lease obligations and equipment financing lines are as follows (in thousands):

	Within	One to	Four to	After
	one year	three years	five years	five years	Total
Operating leases	$1,702	$3,128	$3,074	$6,030	$13,934
Equipment financing lines	2,151	4,591	3,073	–	9,815

	$3,853	$7,719	$6,147	$6,030	$23,749

     Our long-term commitments under operating leases shown above consists of payments relating to our facility lease in South San Francisco, California, which expires in 2013. We have investigated additional office space expansion opportunities to support our administrative, research and development requirements beyond the year 2004 as we expect that by executing our strategy, we will require additional space. However, as of September 30, 2004, we have made no binding commitments to access any additional lease space.

     We expect to incur substantial costs as we continue to expand our research programs and related research and development activities. Under the terms of our strategic alliance with GSK, we have options to co-fund certain later-stage development activities for SB-715992 and SB-743921. If we exercise an option, our research and development expenses will increase significantly. We expect to determine whether and to what extent we will exercise our co-funding option based on clinical results and our business, finances and prospects at the time we receive the results. Research and development expenses for our unpartnered drug discovery programs consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and development, facilities costs and depreciation of equipment. We expect to incur significant research and development expenses as we advance our research and development of our cardiac myosin activators for the treatment of congestive heart failure, pursue our current plan to put one of these cardiac myosin activator compounds into human clinical trials in 2005, pursue more than ten research programs in multiple therapeutic areas and develop our PUMA system, Cytometrix technologies and other proprietary drug discovery technologies.

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the initiation, progress, timing, scope and completion of preclinical research, development, and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by evolving requirements of regulatory agencies;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our options to co-fund the development of one or both of SB-715992 and SB-743921;

•	the level of funding that we may provide for other current or future drug candidates, including a potential drug candidate for the treatment of congestive heart failure;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	the acquisition of technologies, products and other business opportunities that require financial commitments;

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs;

•	expanding and advancing our research programs;

•	the hiring of additional employees and consultants; and

•	expanding our facilities.

     We believe that our existing cash resources, future payments from GSK and AstraZeneca, proceeds from equipment financings and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 21 months. If, at any time, our prospects for internally financing our research programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

     As of September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

     We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy before the Food and Drug Administration, or FDA, and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research, preclinical testing and clinical testing, before we or our partners can file applications with the FDA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. SB-715992, our most advanced drug candidate for the treatment of cancer, and SB-743921 are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any other drug candidate in preclinical testing or clinical development will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. SB-743921, our cancer drug candidate, entered Phase I clinical trials in May 2004. The development of one or both of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from either of these drug candidates.

     We have funded all of our operations and capital expenditures with proceeds from both private and public sales of our equity securities and strategic alliances with GSK, AstraZeneca and others. We believe that our existing cash resources, future payments from GSK and AstraZeneca, proceeds from equipment financings, and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 21 months. To meet our future cash requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through debt financing, if available, such financing may involve covenants that restrict our business activities. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. However, we cannot assure you that any such funding, if needed, will be available on attractive terms, or at all.

Clinical trials may fail to demonstrate the safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

     Prior to receiving approval to commercialize any of our drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both safe and effective. Before we can commence clinical trials, we must demonstrate through preclinical studies satisfactory product chemistry, formulation, stability and toxicity levels in order to file an IND to commence clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates, and satisfactory chemistry, formulation, stability and toxicity levels have not yet been demonstrated for our drug candidates that are currently the subject of preclinical studies. Through our strategic alliance, GSK is currently conducting a Phase II clinical trial to test the safety and efficacy of SB-715992 in non-small cell lung cancer. GSK also initiated a second Phase II clinical trial for SB-715992 in the United States for the treatment of breast cancer in July 2004. GSK initiated a Phase Ib clinical trial for SB-715992 in combination with docetaxel in the United Kingdom in June 2004. Additional Phase II and Phase Ib clinical trials for SB-715992 are scheduled to commence throughout the remainder of 2004 and early 2005. In addition a Phase I clinical trial for SB-743921 commenced in May 2004. We are currently conducting research and preclinical studies with respect to novel cardiac myosin activators for the treatment of congestive heart failure. Pending the satisfactory completion of such studies, we currently plan to file an IND and initiate Phase I clinical trials for one of these compounds in 2005. As with our other drug candidates, these cardiac myosin activators are at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from the drug candidate. If these preclinical studies, clinical trials or future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be negatively affected.

     All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND with respect to our drug candidates, and, even if INDs are or have been filed with respect to our drug candidates, the results of preclinical studies and early-stage clinical trials of our drug candidates do not necessarily predict the results of later-stage clinical trials. Drug candidates in later-stage clinical trials may fail to show the desired safety and efficacy profile despite having progressed through initial clinical trials. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory approval. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval. Administering any of our drug candidates that are the subject of preclinical studies to animals may produce undesirable toxicities. These toxicities could delay or prevent the filing of an IND with respect to such drug candidates. In clinical trials, administering any of our drug candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation.

Clinical trials are expensive, time consuming and subject to delay.

     Clinical trials are very expensive and difficult to design and implement, especially in the cancer and congestive heart failure indications that we are pursuing, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. According to industry sources, the entire drug development and testing process takes on average 12 to 15 years. According to industry studies, the fully capitalized resource cost of new drug development is approximately $800 million, however, individual trials and individual drug candidates may incur a range of costs above or below this average. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by several factors, including:

•	delays in reaching agreement and obtaining regulatory approvals to commence a study;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

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

     Under our strategic alliance with GSK, GSK is currently responsible for the clinical development and regulatory approval of SB-715992 and SB-743921. GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of these drug candidates, and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities. If the FDA or other regulatory authorities approve these drug candidates, GSK will also be responsible for the marketing and sale of these drugs. Because GSK is responsible for these functions, we cannot control whether GSK will devote sufficient attention and resources to the clinical trials program or will proceed in an expeditious manner. Under certain circumstances, GSK has discretion to elect whether to pursue the development of our drug candidates or to abandon the clinical trial programs, and, after June 20, 2006, GSK may terminate our strategic alliance for any reason upon nine months prior notice. Disputes may arise between us and GSK, which may delay or cause termination of the clinical trials program, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of our drug candidates does not progress for these or any other reasons, we would not receive further milestone payments from GSK. GSK also has the contractual right to reduce the funding of our FTEs at their discretion, subject to certain agreed minimum levels, in the beginning of a contract year based on the activities of the agreed upon research plan. Even if the FDA or other regulatory agencies approve one or more of our drug candidates, GSK may elect not to proceed with the commercialization of such drugs, or may elect to pursue commercialization of one drug but not others. In such event, we would have to undertake and fund the clinical development of our drug candidates or commercialization of our drugs, seek a new partner for clinical development or commercialization, or curtail or abandon the clinical development or commercialization programs. If we were unable to do so on acceptable terms, or at all, our business would be harmed, and the price of our common stock would be negatively affected.

If we fail to enter into and maintain successful strategic alliances for certain of our drug candidates, we may have to reduce or delay our drug candidate development or increase our expenditures.

     Our strategy for developing, manufacturing and commercializing certain of our drug candidates currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. We have formed a strategic alliance with GSK with respect to SB-715992, SB-743921 and certain other research activities. However, we may not be able to negotiate additional strategic alliances on acceptable terms, if at all. If we are not able to maintain our existing strategic alliances or establish and maintain additional strategic alliances, we may have to limit the size or scope of, or delay, one or more of our drug development programs or research programs or undertake and fund these programs ourselves. If we elect to increase our expenditures to fund drug development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

     We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or our strategic partners’ employees, consultants, contractors, or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to enforce our rights and our business could be harmed.

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

     In particular, we are aware of an issued United States patent and at least one pending United States patent application assigned to Curis, Inc. relating to certain compounds in the quinazolinone class. SB-715992 falls into this class of compounds. The Curis patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. We are also aware that Curis has pending applications in Europe, Japan, Australia and Canada with claims covering compositions of certain quinazolinone compounds. We are also aware that one of these European application is proceeding to grant. Curis or a third party may assert that the sale of SB-715992 may infringe one or more of these or other patents. We believe that we have valid defenses against the Curis patents if asserted against SB-715992. Moreover, the grant of the European patent may be opposed by one or more parties. However, we cannot guarantee that a court would find such defenses valid or that such opposition would be successful. We have not attempted to obtain a license to this patent. If we decide to obtain a license to this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

     In addition, we are aware of various issued United States patents and pending United States and foreign patent applications assigned to Cellomics, Inc. relating to an automated method for analyzing cells. One of these applications has granted in Europe. Cellomics or a third party may assert that our Cytometrix technologies fall within the scope of, and thus infringe, one or more of these patents. We have received a letter from Cellomics notifying us that Cellomics believes we may be practicing one or more of their patents and that Cellomics offers a use license for such patents through its licensing program. We believe that we have valid defenses to such an assertion. Moreover, the grant of the European patent may be opposed by one or more parties. However, we cannot guarantee that a court would find such defenses valid or that such opposition would be successful. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

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

     Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly James H. Sabry, M.D., Ph.D., our President and Chief Executive Officer and Robert I. Blum, our Executive Vice President, Corporate Development and Chief Business Officer, and Sharon Surrey-Barbari, our Senior Vice President, Finance and Chief Financial Officer. The employment of these individuals and our other personnel is terminable at will with short or no notice. We carry key person life insurance on James H. Sabry, M.D., Ph.D. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

     We have employment agreements with Dr. James Sabry, Robert Blum, Sharon Surrey-Barbari, Dr. Andrew Wolffe, our Senior Vice President, Clinical and Chief Medical Officer; David Morgans, our Senior Vice President, Research; Jay Trautman, our Vice President, Technology; and Gail Sheridan, our Vice President, Human Resources. Each of our officers and key employees may terminate their employment without notice and without cause or good reason. We currently are not aware that any officer or key employee is planning to leave or retire.

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

     The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	results from and any delays in the clinical trials programs, including the clinical trials for SB-715992 and SB-743921, our drug candidates for the treatment of cancer;

•	failure or delays in entering additional drug candidates into clinical trials, including a potential drug candidate for the treatment of congestive heart failure;

•	failure or discontinuation of any of our research programs;

•	delays or other developments in establishing new strategic alliances;

•	announcements concerning our strategic alliances with GSK or AstraZeneca or future strategic alliances;

•	delays in the development of our drug candidates and commercialization of our potential drugs by GSK or any future partners or otherwise;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare reimbursement policies;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs; and

•	additions or departures of key personnel.

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

     Our executive officers, directors and their affiliates beneficially own or control approximately 38.5 percent of the outstanding shares of our common stock (after giving effect to the conversion of all outstanding convertible preferred stock and the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

     The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market after Cytokinetics’ initial public offering, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by our executive officers and directors, and substantially all of our stockholders and option holders in connection with our recent initial public offering on April 29, 2004, expired on October 27, 2004. These shares, which are, subject to applicable securities laws, restrictions and other agreements between the company and certain of such stockholders, are now freely tradable.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

     Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal control over financial reporting.

     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table summarizes employee stock repurchase activity for the three months ended September 30, 2004:

(c) Total
			Number of	(d) Maximum
			Shares	Number of
			Purchased as	Shares that
	(a) Total		Part of Publicly	May Yet Be
	Number of	(b) Average	Announced	Purchased
	Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	share	Programs	or Programs
July 1 to July 31, 2004	–	–	–	–
August 1 to August 31, 2004	5,874	$1.20	–	–
September 1 to September 30, 2004	1,989	$1.13	–	–

Total	7,863	$1.18	–	–

     The total number of shares repurchased include those shares of our common stock that we repurchased from employees upon termination of employment. As September 30, 2004, approximately 153,727 held by service providers remain subject to repurchase by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     The following exhibits have been filed with this report:

Exhibit
Number	Exhibit Title
3.1*	Form of Amended and Restated Certificate of Incorporation of Registrant
3.2*	Form of Amended and Restated Bylaws of Registrant
4.1*	Specimen Common Stock Certificate
4.3*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.
4.4*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.
4.5*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.
4.6*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.
4.7*	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.
4.8*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.
Master Security Agreement, dated February 2, 2001, by and between the Registrant and General
4.9*	Electric Capital Corporation.
4.10*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.
4.14*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.3*	2004 Equity Incentive Plan.
10.4*	2004 Employee Stock Purchase Plan.
10.46†	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Registrant and Portola Pharmaceuticals, Inc.
10.47	Executive Employment Agreement, dated July 7, 2004, by and between the Registrant and Gail Sheridan.
10.48	Executive Employment Agreement, dated July 8, 2004, by and between the Registrant and Jay Trautman.
10.49	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and James Sabry.
10.50	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and David Morgans.
10.51	Executive Employment Agreement, dated September 1, 2004, by and between the Registrant and Robert Blum.
10.52	Executive Employment Agreement, dated September 7, 2004, by and between the Registrant and Sharon Surrey-Barbari.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits (with same exhibit number) to Cytokinetics, Incorporated’s Registration Statement on Form S-1 (File No. 333-112261) declared effective by the Securities and Exchange Commission on April 29, 2004.

†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2004	CYTOKINETICS, INCORPORATED (Registrant)
/s/ James H. Sabry

James H. Sabry President, Chief Executive Officer and Director (principal executive officer)

/s/ Sharon Surrey-Barbari

Sharon Surrey-Barbari Senior Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.1*	Form of Amended and Restated Certificate of Incorporation of Registrant
3.2*	Form of Amended and Restated Bylaws of Registrant
4.1*	Specimen Common Stock Certificate
4.3*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.
4.4*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.
4.5*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.
4.6*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.
Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the
4.7*	Registrant and Comdisco.
4.8*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.
Master Security Agreement, dated February 2, 2001, by and between the Registrant and General
4.9*	Electric Capital Corporation.
4.10*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.
4.14*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.3*	2004 Equity Incentive Plan.
10.4*	2004 Employee Stock Purchase Plan.
10.46†	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Registrant and Portola Pharmaceuticals, Inc.
10.47	Executive Employment Agreement, dated July 7, 2004, by and between the Registrant and Gail Sheridan.
10.48	Executive Employment Agreement, dated July 8, 2004, by and between the Registrant and Jay Trautman.
10.49	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and James Sabry.
10.50	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and David Morgans.
10.51	Executive Employment Agreement, dated September 1, 2004, by and between the Registrant and Robert Blum.
10.52	Executive Employment Agreement, dated September 7, 2004, by and between the Registrant and Sharon Surrey-Barbari.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits (with same exhibit number) to Cytokinetics, Incorporated’s Registration Statement on Form S1 (File No. 333-112261) declared effective by the Securities and Exchange Commission on April 29, 2004.

†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.