Form 10-Q/A
period 2004-09-30
CYTOKINETICS INC
filed 2005-02-16
CIK 1061983

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50633

CYTOKINETICS, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3291317 (I.R.S. Employer Identification Number)

280 East Grand Avenue South San Francisco, California (Address of principal executive offices)	94080 (Zip Code)

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

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Page
PART II. OTHER INFORMATION	4
Item 6. Exhibits	4
SIGNATURES	5
EXHIBIT 10.46
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Explanatory Note

     This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends Cytokinetics, Incorporated’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, originally filed on November 12, 2004 (the “Original Filing”). The Company is refiling Item 6 of Part II and Exhibit 10.46 in response to certain comments made by the Securities and Exchange Commission to the Company’s request for confidential treatment of certain portions of Exhibit 10.46, and is including with this Amendment certain currently dated certifications.

     Except as described above, no other changes have been made to the Original Filing. The filing of this Form 10-Q/A is not a representation that any statements contained in items of Form 10-Q other than Part II, Item 6 and Exhibit 10.46 are true or complete as of any date subsequent to the Original Filing.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The following exhibits have been filed with this report:

Exhibit
Number	Exhibit Title
3.1*	Form of Amended and Restated Certificate of Incorporation of Registrant

3.2*	Form of Amended and Restated Bylaws of Registrant

4.1*	Specimen Common Stock Certificate

4.3*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.

4.4*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.

4.5*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.

4.6*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.

4.7*	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.

4.8*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.

Master Security Agreement, dated February 2, 2001, by and between the Registrant and General

4.9*	Electric Capital Corporation.

4.10*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.

4.14*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.3*	2004 Equity Incentive Plan.

10.4*	2004 Employee Stock Purchase Plan.

10.46†	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Registrant and Portola Pharmaceuticals, Inc.

10.47**	Executive Employment Agreement, dated July 7, 2004, by and between the Registrant and Gail Sheridan.

10.48**	Executive Employment Agreement, dated July 8, 2004, by and between the Registrant and Jay Trautman.

10.49**	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and James Sabry.

10.50**	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and David Morgans.

10.51**	Executive Employment Agreement, dated September 1, 2004, by and between the Registrant and Robert Blum.

10.52**	Executive Employment Agreement, dated September 7, 2004, by and between the Registrant and Sharon Surrey-Barbari.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits (with same exhibit number) to Cytokinetics, Incorporated’s Registration Statement on Form S-1 (File No. 333-112261) declared effective by the Securities and Exchange Commission on April 29, 2004.

**	Previously filed.

†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2005

CYTOKINETICS, INCORPORATED (Registrant)
/s/ James H. Sabry
James H. Sabry
President, Chief Executive Officer and Director (principal executive officer)

/s/ Sharon Surrey-Barbari
Sharon Surrey-Barbari
Senior Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.1*	Form of Amended and Restated Certificate of Incorporation of Registrant

3.2*	Form of Amended and Restated Bylaws of Registrant

4.1*	Specimen Common Stock Certificate

4.3*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.

4.4*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.

4.5*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.

4.6*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.

4.7*	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.

4.8*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.

Master Security Agreement, dated February 2, 2001, by and between the Registrant and General

4.9*	Electric Capital Corporation.

4.10*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.

4.14*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.3*	2004 Equity Incentive Plan.

10.4*	2004 Employee Stock Purchase Plan.

10.46†	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Registrant and Portola Pharmaceuticals, Inc.

10.47**	Executive Employment Agreement, dated July 7, 2004, by and between the Registrant and Gail Sheridan.

10.48**	Executive Employment Agreement, dated July 8, 2004, by and between the Registrant and Jay Trautman.

10.49**	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and James Sabry.

10.50**	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and David Morgans.

10.51**	Executive Employment Agreement, dated September 1, 2004, by and between the Registrant and Robert Blum.

10.52**	Executive Employment Agreement, dated September 7, 2004, by and between the Registrant and Sharon Surrey-Barbari.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits (with same exhibit number) to Cytokinetics, Incorporated’s Registration Statement on Form S-1 (File No. 333-112261) declared effective by the Securities and Exchange Commission on April 29, 2004.

**	Previously filed.

†	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.