Form 10-K
period 2004-12-31
CYTOKINETICS INC
filed 2005-03-14
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50633
CYTOKINETICS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-3291317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
James Sabry
President and Chief Executive Officer
280 East Grand Avenue
South San Francisco, CA 94080
(650) 624-3000
(Address, including zip code, or registrant’s principal executive offices and telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of Act).     Yes ☐     No     ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates was $226.0 million computed by reference to the last sales price of $14.85 as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2004. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
      The number of shares outstanding of the Registrant’s common stock on February 28, 2005 was 28,498,220 shares.

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED
FORM 10-K
Year Ended December 31, 2004

PART I
      This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: the initiation, progress, timing, scope and anticipated date of completion of preclinical research, clinical trials and development for our drug candidates and potential drug candidates by ourselves or our partners, including the dates of initiation and completion of patient enrollment, and numbers of patients enrolled and sites utilized for clinical trials; the size or growth of expected markets for our potential drugs; the potential benefits of our drug candidates and potential drug candidates; the utility of our PUMA system, Cytometrix technologies and biological focus; exercise of our options to co-fund the development of one or both of SB-715992 and SB-743921; our plans or ability to commercialize drugs, with or without a partner; market acceptance of our potential drugs; increasing losses, costs, expenses and expenditures; the sufficiency of existing resources to fund our operations over the next 22 months; expansion of our research and development programs and the scope and size of research and development efforts; potential competitors; our estimates of future financial performance; our estimates regarding anticipated operating losses, capital requirements and our needs for additional financing; future payments under lease obligations and equipment financing lines; expected future sources of revenue and capital; our plans to obtain limited product liability insurance; protection of our intellectual property; and increasing the number of our employees and recruiting additional key personnel.
      Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting, current and future strategic partners; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

Item 1.	Business
Overview
      Cytokinetics, Incorporated is a leading biopharmaceutical company, incorporated in Delaware in 1997, focused on the discovery, development and commercialization of novel small molecule drugs that specifically target the cytoskeleton. A number of commonly used drugs and a growing body of research validate the role the cytoskeleton plays in a wide array of human diseases. Our focus on the cytoskeleton enables us to develop novel and potentially safer and more effective drugs for the treatment of these diseases. We believe that our cell biology driven approach and proprietary technologies enhance the speed, efficiency and yield of our drug discovery and development process. To date, our unique approach has produced two cancer drug candidates, potential drug candidates for the treatment of congestive heart failure, and other research programs addressing a variety of other disease areas including high blood pressure, asthma and fungal diseases. Our most advanced cancer drug candidate, SB-715992, is the subject of a broad Phase II clinical trial program being conducted by our partner GlaxoSmithKline, or GSK, together with the National Cancer Institute, or NCI, designed to evaluate effectiveness in multiple tumor types. Currently, GSK is conducting three Phase II clinical trials evaluating the effectiveness of SB-715992 in non-small cell lung cancer, breast cancer and ovarian cancer. GSK is collaborating with the NCI in conducting six Phase II clinical trials in six other cancer indications. SB-743921, our second cancer drug candidate being developed by GSK, entered Phase I clinical trials in mid-2004. In addition, we expect to initiate Phase I clinical development for a novel drug candidate for the treatment of congestive heart failure in 2005.
      Because the cytoskeleton plays a fundamental role in the cell proliferation process, we focused our initial research and development activities on cancer, a disease of unregulated cell proliferation. Our most advanced cancer drug candidate, SB-715992, is a small molecule compound that interferes with cell proliferation and promotes cancer cell death by specifically inhibiting the function of a cytoskeletal protein called kinesin spindle protein, or KSP. KSP, a motor protein known as a mitotic kinesin, is essential for cell proliferation, a process which when unregulated, results in tumor growth. Unlike many commonly used cancer drugs, such as Taxol and Taxotere, that impact cytoskeletal proteins used widely in all cells of the body, SB-715992 inhibits only cell proliferation and does not interfere with other cell functions. As a result, we believe SB-715992 may exhibit a lower incidence of toxicities. In addition, our preclinical studies indicate that SB-715992 may be effective in treating a wider variety of tumors than existing cancer drugs. SB-715992 is being developed by GSK under our strategic alliance. Phase II monotherapy clinical trials for SB-715992 began in late 2003 in non-small cell lung cancer, in mid-2004 for breast cancer, and in late 2004 for advanced ovarian cancer. In addition to these Phase II clinical trials, GSK also began three Phase Ib combination therapy clinical trials in 2004. These additional trials are expected to assess the safety and tolerability of SB-715992 when used in combination with leading anti-cancer drugs. In parallel with the GSK-sponsored trials, the NCI plans to evaluate SB-715992 in several additional Phase I and Phase II clinical trials to further evaluate the safety and efficacy of SB-715992 across a variety of tumor types and other dosing regimens. The NCI plans to evaluate SB-715992 in colorectal, prostate, kidney, liver, and head and neck cancers and melanoma. Our second cancer drug candidate, SB-743921, is a structurally distinct small molecule compound that also interferes with cell proliferation by specifically inhibiting KSP. Like SB-715992, SB-743921 is being developed by GSK under our strategic alliance. Phase I clinical trials evaluating the safety, tolerability and pharmacokinetics of SB-743921 began in mid-2004. The concurrent development of both drug candidates is key to our strategy of maximizing the potential for the development of a commercially viable cancer drug. We expect other drug candidates targeting other mitotic kinesin motor proteins essential for cell proliferation will emerge from our strategic alliance with GSK. In addition, we are independently pursuing compounds directed at other protein pathways in our other research programs that may also have application for the treatment of cancer.
      Our focus on the cytoskeleton enables us to leverage research and development investments made in our cancer program for our programs in other diseases. For example, we extended our understanding of the biology of the cytoskeleton to cardiovascular disease. The cytoskeleton plays a pivotal role in cardiac muscle contraction and has been linked to the origins of congestive heart failure, a disease of impaired cardiac function. We believe that by targeting cytoskeletal proteins and multi-protein systems that are responsible for cardiac muscle contraction, we will be able to develop effective and safe drugs for the treatment of acute and chronic congestive heart failure. In animal models, compounds arising from this program improve cardiac contractility without the potentially life-threatening effects on heart rate or rhythm, blood pressure or oxygen consumption often exhibited by existing congestive heart failure drugs.
      We have other research programs similarly focused on diseases in which we believe the cytoskeleton plays a significant role. For example, we have identified, characterized and are now seeking to chemically optimize other compounds that target another cytoskeletal multi-protein system and that inhibit smooth muscle contractility. Our objective for this research program is to discover potential drug candidates for high blood pressure, asthma and other disease conditions. In addition, we are conducting research activities in infectious diseases involving compounds that may disrupt cytoskeletal proteins essential to fungal cell proliferation and that may be effective as novel antifungal drugs.
      All of our compounds in research and development have been discovered internally using our cell biology driven approach and proprietary automated technologies. This approach, which we have applied specifically to the cytoskeleton, enables increased speed, efficiency and yield not only in our drug discovery process, but also potentially in clinical development. We focus on developing a detailed understanding of validated protein pathways and multi-protein systems to allow our assay systems to more correctly represent the natural environment of a human cell. This approach differs from the conventional practice of concentrating on individual protein targets assayed in a system that may not adequately represent the complex and variable natural environment that is relevant to disease. As a result, we can potentially identify multiple points of biological intervention to modulate a specific protein pathway or multi-protein system. Our discovery activities are thus directed at particular proteins and biological pathways that may be better targets for the development of potentially safer and more effective drugs.
      Our PUMAtm system and Cytometrixtm technologies enable early identification and automated prioritization of compounds that are highly selective for their intended protein targets without other cellular effects, and may thereby be less likely to give rise to clinical side effects. Our PUMA system identifies compounds within our small molecule library that are likely to target specific cytoskeletal proteins. Our Cytometrix technologies enable us to simultaneously analyze and quantify hundreds of effects of each compound on a cell-by-cell basis. The integrated use of these technologies enables us to efficiently focus our efforts towards those compounds directed at novel cytoskeletal protein targets that are more likely to yield attractive drug candidates.
      We selectively seek partners and strategic alliances that enable us to maintain financial and operational flexibility while retaining significant economic and commercial rights to our drug candidates. For example, under our strategic alliance, GSK made a $14.0 million upfront cash payment, an initial $14.0 million equity investment and has committed to reimburse certain full time equivalents, or FTEs, performing research in connection with the strategic alliance. GSK also made a $3.0 million equity investment in us in 2003. Cumulatively as of December 31, 2004, we have received FTE and other expense reimbursements totaling $25.8 million, and in the future we expect to receive additional FTE and other expense reimbursements. In addition, we have received, through December 31, 2004, $6.5 million in precommercialization milestone payments from GSK, and in the future we could receive significant precommercialization milestone payments and royalties on product sales. Pursuant to an agreement with GSK, we sold 538,461 shares of common stock to GSK immediately prior to the closing of our initial public offering in April 2004 at a purchase price of $13.00 per share, for a total of approximately $7.0 million in net proceeds. GSK is responsible for worldwide development of drug candidates and commercialization of drugs arising from the strategic alliance but we retain a product-by-product option to co-fund certain later-stage development activities in exchange for a higher royalty rate and a further option to secure co-promotion rights in North America. In the that event we exercise a co-promotion option, we are entitled to receive reimbursement from GSK for certain sales force costs that we may incur in support of our commercial activities.
      In addition to our strategic alliance with GSK, we have had joint technology development activities with each of Eisai Research Institute, Novartis Pharma AG, Tularik Inc. and Vertex Pharmaceuticals, Inc. that have supported the continued development and further validated the proprietary technologies that we use in our research programs. In December 2003, we entered into a strategic alliance with AstraZeneca to fund and participate in the development of a new application of our Cytometrix technologies for use by both parties. Through December 31, 2004, we received $1.3 million in FTE reimbursement payments from AstraZeneca.
      We plan to build commercial capabilities to address markets characterized by severe illnesses, large patient populations and concentrated customer groups. For example, should one or both of SB-715992 or SB-743921 be approved for the treatment of cancer, we would intend to establish sales and marketing capabilities in collaboration with GSK to support the future commercialization of one or both of those potential drugs in North America. In addition, we would intend to develop the commercial capabilities necessary to support the commercialization of our potential drug candidates arising out of our heart failure program in North America. In markets for which customer groups are not concentrated, we intend to seek strategic alliances for the development and commercialization of drug candidates while retaining significant financial interests.
The Cytoskeleton
      The cytoskeleton is a diverse, multi-protein framework that carries out fundamental mechanical activities of cells including mitosis, or the division of genetic material during cell division, intracellular transport, cell movement and contraction and overall cell organization. It provides an ordered and dynamic organizational scaffolding for the cell, and mediates movement, whether of proteins within the cell or of the entire cell itself. The cytoskeleton is comprised of a unique set of filaments and molecular motor proteins. Filaments are long linear structures of proteins that serve as the major scaffolding in cells and conduits for movement of molecular motor proteins transporting other proteins or intracellular material. Microtubule filaments are composed of tubulin, and actin filaments are composed of actin. Molecular motor proteins, such as kinesins and myosins, are proteins that transport materials within cells and are also responsible for cellular movement. Kinesins move along microtubule filaments and myosins move along actin filaments.
      These cytoskeletal proteins organize into ordered protein pathways or multi-protein systems that perform important cellular functions. For example, one such structure called the mitotic spindle organizes and divides genetic material during cell proliferation. The mitotic spindle encompasses many cytoskeletal proteins including tubulin, which forms microtubule filaments, and a sub-group of kinesins known as mitotic kinesins. The highly orchestrated action of the proteins within this structure transports and segregates genetic material during cell proliferation. Our most advanced cancer program, partnered with GSK, is focused on discovering potential drugs that inhibit human mitotic kinesins. One of our founders and scientific advisory board members, Dr. Ron Vale, first discovered kinesins. Another of our founders and scientific advisory board members, Dr. Larry Goldstein, was the first scientist to identify and characterize kinesin genes.
      Another multi-protein cytoskeletal structure, called the cardiac sarcomere, contains a highly ordered array of cardiac myosin interacting with actin filaments. The movement of myosin along actin filaments generates the cell contraction responsible for cardiac muscle function. Our program in congestive heart failure is focused on discovering potential drugs that activate cardiac myosin. Another of our founders and scientific advisory board members, Dr. James Spudich, was one of the first scientists to characterize the functional interrelationships of the cytoskeletal proteins in the sarcomere.
      Beyond the role these specific cytoskeletal proteins play in cell proliferation and cardiac muscle contraction, other cytoskeletal proteins have been implicated in a variety of other important biological processes and related human diseases. Our drug discovery activities are focused on several of these mechanical cellular processes, including cell proliferation, cardiac and other muscle contraction, cellular organization and cell motility, and are specifically directed at the cytoskeletal proteins that play essential roles in carrying out these functions. For instance, a unique set of cytoskeletal proteins forms the cellular machinery that maintains blood vessel tone. One of our research programs is focused on discovering inhibitors of these proteins as a potential treatment for high blood pressure.

Our Product Development Opportunities
      All of our research programs are focused on diseases in which we believe the cytoskeleton plays a significant role. The following table summarizes our clinical and preclinical programs in 2005 with their current status shown in black and currently planned activities shown in gray, and excludes those programs that are still in the research stage:
Clinical and Preclinical Programs in 2005

(1)	We plan to use the Phase I clinical trials of SB-715992 to support Phase II clinical trials for each of the cancer indications set forth below.

(2)	Being conducted by GSK.

(3)	Are being or planned to be conducted by the NCI.

(4)	Planned to be conducted by Cytokinetics.
      In addition to the above preclinical and clinical programs, we also have other research programs that we believe will contribute to our development pipeline over time.
Our Cancer Program
      One of our major development programs is focused on cancer, a disease of unregulated cell proliferation. Each of our cancer drug candidates, SB-715992 and SB-743921, is a structurally distinct small molecule compound that interferes with cell proliferation and promotes cancer cell death by specifically inhibiting KSP. KSP is a mitotic kinesin that acts early in the process of mitosis during cell proliferation and is responsible for the formation of a functional mitotic spindle. We initially discovered, characterized and optimized both drug candidates in our research laboratories. These drug candidates are now being developed by GSK through our strategic alliance. SB-715992 is currently the subject of a broad Phase II clinical trials program designed to evaluate efficacy against multiple tumor types. SB-743921 entered a Phase I clinical trial in mid-2004. We are also pursuing other potential drug candidates for the treatment of cancer, both within our strategic alliance with GSK and on our own.
      Market Opportunity. Each year over 1.3 million new patients are diagnosed with primary malignant solid tumors or hematological cancers in the United States. Five common cancer types, non-small cell lung, breast, ovarian, prostate and colorectal cancers, represent approximately 60% of all new cases of cancer in the United States each year and account for more than 50% of all cancer deaths in the United States. Annually, over half a million people die from cancer. The prognosis for some types of cancer is more severe, such as acute myeloid leukemia, non-small cell lung and hepatocellular cancer, where the ratio of cancer-related deaths to newly diagnosed cases per year is greater than 75%.
      The current market for cancer drugs in the United States is estimated to be up to $10.0 billion. Within this market, we estimate that sales of drugs that inhibit mitosis, or anti-mitotic drugs, such as taxanes, most notably Taxol from Bristol-Myers Squibb and Taxotere from Sanofi Aventis, comprise a large portion of the commercial market for cancer drugs. Sales in the United States from the taxanes alone have been estimated to be up to $3.5 billion in 2003.
      Since their introduction over 30 years ago, anti-mitotic drugs have advanced the treatment of cancer and are commonly used for the treatment of several tumor types. However, these drugs have demonstrated no treatment benefit against certain tumor types, such as colorectal and other tumors. In addition, these drugs target tubulin, a cytoskeletal protein involved not only in mitosis and cell proliferation, but also in other important cellular functions. The inhibition of these other cellular functions produces dose-limiting toxicities such as peripheral neuropathy, an impairment of the peripheral nervous system. Neuropathies result when these drugs interfere with the dynamics of microtubule filaments that are responsible for the long-distance transport of important cellular components within nerve cells.
      Our Solution. Mitotic kinesins form a diverse family of newly characterized cytoskeletal proteins that, like tubulin, facilitate the mechanical processes required for mitosis and cell proliferation. There are 14 human mitotic kinesins required to carry out cell division. We have characterized all of them. Each of these mitotic kinesins functions in a pathway to enable cell division. In our cancer program directed towards inhibitors of mitotic kinesins, we have screened each mitotic kinesin and identified small molecule inhibitors of most of them using our PUMA system, and have begun characterizing these inhibitors using our Cytometrix technologies. We believe that this comprehensive approach to the complete mitotic kinesin pathway will allow us to identify a number of drug candidates that may have diverse clinical utilities. The first mitotic kinesin in this pathway, and the one upon which we have focused a majority of our research and development efforts, is KSP.
      We believe that drugs inhibiting KSP and other mitotic kinesins represent the next generation of anti-mitotic cancer drugs. Mitotic kinesins are essential to mitosis, and, unlike tubulin, appear to have no role in unrelated cellular functions. In addition, they are expressed only in proliferating cells. We believe drugs that inhibit KSP and other mitotic kinesins can arrest mitosis and cell proliferation without impacting unrelated, normal cellular functions, avoiding many of the toxicities commonly experienced by patients treated with existing anti-mitotic cancer drugs.
      Our small molecule inhibitors of KSP are highly potent and specific. We have performed detailed biochemical studies to understand the precise molecular mechanism by which our drug candidates inhibit KSP activity. By inhibiting KSP, a cell cannot undertake the first step of mitosis, the separation of the two poles of the mitotic spindle; as a result, a monopolar mitotic spindle is created. Interruption of proper cell division through this mechanism in cancer cells results in cell death. In preclinical research, our drug candidates cause shrinkage of tumor size or reduction in tumor growth rates in more than ten different animal models, including cancers of the colon, lung, breast, ovary, pancreas and prostate, sarcomas and leukemias. These models reveal favorable results for our drug candidates in comparison to existing drugs such as irinotecan, topotecan, gemcitabine, paclitaxel, vinblastine and cyclophosphamide. Based on our preclinical data, we believe that our KSP inhibitor drug candidates may have the potential to expand the range of tumor types susceptible to this novel form of targeted anti-mitotic treatment.
      We have identified, characterized and optimized several distinct structural classes of KSP inhibitors as well as specific inhibitors of other mitotic kinesins. We and GSK are also characterizing several other mitotic kinesin inhibitors that may have therapeutic potential. We believe that our cancer drug candidates may be safer, more effective and treat a wider variety of tumor types than current anti-mitotic drugs. In addition, preclinical data on SB-715992 indicate that this compound may have an additive effect in certain combination regimens with existing cancer drugs. Potential advantages of our drug candidates include:

•	Broad therapeutic potential. Our preclinical testing indicates that SB-715992 and SB-743921 cause tumor regression in the form of partial response, complete response or tumor growth inhibition in a variety of tumor types. This is consistent with the important role that KSP plays in cell proliferation in all tumor types.

•	Safety profile. Preclinical testing of SB-715992 and SB-743921 and Phase I clinical trials of SB-715992 indicate that these compounds have fewer toxicities than many existing cancer drugs. The preclinical studies indicate that the primary toxicities are temporary, limited to gastrointestinal side effects and a reduction in bone marrow function. In Phase I clinical trials of SB-715992, the only dose limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell. We observed limited or no evidence of drug-related toxicities to the nervous system, heart, lung, kidney or liver. We believe that this safety profile could enable higher dosing of SB-715992 and SB-743921 and increase their therapeutic value.
      Current Program Status. SB-715992 is the subject of an ongoing broad Phase II clinical trials program designed to evaluate its efficacy in treating multiple tumor types. The first Phase II clinical trial began in late 2003 to evaluate SB-715992 as a monotherapy in non-small cell lung cancer. In mid- and late 2004, other Phase II monotherapy clinical trials were initiated to evaluate SB-715992 in other prevalent tumor types addressing large commercial markets, specifically breast and ovarian cancers. We anticipate that other Phase II clinical trials will be initiated in 2005 that will evaluate SB-715992 in several other tumor types. In aggregate, we anticipate that Phase II clinical trials for SB-715992 will enroll approximately 400 patients at over 50 clinical trial sites worldwide and evaluate our drug candidate in patients with an array of tumor types who have failed multiple prior therapies in both later-and earlier-line treatments. Furthermore, we anticipate that SB-715992 may eventually be used in combination therapy regimens with existing cancer drugs. Phase Ib clinical trials were commenced in 2004 to evaluate SB-715992 in combination with standard cancer drugs. In aggregate, we anticipate that Phase I clinical trials for SB-715992 will enroll over 100 patients at over 10 clinical trial sites worldwide. Ongoing open-label monotherapy Phase II clinical trials of SB-715992 under GSK sponsorship through our strategic alliance are described below:

Non-Small Cell Lung Cancer: GSK continues to enroll patients in an international, 70-patient Phase II monotherapy clinical trial evaluating the safety and efficacy of SB-715992 administered at 18 mg/m2 every three weeks in the second-line treatment of patients with both platinum-sensitive and platinum-refractory non-small cell lung cancer. The trial’s primary endpoint is response rate as determined using the widely accepted criteria of tumor mass defined by radiologic measurement known as the Response Evaluation Criteria in Solid Tumors, or RECIST.

Breast Cancer: GSK continues to enroll patients in an international, 55-patient Phase II monotherapy clinical trial evaluating the efficacy of SB-715992 at 18 mg/m2 every three weeks in the second- or third-line treatment of patients with breast cancer whose disease has progressed despite treatment with anthracyclines and taxanes. The trial’s primary endpoint is response rate as determined using RECIST criteria.

Ovarian Cancer: In late 2004, GSK initiated enrollment of patients in a 35-patient Phase II monotherapy clinical trial designed to evaluate the efficacy of SB-715992 at 18 mg/m2 dosed every three weeks in the second-line treatment of patients with advanced ovarian cancer previously treated with a platinum and taxane-based regimen. The primary endpoint of this trial is response rate as determined by RECIST criteria and blood serum levels of the tumor mass marker CA-125.
      In addition to these Phase II clinical trials, GSK began three additional dose-escalating Phase Ib clinical trials of SB-715992 in 2004. These studies are designed to evaluate the safety, tolerability, and pharmacokinetics of this novel drug candidate, in combination with each of capecitabine, carboplatin and docetaxel.
      Also, the NCI plans on conducting several additional Phase I and Phase II clinical trials that will further evaluate the safety and efficacy of SB-715992 across a variety of tumor types and other dosing regimens. The NCI-sponsored Phase II clinical trials are described in more detail below:

Colorectal Cancer: This Phase II clinical trial is expected to enroll 76 patients and is designed to study SB-715992 in the second-line treatment of colorectal cancer patients. This open-label monotherapy trial will contain two arms that evaluate different dosing schedules of SB-715992, either infused at 7 mg/m2 on days 1, 8 and 15 of a 28-day schedule or at 18 mg/m2 every three weeks. The primary endpoint is objective response as determined using RECIST criteria.

Prostate Cancer: This Phase II clinical trial is expected to enroll 40 patients and is designed to study SB-715992 in the second-line treatment of patients with hormone-refractory prostate cancer. This open-label monotherapy trial will evaluate SB-715992 infused at 18 mg/m2 every three weeks. The primary endpoint is objective response as determined by blood serum levels of the tumor mass marker Prostate Specific Antigen.

Renal Cell Cancer: This Phase II clinical trial is expected to enroll 29 patients and is designed to study SB-715992 in the second-line treatment of renal cell cancer. This open-label monotherapy trial will evaluate SB-715992 infused at 18 mg/m2 every three weeks. The primary endpoint is objective response as determined using RECIST criteria.

Hepatocellular Cancer: This Phase II clinical trial is expected to enroll 30 patients and is designed to study SB-715992 in the setting of hepatocellular cancer that has not been treated with any systemic chemotherapy. This open-label monotherapy trial will evaluate SB-715992 infused at 18 mg/m2 every three weeks. The primary endpoint will be objective response as determined using RECIST criteria.

Head and Neck Cancer: This Phase II clinical trial is expected to enroll 33 patients and is designed to study SB-715992 in the second-line treatment of head and neck cancer. This open-label monotherapy trial will evaluate SB-715992 infused at 18 mg/m2 every three weeks. The primary endpoint is objective response as determined using RECIST criteria.

Melanoma: This Phase II clinical trial is expected to enroll 25 patients and is designed to study SB-715992 in melanoma patients who may have received adjuvant immunotherapy but no chemotherapy. This open-label monotherapy trial will evaluate SB-715992 infused at 18 mg/m2 every three weeks. The primary endpoint is objective response as determined using RECIST criteria.
      In addition to these Phase II clinical trials, in late 2004 the NCI initiated two dose-escalating Phase I clinical trials to examine the safety, pharmacokinetics and pharmacodynamics of SB-715992 on a different dosing schedule with the SB-715992 intravenously infused on days one, two and three of a 21-day cycle. One of these studies is in the setting of acute leukemia, refractory to standard induction therapy, and the other is in the setting of histologically proven solid tumors that have failed all standard therapies.
      The design of the Phase II clinical trials program draws upon information learned from two Phase I clinical trials of SB-715992. GSK commenced the first Phase I clinical trial of SB-715992 in August 2002. Both clinical trials were open-label, non-randomized, dose-finding trials investigating the safety, tolerability, pharmacokinetics and pharmacodynamics of SB-715992. The first Phase I clinical trial evaluated various doses of SB-715992 given as a one-hour intravenous infusion repeated once every three weeks. The second similarly designed dose-finding Phase I clinical trial commenced in January 2003 and evaluated dosing of

SB-715992 given once per week for each of three weeks and repeated over a 28-day cycle. In both clinical trials, the participants were patients with different types of solid cancer tumors, all of whom have previously failed multiple regimens of drugs.
      In total, 75 patients with multiple advanced solid cancer tumors were enrolled and treated with SB-715992 in these Phase I clinical trials. The more common tumor types were colon, renal cell carcinoma, sarcoma, breast and lung cancer. All enrolled patients had relapsed or had been refractory to previous treatment with a variety of standard chemotherapeutic regimens that included, but were not limited to, drugs such as irinotecan, topotecan, gemcitabine, paclitaxel, vinblastine, and cyclophosphamide. The only dose-limiting toxicity observed in both clinical trials was temporary neutropenia. This was anticipated given that we believe SB-715992 inhibits KSP in white blood cells and prevents their proliferation. At the Phase II clinical dosing levels, Phase I clinical trial investigators observed no clinically meaningful evidence of drug-related toxicity to the nervous system, heart, lung, kidney or liver. Both studies demonstrate that the pharmacokinetics of SB-715992 are dose-proportional, indicating that an increased dose is correlated with increased drug exposure and potential side effects such as neutropenia. This allows us to more accurately correlate drug dose with drug effectiveness. Although these Phase I clinical trials were not designed to measure efficacy, anti-cancer activity was observed as indicated by stabilization of disease in thirteen patients with colorectal, liver, head and neck, prostate, ovarian, pancreatic and kidney cancers over three to thirteen courses of treatment. In addition, trial investigators reported tumor shrinkage in five patients with colorectal, kidney, prostate and pancreatic cancers.
      In December 2003, under our strategic alliance, GSK filed an investigational new drug application, or IND, for SB-743921, a structurally distinct KSP inhibitor. GSK commenced a Phase I clinical trial for this drug candidate in mid-2004. The Phase I clinical trial for SB-743921 is designed as an open-label, non-randomized, dose-finding clinical trial investigating safety, tolerability and pharmacokinetics of this drug candidate in patients with advanced cancer. Though we are aware of no clinical shortcomings of SB-715992 that are addressed by SB-743921, we believe that having two KSP inhibitors in concurrent clinical development increases the likelihood that a commercial product will result from this research and development program.
      Commercialization. GSK is responsible for the worldwide development and commercialization of SB-715992 and SB-743921 and other drug candidates arising from the strategic alliance. We will receive royalties from the sale of any drugs developed under the strategic alliance. In addition, we retain an option for each of SB-715992 and SB-743921 to co-fund certain later-stage development activities, and thereby increase our potential royalty rate. Furthermore, for those drug candidates that we co-fund certain later-stage development activities, we have a further option to secure co-promotion rights in North America. We expect that the royalties to be paid on future sales of SB-715992 and SB-743921 could potentially increase to an upper-teen percentage rate based on increasing product sales and our anticipated level of co-funding. In the event we exercise our co-promotion option, we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities. We expect to develop sales and marketing capabilities to support the North American commercialization of one or both of SB-715992 and SB-743921 and other drug candidates that may be developed under our strategic alliance with GSK. Because cancer patients are largely treated in institutional and other settings that can be addressed by a specialized sales force, developing our commercial capabilities to address such treatment centers is consistent with our corporate strategy of focusing our commercial efforts on large, concentrated markets.
Our Cardiovascular Disease Program
      We have focused our cardiovascular disease research and development activities on congestive heart failure, a disease characterized by compromised contractile function of the heart that impacts its ability to effectively pump blood throughout the body. We have discovered and optimized small molecule compounds that improve cardiac contractility by specifically targeting and activating cardiac myosin, a cytoskeletal protein essential for cardiac muscle contraction.

      In animal models, our potential drug candidates arising from this program improve cardiac contractility without the adverse effects on heart rate or rhythm, blood pressure and oxygen consumption often exhibited by existing drugs. Our plan is to put a drug candidate from our congestive heart failure program into human clinical studies in 2005 for intravenous administration in an acute care setting. We are conducting additional chemical optimization and other research activities for compounds that are intended for the treatment of chronic congestive heart failure through oral administration.
      Market Opportunity. Congestive heart failure is a widespread and rapidly growing disease affecting approximately five million people in the United States alone. The high prevalence of congestive heart failure translates into significant hospitalization rates and associated societal costs. The number of hospital discharges in the United States identified with a primary diagnosis of congestive heart failure rose from 550,000 in 1989 to 970,000 in 2002. During 2002, congestive heart failure was one of the most common primary diagnoses identified in hospital discharges for patients over 65. The annual costs of congestive heart failure in the United States are estimated to be $27.9 billion, including $18.3 billion for inpatient care.
      The market for congestive heart failure drugs was approximately $2.7 billion in 2001 and is expected to grow to approximately $4.0 billion by 2011. Current congestive heart failure drugs may have reached a plateau in terms of efficacy because they typically treat only the symptoms and effects of the disease. We believe that drugs that directly target the underlying cellular mechanisms responsible for cardiac contraction will be more effective in the treatment of congestive heart failure.
      Existing drugs that improve cardiac contractility, including milrinone, dobutamine and digoxin, treat congestive heart failure in part by improving the contraction of cardiac cells, thus leading to an improvement in overall cardiac contractility. These drugs work by activating a complex cascade of cellular proteins, eventually resulting in an increase in intracellular calcium and a subsequent increase in cardiac cell contractility. However, activation of this cascade and the elevation of calcium levels may also impact other cardiac cell functions, producing unintended and potentially life threatening side effects, such as cardiac ischemia from increased oxygen demand and cardiac arrhythmias. Cardiac ischemia is a condition in which oxygen delivery to the heart is limited and is frequently observed in heart failure patients due to constriction or obstruction of blood vessels. Cardiac arrhythmias are irregularities in the force, quality and sequence of the heart beat. In addition, these existing drugs impact tissues apart from cardiac muscle leading to increases in heart rate and decreases in blood pressure, which can complicate their use in this patient population. Therefore, although existing drugs may be effective in treating the symptoms of heart failure, they often increase congestive heart failure patient morbidity and mortality.
      Our Solution. We believe that the direct activation of cardiac myosin is a more specific mechanism by which to improve cardiac cell contractility. Cardiac myosin is the cytoskeletal protein in the cardiac cell that is directly responsible for converting chemical energy into the mechanical force that results in contraction. Cardiac muscle cell contractility is driven by the cardiac sarcomere, the fundamental unit of muscle contraction in the heart that is a highly ordered cytoskeletal structure composed of cardiac myosin, actin and a set of regulatory proteins. The sarcomere represents one of the most thoroughly characterized protein machines in human biology. Existing drugs that seek to improve cardiac cell contractility increase the concentration of intracellular calcium, which indirectly activates cardiac myosin, but this effect on calcium levels also produces potentially life threatening side effects. Alternatively, our potential drug candidates for the treatment of congestive heart failure increase cardiac contractility by specifically targeting and directly activating cardiac myosin’s interaction with actin to generate contractile force in the cardiac sarcomere. We believe we are the first to develop potential drug candidates that specifically activate cardiac myosin. We accomplished this by leveraging our expertise in the biochemistry, biophysics, chemistry and pharmacology of the cardiac sarcomere. We developed a series of proprietary assays that measure the integrated function of the cardiac sarcomere. We believe that we are the first to reconstitute for use in a high-throughput screen the essential components of the cardiac sarcomere from purified proteins as a fully calcium-regulated system simulating the activity of the multi-protein system in vivo. The resulting high-throughput assay, incorporated within our PUMA system, is capable of detecting modulators of key aspects of sarcomere function ranging from cardiac myosin interaction with the actin filament to the sensitivity of the regulatory proteins to calcium. We have also developed a suite of complementary assays for the characterization of cardiac myosin activators in a manner that predicts their physiological activity. As a result, we can rapidly advance and evaluate highly potent and selective compounds in predictive assays replicating physiologic systems, and determine the precise mechanism of action of promising chemical compounds.
      We have identified multiple chemical series of cardiac myosin activators with attractive properties through repeated characterization in cell and animal models. In rats and dogs, compounds we are currently pursuing from this program demonstrate increased cardiac contractility and improved cardiac efficiency without accompanying adverse effects.
      Our preclinical testing indicates that our cardiac myosin activator compounds work through a novel mechanism of action that enables the modulation of cardiac cell contraction without increasing intracellular calcium levels or interfering with other unrelated cardiac muscle functions. As a result, we believe that these compounds may effectively improve cardiac contractility and cardiac output for the treatment of congestive heart failure patients without adversely impacting heart rate or blood pressure and minimally affecting cardiac energy consumption. However, preclinical data on these compounds may not be predictive of clinical results in humans, which we would need to acquire before we can determine whether any drug from this program is safe and effective. We believe that potential drug candidates from our cardiovascular program could be safer and more effective than existing congestive heart failure drugs. Potential advantages of compounds arising from this program may include:

•	Cardiac efficiency. Our preclinical studies indicate that compounds arising from this program both enhance cardiac output and may improve cardiac efficiency. Cardiac output measures the volume of blood pumped into circulation by the heart per minute. Cardiac work is the product of cardiac output and blood pressure. One measure of cardiac efficiency is the ratio of cardiac work divided by oxygen consumption.

•	Safety profile. Our preclinical studies indicate that compounds arising from this program may enhance cardiac output without significantly increasing heart rate, decreasing blood pressure or causing cardiac arrhythmias.
      At the end of 2004, we presented scientific data arising out of our cardiovascular program at two scientific conferences. These presentations detailed the biochemistry, enzymology, and advanced cell biology for certain experimental compounds, and provided preclinical support for a potential approach to the treatment of acute and chronic congestive heart failure. In addition, the findings support the hypothesis that drug candidates arising from this research program may address certain mechanistic liabilities of existing pharmaceuticals by increasing cardiac contractility without increasing intracellular calcium or inhibiting phosphodiesterase activity, each of which may be associated with adverse clinical effects. We believe that the properties of these compounds may result in their improved safety over existing congestive heart failure drugs and allow for the potential use of our cardiac myosin activators for the treatment of patients for whom current drugs cannot be safely administered.
      We are optimizing and characterizing several novel cardiac myosin activators as potential drug candidates. In addition, some of the compounds from this program have properties that may allow for the development of an orally administered compound suitable for the treatment of chronic congestive heart failure. We believe that cardiac myosin activators arising from our cardiovascular disease drug discovery activities may represent improvements relative to drugs commonly used in the treatment of acute and chronic congestive heart failure.
      Current Program Status. Compounds identified through our research program have been shown to be effective in animal models of normal cardiac function and of heart failure. These compounds specifically activate cardiac myosin and increase cardiac contractile force in vitro and in vivo. Furthermore, these compounds have no unintended effects on cardiac cellular calcium concentration. In animal models, these compounds increase cardiac contractility and have no significant adverse effects on heart rate or blood pressure.
      Previously, we announced that we expected to begin clinical trials to evaluate one such compound, CK-1213296, in the treatment of congestive heart failure in the second half of 2004. Our scientists identified certain preclinical issues with this specific compound that required further characterization and that contributed to a delay in the expected start of human studies for one of our cardiac myosin activator compounds. Furthermore, our scientists continued to synthesize, optimize and characterize several other cardiac myosin activators that may have more attractive properties than CK-1213296. We continue to evaluate these compounds in comparison with CK-1213296 in pharmacological models, and in preclinical studies related to drug safety and manufacturing.
      We plan to put one of the potential drug candidates from our congestive heart failure program into human clinical studies in 2005. We are also undertaking chemical optimization and other research activities for compounds that are intended for oral administration for use in treating chronic congestive heart failure.
      Commercialization. While we may seek a strategic alliance to assist in the further funding and expansion of our cardiovascular disease drug discovery and development program, we expect to build capabilities to develop, market and sell our acute congestive heart failure drugs in North America. Because acute congestive heart failure patients are largely treated in teaching and community-based hospitals that can be addressed by a specialized sales force, developing our commercial capabilities to address such treatment centers is consistent with our corporate strategy of focusing our commercial efforts on large, concentrated markets. We expect to rely on one or more strategic alliances to further the discovery, development and commercialization of our potential acute congestive heart failure drugs outside North America and potentially assist in the development of our potential chronic congestive heart failure drugs worldwide.
Other Research Programs
      The cytoskeleton plays a role in a broad array of disease areas beyond cancer and cardiovascular disease. We expect our drug discovery and development activities focused on other therapeutic areas to build on our investments in and experience gained from our more mature cancer and cardiovascular disease programs.
      Currently, we are conducting drug discovery activities on several earlier stage research programs that we believe will continue to contribute novel drug candidates to our pipeline over time. In each case, our decision to pursue these programs is based on a therapeutic rationale regarding the role of specific cytoskeletal proteins implicated in the relevant disease and desired treatment. In each of these areas, our research activities are directed towards the modulation of a specific cytoskeletal protein pathway or multi-protein system for the treatment of disease. For example, we have identified, characterized and are now seeking to chemically optimize compounds that inhibit smooth muscle contractility. Our objective for this research program is to discover potential drug candidates for high blood pressure, asthma and other diseases.
Our Cell Biology Driven Approach to Drug Discovery and Development
      All of our compounds in discovery and development have been discovered internally using our cell biology driven approach and proprietary automated technologies.
      Cell Biology Driven Approach. We believe that the human cell represents a comprehensive environment in which the full complement of proteins and biological pathways and systems operate, and is therefore the most appropriate context for drug discovery. Unlike the conventional drug discovery approach that typically focuses on a singular molecular target or protein in isolation, we focus on each protein along an entire biological pathway or in multi-protein systems that better represent the natural environment of the cell in which the target proteins function. We then seek to identify the most appropriate protein target or targets, as well as multiple effective ways to chemically modulate each target to elicit the appropriate cellular response without other effects and thereby more likely achieve a desired therapeutic effect. We believe that this approach maximizes the chance of finding the preferred protein target implicated in a particular disease and provides multiple opportunities for success within each target-based drug discovery and development program. Our approach to drug discovery and development may thereby increase the productivity and likelihood of success of our research and development activities compared to the more customary approach practiced by other companies.

      Proprietary Drug Discovery Technologies. Our proprietary automated technologies, most notably our PUMA system and Cytometrix technologies, enable early identification and prioritization of drug candidates.
      Our PUMA system is a high-throughput screening platform comprised of a series of automated proprietary multi-protein biochemical assays designed to comprehensively screen large compound libraries to yield chemical entities that specifically modulate each of several cytoskeletal molecular motor proteins. To date, we have applied the PUMA system to perform more than 25 million assays, against an in-house library of more than 500,000 small molecule compounds and a diverse group of cytoskeletal protein targets. Unlike many screening platforms, these technologies allow us to analyze protein pathway activity and complexity in a high-throughput format that we believe is more predictive of the natural cellular environment. We complement this system with a customized suite of secondary and supplemental biochemical assays.
      The PUMA system leverages our focus and expertise in cytoskeletal biology and is a highly sensitive and specific screen for both inhibitors and activators of molecular motor proteins such as mitotic kinesin inhibitors in our cancer program and activators of cardiac myosin in our cardiovascular disease program. We screen small molecule members of our compound library against specific cytoskeletal targets, as well as against related proteins that mediate other cellular functions, to ensure that we identify compounds that modulate our protein targets of interest in a highly potent, specific and understandable manner.
      We have developed our Cytometrix technologies as an automated cell biology platform that is an integral part of our small molecule drug discovery process. Cytometrix technologies are our suite of automated and digital microscopy assays that enable us to screen for potency and specificity against multiple biological targets in cells, facilitating the early identification and rejection of those compounds that may have unintended effects and that may subsequently give rise to toxicities. By eliminating undesirable compounds earlier in the drug discovery process, we can focus our attention and resources on the most promising drug candidates. As a result, we believe we minimize investment on commercially unattractive compounds and we can devote more resources to understanding, qualifying and optimizing the compounds that are more likely to yield safe and effective drug candidates.
      Cytometrix technologies systematically and comprehensively measure responses of individual human cells to potential drug candidates across multiple experimental conditions. For example, in our cancer program, Cytometrix technologies measure, on a cell-by-cell basis, the number of cells at each stage of cell division with a high degree of resolution. This is accomplished by combining the same microscope-based approach that has characterized biological research in the past with modern robotic cell handling, digital imaging, image segmentation and analysis and information handling software technologies.
      Cytometrix technologies enable us to efficiently analyze the effects of individual compounds against all proteins simultaneously on a cell-by-cell basis in contrast to assessing more simple outputs of a compound against a single molecular target as is practiced in most other screening systems. Cytometrix technologies profile both existing drugs and small molecule compounds arising out of our drug discovery activities to create detailed cell-by-cell reports of an individual compound’s biological response. In 2004, Cytometrix technologies measured hundreds of variables across each of over 1 billion human cells. The resulting information is quantitative and reproducible, allowing prioritization of potential drug candidates by identifying those compounds with certain unintended cellular effects. We believe Cytometrix technologies provide additional and potentially complementary information to gene and protein expression pattern analyses because they measure, cell-by-cell, the response of a network of integrated proteins within their natural environment, the human cell.
      Attractive small molecule compounds, first identified in primary screening against cytoskeletal protein targets using the PUMA system, are more thoroughly profiled using Cytometrix technologies for secondary screening. These technologies generate quantifiable and reproducible cell-based profiles that fingerprint the cellular responses of diverse molecular mechanisms of drug action. Through the integrated use of our PUMA system and Cytometrix technologies, we are able to efficiently focus our efforts towards those compounds that are directed towards novel cytoskeletal protein targets and that are more likely to yield attractive drug candidates.

      Advanced Small Molecule Chemistries. We have assembled a small molecule compound library containing approximately 500,000 compounds. We designed this library to maximize diversity and drug-like characteristics. We support this library with a fully automated infrastructure for compound handling and housing, thus allowing rapid and accurate robotic integration of this chemistry resource with our PUMA system and Cytometrix technologies. We utilize our chemistry technologies together with our expertise in cell biology, pharmacology, drug metabolism and pharmacokinetics for the rapid identification and advancement of attractive compounds and potential drug candidates.
      Discovery Informatics. We have organized our drug discovery operations based on the principle that aggregating informatics across biology and chemistry leads to predictive approaches to target identification, compound analoging and lead optimization, as well as enhances the speed, efficiency and yield of our drug discovery and development process. In support of this principle, we have also created a powerful discovery informatics infrastructure that efficiently manages large and complex data sets representing valuable cell biology driven and biochemical research insights across state-of-the-art chemoinformatics, bioinformatics and genomics resources.
Our Corporate Strategy
      Our goal is to become a fully-integrated biopharmaceutical company focused on discovering, developing and commercializing novel drugs to treat cancer, cardiovascular disease and other disease areas. We intend to achieve this goal by:

Focusing on the cytoskeleton.
      We focus our drug discovery activities on the cytoskeleton because its role in disease has been scientifically and commercially validated. We believe that our unique understanding of the cytoskeleton will enable us to discover drug candidates with novel mechanisms of action and which may avoid the limitations of current drugs. We believe that there are few, if any, other companies that have focused specifically on the cytoskeleton.
      Because the cytoskeleton has been validated in a wide array of human disease, we intend to pursue drug discovery programs across a number of therapeutic areas and we believe we can leverage research and development investments made for a program directed at one therapeutic area to programs directed at other therapeutic areas. This may facilitate our building a diverse pipeline of drug candidates in a cost-effective fashion.

Leveraging our cell biology driven approach and proprietary technologies to increase the speed, efficiency and yield of our drug discovery and development process.
      Our innovative cell biology driven research approach and proprietary technologies, including our PUMA system and Cytometrix technologies, enhance the speed, efficiency and yield of the discovery and, potentially, the development process. We believe we can identify and focus on the most promising compounds earlier in the drug discovery process. We do this by quickly and efficiently eliminating those compounds that exhibit potential toxicities. As a result, we may save time and discovery and development resources and reduce the occurrence of later-stage failures. This early intervention and screening may result in a higher yield of drug candidates with a greater chance of clinical success.

Pursuing multiple drug candidates for each cytoskeletal protein target and broad clinical trials for select drug candidates.
      For each of our programs, we characterize several drug candidates for each of a number of cytoskeletal protein targets that act together in a protein pathway or in a multi-protein system. By leveraging our drug discovery efficiencies, we intend to identify, for each cytoskeletal protein target, multiple potential drug candidates that we may progress into clinical development. We believe that this approach of pursuing a portfolio of potential drug candidates for each cytoskeletal protein target in parallel allows us to increase our potential for commercial success.

      Because the cytoskeleton plays a fundamental role in many related diseases, we have an opportunity in those diseases to conduct broad and comprehensive Phase II clinical trials programs for our drug candidates across multiple related disease areas. We believe that by pursuing this approach we increase the probability of these drug candidates achieving success in clinical trials and maximize the commercial potential related to these programs.

Establishing select strategic alliances to accelerate our drug development programs while preserving significant development and commercial rights.
      We intend to selectively enter into strategic alliances to advance our drug discovery and development programs or technologies, to obtain financial support and to leverage the therapeutic area expertise and development and commercialization resources of our partners to accelerate the development of our drug candidates. Where appropriate, we plan to maintain certain rights in development of potential drug candidates and commercialization of potential drugs arising from our alliances so we can build our internal clinical development and sales and marketing capabilities while also maintaining a significant share of the potential revenues for any products arising from each alliance.

Building development and commercialization capabilities directed at large concentrated markets.
      We focus our drug discovery and development efforts on large commercial market opportunities in concentrated markets, such as cancer and congestive heart failure. By focusing on concentrated markets, we believe that a company at our stage of development can compete effectively within these markets against larger, more established companies with greater financial resources. For each opportunity focused on these markets, we intend to build clinical development and sales and marketing capabilities in order to become a fully-integrated biopharmaceutical company that can develop and commercialize drugs that arise from our research programs.
Our Strategic Alliances
      GlaxoSmithKline. In June 2001, we formed a strategic alliance with GSK to discover, develop and commercialize novel small molecule drugs targeting KSP and certain other cytoskeletal proteins involved in cell proliferation for applications in the treatment of cancer and other diseases. This strategic alliance leverages our expertise in the biology and pharmacology of mitotic kinesins and GSK’s pharmaceutical research, development and commercialization capabilities. Under this strategic alliance, GSK made a $14.0 million upfront cash payment and an initial $14.0 million investment in our equity. GSK has also committed to reimburse our FTEs conducting research in connection with the strategic alliance and to make additional milestone payments and pay royalties based on product sales. Cumulatively as of December 31, 2004, we received $25.8 million in FTE and other expense reimbursements and $6.5 million in precommercialization milestone payments. GSK is responsible for worldwide development of drug candidates and commercialization of drugs arising from the strategic alliance, but we retain a product-by-product option to co-fund certain later-stage development activities in exchange for a higher royalty rate and a further option to secure co-promotion rights in North America. In the event we exercise a co-promotion option for a product, we are entitled to receive from GSK reimbursement of certain sales force costs that we may incur in support of our commercial activities. We are eligible to receive precommercialization milestone payments ranging from $30.0 million to $50.0 million for products directed toward each mitotic kinesin target. In addition, our royalty rate increases based on our level of participation in funding of certain later-stage development activities and as total worldwide sales escalate for each drug developed and commercialized under the strategic alliance. We expect that the royalties to be paid on future sales of SB-715992 and SB-743921 could potentially increase to a percentage rate in the upper-teens based on our anticipated level of co-funding of certain later-stage development activities of the drug candidates and increasing product sales.
      At predefined times during the research term of the strategic alliance, we are entitled to select certain mitotic kinesin targets and related compounds for independent research and development at our expense. If we elect to pursue a compound independently, then at a predetermined time during clinical development, GSK will have an option to return the compound to the joint activities of the strategic alliance subject to GSK’s payment to us of both an amount based on a premium over our research and development costs and also an enhanced royalty on product sales. In the event that GSK does not exercise its option with respect to a compound, we may independently develop and commercialize that compound, subject to a royalty on product sales payable to GSK.
      Under our strategic alliance, GSK commenced a comprehensive Phase II clinical trial program designed to evaluate SB-715992 in parallel clinical trials across multiple tumor types. GSK also commenced Phase I clinical trials of SB-743921 in mid-2004. Additionally, through the strategic alliance, we are performing target validation, hit identification and lead characterization and optimization on other cytoskeletal targets, to select potential drug candidates that may similarly be advanced to clinical development.
      AstraZeneca. In December 2003, we formed an exclusive strategic alliance with AstraZeneca to develop automated imaging-based cellular phenotyping and analysis technologies for the in vitro prediction of hepatotoxicity, or toxicity of the liver, a common reason for failure of drug candidates in clinical development. Under this strategic alliance, AstraZeneca has committed to reimburse us for FTEs in our technology department over the two-year research term, pay annual licensing fees and make a milestone payment to us upon the successful achievement of certain agreed-upon performance criteria. If we successfully achieve the agreed-upon performance criteria and AstraZeneca elects to license certain technology and intellectual property developed pursuant to the collaboration in exchange for additional annual license payments to us for the full potential maximum term of such license, then the combined FTE, milestone and licensing payments to us will total approximately $9.5 million. Cumulatively, through December 31, 2004, we received $1.3 million in FTE reimbursement payments from AstraZeneca.
      Other Strategic Alliances. We have advanced our Cytometrix technologies through our Cytometrix Technologies Development Partner Program with each of Eisai Research Institute, Novartis Pharma AG, Tularik Inc. and Vertex Pharmaceuticals, Inc. These partners provided us with research compounds that were profiled using our Cytometrix technologies. We have completed our obligations associated with these relationships.
Our Patents and Intellectual Property
      Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business. As of December 31, 2004, we had 84 issued United States patents and over 100 additional pending United States and foreign patent applications. In addition, we have an exclusive license to 10 United States patents and more than 15 pending United States and foreign patent applications from the University of California and Stanford University. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position.
      We seek to protect our proprietary information by requiring our employees, consultants, contractors, outside partners and other advisers to execute nondisclosure and assignment of invention agreements upon commencement of their employment or engagement, through which we seek to protect our intellectual property. Agreements with our employees also prevent them from bringing the proprietary rights of third parties to us. We also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.
      Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our technologies and drug candidates as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.
      The patent positions of pharmaceutical, biotechnology and other life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.
      The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications or none of the pending patent applications of our licensors will result in issued patents;

•	our issued patents and issued patents of our licensors may not provide a basis for commercially viable drugs or therapies, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

•	our patent applications or patents may be subject to interference, opposition or similar administrative proceedings;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.
      The defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings in the United States are costly, time consuming to pursue, and result in diversion of resources. The outcome of these proceedings is uncertain and could significantly harm our business.
      We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, partners and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
      The pharmaceutical, biotechnology and other life sciences industries are characterized by the existence of a large number of patents and frequent litigation based upon allegations of patent infringement. As our drug candidates progress toward commercialization, the possibility of an infringement claim against us increases. While we attempt to ensure that our drug candidates and the methods we employ to manufacture them do not infringe other parties’ patents and other proprietary rights, competitors or other parties may assert that we infringe on their proprietary rights.
      In particular, we are aware of an issued United States patent and at least one pending United States patent application assigned to Curis, Inc. relating to certain compounds in the quinazolinone class. SB-715992 falls into this class of compounds. The Curis patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. We are also aware that Curis has pending applications in Europe, Japan, Australia and Canada with claims covering compositions of certain quinazolinone compounds. We are also aware that one of these European applications has been granted. Curis or a third party may assert that the sale of SB-715992 may infringe one or more of these or other patents. We believe that we have valid defenses against the Curis patents if asserted against SB-715992. In Europe, the grant of the European patent may be opposed by one or more parties. However, we cannot guarantee that a court would find such defenses valid or that such opposition would be successful. We have not attempted to obtain a license to this patent. If we decide to obtain a license to this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
      In addition, we are aware of various issued United States patents and pending United States and foreign patent applications assigned to Cellomics, Inc. relating to an automated method for analyzing cells. One of these applications was granted in Europe. Cellomics or a third party may assert that our Cytometrix technologies fall within the scope of, and thus infringe, one or more of these patents. We have received a letter from Cellomics notifying us that Cellomics believes we may be practicing one or more of their patents and that Cellomics offers a use license for such patents through its licensing program. We believe that we have valid defenses to such an assertion. Moreover, the grant of the European patent may be opposed by one or more parties. However, we cannot guarantee that a court would find such defenses valid or that such opposition would be successful. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
      Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources than us (such as Merck). Further development of these products could be impacted by these patents and result in the expenditure of significant legal fees.
Government Regulation
      The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our drug candidates and drugs.
      In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of a new drug application, or NDA, to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current GMP, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.
      The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.
      Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission before each clinical trial can begin. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations and regulations for informed consent.
      Clinical Trials: For purposes of a NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•	Phase I: Studies are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to run what is referred to as a “Phase Ib” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

•	Phase II: Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•	Phase III: These are commonly referred to as pivotal studies. When Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.
      In some cases, the FDA may condition approval of an NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.
      New Drug Application. The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and FDA may interpret data differently than we or our collaborators interpret data. Once issued, the FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

      Fast Track Designation. The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug concurrent with or after the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.
      If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
      In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•	Priority Review. Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet the FDA’s criteria for priority review. We cannot guarantee any of our drug candidates will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant drug approval.

•	Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.
      When appropriate, we and our collaborators intend to seek fast track designation or accelerated approval for our drug candidates. We cannot predict whether any of our drug candidates will obtain a fast track or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our drug candidates.
      Satisfaction of FDA regulations and requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of the drug candidates we are developing, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, if at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.
      Other regulatory requirements. Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.
      The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.
Competition
      We compete in the segments of the pharmaceutical, biotechnology and other related markets that address cancer and cardiovascular disease, each of which is highly competitive. We face significant competition from most pharmaceutical companies as well as biotechnology companies that are also researching and selling products designed to address cancer, cardiovascular disease or antifungal applications. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer and cardiovascular disease research, some in direct competition with us.
      We believe that our ability to successfully compete will depend on, among other things:

•	efficacy, safety and reliability of our drug candidates;

•	the speed at which we develop drug candidates;

•	completion of clinical development and laboratory testing and obtaining regulatory approvals for drug candidates;

•	timing and scope of regulatory approvals;

•	our ability to manufacture and sell commercial quantities of a product to the market;

•	product acceptance by physicians and other health care providers;

•	protection of our intellectual property;

•	avoiding infringement of the intellectual property of others;

•	quality and breadth of our technology;

•	skills of our employees and our ability to recruit and retain skilled employees;

•	cash flows under existing and potential future arrangements with licensees, partners and other parties; and

•	availability of substantial capital resources to fund development and commercialization activities.
      It is possible that our competitors will develop drug candidates and market drugs that are less expensive and more effective than our future drugs or that will render our drugs obsolete. It is also possible that our competitors will commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates. If approved for marketing by the FDA, depending on the approved clinical indication, our cancer drug candidates could compete against existing cancer treatments such as paclitaxel or docetaxel, vincristine, vinorelbine or navelbine and potentially against other novel cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. If one of our potential cardiovascular drug candidates is approved for marketing by the FDA for acute heart failure, that compound could compete against current generically available therapies, such as milrinone, dobutamine or digoxin or newer drugs such as nesiritide as well as potentially against other novel drug candidates in development such as levosimendan. Companies that currently sell drugs in the markets we are targeting with our drug candidates are, for example, Bristol-Myers Squibb, Abbott, Aventis, Johnson & Johnson, Merck and Pfizer. Other companies that are early-stage are currently developing alternative treatments and products that could compete with our drugs. These organizations also compete with us to attract qualified personnel and potential parties for acquisitions, joint ventures or other strategic alliances.
Employees
      As of December 31, 2004, our workforce consisted of 170 full-time employees, 58 of whom hold Ph.D. or M.D. degrees, or both, and 35 of whom hold other advanced degrees. Of our total workforce, 137 are engaged in research and development and 33 are engaged in business development, finance and administration. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.
Available Information
      We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
      You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.cytokinetics.com or by contacting the Investor Relations Department at our corporate offices by calling 650-624-3000.

Item 2.	Properties
      Our facilities consist of approximately 53,408 square feet of research and office space. We lease 50,195 square feet located at 280 East Grand Avenue in South San Francisco, California until 2013 with an option to renew that lease over that timeframe. We also lease 3,213 square feet at 250 East Grand Avenue in South San Francisco, California on a month-to-month basis. We believe that these facilities are suitable and adequate for our current needs.

Item 3.	Legal Proceedings
      We are not a party to any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is quoted on the Nasdaq National Market under the symbol “CYTK,” and has been quoted on such market since our initial public offering on April 29, 2004. Prior to such date, there was no public market for our common stock. The following table sets forth the high and low closing sales price per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	Sale Price

	High	Low

Fiscal 2004:
Second Quarter (since April 29, 2004)	$17.42	$14.70
Third Quarter	$15.01	$7.50
Fourth Quarter	$13.79	$8.33
      We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not and do not in the foreseeable future anticipate paying any cash dividends. As of February 28, 2005 there were 227 holders of record of our common stock. Our Registration Statement (SEC File No. 333-112261) for our initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. We sold 7,935,000 shares of common stock in the offering at $13.00 per share, for aggregate gross proceeds of $103.2 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $94.0 million from the offering. In addition, we entered into an agreement with an affiliate of GSK to sell 538,461 shares of our common stock immediately prior to the completion of the initial public offering at a purchase price of $13.00 per share, for a total of $7.0 million in proceeds.
      The following table summarizes employee stock repurchase activity for the quarter ended December 31, 2004:

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May Yet
	Number of	Price	Part of Publicly	Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Program	or Programs

October 1 to October 31, 2004	1,070	$1.20	—	—
November 1 to November 30, 2004	286	$1.20	—	—
December 1 to December 31, 2004	—	—	—	—

Total	1,356	$1.20	—	—

      The total number of shares repurchased represent shares of our common stock that we repurchased from employees upon termination of employment. As of December 31, 2004, approximately 120,118 shares of common stock held by service providers remain subject to repurchase by us.

      The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2004.

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available
	Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by stockholders	2,644,779	$3.10	1,165,114	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	2,644,779	$3.10	1,165,114

(1)	On January 1, 2005, the number of shares of stock available for future issuance under our 2004 Equity Incentive Plan was automatically increased to 2,160,975 pursuant to the terms of the plan.

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, “Financial Statements and Supplemental Data” of this Form 10-K.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Statement of Operations Data:(2)
Revenues:
Research and development revenues from related party	$9,338	$7,692	$8,470	$6,764	$—
Research and development, grant and other revenues	1,304	85	126	302	—
License revenues from related party	2,800	2,800	2,800	1,400	—

Total revenues	13,442	10,577	11,396	8,466	—

Operating expenses:
Research and development	39,885	34,195	27,835	20,961	10,403
General and administrative	11,991	8,972	7,542	5,897	3,390

Total operating expenses	51,876	43,167	35,377	26,858	13,793

Operating loss	(38,434)	(32,590)	(23,981)	(18,392)	(13,793)
Interest and other income	1,785	903	1,612	2,956	981
Interest and other expense	(549)	(998)	(711)	(438)	(267)

Net loss	$(37,198)	$(32,685)	$(23,080)	$(15,874)	$(13,079)

Net loss per common share — basic and diluted(3)	$(1.88)	$(17.10)	$(13.25)	$(11.18)	$(13.55)

Weighted average shares used in computing net loss per common share — basic and diluted(1)(3)	19,756	1,911	1,742	1,420	965

	As of December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short- and long-term investments(1)(2)	$110,253	$42,332	$29,932	$61,313	$56,284
Restricted cash	5,980	7,199	13,106	6,236	225
Working capital	98,028	27,619	18,571	43,887	42,781
Total assets	128,101	62,873	56,168	79,019	61,038
Long-term portion of equipment financing lines	8,106	8,075	7,077	3,525	1,079
Deficit accumulated during the development stage	(131,272)	(94,074)	(61,389)	(38,309)	(22,435)
Total stockholders’ equity (deficit)(1)	107,556	(92,031)	(60,588)	(37,352)	(21,818)

(1)	The Company’s initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004 and the Company’s common stock commenced trading on that date. The Company sold 7,935,000 shares of common stock in the offering for net proceeds of approximately $94.0 million. In addition, the Company sold 538,461 shares of its common stock to GSK immediately prior to the closing of the initial public offering for net proceeds of approximately $7.0 million. Also in conjunction with the initial public offering, all of the outstanding shares of the Company’s convertible preferred stock were converted into 17,062,145 shares of its common stock.

(2)	Certain reclassifications have been made to prior year amounts and balances in order to conform to the current year presentation. The allocation of operating expenses between research and development expense and general and administrative expense for the years ended December 31, 2003 and 2002 has been revised to reflect the current methodology for allocating certain overhead expenses. For years prior to 2002, the effect of the change in allocation methodology was not significant. Amortization of investment premiums has been reclassified to interest and other income from interest and other expense for all periods presented. Miscellaneous revenue for 2003 has been reclassified to research and development, grant and other revenues. Interest receivable on short- and long-term investments has been reclassified to prepaid and other current assets from cash and cash equivalents for all periods presented.

(3)	All share and per share amounts have been retroactively adjusted to give effect to the 1-for-2 reverse stock split that occurred on April 26, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.
Overview
      We are a leading biopharmaceutical company focused on the discovery, development and commercialization of novel small molecule drugs specifically targeting the cytoskeleton. Employing our cell biology driven approach and proprietary technologies we believe we can enhance the speed, efficiency and yield of the drug discovery and development process. We have two drug candidates for the treatment of cancer, one of which is in Phase II clinical trials and the other of which is in Phase I clinical trials.
      We are also advancing a series of novel cardiac myosin activators for the treatment of congestive heart failure towards preclinical development and plan to put one of the compounds from this program into human clinical studies in 2005. In addition, we are pursuing other early research programs addressing a number of therapeutic areas.
      Since our inception in August 1997, we have incurred significant net losses. As of December 31, 2004, we had an accumulated deficit of $131.3 million. We expect to incur substantial and increasing losses for the next several years if:

•	we conduct later-stage development and commercialization of SB-715992 and SB-743921;

•	we exercise our options to co-fund the development of one or both and co-promote these drug candidates under our strategic alliance with GSK;

•	we advance a series of novel cardiac myosin activators toward preclinical and clinical development for the treatment of congestive heart failure, and other drug candidates through clinical trials;

•	we expand our research programs and further develop our proprietary drug discovery technologies; and

•	we elect to fund development or commercialization of any drug candidate.
      We intend to pursue selective strategic alliances to enable us to maintain financial and operational flexibility.
Oncology
      In 2004, in connection with our strategic alliance with GSK, we made progress in advancing our oncology development program. The oncology clinical program for SB-715992 is designed to be a broad program evaluating SB-715992 in a total of nine Phase II clinical trials and five Phase I/ Ib clinical trials. We anticipate that as a result of these trials, we will understand the potential effect of SB-715992 across multiple tumor types in 2005.
      An international, 70 patient Phase II monotherapy clinical trial for SB-715992 for the treatment of non-small cell lung cancer commenced in the fourth quarter of 2003. Based on the current rate of site initiation and patient enrollment rates communicated to us by our partner GSK, data from the platinum sensitive arm and the platinum refractory arm are anticipated in 2005. In July 2004, GSK initiated an international, 55 patient Phase II monotherapy clinical trial evaluating the efficacy of SB-715992 in the second or third line treatment of breast cancer patients. Based on the current rate of patient enrollment, interim data are anticipated during 2005, with final data anticipated to be available during the first half of 2006. In December 2004, GSK initiated a 35 patient Phase II monotherapy clinical trial evaluating the efficacy of SB-715992 in the treatment of advanced ovarian cancer patients previously treated with a platinum and taxane-based regimen. Based on the current rate of patient enrollment, data are anticipated during 2005. During the fourth quarter, GSK initiated two additional SB-715992 dose-escalating Phase Ib clinical trials. Both trials are designed to evaluate the safety, tolerability and pharmacokinetics of SB-715992 in combination with a leading anti-cancer therapeutic, one in combination with carboplatin, the other in combination with capecitabine. In addition, concurrent with these clinical trials, GSK continued to enroll patients in a similar Phase Ib clinical trial in the United Kingdom evaluating the safety, tolerability and pharmacokinetics of SB-715992 in combination with docetaxel. Data from these Phase Ib clinical trials are anticipated in 2005. The NCI, in collaboration with GSK, plans on initiating several Phase II and Phase I clinical trials in the coming year that will further evaluate the safety and efficacy of this compound in colorectal, head and neck, renal, hepatocellular and prostate cancers and melanoma. The NCI recently began two Phase I trials designed to evaluate the safety, tolerability and pharmacokinetics of SB-715992 infused on an alternative dosing schedule (days one, two and three on a 21-day cycle). One of these two trials is enrolling patients who have acute leukemia, chronic myelogenous leukemia or advanced myelodysplastic syndromes. The other Phase I clinical trial is enrolling patients with advanced solid cancer tumors that have failed to respond to all standard therapies.
      We expect that it will take several years before we can commercialize SB-715992. Accordingly, we cannot reasonably estimate when and to what extent SB-715992 will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including the effectiveness and safety profile of the drug, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. GSK currently funds the research and development costs associated with SB-715992 pursuant to our strategic alliance. We expect to determine whether and to what extent we will exercise our co-funding option during the conduct of our clinical trials for this drug candidate, taking into consideration clinical results and our business, finances and prospects at that time. If we exercise our option to co-fund certain later stage development activities associated with SB-715992, our expenditures relating to research and development of this drug candidate will increase significantly.
      GSK continued to enroll patients in a dose-escalating Phase I study evaluating the safety, tolerability, and pharmacokinetics of SB-743921, a second kinesin spindle protein inhibitor, in advanced cancer patients. We anticipate the enrollment will be completed in the first half of 2005, with data anticipated to be available shortly thereafter. The clinical trial program for SB-743921 will proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from such drug candidate until the program is successfully completed, regulatory approval is achieved and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when or if this may occur. GSK currently funds the research and development costs associated with SB-743921. If we exercise our option to co-fund certain later-stage development activities associated with SB-743921, our expenditures relating to research and development of this drug candidate will increase significantly.
      During 2004, GSK advanced another mitotic kinesin target forward in collaborative research, triggering a pre-defined milestone payment of $250,000 to the Company. During 2004, GSK also made a $3.0 million milestone payment to us for GSK’s initiation of Phase II clinical trials of SB-715992.
Cardiovascular
      We are advancing a series of novel cardiac myosin activators, for the treatment of congestive heart failure, towards preclinical development. Previously, we announced that we anticipated to file an IND application to begin clinical trials to evaluate one such compound, CK-1213296, in the treatment of congestive heart failure in the second half of 2004. In the third quarter, however, our scientists identified certain preclinical properties of this specific compound that require further characterization and that contributed to a delay in the expected start of these cardiac myosin clinical studies. Furthermore, in the fourth quarter, our scientists synthesized and optimized several other cardiac myosin activators that may have more attractive properties than CK-1213296. We have decided to evaluate the newer compounds in comparison with CK-1213296. We continue to characterize several cardiac myosin activators in animal pharmacological models and in preclinical studies related to drug safety and manufacturing. We plan to advance one of the drug candidates into human clinical trials in 2005. As with our drug candidates in our other programs, the compounds in our congestive heart failure program are at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any of them. We have discontinued negotiations with a potential partner for our cardiac myosin activator program in favor of our current plan to pursue both the acute and chronic congestive heart failure indications. We currently fund all research and development costs associated with this program. We incurred costs of approximately $14.7 million, $11.5 million and $8.6 million for research and development activities relating to our congestive heart failure program in the years ended December 31, 2004, 2003 and 2002, respectively and incurred $43.9 million from inception through December 31, 2004. We anticipate that our expenditures relating to research and development of compounds in our congestive heart failure program will increase significantly as we advance candidates from such program into clinical development.
      The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including:

•	the uncertainty of the timing of the initiation and completion of patient enrollment in the pivotal Phase II clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the interim analyses of the pivotal Phase II clinical trials of our drug candidates after such trials have been initiated and completed;

•	the possibility of delays in characterization, synthesis, and optimization of potential drug candidates in our cardiovascular program;

•	the uncertainty of clinical trial results;

•	extensive governmental regulation, both foreign and domestic, for approval of new therapies; and

•	the uncertainty related to the completion of construction and qualification of a commercial scale manufacturing facility.
      If we fail to complete the development of our drug candidates in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material adverse effect on our results of operations. A further discussion of the risks and uncertainties associated with completing our programs on schedule, or at all, and certain consequences of failing to do so are set forth in the risk factors entitled “We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for several years, if ever,” “Clinical trials may fail to demonstrate the safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval,” and “Clinical trials are expensive, time consuming and subject to delay,” as well as other risk factors.
      To date we have funded our operations primarily through the sale of equity securities, non-equity payments from GSK and AstraZeneca, capital lease financings, interest on investments and government grants. We received net proceeds from the sale of equity securities of $94.0 million upon the closing of the initial public offering of our common shares in April 2004, and from August 5, 1997, the date of our inception, through December 31, 2004, we have received proceeds from the sale of other equity securities of $116.2 million, excluding sales of equity to GSK. Under our strategic alliance with GSK, in 2001 GSK made a $14.0 million upfront cash payment as well as an initial $14.0 million investment in our equity. In April 2004, GSK purchased 538,461 shares of the Company’s common stock at $13.00 per share immediately prior to the closing of the Company’s initial public offering for a total price of $7.0 million. GSK also made a $3.0 million equity investment in us in 2003. GSK has also committed to reimburse full time equivalents (FTEs), through the end of the minimum five-year research term of the strategic alliance, and to make additional payments upon the achievement of certain precommercialization milestones. Cumulatively as of December 31, 2004, we received $25.8 million in FTE and other expense reimbursements and $6.5 million in milestone payments from GSK. Cumulatively as of December 31, 2004, we received $1.3 million in FTE reimbursement from our strategic alliance with AstraZeneca. We received $2.5 million, $2.0 million and $6.4 million under equipment financing arrangements in the years ending December 31, 2004, 2003 and 2002, respectively. Cash interest earned on investments in the years ended December 31, 2004, 2003 and 2002 was

$3.4 million, $2.4 million and $2.2 million, respectively. Grant revenues were $0.1 million, none and $0.1 million in the years ended December 31, 2004, 2003 and 2002, respectively. GSK also has the contractual right to reduce the funding of our FTEs at their discretion, subject to certain agreed minimum levels, in the beginning of a contract year based on the activities of the agreed upon research plan. GSK has agreed to fund worldwide development and commercialization of drug candidates arising from our strategic alliance. We will earn royalties from sales of any resulting drugs. We retain a product-by-product option to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording co-promotion rights in North America. In the event we exercise our co-promotion option, we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.
Recent Developments
      Our Registration Statement (SEC File No. 333-112261) for our initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. Our common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK.” We sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option, at $13.00 per share for aggregate gross proceeds of $103.2 million. In connection with this offering we paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $94.0 million from the offering. In addition, we entered into an agreement with an affiliate of GSK to sell 538,461 shares of our common stock immediately prior to the completion of the initial public offering at a purchase price of $13.00 per share, for a total of approximately $7.0 million in net proceeds.
Revenues
      Our current revenue sources are limited, and we do not expect to generate any direct revenue from product sales for several years. We currently recognize revenues from our strategic alliances with GSK and AstraZeneca for contract research activities, which we record as related expenses as incurred.
      Charges to GSK are based on negotiated rates that are intended to approximate the costs for our FTEs performing research under the strategic alliance and our out-of-pocket expenses. GSK has paid us an upfront licensing fee, which we recognize ratably over the five-year research term of the strategic alliance. We may receive additional payments from GSK upon achieving certain precommercialization milestones. Milestone payments are non-refundable and recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful. Because a substantial portion of our revenues for the foreseeable future will depend on achieving research, development and other precommercialization milestones under our strategic alliance with GSK, our results of operations may vary substantially from year to year. In the event we exercise our co-promotion option, we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.
      Charges to AstraZeneca are based on negotiated rates that are intended to approximate the costs for our FTEs performing research under the strategic alliance. We may receive additional payments from AstraZeneca upon achieving certain research milestones. Milestone payments are non-refundable and recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful.
      We expect that our future revenues ultimately will be derived from royalties on sales from drugs licensed to GSK under our strategic alliance and from those licensed to future partners, as well as from direct sales of our drugs. We retain a product-by-product option under our strategic alliance with GSK to co-fund certain later-stage development activities with GSK under our strategic alliance, thereby potentially increasing our royalties and affording co-promotion rights in North America.

Research and Development
      We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses relating to our strategic alliance with GSK consist primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Certain of these costs are reimbursed by GSK on an FTE basis. GSK funds all costs related to preclinical and clinical development of the compounds that are selected for development. Accordingly, we do not currently incur research and development expenses related to the ongoing development of SB-715992 and SB-743921. Under our strategic alliance, we have an option on a product-by-product basis to co-fund certain later-stage development costs for each of these drug candidates. If we exercise an option, our research and development expenses will increase significantly. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs, and depreciation of equipment. We expect to incur research and development expenses to conduct preclinical studies and clinical trials for cardiac myosin activator compounds for the treatment of congestive heart failure and in connection with our early research programs in other diseases, as well as the continued advancement of our PUMA system, Cytometrix technologies and our other existing and future drug discovery technologies. During the period from inception through December 31, 2004, we incurred costs of approximately $39.8 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $43.9 million for our congestive heart failure program, $33.7 million for our PUMA system and Cytometrix technologies and $22.9 million for all other programs.
General and Administrative Expenses
      General and administrative expenses consist primarily of compensation for employees in executive and operational functions, including finance, business development and corporate development. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. As we enter our first full fiscal year as a public company, we anticipate increases in general and administrative expenses, such as increased costs for insurance and investor relations associated with operating as a publicly traded company. These increases will also likely include the hiring of additional personnel.
Stock Compensation
      In connection with the grant of stock options to employees and non-employees, we recorded deferred stock-based compensation as a component of stockholders’ equity (deficit). Deferred stock compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. Through 2002, for stock options granted to non-employees, we initially recorded on the date of grant the fair value of the options, estimated using the Black-Scholes valuation model. As the non-employee options become vested, we revalue the remaining unvested options, with the change in fair value from period to period represented as a change in the deferred compensation charge. Beginning in 2003, we value and recognize the stock-based compensation expense related to options granted to non-employees as the stock options are earned. We amortize this stock-based compensation as charges to operations over the vesting periods of the options, generally four years.
      We recorded deferred stock-based compensation related to options granted to employees of $2.2 million for the year ended December 31, 2004 and $4.0 million for the year ended December 31, 2003. We recorded amortization of the deferred stock-based compensation related to employee options of $1.4 million during the year ended December 31, 2004 and $536,000 during the year ended December 31, 2003. We recorded no deferred stock-based compensation related to employee stock options prior to 2003.
      We expect the remaining balance of deferred employee stock-based compensation of $4.2 million as of December 31, 2004 to be amortized in future years, assuming no cancellations of the related stock options, as follows: $1.5 million in 2005, $1.4 million in 2006, $0.9 million in 2007 and $0.4 million in 2008.

      We recorded amortization of non-employee deferred stock-based compensation of $218,000, $232,000 and $6,000, in the years ended December 31, 2004, 2003 and 2002, respectively. The balance of deferred non-employee compensation was $182,000 at December 31, 2004 and $11,000 at December 31, 2003. We expect the remaining balance of deferred non-employee stock-based compensation to be amortized in 2005. In the years ended December 31, 2004 and 2003, respectively, we also recorded non-employee stock-based compensation expense of $278,000 and $158,000, excluding the amortization of compensation deferred in prior years.
      The amount of non-cash stock based compensation expense we record in future periods will increase upon our adoption of SFAS. No. 123R in the quarter ending September 30, 2005.
Interest and Other Income and Expense
      Interest and other income and expense consist primarily of interest income and interest expense. Interest income is generated primarily from investment of our cash, cash equivalents and investments. Interest expense relates generally to the borrowings for capital asset financings.
Results of Operations

Years ended December 31, 2004, 2003 and 2002

Revenues

	Years Ended			Increase
	December 31,			(Decrease)

	2004	2003	2002	2004	2003

	(In millions)
Research and development revenues from related party	$9.3	$7.7	$8.5	$1.6	$(0.8)
Research and development, grant and other revenues	1.3	0.1	0.1	1.2	—
License revenues from related party	2.8	2.8	2.8	—	—

Total revenues	$13.4	$10.6	$11.4	$2.8	$(0.8)

      We recorded total revenues of $13.4 million, $10.6 million and $11.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Research and development revenues from related party refers to revenues from our strategic alliance partner, GSK, which is also a stockholder of the Company. Research and development revenues from GSK of $9.3 million for the year ended December 31, 2004 consisted of $5.9 million for reimbursement for FTEs, $3.3 million for milestone revenues and $0.1 million for research funding. The $3.3 million milestone revenue from GSK in 2004 consisted of $3.0 million for the initiation of a Phase II clinical trial for SB-715992 and $0.3 million for initiation of a new research and development program. Research and development revenues from GSK of $7.7 million for the year ended December 31, 2003 consisted of $7.0 million for reimbursement for FTEs, $0.2 million for milestone revenues and $0.5 million for research funding. Research and development revenue from GSK of $8.5 million for the year ended December 31, 2002 consisted of $6.7 million for reimbursement of FTEs, $1.0 million for milestone revenue, and $0.8 million for research funding. The increase in milestone payments from GSK in 2004 over 2003 was primarily due to the $3.0 million payment in 2004 for the initiation of Phase II of SB-715992. This was partly offset by a decrease of $1.1 million in reimbursements for FTEs and a decrease of $0.4 million in research funding in 2004 compared with 2003. The FTE decrease in 2004 was the result of a contractually pre-defined change in FTE sponsorship by GSK. The FTE sponsorship is determined annually by GSK and us in accordance with the annual research plan and contractually predefined FTE support levels.
      The decrease in research and development revenues from GSK in 2003 compared to 2002 was primarily due to a decrease in milestone revenues of $0.8 million.
      Research and development, grant and other revenues of $1.3 million for the year ended December 31, 2004 consisted of $1.2 million for reimbursement for FTEs from AstraZeneca and $0.1 million of grant revenue. Research and development, grant and other revenues of $0.1 million for the year ended December 31, 2003 represented reimbursement for FTEs from AstraZeneca. Grant and other revenue of $0.1 million for the year ended December 31, 2002 consisted entirely of grant revenue. FTE reimbursements from AstraZeneca were higher in 2004 than in 2003 because 2004 was the first full year of revenue recognition from our strategic alliance with AstraZeneca.
      License revenues from related party represents license revenue resulting from our strategic alliance with GSK. License revenue was $2.8 million in each of the years ended December 31, 2004, 2003 and 2002. The license revenue is being amortized on a straight line basis over the life of the agreement with GSK and is expected to continue into 2006.
      Management expects total revenues to be in the range of $5.0 million to $7.0 million for the year ending December 31, 2005, which reflects the contractually predefined minimum level of FTE reimbursements from our strategic alliance partners.

Research and development expenses

	Years Ended			Increase
	December 31,			(Decrease)

	2004	2003	2002	2004	2003

	(In millions)
Research and development expenses	$39.9	$34.2	$27.8	$5.7	$6.4
      Research and development expenses increased $5.7 million to $39.9 million in 2004 compared with $34.2 million in 2003, and increased $6.4 million in 2003 from $27.8 million in 2002. The increase in research and development expense in 2004 was primarily due to increased contract and outside services of $3.8 million and higher salary and benefit costs of $1.9 million resulting from the hiring of additional research and development personnel and employee bonuses. The increase in research and development expenses in 2003 compared with 2002 was primarily due to the hiring of additional research and development personnel of $3.1 million, higher contract and outside services of $1.9 million and increased spending for laboratory consumables and other supplies of $0.9 million.
      For the years ended December 31, 2004, 2003 and 2002, costs of approximately $6.9 million, $6.7 million and $8.7 million, respectively, were incurred for research and development activities relating to the discovery of mitotic kinesin inhibitors, of which GSK reimbursed, and we recorded as related party revenue, $6.1 million in 2004 and $7.5 million in each of 2003 and 2002. During 2004, 2003 and 2002, costs of approximately $14.7 million, $11.5 million and $8.6 million, respectively, were incurred for research and development activities relating to our congestive heart failure research program; costs of $9.0 million, $8.7 million and $7.4 million, respectively, were incurred for our PUMA system and Cytometrix technologies; and costs of $9.3 million, $7.3 million and $3.1 million, respectively, were incurred for all other research programs.
      Clinical timelines, likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We anticipate that we will make determinations as to which research programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate. The lengthy process of seeking regulatory approvals, and subsequent compliance with applicable regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations.
      We expect research and development expenditures to increase in 2005 if we exercise our option to co-fund certain later-stage research and development activities relating to SB-715992 and SB-743921, advance research and development of our cardiovascular program, and pursue our current plan to put one of our cardiac myosin activator compounds into clinical trials in 2005. Management expects research and development expenses to be in the range of $45.0 million to $49.0 million for the year ending December 31, 2005, excluding the impact of adoption of Statement of Accounting Standards No. 123R, “Share-Based Payment,” in the third quarter of 2005, the effect of which is not yet known.

General and administrative expenses

	Years Ended			Increase
	December 31,			(Decrease)

	2004	2003	2002	2004	2003

	(In millions)
General and administrative	$12.0	$9.0	$7.5	$3.0	$1.5
      General and administrative expenses increased $3.0 million in 2004 compared with 2003, and increased $1.5 million in 2003 compared with 2002. The increase in general and administrative expenses in 2004 compared with 2003 was primarily due to increased salary and benefit costs of $1.3 million resulting from the hiring of additional general and administrative personnel, increased legal expenses of $0.9 million and higher other outside services of $0.7 million. Other outside services included management recruiting, audit and consulting, including costs related to the Company’s initial efforts toward compliance with Sarbanes-Oxley section 404 requirements. The increase in general and administrative expenses in 2003 compared with 2002 was primarily due to higher legal expenses of $1.0 million, increased salary and benefit costs of $0.3 million and a provision for doubtful accounts related to GSK of $0.2 million in 2004.
      We expect that general and administrative expenses will continue to increase during 2005 due to increasing payroll related expenses in support of our initial commercialization efforts, business development costs, expanding operational infrastructure, compliance with Sarbanes-Oxley section 404 and other costs associated with being a public company. Management expects general and administrative expenses to be in the range of $13.0 million to $14.0 million for the year ending December 31, 2005, excluding the impact of adoption of Statement of Accounting Standards No. 123R, “Share-Based Payment,” in the third quarter of 2005, the effect of which is not yet known.

Interest and Other Income and Expense

	Years Ended			Increase
	December 31,			(Decrease)

	2004	2003	2002	2004	2003

	(In millions)
Interest and other income	$1.8	$0.9	$1.6	$0.9	$(0.7)
Interest and other expense	$(0.5)	$(1.0)	$(0.7)	$(0.5)	$0.3
      Interest and other income was $1.8 million for the year ended December 31, 2004 compared with $0.9 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively. The $0.9 million increase in interest and other income in 2004 over 2003 was primarily attributable to higher interest income on our cash and investments. The increase in interest income in 2004 was primarily due to higher average balances of cash and investments resulting from proceeds from the initial public offering and sale of common stock to GSK, and to a lesser degree to higher yields. The $0.7 million decrease in interest and other income in 2003 from 2002 was due to lower interest income resulting from lower average yields on cash and investments.
      Interest and other expense was $0.5 million for the year ended December 31, 2004 compared with $1.0 million and $0.7 million for the years ended December 31, 2003 and 2002, respectively. The $0.5 million decrease in interest and other expense in 2004 from 2003 was primarily attributable to lower interest expense resulting from the restructuring of the equipment financing lines. The $0.3 million increase in interest and other expense in 2003 compared to 2002 was primarily due to higher outstanding balances on our equipment financing lines.
Liquidity and Capital Resources
      From August 5, 1997, the date of inception, through December 31, 2004, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income. Our cash, cash equivalents and investments totaled $110.3 million at December 31, 2004, up from $42.3 million at December 31, 2003. The increase was primarily due to net proceeds of $94.0 million from our initial public offering in April 2004 and $7.0 million from the sale of common stock to GSK immediately prior to the closing of the initial public offering. These proceeds were reduced by $34.0 million used to fund operations.
      We sold 7,935,000 shares of common stock in our initial public offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option, at $13.00 per share for aggregate gross proceeds of $103.2 million. In connection with this offering we paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $94.0 million from the offering. In addition, pursuant to an agreement with an affiliate of GSK, the Company sold 538,461 shares of its common stock to GSK immediately prior to the closing of the initial public offering at a purchase price of $13.00 per share, for a total of approximately $7.0 million in net proceeds.
      We received net proceeds of $39.9 million from the sale of preferred stock in 2003. As of December 31, 2004, we have received $46.2 million in non-equity payments from GSK. We received $2.5 million, $2.0 million and $6.4 million under equipment financing arrangements in 2004, 2003 and 2002, respectively. Interest earned on investments, excluding non-cash amortization of purchase premiums, in the years ending December 31, 2004, 2003 and 2002 was $3.4 million, $2.4 million and $2.2 million, respectively.
      Net cash used in operating activities was $34.0 million, $30.7 million and $21.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, and resulted primarily from net losses of $37.2 million, $32.7 million and $23.1 million, respectively.
      Deferred revenue decreased to $4.2 million at December 31, 2004 from $7.0 million at December 31, 2003 as we continue to recognize revenue from the upfront licensing fee from GSK on a ratable basis over the term of the agreement.
      Net cash used in investing activities of $65.5 million and $15.1 million for the years ended December 31, 2004 and 2003, respectively, was primarily used to fund our purchases of investments and, to a lesser extent, to fund purchases of property and equipment. Net cash provided by investing activities was $22.6 million for the year ended December 31, 2002 as a result of sales and maturities of investments to meet liquidity needs.
      Restricted cash totaled $6.0 million at December 31, 2004 and $7.2 million at December 31, 2003. The balance decreased in 2004 primarily because the lender for our equipment financing line of credit required a lower security deposit as of December 2004.
      Net cash provided by financing activities was $102.3 million, $40.2 million and $4.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash provided by financing activities in 2004 resulted primarily from our initial public offering and sale of common stock to GSK, as discussed above. Net cash provided by financing activities in 2003 was primarily attributable to the sale of preferred stock, which generated $39.9 million. In 2002, net cash provided by financing activities consisted primarily of proceeds under equipment financing lines of $6.4 million.
      As of December 31, 2004, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total

Operating leases	$2,045	$3,887	$3,783	$7,090	$16,805
Equipment financing line	2,387	5,116	2,980	10	10,493

Total	$4,432	$9,003	$6,763	$7,100	$27,298

      Our long-term commitments under operating leases relate to payments under our facility lease in South San Francisco, California, which expires in 2013. We have investigated additional office space expansion opportunities to support our administrative, research and development requirements as we expect that by executing our strategy, we will require additional space in future periods. We have made no binding commitments to access any additional lease space pursuant to these efforts.

      We expect to incur substantial costs as we continue to expand our research programs and related research and development activities. Under the terms of our strategic alliance with GSK, we have options to co-fund certain later-stage development activities for SB-715992 and SB-743921. If we exercise an option to co-fund development activities, our research and development expenses will increase significantly. We expect to determine whether and to what extent we will exercise our co-funding option based on clinical results and our business, finances and prospects at the time we receive the results. Research and development expenses for our unpartnered drug discovery programs consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and development, facilities costs and depreciation of equipment. We expect to incur significant research and development expenses as we advance the research and development of our cardiac myosin activators for the treatment of congestive heart failure, pursue our current plan to put one of these cardiac myosin activator compounds into human clinical trials in 2005, pursue our other early stage research programs in multiple therapeutic areas, and develop our PUMA system, Cytometrix technologies and other proprietary drug discovery technologies.
      Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	the initiation, progress, timing, scope and completion of preclinical research, development, and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	decisions by GSK with regard to continued funding of development of our drug candidates;

•	our options to co-fund the development of one or both of SB-715992 and SB-743921;

•	the number of drug candidates we pursue;

•	the level of funding that we may provide for other current or future drug candidates, including a potential drug candidate for the treatment of congestive heart failure;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	expanding and advancing our research programs;

•	the hiring of additional employees and consultants;

•	expanding our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.
      We believe that our existing cash resources, future payments from GSK and AstraZeneca, proceeds from equipment financings and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 22 months. If, at any time, our prospects for internally financing our research programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on attractive terms, or at all.

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
Off-balance Sheet Arrangements
      As of December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this prospectus, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition
      We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.
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
      License revenues received in connection with strategic alliance agreements are deferred and recognized on a straight-line basis over the term of the agreement.

Stock-Based Compensation
      We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation” and complies with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure an Amendment of FASB Statement No. 123.” Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.
      We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services.”
      Effective in the quarter ending September 30, 2005, the Company will adopt SFAS No. 123R, “Share-Based Payment” (see Recent Accounting Pronouncements below). Under SFAS No. 123R, the Company will be required to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans.

Deferred Tax Valuation Allowance
      We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance to reduce our deferred tax asset to zero, because we believe that, based upon a number of factors, it is more likely than not that the deferred tax asset will not be realized. In the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123R is effective for the Company in the quarter ending September 30, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. Upon adoption of SFAS No. 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. Management is currently evaluating the transition methods as well as valuation methodologies and assumptions for employee stock options in light of SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately implemented the Company upon adoption of SFAS No. 123R.
      In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 was effective in 2003, with the exception of certain mandatorily redeemable finance instruments, for which the effective date was deferred until the first quarter of 2005 for the Company. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the period of adoption. We do not expect the adoption of the remaining provisions of SFAS No. 150 to have an impact upon our financial position, cash flows or results of operations.

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
      We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy before the FDA and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research, preclinical testing and clinical testing, before we or our partners can file applications with the FDA for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale. We may not achieve any of these objectives. SB-715992, our most advanced drug candidate for the treatment of cancer, and SB-743921 are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any other drug candidate in preclinical testing or clinical development will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. The development of one or both of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from either of these drug candidates.
      We have funded all of our operations and capital expenditures with proceeds from both private and public sales of our equity securities and strategic alliances with GSK, AstraZeneca and others. We believe that our existing cash resources, future payments from GSK and AstraZeneca, proceeds from equipment financings, and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 22 months. To meet our future cash requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through debt financing, if available, such financing may involve covenants that restrict our business activities. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. However, we cannot assure you that any such funding, if needed, will be available on attractive terms, or at all.

Clinical trials may fail to demonstrate the safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.
      Prior to receiving approval to commercialize any of our drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both safe and effective. Before we can commence clinical trials, we must demonstrate through preclinical studies satisfactory product chemistry, formulation, stability and toxicity levels in order to file an IND (or foreign equivalent) to commence clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. Long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates, and satisfactory chemistry, formulation, stability and toxicity levels have not yet been demonstrated for our drug candidates or compounds that are currently the subject of preclinical studies. If our preclinical studies, clinical trials or future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be negatively affected.
      All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND with respect to our drug candidates, and, even if INDs are or have been filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early-stage clinical trials do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. In addition, there can be no assurance that the design of our clinical trials is focused on appropriate tumor types, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory authorization. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval. Administering any of our drug candidates or potential drug candidates that are the subject of preclinical studies to animals may produce undesirable toxicities, and toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research program may recur in preclinical studies of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND with respect to such drug candidates or potential drug candidates. In Phase I clinical trials of SB-715992, the dose limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In clinical trials, administering any of our drug candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or prevent, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation.

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

•	delays in obtaining regulatory approvals to commence a study;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment, including as a result of the introduction of alternative therapies or drugs by others;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
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
      Under our strategic alliance with GSK, GSK is currently responsible for the clinical development and regulatory approval of SB-715992 and SB-743921. GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of these drug candidates, and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities. If the FDA or other regulatory authorities approve these drug candidates, GSK will also be responsible for the marketing and sale of these drugs. Because GSK is responsible for these functions, we cannot control whether GSK will devote sufficient attention and resources to the clinical trials program or will proceed in an expeditious manner. Under certain circumstances, GSK has discretion to elect whether to pursue the development of our drug candidates or to abandon the clinical trial programs, and, after June 20, 2006, GSK may terminate our strategic alliance for any reason upon six months prior notice, and these decisions are outside our control. Because both of our cancer drug candidates being developed by GSK act through inhibition of KSP, it is possible that GSK may elect to proceed with the development of only one such drug candidate, and if GSK were to elect to proceed with the development of SB-743921 in lieu of SB-715992, and because SB-743921 is at an earlier stage of clinical development than SB-715992, the approval, if any, of an NDA with respect to a drug candidate from our cancer program would be delayed. In particular, if the initial clinical results of some of our early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of one or both drug candidates, even though the actual number of patients that have been treated is relatively small. Abandonment of one or both of SB-715992 and SB-743921 by GSK would result in a delay or prevent us from commercializing such drug candidates, and would delay or prevent our ability to generate revenues. Disputes may arise between us and GSK, which may delay or cause termination of the clinical trials program, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of our drug candidates does not progress for these or any other reasons, we would not receive further milestone payments from GSK. GSK also has the contractual right to reduce the funding of our FTEs at their discretion, subject to certain agreed minimum levels, in the beginning of a contract year based on the activities of the agreed upon research plan. Even if the FDA or other regulatory agencies approve one or more of our drug candidates, GSK may elect not to proceed with the commercialization of such drugs, or may elect to pursue commercialization of one drug but not others, and these decisions are outside our control. In such event, or in the event that GSK abandons development of any drug candidate prior to regulatory approval, we would have to undertake and fund the clinical development of our drug candidates or commercialization of our drugs, seek a new partner for clinical development or commercialization, or curtail or abandon the clinical development or commercialization programs. If we were unable to do so on acceptable terms, or at all, our business would be harmed, and the price of our common stock would be negatively affected.

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

The success of our development efforts depends in part on the performance of our partners and the NCI, over which we have little or no control.
      Our ability to commercialize drugs that we develop with our partners and generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours, or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. It is likely that our partners will not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In particular, we are relying on the NCI to conduct several important clinical trials of our drug candidates. The NCI is a government agency and there can be no assurance that the NCI will not modify its plans to conduct such trials or will proceed with such trials diligently. If our partners fail to perform as we expect, our potential for revenue from drugs developed through our strategic alliances could be dramatically reduced.

Our focus on the discovery of drug candidates directed against specific proteins and pathways within the cytoskeleton is unproven, and we do not know whether we will be able to develop any drug candidates of commercial value.
      We believe that our focus on drug discovery and development directed at the cytoskeleton is novel and unique to us. While a number of commonly used drugs and a growing body of research validate the importance of the cytoskeleton in the origin and progression of a number of diseases, no existing drugs specifically and directly interact with the cytoskeletal proteins and pathways that our drug candidates seek to modulate. As a result, we cannot be certain that our drug candidates will appropriately modulate targeted cytoskeletal proteins and pathways or produce commercially viable drugs that safely and effectively treat cancer, congestive heart failure or other diseases, or that the results we have seen in preclinical models will translate into similar results in humans. In addition, if we are successful in developing and receiving regulatory approval for a commercially viable drug for the treatment of one disease focused on the cytoskeleton, we cannot be certain that we will also be able to develop and receive regulatory approval for drug candidates for the treatment of other forms of that disease or other diseases. If we or our partners fail to develop and commercialize viable drugs, we will not achieve commercial success.

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
      In particular, we are aware of an issued United States patent and at least one pending United States patent application assigned to Curis, Inc. relating to certain compounds in the quinazolinone class. SB-715992 falls into this class of compounds. The Curis patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. We are also aware that Curis has pending applications in Europe, Japan, Australia and Canada with claims covering compositions of certain quinazolinone compounds. We are also aware that one of these European applications has been granted. Curis or a third party may assert that the sale of SB-715992 may infringe one or more of these or other patents. We believe that we have valid defenses against the Curis patents if asserted against SB-715992. In Europe, the grant of the European patent may be opposed by one or more parties. However, we cannot guarantee that a court would find such defenses valid or that such opposition would be successful. We have not attempted to obtain a license to this patent. If we decide to obtain a license to this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
      In addition, we are aware of various issued United States patents and pending United States and foreign patent applications assigned to Cellomics, Inc. relating to an automated method for analyzing cells. One of these applications was granted in Europe. Cellomics or a third party may assert that our Cytometrix technologies fall within the scope of, and thus infringe, one or more of these patents. We have received a letter from Cellomics notifying us that Cellomics believes we may be practicing one or more of their patents and that Cellomics offers a use license for such patents through its licensing program. We believe that we have valid defenses to such an assertion. Moreover, the grant of the European patent may be opposed by one or more parties. However, we cannot guarantee that a court would find such defenses valid or that such opposition would be successful. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
      Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck). Further development of these products could be impacted by these patents and result in the expenditure of significant legal fees.
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

We have no capacity to carry out our own clinical trials in connection with the development of our drug candidates and potential drug candidates, and to the extent we elect to develop a drug candidate without a strategic partner we will need to develop such capacity, and we will require additional funding.
      The development of drug candidates is complicated, and requires resources and experience that we do not have. Currently, we rely on our strategic partners to carry out these activities for those of our drug candidates that are in clinical trials. However, we do not have a partner for our potential cardiac myosin activator drug candidate, or, in the event GSK elects to terminate its development efforts, an alternative partner for our cancer drug candidates. To the extent we decide to initiate clinical trials for a drug candidate without support from a strategic partner, such as a potential drug candidate from our cardiovascular disease program, we will need to develop the skills, technical expertise and resources necessary to carry out such development efforts on our own or through the use of other third parties, such as contract research organizations, or CROs.
      If we utilize CROs, we will not have control over many aspects of their activities, and will not be able to control the amount or timing of resources that they devote to our programs. These third parties also may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves, and therefore may not complete their respective activities on schedule. CROs may also have relationships with our competitors and potential competitors, and may prioritize those relationships ahead of their relationships with us. Typically, we would have to qualify more than one vendor for each function performed outside of our control, which could be time consuming and costly. The failure of CROs to carry out development efforts on our behalf according to our requirements and FDA standards, or our failure to properly coordinate and manage such efforts, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates.
      If we fail to develop the skills, technical expertise and resources necessary to carry out the development of our drug candidates, or if we fail to effectively manage our CRO’s carrying out such development, the commercialization of our drug candidates will be delayed or prevented.

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
      We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates under development. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on a single contract manufacturer to supply, store and distribute drug supplies for our clinical trials and anticipate future reliance on a limited number of third-party manufacturers until we are able to expand our operations to include manufacturing capacities. Any performance failure on the part of our existing or future contract manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues.
      Our drug candidates require precise, high quality manufacturing. Our failure or our contract manufacturer’s failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the United States Drug Enforcement Agency and corresponding state agencies to ensure strict compliance with current GMP and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards. If one of our contract manufacturers fails to maintain compliance, the production of our drug candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. Additionally, our third-party manufacturer must pass a preapproval inspection before we can obtain marketing approval for any of our drug candidates in development.
      If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we will need to manufacture them in larger quantities. To date, our drug candidates have been manufactured in small quantities for preclinical testing and clinical trials and we may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate, the regulatory approval or commercial launch of any related drugs may be delayed or there may be a shortage in supply. Even if any third-party manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such improvements.
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
      We expect to have significant growth in expenditures, the number of our employees and the scope of our operations, in particular with respect to those drug candidates that we elect to develop or commercialize independently or together with a partner. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The failure to attract and retain skilled personnel could impair our drug development and commercialization efforts.
      Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly James H. Sabry, M.D., Ph.D., our President and Chief Executive Officer, Robert I. Blum, our Executive Vice President, Corporate Development and Commercial Operations and Chief Business Officer, Andrew A. Wolff, M.D., F.A.C.C., our Senior Vice President, Clinical Research and Chief Medical Officer, and Sharon Surrey-Barbari, our Senior Vice President, Finance and Chief Financial Officer. The employment of these individuals and our other personnel is terminable at will with short or no notice. We carry key person life insurance on James H. Sabry, M.D., Ph.D. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.
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
      We compete with companies that are developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cancer and cardiovascular, infectious and other diseases. For example, with respect to cancer, Bristol-Myers Squibb’s Taxol, Sanofi Aventis Pharmaceuticals Inc.’s Taxotere, and generic equivalents of Taxol are currently available on the market and commonly used in cancer treatment. Furthermore, we are aware that Merck & Co., Inc. and Bristol-Myers Squibb are conducting KSP-directed research. In addition, Bristol-Myers Squibb, Novartis and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis, and are also conducting research involving KSP and other mitotic kinesins. With respect to congestive heart failure, we are aware of a potentially competitive approach being developed by Orion in collaboration with Abbott Laboratories.
      Our competitors may:

•	develop drug candidates and market drugs that are less expensive or more effective than our future drugs;

•	commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates;

•	obtain proprietary rights that could prevent us from commercializing our products;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances;

•	take advantage of acquisition or other opportunities more readily than we can;

•	develop drug candidates and market drugs that increase the levels of efficacy or alter other drug candidate profile aspects that our drug candidates need to show in order to obtain regulatory approval; and

•	introduce therapies or market drugs that render the market opportunity for our potential drugs obsolete.
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
      The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of an NDA from the FDA. Neither we nor our partners have received marketing approval for any of our drug candidates. Obtaining an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with the FDA and other applicable foreign and United States regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.
      Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA also has substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

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
      Even if our drug candidates obtain regulatory approval, resulting drugs, if any, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established, physicians may elect not to recommend these drugs for a variety of reasons including:

•	timing of market introduction of competitive drugs;

•	demonstration of clinical safety and efficacy;

•	cost-effectiveness;

•	availability of reimbursement from health maintenance organizations and other third-party payors;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	other potential disadvantages relative to alternative treatment methods; and

•	marketing and distribution support.
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
      The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include:

•	results from, and any delays in, the clinical trials programs for our drug candidates for the treatment of cancer, including the clinical trials for SB-715992 and SB-743921, and including delays resulting from slower than expected patient enrollment in such trials;

•	delays in or discontinuation of the development of any of our drug candidates by GSK;

•	failure or delays in entering additional drug candidates into clinical trials, including a potential drug candidate for the treatment of congestive heart failure;

•	failure or discontinuation of any of our research programs;

•	delays or other developments in establishing new strategic alliances;

•	announcements concerning our strategic alliances with GSK or AstraZeneca or future strategic alliances;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare reimbursement policies;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; and

•	volatility in the stock prices of other companies in our industry.
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
      As of February 28, 2005, our executive officers, directors and their affiliates beneficially owned or controlled approximately 39% percent of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of common stock by our existing stockholders may cause our stock price to fall.
      The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market after our initial public offering, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by our executive officers and directors, and substantially all of our stockholders and option holders in connection with our recent initial public offering on April  29, 2004, expired on October 27, 2004. Subject to applicable securities law restrictions and other agreements between the company and certain of such stockholders, these shares are now freely tradable.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq National Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 for the year ended December 31, 2005 will require the commitment of significant resources to document and test the adequacy of our internal controls. While we plan to expend significant resources in developing the required documentation and testing procedures required by Section 404, we can provide no assurance as to conclusions of management or by our independent registered accounting firm with respect to the effectiveness of our internal controls over financial reporting. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and we may be harmed.

Volatility in the stock prices of other companies may contribute to volatility in our stock price.
      The stock market in general, Nasdaq and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage and development stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

Our common stock is thinly traded and there may not be an active, liquid trading market for our common stock.
      There is no guarantee that an active trading market for our common stock will be maintained on Nasdaq, or that the volume of trading will be sufficient to allow for timely trades. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active or if trading volume is limited. In addition, if trading volume in our common stock is limited, trades of relatively small numbers of shares may have a disproportionate effect on the market price of our common stock.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risks
Interest Rate Sensitivity
      Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash and cash equivalents and short- and long-term investments in a variety of interest-bearing instruments, including United States government and agency securities, high grade municipal and United States corporate bonds, commercial paper, certificates of deposit and money market funds. The investment portfolio is subject to interest rate risk, and will fall in value in the event market interest rates increase. Our cash and cash equivalents are invested in highly liquid securities with original maturities of three months or less at the time of purchase. Consequently, we do not consider our cash and cash equivalents to be subject to significant interest rate risk and have therefore excluded them from the table below. On the liability side, our equipment financing lines carry fixed interest rates and therefore also may be subject to changes in fair value if market interest rates fluctuate. We do not have any foreign currency or derivative financial instruments.
      The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio and equipment financing lines (dollars in thousands):

								Fair Value at
								December 31,
	2005	2006	2007	2008	2009	2010	Total	2004

Assets:
Short- and long-term investments	$92,637	$4,555	—	—	—	—	$97,192	$97,192
Average interest rate	2.26%	2.72%	—	—	—	—	2.28%

Liabilities:
Equipment financing lines(1)	$2,387	$2,502	$2,613	$2,555	$425	$11	$10,493	$10,493
Average interest rate	4.37%	4.37%	4.37%	4.38%	4.84%	4.83%	4.39%

(1)	Based on borrowing rates currently available to the Company, the carrying value of the equipment financing lines approximates fair value.

ITEM 8.	Financial Statements and Supplementary Data
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cytokinetics, Incorporated:
      In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Cytokinetics, Incorporated (a development stage enterprise) at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 and, cumulatively, for the period from August 5, 1997 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 8, 2005

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$13,061	$10,278
Short-term investments	92,637	24,197
Accounts receivable	—	74
Related party accounts receivable	53	189
Related party notes receivable — short-term portion	713	—
Prepaid and other current assets	2,603	2,338

Total current assets	109,067	37,076
Long-term investments	4,555	7,857
Property and equipment, net	7,336	8,870
Related party notes receivable	387	1,146
Restricted cash	5,980	7,199
Other assets	776	725

Total assets	$128,101	$62,873

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,059	$1,589
Accrued liabilities	3,697	3,060
Related party accrued liabilities	96	—
Short-term portion of equipment financing lines	2,387	2,008
Short-term portion of deferred revenue	2,800	2,800

Total current liabilities	11,039	9,457
Long-term portion of equipment financing lines	8,106	8,075
Long-term portion of deferred revenue	1,400	4,200

Total liabilities	20,545	21,732

Commitments (Note 8)
Convertible preferred stock, $0.001 par value:
Authorized: 10,000,000 shares in 2004
Issued and outstanding: None in 2004 and 34,124,308 shares in 2003	—	133,172

Stockholders’ equity (deficit):
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding: 28,453,173 shares in 2004 and 2,307,258 shares in 2003	28	2
Additional paid-in capital	243,239	5,646
Deferred stock-based compensation	(4,251)	(3,651)
Accumulated other comprehensive income (loss)	(188)	46
Deficit accumulated during the development stage	(131,272)	(94,074)

Total stockholders’ equity (deficit)	107,556	(92,031)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$128,101	$62,873

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

				Period from
				August 5, 1997
				(date of
	Years Ended December 31,			inception) to
				December 31,
	2004	2003	2002	2004

Revenues:
Research and development revenues from related party	$9,338	$7,692	$8,470	$32,265
Research and development, grant and other revenues	1,304	85	126	1,816
License revenues from related party	2,800	2,800	2,800	9,800

Total revenues	13,442	10,577	11,396	43,881

Operating expenses:
Research and development(1)	39,885	34,195	27,835	140,304
General and administrative(1)	11,991	8,972	7,542	40,525

Total operating expenses	51,876	43,167	35,377	180,829

Operating loss	(38,434)	(32,590)	(23,981)	(136,948)
Interest and other income	1,785	903	1,612	8,789
Interest and other expense	(549)	(998)	(711)	(3,113)

Net loss	$(37,198)	$(32,685)	$(23,080)	$(131,272)

Net loss per common share — basic and diluted	$(1.88)	$(17.10)	$(13.25)

Weighted-average number of shares used in computing net loss per common share — basic and diluted	19,756	1,911	1,742

(1) Includes the following stock-based compensation charges:
Research and development	$1,150	$609	$4	$2,058
General and administrative	726	317	2	1,067

	$1,876	$926	$6	$3,125

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share and per share data)

					Accumulated	Deficit
					Other	Accumulated
	Common Stock		Additional	Deferred	Comprehensive	During the	Total
			Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)

Issuance of common stock upon exercise of stock options for cash at $0.015 per share	147,625	$—	$2	$—	$—	$—	$2
Issuance of common stock to founders at $0.015 per share in exchange for cash in January 1998	563,054	1	7	—	—	—	8
Net loss	—	—	—	—	—	(2,015)	(2,015)

Balances, December 31, 1998	710,679	1	9	—	—	(2,015)	(2,005)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	287,500	—	69	—	—	—	69
Issuance of warrants, valued using Black- Scholes model	—	—	41	—	—	—	41
Deferred stock-based compensation	—	—	237	(237)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	123	—	—	123
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(7,341)	(7,341)

Total comprehensive loss	—	—	—	—	—	—	(7,349)

Balances, December 31, 1999	998,179	1	356	(114)	(8)	(9,356)	(9,121)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	731,661	1	194	—	—	—	195
Deferred stock-based compensation	—	—	93	(93)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	101	—	—	101
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	(13,079)	(13,079)

Total comprehensive loss	—	—	—	—	—	—	(12,993)

Balances, December 31, 2000	1,729,840	2	643	(106)	78	(22,435)	(21,818)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	102,480	—	56	—	—	—	56
Repurchase of common stock	(33,334)	—	(19)	—	—	—	(19)
Compensation expense for acceleration of options	—	—	20	—	—	—	20
Deferred stock-based compensation	—	—	45	(45)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	93	—	—	93
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	(15,874)	(15,874)

Total comprehensive loss	—	—	—	—	—	—	(15,684)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)
(In thousands, except share and per share data)

					Accumulated	Deficit
					Other	Accumulated
	Common Stock		Additional	Deferred	Comprehensive	During the	Total
			Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)

Balances, December 31, 2001	1,798,986	$2	$745	$(58)	$268	$(38,309)	$(37,352)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	131,189	—	68	—	—	—	68
Repurchase of common stock	(3,579)	—	(2)	—	—	—	(2)
Deferred stock-based compensation	—	—	(2)	2	—	—	—
Amortization of deferred compensation	—	—	—	6	—	—	6
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	(23,080)	(23,080)

Total comprehensive loss	—	—	—	—	—	—	(23,308)

Balances, December 31, 2002	1,926,596	2	809	(50)	40	(61,389)	(60,588)
Issuance of common stock upon exercise of stock options for cash at $0.20-$1.20 per share	380,662	—	310	—	—	—	310
Stock-based compensation	—	—	158	—	—	—	158
Deferred stock-based compensation	—	—	4,369	(4,369)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	768	—	—	768
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(32,685)	(32,685)

Total comprehensive loss	—	—	—	—	—	—	(32,679)

Balances, December 31, 2003	2,307,258	2	5,646	(3,651)	46	(94,074)	(92,031)
Issuance of common stock upon initial public offering at $13.00 per share, net of issuance costs of $9,151	7,935,000	8	93,996	—	—	—	94,004
Issuance of common stock to related party for $13.00 per share	538,461	1	6,999	—	—	—	7,000
Issuance of common stock to related party	37,482	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	17,062,145	17	133,155	—	—	—	133,172
Issuance of common stock upon cashless exercise of warrants	115,358	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash at $0.20- $6.50 per share	404,618	—	430	—	—	—	430
Issuance of common stock pursuant to ESPP at $8.03 per share	69,399	—	557	—	—	—	557
Stock-based compensation	—	—	278		—	—	278
Deferred stock-based compensation	—	—	2,198	(2,198)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,598	—	—	1,598
Repurchase of unvested stock	(16,548)	—	(20)	—	—	—	(20)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—			(234)	—	(234)
Net loss				—	—	(37,198)	(37,198)

Total comprehensive loss	—	—	—	—	—	—	(37,432)

Balances, December 31, 2004	28,453,173	$28	$243,239	$(4,251)	$(188)	$(131,272)	$107,556

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(In thousands)

				Period from
				August 5,
				1997 (date of
	Years Ended December 31,			inception) to
				December 31,
	2004	2003	2002	2004

Cash flows from operating activities:
Net loss	$(37,198)	$(32,685)	$(23,080)	$(131,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,276	3,181	2,849	12,171
Loss on disposal of equipment	14	224	14	317
Gain on sale of investments	—	—	—	(84)
Allowance for doubtful accounts	—	—	(195)	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	7	41
Non-cash interest expense	92	59	—	151
Non-cash compensation expense for acceleration of options	—	—	—	20
Stock-based compensation	1,876	926	6	3,126
Changes in operating assets and liabilities:
Accounts receivable	74	(66)	—	—
Related party accounts receivable	136	(181)	1,054	(244)
Prepaid and other assets	(408)	(362)	(45)	(3,054)
Accounts payable	113	498	(1,173)	1,702
Accrued liabilities	697	819	1,222	3,578
Related party accrued liabilities	96	—	—	96
Deferred revenue	(2,800)	(3,110)	(2,490)	4,200

Net cash used in operating activities	(34,032)	(30,697)	(21,831)	(109,061)

Cash flows from investing activities:
Purchases of investments	(189,451)	(54,971)	—	(360,832)
Proceeds from sales and maturities of investments	124,230	36,995	36,768	263,537
Purchases of property and equipment	(1,400)	(3,051)	(6,570)	(19,493)
Proceeds from sale of property and equipment	—	—	—	24
(Increase) decrease in restricted cash	1,069	5,907	(6,870)	(5,980)
Issuance of related party notes receivable	—	—	(750)	(1,146)
Proceeds from repayments of notes receivable	46	—	—	46

Net cash provided by (used in) investing activities	(65,506)	(15,120)	22,578	(123,844)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	94,004	—	—	94,004
Proceeds from sale of common stock to related party	7,000	—	—	7,000
Proceeds from other issuances of common stock	927	310	68	1,813
Proceeds from issuance of preferred stock, net of issuance costs	—	39,868	(50)	133,172
Repurchase of common stock	(20)	—	(2)	(41)
Proceeds from equipment financing lines	2,523	1,971	6,373	16,327
Repayment of equipment financing lines	(2,113)	(1,913)	(1,520)	(6,309)

Net cash provided by financing activities	102,321	40,236	4,869	245,966

Net increase (decrease) in cash and cash equivalents	2,783	(5,581)	5,616	13,061
Cash and cash equivalents, beginning of period	10,278	15,859	10,243	—

Cash and cash equivalents, end of period	$13,061	$10,278	$15,859	$13,061

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1 —	Organization and Significant Accounting Policies

Organization
      Cytokinetics, Incorporated (the “Company”) was incorporated under the laws of the state of Delaware on August 5, 1997 to discover, develop and commercialize novel small molecule drugs specifically targeting the cytoskeleton. The Company has been primarily engaged in conducting research, developing drug candidates and product technologies, and raising capital.
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
      The Company’s Registration Statement (SEC File No. 333-112261) for its initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company’s common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK.” The Company sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option, at $13.00 per share for aggregate gross proceeds of $103.2 million. In connection with this offering, the Company paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, the Company received net proceeds of approximately $94.0 million from the offering. In addition, pursuant to an agreement with an affiliate of GlaxoSmithKline (“GSK”), the Company sold 538,461 shares of its common stock to GSK immediately prior to the closing of the initial public offering at a purchase price of $13.00 per share, for a total of approximately $7.0 million in net proceeds. Also in conjunction with the initial public offering, all of the outstanding shares of the Company’s convertible preferred stock were converted into 17,062,145 shares of its common stock.
      Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, payments from strategic collaborations, government grant awards and debt financing.

Reclassifications
      Certain reclassifications have been made to prior year amounts and balances in order to conform to the current year presentation. The allocation of operating expenses between research and development expense and general and administrative expense for the years ended December 31, 2003 and 2002 has been revised to reflect the current methodology for allocating certain overhead expenses. For years prior to 2002, the effect of the change in allocation methodology is not considered material. Amortization of investment premiums has been reclassified to interest and other income from interest and other expense for all periods presented. Miscellaneous revenue in 2003 has been reclassified to research and development, grant and other revenues. Interest receivable on short- and long-term investments has been reclassified to prepaid and other current assets from cash and cash equivalents for all periods presented.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Other Risks and Uncertainties
      Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash, cash equivalents and investments are invested in deposits with three major banks in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash, cash equivalents or investments.
      The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment is affected principally by conditions or occurrences within GSK, its primary strategic partner. The Company historically has not experienced significant losses relating to accounts receivable from GSK. Approximately 90% of revenues for the year ended December 31, 2004 and 99% of revenues for each of the years ended December 31, 2003 and 2002 were derived from GSK. Accounts receivable from GSK totaled $27,000 at December 31, 2004 and $166,000 at December 31, 2003 and were included in related party accounts receivable.
      Drug candidates developed by the Company may require approvals or clearances from the Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercialized sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was denied approval or clearance or such approval was delayed, it may have a material adverse impact on the Company.
      The Company’s operations and employees are located in the United States. In the years ended December 31, 2004, 2003 and 2002, all of the Company’s revenues were received from entities located in the United States or from United States affiliates of foreign corporations.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Investments
      The Company invests in US corporate, municipal and government agency bonds, commercial paper and certificates of deposit. The maturities of the investments range from three months to three years, with the exception of variable rate obligations as discussed below. The Company has classified its investments as available-for-sale and, accordingly, carries such amounts at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method. Realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company periodically evaluates these investments for other-than-temporary impairment.
      The Company invests in investment grade variable rate municipal debt obligations. The variable interest rates of these asset-backed securities typically reset every 28 days. Despite the long-term nature of the stated contractual maturities of these securities, the Company has the ability to quickly liquidate them. Accordingly, the securities are classified as short-term available-for-sale investments and are recorded at fair value. The balance of these investments was $35.6 million at December 31, 2004 and zero at December 31, 2003. Due to the resetting variable rates of these securities, their fair value generally approximates cost. There were no realized gains or losses from these investments during the year ended December 31, 2004 or 2003, and no

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)
cumulative unrealized gain or loss at December 31, 2004 or 2003. All income generated from these investments was recorded as interest income.
      All other available-for-sale investments are classified as short- or long-term according to their contractual maturities.

Restricted Cash
      In accordance with the terms of the Company’s line of credit agreement with GE Capital, the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $6.0 million and $7.0 million at December 31, 2004 and 2003, respectively, and was classified as restricted cash.
      The Company had pledged as collateral on a related party note receivable a certificate of deposit in the amount of $150,000, which was classified as restricted cash at December 31, 2003 (see Note 5 — Related Party Transactions). During 2004, the note was repaid and, accordingly, the certificate of deposit was reclassified to short-term investments.

Fair Value of Financial Instruments
      For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for marketable securities, which are separately disclosed in Note 3 — Investments, are based on quoted market prices for the same or similar instruments. Based on borrowing rates currently available to the Company, the carrying value of the equipment financing lines approximates fair value.

Property and Equipment
      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally three years for computer equipment and software, five years for laboratory equipment and office equipment, and seven years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically five years. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-lived Assets
      In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2004, there have been no such impairments.

Revenue Recognition
      The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that basic criteria

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)
must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.
      Research and development revenues, which are earned under agreements with third parties for contract research and development activities, are recorded as the related expenses are incurred. Charges to the third parties are based upon negotiated rates for full time equivalent employees of the Company and actual out-of-pocket costs. Rates for full time equivalent employees are intended to approximate the Company’s anticipated costs. Milestone payments are non-refundable and recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful.
      Grant revenues are recorded as research is performed. Grant revenues are not refundable.
      License revenues received in connection with strategic alliance agreements are deferred and recognized on a straight-line basis over the term of the agreement.

Research and Development Expenditures
      Research and development costs are charged to operations as incurred.

Retirement Plan
      The Company sponsors a 401(k) defined contribution plan covering all employees. There have been no employer contributions to the plan since inception.

Income Taxes
      The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Loss Per Common Share
      Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including outstanding options, common stock subject to repurchase, warrants and convertible preferred stock. A reconciliation of the numerator and denominator used

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)
in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

	Years Ended December 31,

	2004	2003	2002

Numerator:
Net loss	$(37,198)	$(32,685)	$(23,080)

Denominator:
Weighted-average number of common shares outstanding	19,943	1,978	1,877
Less: Weighted-average shares subject to repurchase	(187)	(67)	(135)

Weighted-average number of common shares used in computing basic and diluted net loss per share	19,756	1,911	1,742

      The following outstanding options, common stock subject to repurchase, warrants and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Years Ended December 31,

	2004	2003	2002

Options to purchase common stock	2,645	2,244	2,061
Common stock subject to repurchase	120	144	89
Warrants to purchase common stock	70	100	100
Warrants to purchase convertible preferred stock (as if converted)	—	91	84
Convertible preferred stock (as if converted)	—	17,100	13,092

Total shares	2,835	19,679	15,426

Stock-based Compensation
      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 123, “Accounting for Stock-Based Compensation,” and complies with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure an Amendment of FASB Statement No. 123.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the estimated fair value of the Company’s common stock and the exercise price of the stock option.
      The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services.”

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net loss, as reported	$(37,198)	$(32,685)	$(23,080)
Add: Stock-based employee compensation expense included in reported net loss	1,380	536	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,760)	(619)	(79)

Adjusted net loss	$(37,578)	$(32,768)	$(23,159)

Net loss per common share, basic and diluted:
As reported	$(1.88)	$(17.10)	$(13.25)

Adjusted	$(1.90)	$(17.15)	$(13.29)

      The value of each employee stock option granted is estimated on the date of grant under the fair value method using the Black-Scholes option pricing model. Prior to the initial public offering on April 29, 2004, the value of each employee stock option grant was estimated on the date of grant using the minimum value method. Under the minimum value method, a volatility factor of 0% is assumed. The following weighted average assumptions were used for:

	Years Ended
	December 31,

	2004	2003	2002

Risk-free interest rate	3.13%	2.80%	2.78%
Volatility (for the period subsequent to April 29, 2004)	75%	—	—
Expected life (in years)	5	5	5
Expected dividend yield	0.00%	0.00%	0.00%
      Based on the above assumptions, the weighted average estimated fair value of options granted was $5.82 for the year ended December 31, 2004 and the weighted average minimum value of options granted was $4.67 and $0.53 per share for the years ended December 31, 2003 and 2002, respectively.
      The value of employee stock purchase rights under the 2004 Employee Stock Purchase Plan is estimated based the following weighted average assumptions:

	Years Ended
	December 31,

	2004	2003	2002

Risk-free interest rate	2.15%	—	—
Volatility	76%	—	—
Expected life (in years)	1.25	—	—
Expected dividend yield	0.00%	—	—
      Based on the above assumptions, the weighted average estimated fair value of each stock purchase right was $5.12 for the year ended December 31, 2004.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)
purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123R is effective for the Company in the quarter ending September 30, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. Upon adoption of SFAS No. 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. Management is currently evaluating the transition methods as well as valuation methodologies and assumptions for employee stock options in light of SFAS No. 123R. Current estimates of option values using the Black-Scholes method (as shown above under “Stock Based Compensation”) may not be indicative of results from valuation methodologies ultimately implemented the Company upon adoption of SFAS No. 123R.
      In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 was effective in 2003, with the exception of certain mandatorily redeemable finance instruments, for which the effective date was deferred until the first quarter of 2005 for the Company. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the period of adoption. We do not expect the adoption of the remaining provisions of SFAS No. 150 to have an impact upon our financial position, cash flows or results of operations.

Note 2 —	Supplementary Cash Flow Data
      Supplemental cash flow information was as follows (in thousands):

				Period from
				August 5,
				1997 (date of
	Years Ended December 31,			inception) to
				December 31,
	2004	2003	2002	2004

Cash paid for interest	$428	$833	$697	$2,137
Cash paid for income taxes	$1	$1	$1	$8

Significant non-cash investing and financing activities:
Deferred stock-based compensation	$2,198	$4,369	$(2)	$6,940
Purchases of property and equipment through accounts payable	$357	$—	$518	$357
Purchases of property and equipment through trade in value of disposed property and equipment	$35	$—	$—	$125
Penalty on restructuring of equipment financing lines	$—	$475	$—	$475
Conversion of convertible preferred stock to common stock	$133,172	$—	$—	$133,172

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3 —	Investments
      The amortized cost and fair value of short-term and long-term investments at December 31, 2004 and 2003 were as follows (in thousands):

	December 31, 2004

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Maturity Dates

Short-term investments:
US corporate bonds	$42,459	$—	$(131)	$42,328	1/05 - 12/05
Government agencies bonds	11,583	—	(29)	11,554	4/05 - 12/05
Municipal bonds (taxable)	38,609	—	(4)	38,605	1/05 - 7/05
Certificate of deposit	150	—	—	150	1/05

Total short-term investments	$92,801	$—	$(164)	$92,637

Long-term investments:
US corporate bonds	$3,079	$—	$(16)	$3,063	1/06 - 3/06
Government agencies bonds	1,500	—	(8)	1,492	3/06

Total long-term investments	$4,579	$—	$(24)	$4,555

	December 31, 2003

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Maturity Dates

Short-term investments:
US corporate bonds	$24,182	$16	$(1)	$24,197	1/04 - 8/04

Total short-term investments	$24,182	$16	$(1)	$24,197

Long-term investments:
US corporate bonds	$7,826	$31	$—	$7,857	7/05 - 8/05

Total long-term investments	$7,826	$31	$—	$7,857

      None of the Company’s short- or long-term investments as of December 31, 2004 or 2003 had been in a continuous unrealized loss position for more than twelve months. There were no realized gains or losses in 2004 or 2003. Interest income was $1.8 million, $903,000 and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and $8.4 million for the period August 5, 1997 (inception) through December 31, 2004.

Note 4 —	Balance Sheet Components

	December 31,

	2004	2003

Property and equipment, net (in thousands):
Laboratory equipment	$13,558	$12,433
Computer equipment and software	3,569	3,098
Office equipment, furniture and fixtures	242	246
Leasehold improvements	823	823

	18,192	16,600
Less: Accumulated depreciation and amortization	(10,856)	(7,730)

	$7,336	$8,870

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Property and equipment pledged as collateral against outstanding borrowings under the Company’s equipment financing lines totaled $14.5 million, net of accumulated depreciation of $7.7 million, at December 31, 2004. At December 31, 2003, substantially all of the Company’s property and equipment was pledged as collateral under the lines of credit.

	December 31,

	2004	2003

Accrued liabilities (in thousands):
Bonus	$1,032	$408
Vacation and other payroll related	1,209	940
Consulting and professional fees	876	471
Materials purchases	—	627
Other accrued expenses	580	614

	$3,697	$3,060

      Interest receivable on short- and long-term investments of $1.1 million and $713,000 is included in prepaid and other current assets at December 31, 2004 and 2003, respectively.

Note 5 —	Related Party Transactions

Research and Development Arrangements
      In 2001, the Company entered into a strategic alliance agreement with the GSK to discover, develop and commercialize small molecule drugs for the treatment of cancer and other diseases. Under this agreement, GSK agreed to pay the Company an upfront licensing fee of $14.0 million for rights to certain technologies. In addition, GSK agreed to pay the Company milestone payments regarding performance and developments within agreed upon projects. In conjunction with these projects, GSK agreed to reimburse the Company’s costs associated with the strategic alliance. In accordance with the agreement, in 2001 GSK made a $14.0 million equity investment in the Company. In 2001, the Company also received $14.0 million for the upfront licensing fee, which is being recognized ratably over the term of the agreement. In each of the years ended December 31, 2004, 2003 and 2002, the Company recognized $2.8 million as license revenue under this agreement. At December 31, 2004 and 2003, license revenue of $4.2 million and $7.0 million, respectively, under this agreement was deferred. The Company also received and recognized as revenue $3.2 million, $200,000 and $1.0 million in performance milestone payments under the agreement and $6.1 million, $7.5 million and $7.5 million in FTE and other expense reimbursements for the years ended December 31, 2004, 2003 and 2002 respectively, as no ongoing performance obligations exist with respect to these aspects of the agreement. GSK also made a $3.0 million equity investment in the Company in 2003. In April 2004, GSK purchased 538,461 shares of the Company’s common stock at $13.00 per share immediately prior to the closing of the Company’s initial public offering for a total price of $7.0 million. In April 2004, an additional 37,482 shares of the Company’s common stock was issued to GSK in accordance with certain anti-dilution provisions in the Company’s fourth amended and restated certificate of incorporation, with respect to the conversion to common stock of Series D preferred stock that GSK held at that time.
      In 1998, the Company entered into a licensing agreement with certain universities where the Company’s founding scientists are also affiliates of the universities. The Company agreed to pay technology license fees, as well as milestone payments for technology developed under the licensing agreement. The Company is also obligated to make minimum royalty payments, as specified in the agreement, commencing the year of product market introduction or upon an agreed upon anniversary of the licensing agreement. The Company paid $201,000, $45,000 and $56,000 to the universities under this agreement in 2004, 2003 and 2002, respectively, and $907,002 in the period August 5, 1997 (inception) through December 31, 2004.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Other
      In August 2004, the Company entered into a written agreement with Portola Pharmaceuticals, Inc. (“Portola”), replacing a verbal agreement entered into in December 2003. Charles J. Homcy, M.D., who sits on the Company’s Board of Directors and is a consultant to the Company, is the President and CEO of Portola. In the year ended December 31, 2004, the Company incurred expenses of $1.1 million for research and related services performed by Portola. No such expenses were incurred prior to 2004. Accrued liabilities at December 31, 2004 and 2003 included $96,000 and none, respectively, payable to Portola for such services. The Company also paid consulting fees to Dr. Homcy of $27,000 in 2004, $53,000 in 2003 and none in 2002.
      In 2001 and 2002, the Company extended loans for $200,000 and $100,000, respectively, to officers of the Company. The loans accrue interest at 5.18% and 5.75% and are scheduled to mature on November 12, 2010 and July 12, 2008, respectively. In 2002 the Company extended loans totaling $650,000 to various executives and employees of the Company. The loans accrue interest at rates ranging from 4.88% to 5.80% and have scheduled maturities on various dates between 2005 and 2011. Certain of the loans are collateralized by the common stock of the Company owned by the officers and by stock options and are payable in full no later than eighteen months after the Company’s initial public offering date of April 29, 2004. Certain of the loans will be forgiven if the officers or executives remain with the Company through the maturation of their respective loans. The Company did not extend any loans to executives or employees of the Company in 2004 or 2003. A total of $1.1 million was outstanding on these loans at December 31, 2004 and 2003 and was classified as related party notes receivable. Interest receivable on these loans totaled $17,000 at December 31, 2004 and $19,000 at December 31, 2003 and was included in related party accounts receivable.
      The Company co-signed a loan with a major bank in the United States on the behalf of an officer of the Company. The Company agreed to make all interest payments on the loan and had a certificate of deposit to collateralize the note. As of December 31, 2003, the outstanding balance of the loan was $150,000, and the $150,000 balance of the certificate of deposit was classified as restricted cash. As of December 31, 2004, the note was paid in full by the executive and the Company’s cash investment was reclassified to short-term investments. The Company made interest payments on the note totaling $4,000, $9,000 and $9,000 in 2004, 2003 and 2002, respectively.

Note 6 —	Other Research and Development Arrangements
      In 2003, the Company entered into a strategic alliance with AstraZeneca AB to develop a new application of the Company’s Cytometrix technology. Under the agreement, AstraZeneca AB agreed to reimburse certain of the Company’s costs over a two-year research term, pay licensing fees to the Company, and, upon the successful achievement of certain agreed-upon performance criteria, make a milestone payment to the Company. The Company received and recognized FTE reimbursements of $1.2 million and $74,000 in the years ended December 31, 2004 and 2003, respectively, and $1.3 million in the period from August 5, 1997 (inception) through December 31, 2004.

Note 7 —	Equipment Financing Line
      In January 2001, the Company entered into a financing agreement under which the Company could borrow up to $6.0 million through a financing line of credit. In 2001, the Company made four draws on this line of credit for $1.7 million, $140,000, $997,000, and $706,000 with effective interest rates of 10.34%, 10.4%, 10.34%, and 10.4%, respectively, and with financing terms of 60 months, 36 months, 60 months, and 36 months, respectively. In 2002, the Company made one additional draw on this line of credit for $2.4 million with an effective interest rate of 10.34% and with financing terms of 60 months. In May 2003, all amounts outstanding under this lien were refinanced under the July 2002 line as discussed below. No additional

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)
borrowings are available to the Company under the January 2001 line and no amounts are outstanding under this line as of December 31, 2004.
      In July 2002, the Company entered into a financing agreement with GE Capital under which the Company could borrow up to $7.5 million through a financing line of credit. In 2002, the Company made three draws on this line of credit for $1.6 million, $1.8 million, and $535,000 with effective interest rates of 8.77%, 7.61%, and 7.64%, respectively, and with financing terms of 60 months for all draws. In March 2003, the Company executed an additional draw of approximately $1.1 million on the July 2002 line of credit with an effective interest rate of 7.59% and a term of 60 months. In May 2003, the Company refinanced the outstanding balance of approximately $4.8 million under the January 2001 line of credit and drew an additional $248,000, with an interest rate of 7.56% and a term of 60 months. In October 2003, the Company refinanced the outstanding balance of approximately $9.3 million under the January 2001 line of credit (as previously refinanced) and the July 2002 line of credit, with an interest rate of 4.25% and a term of 60 months. In November 2003, the Company executed an additional draw of $614,000 on the $7.5 million line of credit with an effective interest rate of 4.25% and a term of 60 months. In 2004, the Company made two additional draws under this line of credit for $1.3 million and $296,000 with effective interest rates of 5.05% and 4.56%, respectively, and with terms of 60 months. All borrowings under this line are collateralized by property and equipment. This financing line of credit expired on January 1, 2004 and no additional borrowings are available to the Company under it. As of December 31, 2004, the balance of equipment loans outstanding under this line was $9.3 million.
      In January 2004, the Company entered into a financing agreement with GE Capital under which the Company could borrow up to $4.5 million under a financing line of credit. During 2004, the Company made two draws under this line for $346,000 and $574,000 with effective interest rates of 4.56% and 4.83%, respectively, and financing terms of 60 months. The borrowings are collateralized by property and equipment. This financing line of credit expired on January 1, 2005 and no additional borrowings are available to the Company under it. As of December 31, 2004, the balance of equipment loans outstanding under this line was $1.2 million.
      In connection with the lines of credit with GE Capital, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1 “Restricted Cash”).
      As of December 31, 2004, future minimum lease payments under equipment lease lines were as follows (in thousands):

2005	$2,387
2006	2,503
2007	2,613
2008	2,555
2009	425
Thereafter	10

Total	$10,493

      Interest expense was $535,000, $863,000 and $697,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and $2.5 million for the period from August 5, 1997 (date of inception) through December 31, 2004.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8 —	Commitments

Leases
      The Company leases office space and equipment under noncancelable operating leases with various expiration dates through 2013. Rent expense net of sublease income was $2.1 million, $2.2 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and was $9.9 million for the period from August 5, 1997 (date of inception) through December 31, 2004. The terms of the facility lease provide for rental payments on a graduated scale as well as the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period, and has deferred the rent expense paid but not incurred. During 2001 and 2000, the Company subleased a portion of its building. Sublease income of $636,000 from the date of inception through December 31, 2004 has been offset against rent expense.
      Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

2005	$2,045
2006	1,930
2007	1,957
2008	1,936
2009	1,847
Thereafter	7,090

Total	$16,805

Note 9 —	Convertible Preferred Stock
      Convertible preferred stock was as follows at December 31, 2003 (in thousands, except share and per share data):

	Number of	Number of Shares		Liquidation
	Shares	Issued and	Proceeds, Net of	Preference per	Annual Dividends
	Authorized	Outstanding	Issuance Cost	Share	per Share

Series A	5,550,000	5,300,000	$5,269	$1.00	$0.10
Series B	7,000,000	6,896,545	19,336	2.90	0.29
Series C	12,250,000	11,578,980	54,857	4.75	0.47
Series D	2,500,000	2,333,334	13,842	6.00	0.60
Series E	10,000,000	8,015,449	39,868	$5.00	$0.50

	37,300,000	34,124,308	$133,172

      Effective upon the closing of the initial public offering on April 29, 2004, all outstanding shares of the convertible preferred stock converted into 17,062,145 shares of common stock. In January 2004, the Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation changing the authorized number of shares of preferred stock to 10,000,000, effective upon the closing of the initial public offering. As of December 31, 2004, there were 10,000,000 shares of convertible preferred stock authorized and no shares outstanding.

Note 10 —	Stockholders’ Equity (Deficit)

Common Stock
      The Company’s Registration Statement (SEC File No. 333-112261) for its initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company’s common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)
“CYTK.” The Company sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option, at $13.00 per share for aggregate gross proceeds of $103.2 million. In connection with this offering, the Company paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, the Company received net proceeds of approximately $94.0 million from the offering. In addition, pursuant to an agreement with an affiliate of GSK, the Company sold 538,461 shares of its common stock to GSK immediately prior to the closing of the initial public offering at a purchase price of $13.00 per share, for a total of approximately $7.0 million in net proceeds. Also in conjunction with the initial public offering, all of the outstanding shares of the Company’s convertible preferred stock were converted into 17,062,145 shares of its common stock.
      In January 2004, the Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation increasing the authorized number of shares of common stock to 120,000,000. The amendment became effective upon the closing of the initial public offering.

Warrants
      In connection with its building lease, the Company issued warrants to purchase 100,000 shares of Common Stock for $0.58 per share in July 1999. The Company valued the warrants by using the Black-Scholes pricing model in 1999. The fair value was capitalized in other assets and amortized over the life of the building lease, which expired in August 2000. The amount charged to rent expense was $11,000 from August 5, 1997 (date of inception) through December 31, 2004. The warrants were fully exercised in 2004 in a cashless exercise.
      The Company has issued warrants to purchase convertible preferred stock. Upon the conversion of the outstanding shares of preferred stock into common stock in conjunction with the Company’s initial public offering, the outstanding warrants for preferred stock became exercisable for common stock. In September 1999 in connection with an equipment line of credit financing, the Company issued warrants to the lender. The Company valued the warrants by using the Black-Scholes pricing model in fiscal 1999 when the line was drawn, and the fair value of $30,000 was netted against the equipment line and charged to interest expense over the life of the equipment line. In connection with a convertible preferred stock financing in August 1999, the Company issued warrants to the preferred stockholders. The warrants were valued at $467,000 using the Black-Scholes pricing model and the value was recorded as issuance cost as an offset to convertible preferred stock. In connection with an equipment line of credit, the Company issued warrants to the lender. The value of the warrants was calculated using the Black-Scholes pricing model and was deemed insignificant. All of the outstanding warrants were vested and exercisable as of December 31, 2004.
      Outstanding warrants were as follows at December 31, 2004:

Number of Shares	Exercise Price	Expiration Date

16,875	$2.00	09/25/05
50,000	5.80	08/30/06
3,620	5.80	12/16/06

70,495

Stock Option Plans

2004 Plan
      In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”) and in February 2004 the plan was approved by the stockholders. The 2004 Plan provides for the granting of

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)
incentive stock options, nonstatutory stock options, restricted stock purchase rights and stock bonuses to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options, respectively. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. As of December 31, 2004, 1,664,414 shares of common stock were authorized for issuance under the 2004 Plan. On January 1, 2005 and annually thereafter, the number of authorized shares automatically increases by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors. Accordingly, on January 1, 2005, the number of shares of common stock authorized for issuance under the 2004 Plan was increased to a total of 2,660,275 shares.

1997 Plan
      In 1997, the Company adopted the 1997 Stock Option/ Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) with respect to any 10% shareholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over four or five years (generally 25% after one year and monthly thereafter). As of December 31, 2004, the Company had reserved 2,145,479 shares of common stock for issuance related to options outstanding under the 1997 Plan, and there were no shares available for future grants under the 1997 Plan.
      Activity under the two stock option plans was as follows:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share

Options authorized	1,000,000	—	$—
Options granted	(833,194)	833,194	0.20
Options exercised	—	(147,625)	0.015
Options canceled	—	—	—

Balance at December 31, 1998	166,806	685,569	0.12
Increase in authorized shares	461,945	—	—
Options granted	(582,750)	582,750	0.39
Options exercised	—	(287,500)	0.24
Options canceled	50,625	(50,625)	0.20

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share

Balance at December 31, 1999	96,626	930,194	$0.25
Increase in authorized shares	1,704,227	—	—
Options granted	(967,500)	967,500	0.58
Options exercised	—	(731,661)	0.27
Options canceled	68,845	(68,845)	0.30

Balance at December 31, 2000	902,198	1,097,188	0.52
Options granted	(525,954)	525,954	1.12
Options exercised	—	(102,480)	0.55
Options canceled	109,158	(109,158)	0.67

Balance at December 31, 2001	485,402	1,411,504	0.73
Increase in authorized shares	1,250,000	—	—
Options granted	(932,612)	932,612	1.20
Options exercised	—	(131,189)	0.64
Options canceled	152,326	(152,326)	0.78

Balance at December 31, 2002	955,116	2,060,601	0.95
Options granted	(613,764)	613,764	1.39
Options exercised	—	(380,662)	1.02
Options canceled	49,325	(49,325)	0.89

Balance at December 31, 2003	390,677	2,244,378	1.06
Increase in authorized shares	1,600,000	—	—
Options granted	(863,460)	863,460	7.52
Options exercised	—	(404,618)	1.12
Options canceled	74,025	(58,441)	3.64
Options retired	(36,128)	—	—

Balance at December 31, 2004	1,165,114	2,644,779	3.10

      The options outstanding and currently exercisable by exercise price at December 31, 2004 are as follows:

	Options Outstanding			Vested and Exercisable

		Weighted	Weighted Average		Weighted
Range of	Number of	Average	Remaining Contractual	Number of	Average
Exercise Price	Options	Exercise Price	Life (Years)	Options	Exercise Price

$0.20	46,090	$0.20	4.57	46,090	$0.20
$0.58	514,992	$0.58	5.69	453,115	$0.58
$1.00	51,231	$1.00	6.14	49,555	$1.00
$1.20	1,064,879	$1.20	7.73	561,634	$1.20
$2.00 - $4.00	201,225	$2.02	8.99	43,210	$2.05
$6.50	412,562	$6.50	9.18	76,599	$6.50
$8.02 - $10.12	337,300	$9.66	9.75	1,020	$9.56
$10.13 - $15.95	16,500	$12.79	9.66	—	$—

	2,644,779	$3.10	7.84	1,231,223	$1.38

      As of December 31, 2003, there were 988,276 options outstanding, exercisable and vested at a weighted average exercise price of $0.99 per share. As of December 31, 2002, there were 704,781 options outstanding, exercisable and vested at a weighted average exercise price of $0.74 per share.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

Deferred Employee Stock-Based Compensation
      In anticipation of the Company’s initial public offering, the Company determined that, for financial reporting purposes, the estimated value of its common stock was in excess of the exercise prices of its stock options. Accordingly, for stock options issued to employees, the Company recorded deferred stock-based compensation and is amortizing the related expense on a straight line basis over the service period, which is generally four years. During the years ended December 31, 2004 and 2003, the Company recorded deferred stock compensation of $2.2 million and $4.0 million, respectively, and recorded amortization of deferred stock-based compensation of $1.4 million and $536,000, respectively, in connection with options granted to employees. We recorded no deferred compensation related to employee stock options prior to 2003.

Non-employee Stock-Based Compensation
      Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Years Ended
	December 31,

	2004	2003	2002

Risk-free interest rate	4.27%	3.35%	4.48%
Volatility	72%	70%	70%
Contractual life (in years)	9.6	10	10
Expected dividend yield	0.00%	0.00%	0.00%
      Based on the above assumptions, the weighted average fair value of options granted to non-employees was $10.61, $6.96 and $4.13 per share for the years ended December 31, 2004, 2003 and 2002, respectively.
      In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $496,000, $390,000 and $6,000 in 2004, 2003 and 2002, respectively, and $1.2 million for the period from August  5, 1997 (date of inception) through December 31, 2004. Stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates.

Employee Stock Purchase Plan
      In January 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan (the “ESPP”) and in February 2004 the plan was approved by the stockholders. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. During 2004, 69,399 shares were purchased under the ESPP at a price of $8.03 per share. At December 31, 2004 the Company had 430,601 shares of common stock reserved for issuance under the ESPP.

Note 11 —	Income Taxes
      The Company did not record an income tax provision in the years ended December 31, 2004, 2003 and 2002 because the Company had a net taxable loss in each of those periods.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Property and equipment	$3,217	$997
Reserves and accruals	3,102	5,166
Net operating loss carryforwards	42,649	29,829
Research and development credits	9,342	6,079

Total deferred tax assets	58,310	42,071
Deferred tax liabilities	—	—

Gross deferred tax asset	58,310	42,071
Less: Valuation allowance	(58,310)	(42,071)

Net deferred tax assets	$—	$—

      Management believes that, based upon a number of factors, it is more likely than not that the deferred tax assets will not be realized; therefore a full valuation allowance has been recorded. The valuation increased by $16.2 million in 2004, $14.1 million in 2003 and $9.8 million in 2002.
      The Company had federal net operating loss carryforwards of approximately $117.0 million and state net operating loss carryforwards of approximately $44.0 million at December 31, 2004. The federal and state operating loss carryforwards will begin to expire in 2018 and 2008, respectively, if not utilized.
      The Company had research credit carryforwards of approximately $4.3 million and $5.0 million for federal and state income tax purposes, respectively at December 31, 2004. If not utilized, the federal carryforward will expire in various amounts beginning in 2018. The California state credit can be carried forward indefinitely.
      The Tax Reform Act of 1986 limits the use of operating loss tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event the Company has a change in ownership; utilization of the carryforwards could be restricted.

Note 12 —	Quarterly Financial Data (Unaudited)
      Quarterly results were as follows (in thousands):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2004(3)(4)
Total revenues	$5,867	$2,900	$2,449	$2,226	$13,442
Net loss	(5,932)	(9,231)	(10,216)	(11,820)	(37,198)
Net loss per share — basic and diluted(1)(2)	$(2.56)	$(0.46)	$(0.36)	$(0.42)	$(1.88)
2003(3)(4)
Total revenues	$2,749	$2,554	$2,567	$2,707	$10,577
Net loss	(7,130)	(7,735)	(8,669)	(9,151)	(32,685)
Net loss per share — basic and diluted(2)	$(3.84)	$(4.11)	$(4.51)	$(4.59)	$(17.10)

(1)	The Company’s initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004 and the Company’s common stock commenced trading on that date. The Company sold 7,935,000 shares of common stock in the offering for net proceeds of approximately $94.0 million. In

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)

addition, the Company sold 538,461 shares of its common stock to GSK immediately prior to the closing of the initial public offering for net proceeds of approximately $7.0 million. Also in conjunction with the initial public offering, all of the outstanding shares of the Company’s convertible preferred stock were converted into 17,062,145 shares of its common stock.

(2)	Net loss per share for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while net loss per share for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the net loss per share for each of the four quarters may not equal the net loss per share for the year.

(3)	Revenues and expenses are reported independently for each quarter and for the year, rounded in thousands. Thus the sum of the results for each of the four quarters may not equal the results for the year due to rounding.

(4)	All per share amounts have been retroactively adjusted to give effect to the 1-for-2 reverse stock split that occurred on April 26, 2004.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Officers of the Registrant
      The information regarding our directors and executive officers is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2005 Annual Meeting of Stockholders.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2004.
Code of Ethics
      We have adopted a Code of Ethics that applies to all directors, officers and employees of the Company. We publicize the Code of Ethics through posting the policy on our website, http://www.cytokinetics.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

Item 11.	Executive Compensation
      The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading “Executive Compensation and Other Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item regarding equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services
      The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Principal Accounting Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements (included in Part II of this report):

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets

•	Statements of Operations

•	Statements of Stockholders’ Equity (Deficit)

•	Statements of Cash Flows

•	Notes to Financial Statements

(2) Financial Statement Schedules:

Schedule II. Valuation and Qualifying Accounts

All other financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3) Exhibits:

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation.
3.2*	Amended and Restated Bylaws.
4.1*	Specimen Common Stock Certificate.
4.2*	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant.
4.3*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.
4.4*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.
4.5*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.
4.6*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.
4.7*	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.
4.8*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.
4.9*	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation.
4.10*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.
4.11*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P.
4.12*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust.
4.13*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc.
4.14*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.

Exhibit
Number	Description

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2*	1997 Stock Option/Stock Issuance Plan.
10.3*	2004 Equity Incentive Plan.
10.4*	2004 Employee Stock Purchase Plan.
10.5*	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.
10.6*	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.
10.7*	Sublease Agreement, dated May 1, 1998, by and between the Registrant and Metaxen LLC.
10.8*	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.
10.9*	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.
10.10*	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.
10.11*	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Registrant and Metaxen.
10.12*	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Registrant and Britannia Pointe Grand Limited Partnership.
10.13*	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Registrant, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.
10.14*	Assignment and Assumption of Lease, dated September 28, 2000, by and between Exelixis, Inc. and the Registrant.
10.15*	Sublease Agreement, dated September 28, 2000, by and between the Registrant and Exelixis, Inc.
10.16*	Sublease Agreement, dated December 29, 1999, by and between the Registrant and COR Therapeutics, Inc.
10.17*	Collaboration and License Agreement, dated June 20, 2001, by and between the Registrant and Glaxo Group Limited.
10.18*	Memorandum, dated June 20, 2001, by and between the Registrant and Glaxo Group Limited.
10.19*	Letter Amendment to Collaboration Agreement, dated October 28, 2002, by and between the Registrant and Glaxo Group Limited.
10.20*	Letter Amendment to Collaboration Agreement, dated November 5, 2002, by and between the Registrant and Glaxo Group Limited.
10.21*	Letter Amendment to Collaboration Agreement, dated December 13, 2002, by and between the Registrant and Glaxo Group Limited.
10.22*	Letter Amendment to Collaboration Agreement, dated July 11, 2003, by and between the Registrant and Glaxo Group Limited.
10.23*	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.
10.24*	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.
10.25*	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.
10.26*	Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Registrant and Glaxo Wellcome International B.V.
10.27*	Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Registrant, Glaxo Wellcome International B.V. and Glaxo Group Limited.

Exhibit
Number	Description

10.28*	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Registrant dated April 21, 1998.
10.29*	Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Registrant, dated September 1, 2000.
10.30*	Collaboration and License Agreement, dated December 15, 2003, by and between AstraZeneca AB and the Registrant.
10.31*	Collaboration Agreement, dated December 28, 2001, by and between Exelixis, Inc. and the Registrant.
10.32*	First Letter Amendment of Collaboration Agreement, dated April 10, 2003, by and between Exelixis, Inc. and the Registrant.
10.33*	Robert I. Blum Promissory Note, dated July 12, 2002.
10.34*	David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.
10.35*	David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.
10.36*	David J. Morgans Promissory Note, dated July 12, 2002.
10.37*	Jay K. Trautman Promissory Note, dated July 12, 2002.
10.38*	James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.
10.39*	Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.
10.40*	Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.
10.41*	David J. Morgans Cash Bonus Agreement, dated September 1, 2002.
10.42*	David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.
10.43*	Jay K. Trautman Cash Bonus Agreement, dated September 1, 2002.
10.44*	Jay K. Trautman Amended and Restated Cash Bonus Agreement, dated December 1, 2003.
10.45*	Common Stock Purchase Agreement, dated March 10, 2004, by and between the Registrant and Glaxo Group Limited.
10.46**	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Registrant and Portola Pharmaceuticals, Inc.
10.47**	Executive Employment Agreement, dated July 7, 2004, by and between the Registrant and Gail Sheridan.
10.48**	Executive Employment Agreement, dated July 8, 2004, by and between the Registrant and Jay Trautman.
10.49**	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and James Sabry.
10.50**	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and David Morgans.
10.51**	Executive Employment Agreement, dated September 1, 2004, by and between the Registrant and Robert Blum.
10.52**	Executive Employment Agreement, dated September 7, 2004, by and between the Registrant and Sharon Surrey-Barbari.
10.53	Amendment No. 2 to Collaboration Agreement, dated December 31, 2004, by and between the Registrant and Exelixis, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 91).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

**	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended on February 15, 2005.
      (b) Exhibits

The exhibits listed under Item 14(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1 which shall be deemed furnished.
      (c) Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts

All other financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

Schedule II
CYTOKINETICS, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS

Additions
	Balance at	(Reductions)		Balance at
	Beginning	to Costs and		End of
	of Period	Expenses	Write-offs	Period

Allowance for doubtful accounts:
Year ended December 31, 2004	$—	$—	$—	$—
Year ended December 31, 2003	—	—	—	—
Year ended December 31, 2002	386	(195)	(191)	—
      All other financial statement schedules have been omitted because the information required to be set forth herein is not applicable or is shown either in the financial statements or the notes thereto.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOKINETICS, INCORPORATED

By:	/s/ James Sabry

James Sabry,
President, Chief Executive Officer and Director
Dated: March 11, 2005
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Sabry and Sharon Surrey-Barbari, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Sabry, M.D., Ph.D. James Sabry, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005

/s/ Sharon Surrey-Barbari Sharon Surrey-Barbari	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ A. Grant Heidrich, III A. Grant Heidrich, III	Director	March 11, 2005

/s/ William J. Rutter, Ph.D. William J. Rutter, Ph.D.	Director	March 11, 2005

/s/ James A. Spudich, Ph.D. James A. Spudich, Ph.D.	Director	March 11, 2005

/s/ Charles Homcy, M.D. Charles Homcy, M.D.	Director	March 11, 2005

/s/ Stephen Dow Stephen Dow	Director	March 11, 2005

/s/ Michael Schmertzler Michael Schmertzler	Director	March 11, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation.
3.2*	Amended and Restated Bylaws.
4.1*	Specimen Common Stock Certificate.
4.2*	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant.
4.3*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.
4.4*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.
4.5*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.
4.6*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.
4.7*	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.
4.8*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.
4.9*	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation.
4.10*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.
4.11*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P.
4.12*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust.
4.13*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc.
4.14*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and officers
10.2*	1997 Stock Option/Stock Issuance Plan.
10.3*	2004 Equity Incentive Plan.
10.4*	2004 Employee Stock Purchase Plan.
10.5*	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.
10.6*	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.
10.7*	Sublease Agreement, dated May 1, 1998, by and between the Registrant and Metaxen LLC.
10.8*	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.
10.9*	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.
10.10*	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.
10.11*	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Registrant and Metaxen.
10.12*	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Registrant and Britannia Pointe Grand Limited Partnership.

Exhibit
Number	Description

10.13*	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Registrant, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.
10.14*	Assignment and Assumption of Lease, dated September 28, 2000, by and between Exelixis, Inc. and the Registrant.
10.15*	Sublease Agreement, dated September 28, 2000, by and between the Registrant and Exelixis, Inc.
10.16*	Sublease Agreement, dated December 29, 1999, by and between the Registrant and COR Therapeutics, Inc.
10.17*	Collaboration and License Agreement, dated June 20, 2001, by and between the Registrant and Glaxo Group Limited.
10.18*	Memorandum, dated June 20, 2001, by and between the Registrant and Glaxo Group Limited.
10.19*	Letter Amendment to Collaboration Agreement, dated October 28, 2002, by and between the Registrant and Glaxo Group Limited.
10.20*	Letter Amendment to Collaboration Agreement, dated November 5, 2002, by and between the Registrant and Glaxo Group Limited.
10.21*	Letter Amendment to Collaboration Agreement, dated December 13, 2002, by and between the Registrant and Glaxo Group Limited.
10.22*	Letter Amendment to Collaboration Agreement, dated July 11, 2003, by and between the Registrant and Glaxo Group Limited.
10.23*	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.
10.24*	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.
10.25*	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.
10.26*	Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Registrant and Glaxo Wellcome International B.V.
10.27*	Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Registrant, Glaxo Wellcome International B.V. and Glaxo Group Limited.
10.28*	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Registrant dated April 21, 1998.
10.29*	Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Registrant, dated September 1, 2000.
10.30*	Collaboration and License Agreement, dated December 15, 2003, by and between AstraZeneca AB and the Registrant.
10.31*	Collaboration Agreement, dated December 28, 2001, by and between Exelixis, Inc. and the Registrant.
10.32*	First Letter Amendment of Collaboration Agreement, dated April 10, 2003, by and between Exelixis, Inc. and the Registrant.
10.33*	Robert I. Blum Promissory Note, dated July 12, 2002.
10.34*	David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.
10.35*	David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.
10.36*	David J. Morgans Promissory Note, dated July 12, 2002.
10.37*	Jay K. Trautman Promissory Note, dated July 12, 2002.
10.38*	James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.
10.39*	Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.
10.40*	Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.
10.41*	David J. Morgans Cash Bonus Agreement, dated September 1, 2002.
10.42*	David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.
10.43*	Jay K. Trautman Cash Bonus Agreement, dated September 1, 2002.

Exhibit
Number	Description

10.44*	Jay K. Trautman Amended and Restated Cash Bonus Agreement, dated December 1, 2003.
10.45*	Common Stock Purchase Agreement, dated March 10, 2004, by and between the Registrant and Glaxo Group Limited.
10.46**	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Registrant and Portola Pharmaceuticals, Inc.
10.47**	Executive Employment Agreement, dated July 7, 2004, by and between the Registrant and Gail Sheridan.
10.48**	Executive Employment Agreement, dated July 8, 2004, by and between the Registrant and Jay Trautman.
10.49**	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and James Sabry.
10.50**	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and David Morgans.
10.51**	Executive Employment Agreement, dated September 1, 2004, by and between the Registrant and Robert Blum.
10.52**	Executive Employment Agreement, dated September 7, 2004, by and between the Registrant and Sharon Surrey-Barbari.
10.53	Amendment No. 2 to Collaboration Agreement, dated December 31, 2004, by and between the Registrant and Exelixis, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 91).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

**	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.