Form 10-Q
period 2005-06-30
CYTOKINETICS INC
filed 2005-08-12
CIK 1061983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50633
CYTOKINETICS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	94-3291317 (I.R.S. Employer
incorporation or organization)	Identification Number)
280 East Grand Avenue	94080
South San Francisco, California	(Zip Code))
(Address of principal executive offices)
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
     Yes ☐    No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of July 30, 2005: 28,626,336

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2005	2004 (1)
Assets
Current assets:
Cash and cash equivalents	$10,910	$13,061
Short-term investments	78,191	92,637
Related party accounts receivable	211	53
Related party notes receivable — short-term portion	398	713
Prepaid and other current assets	2,572	2,603

Total current assets	92,282	109,067
Long-term investments	—	4,555
Property and equipment, net	6,368	7,336
Related party notes receivable— long-term portion	602	387
Restricted cash	5,136	5,980
Other assets	814	776

Total assets	$105,202	$128,101

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$773	$2,059
Accrued liabilities	3,994	3,697
Related party accrued liabilities	461	96
Short-term portion of equipment financing lines	2,448	2,387
Short-term portion of deferred revenue	2,800	2,800

Total current liabilities	10,476	11,039
Long-term portion of equipment financing lines	6,868	8,106
Long-term portion of deferred revenue	—	1,400

Total liabilities	17,344	20,545

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 120,000,000 shares; Issued and outstanding: 28,621,634 shares in 2005 and 28,453,173 shares in 2004	29	28
Additional paid-in capital	243,452	243,239
Deferred stock-based compensation	(3,186)	(4,251)
Accumulated other comprehensive loss	(95)	(188)
Deficit accumulated during the development stage	(152,342)	(131,272)

Total stockholders’ equity	87,858	107,556

Total liabilities and stockholders’ equity	$105,202	$128,101

(1)	The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2005	2004	2005	2004	2005
Revenues:
Research and development revenues from related party	$1,333	$1,895	$2,905	$6,663	$35,169
Research and development, grant and other revenues	308	305	608	704	2,425
License revenues from related party	700	700	1,400	1,400	11,200

Total revenues	2,341	2,900	4,913	8,767	48,794

Operating expenses:
Research and development (1)	10,039	9,777	20,576	19,137	160,880
General and administrative (1)	3,403	2,644	6,546	5,119	47,071

Total operating expenses	13,442	12,421	27,122	24,256	207,951

Operating loss	(11,101)	(9,521)	(22,209)	(15,489)	(159,157)
Interest and other income	688	416	1,400	590	10,190
Interest and other expense	(127)	(126)	(261)	(264)	(3,375)

Net loss	$(10,540)	$(9,231)	$(21,070)	$(15,163)	$(152,342)

Net loss per common share — basic and diluted	$(0.37)	$(0.46)	$(0.74)	$(1.35)

Weighted-average number of shares used in computing net loss per common share — basic and diluted	28,514	20,188	28,447	11,255

(1) Includes the following stock-based compensation charges:
Research and development	$190	$327	$419	$548	$2,477
General and administrative	155	188	329	355	1,396

	$345	$515	$748	$903	$3,873

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	to June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(21,070)	$(15,163)	$(152,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,559	1,634	13,730
Loss on disposal of property and equipment		8	317
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	41
Non-cash interest expense	46	46	197
Non-cash expense for acceleration of options	—	—	20
Stock-based compensation	748	903	3,873
Changes in operating assets and liabilities:
Accounts receivable	—	61	—
Related party accounts receivable	(157)	6	(401)
Prepaid and other assets	(56)	(386)	(3,108)
Accounts payable	(1,030)	135	672
Accrued liabilities	349	(226)	3,927
Related party accrued liabilities	365	716	461
Deferred revenue	(1,400)	(1,400)	2,800

Net cash used in operating activities	(20,646)	(13,666)	(129,706)

Cash flows from investing activities:
Purchases of investments	(30,918)	(130,519)	(391,750)
Proceeds from sales and maturities of investments	50,012	48,618	313,549
Purchases of property and equipment	(847)	(332)	(20,340)
Proceeds from sale of property and equipment	—	—	24
(Increase) decrease in restricted cash	844	1,676	(5,136)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of related party notes receivable	100	—	146

Net cash provided by (used in) investing activities	19,191	(80,557)	(104,653)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	94,004	94,004
Proceeds from sale of common stock to related party	—	7,000	7,000
Proceeds from other issuances of common stock	503	365	2,316
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	(23)	(9)	(64)
Proceeds from equipment financing lines	—	1,307	16,327
Repayment of equipment financing lines	(1,176)	(1,072)	(7,486)

Net cash provided by (used in) financing activities	(696)	101,595	245,269

Net increase (decrease) in cash and cash equivalents	(2,151)	7,372	10,910
Cash and cash equivalents, beginning of period	13,061	10,278	—

Cash and cash equivalents, end of period	$10,910	$17,650	$10,910

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
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that the Company’s management believes are necessary for fair statement of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.
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
Comprehensive Loss
     Comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity that are excluded from net loss. Comprehensive loss and its components for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net loss	$(10,540)	$(9,231)	$ (21,070)	$(15,163)
Change in unrealized gain (loss) on investments	86	(156)	93	(135)

Comprehensive loss	$(10,454)	$(9,387)	$(20,977)	$(15,298)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreement with GE Capital, the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $5.1 million and $6.0 million at June 30, 2005 and December 31, 2004, respectively, and was classified as restricted cash.

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
     The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net loss, as reported	$(10,540)	$(9,231)	$(21,070)	$(15,163)
Add: Stock-based employee compensation expense included in reported net loss	336	379	693	632
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,039)	(436)	(1,902)	(765)

Adjusted net loss	$(11,243)	$(9,288)	$(22,279)	$(15,296)

Net loss per common share, basic and diluted:
As reported	$(0.37)	$(0.46)	$(0.74)	$(1.35)

Adjusted	$(0.39)	$(0.46)	$(0.78)	$(1.36)

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
     The value of employee stock options and employee stock purchase rights was estimated based the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rate	4.09%	3.73%	4.17%	3.73%	2.84%	—	2.84%	—
Volatility	80%	70%	80%	70%	78%	—	78%	—
Expected life (in years)	5	5	5	5	1.29	—	1.29	—
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	—	0.00%	—
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Numerator — net loss	$(10,540)	$(9,231)	$(21,070)	$(15,163)

Denominator:
Weighted-average common shares outstanding	28,582	20,412	28,532	11,474
Less: Weighted-average shares subject to repurchase	(68)	(224)	(85)	(219)

Weighted-average shares used in computing basic and diluted net loss per common share	28,514	20,188	28,447	11,255

     The following outstanding instruments were excluded from the computation of diluted net loss per common share for the periods presented, as their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Options to purchase common stock	3,253	2,399	3,253	2,399
Common stock subject to repurchase	59	199	59	199
Shares issuable related to ESPP	38	29	38	29
Warrants to purchase common stock	—	—	—	—
Warrants to purchase convertible preferred stock (as if converted)	70	70	70	70
Convertible preferred stock (as if converted)	—	—	—	—

Total shares	3,420	2,697	3,420	2,697

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	to June 30,
	2005	2004	2005
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$2,338	$6,940
Purchases of property and equipment through accounts payable	$101	$210	$101
Purchases of property and equipment through trade in value of disposed property and equipment	$—	$6	$125
Penalty on restructuring of equipment financing lines	$—	$—	$475
Conversion of convertible preferred stock to common stock	$—	$133,172	$133,172
Note 4. Related Party Agreement
     In March 2005, the Company entered into an amendment to the agreement with Portola Pharmaceuticals, Inc. (“Portola”). Under the amended agreement, the term of the agreement was extended to December 31, 2005 and certain other terms and conditions of the agreement were revised. In addition, the amended agreement provides for the purchase and use of certain equipment by Portola in connection with Portola providing research and related services to the Company, and the reimbursement of certain costs of the equipment of $0.3 million by the Company in eight quarterly payments from January 2006 through October 2007.
Note 5. Equipment Financing Line
     On January 1, 2005, the existing $4.5 million equipment line of credit with GE Capital that was entered into in January 2004 expired. In March 2005, the line was renewed and the expiration date extended to December 31, 2005. Under the line of credit, the Company can borrow up to $4.5 million. Borrowings under the line are collateralized by associated property and equipment. The Company has made no additional borrowings under the line subsequent to its renewal. As of June 30, 2005, additional borrowings of $3.6 million are available to the Company under the line. In connection with the line of credit, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1 “Restricted Cash”).
Note 6. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123R on January 1, 2006. Upon adoption of SFAS No. 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. Management is currently evaluating the transition methods as well as valuation methodologies and assumptions for employee stock options in light of SFAS No. 123R and Staff Accounting Bulletin 107. Current estimates of option values using the Black-Scholes method (as shown above under “Stock-based Compensation” in Note 1) may not be indicative of results from valuation methodologies ultimately implemented by the Company upon adoption of SFAS No. 123R.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.
     This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: the initiation, progress, timing, scope and anticipated date of completion of preclinical research, clinical trials and development for our drug candidates and potential drug candidates by ourselves, our partners or the National Cancer Institute, or NCI, including the expected dates of initiation of clinical trials for various indications and combination therapies, the anticipated dates of data becoming available from various clinical trials, and completion of patient enrollment, and numbers of patients to be enrolled and sites to be utilized for clinical trials; the potential benefits of our drug candidates and potential drug candidates; the utility of our biological focus and the broad clinical trials program for our drug candidates for the treatment of cancer; exercise of our options to co-fund the development of one or both of ispinesib (formerly designated SB-715992) and SB-743921; our plans or ability to commercialize drugs, with or without a partner; increasing losses, costs, expenses and expenditures; the sufficiency of existing resources to fund our operations for at least the next 20 months; the scope and size of research and development efforts; potential competitors; anticipated operating losses, capital requirements and our needs for additional financing; future payments under lease obligations and equipment financing lines; expected future sources of revenue and capital; our plans to obtain limited product liability insurance; our plans for strategic alliances; funding by our partners under strategic alliances; and increasing the number of our employees and recruiting additional key personnel.
     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of, our drug candidates, including decisions by GlaxoSmithKline, or GSK, or the NCI, to postpone or discontinue development efforts for one or more compounds or indications; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting, current and future strategic partners; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.
Overview
     Cytokinetics, Incorporated is a leading biopharmaceutical company, incorporated in Delaware in 1997, focused on the discovery, development and commercialization of novel small molecule drugs that specifically target the cytoskeleton. A number of commonly used drugs and a growing body of research validate the role the cytoskeleton plays in a wide array of human diseases. Our focus on the cytoskeleton enables us to develop novel and potentially safer and more effective drugs for the treatment of these diseases. We believe that our cell biology driven approach and proprietary technologies may enhance the speed, efficiency and yield of our drug discovery and development process. To date, our unique approach has produced two cancer drug candidates, a potential drug candidate, CK-1827452, for the treatment of congestive heart failure, and other research programs addressing a variety of other disease areas including high blood pressure and asthma. Our most advanced cancer drug candidate, ispinesib, is the subject of a broad Phase II clinical trials program being conducted by our partner GSK together with the NCI that is designed to evaluate effectiveness in a variety of both solid and hematologic cancers. Currently, GSK is conducting three Phase II clinical trials evaluating the effectiveness of ispinesib in non-small cell lung cancer, breast cancer and ovarian cancer. GSK is collaborating with the NCI to conduct six Phase II clinical trials in six other cancer indications. SB-743921, our second cancer drug candidate being developed by GSK, entered Phase I clinical trials in mid-2004. In addition, we expect to initiate Phase I clinical trials with CK-1827452, a novel potential drug candidate for the treatment of congestive heart failure, in 2005.

     Since our inception in August 1997, we have incurred significant net losses. As of June 30, 2005, we had an accumulated deficit of $152.3 million. We expect to incur substantial and increasing losses for the next several years if:
•	we conduct later-stage development and commercialization of ispinesib and/or SB-743921;

•	we exercise our options to co-fund the development and co-promotion of one or both of these drug candidates under our strategic alliance with GSK;

•	we advance our novel cardiac myosin activator, CK-1827452 through preclinical and clinical development for the treatment of congestive heart failure, and other drug candidates through clinical trials;

•	we expand our research programs and further develop our proprietary drug discovery technologies; and

•	we elect to fund development or commercialization of any drug candidate.
     We intend to pursue selective strategic alliances to enable us to maintain financial and operational flexibility.
Oncology
     In the second quarter of 2005, in connection with our strategic alliance with GSK, we made progress in advancing our oncology development program. The oncology clinical trials program for ispinesib is a broad clinical trial program that consists of nine Phase II clinical trials and five Phase I/Ib clinical trials evaluating the use of ispinesib in a variety of both solid and hematologic cancers. The breadth of this clinical trials program reflects the potential of, and the complexity of developing, a drug candidate such as ispinesib. We expect this approach should help us to identify those tumor types that are the most promising for the continued development of ispinesib.
     Currently, ispinesib is being studied in eight of nine planned Phase II clinical trials evaluating the safety and efficacy of ispinesib in the treatment of cancer. GSK initiated the first Phase II clinical trial in late 2003 to evaluate ispinesib as a monotherapy in non-small cell lung cancer. In mid and late 2004, GSK initiated two additional Phase II monotherapy clinical trials to evaluate ispinesib in other prevalent tumor types that represent large commercial markets, specifically breast and ovarian cancers. During the first quarter, the NCI, in conjunction with GSK, began enrollment of patients in two Phase II clinical trials, the first of which is focused on ispinesib for the second-line treatment of patients with colorectal cancer, and the second of which is focused on the first-line treatment of patients with hepatocellular cancer. In the second quarter of 2005, the NCI initiated two additional Phase II clinical trials, one evaluating ispinesib in the first-line treatment of patients with melanoma and the second evaluating ispinesib in the first- or second-line treatment of patients with head and neck cancer. The NCI also recently initiated a trial evaluating ispinesib in the second-line treatment of patients with hormone-refractory prostate cancer. We anticipate that the NCI will initiate a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with metastatic renal cell carcinoma. In aggregate, we anticipate that Phase II clinical trials for ispinesib may potentially enroll up to 400 patients at approximately 50 clinical trial sites worldwide, and evaluate our drug candidate in patients with an array of tumor types who have failed multiple prior therapies in both later- and earlier-line treatments. Furthermore, we anticipate that ispinesib may eventually be used in combination therapy regimens utilizing existing cancer drugs. In 2004, GSK initiated Phase Ib clinical trials to evaluate ispinesib in combination with standard anti-cancer therapeutics. In aggregate, we anticipate that Phase I/Ib clinical trials for ispinesib may potentially enroll over 100 patients at over 10 clinical trial sites worldwide.
     Phase II clinical trials of ispinesib, sponsored by GSK through our strategic alliance, or by the NCI are as follows:
     Non-Small Cell Lung Cancer: GSK continues to conduct an international, open-label two-arm Phase II monotherapy clinical trial designed to enroll up to 70 patients, evaluating the safety and efficacy of ispinesib administered at 18 mg/m 2 every 21 days in the second-line treatment of patients with both platinum-sensitive and platinum-refractory non-small cell lung cancer. The clinical trial’s primary endpoint is response rate as determined using the widely accepted criteria of tumor mass defined by radiologic measurement known as the Response Evaluation Criteria in Solid Tumors, or RECIST. In the second quarter, GSK completed patient treatment in the platinum-refractory treatment arm of this trial and continues to move forward with patient enrollment in the platinum-sensitive treatment arm. We anticipate data from the platinum-refractory treatment arm in the third quarter of 2005, and data from the platinum sensitive treatment arm are anticipated later in 2005.
     Breast Cancer: GSK continues to conduct an international, Phase II open-label monotherapy clinical trial, designed to enroll up to 55 patients, evaluating the safety and efficacy of ispinesib at 18 mg/m 2 every 21 days in the second- or third-line treatment of patients with breast cancer whose disease has progressed despite treatment with anthracyclines and taxanes. The clinical trial’s primary endpoint is response rate as determined using RECIST criteria. Based on the current rate of patient enrollment, interim and final data are anticipated during 2005 and 2006, respectively.

     Ovarian Cancer: GSK continues to conduct a Phase II open-label monotherapy clinical trial designed to enroll up to 35 patients evaluating the efficacy of ispinesib at 18 mg/m 2 dosed every 21 days in the second-line treatment of patients with advanced ovarian cancer previously treated with a platinum and taxane-based regimen. The primary endpoint of this clinical trial is response rate as determined by RECIST criteria and blood serum levels of the tumor mass marker CA-125. Based on the current rate of patient enrollment, data are anticipated during 2005.
     Colorectal Cancer: In the first quarter of 2005, the NCI initiated a Phase II clinical trial designed to enroll up to 76 patients evaluating ispinesib in the second-line treatment of patients with colorectal cancer. This open-label monotherapy clinical trial will contain two arms that evaluate different dosing schedules of ispinesib, either infused at 7 mg/m 2 on days 1, 8 and 15 of a 28-day schedule or at 18 mg/m 2 every 21 days. The primary endpoint is objective response as determined using RECIST criteria.
     Hepatocellular Cancer: In the first quarter of 2005, the NCI initiated a Phase II clinical trial designed to enroll up to 30 patients, evaluating ispinesib in the treatment of patients with hepatocellular cancer that have not been treated with any systemic chemotherapy. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18 mg/m 2 every 21 days. The primary endpoint is objective response as determined using RECIST criteria.
     Melanoma: In the second quarter of 2005, the NCI initiated a Phase II clinical trial designed to enroll up to 25 patients, evaluating ispinesib in the treatment of patients with melanoma who may have received adjuvant immunotherapy but no chemotherapy. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18 mg/m 2 every 21 days. The primary endpoint is objective response as determined using RECIST criteria.
     Head and Neck Cancer: In the second quarter of 2005, the NCI initiated a Phase II clinical trial designed to enroll up to 33 patients, evaluating ispinesib in the first- or second-line treatment of patients with head and neck cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18 mg/m 2every 21 days. The primary endpoint is objective response as determined using RECIST criteria.
     Prostate Cancer: Recently, the NCI initiated a Phase II clinical trial designed to enroll up to 40 patients, evaluating ispinesib in the second-line treatment of patients with hormone-refractory prostate cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18 mg/m 2 every 21 days. The primary endpoint is objective response as determined by blood serum levels of the tumor mass marker Prostate Specific Antigen.
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
     In addition, the NCI is planning on initiating the following open-label monotherapy Phase II clinical trial of ispinesib:
     Renal Cell Cancer: This Phase II clinical trial is expected to enroll 30 patients and is designed to study ispinesib in the second-line treatment of patients with renal cell cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18 mg/ m 2 every 21 days. The primary endpoint is objective response as determined using RECIST criteria.
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

     GSK continued to enroll patients in a dose-escalating Phase I clinical trial evaluating the safety, tolerability, and pharmacokinetics of SB-743921, a second kinesin spindle protein inhibitor, in advanced cancer patients. We anticipate that this clinical trial will be completed in 2005. The clinical trials program for SB-743921 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until the program is successfully completed, regulatory approval is achieved and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when or if this may occur.
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
     In March 2005, we chose a drug candidate, CK-1827452, a novel cardiac myosin activator, for further development in our heart failure program. CK-1827452 is orally bioavailable and has demonstrated the ability to increase cardiac contractility in animal models, without increasing intracellular myocyte calcium or inhibiting phosphodiesterase. We are completing our preclinical activities with CK-1827452. During the second quarter, we qualified an investigative site in the United Kingdom for the first clinical trial of CK-1827452, to be conducted under an Investigational Medicinal Product Dossier. The Phase I double-blind, randomized, placebo-controlled, cross-over designed, dose escalation clinical is expected to commence in 2005.
     As with our drug candidates in our other programs, the compounds in our congestive heart failure program, including our new drug candidate, are at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any of them. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our congestive heart failure program of approximately $4.0 million, and $8.8 million, respectively, for the three and six month periods ended June 30, 2005, and $3.9 million and $7.6 million, respectively, for the three and six month periods ended June 30, 2004. We anticipate that our expenditures relating to research and development of compounds in our congestive heart failure program will increase significantly as we advance candidates from this program into clinical development.
     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including, but not limited to:
•	the uncertainty of the timing of the initiation and completion of patient enrollment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after such trials have been initiated and completed;

•	the possibility of delays in characterization, synthesis or optimization of potential drug candidates in our cardiovascular program;

•	the uncertainty of clinical trial results;

•	uncertainty of obtaining FDA, or other foreign regulatory agency approval required for new therapies; and

•	the uncertainty related to the development of commercial scale processes and qualification of a commercial scale manufacturing facility.

     If we fail to complete the development of our drug candidates in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us or our strategic partner to obtain, or any delay in obtaining, regulatory approvals for our drug candidates could have a material adverse effect on our results of operations. A further discussion of the risks and uncertainties associated with completing our programs on schedule, or at all, and certain consequences of failing to do so are discussed further in the risk factors entitled “We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for several years, if ever,” “Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval” and “Clinical trials are expensive, time consuming and subject to delay,” as well as other risk factors.
Funding
     To date we have funded our operations primarily through the sale of equity securities, non-equity payments from GSK and AstraZeneca, equipment financings, interest on investments and government grants. We received net proceeds from the sale of equity securities of $94.0 million upon the closing of the initial public offering of our common shares in April 2004, and from August 5, 1997, the date of our inception, through June 30, 2005, we received proceeds from the sale of other equity securities of $116.2 million, excluding sales of equity to GSK. Under our strategic alliance with GSK, in 2001 GSK made a $14.0 million upfront cash payment as well as an initial $14.0 million investment in our equity. In April 2004, GSK purchased 538,461 shares of the Company’s common stock at $13.00 per share immediately prior to the closing of our initial public offering for a total price of $7.0 million. GSK also made a $3.0 million equity investment in us in 2003. GSK has also committed to reimburse full time equivalents, or FTEs, through the end of the minimum five-year research term of the strategic alliance, and to make additional payments upon the achievement of certain precommercialization milestones. Cumulatively as of June 30, 2005, we received $28.7 million in FTE and other expense reimbursements and $6.5 million in milestone payments from GSK. Cumulatively as of June 30, 2005, we received $1.9 million in FTE reimbursement from our strategic alliance with AstraZeneca. Cumulatively as of June 30, 2005, we received $16.3 million under equipment financing arrangements. Cash interest earned on investments, excluding amortization and accretion on investments, in the second quarter and first half of 2005 was $1.0 million and $2.1 million, respectively, and in the second quarter and first half of 2004 was $0.8 million and $1.3 million, respectively. We had no grant revenues in the second quarter or first six months of 2005, and no grant revenues in the second quarter of 2004, and $0.1 million in the first six months of 2004.
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
Research and Development
     We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses relating to our strategic alliance with GSK consist primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Certain of these costs are reimbursed by GSK on an FTE basis. At this time GSK funds the majority of the costs related to preclinical and clinical development of the compounds that are selected for development. Under our strategic alliance, we have an option on a product-by-product basis to co-fund certain later-stage development costs for each of these drug candidates. If we exercise that option, our research and development expenses will increase significantly. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs, and depreciation of equipment. We expect to incur research and development expenses to conduct preclinical studies and clinical trials for our cardiac myosin activator compounds for the treatment of congestive heart failure and in connection with our early research programs in other diseases, as well as the continued advancement of our PUMA system, Cytometrix technologies and our other existing and future drug discovery technologies. During the period from our inception through June 30, 2005, we incurred costs of approximately $44.0 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $52.7 million for our cardiac contractility program, $37.0 million for our proprietary technologies and $27.2 million for all other programs.
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
     Deferred stock compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. We recorded amortization of the deferred stock-based compensation related to employee options of $0.3 million and $0.7 million during the second quarter and first half of 2005, respectively, and $0.4 million and $0.6 million during the second quarter and first half of 2004, respectively. We expect the remaining balance of deferred employee stock-based compensation of $3.2 million as of June 30, 2005 to be amortized in future years as follows, assuming no cancellations of the related stock options: $0.7 million in the remainder of 2005, $1.3 million in 2006, $0.8 million in 2007 and $0.4 million in 2008.
     The amount of non-cash stock-based compensation expense we record in future periods will increase upon our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R on January 1, 2006.
     We value stock-based compensation related to options granted to non-employees at the date the stock options are granted. We amortize this stock-based compensation as charges to operations over the vesting periods of the options, generally four years. We recorded such non-employee stock-based compensation expense of $10,000 and $55,000 in the second quarter and first half of 2005, respectively, and $136,000 and $271,000 in the second quarter and first half of 2004, respectively.

Interest and Other Income and Expense
     Interest and other income and expense consist primarily of interest income and interest expense. Interest income is generated primarily from investment of our cash, cash equivalents and investments. Interest expense relates generally to the borrowings for capital asset financings.
Results of Operations
Revenues
     We recorded total revenues of $2.3 million and $4.9 million in the second quarter and first half of 2005, respectively, compared with total revenues of $2.9 million and $8.8 million in the second quarter and first half of 2004, respectively. The decrease in revenues for the second quarter and six months ended 2005, when compared to the same periods in 2004 were primarily the result of changes in related party revenues.
     Research and development revenues from related party, which refers to revenues from our strategic alliance partner, GSK, were $1.3 million and $2.9 million in the second quarter and first half of 2005, respectively, and $1.9 million and $6.7 million in the second quarter and first half of 2004, respectively. The decrease in the second quarter of 2005 compared with 2004 was primarily due to a $0.6 million decrease in funding from GSK in 2005 for FTE and other expense reimbursements. The decrease for the first half of 2005 from 2004 was primarily due to a milestone payment of $3.0 million earned from GSK for the initiation of a Phase II clinical trial for ispinesib in the first quarter of 2004, as well as a $0.8 million decrease in 2005 in the FTE and other expense reimbursements from GSK.
Research and Development Expenses
     Research and development expenses increased to $10.0 million and $20.6 million in the second quarter and first half of 2005, respectively, from $9.8 million and $19.1 million in the second quarter and first half of 2004, respectively. Overall, the increase was attributable to higher spending for the development of our potential drug candidates for the treatment of congestive heart failure as well as expenses related to early research programs. Specifically, the increase in the second quarter of 2005 compared with same period in 2004 was primarily due to increases in salary and bonus expenses of $0.3 million. The increase in the first half of 2005 compared with 2004 was primarily due to increases in contract and other outside services of $0.5 million, salary and bonus expenses of $0.5 million, and laboratory supplies of $0.2 million
     Research and development expenses incurred in the second quarter and first half of 2005 and 2004 related to the following programs (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Mitotic kinesin inhibitors	$2.1	$1.5	$4.1	$3.2
Cardiac contractility	4.0	4.0	8.9	7.6
Proprietary technologies	1.5	2.3	3.3	4.4
All other research programs	2.4	2.0	4.3	3.9

Total research and development expenses	$10.0	$9.8	$20.6	$19.1

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
     We expect research and development expenditures to continue to increase in the second half of 2005 as we advance research and development of our cardiovascular program, and initiate human clinical trials for our drug candidate, CK-1827452, a cardiac myosin activator. In addition, research and development expenditures will increase significantly if we exercise our option to co-fund certain later-stage research and development activities relating to ispinesib and SB-743921.

General and Administrative Expenses
     General and administrative expenses were $3.4 million and $6.5 million in the second quarter and first half of 2005, respectively, compared with $2.6 million and $5.1 million for the second quarter and first half of 2004, respectively. The increase in the second quarter of 2005 over the comparable period of the prior year was primarily due to increases in the following: legal expenses of $0.2 million, other outside services of $0.2 million, non-income related taxes and fees of $0.2 million, and salary and bonuses of $0.1 million. The increase in the first half of 2005 compared with the first half of 2004 was primarily due to increases in the following: legal expenses of $0.6 million, other outside services of $0.4 million, non-income related taxes and fees of $0.2 million, and salary and bonuses of $0.2 million.
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
Interest and Other Income and Expense
     Interest and other income was $0.7 million and $1.4 million, respectively, for the second quarter and first half of 2005, up from $0.4 million and $0.6 million in the comparable periods of 2004. The increase in both periods of 2005 compared with the prior year was attributable to higher interest yields in 2005, and to higher average balances of cash and investments in 2005 as a result of proceeds received from our initial public offering in April 2004.
     Interest and other expense was $0.1 million in the second quarter of both 2005 and 2004, and $0.3 million in the first half of both 2005 and 2004. Interest and other expense in each of these periods primarily consisted of interest expense on our equipment financing line of credit.
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through June 30, 2005, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $89.1 million at June 30, 2005 compared with $110.3 million at December 31, 2004, with the decrease occurring due to our use of the proceeds from maturing investments to fund operations.
     Net cash used in operating activities in the first half of 2005 was $20.6 million and resulted primarily from a net loss of $21.1 million. This compares with net cash used in operating activities of $13.7 million, and a net loss of $15.2 million, in the first half of 2004.
     Net cash provided by investing activities was $19.2 million in the first half of 2005 and represented primarily the purchase of investments, net of proceeds from the sales and maturities of investments. In the first half of 2004 net cash used in investing activities was $80.6 million and represented primarily the investment of proceeds from our initial public offering in investments, net of proceeds from the sales and maturities of investments. Restricted cash totaled $5.1 million at June 30, 2005 and $6.0 million at December 31, 2004. The balance decreased because our equipment financing lender required a lower security deposit effective as of March 2005.
     Net cash used in financing activities was $0.7 million in the first half of 2005 represented primarily repayments of our equipment financing line of credit. Net cash provided by financing activities was $101.6 million in the first half of 2004, consisting primarily of the net proceeds from our initial public offering of $94.0 million and the issuance of common stock to GSK of $7.0 million.
     On January 1, 2005, the existing $4.5 million equipment line of credit with GE Capital that we entered into in January 2004 expired. In March 2005, the line was renewed and the expiration date extended to December 31, 2005. Under the line of credit, we can borrow up to $4.5 million. Borrowings under the line are collateralized by property and equipment. We have made no additional borrowings under the line subsequent to its renewal. As of June 30, 2005, additional borrowings of $3.6 million are available to us under the line. In connection with the line of credit, we are obligated to maintain a certificate of deposit with the lender.

     As of June 30, 2005, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases	$1,958	$3,917	$3,731	$6,146	$15,752
Equipment financing line	2,448	5,228	1,640	—	9,316

Total	$4,406	$9,145	$5,371	$6,146	$25,068

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
     Under the provisions of our amended agreement with Portola Pharmaceuticals, Inc., or Portola, we are obligated to reimburse Portola for certain equipment costs incurred by Portola in connection with research and related services that Portola provides to us. We began to incur these costs when the equipment became available for use in the second quarter of 2005 and continuing until the expiration date of the agreement, December 31, 2005. Our payments to Portola related to these costs of $0.3 million are scheduled to be made in eight quarterly installments commencing in the first quarter of 2006 and continuing through the fourth quarter of 2007.
     We expect to incur substantial costs as we continue to expand our research programs and related research and development activities. Under the terms of our strategic alliance with GSK, we have options to co-fund certain later-stage development activities for ispinesib and SB-743921. If we exercise an option to co-fund development activities, our research and development expenses will increase significantly. We expect to determine whether and to what extent we will exercise our co-funding option based on clinical results and our business, finances and prospects at the time we receive the Phase II clinical trial results for each drug candidate under our strategic alliance with GSK. Research and development expenses for our unpartnered drug discovery programs consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and development, facilities costs and depreciation of equipment. We expect to incur significant research and development expenses as we advance the research and development of our cardiac myosin activators for the treatment of congestive heart failure, initiate human clinical trials of CK-1827452 in 2005, pursue our other early stage research programs in multiple therapeutic areas, and develop our PUMA system, Cytometrix technologies and other proprietary drug discovery technologies.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	the initiation, progress, timing, scope and completion of preclinical research, development, and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	decisions by GSK with regard to continued funding of development of our drug candidates;

•	our options to co-fund the development of one or both of ispinesib and SB-743921;

•	the number of drug candidates we pursue;

•	the level of funding that we may provide for other current or future drug candidates, including CK-1827452 for the treatment of congestive heart failure;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	expanding and advancing our research programs;

•	the hiring of additional employees and consultants;

•	expanding our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.
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
Off-balance Sheet Arrangements
     As of June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock option plans and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. We are required to adopt SFAS No. 123R on January 1, 2006. Upon adoption of SFAS No. 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. Management is currently evaluating the transition methods as well as valuation methodologies and assumptions for employee stock options in light of SFAS No. 123R and Staff Accounting Bulletin 107. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies that we ultimately implement upon adoption of SFAS No. 123R.

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
     We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy to the Food and Drug Administration, or FDA, and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research, preclinical testing and clinical testing, before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Ispinesib, our most advanced drug candidate for the treatment of cancer, and SB-743921, our second drug candidate for the treatment of cancer, are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any other drug candidate in preclinical testing or clinical development, such as CK-1827452 will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. The development of one or both of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from either of these drug candidates.
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
Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.
     Prior to receiving approval to commercialize any of our drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both sufficiently safe and effective. Before we can commence clinical trials, we must demonstrate through preclinical studies satisfactory product chemistry, formulation, stability and toxicity levels in order to file an investigational new drug application, or IND, (or the foreign equivalent of an IND) to commence clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. Long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates, and satisfactory chemistry, formulation, stability and toxicity levels have not yet been demonstrated for our drug candidates or compounds that are currently the subject of preclinical studies. If our preclinical studies, clinical trials or future clinical trials are unsuccessful, our business and reputation would be harmed and our stock price would be negatively affected.
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
     Administering any of our drug candidates or potential drug candidates that are the subject of preclinical studies to animals may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND or comparable regulatory filing abroad with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In Phase I clinical trials of ispinesib and SB-743921, the dose limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or prevent, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our reputation and business.
Clinical trials are expensive, time consuming and subject to delay.
     Clinical trials are very expensive and difficult to design and implement, especially in the cancer and congestive heart failure indications that we are pursuing, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. According to industry sources, the entire drug development and testing process takes on average 12 to 15 years. According to industry studies, the fully capitalized resource cost of new drug development averages approximately $800 million, however, individual trials and individual drug candidates may incur a range of costs above or below this average. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by several factors, including, but not limited to:
•	delays in obtaining regulatory approvals to commence a study;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment, including as a result of the introduction of alternative therapies or drugs by others;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	adequate supply of clinical trial material;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
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
     Under our strategic alliance with GSK, GSK is currently responsible for the clinical development and regulatory approval of our cancer drug candidates, ispinesib and SB-743921. GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of these drug candidates, and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities. If the FDA or other regulatory authorities approve these drug candidates, GSK will also be responsible for the marketing and sale of these drugs. Because GSK is responsible for these functions, we cannot control whether GSK will devote sufficient attention and resources to the clinical trials program or will proceed in an expeditious manner. Under certain circumstances, GSK has discretion to elect whether to pursue the development of our drug candidates or to abandon the clinical trial programs, and, after June 20, 2006, GSK may terminate our strategic alliance for any reason upon six months prior notice, and these decisions are outside our control. Because both of our cancer drug candidates being developed by GSK act through inhibition of kinesin spindle protein, or KSP, a protein that is a member of a class of cytoskeletal proteins called mitotic kinesins that regulate cell division, or mitosis, during cell division, it is possible that GSK may elect to proceed with the development of only one such drug candidate. If GSK were to elect to proceed with the development of SB-743921 in lieu of ispinesib, and because SB-743921 is at an earlier stage of clinical development than ispinesib, the approval, if any, of a new drug application, or NDA, with respect to a drug candidate from our cancer program would be delayed. In particular, if the initial clinical results of some of our early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of one or both drug candidates, even though the actual number of patients that have been treated is relatively small. Abandonment of one or both of ispinesib and SB-743921 by GSK would result in a delay in or prevent us from commercializing such drug candidates, and would delay or prevent our ability to generate revenues. Disputes may arise between us and GSK, which may delay or cause termination of any clinical trials program, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of our drug candidates does not progress for these or any other reasons, we would not receive further milestone payments from GSK. GSK also has the contractual right to reduce its funding of our FTEs for this program at their discretion, subject to certain agreed minimum levels, in the beginning of each contract year based on the activities of the agreed upon research plan. Even if the FDA or other regulatory agencies approve one or more of our drug candidates, GSK may elect not to proceed with the commercialization of such drugs, or may elect to pursue commercialization of one drug but not others, and these decisions are outside our control. In such event, or in the event that GSK abandons development of any drug candidate prior to regulatory approval, we would have to undertake and fund the clinical development of our drug candidates or commercialization of our drugs, seek a new partner for clinical development or commercialization, or curtail or abandon the clinical development or commercialization programs. If we were unable to do so on acceptable terms, or at all, our business would be harmed, and the price of our common stock would be negatively affected.
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
     Our ability to commercialize drugs that we develop with our partners and that generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. It is likely that our partners will not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In particular, we are relying on the NCI to conduct several important clinical trials of ispinesib. The NCI is a government agency and there can be no assurance that the NCI will not modify its plans to conduct such trials or will proceed with such trials diligently. If our partners fail to perform as we expect, our potential for revenue from drugs developed through our strategic alliances, if any, could be dramatically reduced.
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
     The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:
•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents;

•	our issued patents and issued patents of our licensors may not provide a basis for commercially viable drugs, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and

•	we may not develop additional proprietary technologies or drug candidates that are patentable.

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
     In particular, we are aware of an issued U.S patent and at least one pending U.S. patent application assigned to Curis, Inc. relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. Curis has pending applications in Europe, Japan, Australia and Canada with claims covering compositions of certain quinazolinone compounds. We are also aware that the Australian application and one of the European applications have been granted. In addition, in Europe, Australia and elsewhere, the grant of a patent may be opposed by one or more parties, and GSK is opposing the granting of the patent to Curis in Australia. Curis or a third party may assert that the sale of ispinesib may infringe one or more of these or other patents. We believe that we have valid defenses against the Curis patents if asserted against us. However, we cannot guarantee that a court would find such defenses valid or that such oppositions would be successful. We have not attempted to obtain a license to this patent. If we decide to obtain a license to this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
     In addition, we are aware of various issued U.S. patents and pending U.S. and foreign patent applications assigned to Cellomics, Inc. relating to an automated method for analyzing cells. One of these applications was granted in Europe. Cellomics or a third party may assert that our Cytometrix technologies fall within the scope of, and thus infringe, one or more of these patents. We have received a letter from Cellomics notifying us that Cellomics believes we may be practicing one or more of their patents and that Cellomics offers a use license for such patents through its licensing program. We believe that we have valid defenses to such an assertion. Moreover, the grant of the European patent has been opposed by another company. However, we cannot guarantee that a court would find such defenses valid or that such opposition would be successful. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
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
We have limited capacity to carry out our own clinical trials in connection with the development of our drug candidates and potential drug candidates, and to the extent we elect to develop a drug candidate without a strategic partner we will need to develop such capacity, and we will require additional funding.
     The development of drug candidates is complicated, and requires resources and experience that we do not have. Currently, we rely on our strategic partners to carry out these activities for those of our drug candidates that are in clinical trials. However, we do not have a partner for our potential cardiac myosin activator drug candidate, CK-1827452, or, in the event GSK elects to terminate its development efforts, an alternative partner for our cancer drug candidates. To the extent we decide to initiate clinical trials for a drug candidate without support from a strategic partner, such as our potential drug candidate, CK-1827452, from our congestive heart failure program, we will need to develop the skills, technical expertise and resources necessary to carry out such development efforts on our own or through the use of other third parties, such as contract research organizations, or CROs.
     If we utilize CROs, we will not have control over many aspects of their activities, and will not be able to fully control the amount or timing of resources that they devote to our programs. These third parties also may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves, and therefore may not complete their respective activities on schedule. CROs may also have relationships with our competitors and potential competitors, and may prioritize those relationships ahead of their relationships with us. Typically, we would prefer to qualify more than one vendor for each function performed outside of our control, which could be time consuming and costly. The failure of CROs to carry out development efforts on our behalf according to our requirements and FDA or other regulatory agencies’ standards, or our failure to properly coordinate and manage such efforts, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates.
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
We have no manufacturing capacity and depend on our partners or contract manufacturers to produce our clinical trial drug supplies for each of our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.
     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates that are under development. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on our partner, GSK, to manufacturer supply, store and distribute drug supplies for ispinesib and SB-743921 clinical trials. For our potential drug candidate CK1827452, we currently rely on a limited number of contract manufacturers, and, in particular, we expect to rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. In addition, we anticipate continued reliance on a limited number of contract manufacturers. Any performance failure on the part of our existing or future contract manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues.
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
     Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly James H. Sabry, M.D., Ph.D., our President and Chief Executive Officer, Robert I. Blum, our Executive Vice President, Corporate Development and Commercial Operations and Chief Business Officer, Andrew A. Wolff, M.D., F.A.C.C., our Senior Vice President, Clinical Research and Chief Medical Officer, Sharon A. Surrey-Barbari, our Senior Vice President,

Finance and Chief Financial Officer, David J. Morgans, Ph.D., our Senior Vice President of Drug Discovery and Development, and Jay K. Trautman, Ph.D., our Vice President of Technology. The employment of these individuals and our other personnel is terminable at will with short or no notice. We carry key person life insurance on James H. Sabry, M.D., Ph.D. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.
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
     The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of an NDA from the FDA. Neither we nor our partners have received marketing approval for any of Cytokinetics’ drug candidates. Obtaining an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with the FDA and other applicable foreign and United States regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.
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
     If we conduct clinical trials in humans, we face the risk that the use of our drug candidates will result in adverse effects. We currently maintain product liability insurance in the amount of $10.0 million with a $5,000 deductible per occurrence, however, such liability insurance currently excludes coverage of liability resulting from clinical trials. We cannot predict the possible harms or side effects that may result from our clinical trials. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage.
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
     The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include, but are not limited to:
•	results from, and any delays in, the clinical trials programs for our drug candidates for the treatment of cancer, including the clinical trials for ispinesib and SB-743921, and including delays resulting from slower than expected patient enrollment in such trials;

•	delays in or discontinuation of the development of any of our drug candidates by GSK;

•	failure or delays in entering additional drug candidates into clinical trials, including a potential drug candidate, CK-1827452, for the treatment of congestive heart failure;

•	failure or discontinuation of any of our research programs;

•	delays or other developments in establishing new strategic alliances;

•	announcements concerning our strategic alliances with GSK or AstraZeneca or future strategic alliances;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare reimbursement policies;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; and

•	volatility in the stock prices of other companies in our industry.
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
     As of June 30, 2005, our executive officers, directors and their affiliates beneficially owned or controlled approximately 39% percent of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Future sales of common stock by our existing stockholders may cause our stock price to fall.
     The market price of our common stock could decline as a result of sales of common stock by stockholders who held shares of our capital stock prior to our initial public offering, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by our executive officers and directors, and substantially all of our stockholders and option holders, in connection with our initial public offering on April 29, 2004, expired on October 27, 2004. Subject to applicable securities law restrictions and other agreements between us and certain of such stockholders, these shares are now freely tradable.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq National Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 for the year ended December 31, 2005 requires the commitment of significant resources to document and test the adequacy of our internal controls over financial reporting. While we plan to expend significant resources in developing the required documentation and testing procedures required by Section 404, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal controls over financial reporting. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us and we may be harmed.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table summarizes employee stock repurchase activity for the three months ended June 30, 2005:

(c) Total
			Number of	(d) Maximum
			Shares	Number of
			Purchased as	Shares that
	(a) Total		Part of Publicly	May Yet Be
	Number of	(b) Average	Announced	Purchased
	Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
April 1 to April 30, 2005	—	—	—	—
May 1 to May 31, 2005	—	—	—	—
June 1 to June 30, 2005	483	$1.20	—	—

Total	483	$1.20	—	—

     The total number of shares repurchased represents shares of our common stock that we repurchased from employees upon termination of employment. As June 30, 2005, approximately 58,894 shares of common stock held by employees and service providers remain subject to repurchase by us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on May 19, 2005 in South San Francisco, California. Of the 28,509,600 shares of the Company’s common stock entitled to vote at the meeting, 20,968,969 shares were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:
     The stockholders elected A. Grant Heidrich and James H. Sabry as Class I directors, each to serve for a three-year term until their successors are duly elected and qualified. The votes were as follows:

Name	Shares Voted For	Votes Withheld
A. Grant Heidrich	20,431,001	537,968
James H. Sabry	20,944,913	24,056
     The stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005, with 20,961,338 shares voting for the ratification, and 7,631 shares voting against the ratification. There were no abstentions or broker non-votes.
ITEM 5. OTHER INFORMATION
(c) Changes in Executive Compensation were approved by the Compensation Committee of the Board of Directors on April 5, 2005 and retroactively effective on March 1, 2005 are described in Exhibit 10.55 of this Quarterly Report on Form 10-Q and are hereby incorporated by reference.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation.

3.2*	Amended and Restated Bylaws.

4.1*	Specimen Common Stock Certificate.

4.2*	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant.

4.3*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.

4.4*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.

4.5*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.

4.6*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.

4.7*	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.

4.8*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.

4.9*	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation.

4.10*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.

4.11*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P.

4.12*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust.

4.13*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc.

4.14*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.

10.55	Changes in Executive Officer Compensation Arrangements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2005	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ James H. Sabry

James H. Sabry
President, Chief Executive Officer and Director
(principal executive officer)

/s/ Sharon Surrey-Barbari

Sharon Surrey-Barbari
Senior Vice President, Finance and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation.

3.2*	Amended and Restated Bylaws.

4.1*	Specimen Common Stock Certificate.

4.2*	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant.

4.3*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.

4.4*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.

4.5*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.

4.6*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.

4.7*	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.

4.8*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.

4.9*	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation.

4.10*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.

4.11*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P.

4.12*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust.

4.13*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc.

4.14*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.

10.55	Changes in Executive Officer Compensation Arrangements

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.