Form 10-Q
period 2005-09-30
CYTOKINETICS INC
filed 2005-11-10
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Yes ☐      No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐      No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2005: 28,661,230

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2005	2004 (1)
Assets
Current assets:
Cash and cash equivalents	$11,803	$13,061
Short-term investments	68,761	92,637
Related party accounts receivable	984	53
Related party notes receivable — short-term portion	339	713
Prepaid and other current assets	1,768	2,603

Total current assets	83,655	109,067
Long-term investments	—	4,555
Property and equipment, net	5,920	7,336
Related party notes receivable— long-term portion	572	387
Restricted cash	4,936	5,980
Other assets	818	776

Total assets	$95,901	$128,101

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,366	$2,059
Accrued liabilities	4,282	3,697
Related party accrued liabilities	408	96
Short-term portion of equipment financing lines	2,608	2,387
Short-term portion of deferred revenue	2,100	2,800

Total current liabilities	10,764	11,039
Long-term portion of equipment financing lines	6,914	8,106
Long-term portion of deferred revenue	—	1,400

Total liabilities	17,678	20,545

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 120,000,000 shares; Issued and outstanding: 28,660,743 shares in 2005 and 28,453,173 shares in 2004	29	28
Additional paid-in capital	243,466	243,239
Deferred stock-based compensation	(2,786)	(4,251)
Accumulated other comprehensive loss	(43)	(188)
Deficit accumulated during the development stage	(162,443)	(131,272)

Total stockholders’ equity	78,223	107,556

Total liabilities and stockholders’ equity	$95,901	$128,101

(1)	The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
 (Unaudited)

					Period from
	Three Months Ended		Nine Months Ended		August 5, 1997
					(date of inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2005	2004	2005	2004	2005
Revenues:
Research and development revenues from related party	$855	$1,449	$3,759	$8,111	$36,024
Research and development, grant and other revenues	300	300	909	1,005	2,725
License revenues from related party	700	700	2,100	2,100	11,900

Total revenues	1,855	2,449	6,768	11,216	50,649

Operating expenses:
Research and development (1)	9,259	9,535	29,835	28,672	170,140
General and administrative (1)	3,325	3,569	9,870	8,688	50,395

Total operating expenses	12,584	13,104	39,705	37,360	220,535

Operating loss	(10,729)	(10,655)	(32,937)	(26,144)	(169,886)
Interest and other income	756	569	2,156	1,159	10,946
Interest and other expense	(128)	(130)	(390)	(393)	(3,503)

Net loss	$(10,101)	$(10,216)	$ (31,171)	$(25,378)	$ (162,443)

Net loss per common share — basic and diluted	$(0.35)	$(0.36)	$(1.09)	$(1.50)
Weighted-average number of shares used in computing net loss per common share — basic and diluted	28,589	28,154	28,494	16,930

(1) Includes the following stock-based compensation charges:

Research and development	$189	$366	$608	$913	$2,666
General and administrative	154	187	483	543	1,550

	$343	$553	$1,091	$1,456	$4,216

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
 (In thousands)
 (Unaudited)

			Period from
	Nine Months Ended		August 5, 1997
			(date of inception)
	September 30,	September 30,	to September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(31,171)	$(25,378)	$(162,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,319	2,460	14,490
Loss on disposal of property and equipment	5	5	322
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	41
Non-cash interest expense	69	69	220
Non-cash expense for acceleration of options	—	—	20
Stock-based compensation	1,091	1,456	4,216
Changes in operating assets and liabilities:
Accounts receivable	—	60	—
Related party accounts receivable	(931)	21	(1,175)
Prepaid and other assets	724	(32)	(2,328)
Accounts payable	(362)	(523)	1,340
Accrued liabilities	652	1,181	4,230
Related party accrued liabilities	311	329	407
Deferred revenue	(2,100)	(2,100)	2,100

Net cash used in operating activities	(29,393)	(22,452)	(138,453)

Cash flows from investing activities:
Purchases of investments	(56,676)	(162,001)	(417,508)
Proceeds from sales and maturities of investments	85,251	92,136	348,788
Purchases of property and equipment	(1,259)	(948)	(20,752)
Proceeds from sale of property and equipment	20	—	44
(Increase) decrease in restricted cash	1,044	1,676	(4,936)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of related party notes receivable	189	—	235

Net cash provided by (used in) investing activities	28,569	(69,137)	(95,275)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	94,004	94,004
Proceeds from sale of common stock to related party	—	7,000	7,000
Proceeds from other issuances of common stock	561	368	2,374
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	(25)	(18)	(66)
Proceeds from equipment financing lines	808	1,307	17,135
Repayment of equipment financing lines	(1,778)	(1,575)	(8,088)

Net cash provided by (used in) financing activities	(434)	101,086	245,531

Net increase (decrease) in cash and cash equivalents	(1,258)	9,497	11,803

Cash and cash equivalents, beginning of period	13,061	10,278	—

Cash and cash equivalents, end of period	$11,803	$19,775	$11,803

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
Comprehensive Loss
     Comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity that are excluded from net loss. Comprehensive loss and its components for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net loss	$(10,101)	$(10,216)	$ (31,171)	$(25,378)
Change in unrealized gain (loss) on investments	52	(16)	145	(151)

Comprehensive loss	$ (10,049)	$(10,232)	$ (31,026)	$(25,529)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreement with GE Capital, the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $4.9 million and $6.0 million at September 30, 2005 and December 31, 2004, respectively, and was classified as restricted cash.
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
     The following table illustrates the effect on net loss and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net loss, as reported	$(10,101)	$(10,216)	$(31,171)	$(25,378)
Add: Stock-based employee compensation expense included in reported net loss	330	377	1,023	1,009
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,003)	(448)	(2,645)	(1,214)

Adjusted net loss	$(10,774)	$(10,287)	$(32,793)	$(25,583)

Net loss per common share, basic and diluted:
As reported	$(0.35)	$(0.36)	$(1.09)	$(1.50)

Adjusted	$(0.38)	$(0.37)	$(1.15)	$(1.51)

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
     The value of employee stock options and employee stock purchase rights was estimated based the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rate	4.02%	3.39%	4.15%	3.44%	2.84%	—	2.84%	—
Volatility	80%	81%	80%	81%	78%	—	78%	—
Expected life (in years)	5	5	5	5	1.29	—	1.29	—
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	—	0.00%	—

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Numerator — net loss	$(10,101)	$(10,216)	$(31,171)	$(25,378)

Denominator:
Weighted-average common shares outstanding	28,641	28,331	28,569	17,134
Less: Weighted-average shares subject to repurchase	(52)	(177)	(75)	(204)

Weighted-average shares used in computing basic and diluted net loss per common share	28,589	28,154	28,494	16,930

     The following outstanding instruments were excluded from the computation of diluted net loss per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	As of September 30,
	2005	2004
Options to purchase common stock	3,255	2,553
Common stock subject to repurchase	44	154
Shares issuable related to the ESPP	96	70
Warrants to purchase convertible preferred stock (as if converted)	50	70

Total shares	3,445	2,847

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
	Nine Months Ended		August 5, 1997
			(date of inception)
	September 30,	September 30,	to September 30,
	2005	2004	2005
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$2,338	$6,940
Purchases of property and equipment through accounts payable	$28	$186	$28
Purchases of property and equipment through trade in value of disposed property and equipment	$—	$6	$125
Penalty on restructuring of equipment financing lines	$—	$—	$475
Conversion of convertible preferred stock to common stock	$—	$133,172	$133,172
Note 4. Related Party Agreements
Research and Development
     In September 2005, the Company’s strategic alliance agreement with GlaxoSmithKline (“GSK”) was amended to provide the Company an expanded role in the research and development of SB-743921, a novel, small molecule inhibitor of kinesin spindle protein. SB-743921 is being developed for the treatment of cancer. Under the terms of the amendment, the Company will lead and fund development activities to explore the potential application of SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma, subject to the option for GSK to resume responsibility for development and commercialization activities for SB-743921 for these indications during a defined period. The amendment also provides for additional pre-commercialization payments to the Company from GSK for the achievement of certain milestones for SB-743921 and increased royalties for net sales of products containing SB-743921 under certain scenarios.
Other
     In March 2005, the Company entered into an amendment to the agreement with Portola Pharmaceuticals, Inc. (“Portola”). Under the amended agreement, the term of the agreement was extended to December 31, 2005 and certain other terms and conditions of the agreement were revised. In addition, the amended agreement provides for the purchase and use of certain equipment by Portola in connection with Portola providing research and related services to the Company, and the Company’s reimbursement to Portola of $0.3 million of costs for the equipment in eight quarterly payments from January 2006 through October 2007.
Note 5. Equipment Financing Line
     On January 1, 2005, the existing $4.5 million equipment line of credit with GE Capital that the Company entered into in January 2004 expired. In March 2005, the line was renewed and the expiration date extended to December 31, 2005. Under the line of credit, the Company can borrow up to $4.5 million. Borrowings under the line are collateralized by associated property and equipment. In the third quarter of 2005, the Company borrowed $0.8 million under the line to finance purchases of property and equipment. As of September 30, 2005, additional borrowings of $2.8 million are available to the Company under the line. In connection with the line of credit, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1 “Organization and Summary of Significant Accounting Policies — Restricted Cash”).
Note 6. Stockholders’ Equity (Deficit)
Warrants
     In connection with prior equipment line of credit financings, the Company previously issued warrants to the lender to purchase preferred stock, which became convertible to common stock upon completion of the Company’s initial public offering on April 29, 2004. In August 2005, warrants to purchase 20,496 shares of common stock were exercised by the lender in a cashless exercise, yielding 14,532 shares of common stock on a net basis.
Note 7. Recent Accounting Pronouncements
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made subsequent to January 1, 2006. The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.
     In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination.” EITF

No. 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. The requirements of EITF No. 05-6 are effective for any future leasehold improvements that are purchased or acquired by the Company.
Note. 8 Subsequent Events
     On October 28, 2005, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Ltd. (Kingsbridge), pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to $75 million, but no more than 5,703,488 shares of our newly-issued common stock during the next three years. Under the terms of the agreement, Cytokinetics will determine the exact timing and amount of any CEFF draw downs, subject to certain conditions of the committed equity financing facility agreement. See – Management Discussion & Analysis – Funding. In connection with the CEFF, we issued a warrant to Kingsbridge to purchase 244,000 shares of our common stock at a price of $9.13 per share. The warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.
     This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: the initiation, progress, timing, scope and anticipated date of completion of preclinical research, clinical trials and development for our drug candidates and potential drug candidates by ourselves, our partners or the National Cancer Institute, or NCI, including potential clinical trials to be conducted by us for SB-743921 under our amended strategic alliance with GlaxoSmithKline, or GSK, the expected dates of initiation of clinical trials for various indications and combination therapies, the anticipated dates of data becoming available from various clinical trials, and completion of patient enrollment, and numbers of patients to be enrolled in clinical trials; the potential benefits of our drug candidates and potential drug candidates; the utility of our biological focus and the broad clinical trials program for our drug candidates for the treatment of cancer; the exercise of our option to co-fund the development of ispinesib (formerly designated SB-715992); the extent to which we co-fund SB-743921 for cancer indications outside of the non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and multiple myeloma indications that are the subject of the amendment to our strategic alliance with GSK; our plans or ability to develop drug candidates or commercialize drugs, such as CK-1827452, with or without a partner; issuance of shares of our common stock under our Committed Equity Financing Facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge; registration for resale of our securities issued under, and in connection with, the CEFF; increasing losses, costs, expenses and expenditures; the sufficiency of existing resources to fund our operations for at least the next 12 months; the scope and size of research and development efforts; potential competitors; anticipated operating losses, capital requirements and our needs for additional financing; future payments under lease obligations and equipment financing lines; expected future sources of revenue and capital; our plans to obtain limited product liability insurance; our plans for strategic alliances; funding by our partners under strategic alliances; and increasing the number of our employees and recruiting additional key personnel.
     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of, our drug candidates, including decisions by GSK or the NCI, to postpone or discontinue development efforts for one or more compounds or indications; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting, current and future strategic partners; our ability to obtain additional financing if necessary; our ability to file a registration statement in a timely manner permitting resale of securities to be issued by us under, and in connection with, the CEFF; Securities and Exchange Commission review of such registration statement; other regulatory review pertaining to our entry into the CEFF, changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.
Overview
     Cytokinetics, Incorporated is a leading biopharmaceutical company, incorporated in Delaware in 1997, focused on the discovery, development and commercialization of novel small molecule drugs that specifically target the cytoskeleton. A number of commonly used drugs and a growing body of research validate the role the cytoskeleton plays in a wide array of human diseases. Our focus on the cytoskeleton enables us to develop novel and potentially safer and more effective drugs for the treatment of these diseases. We believe that our cell biology driven approach and proprietary technologies may enhance the speed, efficiency and yield of our drug discovery and development process. To date, our unique approach has produced two cancer drug candidates, a drug candidate for the treatment of heart failure, and other research programs addressing a variety of other disease areas including high blood pressure and asthma. Our most advanced cancer drug candidate, ispinesib, is the subject of a broad Phase II clinical trials program being conducted by our partner GSK together with the NCI that is designed to evaluate the safety and efficacy in a variety of both solid and hematologic cancers. Currently, GSK is conducting three Phase II clinical trials evaluating the safety and efficacy of ispinesib in non-small cell lung cancer, breast cancer and ovarian cancer. GSK is collaborating with the NCI to conduct six Phase II clinical trials in six other cancer indications. SB-743921, our second cancer drug candidate being jointly developed with GSK, entered Phase I clinical trials in mid-2004. In addition, we initiated a Phase I clinical trial with CK-1827452, a novel drug candidate for the treatment of heart failure, in September of 2005.
     Since our inception in August 1997, we have incurred significant net losses. As of September 30, 2005, we had an accumulated deficit of $162.4 million. We expect to incur substantial and increasing losses for the next several years if:
•	we conduct later-stage development and commercialization of ispinesib;

•	we advance SB-743921 through clinical development for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and multiple myeloma indications, and to the extent we co-fund the development of SB-743921 for the treatment of cancer indications outside the hematologic indications that are the subject of the amendment to our strategic alliance with GSK;

•	we exercise our option to co-fund the development and co-promotion of ispinesib under our strategic alliance with GSK;

•	we advance our novel cardiac myosin activator, CK-1827452 through clinical development for the treatment of heart failure;

•	we advance other potential drug candidates into clinical trials;

•	we expand our research programs and further develop our proprietary drug discovery technologies; and

•	we elect to fund development or commercialization of any drug candidate.
Oncology
     In the third quarter of 2005, in connection with our strategic alliance with GSK, we continued to make progress in advancing our oncology development program for both ispinesib and SB-743921. In addition, we reported ispinesib data from planned interim analyses from the Phase II locally advanced or metastatic breast cancer trial and from the platinum-refractory arm of the non-small cell lung cancer clinical trial. In addition, we announced our signing of an amendment to our Collaboration and License Agreement with GSK regarding the development of SB-743921 for certain hematologic indications.
     The oncology clinical trials program for ispinesib is a broad clinical trials program that consists of nine Phase II clinical trials and five Phase I or Ib clinical trials evaluating the use of ispinesib in a variety of both solid and hematologic cancers. The breadth of this clinical trials program reflects the potential of, and the complexity of developing, a drug candidate such as ispinesib. We expect this approach should help us to identify those tumor types that are the most promising for the continued development of ispinesib. Currently, ispinesib is being studied in eight of nine planned Phase II clinical trials evaluating the safety and efficacy of ispinesib in the treatment of cancer. GSK initiated the first Phase II clinical trial in late 2003 to evaluate ispinesib as a monotherapy in non-small cell lung cancer. In mid and late 2004, GSK initiated two additional Phase II monotherapy clinical trials to evaluate ispinesib in other prevalent tumor types that represent large commercial markets, specifically breast and ovarian cancers. During the first quarter of 2005, the NCI, in conjunction with GSK, began enrollment of patients in two Phase II clinical trials, the first of which is focused on ispinesib for the treatment of colorectal cancer, and the second of which is focused on the first-line treatment of patients with hepatocellular cancer. In the second quarter of 2005, the NCI initiated two additional Phase II clinical trials, one evaluating ispinesib in the first-line treatment of patients with melanoma and the second evaluating ispinesib in the first- or second-line treatment of patients with head and neck cancer. In the third quarter of 2005, the NCI initiated a clinical trial evaluating ispinesib in the second-line treatment of patients with hormone-refractory prostate cancer. We anticipate that the NCI will initiate a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with metastatic renal cell carcinoma. Furthermore, we anticipate that ispinesib may eventually be used in combination therapy regimens utilizing existing cancer drugs. In 2004, GSK initiated Phase Ib clinical trials to evaluate ispinesib in combination with each of three standard anti-cancer therapeutics, docetaxel, capecitabine and carboplatin.
     Phase II clinical trials of ispinesib, sponsored by GSK through our strategic alliance, or by the NCI are as follows:
     Non-Small Cell Lung Cancer: GSK continues to conduct the platinum-sensitive arm of a two-arm international, open-label Phase II monotherapy clinical trial designed originally to enroll up to 35 patients in that arm. This clinical trial was designed to evaluate the safety and efficacy of ispinesib administered at 18 mg/m2 every 21 days in the second-line treatment of patients with both platinum-sensitive and platinum-refractory non-small cell lung cancer. The clinical trial’s primary endpoint is response rate as determined using the widely accepted criteria of tumor mass known as the Response Evaluation Criteria in Solid Tumors, or RECIST. In the second quarter, GSK completed patient treatment in the platinum-refractory treatment arm of this trial. We reported data from a planned interim analysis of the platinum-refractory arm of this study in September 2005. This clinical trial employs a Green-Dahlberg design, which requires the satisfaction of pre-defined efficacy criteria in a treatment arm to allow advancement to the second stage of patient enrollment and treatment in that arm. In the platinum-refractory treatment arm of this clinical trial, the pre-defined efficacy criteria required to move forward to full enrollment were not met. The best overall responses observed in the platinum-refractory treatment arm, as determined using the RECIST criteria, were disease stabilization observed in 5 of 20, or 25%, of evaluable patients. The median time to disease progression for these patients was 12 weeks as compared to 6 weeks in the overall treatment population. The first phase of the platinum-sensitive treatment arm of this clinical trial has not yet reached the interim-analysis point, and we expect data from this arm in the next few months.
     Breast Cancer: GSK continues to conduct an international, Phase II open-label monotherapy clinical trial designed to enroll up to 55 patients evaluating the safety and efficacy of ispinesib at 18 mg/m2 every 21 days in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer whose disease has recurred or progressed despite treatment with anthracyclines and taxanes. The clinical trial’s primary endpoint is response rate as determined using RECIST criteria. We reported data from a planned interim analysis for this clinical trial in September 2005. Based on the data analysis to date, the best overall responses, as determined using the RECIST criteria, have been 3 confirmed partial responses observed among the first 33 evaluable patients. This clinical trial employs a Green-Dahlberg design, which requires the satisfaction of pre-defined efficacy criteria to allow advancement to the second stage of patient enrollment and treatment. In this clinical trial, ispinesib demonstrated sufficient anti-tumor activity to satisfy the pre-defined efficacy criteria required to move forward to the second stage. GSK is now proceeding to full enrollment of 55 evaluable patients in this clinical trial. Final data from this clinical trial are anticipated in the first half of 2006.
     Ovarian Cancer: GSK continues to conduct a Phase II open-label monotherapy clinical trial designed to enroll up to 35 patients evaluating the efficacy of ispinesib at 18 mg/m2 dosed every 21 days in the second-line treatment of patients with advanced ovarian cancer previously treated with a platinum and taxane-based regimen. The primary endpoint of this clinical trial is response rate as determined by RECIST criteria and blood serum levels of the tumor mass marker CA-125. Based on the current rate of patient enrollment, data are anticipated during the first half of 2006.
     Colorectal Cancer: In the first quarter of 2005, the NCI initiated a Phase II clinical trial designed to enroll up to 76 patients evaluating ispinesib in the second-line treatment of patients with colorectal cancer. This open-label monotherapy clinical trial will contain two arms that evaluate different dosing schedules of ispinesib, either infused at 7 mg/m2 on days 1, 8 and 15 of a 28-day schedule or at 18 mg/m2 every 21 days. The primary endpoint is objective response as determined using RECIST criteria.
     Hepatocellular Cancer: In the first quarter of 2005, the NCI initiated a Phase II clinical trial designed to enroll up to 30 patients, evaluating ispinesib in the treatment of patients with hepatocellular cancer that have not been treated with any systemic chemotherapy. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18 mg/m2 every 21 days. The primary endpoint is objective response as determined using RECIST criteria.
     Melanoma: In the second quarter of 2005, the NCI initiated a Phase II clinical trial designed to enroll up to 25 patients, evaluating ispinesib in the treatment of patients with melanoma who may have received adjuvant immunotherapy but no chemotherapy. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18 mg/m2 every 21 days. The primary endpoint is objective response as determined using RECIST criteria.
     Head and Neck Cancer: In the second quarter of 2005, the NCI initiated a Phase II clinical trial designed to enroll up to 33 patients, evaluating ispinesib in the first- or second-line treatment of patients with head and neck cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18 mg/m2 every 21 days. The primary endpoint is objective response as determined using RECIST criteria.
     Prostate Cancer: In the third quarter of 2005, the NCI initiated a Phase II clinical trial designed to enroll up to 40 patients, evaluating ispinesib in the second-line treatment of patients with hormone-refractory prostate cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18 mg/m2 every 21 days. The primary endpoint is objective response as determined by blood serum levels of the tumor mass marker Prostate Specific Antigen.

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
     In addition, the NCI is planning on initiating the following open-label monotherapy Phase II clinical trial of ispinesib:
     Renal Cell Cancer: This Phase II clinical trial is expected to enroll 30 patients and is designed to study ispinesib in the second-line treatment of patients with renal cell cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18 mg/ m2 every 21 days. The primary endpoint is objective response as determined using RECIST criteria.
     We expect that it will take several years before we can commercialize ispinesib, if at all. Accordingly, we cannot reasonably estimate when and to what extent ispinesib will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including the safety and efficacy profile of the drug, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. GSK currently funds the research and development costs associated with ispinesib pursuant to our strategic alliance. We expect to determine whether and to what extent we will exercise our co-funding option during the conduct of our clinical trials for this drug candidate, taking into consideration clinical trial results and our business, finances and prospects at that time. If we exercise our option to co-fund certain later stage development activities associated with ispinesib, our expenditures relating to research and development of this drug candidate will increase significantly.
     During the third quarter of 2005, GSK continued to enroll patients in a dose-escalating Phase I clinical trial evaluating the safety, tolerability, and pharmacokinetics of SB-743921 in advanced cancer patients. We anticipate reporting data from this clinical trial in 2006. Also in the third quarter of 2005, we amended our Collaboration and License Agreement with GSK regarding the development of SB-743921, a second kinesin spindle protein inhibitor. Under this amendment, we plan to expand our role in clinical research and development and the funding of SB-743921 for the indications of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. This amendment provides us the opportunity to explore these additional therapeutic indications for this drug candidate under an expanded development program in parallel with GSK’s continuing efforts for ispinesib and SB-743921 for cancer indications outside the hematologic indications that are the subject of the amendment of our strategic alliance. The clinical trials program for SB-743921 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until the program is successfully completed, regulatory approval is achieved and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when or if this may occur.
     GSK currently funds the research and development costs associated with SB-743921 outside of the indications of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and multiple myeloma. The amendment to the Collaboration and License Agreement provides for us to fund the development of SB-743921 in these hematologic indications. As a result of this amendment and the co-funding of certain later-stage development activities associated with SB-743921, our expenditures relating to research and development of this drug candidate will increase significantly.
Cardiovascular
     We have focused our cardiovascular disease research and development activities on heart failure, a disease most often characterized by compromised contractile function of the heart that impacts its ability to effectively pump blood throughout the body. We have discovered and optimized small molecule compounds that improve cardiac contractility by specifically binding to and activating cardiac myosin, a cytoskeletal protein essential for cardiac muscle contraction.
In March 2005, we chose a drug candidate, CK-1827452, a novel cardiac myosin activator, for further development in our heart failure program. CK-1827452 is orally bioavailable and has demonstrated the ability to increase cardiac contractility in animal models, without increasing intracellular myocyte calcium or inhibiting phosphodiesterase. During the second quarter of 2005, we qualified an investigative site in the United Kingdom for the first clinical trial of CK-1827452, to be conducted under an Investigational Medicinal Product Dossier. During the third quarter of 2005, we initiated a Phase I double-blind, randomized, placebo-controlled, cross-over designed, dose escalation clinical trial with CK-1827452. This Phase I clinical trial is evaluating the safety, tolerability, pharmacokinetics and pharmacodynamic profile of this drug candidate in normal healthy volunteers. This dose-escalating clinical trial will also measure the effects of CK-1827452 on left ventricular function assessed through serial echocardiograms.
     As with our drug candidates in our other programs, the compounds in our heart failure program, including our new drug candidate, are at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any of them. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our heart failure program of approximately $2.8 million, and $11.7 million, respectively, for the three and nine month periods ended September 30, 2005, and $3.3 million and $10.9 million, respectively, for the three and nine month periods ended September 30, 2004. We anticipate that our expenditures relating to research and development of compounds in our heart failure program will increase significantly as we advance CK-1827452 through clinical development.
     The successful development of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including, but not limited to:
•	the uncertainty of the timing of the initiation and completion of patient enrollment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after such trials have been initiated and completed;

•	the possibility of delays in characterization, synthesis or optimization of potential drug candidates in our cardiovascular program;

•	the uncertainty of clinical trial results;

•	the uncertainty of obtaining FDA, or other foreign regulatory agency approval required for new therapies; and

•	the uncertainty related to the development of commercial scale processes and qualification of a commercial scale manufacturing facility.
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
Funding
     To date we have funded our operations primarily through the sale of equity securities, non-equity payments from GSK and AstraZeneca, equipment financings, interest on investments and government grants. We received net proceeds from the sale of equity securities of $94.0 million upon the closing of the initial public offering of our common shares in April 2004, and from August 5, 1997, the date of our inception, through September 30, 2005, we received proceeds from the sale of other equity securities of $116.2 million, excluding sales of equity to GSK. In 2001, under our strategic alliance with GSK, GSK made a $14.0 million upfront cash payment as well as an initial $14.0 million investment in our equity. In April 2004, GSK purchased 538,461 shares of the Company’s common stock at $13.00 per share immediately prior to the closing of our initial public offering for a total price of $7.0 million. GSK also made a $3.0 million equity investment in us in 2003. GSK has also committed to reimburse full time equivalents, or FTEs, through the end of the minimum five-year research term of the strategic alliance, and to make additional payments upon the achievement of certain precommercialization milestones. Cumulatively as of September 30, 2005, we received $29.6 million in FTE and other expense reimbursements and $6.5 million in milestone payments from GSK. Cumulatively as of September 30, 2005, we received $2.2 million in FTE reimbursement from our strategic alliance with AstraZeneca. Cumulatively as of September 30, 2005, we received $17.1 million under equipment financing arrangements. Cash interest earned on investments, excluding amortization and accretion on investments, in the third quarter and first nine months of 2005 was $0.9 million and $3.0 million, respectively, and in the third quarter and first nine months of 2004 was $1.0 million and $2.3 million, respectively. We had no grant revenues year to date in 2005, no grant revenues in the third quarter of 2004, and $0.1 million of grant revenues in the first nine months of 2004.
     GSK has the contractual right to reduce its funding of our FTEs at its discretion, subject to certain agreed minimum levels, in the beginning of each contract year based on the activities of the agreed upon research plan. GSK has agreed to fund worldwide development and commercialization of drug candidates that arise from our strategic alliance and that GSK elects to continue in development, other than the funding for development and commercialization of SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and multiple myeloma indications that are the subject of the amendment to our strategic alliance with GSK. We will earn royalties from sales of any resulting drugs. We retain product-by-product options to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording co-promotion rights in North America. In the event we exercise our co-promotion option, we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.
     In October 2005, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75 million of capital during the next three years. Subject to certain conditions and limitations, from time to time under the CEFF, at our election, Kingsbridge will purchase newly-issued shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15 million. The minimum acceptable volume weighted average price for determining the purchase price at which our stock may be sold in any pricing period is determined by the greater of $3.50 or 85% of the closing price for our common stock on the day prior to the commencement of the pricing period. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 244,000 shares of our common stock at a price of $9.13 per share, which represents a premium over the closing price of our common stock on the date we entered into the CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The CEFF also requires us to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant within 60 days of entering into the CEFF, and to use commercially reasonable efforts to have such registration statement declared effective by the Securities and Exchange Commission within 180 days of our entry into the CEFF. Under the terms of the CEFF, the maximum number of shares we may sell is 5,703,488 (exclusive of the shares underlying the warrant) which, under the rules of the National Association of Securities Dealers, Inc., is approximately the maximum number of shares we may sell to Kingsbridge without approval of our stockholders. This limitation may further limit the amount of proceeds we are able to obtain from the CEFF. We are not obligated to sell any of the $75 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions.
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
Research and Development
     We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses relating to our strategic alliance with GSK consist primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Certain of these costs are reimbursed by GSK on an FTE basis. At this time GSK funds the majority of the costs related to preclinical and clinical development of ispinesib. Under our strategic alliance, as amended, we have the option to co-fund certain later-stage development activities for ispinesib. We have committed to fund certain later-stage development activities for SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma cancer indications that are the subject of the amendment to our strategic alliance with GSK. In addition, we have committed to co-fund certain later-stage development activities for SB-743921 for cancer indications outside of these hematologic indications. This commitment and the potential exercise of any of our co-funding options will result in a significant increase research and development expenses. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs, and depreciation of equipment. We expect to incur research and development expenses to conduct preclinical studies and clinical trials for CK-1827452 and other of our cardiac myosin activator compounds for the treatment of heart failure and in connection with our early research programs in other diseases, as well as the continued advancement of our PUMA system, Cytometrix technologies and our other existing and future drug discovery technologies. During the period from our inception through September 30, 2005, we incurred costs of approximately $46.0 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $55.5 million for our cardiac contractility program, $38.7 million for our proprietary technologies and $29.9 million for all other programs.
General and Administrative Expenses
     General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including but not limited to finance, business and commercial development and strategic planning. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. Now in our second year as a public company, we anticipate continued increases in general and administrative expenses associated with operating as a publicly traded company, such as increased costs for insurance, investor relations and compliance with section 404 of the Sarbanes-Oxley Act of 2002.
Stock Compensation
     In connection with the grant of stock options to employees and non-employees, in prior periods we recorded deferred stock-based compensation as a component of stockholders’ equity.
     Deferred stock compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. We recorded amortization of deferred stock-based compensation related to employee options of $0.3 million and $1.0 million during the third quarter and first nine months of 2005, respectively, and $0.6 million and $1.4 million during the third quarter and first nine months of 2004, respectively.
     The amount of non-cash stock-based compensation expense we record in future periods will increase upon our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R on January 1, 2006.

     We value stock-based compensation related to options granted to non-employees at the date the stock options are granted. We amortize this stock-based compensation as charges to operations over the vesting periods of the options, generally four years. We recorded such non-employee stock-based compensation expense of $13,000 and $68,000 in the third quarter and first nine months of 2005, respectively, and $176,000 and $448,000 in the third quarter and first nine months of 2004, respectively.
Interest and Other Income and Expense
     Interest and other income and expense consist primarily of interest income and interest expense. Interest income is generated primarily from investment of our cash, cash equivalents and investments. Interest expense generally relates to the borrowings under our equipment financing lines.
Results of Operations
Revenues
     We recorded total revenues of $1.9 million and $6.8 million in the third quarter and first nine months of 2005, respectively, compared with total revenues of $2.4 million and $11.2 million in the third quarter and first nine months of 2004, respectively. The decrease in revenues for the third quarter and nine months ended 2005 compared to the same periods in 2004 primarily resulted from changes in related party revenues.
     Research and development revenues from a related party, which refers to revenues from our strategic alliance partner, GSK, were $0.9 million and $3.8 million in the third quarter and first nine months of 2005, respectively, and $1.4 million and $8.1 million in the third quarter and first nine months of 2004, respectively. The decrease in the third quarter of 2005 compared with 2004 primarily resulted from a $0.3 million decrease in funding from GSK in 2005 for FTE and other expense reimbursements and the result of the receipt of a $0.3 million milestone payment from GSK related to the advancement of another mitotic kinesin target in collaborative research in the third quarter of 2004. The decrease for the first nine months of 2005 from 2004 was primarily due to milestone payments of $3.0 million earned from GSK for the initiation of a Phase II clinical trial for ispinesib in the first quarter of 2004, and $0.3 million earned for the advancement of another mitotic kinesin target into collaborative research in the third quarter of 2004, as well as a $1.1 million decrease in 2005 in the FTE and other expense reimbursements from GSK.
Research and Development Expenses
     Research and development expenses decreased to $9.3 million and increased to $29.8 million in the third quarter and first nine months of 2005, respectively, from $9.5 million and $28.7 million in the third quarter and first nine months of 2004, respectively. The reduction in spending in the third quarter of 2005 as compared to the same quarter in 2004 primarily resulted from the timing of expenses associated with laboratory and outside services. The increase in total R&D expenses for the nine months ended September 30, 2005 was attributable to higher spending for the development of our potential drug candidates for the treatment of heart failure as well as expenses related to early research programs. The increase in the first nine months of 2005 compared with 2004 primarily resulted from increases in salary and bonus expenses of $0.7 million and contract and other outside services of $0.4 million.
     Research and development expenses incurred in the third quarter and first nine months of 2005 and 2004 related to the following programs (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Mitotic kinesin inhibitors	$2.1	$1.9	$6.2	$5.0
Cardiac contractility	2.8	3.3	11.7	10.9
Proprietary technologies	1.6	2.0	5.0	6.4
All other research programs	2.8	2.3	6.9	6.4

Total research and development expenses	$9.3	$9.5	$29.8	$28.7

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
     We expect research and development expenditures to continue to increase in the fourth quarter of 2005 and beyond as we advance research and development of our cardiovascular program, for our drug candidate, CK-1827452 and initiate certain clinical trials for SB-743921 under our recently amended strategic alliance with GSK. In addition, research and development expenditures will increase significantly if we exercise our option to co-fund certain later-stage research and development activities relating to ispinesib.
General and Administrative Expenses
     General and administrative expenses were $3.3 million and $9.9 million in the third quarter and first nine months of 2005, respectively, compared with $3.6 million and $8.7 million for the third quarter and first nine months of 2004, respectively. The decrease in the third quarter of 2005 over the comparable period of the prior year primarily resulted from decreases in the following: legal expenses of $0.4 million, salary and bonuses of $0.2 million, partially offset by increases in outside services of $0.2 million and non-income related taxes and fees of less than $0.1 million. The increase in the spending for the first nine months of 2005, compared with the first nine months of 2004 was primarily due to increases in the following: legal expenses of $0.2 million, other outside services of $0.5 million, and non-income related taxes and fees of $0.2 million.
     We expect that general and administrative expenses will continue to increase during the remainder of 2005 and beyond due to increasing payroll related expenses in support of our initial precommercialization efforts, business development costs, our expanding operational infrastructure, compliance with the requirements of section 404 of the Sarbanes-Oxley Act of 2002 and other costs associated with being a public company.
Interest and Other Income and Expense
     Interest and other income was $0.8 million and $2.2 million, respectively, for the third quarter and first nine months of 2005, compared with $0.6 million and $1.2 million in the comparable periods of 2004. The increase in both periods of 2005 compared with the prior year was attributable to higher interest yields in 2005, and to higher average balances of cash and investments in 2005 as a result of proceeds received from our initial public offering in April 2004.
     Interest and other expense in the third quarter and first nine months of 2005 and 2004 were $0.1 million and $0.4 million, respectively. Interest and other expense in each of these periods primarily consisted of interest expense on our equipment financing line of credit.
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through September 30, 2005, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $80.6 million at September 30, 2005 compared with $105.7 million at December 31, 2004, with the decrease occurring due to our use of the proceeds from maturing investments to fund operations.
     Net cash used in operating activities in the first nine months of 2005 was $29.4 million and resulted primarily from a net loss of $31.2 million. This compares with net cash used in operating activities of $22.5 million, and a net loss of $25.4 million, in the first nine months of 2004.
     Net cash provided by investing activities was $28.6 million in the first nine months of 2005 and represented primarily the purchase of investments, net of proceeds from the sales and maturities of investments. In the first nine months of 2004 net cash used in investing activities was $69.1 million and represented primarily the investment of proceeds from our initial public offering in short- and long-term investments, net of proceeds from the sales and maturities of investments. Restricted cash totaled $4.9 million at September 30, 2005 and $6.0 million at December 31, 2004. The balance decreased because our equipment financing lender required a lower security deposit in 2005.
     Net cash used in financing activities of $0.4 million in the first nine months of 2005 represented primarily repayments of our equipment financing line of credit. Net cash provided by financing activities was $101.1 million in the first nine months of 2004, consisting primarily of the net proceeds from our initial public offering of $94.0 million and the issuance of common stock to GSK of $7.0 million.
     On January 1, 2005, the existing $4.5 million equipment line of credit with GE Capital that we entered into in January 2004 expired. In March 2005, the line was renewed and the expiration date extended to December 31, 2005. Under the line of credit, we can borrow up to $4.5 million. Borrowings under the line are collateralized by property and equipment. In the third quarter of 2005, we borrowed $0.8 million under the line to finance purchases of property and equipment. As of September 30, 2005, additional borrowings of $2.8 million are available to us under the line. In connection with the line of credit, we are obligated to maintain a certificate of deposit with the lender.
     As of September 30, 2005, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases	$1,927	$3,922	$3,723	$5,670	$15,242
Equipment financing line	2,608	5,599	1,300	15	9,522

Total	$4,535	$9,521	$5,023	$5,685	$24,764

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
     Under the provisions of our amended agreement with Portola Pharmaceuticals, Inc., or Portola, we are obligated to reimburse Portola for certain equipment costs incurred by Portola in connection with research and related services that Portola provides to us. We began to incur these costs when the equipment became available for use in the second quarter of 2005 and will continue to bear such costs until the expiration date of the agreement, December 31, 2005. Our payments to Portola for such equipment costs, totaling $0.3 million, are scheduled to be made in eight quarterly installments commencing in the first quarter of 2006 and continuing through the fourth quarter of 2007.
     We expect to incur substantial costs as we continue to expand our research programs and related research and development activities. Under the terms of our strategic alliance with GSK, we have options to co-fund certain later-stage development activities for ispinesib. We have committed to fund certain later-stage development activities for SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and multiple myeloma indications that are the subject of the amendment to our strategic alliance with GSK. In addition, we have committed to co-fund certain later-stage development activities for SB-743921 for cancer indications outside of these hematologic indications. This commitment and the potential exercise of any of our co-funding options will result in a significant increase in research and development expenses. We expect to determine whether and to what extent we will exercise our co-funding options based on clinical results and our business, finances and prospects at the time we receive the Phase II clinical trial results for each drug candidate under our strategic alliance with GSK. Research and development expenses for our unpartnered drug discovery programs consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and development, facilities costs and depreciation of equipment. We expect to incur significant research and development expenses as we advance the research and development of our cardiac myosin activators for the treatment of heart failure, initiate human clinical trials of CK-1827452 in 2005, pursue our other early stage research programs in multiple therapeutic areas, and develop our PUMA system, Cytometrix technologies and other proprietary drug discovery technologies.

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	decisions by GSK with regard to continued funding of development of our drug candidates;

•	the level of funding that we may provide for other current or future drug candidates, including CK-1827452 for the treatment of heart failure;

•	the level of funding that we may provide for SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and multiple myeloma;

•	our option to co-fund the development of ispinesib;

•	our level of co-funding for the development of SB-743921 for cancer indications other than Hodgkin’s lymphoma, non-Hodgkin’s lymphoma, and multiple myeloma;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	expanding and advancing our research programs;

•	the hiring of additional employees and consultants;

•	expanding our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.
     We believe that our existing cash and cash equivalents, future payments from GSK and AstraZeneca, interest earned on investments, and proceeds from equipment financings and the potential proceeds from the CEFF will be sufficient to meet our projected operating requirements for at least the next 12 months. If, at any time, our prospects for internally financing our research programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.
Off-balance Sheet Arrangements
     As of September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for using a fair value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. We are required to adopt SFAS No. 123R on January 1, 2006. Upon adoption of SFAS No. 123R, companies are allowed to select one of three alternative transition methods, each of which has different financial reporting implications. Management is currently evaluating the transition methods as well as valuation methodologies and assumptions for employee stock options in light of SFAS No. 123R and Staff Accounting Bulletin 107. Current estimates of option values using the Black-Scholes method (as shown above under “Stock-based Compensation” in Note 1) may not be indicative of results from valuation methodologies ultimately implemented by us upon adoption of SFAS No. 123R.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (APB 20) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made subsequent to January 1, 2006. The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.
     In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination.” EITF No. 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. The requirements of EITF No. 05-6 are effective for any future leasehold improvements we purchase or acquire.

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
Risks Related to Our Business
Our drug candidates are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability and, as a result, you may lose all or part of your investment.
     Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We have incurred operating losses in each year since our inception in 1997 due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs. If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.
We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for at least several years, if ever.
     We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy to the Food and Drug Administration, or FDA, and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Ispinesib, our most advanced drug candidate for the treatment of cancer, SB-743921, our second drug candidate for the treatment of cancer and CK-1827452, our drug candidate for the treatment of heart failure, are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any other drug candidate in preclinical testing or clinical development will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. The development of one or both of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from either of these drug candidates.
     We have funded all of our operations and capital expenditures with proceeds from both private and public sales of our equity securities, strategic alliances with GSK, AstraZeneca and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, future payments from GSK and AstraZeneca, interest earned on investments, proceeds from equipment financings and potential proceeds from the CEFF will be sufficient to meet our projected operating requirements for at least the next 12 months. To meet our future cash requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through debt financing, if available, such financing may involve covenants that restrict our business activities. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. In addition, we cannot assure you that any such funding, if needed, will be available on attractive terms, or at all.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.
     Prior to receiving approval to commercialize any of our drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both sufficiently safe and effective. Before we can commence clinical trials, we must demonstrate through preclinical studies satisfactory product chemistry, formulation, stability and toxicity levels in order to file an investigational new drug application, or IND, (or the foreign equivalent of an IND) to commence clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. Long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates, and satisfactory chemistry, formulation, stability and toxicity levels have not yet been demonstrated for our drug candidates or compounds that are currently the subject of preclinical studies. If our preclinical studies, clinical trials or future clinical trials are unsuccessful, our business and reputation will be harmed and our stock price will be negatively affected.
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
     Clinical trials are very expensive and difficult to design and implement, especially in the cancer and heart failure indications that we are pursuing, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. According to industry sources, the entire drug development and testing process takes on average 12 to 15 years. According to industry studies, the fully capitalized resource cost of new drug development averages approximately $800 million, however, individual trials and individual drug candidates may incur a range of costs above or below this average. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by several factors, including, but not limited to:
•	delays in obtaining regulatory approvals to commence a clinical trial;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment, including as a result of the introduction of alternative therapies or drugs by others;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	adequate supply of clinical trial material;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
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
     Under our strategic alliance with GSK, as amended, GSK is currently responsible for the clinical development and regulatory approval of our drug candidate, ispinesib for all cancer indications, and for our drug candidate SB-743921 for all cancer indications except non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and multiple myeloma. Other than for SB-743921 for these three hematologic cancer indications, GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of these drug candidates, and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities. If the FDA or other regulatory authorities approve these drug candidates, GSK will also be responsible for the marketing and sale of these drugs, with the exception of SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and multiple myeloma. Because GSK is responsible for these functions, we cannot control whether GSK will devote sufficient attention and resources to the clinical trials program or will proceed in an expeditious manner. Under certain circumstances, GSK has discretion to elect whether to pursue the development of our drug candidates or to abandon the clinical trial programs, and, after June 20, 2006, GSK may terminate our strategic alliance for any reason upon nine months prior notice. These decisions are outside our control. Both of our cancer drug candidates being developed by GSK act through inhibition of kinesin spindle protein, or KSP, a protein that is a member of a class of cytoskeletal proteins called mitotic kinesins that regulate cell division, or mitosis, during cell division. Because these drug candidates have similar mechanisms of action, GSK may elect to proceed with the development of only one such drug candidate. If GSK were to elect to proceed with the development of SB-743921 in lieu of ispinesib, and because SB-743921 is at an earlier stage of clinical development than ispinesib, the approval, if any, of a new drug application, or NDA, with respect to a drug candidate from our cancer program would be delayed. In particular, if the initial clinical results of some of our early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of one or both drug candidates, even though the actual number of patients that have been treated is relatively small. Abandonment of one or both of ispinesib and SB-743921 by GSK would result in a delay in or prevent us from commercializing such drug candidates, and would delay or prevent our ability to generate revenues. Disputes may arise between us and GSK, which may delay or cause termination of any clinical trials program, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of our drug candidates does not progress for these or any other reasons, we would not receive further milestone payments from GSK. GSK also has the contractual right to reduce its funding of our FTEs for this program at its discretion, subject to certain agreed minimum levels, in the beginning of each contract year based on the activities of the agreed upon research plan. Even if the FDA or other regulatory agencies approve one or more of our drug candidates, GSK may elect not to proceed with the commercialization of such drugs, or may elect to pursue commercialization of one drug but not others, and these decisions are outside our control. In such event, or in the event that GSK abandons development of any drug candidate prior to regulatory approval, we would have to undertake and fund the clinical development of our drug candidates or commercialization of our drugs, seek a new partner for clinical development or commercialization, or curtail or abandon the clinical development or commercialization programs. If we were unable to do so on acceptable terms, or at all, our business would be harmed, and the price of our common stock would be negatively affected.

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
     Our ability to commercialize drugs that we develop with our partners and that generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. Our partners may not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In particular, we are relying on the NCI to conduct several important clinical trials of ispinesib. The NCI is a government agency and there can be no assurance that the NCI will not modify its plans to conduct such trials or will proceed with such trials diligently. If our partners fail to perform as we expect, our potential for revenue from drugs developed through our strategic alliances, if any, could be dramatically reduced.
Our focus on the discovery of drug candidates directed against specific proteins and pathways within the cytoskeleton is unproven, and we do not know whether we will be able to develop any drug candidates of commercial value.
     We believe that our focus on drug discovery and development directed at the cytoskeleton is novel and unique. While a number of commonly used drugs and a growing body of research validate the importance of the cytoskeleton in the origin and progression of a number of diseases, no existing drugs specifically and directly interact with the cytoskeletal proteins and pathways that our drug candidates seek to modulate. As a result, we cannot be certain that our drug candidates will appropriately modulate targeted cytoskeletal proteins and pathways or produce commercially viable drugs that safely and effectively treat cancer, heart failure or other diseases, or that the results we have seen in preclinical models will translate into similar results in humans. In addition, even if we are successful in developing and receiving regulatory approval for a commercially viable drug for the treatment of one disease focused on the cytoskeleton, we cannot be certain that we will also be able to develop and receive regulatory approval for drug candidates for the treatment of other forms of that disease or other diseases. If we or our partners fail to develop and commercialize viable drugs, we will not achieve commercial success.
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
     In particular, we are aware of an issued U.S patent and at least one pending U.S. patent application assigned to Curis, Inc., or Curis, relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. Curis has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof, and/or methods of their use. We are also aware that two of the Australian applications have been allowed and two of the European applications have been granted. In addition, in Europe, Australia and elsewhere, the grant of a patent may be opposed by one or more parties. We and GSK have each opposed the granting of certain such patent to Curis in Europe and in Australia. Curis or a third party may assert that the sale of ispinesib may infringe one or more of these or other patents. We believe that we have valid defenses against the Curis patents if asserted against us. However, we cannot guarantee that a court would find such defenses valid or that such oppositions would be successful. We have not attempted to obtain a license to this patent. If we decide to obtain a license to this patent, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
     In addition, we are aware of various issued U.S. and foreign patents and pending U.S. and foreign patent applications assigned to Fisher Scientific International, Inc., or Fisher (formerly Cellomics, Inc.), relating to an automated method for analyzing cells. Fisher or a third party may assert that our Cytometrix technologies fall within the scope of, and thus infringe, one or more of these patents. We have received a letter from Fisher notifying us that Fisher believes we may be practicing one or more of their patents and that Fisher offers a use license for such patents through its licensing program. We believe that we have valid defenses to such an assertion. Moreover, the grant of the European patent has been opposed by another company. However, we cannot guarantee that a court would find such defenses valid or that such opposition would be successful. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
     Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck & Co., Inc., or Merck). Further development of these products could be impacted by these patents and result in the expenditure of significant legal fees.

     If a third party claims that our actions infringe on their patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including, but not limited to:
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
     Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings and strategic alliances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or future commercialization initiatives.
We have limited capacity to carry out our own clinical trials in connection with the development of our drug candidates and potential drug candidates, and to the extent we elect to develop a drug candidate without a strategic partner we will need to expand our development capacity, and we will require additional funding.
     The development of drug candidates is complicated, and requires resources and experience for which we currently have limited resources. Currently, we generally rely on our strategic partners to carry out these activities for certain of our drug candidates that are in clinical trials. We do not have a partner for our cardiac myosin activator drug candidate, CK-1827452, and, in the event GSK elects to terminate its development efforts, we do not have an alternative partner for our cancer drug candidates. Pursuant to the amendment of our Collaboration and License Agreement with GSK, we may initiate and conduct clinical trials of SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and multiple myeloma. For the clinical trials we conduct with SB-743921 for these hematologic indications, under the terms of our amended agreement with GSK, we plan to rely on contactors for the manufacture and distribution of clinical supplies. To the extent we decide to initiate clinical trials for a drug candidate without support from a strategic partner, as we have done with our drug candidate, CK-1827452, from our heart failure program, and we initiate clinical trials for SB-743921 pursuant to the amendment of our strategic alliance with GSK, we will need to develop additional skills, technical expertise and resources necessary to carry out such development efforts on our own or through the use of other third parties, such as contract research organizations, or CROs.
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
     If we fail to develop additional skills, technical expertise and resources necessary to carry out the development of our drug candidates, or if we fail to effectively manage our CROs carrying out such development, the commercialization of our drug candidates will be delayed or prevented.
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
     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates that are under development. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on our partner, GSK, to manufacture supply, store and distribute drug supplies for the ispinesib clinical trials. For our drug candidate CK-1827452,and SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma, and multiple myeloma we currently rely on a limited number of contract manufacturers, and, in particular, we expect to rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. In addition, we anticipate continued reliance on a limited number of contract manufacturers. Any performance failure on the part of our existing or future contract manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues.
     Our drug candidates require precise, high quality manufacturing. Our failure or our contract manufacturer’s failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards; however, we do not have control over contract manufacturers’ compliance with these regulations and standards. If one of our contract manufacturers fails to maintain compliance, the production of our drug candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. Additionally, our contract manufacturer must pass a preapproval inspection before we can obtain marketing approval for any of our drug candidates in development.
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
     Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly James H. Sabry, M.D., Ph.D., our President and Chief Executive Officer, Robert I. Blum, our Executive Vice President, Corporate Development and Commercial Operations and Chief Business Officer, Andrew A. Wolff, M.D., F.A.C.C., our Senior Vice President, Clinical Research and Chief Medical Officer, Sharon A. Surrey-Barbari, our Senior Vice President, Finance and Chief Financial Officer, David J. Morgans, Ph.D., our Senior Vice President of Drug Discovery and Development, and Jay K. Trautman, Ph.D., our Vice President of Discovery Biology and Technology. The employment of these individuals and our other personnel is terminable at will with short or no notice. We carry key person life insurance on James H. Sabry. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.
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
     We compete with companies that are also developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cancer and cardiovascular, infectious and other diseases. For example, with respect to cancer, Bristol-Myers Squibb’s Taxol, Sanofi Aventis Pharmaceuticals Inc.’s Taxotere, and generic equivalents of Taxol are currently available on the market and commonly used in cancer treatment. Furthermore, we are aware that Merck, Chiron Corp. and Bristol-Myers Squibb are conducting research focused on KSP and other mitotic kinesins. In addition, Bristol-Myers Squibb, Merck, Novartis and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis. With respect to heart failure, we are aware of a potentially competitive approach being developed by Orion in collaboration with Abbott Laboratories.
     Our competitors may:
•	develop drug candidates and market drugs that are less expensive or more effective than our future drugs;

•	commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates;

•	obtain proprietary rights that could prevent us from commercializing our products;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances;

•	take advantage of acquisition or other opportunities more readily than we can;

•	develop drug candidates and market drugs that increase the levels of safety or efficacy or alter other drug candidate profile aspects that our drug candidates need to show in order to obtain regulatory approval; and

•	introduce therapies or market drugs that render the market opportunity for our potential drugs obsolete.
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
     If our competitors market drugs that are less expensive, safer or more efficacious than our potential drugs, or that reach the market sooner than our potential drugs, we may not achieve commercial success. In addition, the life sciences industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change we may be unable to compete effectively. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.
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
     Regulatory approval of an NDA or NDA supplement, is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA also has substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:
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
     If we conduct clinical trials in humans, we face the risk that the use of our drug candidates will result in adverse effects. We currently maintain product liability insurance in the amount of $10.0 million with a $5,000 deductible per occurrence. We cannot predict the possible harms or side effects that may result from our clinical trials. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage.
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
     Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from those materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. Compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts.
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
     The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause this volatility in the market price of our common stock include, but are not limited to:
•	results from, and any delays in, the clinical trials programs for our drug candidates for the treatment of cancer and heart failure, including the clinical trials for ispinesib and SB-743921 for cancer, and for CK-1827452 for heart failure, and including delays resulting from slower than expected patient enrollment in such trials;

•	delays in or discontinuation of the development of any of our drug candidates by GSK;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	delays or other developments in establishing new strategic alliances;

•	announcements concerning our strategic alliances with GSK or AstraZeneca or future strategic alliances;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare reimbursement policies;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; and

•	volatility in the stock prices of other companies in our industry.

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
     As of September 30, 2005, our executive officers, directors and their affiliates beneficially owned or controlled approximately 39% percent of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq National Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 for the year ended December 31, 2005 requires the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. While we are expending significant resources on the required documentation and testing procedures required by Section 404, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us and we may be harmed.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table summarizes employee stock repurchase activity for the three months ended September 30, 2005:

(d) Maximum
			(c) Total Number of	Number of
			Shares	Shares that
	(a) Total		Purchased	May Yet Be
	Number of	(b) Average	as Part of Publicly	Purchased
	Shares	Price Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs
July 1 to July 31, 2005	—	—	—	—
August 1 to August 31, 2005	—	—	—	—
September 1 to September 30, 2005	1,658	$1.20	—	—

Total	1,658	$1.20	—	—

     The total number of shares repurchased represents shares of our common stock that we repurchased from employees upon termination of employment. As September 30, 2005, approximately 44,185 shares of common stock held by employees and service providers remain subject to repurchase by us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     In November 2005, the Company’s President and Chief Executive Officer, James H. Sabry, our Vice President of Discovery Biology and Technology, Jay K. Trautman, and a member of our Board of Directors, James Spudich Ph.D, established stock trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. Dr. Sabry’s plan provides for the exercise of options to purchase up to 240,000 shares of our common stock and the sale of such shares on pre-determined dates for a one-year period commencing February 8, 2006. Dr. Trautman’s plan provides for the exercise of options to purchase up to 30,000 shares of our common stock and sale of up to 20,000 shares of common stock on pre-determined dates for a seventeen month period commencing February 11, 2006. Dr. Spudich’s plan provides for the sale of up to 26,400 shares of common stock on pre-determined dates for a one-year period commencing February 1, 2006. The transactions under the plans will be disclosed publicly, as applicable, through Form 144 and Form 4 filings with the Securities and Exchange Commission.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation.

3.2*	Amended and Restated Bylaws.

4.1*	Specimen Common Stock Certificate.

4.2*	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant.

4.3*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.

4.4*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.

4.5*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.

4.6*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.

Exhibit
Number	Exhibit Description
4.7*	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.

4.8*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.

4.9*	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation.

4.10*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.

4.11*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P.

4.12*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust.

4.13*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc.

4.14*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.

10.56	Amendment to the Collaboration and License Agreement with GlaxoSmithKline, effective as of September 21, 2005, by and between the Registrant and Glaxo Group Limited.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2005	CYTOKINETICS, INCORPORATED (Registrant)
/s/ James H. Sabry
James H. Sabry
President, Chief Executive Officer and Director (principal executive officer)

/s/ Sharon Surrey-Barbari
Sharon Surrey-Barbari
Senior Vice President, Finance and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation.

3.2*	Amended and Restated Bylaws.

4.1*	Specimen Common Stock Certificate.

4.2*	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant.

4.3*	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.

4.4*	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.

4.5*	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.

4.6*	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.

4.7*	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.

4.8*	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.

4.9*	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation.

4.10*	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.

4.11*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P.

4.12*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust.

4.13*	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc.

4.14*	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.

10.56	Amendment to the Collaboration and License Agreement with GlaxoSmithKline, effective as of September 21, 2005, by and between the Registrant and Glaxo Group Limited.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.