Form 10-K
period 2005-12-31
CYTOKINETICS INC
filed 2006-03-10
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50633

CYTOKINETICS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-3291317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
James Sabry
Chief Executive Officer
280 East Grand Avenue
South San Francisco, CA 94080
(650) 624-3000
(Address, including zip code, or registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated file ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $106.0 million computed by reference to the last sales price of $6.94 as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2005. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 28, 2006 was 35,565,952 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K
Year Ended December 31, 2005

PART I

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	the initiation, progress, timing, scope and anticipated date of completion of preclinical research, clinical trials and development for our drug candidates and potential drug candidates by ourselves, our strategic partners or the National Cancer Institute, or NCI, including potential clinical trials to be conducted by us for our drug candidate SB-743921 under our strategic alliance with GlaxoSmithKline, or GSK, and by us for our drug candidate CK-1827452, the expected dates of initiation of various clinical trials for our drug candidates, the anticipated dates of data becoming available from various clinical trials and completion of patient enrollment and the numbers of patients to be enrolled in these clinical trials;

•	the exercise of our options to co-fund the development of one or both of ispinesib (formerly designated SB-715992), a drug candidate, and GSK-923295, a potential drug candidate;

•	the extent to which we co-fund SB-743921 for cancer indications outside of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma;

•	our plans or ability to develop drug candidates, such as CK-1827452, or commercialize drugs with or without a partner, including our intention to build clinical development and sales and marketing capabilities;

•	the potential benefits of our drug candidates and potential drug candidates;

•	the utility of the clinical trials programs for our drug candidates, including, but not limited to, for the treatment of cancer;

•	the size and growth of expected markets for our potential drugs;

•	market acceptance of our potential drugs;

•	the utility of our biological focus and, specifically, of our focus on the cytoskeleton;

•	issuance of shares of our common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge;

•	increasing losses, costs, expenses and expenditures;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	the scope and size of research and development efforts and programs;

•	our ability to protect our intellectual property and avoid infringing the intellectual property rights of others;

•	potential competitors and potential competitive products;

•	our financial guidance, including expected revenues, research and development and general and administrative expenses for 2006;

•	anticipated operating losses, capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	expected future sources of revenue and capital;

•	our plans to obtain limited product liability insurance;

•	our plans for strategic alliances;

•	receipt of milestone payments and other funds from our strategic partners under strategic alliances; and

•	increasing the number of our employees and recruiting additional key personnel.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of, our drug candidates, including decisions by GSK or the NCI to postpone or discontinue development efforts for one or more compounds or indications;

•	difficulties or delays in patient enrollment for our clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials);

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to obtain additional financing if necessary;

•	the timing and receipt of funds by us under our strategic alliances;

•	our ability to maintain the effectiveness of current public information under our registration statement permitting resale of securities to be issued to Kingsbridge by us under, and in connection with, the CEFF;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

When used in this Annual Report, unless otherwise indicated, “Cytokinetics,” “the Company,” “we,” “our” and “us” refers to Cytokinetics, Incorporated.

CYTOKINETICS, our logo used alone and with the mark CYTOKINETICS, and CYTOMETRIX are registered service marks and trademarks of Cytokinetics. PUMA is a trademark of Cytokinetics. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Item 1.	Business

Overview

Cytokinetics, Incorporated is a biopharmaceutical company, incorporated in Delaware in 1997, focused on the treatment of cancer and cardiovascular disease. We currently have three novel small molecule drug candidates in clinical development and two novel small molecule potential drug candidates currently in preclinical development, including an alternative formulation of one of our current drug candidates. We anticipate one of these potential drug candidates will proceed to clinical development in 2006, and the other in 2007. These drug candidates and potential drug candidates are currently being evaluated or are expected to be evaluated during 2006 in up to 20 human clinical trials. Our clinical pipeline consists of two drug candidates and a potential drug candidate for the treatment of cancer, a drug candidate for the treatment of heart failure in an intravenous formulation and a potential drug candidate for the treatment of chronic heart failure via oral administration.

Our most advanced cancer drug candidate, ispinesib (formerly designated SB-715992), is the subject of a broad Phase II clinical trials program being conducted by our strategic alliance partner, GSK together with the NCI, designed to evaluate its effectiveness in multiple tumor types. Currently, GSK is conducting three Phase II clinical trials evaluating the effectiveness of ispinesib in non-small cell lung cancer, breast cancer and ovarian cancer. GSK is collaborating with the NCI in conducting six Phase II clinical trials in six other cancer indications. SB-743921, our second drug candidate for the treatment of cancer, is the subject of an on-going Phase I clinical trial being conducted by GSK. We expect to initiate a Phase I/II clinical trial of SB-743921 in non-Hodgkin’s lymphoma in the first quarter of 2006. GSK-923295, our third potential drug candidate for the treatment of cancer, is currently in preclinical development under our strategic alliance. We expect that GSK will initiate Phase I clinical trials for GSK-923295 in 2007.

Our drug candidate for the treatment of heart failure in an intravenous formulation, CK-1827452, entered a Phase I clinical trial in 2005. We plan to initiate a Phase II clinical trials program for this drug candidate beginning in the second half of 2006. CK-1827452 is also currently in preclinical development as a potential drug candidate for the treatment of chronic heart failure via oral administration. We plan to initiate an oral bioavailability Phase I clinical trial for CK-1827452 in the second half of 2006. We retain worldwide development and commercialization rights for CK-1827452 in both intravenous and oral formulations.

Ispinesib, SB-743921 and GSK-923295 are being developed under our strategic alliance with GSK, which is focused on novel small molecule therapeutics targeting human mitotic kinesins for applications in the treatment of cancer and other diseases. We have options to co-fund late stage clinical development for these drug candidates and to co-promote such co-funded products in North America. We also have the right to conduct clinical development of SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma.

Our lead development programs are focused in two significant markets: the treatment of cancer and heart failure. Each year in the United States, over 1.3 million people are diagnosed with cancer and over a half a million people die from cancer. The market for chemotherapeutic drugs used in the treatment of cancer was estimated to be over $12.6 billion in the United States in 2004. The anti-mitotic market, to which our cancer drug candidates are directed, represents approximately 35% of this market.

Heart failure is a widespread and debilitating syndrome affecting approximately 5 million people in the United States alone. Heart failure is one of the most common primary discharge diagnoses identified in hospitalized patients over the age 65 in the United States. The worldwide market for heart failure drugs was approximately $2.7 billion in 2001. The limited effectiveness of current therapies points to the need for next-generation agents with improved efficacy without increased adverse events.

All of our drug candidates and potential drug candidates were discovered by leveraging our drug discovery expertise focused on the cytoskeleton. We believe that our knowledge of the cytoskeleton enables us to develop novel and potentially safer and more effective classes of drugs directed at the treatment of cancer, cardiovascular disease and other diseases. We have developed a cell biology driven approach and proprietary technologies to evaluate the function of many interacting proteins in the complex environment of the intact human cell. We expect to continue to identify additional potential drug candidates that may be suitable for clinical development.

The following chart shows the status of our preclinical and clinical programs as of February 28, 2006:

(1)	Conducted by or planned to be conducted by GSK.

(2)	Conducted by or planned to be conducted by the NCI.

(3)	Conducted by or planned to be conducted by Cytokinetics.

In addition to the above preclinical and clinical programs, we also have other research programs that we believe may contribute to our development pipeline over time.

Our drug discovery platform is based on our advanced understanding of the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. The cytoskeleton is one of a few biological areas with broad potential for drug discovery and development and has been scientifically and commercially validated in a wide variety of human diseases. For example, the cytoskeleton plays a fundamental role in cell proliferation, and cancer is a disease of unregulated cell proliferation. Hence, small molecule inhibitors of these cytoskeletal proteins may prevent cancer cells from proliferating. As another example, a structure in the cytoskeleton of the cardiac muscle cell called the cardiac sarcomere plays a fundamental role in cardiac contraction. Heart failure is a syndrome often caused by reduced cardiac contractility. We have discovered and are developing small molecules that are designed to activate the cardiac sarcomere and to cause increased cardiac contractility as a potential new way to manage heart failure.

However, the broad role that the cytoskeleton plays in human cell physiology may enable our drug discovery activities to be directed to potentially address other medical conditions. For instance, our other research activities focused on the cytoskeleton include the discovery and characterization of compounds designed to inhibit selectively the cytoskeletal structure involved in the contraction of smooth muscle cells lining the walls of arteries. We are evaluating these compounds in animal models for the potential treatment of hypertension, a disease in which elevated blood pressure may be decreased by relaxation of the arterial smooth muscle. In addition, our cell technologies platform, one module of which is based on our knowledge of the mechanics and regulation of cell cycle progression, has enabled the discovery of compounds that may have a unique mechanism for inhibiting cell proliferation and may have future application for the treatment of cancer.

We selectively seek partners and strategic alliances that enable us to maintain financial and operational flexibility while retaining significant economic and commercial rights to our drug candidates. For example, in June 2001, we formed a strategic alliance with GSK to discover, develop and commercialize novel small molecule drugs targeting KSP and certain other mitotic kinesins for applications in the treatment of cancer and other diseases. Under the terms of the Collaboration and License Agreement, GSK made a $14.0 million upfront cash payment and an initial $14.0 million equity investment. GSK also committed to reimburse our FTEs conducting research in connection with the strategic alliance for a minimum five year research term, and to make additional milestone payments and pay royalties based on product sales. GSK made subsequent equity investments in our preferred and common stock prior to our initial public offering. GSK is generally responsible for worldwide development of drug candidates and commercialization of drugs arising from the strategic alliance but we retain a product-by-product option to co-fund certain later-stage development activities in exchange for a higher royalty rate and a further option to secure co-promotion rights in North America. If we exercise our co-promotion option for a drug candidate, we are entitled to receive reimbursement from GSK for certain sales force costs that we may incur in support of our commercial activities. In 2005, we amended our Collaboration and License Agreement with GSK to give us additional rights to conduct clinical trials and to commercialize SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. Under the amendment, we exercised our co-funding option for SB-743921 and may also receive additional pre-commercialization payments from GSK based on the achievement of certain milestones for SB-743921 for these indications and, under certain scenarios, increased royalties from GSK on net sales of products containing SB-743921.

In addition to our strategic alliance with GSK, we have had joint technology development activities with each of Eisai Research Institute, Novartis Pharma AG, Tularik Inc. and Vertex Pharmaceuticals, Inc. that have supported the continued development and further validated our proprietary research technologies. In December 2003, we entered into a strategic alliance with AstraZeneca to fund and participate in the development of a new application of our Cytometrix® technologies for use by both parties. Through December 31, 2005, we received $2.4 million in FTE reimbursement payments from AstraZeneca.

We plan to build commercial capabilities to address markets characterized by severe illnesses, significant patient populations and concentrated customer groups. For example, should any of ispinesib, SB-743921 or GSK-923295 be approved for the treatment of cancer, we would intend to establish sales and marketing capabilities under our strategic alliance with GSK to support the future commercialization of one or more of them in North America. In addition, should CK-1827452 or any compounds arising out of our cardiovascular program be approved for the treatment of heart failure, we intend to develop the sales and marketing capabilities necessary to support the commercialization of these potential drugs in North America. In markets for which customer groups are not concentrated, we intend to seek strategic alliances for the development and commercialization of drug candidates while retaining significant financial interests.

Oncology Program

One of our major development programs is focused on cancer, a disease of unregulated cell proliferation. Each of our cancer drug candidates, ispinesib and SB-743921 is a structurally distinct small molecule that interferes with cell proliferation and promotes cancer cell death by specifically inhibiting kinesin spindle protein, or KSP. KSP is a mitotic kinesin that acts early in the process of cell division, or mitosis, during cell proliferation and is responsible for the formation of a functional mitotic spindle. Our potential drug candidate for cancer, GSK-923295, is directed against a second mitotic kinesin, centromere-associated protein E, or CENP-E. We initially discovered, characterized and optimized the various chemical series that led to ispinesib, SB-743921 and GSK-923295 in our research laboratories. They are now being developed through our strategic alliance with GSK. Ispinesib is currently the subject of a broad Phase II clinical trials program being conducted by GSK and the NCI designed to evaluate efficacy against multiple tumor types. GSK initiated a Phase I clinical trial for SB-743921 in mid-2004, and we intend to initiate a Phase I/II clinical trial of SB-743921 under the strategic alliance in the first quarter of 2006. We expect GSK to file an investigational new drug application, or IND, for GSK-923295 in 2006. We are also pursuing other compounds for the treatment of cancer, both within our strategic alliance with GSK and on our own.

Market Opportunity.  Each year over 1.3 million new patients are diagnosed with primary malignant solid tumors or hematological cancers in the United States. Five common cancer types — non-small cell lung, breast, ovarian, prostate and colorectal cancers — represent approximately 60% of all new cases of cancer in the United States each year and account for more than 50% of all cancer deaths in the United States. Annually, over half a million people die from cancer. The prognosis for some types of cancer is more severe, such as acute myeloid leukemia, non-small cell lung and hepatocellular cancer, where the ratio of cancer-related deaths to newly diagnosed cases per year is greater than 75%.

The current market for cancer drugs in the United States is estimated to be $12.6 billion. Within this market, we estimate that sales of drugs that inhibit mitosis, or anti-mitotic drugs, such as taxanes, most notably paclitaxel from Bristol-Myers Squibb, or BMS, and docetaxel from Sanofi-Aventis Pharmaceuticals Inc., comprise a large portion, approximately 35%, of the commercial market for cancer drugs. Sales in the United States from the taxanes alone have been estimated to be approximately $3.4 billion in 2004.

Since their introduction over 30 years ago, anti-mitotic drugs have advanced the treatment of cancer and are commonly used for the treatment of several tumor types. However, these drugs have demonstrated no treatment benefit against certain tumor types, such as colorectal and other tumors. In addition, these drugs target tubulin, a cytoskeletal protein that is essential not only to cell proliferation but also to other important cellular functions, potentially resulting in side effects. The inhibition of these other cellular functions produces dose-limiting toxicities such as peripheral neuropathy, an impairment of the peripheral nervous system. Neuropathies result when these drugs interfere with the dynamics of microtubule filaments that are responsible for the long-distance transport of important cellular components within nerve cells.

Our Approach.  Mitotic kinesins form a diverse family of cytoskeletal proteins that, like tubulin, facilitate the mechanical processes required for mitosis and cell proliferation. We have pharmaceutically characterized each of the 14 human mitotic kinesins that function in the pathway that enables cell division. In our oncology program directed towards inhibitors of mitotic kinesins, we have screened each mitotic kinesin and identified small molecule inhibitors of most of them. We believe that this comprehensive approach to screening the complete mitotic kinesin pathway allowed us to identify a number of drug candidates that may have diverse clinical utilities. The first mitotic kinesin in this pathway, and the one upon which we have focused a majority of our research and development efforts, is KSP. In the past few years, we also focused our research efforts on a second mitotic kinesin, CENP-E.

We believe that drugs inhibiting KSP, CENP-E and other mitotic kinesins represent the next generation of anti-mitotic cancer drugs. Mitotic kinesins are essential to mitosis, and, unlike tubulin, appear to have no role in unrelated cellular functions. In addition, they are expressed only in proliferating cells. We believe drugs that inhibit KSP, CENP-E and other mitotic kinesins can arrest mitosis and cell proliferation without significantly impacting unrelated, normal cellular functions, avoiding many of the toxicities commonly experienced by patients treated with existing anti-mitotic cancer drugs, and potentially overcoming cancer resistance mechanisms commonly seen with other marketed anti-mitotic drugs.

Our small molecule inhibitors of KSP and CENP-E are highly potent and specific. We have performed detailed biochemical studies to understand the precise molecular mechanism by which our drug candidates inhibit KSP and CENP-E activity. By inhibiting KSP, a cell cannot undertake the early steps of mitosis, the separation of the two poles of the mitotic spindle. As a result, a monopolar mitotic spindle is created. Interruption of proper cell division through this mechanism in cancer cells results in cell death. In preclinical research, our drug candidates caused shrinkage of tumor size or reduction in tumor growth rates in more than ten different animal models, including cancers of the colon, lung, breast, ovary, pancreas and prostate and sarcomas and leukemias. These models reveal favorable results for our drug candidates in comparison to existing drugs such as irinotecan, topotecan, gemcitabine, paclitaxel, vinblastine and cyclophosphamide. Based on our preclinical data, we believe that our KSP inhibitor drug candidates may have the potential to expand the range of tumor types susceptible to this anti-mitotic treatment.

Alternatively, by inhibiting CENP-E, the dividing cell cannot proceed through the later stages of mitosis. These cells then undergo cell death. In preclinical animal models of human cancer, GSK-923295 causes significant reductions in tumor size when administered as monotherapy.

We have identified, characterized and optimized several distinct structural classes of KSP and CENP-E inhibitors. We and GSK have also characterized several other mitotic kinesin inhibitors that may be researched further for their therapeutic potential. We believe that our cancer drug candidates may be safer, more effective and treat a wider variety of tumor types than current anti-mitotic drugs. In addition, preclinical data on ispinesib indicate that this compound may have an additive effect in certain combination regimens with existing cancer drugs. Potential advantages of our drug candidates and potential drug candidate include:

•	Broad therapeutic potential. Our preclinical testing indicates that ispinesib, SB-743921 and GSK-923295 cause tumor regression in the form of partial response, complete response or tumor growth inhibition in a variety of tumor types. This is consistent with the important role that mitotic kinesins play in cell proliferation in all tumor types.

•	Safety profile. Preclinical testing of ispinesib, SB-743921 and GSK-923295 and Phase I clinical trials of ispinesib and SB-743921 indicate that these compounds have fewer toxicities than many existing cancer drugs. The preclinical studies indicate that the primary toxicities are temporary, limited to gastrointestinal side effects and a reduction in bone marrow function. In Phase I clinical trials of ispinesib and SB-943921, the major dose limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell. We observed limited or no evidence of drug-related toxicities to the nervous system, heart, lung, kidney or liver. We believe that this safety profile could enable higher dosing of ispinesib and SB-743921 and increase the therapeutic value of our two KSP inhibitors relative to other anti-mitotic drugs.

Current Program Status.  In 2005, in connection with our strategic alliance with GSK, we made progress in advancing our oncology development program for ispinesib, SB-743921 and GSK-923295. In addition, we reported ispinesib data from planned interim analyses from the Phase II locally advanced or metastatic breast cancer trial and from the platinum-refractory arm of the non-small cell lung cancer clinical trial and enrollment continued in six other Phase II and five other Phase I/Ib clinical trials for ispinesib. During 2005, GSK continued to enroll patients in a dose-escalating Phase I clinical trial of SB-743921, our second KSP inhibitor. This trial is designed to evaluate the safety, tolerability and pharmacokinetics of SB-743921 in advanced cancer patients. In addition, we announced our signing of an amendment to our Collaboration and License Agreement with GSK regarding the development of SB-743921 for certain hematologic cancer indications. Also, in December 2005, GSK selected a novel small molecule development candidate, GSK-923295, directed against a second mitotic kinesin, CENP-E, which may have therapeutic potential for the treatment of cancer and is now in preclinical development.

Ispinesib

Ispinesib, our lead oncology drug candidate, is a novel small molecule designed to inhibit cell proliferation and promote cancer cell death by specifically disrupting the function of KSP. This drug candidate is being studied in a broad clinical trials program consisting of nine Phase II clinical trials, eight of which are currently being conducted and one of which is planned to be initiated in 2006, and five Phase I/Ib clinical trials evaluating the use of ispinesib in a variety of both solid and hematologic cancers. The breadth of this clinical trials program reflects the potential of, and the complexity of developing, a drug candidate such as ispinesib. We expect this approach should help us to identify those tumor types that are the most promising for the continued development of ispinesib.

Ispinesib is believed to work by inhibiting KSP, which is a mitotic kinesin. Mitotic kinesins are cytoskeletal proteins that are essential for cell proliferation, a process that when unregulated results in tumor growth. KSP plays no known role outside of cell proliferation. Current drugs that inhibit cell proliferation, such as paclitaxel and docetaxel, are standard treatments for many types of cancers. However, these drugs target tubulin, a cytoskeletal protein that is essential not only to cell proliferation but also to other important cellular functions, potentially resulting in side effects. Because the preclinical and clinical data collected to date suggest that ispinesib inhibits only actively proliferating cells, we believe it may offer a lower incidence of toxicities compared to anti-cancer agents that affect a wider array of cellular functions, such as paclitaxel and docetaxel. In addition, ispinesib’s novel mechanism of action may render this drug candidate effective against a broader range of tumor types, including chemoresistant tumors, when compared to certain existing cancer drugs, such as paclitaxel and docetaxel.

Interim data from an ongoing Phase II clinical trial of ispinesib were presented at the 2005 San Antonio Breast Cancer Symposium. The presentation highlighted results from an ongoing Phase II clinical trial that is designed to assess the safety, tolerability and efficacy of ispinesib in patients with locally advanced or metastatic breast cancer refractory to anthracyclines and taxanes. At the time of the interim analysis, the best overall responses observed with ispinesib had been partial responses in 3 of 33 evaluable patients as measured by RECIST criteria. These three patients had maximum decreases in tumor size ranging from 46% to 68% with the duration of response ranging from 7.1 weeks to 13.4 weeks. The overall response rate for all 33 evaluable patients was 9% with a median time to progression of 5.7 weeks. The adverse events were manageable, predictable and consistent with the Phase I clinical trial experience of ispinesib. The most common adverse event was Grade 4 neutropenia. This clinical trial has progressed to the second stage of enrollment in which an additional 25 patients are planned to be evaluated.

Currently, ispinesib is being studied in eight of nine planned Phase II clinical trials evaluating its safety and efficacy in the treatment of cancer. GSK initiated the first Phase II clinical trial in late 2003 to evaluate ispinesib as a monotherapy in non-small cell lung cancer. In mid and late 2004, GSK initiated two additional Phase II monotherapy clinical trials to evaluate ispinesib in other prevalent tumor types that represent large commercial markets, specifically breast and ovarian cancers. The NCI is conducting clinical trials of ispinesib in conjunction with GSK. During the first quarter of 2005, the NCI began enrollment of patients in two Phase II clinical trials, the first of which is evaluating ispinesib for the treatment of colorectal cancer, and the second of which is evaluating ispinesib for the first-line treatment of patients with hepatocellular cancer. In the second quarter of 2005, the NCI initiated two additional Phase II clinical trials, one evaluating ispinesib for the first-line treatment of patients with melanoma and the second evaluating ispinesib for the first- or second-line treatment of patients with head and neck cancer. In the third quarter of 2005, the NCI initiated a clinical trial evaluating ispinesib for the second-line treatment of patients with hormone-refractory prostate cancer. We anticipate that the NCI will initiate a Phase II clinical trial in 2006 evaluating ispinesib for the second-line treatment of patients with metastatic renal cell carcinoma. Furthermore, we anticipate that ispinesib may eventually be used in combination therapy regimens utilizing existing cancer drugs. In 2004, GSK initiated Phase Ib clinical trials to evaluate ispinesib in combination with each of three standard anti-cancer therapeutics: docetaxel, capecitabine and carboplatin.

We are participating in the development of ispinesib, which is being conducted by GSK under our strategic alliance. The clinical trials to evaluate ispinesib under the GSK alliance include:

Breast Cancer:  GSK continues to conduct an international, Phase II, open-label, monotherapy clinical trial, designed to enroll up to 55 patients, evaluating the safety and efficacy of ispinesib at 18mg/m2 every 21 days in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer whose disease has recurred or progressed despite treatment with anthracyclines and taxanes. The clinical trial’s primary endpoint is response rate as determined using the widely accepted criteria of tumor mass known as the Response Evaluation Criteria in Solid Tumors, or RECIST. We reported data from a planned interim analysis for this clinical trial in September 2005. Based on the data analysis to date, the best overall responses, as determined using the RECIST criteria, have been 3 confirmed partial responses observed among the first 33 evaluable patients. This clinical trial employs a Green-Dahlberg design, which requires the satisfaction of pre-defined efficacy criteria to allow advancement to the second stage of patient enrollment and treatment. In this clinical trial, ispinesib demonstrated sufficient anti-tumor activity to satisfy the pre-defined efficacy criteria required to move forward to the second stage. GSK is now proceeding to full enrollment of 55 evaluable patients in this clinical trial. Based on the current rate of patient enrollment, we anticipate final data from this clinical trial in 2006.

Ovarian Cancer:  GSK continues to conduct a Phase II, open-label, monotherapy clinical trial, designed to enroll up to 35 patients, evaluating the efficacy of ispinesib at 18mg/m2 dosed every 21 days in the second-line treatment of patients with advanced ovarian cancer previously treated with a platinum and taxane-based regimen. The primary endpoint of this clinical trial is response rate as determined by the RECIST criteria and blood serum levels of the tumor mass marker CA-125. Based on the current rate of patient enrollment, we anticipate interim data during the first half of 2006.

Non-Small Cell Lung Cancer:  GSK continues to conduct the platinum-sensitive arm of a two-arm, international, Phase II, open-label, monotherapy clinical trial, designed originally to enroll up to 35 patients in each arm. This clinical trial was designed to evaluate the safety and efficacy of ispinesib administered at 18mg/m2 every 21 days in the second-line treatment of patients with either platinum-sensitive or platinum-refractory non-small cell lung cancer. The clinical trial’s primary endpoint is response rate as determined using the RECIST criteria. In the second quarter of 2005, GSK completed patient treatment in the platinum-refractory treatment arm of this trial. We reported data from a planned interim analysis of the platinum-refractory treatment arm of this clinical trial in September 2005. This clinical trial employs a Green-Dahlberg design, which requires the satisfaction of pre-defined efficacy criteria in a treatment arm to allow advancement to the second stage of patient enrollment and treatment in that arm. In the platinum-refractory treatment arm of this clinical trial, the pre-defined efficacy criteria required to move forward to full enrollment were not met. The best overall responses observed in the platinum-refractory treatment arm, as determined using the RECIST criteria, were disease stabilization observed in 5 of 20, or 25%, of evaluable patients. The median time to disease progression for these patients was 12 weeks as compared to 6 weeks in the overall treatment population. We anticipate interim data from the first phase of the platinum-sensitive treatment arm of this clinical trial in the first quarter of 2006.

Combination of ispinesib with each of capecitabine, carboplatin and docetaxel:  In November, we and GSK presented data from two Phase Ib combination clinical trials of ispinesib at the 2005 AACR-NCI-EORTC International Meeting. These data suggest ispinesib has an acceptable tolerability profile and no pharmacokinetic interactions when used in combination with each of two common chemotherapeutic agents in patients suffering from advanced solid tumors. One presentation contained data from an ongoing clinical trial that demonstrated that the combination of ispinesib and capecitabine appears to have an acceptable tolerability profile on the clinical trial’s treatment schedule. The second presentation contained data from a clinical trial that demonstrated that the combination of ispinesib with docetaxel has an acceptable tolerability profile on a once every 21 day schedule. The regimen-limiting toxicity in this second clinical trial was prolonged Grade 4 neutropenia which was consistent with the Phase I clinical trial experience with ispinesib and clinical experience with docetaxel. GSK continues to enroll patients in a third dose-escalating Phase Ib clinical trial, designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib in combination with carboplatin.

In parallel with these GSK-sponsored clinical trials, the NCI is conducting five additional Phase II clinical trials and two Phase I clinical trials that will further evaluate the safety and efficacy of ispinesib across a variety of tumor types. The NCI has an additional Phase II clinical trial planned for initiation in 2006. These clinical trials include:

Colorectal Cancer:  In the first quarter of 2005, the NCI initiated a Phase II clinical trial, designed to enroll up to 76 patients, evaluating ispinesib in the second-line treatment of patients with colorectal cancer. This open-label, monotherapy clinical trial contains two arms that evaluate different dosing schedules of ispinesib, either infused at 7 mg/m2 on days 1, 8 and 15 of a 28-day schedule or at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria.

Prostate Cancer:  In the third quarter of 2005, the NCI initiated a Phase II clinical trial, designed to enroll up to 40 patients, evaluating ispinesib in the second-line treatment of patients with hormone-refractory prostate cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every

21 days. The primary endpoint is objective response as determined by blood serum levels of the tumor mass marker Prostate Specific Antigen.

Hepatocellular Cancer:  In the first quarter of 2005, the NCI initiated a Phase II clinical trial, designed to enroll up to 30 patients, evaluating ispinesib in the treatment of patients with hepatocellular cancer that have not been treated with any systemic chemotherapy. This open-label, monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria.

Head and Neck Cancer:  In the second quarter of 2005, the NCI initiated a Phase II clinical trial, designed to enroll up to 33 patients, evaluating ispinesib in the first- or second-line treatment of patients with head and neck cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria.

Melanoma:  In the second quarter of 2005, the NCI initiated a Phase II clinical trial, designed to enroll up to 25 patients, evaluating ispinesib in the treatment of patients with melanoma who may have received adjuvant immunotherapy but no chemotherapy. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria.

Leukemia:  In 2005, the NCI continued a Phase I clinical trial initiated in 2004 of patients with acute leukemia, chronic myelogenous leukemia or myelodysplastic syndrome. This clinical trial is designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib infused on a more dose-dense schedule than in other clinical trials conducted by GSK or the NCI.

Advanced Solid Tumors:  In 2005, the NCI continued a Phase I clinical trial initiated in 2004 of patients with histologically proven solid tumors that have failed all standard therapies. This clinical trial is designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib infused on a more dose-dense schedule than in other clinical trials conducted to date by GSK or the NCI.

Renal Cell Cancer:  The NCI is planning on initiating in 2006 a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with renal cell cancer.

Based on communications with GSK, we expect the NCI will complete one or more of these clinical trials in 2006. However, neither we nor GSK control the timing of the NCI’s clinical trials nor the disclosure of any data in connection with these clinical trials.

SB-743921

SB-743921, our second drug candidate, also inhibits KSP but is structurally distinct from ispinesib. SB-743921 is also being developed by GSK and Cytokinetics through our strategic alliance. Though we are aware of no clinical shortcomings of ispinesib that are addressed by SB-743921, we believe that having two KSP inhibitors in concurrent clinical development increases the likelihood that a commercial product will result from this research and development program. In mid-2004, GSK initiated a Phase I clinical trial for SB-743921 in the United States designed as an open-label, non-randomized, dose-finding clinical trial investigating safety, tolerability and pharmacokinetics of this drug candidate in patients with advanced cancer. GSK continues to enroll patients in this clinical trial. We anticipate reporting data from this clinical trial in the first half of 2006.

Data relating to SB-743921 were presented at the 2005 Annual Meeting of the American Society of Clinical Oncologists in May 2005. These data were from 20 patients who collectively had a variety of advanced solid tumors and received doses of SB-743921 intravenously every 21 days. While determination of the maximum tolerated dose is still ongoing, SB-743921 appears to have an acceptable tolerability profile for patients suffering from advanced solid tumors. Notably, neurotoxicities, mucositis, thrombocytopenia, alopecia and nausea/vomiting requiring pre-medication were not observed. The dose-limiting toxicities observed to date were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood.

In September 2005, we amended our Collaboration and License Agreement with GSK regarding the development of SB-743921. Under the terms of the amendment, we will lead and fund development activities to explore the potential application of SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma, subject to GSK’s option to resume responsibility for development and commercialization activities for SB-743921 for these indications during a defined period. Our development activities for SB-743921 will be conducted in parallel with GSK’s development activities for SB-743921 in other cancer indications and for ispinesib and GSK-923295. We expect to initiate a Phase I/II clinical trial of SB-743921 in patients with non-Hodgkin’s lymphoma in the first quarter of 2006.

GSK currently funds the development costs associated with SB-743921 outside of the indications of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma.

GSK-923295

In December 2005, GSK selected a novel small molecule development candidate, GSK-923295, directed against a second mitotic kinesin, CENP-E, under our strategic alliance. CENP-E is directly involved in coordinating the decision a cell makes to divide with the actual mechanics of that division. These processes are essential for cancer cells to grow. GSK-923295, a specific inhibitor of CENP-E, causes partial and complete shrinkages of human tumors in animal models and has exhibited properties in these studies that distinguish it from ispinesib and SB-743921. We anticipate that GSK will file an IND for GSK-923295 in 2006 and begin clinical trials in 2007.

Commercialization.  GSK is responsible for the worldwide development and commercialization of ispinesib, SB-743921, GSK-923295 and other drug candidates arising from the strategic alliance, except for the development and commercialization of SB-743921 for those hematologic cancer indications for which we assumed responsibility under the amendment to our Collaboration and License Agreement. We will receive royalties from the sale of any drugs developed under the strategic alliance. In addition, we retain an option for each of ispinesib and GSK-923295 to co-fund certain later-stage development activities, and thereby increase our potential royalty rate. Pursuant to the amendment, we have exercised this option for SB-743921 and, under certain scenarios, may receive further increased royalties on net sales of products containing SB-743921. Furthermore, for those drug candidates for which we co-fund certain later-stage development activities, we have a further option to secure co-promotion rights in North America. We expect that the royalties to be paid on future sales of ispinesib, SB-743921 and GSK-923295 could potentially increase to an upper-teen percentage rate based on increasing product sales and our anticipated level of co-funding. If we exercise our co-promotion option, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities. We expect to develop sales and marketing capabilities to support the North American commercialization of one or more of ispinesib, SB-743921, GSK-923295 and other drug candidates that may be developed under our strategic alliance with GSK. Because cancer patients are largely treated in institutional and other settings that can be addressed by a specialized sales force, developing our commercial capabilities to address such treatment centers is consistent with our corporate strategy of focusing our commercial efforts on large, concentrated markets.

Cardiovascular Disease Program

We have focused the majority of our cardiovascular disease research and development activities to date on heart failure, a disease most often characterized by compromised contractile function of the heart that impacts its ability to effectively pump blood throughout the body. Our heart failure program is directed towards the discovery and development of small molecule drug candidates that activate a specific cardiac protein known as cardiac myosin. This program is based on the hypothesis that activators of cardiac myosin may improve heart function by increasing cardiac contractility without triggering common adverse clinical effects in heart failure patients. Existing drugs that seek to improve cardiac cell contractility typically increase the concentration of intracellular calcium, which indirectly activates cardiac myosin, but also has been linked to potentially life-threatening side effects. In contrast, targeted cardiac myosin activators have been shown to work by a novel mechanism that directly stimulates the activity of the cardiac myosin motor protein without increasing the concentration of intracellular calcium, thereby potentially avoiding the associated side effects. In animal models, our potential drug candidates arising from this program improved cardiac contractility without the adverse effects on heart rate or rhythm, blood pressure and oxygen consumption often exhibited by existing drugs. Our drug candidate for the treatment of heart failure in an intravenous formulation, CK-1827452, entered Phase I clinical development in 2005. We plan to initiate several Phase II clinical trials for this drug candidate beginning in the second half of 2006. CK-1827452 is also currently in preclinical development as a potential drug candidate for the treatment of chronic heart failure via oral administration. We plan to initiate an oral bioavailability Phase I clinical trial of CK-1827452 in the second half of 2006. We retain all commercial rights to the drug candidates in our cardiovascular program.

Market Opportunity.  Heart failure is a widespread and rapidly growing disease affecting approximately five million people in the United States alone. The high prevalence of heart failure translates into significant hospitalization rates and associated societal costs. The number of hospital discharges in the United States identified with a primary diagnosis of heart failure rose from 550,000 in 1989 to 1,088,000 in 2003. During 2002, heart failure was one of the most common primary diagnoses identified in hospital discharges for patients over 65. The annual costs of heart failure in the United States are estimated to be $27.9 billion, including $18.3 billion for inpatient care.

The market for heart failure drugs was approximately $2.7 billion in 2001 and is expected to grow to approximately $4.0 billion by 2011. Current heart failure drugs that increase contractility may have reached a plateau in terms of efficacy because they typically treat only the symptoms and effects of the disease. We believe that drugs that directly target the underlying cellular mechanisms responsible for cardiac contraction may be more effective in the treatment of heart failure.

Existing drugs that improve cardiac contractility, including milrinone, dobutamine and digoxin, treat heart failure in part by improving the contraction of cardiac cells, leading to an improvement in overall cardiac contractility. These drugs work by activating a complex cascade of cellular proteins, eventually resulting in an increase in intracellular calcium and a subsequent increase in cardiac cell contractility. However, activation of this cascade and the elevation of calcium levels may also impact other cell functions, producing unwanted and potentially life threatening side effects, such as cardiac ischemia from increased oxygen demand and cardiac arrhythmias. Cardiac ischemia is a condition in which oxygen delivery to the heart is limited and is frequently observed in heart failure patients due to constriction or obstruction of blood vessels. Cardiac arrhythmias are irregularities in the frequency of the heart beat. In addition, these existing drugs impact tissues apart from cardiac muscle leading to increases in heart rate and decreases in blood pressure, which can complicate their use in this patient population. Therefore, although existing drugs that increase contractility may be effective in treating the symptoms of heart failure, they often increase heart failure patient morbidity and mortality.

Our Approach.  We believe that the direct activation of cardiac myosin is a more specific mechanism by which to improve cardiac cell contractility. Cardiac myosin is the cytoskeletal protein in the cardiac cell that is directly responsible for converting chemical energy into the mechanical force that results in contraction. Cardiac muscle cell contractility is driven by the cardiac sarcomere, the fundamental unit of muscle contraction in the heart. The cardiac sarcomere is a highly ordered cytoskeletal structure composed of cardiac myosin, actin and a set of regulatory proteins. Existing drugs that seek to improve cardiac cell contractility increase the concentration of intracellular calcium, which indirectly activates cardiac myosin, but this effect on calcium levels also produces potentially life threatening side effects. In contrast, our drug candidate CK-1827452 increases cardiac contractility by specifically targeting and directly activating cardiac myosin’s interaction with actin to generate contractile force in the cardiac sarcomere. We believe we are the first to develop compounds that specifically activate cardiac myosin. We accomplished this by leveraging our expertise in the biochemistry, biophysics, chemistry, cell biology and pharmacology of the cardiac sarcomere. We have developed a series of proprietary assays that measure the integrated function of the cardiac sarcomere. We have also developed a suite of complementary assays for the characterization of cardiac myosin activators in a manner that predicts their physiological activity. As a result, we can rapidly advance and evaluate highly potent and selective compounds in predictive assays replicating physiologic systems, and determine the precise mechanism of action of promising chemical compounds. We have identified multiple chemical series of cardiac myosin activators with attractive properties through repeated characterization in cell and animal models. In rats and dogs, compounds we are currently pursuing from this program demonstrate increased cardiac contractility and improved cardiac efficiency without accompanying adverse effects.

Our preclinical testing indicates that our cardiac myosin activator compounds work through a novel mechanism of action that enables the modulation of cardiac cell contraction without increasing intracellular calcium levels or interfering with other unrelated cardiac muscle functions. As a result, we believe that these compounds may effectively improve cardiac contractility and cardiac output for the treatment of heart failure patients without adversely impacting heart rate or blood pressure and minimally affecting cardiac energy consumption. However, preclinical data on these compounds may not be predictive of clinical results in humans, which we would need to acquire before we can determine whether any drug from this program is safe and effective. We believe that our drug candidate CK-1827452 and other compounds from our cardiovascular program could be safer and more effective than existing heart failure drugs. Potential advantages of compounds arising from this program may include:

•	Cardiac efficiency. Our preclinical studies indicate that CK-1827452 and other compounds arising from this program enhance cardiac output, which is the volume of blood pumped into circulation by the heart per minute, and may improve cardiac efficiency, as measured by the ratio of cardiac work divided by cardiac oxygen consumption, where cardiac work is the product of cardiac output and blood pressure.

•	Safety profile. Our preclinical studies indicate that CK-1827452 and other compounds arising from this program may enhance cardiac output without significantly increasing heart rate, decreasing blood pressure or causing cardiac arrhythmias.

In 2005, we presented data from our cardiovascular program at two scientific conferences. These presentations detailed the biochemistry, enzymology and advanced cell biology for cardiac myosin activators, and provided further support for a potential approach to the treatment of acute and chronic heart failure. In addition, the findings continued to support the hypothesis that drug candidates from this program may address certain mechanistic liabilities of existing pharmaceuticals by increasing cardiac contractility without increasing intracellular calcium. Currently available agents that increase cardiac contractility, such as the beta-adrenergic agonists and the phosphodiesterase inhibitors, act by increasing intracellular calcium, which is associated with adverse clinical effects. We believe that the properties of direct cardiac myosin activators, such as CK-1827452, may result in their improved safety over existing heart failure drugs and allow for their potential use for the treatment of a broader spectrum of patients with heart failure.

We are continuing to optimize and characterize several novel cardiac myosin activators. The further characterization of CK-1827452 indicates that it may have properties that would allow for the development of an orally administered compound suitable for the treatment of chronic heart failure. We believe that cardiac myosin activators arising from our cardiovascular disease drug discovery activities may represent improvements relative to drugs commonly used in the treatment of acute and chronic heart failure.

Current Program Status.  In March 2005, we selected our compound CK-1827452, a novel cardiac myosin activator, as a drug candidate for further development as a potential treatment of heart failure. In animal models, CK-1827452 is orally bioavailable and has demonstrated the ability to increase cardiac contractility without increasing calcium within the cardiac muscle cells, or myocytes, or inhibiting phosphodiesterase.

In September 2005, we presented preclinical data demonstrating that CK-1827452 selectively activates cardiac myosin. In cardiac myocytes, CK-1827452 increased the contractility of the heart muscle without changes in the cellular calcium transient, a finding that was consistent with the compound’s mechanism of action. In addition, CK-1827452 demonstrated an improvement in cardiac function and output, and hemodynamics and efficiency in a dog model of heart failure in a manner that supports our therapeutic hypothesis.

CK-1827452 (intravenous)

In September 2005, we initiated a Phase I clinical trial of CK-1827452. This clinical trial is a double-blind, randomized, placebo-controlled, crossover trial designed to evaluate escalating doses of CK-1827452 administered as an intravenous infusion to normal healthy volunteers and to investigate its safety, tolerability, pharmacokinetic and pharmacodynamic profile. This clinical trial is designed to identify the maximum tolerated dose of a six-hour intravenous infusion of CK-1827452. CK-1827452’s effect on the left ventricular function of these healthy volunteers is being evaluated using serial echocardiograms. The clinical trial is being conducted by us under a Clinical Trial Authorization at a clinical investigative center in the United Kingdom. We anticipate data from this clinical trial in the first half of 2006.

Our current development plan for this drug candidate, assuming the successful completion of this Phase I clinical trial, includes a Phase II clinical trials program in patients with heart failure. We plan to initiate the first of these Phase II clinical trials in the second half of 2006. In addition, patients with a variety of co-morbidities that commonly complicate acutely decompensated heart failure (for example, coronary artery disease with inducible myocardial ischemia, left ventricular thickening, abnormally rapid heart rates or abnormal kidney function) are expected to be studied to evaluate their suitability for inclusion in Phase III clinical trials.

CK-1827452 (oral)

In December 2005, we selected CK-1827452 as a potential drug candidate for the treatment of patients with chronic heart failure via oral administration. Pharmacokinetic data arising from preclinical studies and the Phase I clinical trial of the intravenous formulation of CK-1827452 suggest that this compound has the necessary pharmacokinetic and pharmacologic properties to support development of a chronic oral dosing formulation. Additional preclinical studies to support oral dosing in humans with CK-1827452 are currently underway. Assuming successful completion of the enabling preclinical studies, we intend to submit a regulatory filing for the initiation of a Phase I clinical trial in the second half of 2006 that is intended to confirm in humans the bioavailability seen in preclinical studies with orally administered CK-1827452.

Commercialization.  While we may seek a strategic alliance to assist in the further funding and expansion of our cardiovascular disease drug discovery and development program, we expect to build capabilities to develop, market and sell our heart failure drugs in North America. Because acute heart failure patients are largely treated in teaching and community-based hospitals that can be addressed by a specialized sales force, developing our commercial capabilities to address such treatment centers is consistent with our corporate strategy of focusing our commercial efforts on large, concentrated markets. We may rely on one or more strategic alliances to further the discovery, development and commercialization of our potential intravenous heart failure drugs outside North America and potentially assist in the development of our potential oral heart failure drugs worldwide.

Discovery Programs

Our drug discovery platform is based on our advanced understanding of the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. The cytoskeleton is one of a few biological areas with broad potential for drug discovery and development and has been scientifically and commercially validated in a wide variety of human diseases. For example, the cytoskeleton plays a fundamental role in cell proliferation, and cancer is a disease of unregulated cell proliferation. Hence, small molecule inhibitors of these cytoskeletal proteins may prevent cancer cells from proliferating. Our efforts in this area have led to the discovery and development of our current drug candidates ispinesib and SB-743921 and our potential drug candidate GSK-923295 for the treatment of cancer, and we have continued to discover and develop other compounds targeting the cytoskeleton that may also be useful for the treatment of cancer. As another example, a cytoskeletal structure in the cardiac muscle cell called the cardiac sarcomere plays a fundamental role in cardiac contraction. Heart failure is a syndrome often caused by reduced cardiac contractility. Our efforts in this area have led to the discovery and development of our drug candidate CK-1827452 for the treatment of heart failure, and we have continued to discover and develop other small molecules that increase cardiac contractility as back-up compounds for our heart failure program.

However, given the broad role that the cytoskeleton plays in human cell physiology, we expect to be able to leverage our investments in and experience gained from our more mature oncology and cardiovascular programs to support our drug discovery and development activities focused on other therapeutic areas. Currently, we are conducting drug discovery activities on several earlier stage research programs that we believe will continue to contribute novel drug candidates to our pipeline over time. In each case, our decision to pursue these programs is based on a therapeutic rationale regarding the role of specific cytoskeletal proteins implicated in the relevant disease and desired treatment. In each of these areas, our research activities are directed towards the modulation of a specific cytoskeletal protein pathway or multi-protein system for the treatment of disease. For example, we have identified, characterized and are now seeking to chemically optimize compounds that inhibit selectively the cytoskeletal structure involved in the contraction of smooth muscle cells. Our objective for this research program is to discover potential drug candidates for high blood pressure, asthma and other diseases. We are evaluating certain of these compounds in animal models for the potential treatment of hypertension, a disease in which elevated blood pressure may be decreased by relaxation of the arterial smooth muscle. In addition, our Cytometrix® platform, a highly automated suite of cellular assays and associated analytical software, augments our capabilities in the discovery and optimization of our novel small molecule agents through quantitative assessment of their potency, efficacy and undesired side effects in intact cells. One of this platform’s modules which is based on our knowledge of the mechanics and regulation of cell cycle progression has enabled the discovery of compounds that may have a unique mechanism for inhibiting cell proliferation, and may have future application for the treatment of cancer.

All of our drug candidates and potential drug candidates were discovered by leveraging our drug discovery expertise focused on cytoskeletal pharmacology. We believe that our knowledge of the cytoskeleton enables us to develop novel and potentially safer and more effective classes of drugs directed at the treatment of cancer, cardiovascular disease and other diseases. We have developed a cell biology driven approach and proprietary technologies to evaluate the function of many interacting proteins in the complex environment of the intact human cell. This approach, which we have applied specifically to the cytoskeleton, enables increased speed, efficiency and yield not only in our drug discovery process, but also potentially in clinical development. We focus on developing a detailed understanding of validated protein pathways and multi-protein systems to allow our assay systems to more correctly represent the natural environment of a human cell. This approach differs from the conventional practice of concentrating on individual protein targets assayed in a system that may not adequately represent the complex, dynamic and variable natural environment that is relevant to disease. As a result, we can potentially identify multiple points of biological intervention to modulate a specific protein pathway or multi-protein system. Our discovery activities are thus directed at particular proteins and biological pathways that may be better targets for the development of potentially safer and more effective drugs. We expect to continue to identify additional potential drug candidates that may be suitable for clinical development.

Our PUMAtm system and Cytometrix® technologies enable early identification and prioritization of compounds that are highly selective for their intended protein targets without other cellular effects, and may thereby be less likely to give rise to clinical side effects. Our PUMAtm system identifies compounds within our small molecule library that are likely to target specific cytoskeletal proteins. Our Cytometrix® technologies enable us to simultaneously analyze and quantify hundreds of effects of each compound on a cell-by-cell basis. The integrated use of these technologies enables us to efficiently focus our efforts towards those compounds directed at novel cytoskeletal protein targets that are more likely to yield attractive drug candidates.

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

Another multi-protein cytoskeletal structure, called the cardiac sarcomere, contains a highly ordered array of cardiac myosin interacting with actin filaments. The movement of myosin along actin filaments generates the cell contraction responsible for cardiac muscle function. Our program in heart failure is focused on discovering potential drugs that activate cardiac myosin. Another of our founders and scientific advisory board members, Dr. James Spudich, was one of the first scientists to characterize the functional interrelationships of the cytoskeletal proteins in the sarcomere.

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

Our Cell Biology Driven Approach to Drug Discovery and Development

All of our compounds in discovery and development have been discovered using our cell biology driven approach and proprietary automated technologies.

Cell Biology Driven Approach.  We believe that the cell is the smallest, tractable representation of a true biological system. The outcome of a drug administered to a patient is governed largely by biological factors. The cell, therefore, represents a comprehensive, complex environment in which the full complement of proteins and biological pathways and systems operate, and is therefore the most appropriate context for drug discovery. Unlike the conventional drug discovery approach that typically focuses on a singular molecular target or protein in isolation, we study our target proteins together with their naturally occurring cellular partners assembled in a manner that we believe faithfully represents their interrelationship in the cell. This approach better represents the natural environment of the cell in which the target proteins function. Using our PUMAtm assays, we then seek to identify the most appropriate protein target or targets, as well as multiple effective ways to chemically modulate each target with small molecules. Application of the Cytometrix® assay platform to small molecules identified in this way allows us to quickly identify compounds that elicit the appropriate cellular response without other effects and thereby more likely achieve a desired therapeutic effect. We believe that this approach maximizes the chance of finding the preferred protein target implicated in a particular disease and provides multiple opportunities for success within each target-based drug discovery and development program. Our approach to drug discovery and development may thereby increase the productivity and likelihood of success of our research and development activities compared to the more customary approach practiced by other companies.

Proprietary Drug Discovery Technologies.  Our proprietary automated technologies, most notably our PUMAtm system and Cytometrix® technologies, enable early identification and prioritization of drug candidates.

Our PUMAtm system is a high-throughput screening platform comprised of a series of automated proprietary multi-protein biochemical assays designed to comprehensively screen large compound libraries to yield chemical entities that specifically modulate each of several cytoskeletal molecular motor proteins. To date, we have applied the PUMAtm system to perform more than 25 million assays against an in-house library of more than 500,000 small molecules and a diverse group of cytoskeletal protein targets. Unlike many screening platforms, these technologies allow us to analyze protein pathway activity and complexity in a high-throughput format that we believe is more predictive of the natural cellular environment. We complement this system with a customized suite of secondary and supplemental biochemical assays.

The PUMAtm system leverages our focus and expertise in cytoskeletal biology and is a highly sensitive and specific screen for both inhibitors and activators of molecular motor proteins, such as mitotic kinesin inhibitors in our cancer program and activators of cardiac myosin in our heart failure program. We screen small molecules from our compound library against specific cytoskeletal targets, as well as against related proteins that mediate other cellular functions, to ensure that we identify compounds that modulate our protein targets of interest in a highly potent, specific and understandable manner.

We have developed our Cytometrix® technologies as an automated cell biology platform that is an integral part of our small molecule drug discovery process. Cytometrix® technologies are our suite of automated and digital microscopy assays and analytical software that enable us to screen for potency, efficacy and specificity against multiple biological targets in cells, facilitating the early identification and rejection of those compounds that may have unintended effects and that may subsequently give rise to toxicities. By eliminating undesirable compounds earlier in the drug discovery process, we can focus our attention and resources on the most promising drug candidates. As a result, we believe we minimize investment in commercially unattractive compounds and we can devote more resources to understanding, qualifying and optimizing the compounds that are more likely to yield safe and effective drug candidates.

Cytometrix® technologies systematically and comprehensively measure responses of individual human cells to potential drug candidates across multiple experimental conditions. For example, in our oncology program, Cytometrix® technologies measure, on a cell-by-cell basis, the number of cells at each stage of cell division with a high degree of resolution. This is accomplished by combining the same microscope-based approach that has characterized biological research in the past with modern robotic cell handling, digital imaging, image segmentation and analysis and information handling software technologies. In our cardiovascular program, Cytometrix® technologies can also be used to examine the detailed response of cardiac cells to our small molecules that effect contractility of these cells. As an adjunct to all of our drug discovery programs, a Cytometrix® module has been developed to identify small molecules with undesired effects in liver cells. Often, such undesired effects can cause small molecules to fail during the course of development. By understanding the potential for such a liability early, our small molecule optimization programs can be directed to minimize the undesired effect.

Cytometrix® technologies enable us to efficiently analyze the effects of individual compounds against all proteins simultaneously on a cell-by-cell basis in contrast to assessing more simple outputs of a compound against a single molecular target as is practiced in most other screening systems. Cytometrix® technologies profile both existing drugs and small molecules arising out of our drug discovery activities to create detailed cell-by-cell reports of an individual compound’s biological response. Since its incorporation into our research program, Cytometrix® technologies have measured hundreds of variables across each of over 1 billion human cells. The resulting information is quantitative and reproducible, allowing prioritization of potential drug candidates by identifying those compounds with certain unintended cellular effects. We believe Cytometrix® technologies provide additional and potentially complementary information to gene and protein expression pattern analyses because they measure, cell-by-cell, the response of a network of integrated proteins within their natural environment, the human cell.

Attractive small molecules, first identified in primary screening against cytoskeletal protein targets using the PUMAtm system, are more thoroughly profiled using Cytometrix® technologies for secondary screening. These technologies generate quantifiable and reproducible cell-based profiles that fingerprint the cellular responses of diverse molecular mechanisms of drug action. Through the integrated use of our PUMAtm system and Cytometrix® technologies, we are able to efficiently focus our efforts towards those compounds that are directed towards novel cytoskeletal protein targets and that are more likely to yield attractive drug candidates.

Advanced Small Molecule Chemistries.  We have assembled a small molecule library containing approximately 500,000 compounds. We designed this library to maximize diversity and drug-like characteristics. We support this library with a fully automated infrastructure for compound handling , quality control and housing, thus allowing rapid and accurate robotic integration of this chemistry resource with our PUMAtm system and Cytometrix® technologies. We utilize our chemistry technologies together with our expertise in cell biology, pharmacology, drug metabolism and pharmacokinetics for the rapid identification and advancement of attractive compounds and potential drug candidates.

Discovery Informatics.  We have organized our drug discovery operations based on the principle that aggregating informatics across biology and chemistry leads to more effective approaches to target identification, compound analoging and lead optimization, as well as enhances the efficiency and yield of our drug discovery and development process. In support of this principle, we have also created a powerful discovery informatics infrastructure that efficiently manages large and complex data sets representing valuable cell biology driven and biochemical research insights across state-of-the-art chemoinformatics, bioinformatics and genomics resources.

Our Corporate Strategy

Our goal is to become a fully-integrated biopharmaceutical company focused on discovering, developing and commercializing novel drugs to treat cancer, cardiovascular disease and other diseases. We intend to achieve this goal by:

Leveraging our cytoskeletal expertise, cell biology driven approach and proprietary technologies to increase the speed, efficiency and yield of our drug discovery and development processes.

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

Because the cytoskeleton has been validated in a wide array of human diseases, we intend to pursue drug discovery programs across a number of therapeutic areas and we believe we can leverage research and development investments made for a program directed at one therapeutic area to programs directed at other therapeutic areas. This may facilitate our building a diverse pipeline of drug candidates in a cost-effective fashion.

Our innovative cell biology driven research approach and proprietary technologies, including our PUMAtm system and Cytometrix® technologies, enhance the speed, efficiency and yield of the discovery and, potentially, the development process. We believe we can identify and focus on the most promising compounds earlier in the drug discovery process. We do this by quickly and efficiently eliminating those compounds that lack the desired efficacy or exhibit potential toxicities. As a result, we may save time and discovery and development resources and reduce the occurrence of later-stage failures. This early intervention and screening may result in a higher yield of drug candidates with a greater chance of clinical success.

Continuing to focus our drug discovery and development efforts on two core areas: oncology and cardiovascular diseases.

We have initially focused our drug discovery and development efforts on oncology and cardiovascular disease as these represent large commercial markets with unmet medical needs. Our focus to the cytoskeleton has yielded first-generation pharmaceuticals in these therapeutic areas and has validated the cytoskeleton as a target for our drug discovery efforts. Our drug discovery and development programs are directed to potential next-generation pharmaceuticals that may offer additional opportunities in these therapeutic areas and also address potential liabilities of existing first-generation approaches.

Pursuing multiple drug candidates for each cytoskeletal protein target and extensive clinical trials for select drug candidates.

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

Because the cytoskeleton plays a fundamental role in many related diseases, we have an opportunity in those diseases to conduct extensive Phase II clinical trials programs for our drug candidates across multiple related disease areas. We believe that by pursuing this approach we increase the probability of these drug candidates achieving success in clinical trials and maximize the commercial potential related to these programs.

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

We focus our drug discovery and development efforts on large commercial market opportunities in concentrated markets, such as cancer and heart failure. By focusing on concentrated markets, we believe that a company at our stage of development can compete effectively within these markets against larger, more established companies with greater financial resources. For each opportunity focused on these markets, we intend to build clinical development and sales and marketing capabilities in order to become a fully-integrated biopharmaceutical company that can develop and commercialize drugs that arise from our research programs.

Our Strategic Alliances

GlaxoSmithKline.  In June 2001, we formed a strategic alliance with GSK to discover, develop and commercialize novel small molecule drugs targeting KSP and certain other mitotic kinesins for applications in the treatment of cancer and other diseases. This strategic alliance leverages our expertise in mitotic kinesin biology and pharmacology and GSK’s pharmaceutical research, development and commercialization capabilities. Under the strategic alliance, GSK made a $14.0 million upfront cash payment and an initial $14.0 million equity investment. GSK has also committed to reimburse our FTEs conducting research in connection with the strategic alliance and to make additional milestone payments and pay royalties based on product sales. Cumulatively as of December 31, 2005, we received $30.3 million in FTE and other expense reimbursements and $7.0 million in pre-commercialization milestone payments.

GSK is generally responsible for worldwide development of drug candidates and commercialization of drugs arising from the strategic alliance, but we retain a product-by-product option to co-fund certain later-stage development activities in exchange for a higher royalty rate and a further option to secure co-promotion rights in North America. In the third quarter of 2005, we amended our Collaboration and License Agreement with GSK regarding the development of SB-743921. Under this amendment, we plan to expand our role in clinical research and development and the funding of SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. This amendment provides us the opportunity to explore these additional indications for this drug candidate under an expanded development program in parallel with GSK’s continuing efforts for ispinesib and GSK-923295, and for SB-743921 for cancer indications outside these hematologic cancer indications. Pursuant to this amendment, we exercised our co-funding option for SB-943921 and, under certain scenarios, may receive further increased royalties on net sales of products containing SB-743921. If we exercise a co-promotion option for a product, we are entitled to receive from GSK reimbursement of certain sales force costs that we may incur in support of our commercial activities. We are eligible to receive pre-commercialization milestone payments ranging from $30.0 million to $50.0 million for products directed toward each mitotic kinesin target. In addition, our royalty rate increases based on our level of participation in funding of certain later-stage development activities and as total worldwide sales escalate for each drug developed and commercialized under the strategic alliance. We expect that the royalties to be paid on future sales of ispinesib, SB-743921 and GSK-923295 could potentially increase to a percentage rate in the upper-teens based on our anticipated level of co-funding of certain later-stage development activities of the drug candidates and increasing product sales.

Under our strategic alliance, GSK commenced a broad Phase II clinical trials program designed to evaluate ispinesib in parallel clinical trials across multiple tumor types. GSK also commenced a Phase I clinical trial of SB-743921 in mid-2004, which is still continuing. Additionally, through the strategic alliance, we are performing target validation, hit identification and lead characterization and optimization on other mitotic kinesin targets, to select potential drug candidates that may similarly be advanced to clinical development.

In December 2005, GSK selected a novel small molecule development candidate, GSK-923295, directed against a second mitotic kinesin, CENP-E. We anticipate that GSK will file an IND for GSK-923295 in 2006 and begin clinical trials in 2007.

AstraZeneca.  In December 2003, we formed an exclusive strategic alliance with AstraZeneca to develop automated imaging-based cellular phenotyping and analysis technologies for the in vitro prediction of hepatotoxicity, or toxicity of the liver, a common reason that drug candidates fail in preclinical and clinical development. Under our Collaboration and License Agreement, AstraZeneca committed to reimburse us for FTEs in our technology department over the two-year research term, pay annual licensing fees and make a milestone payment to us upon the successful achievement of certain agreed-upon performance criteria. These performance criteria have not been met. We are currently discussing with AstraZeneca other possible paths forward related to the potential value of the technology created pursuant to the collaboration, which may include our granting a license to certain technology and intellectual property developed pursuant to the collaboration in accordance with an option granted to AstraZeneca under the agreement, as well as our granting a license to other Cytokinetics intellectual property on terms to be mutually agreed. Cumulatively, through December 31, 2005, we received $2.4 million in FTE reimbursement payments from AstraZeneca.

Other Strategic Alliances.  We have advanced our Cytometrix® technologies through our Cytometrix® Technologies Development Partner Program with each of Eisai Research Institute, Novartis Pharma AG, Tularik Inc. and Vertex Pharmaceuticals, Inc. These partners provided us with research compounds that were profiled using our Cytometrix® technologies. We have completed our obligations associated with these relationships.

Our Patents and Other Intellectual Property

Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business. As of December 31, 2005, we had 92 issued United States patents and over 100 additional pending United States and foreign patent applications. In addition, we have an exclusive license to 12 United States patents and a number of pending United States and foreign patent applications from the University of California and Stanford University. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position.

We seek to protect our proprietary information by requiring our employees, consultants, contractors, partners and other advisers to execute nondisclosure and invention assignment agreements upon commencement of their employment or engagement, through which we seek to protect our intellectual property. Agreements with our employees also prevent them from bringing the proprietary information or materials of third parties to us. We also require confidentiality agreements or material transfer agreements from third parties that receive our confidential information or materials.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for our technologies and drug candidates, as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	some or all of our or our licensors’ pending patent applications may not result in issued patents;

•	our or our licensors’ issued patents may not provide a basis for commercially viable drugs or therapies, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

•	our or our licensors’ patent applications or patents may be subject to interference, opposition or similar administrative proceedings;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may prevent or limit our ability to conduct our business.

The defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings in the United States are costly, time consuming to pursue and result in diversion of resources. The outcome of these proceedings is uncertain and could significantly harm our business.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, partners and other advisors may unintentionally or willfully disclose our trade secrets to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop information that is equivalent to our trade secrets.

The pharmaceutical, biotechnology and other life sciences industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As our drug candidates progress toward commercialization, the possibility of an infringement claim against us increases. While we attempt to ensure that our drug candidates and the methods we employ to manufacture them do not infringe other parties’ patents and other proprietary rights, competitors or other parties may still assert that we infringe on their proprietary rights.

In particular, we are aware of an issued U.S. patent and at least one pending U.S. patent application assigned to Curis, Inc., or Curis, relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. Curis has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof and/or methods of their use. We are also aware that two of the Australian applications have been allowed and two of the European applications have been granted. In Europe, Australia and elsewhere, the grant of a patent may be opposed by one or more parties. We and GSK have each opposed the granting of certain such patents to Curis in Europe and in Australia. Curis or a third party may assert that the sale of ispinesib may infringe one or more of these or other patents. We believe that we have valid defenses against the Curis patents if asserted against us. However, we cannot guarantee that a court would find such defenses valid or that such oppositions would be successful. We have not attempted to obtain a license to this patent. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

In addition, we are aware of various issued U.S. and foreign patents and pending U.S. and foreign patent applications assigned to Cellomics, Inc., or Cellomics, relating to an automated method for analyzing cells. We received a letter from Cellomics notifying us that it believes we may be practicing one or more of the Cellomics patents and offering a use license for such patents through its licensing program. Cellomics has since been acquired by Fisher Scientific International, Inc., or Fisher. Fisher or a third party may assert that our Cytometrix® technologies for cell analysis fall within the scope of, and thus infringe, one or more of these patents. We believe that we have persuasive defenses to such an assertion. Moreover, the grant of the European Cellomics patent has been opposed by another company. However, we cannot guarantee that a court would find such defenses persuasive or that such opposition would be successful. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck & Co., Inc., or Merck, and Bristol-Myers Squibb, or BMS). Further development of these products could be impacted by these patents and result in the expenditure of significant legal fees.

Government Regulation

The U.S. Food and Drug Administration, or FDA, and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our drug candidates and drugs.

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission of a new drug application, or NDA, to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current GMP, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

This testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations and regulations for informed consent.

Clinical Trials:  For purposes of an NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•	Phase I: The clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to run what is referred to as a “Phase Ib” evaluation, which is a second, safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

•	Phase II: These clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•	Phase III: These clinical trials are commonly referred to as pivotal clinical trials. If the Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are then undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In some cases, the FDA may condition approval of an NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.

New Drug Application.  The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•	Priority Review. Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet the FDA’s criteria for priority review. We cannot guarantee any of our drug candidates will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant drug approval.

•	Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses, and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Satisfaction of FDA regulations and requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of our drug candidates, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, if at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

Competition

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address cancer and cardiovascular disease, each of which is highly competitive. We face significant competition from most pharmaceutical companies as well as biotechnology companies that are also researching and selling products designed to address cancer and cardiovascular disease. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in cancer and cardiovascular disease research, some in direct competition with us.

We believe that our ability to successfully compete will depend on, among other things:

•	our drug candidates’ efficacy, safety and reliability;

•	the speed at which we develop our drug candidates;

•	the completion of clinical development and laboratory testing and obtaining regulatory approvals for drug candidates;

•	the timing and scope of regulatory approvals for our drug candidates;

•	our ability to manufacture and sell commercial quantities of a drug to the market;

•	acceptance of our drugs by physicians and other health care providers;

•	the willingness of third party payors to provide reimbursement for the use of our drugs;

•	our ability to protect our intellectual property and avoid infringing the intellectual property of others;

•	the quality and breadth of our technology;

•	our employees’ skills and our ability to recruit and retain skilled employees;

•	our cash flows under existing and potential future arrangements with licensees, partners and other parties; and

•	the availability of substantial capital resources to fund development and commercialization activities.

Our competitors may develop drug candidates and market drugs that are less expensive and more effective than our future drugs or that may render our drugs obsolete. Our competitors may also commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates.

If approved for marketing by the FDA, depending on the approved clinical indication, our cancer drug candidates such as ispinesib and SB-743921 could compete against existing cancer treatments such as paclitaxel and its generic equivalents, docetaxel, vincristine, vinorelbine or navelbine and potentially against other novel cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck, Chiron Corp., BMS and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, BMS, Merck, Novartis, Genentech, Inc. and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.

If CK-1827452 or any other of our compounds is approved for marketing by the FDA for heart failure, that compound could compete against current generically available therapies, such as milrinone, dobutamine or digoxin or newer drugs such as nesiritide, as well as potentially against other novel drug candidates in development such as ularitide, which is being developed by PDL Biopharma, Inc., urocortin II, which is being developed by Neurocrine Biosciences, Inc., and levosimendan, which is being developed in the United States by Orion Pharma in collaboration with Abbott Laboratories and is commercially available in a number of countries outside of the United States.

Other companies that are early-stage are currently developing alternative treatments and products that could compete with our drugs. These organizations also compete with us to attract qualified personnel and potential parties for acquisitions, joint ventures or other strategic alliances.

Employees

As of December 31, 2005, our workforce consisted of 150 full-time employees, 51 of whom hold Ph.D. or M.D. degrees, or both, and 28 of whom hold other advanced degrees. Of our total workforce, 117 are engaged in research and development and 33 are engaged in business development, finance and administration. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.cytokinetics.com or by contacting the Investor Relations Department at our corporate offices by calling 650-624-3000.

Item 1A.  Risk Factors

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

We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy to the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Ispinesib, our most advanced drug candidate for the treatment of cancer, SB-743921, our second drug candidate for the treatment of cancer, and CK-1827452 in an intravenous form, our drug candidate for the treatment of heart failure, are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any other drug candidate in preclinical testing or clinical development will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

We have funded all of our operations and capital expenditures with proceeds from both private and public sales of our equity securities, strategic alliances with GlaxoSmithKline, or GSK, AstraZeneca and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, future payments from GSK and AstraZeneca, interest earned on investments, proceeds from equipment financings and potential proceeds from our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge, will be sufficient to meet our projected operating requirements for at least the next 12 months. To meet our future cash requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through debt financing, if available, such financing may involve covenants that restrict our business activities. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. In addition, we cannot assure you that any such funding, if needed, will be available on attractive terms, or at all.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both sufficiently safe and effective. Before we can commence clinical trials, we must demonstrate through preclinical studies a satisfactory manufacturing process for the drug in stable formulation and a suitable safety profile in order to file an investigational new drug application, or IND, (or the foreign equivalent of an IND). In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. Long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates, and satisfactory chemistry, formulation, stability and toxicity levels have not yet been demonstrated for any of our potential drug candidates or compounds that are currently the subject of preclinical studies. If our preclinical studies, current clinical trials or future clinical trials are unsuccessful, our business and reputation will be harmed and our stock price will be negatively affected.

All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND (or the foreign equivalent of an IND) with respect to our potential drug candidates, and, even if these applications would be or have been filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early-stage clinical trials do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. In addition, there can be no assurance that the design of our clinical trials is focused on appropriate tumor types, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.

Administering any of our drug candidates or potential drug candidates that are the subject of preclinical studies to animals may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or the foreign equivalent of an IND) with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In Phase I clinical trials of ispinesib, the dose limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed to date were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our reputation and business.

Clinical trials are expensive, time consuming and subject to delay.

Clinical trials are very expensive and difficult to design and implement, especially in the cancer and heart failure indications that we are pursuing, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. According to industry studies, the entire drug development and testing process takes on average 12 to 15 years, and the fully capitalized resource cost of new drug development averages approximately $800 million. However, individual clinical trials and individual drug candidates may incur a range of costs or time demands above or below this average. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but they may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:

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

Under our strategic alliance with GSK, as amended, GSK is currently responsible for the clinical development and regulatory approval of our drug candidate ispinesib and our potential drug candidate GSK-923295 for all cancer indications, and for our drug candidate SB-743921 for all cancer indications except non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. Other than our right to file INDs (or the foreign equivalent) for SB-743921 for these three hematologic cancer indications, GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of these drug candidates and our potential drug candidate and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities. If the FDA or other regulatory authorities approve these drug candidates, GSK will also be responsible for the marketing and sale of these drugs including, at their option, SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. Because GSK is responsible for these functions, we cannot control whether GSK will devote sufficient attention and resources to the clinical trials program or will proceed in an expeditious manner. GSK generally has discretion to elect whether to pursue the development of our drug candidates or to abandon the clinical trial programs, and, after June 20, 2006, GSK may terminate our strategic alliance for any reason upon six months prior notice. These decisions are outside our control.

Two of our cancer drug candidates being developed by GSK act through inhibition of kinesin spindle protein, or KSP, a protein that is a member of a class of cytoskeletal proteins called mitotic kinesins that regulate cell division, or mitosis, during cell division. Because these drug candidates have similar mechanisms of action, GSK may elect to proceed with the development of only one such drug candidate. If GSK were to elect to proceed with the development of SB-743921 in lieu of ispinesib, because SB-743921 is at an earlier stage of clinical development than ispinesib, the approval, if any, of a new drug application, or NDA, with respect to a drug candidate from our cancer program would be delayed. In particular, if the initial clinical results of some of our early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of one or both drug candidates or certain of the ongoing clinical trials for drug candidates, even though the actual number of patients that have been treated is relatively small. The platinum refractory arm of our non-small cell lung cancer Phase II clinical trial evaluating ispinesib as monotherapy did not meet the clinical trial’s pre-defined criteria for advancement and it is possible that the platinum sensitive arm of such clinical trial, for which data are expected in the first quarter of 2006, may also not meet such clinical trial’s pre-defined criteria for advancement. Furthermore, GSK may elect to terminate one or more clinical trials for ispinesib at any time for some or all indications, including indications which GSK previously determined to advance to the next stage of patient enrollment, such as the ongoing breast cancer clinical trial, even though such clinical trial may not yet have been completed and regardless of clinical activity that may have been demonstrated.

If GSK abandons one or more of ispinesib, SB-743921 and GSK-923295, it would result in a delay in or prevent us from commercializing such current or potential drug candidates, and would delay or prevent our ability to generate revenues. Disputes may arise between us and GSK, which may delay or cause termination of any clinical trials program, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of our current and potential drug candidates does not progress for these or any other reasons, we would not receive further milestone payments from GSK. GSK has the right to reduce its funding of our full time equivalents, or FTEs, for these programs at its discretion, subject to certain agreed minimum levels, in the beginning of each contract year based on the activities of the agreed upon research plan. In addition, the five year research term of the strategic alliance expires on June 20, 2006, unless GSK agrees to extend the research term, and GSK has the right to terminate the Collaboration and License Agreement on six months notice at any time after June 20, 2006. Even if the FDA or other regulatory agencies approve one or more of our drug candidates, GSK may elect not to proceed with the commercialization of such drugs, or may elect to pursue commercialization of one drug but not others, and these decisions are outside our control. In such event, or if GSK abandons development of any drug candidate prior to regulatory approval, we would have to undertake and fund the clinical development of our drug candidates or commercialization of our drugs, seek a new partner for clinical development or commercialization, or curtail or abandon the clinical development or commercialization programs. If we were unable to do so on acceptable terms, or at all, our business would be harmed, and the price of our common stock would be negatively affected.

If we fail to enter into and maintain successful strategic alliances for certain of our drug candidates, we may have to reduce or delay our drug candidate development or increase our expenditures.

Our strategy for developing, manufacturing and commercializing certain of our drug candidates currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. We have formed a strategic alliance with GSK with respect to ispinesib, SB-743921, GSK-923295 and certain other research activities. However, we may not be able to negotiate additional strategic alliances on acceptable terms, if at all. If we are not able to maintain our existing strategic alliances or establish and maintain additional strategic alliances, we may have to limit the size or scope of, or delay, one or more of our drug development programs or research programs or undertake and fund these programs ourselves. If we elect to increase our expenditures to fund drug development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all.

The success of our development efforts depends in part on the performance of our partners and the NCI, over which we have little or no control.

Our ability to commercialize drugs that we develop with our partners and that generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. Our partners may not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In particular, we are relying on the NCI to conduct several important clinical trials of ispinesib. The NCI is a government agency and there can be no assurance that the NCI will not modify its plans to conduct such clinical trials or will proceed with such clinical trials diligently. We have no control over the conduct of clinical trials, the timing of initiation or completion or the announcement of results of clinical trials being conducted by the NCI. If our partners fail to perform as we expect, our potential for revenue from drugs developed through our strategic alliances, if any, could be dramatically reduced.

Our focus on the discovery of drug candidates directed against specific proteins and pathways within the cytoskeleton is unproven, and we do not know whether we will be able to develop any drug candidates of commercial value.

We believe that our focus on drug discovery and development directed at the cytoskeleton is novel and unique. While a number of commonly used drugs and a growing body of research validate the importance of the cytoskeleton in the origin and progression of a number of diseases, no existing drugs specifically and directly interact with the cytoskeletal proteins and pathways that our drug candidates seek to modulate. As a result, we cannot be certain that our drug candidates will appropriately modulate the targeted cytoskeletal proteins and pathways or produce commercially viable drugs that safely and effectively treat cancer, heart failure or other diseases, or that the results we have seen in preclinical models will translate into similar results in humans. In addition, even if we are successful in developing and receiving regulatory approval for a commercially viable drug for the treatment of one disease focused on the cytoskeleton, we cannot be certain that we will also be able to develop and receive regulatory approval for drug candidates for the treatment of other forms of that disease or other diseases. If we or our partners fail to develop and commercialize viable drugs, we will not achieve commercial success.

Our proprietary rights may not adequately protect our technologies and drug candidates.

Our commercial success will depend in part on our obtaining and maintaining patent protection and trade secret protection of our technologies and drug candidates as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies and drug candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. In the event that our issued patents and our applications, if they are granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates, including for example ispinesib, SB-743921, GSK-923295 and CK-1827452, we would not be able to exclude others from developing or commercializing these drug candidates and potential drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

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

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	Some or all of our or our licensors’ pending patent applications may not result in issued patents;

•	our and our licensors’ issued patents may not provide a basis for commercially viable drugs or therapies, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

•	our or our licensors’ patent applications or patents may be subject to interference, opposition or similar administrative proceedings;

•	we may not develop additional proprietary technologies or drug candidates that are patentable; and

•	the patents of others may prevent us or our partners from discovering, developing or commercializing our drug candidates.

We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or our strategic partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed by such persons may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop information that is equivalent to our trade secrets, it will be more difficult for us to enforce our rights and our business could be harmed.

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

Our ability to commercialize drugs depends on our ability to sell such drugs without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the areas that we are exploring. In addition, because patent applications can take several years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates may infringe. There could also be existing patents of which we are not aware that our drug candidates may inadvertently infringe.

In particular, we are aware of an issued U.S. patent and at least one pending U.S. patent application assigned to Curis, Inc., or Curis, relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. Curis has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof and/or methods of their use. We are also aware that two of the Australian applications have been allowed and two of the European applications have been granted. In Europe, Australia and elsewhere, the grant of a patent may be opposed by one or more parties. We and GSK have each opposed the granting of certain such patents to Curis in Europe and in Australia. Curis or a third party may assert that the sale of ispinesib may infringe one or more of these or other patents. We believe that we have valid defenses against the Curis patents if asserted against us. However, we cannot guarantee that a court would find such defenses valid or that such oppositions would be successful. We have not attempted to obtain a license to this patent. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

In addition, we are aware of various issued U.S. and foreign patents and pending U.S. and foreign patent applications assigned to Cellomics, Inc., or Cellomics, relating to an automated method for analyzing cells. We received a letter from Cellomics notifying us that it believes we may be practicing one or more of the Cellomics patents and offering a use license for such patents through its licensing program. Cellomics has since been acquired by Fisher Scientific International, Inc., or Fisher. Fisher or a third party may assert that our Cytometrix® technologies for cell analysis fall within the scope of, and thus infringe, one or more of these patents. We believe that we have persuasive defenses to such an assertion. Moreover, the grant of the European Cellomics patent has been opposed by another company. However, we cannot guarantee that a court would find such defenses persuasive or that such opposition would be successful. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.

Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck and BMS). Further development of these products could be impacted by these patents and result in the expenditure of significant legal fees.

If a third party claims that our actions infringe on their patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including, but not limited to:

•	infringement and other intellectual property claims that, with or without merit, can be costly and time consuming to litigate and can delay the regulatory approval process and divert management’s attention from our core business strategy;

•	substantial damages for past infringement which we may have to pay if a court determines that our drugs or technologies infringe a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our drugs or technologies unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights.

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

The development of drug candidates is complicated, and requires resources and experience for which we currently have limited resources. Currently, we generally rely on our strategic partners to carry out these activities for certain of our drug candidates that are in clinical trials. We do not have a partner for our cardiac myosin activator drug candidate, CK-1827452, and, if GSK elects to terminate its development efforts, we do not have an alternative partner for our current and potential cancer drug candidates. Pursuant to the amendment of our Collaboration and License Agreement with GSK, we may initiate and conduct clinical trials for our drug candidate SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. For the clinical trials we conduct with SB-743921 for these hematologic cancer indications, we plan to rely on contractors for the manufacture and distribution of clinical supplies. To the extent we conduct clinical trials for a drug candidate without support from a strategic partner, as we are doing with CK-1827452, and as we currently plan to do for SB-743921, we will need to develop additional skills, technical expertise and resources necessary to carry out such development efforts on our own or through the use of other third parties, such as contract research organizations, or CROs.

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

If we fail to develop the additional skills, technical expertise and resources necessary to carry out the development of our drug candidates, or if we fail to effectively manage our CROs carrying out such development, the commercialization of our drug candidates will be delayed or prevented.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates that are under development. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on our partner, GSK, to manufacture, supply, store and distribute drug supplies for its ispinesib and SB-743921 clinical trials, and will rely on GSK to perform such activities for the planned GSK-923295 clinical trial. For our drug candidate CK-1827452, and our drug candidate SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma, we currently rely on a limited number of contract manufacturers, and, in particular, we expect to rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. In addition, we anticipate continued reliance on a limited number of contract manufacturers. Any performance failure on the part of our existing or future contract manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues.

Our drug candidates require precise, high quality manufacturing. Our failure or our contract manufacturer’s failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good manufacturing practices regulations and similar foreign laws, as well as ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards. However, we do not have control over contract manufacturers’ compliance with these regulations and standards. If one of our contract manufacturers fails to maintain compliance, the production of our drug candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. Additionally, our contract manufacturer must pass a preapproval inspection before we can obtain marketing approval for any of our drug candidates in development.

If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we will need to manufacture them in larger quantities. To date, our drug candidates have been manufactured only in small quantities for preclinical testing and clinical trials. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with contract manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate, the regulatory approval or commercial launch of any related drugs may be delayed or there may be a shortage in supply. Even if any contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such improvements.

In addition, our existing and future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our drug candidates. If a natural disaster, business failure, strike or other difficulty occurs, we may be unable to replace such contract manufacturer in a timely manner and the production of our drug candidates would be interrupted, resulting in delays and additional costs.

Switching manufacturers may be difficult and time consuming because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer or manufacturing site prior to the manufacturing of our drug candidates. Such approval would require new testing and compliance inspections. In addition, a new manufacturer or manufacturing site would have to be educated in, or develop substantially equivalent processes for, production of our drugs after receipt of FDA approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.

We expect to expand our development, clinical research, sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly James H. Sabry, M.D., Ph.D., our Chief Executive Officer, Robert I. Blum, our President, Andrew A. Wolff, M.D., F.A.C.C., our Senior Vice President, Clinical Research and Chief Medical Officer, Sharon A. Surrey-Barbari, our Senior Vice President, Finance and Chief Financial Officer, David J. Morgans, Ph.D., our Senior Vice President of Preclinical Research and Development, Jay K. Trautman, Ph.D., our Vice President of Research, and David Cragg, our Vice President of Human Resources. The employment of these individuals and our other personnel is terminable at will with short or no notice. We carry key person life insurance on James H. Sabry. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

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

We compete with companies that are also developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cancer and cardiovascular, and other diseases for which our compounds may be useful treatments. For example, if approved for marketing by the FDA, depending on the approved clinical indication, our cancer drug candidates such as ispinesib and SB-743921 could compete against existing cancer treatments such as paclitaxel, docetaxel, vincristine, vinorelbine or navelbine and potentially against other novel cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck, Chiron Corp., BMS and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, BMS, Merck, Novartis, Genentech, Inc. and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.

With respect to heart failure, if CK-1827452 or any other of our compounds is approved for marketing by the FDA for heart failure, that compound could compete against current generically available therapies, such as milrinone, dobutamine or digoxin or newer drugs such as nesiritide, as well as potentially against other novel drug candidates in development such as ularitide, which is being developed by PDL Biopharma, Inc., urocortin II, which is being developed by Neurocrine Biosciences, Inc., and levosimendan, which is being developed in the United States by Orion Pharma in collaboration with Abbott Laboratories and is commercially available in a number of countries outside of the United States.

Our competitors may:

•	develop drug candidates and market drugs that are less expensive or more effective than our future drugs;

•	commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates;

•	hold or obtain proprietary rights that could prevent us from commercializing our products;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances;

•	take advantage of acquisition or other opportunities more readily than we can;

•	develop drug candidates and market drugs that increase the levels of safety or efficacy or alter other drug candidate profile aspects that our drug candidates need to show in order to obtain regulatory approval; and

•	introduce therapies or market drugs that render the market opportunity for our potential drugs obsolete.

We will compete for market share against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new drug candidates that will compete with ours. These competitors may, and in certain cases do, operate larger research and development programs or have substantially greater financial resources than we do. Our competitors may also have significantly greater experience in:

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

The regulatory approval process is expensive, time consuming and uncertain and may prevent our partners or us from obtaining approvals to commercialize some or all of our drug candidates.

The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of an NDA from the FDA. Neither we nor our partners have received marketing approval for any of Cytokinetics’ drug candidates. Obtaining an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.

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

•	a drug candidate may not be safe or effective;

•	the FDA may not find the data from preclinical testing and clinical trials sufficient;

•	the FDA might not approve our or our contract manufacturer’s processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

If we or our partners receive regulatory approval for our drug candidates, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize our potential drugs.

Any regulatory approvals that we or our partners receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, or the discovery that adverse effects or toxicities previously observed in preclinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

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

Even if our drug candidates obtain regulatory approval, resulting drugs, if any, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established for purposes of approval, physicians may elect not to recommend these drugs for a variety of reasons including, but not limited to:

•	timing of market introduction of competitive drugs;

•	clinical safety and efficacy of alternative drugs or treatments;

•	cost-effectiveness;

•	availability of coverage and reimbursement from health maintenance organizations and other third-party payors;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	other potential disadvantages relative to alternative treatment methods; and

•	insufficient marketing and distribution support.

If our drugs fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer.

The coverage and reimbursement status of newly approved drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to market any drugs we may develop and decrease our ability to generate revenue.

There is significant uncertainty related to the coverage and reimbursement of newly approved drugs. The commercial success of our potential drugs in both domestic and international markets is substantially dependent on whether third-party coverage and reimbursement is available for the ordering of our potential drugs by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for our potential drugs. They may not view our potential drugs as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our potential drugs to be marketed on a competitive basis. If we are unable to obtain adequate coverage and reimbursement for our potential drugs, our ability to generate revenue may be adversely affected. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of coverage and reimbursement for our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our drugs may cause our revenue to decline.

We may be subject to costly product liability claims and may not be able to obtain adequate insurance.

If we conduct clinical trials in humans, we face the risk that the use of our drug candidates will result in adverse effects. We currently maintain product liability insurance. We cannot predict the possible harms or side effects that may result from our clinical trials. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage.

In addition, once we have commercially launched drugs based on our drug candidates, we will face exposure to product liability claims. This risk exists even with respect to those drugs that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties that we have agreed to indemnify could incur liability, or that third parties that have agreed to indemnify us do not fulfill their obligations. Even if we were ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may create adverse publicity, all of which would impair our ability to generate sales of the affected product as well as our other potential drugs. Moreover, product recalls may be issued at our discretion or at the direction of the FDA, other governmental agencies or other companies having regulatory control for drug sales. If product recalls occur, they are generally expensive and often have an adverse effect on the image of the drugs being recalled as well as the reputation of the drug’s developer or manufacturer.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	results from, and any delays in, the clinical trials programs for our drug candidates for the treatment of cancer and heart failure, including the current and proposed clinical trials for ispinesib, SB-743921 and GSK-923295 for cancer, and CK-1827452 for heart failure, and including delays resulting from slower than expected patient enrollment in such clinical trials;

•	delays in or discontinuation of the development of any of our drug candidates by GSK;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	delays or other developments in establishing new strategic alliances;

•	announcements concerning our strategic alliances with GSK or AstraZeneca or future strategic alliances;

•	announcements concerning clinical trials being initiated or conducted by the NCI;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; and

•	volatility in the stock prices of other companies in our industry.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert our management’s time and attention.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of February 28, 2006, our executive officers, directors and their affiliates beneficially owned or controlled approximately 31% percent of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales of common stock by stockholders who held shares of our capital stock prior to this offering, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq National Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 for the year ended December 31, 2005 required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2005, our internal control over financial reporting was effective, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us and our reputation and business may be harmed.

Volatility in the stock prices of other companies may contribute to volatility in our stock price.

The stock market in general, and Nasdaq and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage and development stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

Risks Related To The Committed Equity Financing Facility With Kingsbridge

Our committed equity financing facility with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge, and may result in dilution to our stockholders.

In October 2005, we entered into the CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF and the continued listing of our stock on the Nasdaq National Stock market. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the resale registration statement and prohibit Kingsbridge from selling shares under the resale registration statement. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the resale registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the resale registration statement, the blackout or other payment could be significant.

Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10 percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

Item 1B.  Unresolved Staff Comments

There are no unresolved staff comments regarding any of our periodic or current reports.

Item 2.	Properties

Our facilities consist of approximately 81,587 square feet of research and office space. We lease 50,195 square feet located at 280 East Grand Avenue in South San Francisco, California until 2013 with an option to renew that lease over that timeframe. We also lease 31,392 square feet at 256 East Grand Avenue in South San Francisco, California until 2011. We believe that these facilities are suitable and adequate for our current needs.

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of 2005.

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

	Sale Price
	High	Low

Fiscal 2004:
Second Quarter (since April 29, 2004)	$17.42	$14.70
Third Quarter	$15.01	$7.50
Fourth Quarter	$13.79	$8.33
Fiscal 2005:
First Quarter	$10.17	$6.16
Second Quarter	$7.05	$4.88
Third Quarter	$9.55	$7.11
Fourth Quarter	$8.83	$6.29

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not and do not in the foreseeable future anticipate paying any cash dividends. As of February 28, 2006 there were 197 holders of record of our common stock.

On October 28, 2005, we entered into the CEFF with Kingsbridge, pursuant to which Kingsbridge committed to purchase, subject to certain conditions, shares of our newly-issued common stock with an aggregate purchase price of up to $75 million. We are not obligated to sell any of the $75 million of common stock available under the CEFF, and there are no minimum commitments or minimum use penalties. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 244,000 shares of our common stock with an exercise price of $9.13 per share which was a premium to the trading price of our common stock on the date we issued the warrant. The warrant is exercisable beginning six months after the date of grant and for a period of five years after the date of grant. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15 million. The minimum acceptable volume weighted average price for determining the purchase price at which our stock may be sold in any pricing period is the greater of $3.50 or 85% of the closing price for our Common Stock on the day prior to the commencement of the pricing period. Under the terms of the CEFF, the maximum number of shares we may sell is 5,703,488 shares (exclusive of the shares underlying the warrant). This limitation may further limit the amount of proceeds we are able to obtain from the CEFF. The CEFF does not contain any restrictions on our operating activities, automatic pricing resets or minimum market volume restrictions. In December 2005, we issued 887,576 shares of our common stock to Kingsbridge pursuant to the CEFF for aggregate net proceeds of $5.5 million. In January 2006, we issued 833,537 shares of our common stock to Kingsbridge pursuant to the CEFF for aggregate net proceeds of $4.9 million.

We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, in connection with obtaining Kingsbridge’s commitment under the CEFF, and for the issuance of the warrant in consideration of such commitment. Kingsbridge represented that it was an accredited investor and a sophisticated investor, as such terms are defined in the Securities Act and the regulations promulgated thereunder.

There were no employee stock repurchases for the quarter ended December 31, 2005. As of December 31, 2005, approximately 33,604 shares of common stock held by employees and service providers remain subject to repurchase by us.

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2005:

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available
	Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by stockholders	3,282,233	$4.31	1,347,427
Equity compensation plans not approved by stockholders	—	—	—

Total	3,282,233	$4.31	1,347,427

(1)	The number of authorized shares automatically increases by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors. On January 1, 2006, the number of shares of stock available for future issuance under our 2004 Equity Incentive Plan was automatically increased to 2,387,308 pursuant to the terms of the plan.

Use of Proceeds

We registered and sold 7,935,000 shares of our common stock in connection with our initial public offering in April 2004. We received net proceeds of approximately $94.0 million after deducting offering costs of approximately $9.1 million, which we invested in short-term investment-grade securities and money market accounts pending use to fund working capital requirements. In 2005, we utilized approximately $39.5 million to fund operations and $2.4 million to repay equipment financing lines.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, “Financial Statements and Supplemental Data” of this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues:
Research and development revenues from related party	$4,978	$9,338	$7,692	$8,470	$6,764
Research and development, grant and other revenues	1,134	1,304	85	126	302
License revenues from related party	2,800	2,800	2,800	2,800	1,400

Total revenues	8,912	13,442	10,577	11,396	8,466

Operating expenses:
Research and development	40,570	39,885	34,195	27,835	20,961
General and administrative	12,975	11,991	8,972	7,542	5,897

Total operating expenses	53,545	51,876	43,167	35,377	26,858

Operating loss	(44,633)	(38,434)	(32,590)	(23,981)	(18,392)
Interest and other income	2,916	1,785	903	1,612	2,956
Interest and other expense	(535)	(549)	(998)	(711)	(438)

Net loss	$(42,252)	$(37,198)	$(32,685)	$(23,080)	$(15,874)

Net loss per common share — basic and diluted(2)	$(1.48)	$(1.88)	$(17.09)	$(13.25)	$(11.18)

Weighted average shares used in computing net loss per common share — basic and diluted(1)(2)	28,582	19,779	1,912	1,742	1,420

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short- and long-term investments(1)	$76,212	$110,253	$42,332	$29,932	$61,313
Restricted cash	5,172	5,980	7,199	13,106	6,236
Working capital	67,600	98,028	27,619	18,571	43,887
Total assets	91,461	128,101	62,873	56,168	79,019
Long-term portion of equipment financing lines	6,636	8,106	8,075	7,077	3,525
Deficit accumulated during the development stage	(173,524)	(131,272)	(94,074)	(61,389)	(38,309)
Total stockholders’ equity (deficit)(1)	73,561	107,556	(92,031)	(60,588)	(37,352)

(1)	Our initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004 and our common stock commenced trading on that date. We sold 7,935,000 shares of common stock in the offering for net proceeds of approximately $94.0 million. In addition, we sold 538,461 shares of its common stock to GSK immediately prior to the closing of the initial public offering for net proceeds of approximately $7.0 million. Also in conjunction with the initial public offering, all of the outstanding shares of our convertible preferred stock were converted into 17,062,145 shares of its common stock. In December 2005, we sold 887,576 shares of common stock to Kingsbridge for net proceeds of $5.5 million.

(2)	All share and per share amounts have been retroactively adjusted to give effect to the 1-for-2 reverse stock split that occurred on April 26, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company focused on the treatment of cancer and cardiovascular disease. We currently have three novel small molecule drug candidates in clinical development and two novel small molecule potential drug candidates, including an alternative formulation of one of our current drug candidates currently in preclinical development. We anticipate one of these potential drug candidates will proceed to clinical development in 2006, and the other in 2007. These drug candidates and potential drug candidates are currently being evaluated or are expected to be evaluated during 2006 in up to 20 human clinical trials.

Our clinical pipeline consists of two drug candidates and a potential drug candidate for the treatment of cancer, a drug candidate for the treatment of heart failure in an intravenous formulation and a potential drug candidate for the treatment of chronic heart failure via oral administration.

Oncology Program:

•	Ispinesib (formerly designated SB-715992), our most advanced drug candidate, is the subject of a broad Phase II clinical trials program being conducted by GSK and the NCI designed to evaluate its effectiveness in nine different types of cancer. At the 2005 San Antonio Breast Cancer Symposium, we reported that anti-cancer activity was observed in a Phase II clinical trial in breast cancer.

•	SB-743921, our second drug candidate for the treatment of cancer, is the subject of an ongoing Phase I clinical trial. Interim data from this clinical trial were presented at the Annual Meeting of the American Society of Clinical Oncology in May 2005. We plan on initiating a Phase I/II clinical trial in non-Hodgkin’s lymphoma in the first half of 2006.

•	GSK-923295, our third potential drug candidate for the treatment of cancer, is currently in preclinical development under our strategic alliance with GSK. We expect that GSK will initiate Phase I clinical trials in 2007.

Cardiovascular Program:

•	CK-1827452, in an intravenous formulation, a drug candidate for the treatment of heart failure, entered Phase I clinical development in 2005. We plan to initiate the first clinical trial in a Phase II clinical trials program in 2006.

•	CK-1827452 via oral administration, our potential drug candidate for the treatment of chronic heart failure, is currently in preclinical development. We plan to initiate an oral bioavailability Phase I clinical trial in 2006.

Ispinesib, SB-743921 and GSK-923295 are being developed under our strategic alliance with GSK, which is focused on novel small molecule therapeutics targeting human mitotic kinesins for applications in the treatment of cancer and other diseases. We have the right to clinically develop SB-743921 for certain hematologic cancer indications pursuant to our 2005 amendment to our Collaboration and License Agreement with GSK. We have options to co-fund late stage clinical development for ispinesib and GSK-923295, and have exercised this option for SB-743921. We have further options to co-promote such co-funded products in North America. We retain worldwide development and commercialization rights for CK-1827452 in both intravenous and oral formulations. In addition, we are pursuing other early research programs addressing a number of therapeutic areas.

Since our inception in August 1997, we have incurred significant net losses. As of December 31, 2005, we had an accumulated deficit of $173.5 million. We expect to incur losses for the next several years. We expect that these losses will increase if any of the following occur.:

•	we conduct later-stage development and commercialization of ispinesib or GSK-923295 under our strategic alliance with GSK;

•	we advance SB-743921 through clinical development for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma under our strategic alliance with GSK;

•	we elect to provide a higher rate of co-funding for the development of SB-743921 for indications outside of Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma;

•	we exercise our option to co-fund the development of one or both of ispinesib and GSK-923295 under our strategic alliance with GSK;

•	we exercise our option to co-promote any of the products for which we have opted to co-fund development under our strategic alliance with GSK;

•	we advance our novel cardiac myosin activator, CK-1827452 through clinical development for the treatment of heart failure;

•	we advance other potential drug candidates into clinical trials;

•	we expand our research programs and further develop our proprietary drug discovery technologies; or

•	we elect to fund development or commercialization of any drug candidate.

We intend to pursue selective strategic alliances to enable us to maintain financial and operational flexibility.

Oncology

In 2005, in connection with our strategic alliance with GSK, we continued to make progress in advancing our oncology development program for both ispinesib and SB-743921, which are both directed against the mitotic kinesin target KSP. In addition, we reported ispinesib data from planned interim analyses from the Phase II locally advanced or metastatic breast cancer trial and from the platinum-refractory arm of the non-small cell lung cancer clinical trial. We also announced our signing of an amendment to our Collaboration and License Agreement with GSK regarding the development of SB-743921 for certain hematologic cancer indications. In December 2005, GSK selected a novel small molecule development candidate, GSK-923295, directed against a second mitotic kinesin, CENP-E, under our strategic alliance.

Ispinesib is the subject of a broad clinical trials program that is planned to consist of nine Phase II clinical trials, eight of which are currently being conducted, studying the safety and efficacy of ispinesib in the treatment of cancer, and five Phase I or Ib clinical trials evaluating the use of ispinesib in a variety of both solid and hematologic cancers. The breadth of this clinical trials program reflects the potential of, and the complexity of developing, a drug candidate such as ispinesib. We expect this approach should help us to identify those tumor types that are the most promising for the continued development of ispinesib. GSK initiated the first Phase II clinical trial in late 2003 to evaluate ispinesib as a monotherapy in non-small cell lung cancer. In mid and late 2004, GSK initiated two additional Phase II monotherapy clinical trials to evaluate ispinesib in other prevalent tumor types that represent large commercial markets, specifically breast and ovarian cancers. The NCI is conducting clinical trials of ispinesib in conjunction with GSK. During the first quarter of 2005, the NCI began enrollment of patients in two Phase II clinical trials, the first of which is evaluating ispinesib for the treatment of colorectal cancer, and the second of which is evaluating ispinesib for the first-line treatment of patients with hepatocellular cancer. In the second quarter of 2005, the NCI initiated two additional Phase II clinical trials, one evaluating ispinesib for the first-line treatment of patients with melanoma and the second evaluating ispinesib for the first- or second-line treatment of patients with head and neck cancer. In the third quarter of 2005, the NCI initiated a clinical trial evaluating ispinesib for the second-line treatment of patients with hormone-refractory prostate cancer. We anticipate that the NCI will initiate a Phase II clinical trial in 2006 evaluating ispinesib for the second-line treatment of patients with metastatic renal cell carcinoma. Furthermore, we anticipate that ispinesib may eventually be used in combination therapy regimens utilizing existing cancer drugs. In 2004, GSK initiated Phase Ib clinical trials to evaluate ispinesib in combination with each of three standard anti-cancer therapeutics, docetaxel, capecitabine and carboplatin.

We are participating in the development of ispinesib, which is being conducted by GSK under our strategic alliance. The clinical trials to evaluate ispinesib under the GSK alliance include:

Breast Cancer:  GSK continues to conduct an international, Phase II, open-label, monotherapy clinical trial, designed to enroll up to 55 patients, evaluating the safety and efficacy of ispinesib at 18mg/m2 every 21 days in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer whose disease has recurred or progressed despite treatment with anthracyclines and taxanes. The clinical trial’s primary endpoint is response rate as determined using the RECIST criteria. We reported data from a planned interim analysis for this clinical trial in September 2005. Based on the data analysis to date, the best overall responses, as determined using the RECIST criteria, have been 3 confirmed partial responses observed among the first 33 evaluable patients. This clinical trial employs a Green-Dahlberg design, which requires the satisfaction of pre-defined efficacy criteria to allow advancement to the second stage of patient enrollment and treatment. In this clinical trial, ispinesib demonstrated sufficient anti-tumor activity to satisfy the pre-defined efficacy criteria required to move forward to the second stage. GSK is now proceeding to full enrollment of 55 evaluable patients in this clinical trial. Based on the current rate of patient enrollment, we anticipate final data from this clinical trial in 2006.

Ovarian Cancer:  GSK continues to conduct a Phase II, open-label, monotherapy clinical trial, designed to enroll up to 35 patients, evaluating the efficacy of ispinesib at 18mg/m2 dosed every 21 days in the second-line treatment of patients with advanced ovarian cancer previously treated with a platinum and taxane-based regimen. The primary endpoint of this clinical trial is response rate as determined by the RECIST criteria and blood serum levels of the tumor mass marker CA-125. Based on the current rate of patient enrollment, we anticipate interim data during the first half of 2006.

Non-Small Cell Lung Cancer:  GSK continues to conduct the platinum-sensitive arm of a two-arm, international, Phase II, open-label, monotherapy clinical trial, designed originally to enroll up to 35 patients in each arm. This clinical trial was designed to evaluate the safety and efficacy of ispinesib administered at 18mg/m2 every 21 days in the second-line treatment of patients with either platinum-sensitive or platinum-refractory non-small cell lung cancer. The clinical trial’s primary endpoint is response rate as determined using the RECIST criteria. In the second quarter of 2005, GSK completed patient treatment in the platinum-refractory treatment arm of this trial. We reported data from a planned interim analysis of the platinum-refractory treatment arm of this clinical trial in September 2005. This clinical trial employs a Green-Dahlberg design, which requires the satisfaction of pre-defined efficacy criteria in a treatment arm to allow advancement to the second stage of patient enrollment and treatment in that arm. In the platinum-refractory treatment arm of this clinical trial, the pre-defined efficacy criteria required to move forward to full enrollment were not met. The best overall responses observed in the platinum-refractory treatment arm, as determined using the RECIST criteria, were disease stabilization observed in 5 of 20, or 25%, of evaluable patients. The median time to disease progression for these patients was 12 weeks as compared to 6 weeks in the overall treatment population. We anticipate interim data from the first phase of the platinum-sensitive treatment arm of this clinical trial in the first quarter of 2006.

Combination of ispinesib with each of capecitabine, carboplatin and docetaxel:  In November, we and GSK presented data from two Phase Ib combination clinical trials of ispinesib at the 2005 AACR-NCI-EORTC International Meeting. These data suggest ispinesib has an acceptable tolerability profile and no pharmacokinetic interactions when used in combination with each of two common chemotherapeutic agents in patients suffering from advanced solid tumors. One presentation contained data from an ongoing clinical trial that demonstrated that the combination of ispinesib and capecitabine appears to have an acceptable tolerability profile on the clinical trial’s treatment schedule. The second presentation contained data from a clinical trial that demonstrated that the combination of ispinesib with docetaxel has an acceptable tolerability profile on a once every 21 day schedule. The regimen-limiting toxicity in this second clinical trial was prolonged Grade 4 neutropenia which was consistent with the Phase I clinical trial experience with ispinesib and clinical experience with doxetaxel. GSK continues to enroll patients in a third dose-escalating Phase Ib clinical trial, designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib in combination with carboplatin.

In parallel with these GSK-sponsored clinical trials, the NCI is conducting five additional Phase II clinical trials and two Phase I clinical trials that will further evaluate the safety and efficacy of ispinesib across a variety of tumor types. The NCI has an additional Phase II clinical trial planned for initiation in 2006. These clinical trials include:

Colorectal Cancer:  In the first quarter of 2005, the NCI initiated a Phase II clinical trial, designed to enroll up to 76 patients, evaluating ispinesib in the second-line treatment of patients with colorectal cancer. This open-label, monotherapy clinical trial contains two arms that evaluate different dosing schedules of ispinesib, either infused at 7 mg/m2 on days 1, 8 and 15 of a 28-day schedule or at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria.

Prostate Cancer:  In the third quarter of 2005, the NCI initiated a Phase II clinical trial, designed to enroll up to 40 patients, evaluating ispinesib in the second-line treatment of patients with hormone-refractory prostate cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined by blood serum levels of the tumor mass marker Prostate Specific Antigen.

Hepatocellular Cancer:  In the first quarter of 2005, the NCI initiated a Phase II clinical trial, designed to enroll up to 30 patients, evaluating ispinesib in the treatment of patients with hepatocellular cancer that have not been treated with any systemic chemotherapy. This open-label, monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria.

Head and Neck Cancer:  In the second quarter of 2005, the NCI initiated a Phase II clinical trial, designed to enroll up to 33 patients, evaluating ispinesib in the first- or second-line treatment of patients with head and neck cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria.

Melanoma:  In the second quarter of 2005, the NCI initiated a Phase II clinical trial, designed to enroll up to 25 patients, evaluating ispinesib in the treatment of patients with melanoma who may have received adjuvant immunotherapy but no chemotherapy. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria.

Leukemia:  In 2005, the NCI continued a Phase I clinical trial initiated in 2004 of patients with acute leukemia, chronic myelogenous leukemia or myelodysplastic syndrome. This clinical trial is designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib infused on a more dose-dense schedule than in other clinical trials conducted by GSK or the NCI.

Advanced Solid Tumors:  In 2005, the NCI continued a Phase I clinical trial initiated in 2004 of patients with histologically proven solid tumors that have failed all standard therapies. This clinical trial is designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib infused on a more dose-dense schedule than in other clinical trials conducted to date by GSK or the NCI.

Renal Cell Cancer:  The NCI is planning on initiating in 2006 a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with renal cell cancer.

Based on communications with GSK, we expect the NCI will complete one or more of these clinical trials in 2006. However, neither we nor GSK control the timing of the NCI’s clinical trials nor the disclosure of any data in connection with these clinical trials.

We expect that it will take several years before we can commercialize ispinesib, if at all. Accordingly, we cannot reasonably estimate when and to what extent ispinesib will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including the safety and efficacy profile of the drug, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. GSK currently funds the development costs associated with ispinesib pursuant to our strategic alliance. We expect to determine whether and to what extent we will exercise our co-funding option during the conduct of our clinical trials for this drug candidate, taking into consideration clinical trial results and our business, finances and prospects at that time. If we exercise our option to co-fund certain later stage development activities associated with ispinesib, our expenditures relating to research and development of this drug candidate will increase significantly.

During 2005, GSK continued to enroll patients in a dose-escalating Phase I clinical trial evaluating the safety, tolerability and pharmacokinetics of SB-743921 in advanced cancer patients. We anticipate reporting data from this clinical trial in the first half of 2006. Also in 2005, we amended our Collaboration and License Agreement with GSK regarding the development of SB-743921. Under this amendment, we plan to expand our role in clinical research and development and the funding of SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. This amendment provides us the opportunity to explore these additional indications for this drug candidate under an expanded development program in parallel with GSK’s continuing efforts for ispinesib and GSK-923295, and for SB-743921 for cancer indications outside these hematologic cancer indications. The clinical trials program for SB-743921 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until the program is successfully completed, regulatory approval is achieved and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when or if this may occur.

GSK currently funds the research and development costs associated with SB-743921 outside of the indications of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. The amendment to the Collaboration and License Agreement provides for us to fund the development of SB-743921 in these hematologic cancer indications. As a result of this amendment and the co-funding of certain later-stage development activities associated with SB-743921, our expenditures relating to research and development of this drug candidate will increase significantly. For example, we anticipate initiating a Phase I/II clinical trial of ispinesib in patients with non-Hodgkin’s lymphoma in the first quarter of 2006.

In December 2005, GSK selected a novel small molecule development candidate, GSK-923295, directed against a second mitotic kinesin, CENP-E, under our strategic alliance. The selection of this development candidate triggered a milestone payment of $500,000 to us from GSK. We anticipate that GSK will file an IND for GSK-923295 in 2006 and begin clinical trials in 2007.

Cardiovascular

We have focused our cardiovascular research and development activities on heart failure, a disease most often characterized by compromised contractile function of the heart that impacts its ability to effectively pump blood throughout the body. We have discovered and optimized small molecules that improve cardiac contractility by specifically binding to and activating cardiac myosin, a cytoskeletal protein essential for cardiac muscle contraction.

In March 2005, we selected a drug candidate, CK-1827452, a novel cardiac myosin activator, for further development in our cardiovascular program. In animal models, CK-1827452 is orally bioavailable and has demonstrated the ability to increase cardiac contractility without increasing intracellular calcium. In September 2005, we initiated a Phase I clinical trial of CK-1827452. This clinical trial is a double-blind, randomized, placebo-controlled crossover trial designed to evaluate escalating doses of CK-1827452 administered as an intravenous infusion to normal healthy volunteers and to investigate its safety, tolerability, pharmacokinetic, and pharmacodynamic profile. This clinical trial is designed to identify the maximum tolerated dose of a six-hour intravenous infusion of CK-1827452. Its effect on the left ventricular function of these healthy volunteers is being evaluated using serial echocardiograms. The clinical trial is being conducted by us under a Clinical Trial Authorization at a clinical investigative center in the United Kingdom. Assuming the successful completion of this Phase I clinical trial, we intend to initiate Phase II clinical trials for this drug candidate in patients with heart failure in the second half of 2006.

In December 2005, we selected CK-1827452 as a potential drug candidate for the treatment of patients with chronic heart failure via oral administration. Pharmacokinetic data arising from preclinical studies and the Phase I clinical trial of the intravenous formulation of CK-1827452 suggest that this compound has the necessary pharmacokinetic and pharmacologic properties to support development of a chronic oral dosing formulation. Additional preclinical studies to support oral dosing in humans with CK-1827452 are currently underway. Assuming successful completion of the enabling preclinical studies, we intend to submit a regulatory filing for the initiation of a Phase I clinical trial in the second half of 2006 that is intended to confirm in humans the bioavailability seen in preclinical studies with orally administered CK-1827452.

As with our drug candidates in our other programs, the compounds in our cardiovascular program, including our drug candidate CK-1827452, are at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any of them. We currently fund all research and development costs associated with this program. We incurred costs of approximately $19.6 million, $14.7 million and $11.5 million for research and development activities relating to our cardiovascular program in the years ended December 31, 2005, 2004 and 2003, respectively and incurred $63.5 million from inception through December 31, 2005. We anticipate that our expenditures relating to research and development of compounds in our cardiovascular program will increase significantly as we advance CK-1827452 through clinical development.

Development Risks

The successful development of all of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of any of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including, but not limited to:

•	the uncertainty of the timing of the initiation and completion of patient enrollment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after such trials have been initiated and completed;

•	the possibility of delays in characterization, synthesis or optimization of potential drug candidates in our cardiovascular program;

•	the uncertainty of clinical trial results;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for new therapies; and

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility.

If we fail to complete the development of any of our drug candidates in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us or our partners to obtain, or any delay in obtaining, regulatory approvals for our drug candidates could have a material adverse effect on our results of operations. A further discussion of the risks and uncertainties associated with completing our programs on schedule, or at all, and certain consequences of failing to do so are discussed further in the risk factors entitled “We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for at least several years, if ever,” “Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval” and “Clinical trials are expensive, time consuming and subject to delay,” as well as other risk factors.

Funding

To date we have funded our operations primarily through the sale of equity securities, non-equity payments from GSK and AstraZeneca, equipment financings, interest on investments and government grants. We have received net proceeds from the sale of equity securities of $218.6 million from August 5, 1997, the date of our inception, through December 31, 2005, excluding sales of equity to GSK. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in April 2004. In 2005, we received net proceeds from the sale of equity securities of $6.6 million, including $5.5 million from draw downs under our CEFF with Kingsbridge. In 2001, under our strategic alliance with GSK, GSK made a $14.0 million upfront cash payment as well as an initial $14.0 million equity investment. In April 2004, GSK purchased 538,461 shares of our common stock at $13.00 per share immediately prior to the closing of our initial public offering for a total price of $7.0 million. GSK also made a $3.0 million equity investment in us in 2003. GSK has also committed to reimburse our full time equivalents, or FTEs, through the end of the minimum five-year research term of the strategic alliance, and to make additional payments upon the achievement of certain pre-commercialization milestones. Cumulatively as of December 31, 2005, we received $30.3 million in FTE and other expense reimbursements and $7.0 million in milestone payments from GSK. Cumulatively as of December 31, 2005, we received $2.4 million in FTE reimbursement from our strategic alliance with AstraZeneca. We received $1.3 million, $2.5 million and $2.0 million under equipment financing arrangements in the years ending December 31, 2005, 2004 and 2003, respectively. Cash interest earned on investments in the years ended December 31, 2005, 2004 and 2003 was $3.8 million, $3.4 million and $2.4 million, respectively. Grant revenues were none, $100,000 and none in the years ended December 31, 2005, 2004 and 2003, respectively.

GSK has the contractual right to reduce its funding of our FTEs at its discretion, subject to certain agreed minimum levels, in the beginning of each contract year based on the activities of the agreed upon research plan. This five-year research term ends on June 20, 2006 unless extended by GSK. GSK has agreed to fund worldwide development and commercialization of drug candidates that arise from our strategic alliance and for which GSK elects to continue in development, other than the funding for development and commercialization of SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. We will earn royalties from sales of any resulting drugs. We retain product-by-product options to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording co-promotion rights in North America. If we exercise our co-promotion option, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities. GSK has the right to terminate the Collaboration and License Agreement on six months notice at any time after June 20, 2006. If GSK abandons one or more of ispinesib, SB-743921 and GSK-923295, it would result in a delay in or prevent us from commercializing such current or potential drug candidates, and would delay or prevent our ability to generate revenues. In such event, or if GSK abandons development of any drug candidate prior to regulatory approval, we would have to undertake and fund the clinical development of our drug candidates or commercialization of our drugs, seek a new partner for clinical development or commercialization, or curtail or abandon the clinical development or commercialization programs.

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

In June 2005, we filed a shelf Registration Statement on Form S-3 (SEC File No. 333-125786) with the SEC to sell an aggregate of up to $100.0 million of our common stock and or preferred stock. This registration statement was declared effective on July 15, 2005.

In October 2005, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital during the next three years. Subject to certain conditions and limitations, from time to time under the CEFF, at our election, Kingsbridge will purchase newly-issued shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. The minimum acceptable volume weighted average price for determining the purchase price at which our stock may be sold in any pricing period is determined by the greater of $3.50 or 85% of the closing price for our common stock on the day prior to the commencement of the pricing period. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 244,000 shares of our common stock at a price of $9.13 per share, which represents a premium over the closing price of our common stock on the date we entered into the CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The CEFF also required us to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant within 60 days of entering into the CEFF, and to use commercially reasonable efforts to have such registration statement declared effective by the Securities and Exchange Commission within 180 days of our entry into the CEFF. Our Registration Statement on Form S-3 filed in connection with the CEFF was declared effective on December 2, 2005 (SEC File No. 333-129786). Under the terms of the CEFF, the maximum number of shares we may sell is 5,703,488 (exclusive of the shares underlying the warrant) which, under the rules of the National Association of Securities Dealers, Inc., is approximately the maximum number of shares we may sell to Kingsbridge without approval of our stockholders. This limitation may further limit the amount of proceeds we are able to obtain from the CEFF. We are not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. In December 2005, we received gross proceeds of $5.7 million from the draw down and sale of 887,576 shares of common stock to Kingsbridge before offering costs. In connection with the CEFF, we paid legal fees and other offering costs of $178,000. In January, 2006, we received proceeds of $4.9 million from the draw down and sale of 833,537 shares of common stock to Kingsbridge.

Subsequent to the year ended December 31, 2005, we sold 5,000,000 shares of our common stock pursuant to a take-down from our shelf Registration Statement on Form S-3 (SEC File No. 333-125786) to certain institutional investors at a price of $6.60 per share, for gross offering proceeds of $33.0 million and net offering proceeds of approximately $31.9 million. (See Note 13, “Subsequent Events,” in the accompanying Notes to the Financial Statements.)

Revenues

Our current revenue sources are limited, and we do not expect to generate any direct revenue from product sales for several years. We currently recognize revenues from our strategic alliances with GSK and AstraZeneca for contract research activities, which we record as related expenses as incurred.

Charges to GSK are based on negotiated rates that are intended to approximate the costs for our FTEs performing research under the strategic alliance and our out-of-pocket expenses. GSK has paid us an upfront licensing fee, which we recognize ratably over the five-year research term of the strategic alliance. This research term ends on June 20, 2006 unless extended by GSK. We may receive additional payments from GSK upon achieving certain pre-commercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. The revenues recognized to date are not refundable, even if the relevant research effort is not successful. Because a substantial portion of our revenues for the foreseeable future will depend on achieving research, clinical development and other pre-commercialization milestones under our strategic alliance with GSK, our results of operations may vary substantially from year to year. At any time after June 20, 2006, GSK has the right to terminate the Collaboration and License Agreement on six months notice. If we exercise our co-promotion option, we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.

Charges to AstraZeneca are based on negotiated rates that are intended to approximate the costs for our FTEs performing research under the strategic alliance. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. The revenues recognized to date are not refundable, even if the relevant research effort is not successful. The research term of our Collaboration and License Agreement with AstraZeneca expired in December 2005. AstraZeneca retains the right to purchase a license to certain proprietary technology developed as part of the collaboration for a fee of up to $2.0 million as may be agreed by both parties.

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

Research and Development

We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses relating to our strategic alliance with GSK consist primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Certain of these costs are reimbursed by GSK on an FTE basis. At this time GSK funds the majority of the costs related to preclinical and clinical development of ispinesib. Under our 2005 amendment to the Collaboration and License Agreement with GSK, we have committed to fund certain later-stage development activities for SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. We have the option to co-fund certain later-stage development activities for ispinesib and GSK-923295, and for SB-743921 for cancer indications outside of those indications that are the subject of the amendment. This commitment and the potential exercise of any of our co-funding options will result in a significant increase research and development expenses. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. We expect to incur research and development expenses to conduct preclinical studies and clinical trials for CK-1827452 and other of our cardiac myosin activator compounds for the treatment of heart failure and in connection with our early research programs in other diseases, as well as the continued advancement of our PUMAtm system, Cytometrix® technologies and our other existing and future drug discovery technologies. From our inception through December 31, 2005, we incurred costs of approximately $48.4 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $63.5 million for our cardiac contractility program, $40.1 million for our proprietary technologies and $28.9 million for all other programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including but not limited to finance, business and commercial development and strategic planning. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. Now approaching our third year as a public company, we anticipate continued increases in general and administrative expenses associated with operating as a publicly traded company, such as increased costs for insurance, investor relations and compliance with section 404 of the Sarbanes-Oxley Act of 2002.

Stock Compensation

In connection with the grant of stock options to employees and non-employees, in prior periods we recorded deferred stock-based compensation as a component of stockholders’ equity.

Deferred stock compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. As the non-employee options become vested, we revalue the remaining unvested options, with the change in fair value from period to period represented as a change in the deferred compensation charge. We valued and recognized the stock-based compensation expense related to options granted to non-employees as the stock options were earned. We amortize this stock-based compensation as charges to operations over the vesting periods of the options, generally four years.

We recorded deferred stock-based compensation related to options granted to employees of none, $2.3 million and $3.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. We recorded amortization of the deferred stock-based compensation related to employee options, net of cancellations, of $1.3 million, $1.4 million and $536,000 in the years ended December 31, 2005, 2004 and 2003, respectively. We recorded non-employee stock-based compensation expense of $78,000, $496,000 and $390,000 in the years ended

December 31, 2005, 2004 and 2003, respectively. The balance of deferred stock-based compensation was $2.5 million, $4.3 million and $3.7 million at December 31, 2005, 2004 and 2003, respectively.

The amount of non-cash stock-based compensation expense we record in future periods will increase due to our adoption of SFAS No. 123R on January 1, 2006.

Interest and Other Income and Expense

Interest and other income and expense consist primarily of interest income and interest expense. Interest income is generated primarily from investment of our cash, cash equivalents and investments. Interest expense generally relates to the borrowings under our equipment financing lines.

Results of Operations

Years ended December 31, 2005, 2004 and 2003

Revenues

	Years Ended			Increase
	December 31,			(Decrease)
	2005	2004	2003	2005	2004
	(In millions)

Research and development revenues from related party	$5.0	$9.3	$7.7	$(4.3)	$1.6
Research and development, grant and other revenues	1.1	1.3	0.1	(0.2)	1.2
License revenues from related party	2.8	2.8	2.8	—	—

Total revenues	$8.9	$13.4	$10.6	$(4.5)	$2.8

We recorded total revenues of $8.9 million, $13.4 million and $10.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Research and development revenues from related party refers to revenues from our strategic partner, GSK, which is also a stockholder of the Company. Research and development revenues from GSK of $5.0 million for the year ended December 31, 2005 consisted of $3.8 million for reimbursement for FTEs, $500,000 for milestone revenues and $700,000 for research expense funding. The $500,000 milestone revenue received from GSK in 2005 related to the selection of a second mitotic kinesin development candidate, GSK-923295, by GSK in the fourth quarter of 2005. Research and development revenues from GSK of $9.3 million for the year ended December 31, 2004 consisted of $5.9 million for reimbursement of FTEs, $3.3 million for milestone revenues and $100,000 for research expense funding. The $3.3 million milestone revenue received from GSK in 2004 consisted of $3.0 million for the initiation of a Phase II clinical trials program for ispinesib and $300,000 for selection of a new research and development target, CENP-E. Research and development revenues from GSK of $7.7 million for the year ended December 31, 2003 consisted of $7.0 million for reimbursement for FTEs, $200,000 for milestone revenues and $500,000 for research expense funding. The $200,000 milestone revenue received from GSK in 2003 was earned on reaching the feasibility study stage for two mitotic kinesin development targets.

The decrease in research and development revenues from GSK in 2005 compared with 2004 was primarily due to the $3.0 million milestone payment in 2004 for the initiation of the Phase II clinical trials program of ispinesib and a decrease in reimbursements for FTEs in 2005 compared with 2004 of $2.1 million. The FTE decrease in 2005 was the result of a contractually pre-defined change in FTE sponsorship by GSK. The FTE sponsorship is determined annually by GSK and us in accordance with the annual research plan and contractually predefined FTE support levels. Research expense funding increased by $600,000 in 2005 compared with 2004 and consisted primarily of reimbursements for patent expenses by GSK.

The increase in research and development revenues from GSK in 2004 compared with 2003 was primarily due to the $3.0 million payment in 2004 for the initiation of the Phase II clinical trials program of ispinesib. This was partly offset by a decrease of $1.1 million in reimbursements for FTEs and a decrease of $400,000 in research expense funding in 2004 compared with 2003.

Research and development, grant and other revenues of $1.1 million for the year ended December 31, 2005 consisted entirely of reimbursement for FTEs from AstraZeneca under our strategic alliance. Research and development, grant and other revenues of $1.3 million for the year ended December 31, 2004 consisted of $1.2 million for reimbursement for FTEs from AstraZeneca and $100,000 of grant revenue. Research and development, grant and other revenues of $100,000 for the year ended December 31, 2003 represented FTE reimbursement from AstraZeneca. FTE reimbursements from AstraZeneca were higher in 2004 than in 2003 because 2004 was the first full year of revenue recognition from that strategic alliance.

License revenues from related party represents license revenue from our strategic alliance with GSK. License revenue was $2.8 million in each of the years ended December 31, 2005, 2004 and 2003. The license revenue is being amortized on a straight line basis over the life of the agreement with GSK. As of December 31, 2005, our remaining balance of deferred revenue is $1.4 million, which we expect to fully amortize in the first half of 2006.

We expect total revenues to be in the range of $4.0 million to $5.0 million for the year ending December 31, 2006, which reflects license revenue, the contractually agreed level of FTE reimbursements from our strategic alliance partner and other collaboration revenue.

Research and development expenses

				Increase
	Years Ended December 31,			(Decrease)
	2005	2004	2003	2005	2004
	(In millions)

Research and development expenses	$40.6	$39.9	$34.2	$0.7	$5.7

Research and development expenses increased $700,000 to $40.6 million in 2005 compared with $39.9 million in 2004, and increased $5.7 million to $39.9 million in 2004 compared with $34.2 million in 2003. The overall increase in research and development expenses in 2005 over 2004 was primarily due to increased consulting and outsourced services, particularly preclinical and clinical services of $1.2 million, partially offset by a decrease in stock-based compensation expense for employees and non-employees of $400,000 and lab consumables of $100,000. The increase in research and development expenses in 2004 compared with 2003 was primarily due to increased contract and outside services of $3.8 million and higher salary and benefit costs of $1.9 million resulting from the hiring of additional research and development personnel and employee bonuses.

From a program perspective, the increased research and development spending in 2005 was primarily due to the advancement of our oncology and cardiovascular programs, partially offset by decreased spending on proprietary technologies and early research programs. For the years ended December 31, 2005, 2004 and 2003, costs of approximately $8.6 million, $6.9 million and $6.7 million, respectively, were incurred for research and development activities relating to the discovery of mitotic kinesin inhibitors, of which GSK reimbursed, and we recorded as related party revenue, $4.5 million in 2005, $6.1 million in 2004 and $7.5 million in 2003. During the years ended December 31, 2005, 2004 and 2003, costs of approximately $19.6 million, $14.7 million and $11.5 million, respectively, were incurred for research and development activities relating to our heart failure research program; costs of $6.4 million, $9.0 million and $8.7 million, respectively, were incurred for our proprietary technologies; and costs of $6.0 million, $9.3 million and $7.3 million, respectively, were incurred for all other research programs.

Clinical timelines, likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We expect to make determinations as to which research programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate. The lengthy process of seeking regulatory approvals and subsequent compliance with applicable regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations.

We expect research and development expenditures to increase in 2006. We intend to initiate a clinical trial in 2006 for SB-743921 for non-Hodgkin’s lymphoma. Additionally, we expect to advance research and development of our cardiovascular program and will continue clinical trials in 2006 for our cardiac myosin activator drug candidate CK-1827452. We expect research and development expenses to be in the range of $67.0 million to $71.0 million for the year ending December 31, 2006.

General and administrative expenses

	Years Ended			Increase
	December 31,			(Decrease)
	2005	2004	2003	2005	2004
	(In millions)

General and administrative	$13.0	$12.0	$9.0	$1.0	$3.0

General and administrative expenses increased $1.0 million in 2005 compared with 2004, and increased $3.0 million in 2004 compared with 2003. The increase in general and administrative expenses in 2005 compared with 2004 was primarily due to increased outside services of $600,000, increased legal expenses, including patent costs, of $200,000 and increased general business expenses of almost $200,000. Other outside services included certain marketing and public relations costs, accounting and audit fees, including costs related to our Sarbanes-Oxley section 404 compliance initiative, facilities outsourcing services and other consulting services. The increase in general and administrative expenses in 2004 compared with 2003 was primarily due to increased salary and benefit costs of $1.3 million resulting from the hiring of additional general and administrative personnel, increased legal expenses of $900,000 and higher other outside services of $700,000.

We expect that general and administrative expenses will continue to increase during 2006 due to increasing payroll-related expenses in support of our initial commercialization efforts, business development costs, expanding operational infrastructure, and other costs associated with being a public company. We expect general and administrative expenses to be in the range of $18.0 million to $20.0 million for the year ending December 31, 2006.

Interest and Other Income and Expense

	Years Ended			Increase
	December 31,			(Decrease)
	2005	2004	2003	2005	2004
	(In millions)

Interest and other income	$2.9	$1.8	$0.9	$1.1	$0.9
Interest and other expense	$(0.5)	$(0.5)	$(1.0)	$—	$(0.5)

Interest and other income was $2.9 million for the year ended December 31, 2005 compared with $1.8 million and $900,000 for the years ended December 31, 2004 and 2003, respectively. The $1.1 million increase in interest and other income in 2005 compared with 2004 was primarily due to higher interest income on our cash, cash equivalents and short-term investments. The increase in interest income in 2005 compared with 2004 was primarily due to increased investment yields resulting from higher market interest rates earned on our invested cash. The increase in interest and other income of $900,000 in 2004 compared with 2003 was primarily due to higher average balances of cash and investments resulting from proceeds from the initial public offering and sale of common stock to GSK, and to a lesser degree, higher yields.

Interest and other expense was $500,000 for each of the years ended December 31, 2005 and 2004 and $1.0 million for the year ended December 31, 2003. The total balances outstanding under our equipment financing lines were $9.4 million and $10.5 million as of December 31, 2005 and 2004, respectively. The $500,000 decrease in interest and other expense in 2004 compared with 2003 was primarily attributable to lower interest expense resulting from the restructuring of the equipment financing lines.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through December 31, 2005, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income. Our cash, cash equivalents and investments totaled $76.2 million at December 31, 2005, a decrease of $34.1 million compared with $110.3 million at December 31, 2004. The decrease was primarily due to the use of proceeds from investment maturities to fund operations.

In April 2004, we sold 7,935,000 shares of common stock in our initial public offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option, at $13.00 per share for aggregate gross proceeds of $103.2 million. In connection with this offering, we paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, we received net proceeds of approximately $94.0 million from the offering. In addition, pursuant to an agreement with an affiliate of GSK, we sold 538,461 shares of our common stock to GSK immediately prior to the closing of the initial public offering at a purchase price of $13.00 per share, for a total of approximately $7.0 million in net proceeds. In the fourth quarter of 2005, we entered into the CEFF with Kingsbridge and received gross proceeds of $5.7 million from the draw down and sale of 887,576 shares of common stock. In connection with the CEFF, we paid legal fees and other offering costs of $178,000. In January 2006, we received proceeds of $4.9 million from the draw down and sale of 833,537 shares of common stock to Kingsbridge.

In January 2006, we sold 5,000,000 shares of our common stock to certain institutional investors at a price of $6.60 per share, for gross offering proceeds of $33.0 million and net offering proceeds of approximately $31.9 million. (See Note 13, “Subsequent Events,” in the accompanying Notes to the Financial Statements.)

As of December 31, 2005, we have received $51.2 million in non-equity payments from GSK. We received $1.3 million, $2.5 million and $2.0 million under equipment financing arrangements in 2005, 2004 and 2003, respectively. Interest earned on investments, excluding non-cash amortization of purchase premiums, in the years ending December 31, 2005, 2004 and 2003 was $3.8 million, $3.4 million and $2.4 million, respectively.

Net cash used in operating activities was $39.5 million, $34.0 million and $30.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, and was primarily due to the Company’s net losses of $42.3 million, $37.2 million and $32.7 million, respectively.

Deferred revenue decreased from $4.2 million at December 31, 2004 to $1.4 million at December 31, 2005 as we continue to recognize revenue from the upfront licensing fee from GSK on a ratable basis over the term of the agreement. We recognized $2.8 million in license revenue in each of the years ended December 31, 2005, 2004 and 2003.

Net cash provided by investing activities of $34.5 million for the year ended December 31, 2005 was primarily related to net proceeds from sales and maturities of investments, net of $1.5 million of property and equipment purchases. Net cash used in investing activities of $65.5 million and $15.1 million for the years ended December 31, 2004 and 2003, respectively, was primarily due to purchases of investments and, to a lesser extent, to purchases of property and equipment.

Restricted cash totaled $5.2 million, $6.0 million and $7.2 million at December 31, 2005, 2004, and 2003, respectively. The balance decreased in 2005 as the balance outstanding under our equipment financing line of credit decreased and our lender reduced its required security deposit. The balance of restricted cash decreased in 2004 primarily due to the lender for our equipment financing line of credit lowering the security deposit as of December 2004.

Net cash provided by financing activities was $5.4 million, $102.3 million and $40.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net cash provided by financing activities in 2005 was primarily due to net proceeds from draw down of our CEFF of $5.5 million and proceeds of almost $1.1 million from the issuance of common stock associated with our employee stock plans, partially offset by an overall decrease in our equipment financing line of $1.1 million. Net cash provided by financing activities in 2004 was primarily due to our initial public offering and sale of common stock to GSK. Net cash provided by financing activities in 2003 was primarily due to the sale of preferred stock, which generated $39.9 million.

As of December 31, 2005, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total

Operating leases	$2,415	$5,641	$5,655	$5,679	$19,390
Equipment financing line	2,726	5,668	959	9	9,362

Total	$5,141	$11,309	$6,614	$5,688	$28,752

Our long-term commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.

Under the provisions of our amended agreement with Portola Pharmaceuticals, Inc., or Portola, we are obligated to reimburse Portola for certain equipment costs incurred by Portola in connection with research and related services that Portola provides to us. These costs were incurred commencing when the equipment became available for use in the second quarter of 2005 through the expiration date of the agreement, December 31, 2005. Our payments to Portola for such equipment costs, totaling $285,000, are scheduled to be made in eight quarterly installments commencing in the first quarter of 2006 and continuing through the fourth quarter of 2007.

We expect to incur substantial costs as we continue to expand our research programs and related research and development activities. Under the terms of our strategic alliance with GSK, we have options to co-fund certain later-stage development activities for ispinesib and GSK-923295. We also plan to conduct development of SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. In addition, we have committed to co-fund certain later-stage development activities for SB-743921 for cancer indications outside of these hematologic cancer indications. This commitment and the potential exercise of any of our co-funding options will result in a significant increase in research and development expenses. We expect to determine whether and to what extent we will exercise our co-funding options based on clinical results and our business, finances and prospects at the time we receive the Phase II clinical trial results for each drug candidate under our strategic alliance with GSK. Research and development expenses for our unpartnered drug discovery programs consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and development, facilities costs and depreciation of equipment. We expect to incur significant research and development expenses as we advance the research and development of our cardiac myosin activators for the treatment of heart failure, continue human clinical trials of CK-1827452 in 2006, pursue our other early stage research programs in multiple therapeutic areas, and develop our PUMAtm system, Cytometrix® technologies and other proprietary drug discovery technologies.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	GSK’s decisions with regard to continued funding of development of our drug candidates;

•	our level of funding for other current or future drug candidates, including CK-1827452 for the treatment of heart failure;

•	our level of funding for SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma;

•	our options to co-fund the development of ispinesib and GSK-923295;

•	our level of co-funding for the development of SB-743921 for cancer indications other than Hodgkin’s lymphoma, non-Hodgkin’s lymphoma and multiple myeloma;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	expanding and advancing our research programs;

•	hiring of additional employees and consultants;

•	expanding our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We believe that our existing cash and cash equivalents, proceeds from our January 2006 offering of common stock, future payments from GSK, interest earned on investments, proceeds from equipment financings and the potential proceeds from the CEFF will be sufficient to meet our projected operating requirements for at least the next 12 months. If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Off-balance Sheet Arrangements

As of December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on our judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectibility of those fees. Should changes in conditions cause us to determine these criteria have not been met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Stock-Based Compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and SFAS No. 123, “Accounting for Stock-Based Compensation” and comply with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure: an Amendment of FASB Statement No. 123.” Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the estimated fair value of our common stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services.”

Effective for the quarter ending March 31, 2006, we will adopt SFAS No. 123R (see Recent Accounting Pronouncements below). Under SFAS No. 123R, we will be required to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans.

Deferred Tax Valuation Allowance

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the financial statements, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance to reduce our deferred tax asset to zero, because we believe that, based upon a number of factors, it is more likely than not that the deferred tax asset will not be realized. If we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. We are required to adopt SFAS No. 123R in the first quarter of 2006. We plan to elect the modified-prospective-transition method, as provided by SFAS No. 123R. Accordingly, prior period amounts will not be restated. Under this transition method, we are required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of previously granted awards as of January 1, 2006 using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Our estimate of stock-based compensation expense is affected by our assumptions regarding a number of input variables to the valuation model, including but not limited to, our stock price, volatility and employee stock option exercise behaviors. Although the adoption of SFAS No. 123R is expected to have a material effect on our results of operations, future changes to the assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the previously disclosed SFAS No. 123 pro forma expense.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” or APB 20, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made subsequent to January 1, 2006. The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.

In June 2005, the EITF reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination,” or EITF No. 05-6. EITF No. 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. The requirements of EITF No. 05-6 are effective for any future leasehold improvements that we purchase or acquire.

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or FSP FAS 115-1, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, determining whether that impairment is other-than-temporary, and measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. We do not expect that the adoption of the statement will have a material impact on our consolidated results or financial condition.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Sensitivity

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash and cash equivalents and short- and long-term investments in a variety of interest-bearing instruments, including United States government and agency securities, high grade municipal and United States corporate bonds, commercial paper, certificates of deposit and money market funds. Our investment portfolio is subject to interest rate risk, and will fall in value if market interest rates increase. Our cash and cash equivalents are invested in highly liquid securities with original maturities of three months or less at the time of purchase. Consequently, we do not consider our cash and cash equivalents to be subject to significant interest rate risk and have therefore excluded them from the table below. On the liability side, our equipment financing lines carry fixed interest rates and therefore also may be subject to changes in fair value if market interest rates fluctuate. We do not have any foreign currency or derivative financial instruments.

The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio and equipment financing lines (dollars in thousands):

								Fair Value at
								December 31,
	2006	2007	2008	2009	2010	2011	Total	2005

Assets:
Short- and long-term investments	$62,697	—	—	—	—	—	$62,697	$62,697
Average interest rate	4.19%	—	—	—	—	—	4.19%
Liabilities:
Equipment financing lines	$2,726	$2,857	$2,811	$694	$265	$9	$9,362	$9,100
Average interest rate	4.44%	4.45%	4.46%	5.00%	5.26%	5.50%	4.39%

ITEM 8.	Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cytokinetics, Incorporated:

We have completed an integrated audit of Cytokinetics, Incorporated’s 2005 financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Cytokinetics, Incorporated at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, and cumulatively, for the period from August 5, 1997 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 8, 2006

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$13,515	$13,061
Short-term investments	62,697	92,637
Related party accounts receivable	576	53
Related party notes receivable — short-term portion	151	713
Prepaid and other current assets	1,925	2,603

Total current assets	78,864	109,067
Long-term investments	—	4,555
Property and equipment, net	6,178	7,336
Related party notes receivable	451	387
Restricted cash	5,172	5,980
Other assets	796	776

Total assets	$91,461	$128,101

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,352	$2,059
Accrued liabilities	4,137	3,697
Related party payables and accrued liabilities	649	96
Short-term portion of equipment financing lines	2,726	2,387
Short-term portion of deferred revenue	1,400	2,800

Total current liabilities	11,264	11,039
Long-term portion of equipment financing lines	6,636	8,106
Long-term portion of deferred revenue	—	1,400

Total liabilities	17,900	20,545

Commitments (Note 8)
Convertible preferred stock, $0.001 par value:
Authorized: 10,000,000 shares
Issued and outstanding: None in 2005 and 2004	—	—

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding: 29,710,895 shares in 2005 and 28,453,173 shares in 2004	30	28
Additional paid-in capital	249,521	243,239
Deferred stock-based compensation	(2,452)	(4,251)
Accumulated other comprehensive loss	(14)	(188)
Deficit accumulated during the development stage	(173,524)	(131,272)

Total stockholders’ equity	73,561	107,556

Total liabilities, convertible preferred stock and stockholders’ equity	$91,461	$128,101

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

				Period from
				August 5, 1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2005	2004	2003	2005
	(In thousands, except per share data)

Revenues:
Research and development revenues from related party	$4,978	$9,338	$7,692	$37,242
Research and development, grant and other revenues	1,134	1,304	85	2,951
License revenues from related party	2,800	2,800	2,800	12,600

Total revenues	8,912	13,442	10,577	52,793

Operating expenses:
Research and development(1)	40,570	39,885	34,195	180,875
General and administrative(1)	12,975	11,991	8,972	53,499

Total operating expenses	53,545	51,876	43,167	234,374

Operating loss	(44,633)	(38,434)	(32,590)	(181,581)
Interest and other income, net	2,916	1,785	903	11,705
Interest and other expense	(535)	(549)	(998)	(3,648)

Net loss	$(42,252)	$(37,198)	$(32,685)	$(173,524)

Net loss per common share — basic and diluted	$(1.48)	$(1.88)	$(17.09)

Weighted-average number of shares used in computing net loss per common share — basic and diluted	28,582	19,779	1,912

(1) Includes the following stock-based compensation charges:
Research and development	$790	$1,150	$609	$2,848
General and administrative	637	726	317	1,704

	$1,427	$1,876	$926	$4,552

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Issuance of common stock upon exercise of stock options for cash at $0.015 per share	147,625	$—	$2	$—	$—	$—	$2
Issuance of common stock to founders at $0.015 per share in exchange for cash in January 1998	563,054	1	7	—	—	—	8
Net loss	—	—	—	—	—	(2,015)	(2,015)

Balances, December 31, 1998	710,679	1	9	—	—	(2,015)	(2,005)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	287,500	—	69	—	—	—	69
Issuance of warrants, valued using Black-Scholes model	—	—	41	—	—	—	41
Deferred stock-based compensation	—	—	237	(237)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	123	—	—	123
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(7,341)	(7,341)

Total comprehensive loss	—	—	—	—	—	—	(7,349)

Balances, December 31, 1999	998,179	1	356	(114)	(8)	(9,356)	(9,121)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	731,661	1	194	—	—	—	195
Deferred stock-based compensation	—	—	93	(93)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	101	—	—	101
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	(13,079)	(13,079)

Total comprehensive loss	—	—	—	—	—	—	(12,993)

Balances, December 31, 2000	1,729,840	2	643	(106)	78	(22,435)	(21,818)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	102,480	—	56	—	—	—	56
Repurchase of common stock	(33,334)	—	(19)	—	—	—	(19)
Compensation expense for acceleration of options	—	—	20	—	—	—	20
Deferred stock-based compensation	—	—	45	(45)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	93	—	—	93
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	(15,874)	(15,874)

Total comprehensive loss	—	—	—	—	—	—	(15,684)

Balances, December 31, 2001	1,798,986	$2	$745	$(58)	$268	$(38,309)	$(37,352)

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	131,189	$—	$68	$—	$—	$—	$68
Repurchase of common stock	(3,579)	—	(2)	—	—	—	(2)
Deferred stock-based compensation	—	—	(2)	2	—	—	—
Amortization of deferred compensation	—	—	—	6	—	—	6
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	(23,080)	(23,080)

Total comprehensive loss	—	—	—	—	—	—	(23,308)

Balances, December 31, 2002	1,926,596	2	809	(50)	40	(61,389)	(60,588)
Issuance of common stock upon exercise of stock options for cash at $0.20-$1.20 per share	380,662	—	310	—	—	—	310
Stock-based compensation	—	—	158	—	—	—	158
Deferred stock-based compensation	—	—	4,369	(4,369)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	768	—	—	768
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(32,685)	(32,685)

Total comprehensive loss	—	—	—	—	—	—	(32,679)

Balances, December 31, 2003	2,307,258	2	5,646	(3,651)	46	(94,074)	(92,031)
Issuance of common stock upon initial public offering at $13.00 per share, net of issuance costs of $9,151	7,935,000	8	93,996	—	—	—	94,004
Issuance of common stock to related party for $13.00 per share	538,461	1	6,999	—	—	—	7,000
Issuance of common stock to related party	37,482	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	17,062,145	17	133,155	—	—	—	133,172
Issuance of common stock upon cashless exercise of warrants	115,358	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash at $0.20-$6.50 per share	404,618	—	430	—	—	—	430
Issuance of common stock pursuant to ESPP at $8.03 per share	69,399	—	557	—	—	—	557
Stock-based compensation		—	278	—	—	—	278
Deferred stock-based compensation	—	—	2,198	(2,198)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,598	—	—	1,598
Repurchase of unvested stock	(16,548)	—	(20)	—	—	—	(20)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	(234)	—	(234)
Net loss				—	—	(37,198)	(37,198)

Total comprehensive loss	—	—	—	—	—	—	(37,432)

Balances, December 31, 2004	28,453,173	$28	$243,239	$(4,251)	$(188)	$(131,272)	$107,556

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	196,703	$1	$370	$—	$—	$—	$371
Issuance of common stock pursuant to ESPP at $4.25 per share	179,520	—	763	—	—	—	763
Issuance of common stock upon cashless exercise of warrants	14,532	—	—	—	—	—	—
Issuance of common stock upon drawdown of Committed Equity Financing Facility at $6.13-$7.35 per share, net of issuance costs of $178	887,576	1	5,546	—	—	—	5,547
Stock-based compensation	—	—	67		—	—	67
Amortization of deferred stock-based compensation, net of cancellations	—	—	(439)	1,799	—	—	1,360
Repurchase of unvested stock	(20,609)	—	(25)	—	—	—	(25)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	174	—	174
Net loss				—	—	(42,252)	(42,252)

Total comprehensive loss	—	—	—	—	—	—	(42,078)

Balances, December 31, 2005	29,710,895	$30	$249,521	$(2,452)	$(14)	$(173,524)	$73,561

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

				Period from
				August 5, 1997
	Years Ended December 31,			(Date of Inception) to
	2005	2004	2003	December 31, 2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(42,252)	$(37,198)	$(32,685)	$(173,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	3,062	3,276	3,181	15,233
Loss on disposal of equipment	25	14	224	342
Gain on sale of investments	—	—	—	(84)
Allowance for doubtful accounts	—	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	—	41
Non-cash interest expense	92	92	59	243
Non-cash compensation expense for acceleration of options	—	—	—	20
Non-cash forgiveness of loan to officer	60	—	—	146
Stock-based compensation	1,427	1,876	926	4,552
Changes in operating assets and liabilities:
Accounts receivable	—	74	(66)	—
Related party accounts receivable	(544)	136	(181)	(875)
Prepaid and other assets	565	(408)	(362)	(2,489)
Accounts payable	(191)	113	498	1,512
Accrued liabilities	519	697	819	4,097
Related party payables and accrued liabilities	553	96	—	650
Deferred revenue	(2,800)	(2,800)	(3,110)	1,400

Net cash used in operating activities	(39,484)	(34,032)	(30,697)	(148,545)

Cash flows from investing activities:
Purchases of investments	(89,326)	(189,451)	(54,971)	(450,158)
Proceeds from sales and maturities of investments	123,995	124,230	36,995	387,532
Purchases of property and equipment	(1,465)	(1,400)	(3,051)	(20,959)
Proceeds from sale of property and equipment	20	—	—	44
(Increase) decrease in restricted cash	808	1,069	5,907	(5,172)
Issuance of related party notes receivable	—	—	—	(1,146)
Proceeds from repayments of notes receivable	460	46	—	507

Net cash provided by (used in) investing activities	34,492	(65,506)	(15,120)	(89,352)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	94,004	—	94,004
Proceeds from sale of common stock to related party	—	7,000	—	7,000
Proceeds from draw down of Committed Equity Financing Facility, net of issuance costs	5,547	—	—	5,547
Proceeds from other issuances of common stock	1,054	927	310	2,868
Proceeds from issuance of preferred stock, net of issuance costs	—	—	39,868	133,172
Repurchase of common stock	(25)	(20)	—	(66)
Proceeds from equipment financing lines	1,280	2,523	1,971	17,607
Repayment of equipment financing lines	(2,410)	(2,113)	(1,913)	(8,720)

Net cash provided by financing activities	5,446	102,321	40,236	251,412

Net increase (decrease) in cash and cash equivalents	454	2,783	(5,581)	13,515
Cash and cash equivalents, beginning of period	13,061	10,278	15,859	—

Cash and cash equivalents, end of period	$13,515	$13,061	$10,278	$13,515

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Organization

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997 to discover, develop and commercialize novel small molecule drugs specifically targeting the cytoskeleton. The Company is a development stage enterprise and has been primarily engaged in conducting research, developing drug candidates and product technologies, and raising capital.

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

The Company’s registration statement for its initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company’s common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK”.

Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, payments from strategic collaborations, government grant awards and debt financing.

Use of Estimates and Reclassifications

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

Certain reclassifications of prior period amounts have been made to our financial statements to conform with current period presentation.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment is affected principally by conditions or occurrences within GlaxoSmithKline, or GSK, its primary strategic partner. The Company historically has not experienced significant losses relating to accounts receivable from GSK. Approximately 87% of revenues for the year ended December 31, 2005, 90% of revenues for the year ended December 31, 2004 and 99% of revenues for the year ended December 31, 2003 were derived from GSK. Accounts receivable from GSK totaled $569,000 at December 31, 2005 and $27,000 at December 31, 2004 and were included in related party accounts receivable. The five year research term of the strategic alliance expires on June 20, 2006, unless GSK agrees to extend the research term.

Drug candidates developed by the Company may require approvals or clearances from the Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercialized sales. There can be no

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company were to be denied approval or clearance or any such approval or clearance were to be delayed, it may have a material adverse impact on the Company.

The Company’s operations and employees are located in the United States. In the years ended December 31, 2005, 2004 and 2003, all of the Company’s revenues were received from entities located in the United States or from United States affiliates of foreign corporations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

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

The Company invests in investment grade variable rate municipal debt obligations. The variable interest rates of these asset-backed securities typically reset every 28 days. Despite the long-term nature of the stated contractual maturities of these securities, the Company has the ability to quickly liquidate them. Accordingly, the securities are classified as short-term available-for-sale investments and are recorded at fair value. The balance of these investments was $55.7 million at December 31, 2005 and $35.6 million at December 31, 2004. Due to the resetting variable rates of these securities, their fair value generally approximates cost. There were no realized gains or losses from these investments during the year ended December 31, 2005 or 2004, and no cumulative unrealized gain or loss at December 31, 2005 or 2004. All income generated from these investments was recorded as interest income.

All other available-for-sale investments are classified as short- or long-term investments according to their contractual maturities.

Restricted Cash

In accordance with the terms of the Company’s line of credit agreement with GE Capital, the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $5.2 million and 6.0 million at December 31, 2005 and 2004, respectively, and was classified as restricted cash.

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

Impairment of Long-lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2005, there have been no such impairments.

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Segment Reporting

We have determined that we operate in only one segment.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential dilutive common shares, including outstanding options, common stock subject to repurchase, warrants and convertible preferred stock. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Numerator:
Net loss	$(42,252)	$(37,198)	$(32,685)

Denominator:
Weighted-average number of common shares outstanding	28,648	19,966	1,980
Less: Weighted-average shares subject to repurchase	(66)	(187)	(68)

Weighted-average number of common shares used in computing basic and diluted net loss per share	28,582	19,779	1,912

The following outstanding options, common stock subject to repurchase, warrants and convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Years Ended December 31,
	2005	2004	2003

Options to purchase common stock	3,282	2,645	2,244
Common stock subject to repurchase	34	120	144
Warrants to purchase common stock	294	70	100
Shares issuable related to the ESPP	41	47	—
Warrants to purchase convertible preferred stock (as if converted)	—	—	91
Convertible preferred stock (as if converted)	—	—	17,100

Total shares	3,651	2,882	19,679

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS No. 123, “Accounting for Stock-Based Compensation,” and complies with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure: an Amendment of FASB Statement No. 123.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between the estimated fair value of the Company’s common stock and the exercise price of the stock option.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services.”

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003

Net loss, as reported	$(42,252)	$(37,198)	$(32,685)
Add: Stock-based employee compensation expense included in reported net loss	1,348	1,380	536
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(3,489)	(1,760)	(619)

Adjusted net loss	$(44,393)	$(37,578)	$(32,768)

Net loss per common share, basic and diluted:
As reported	$(1.48)	$(1.88)	$(17.09)

Adjusted	$(1.55)	$(1.90)	$(17.14)

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

	Years Ended December 31,
	2005	2004	2003

Risk-free interest rate	4.18%	3.13%	2.80%
Volatility (in 2004 for the period subsequent to April 29, 2004)	78%	75%	—
Expected life (in years)	5	5	5
Expected dividend yield	0.00%	0.00%	0.00%

Based on the above assumptions, the weighted average estimated fair value of options granted was $4.76 and $5.82 for the years ended December 31, 2005 and 2004, respectively, and the weighted average minimum value of options granted was $4.67 per share for the year ended December 31, 2003.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The value of employee stock purchase rights under the 2004 Employee Stock Purchase Plan was estimated based the following weighted average assumptions:

	Years Ended
	December 31,
	2005	2004

Risk-free interest rate	3.47%	2.15%
Volatility	79%	76%
Expected life (in years)	1.25	1.25
Expected dividend yield	0.00%	0.00%

Based on the above assumptions, the weighted average estimated fair value of each stock purchase right was $2.51 for the year ended December 31, 2005 and $5.12 for the year ended December 31, 2004.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123. SFAS No. 123R requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company’s ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. We are required to adopt SFAS No. 123R in the first quarter of 2006. We plan to elect the modified-prospective-transition method, as provided by SFAS No. 123R. Accordingly, prior period amounts will not be restated. Under this transition method, we are required to record compensation expense for all awards granted after the date of adoption using grant-date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of previously granted awards as of January 1, 2006 using the grant-date fair value estimated in accordance with the provisions of SFAS No. 123. Our estimate of stock-based compensation expense is affected by our assumptions regarding a number of input variables to the valuation model, including but not limited to, our stock price, volatility and employee stock option exercise behaviors. Although the adoption of SFAS No. 123R is expected to have a material effect on our results of operations, future changes to the assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the previously disclosed SFAS No. 123 pro forma expense.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made subsequent to January 1, 2006. The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.

In June 2005, the EITF reached a consensus on EITF Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination” (“EITF No. 05-6”). EITF No. 05-6 requires that leasehold improvements acquired in a business combination or purchased subsequent to inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

required lease periods and renewals deemed to be reasonably assured at the date of acquisition. The requirements of EITF No. 05-6 are effective for any future leasehold improvements that we purchase or acquire.

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. We do not expect that the adoption of the statement will have a material impact on our consolidated results or financial condition.

Note 2 — Supplementary Cash Flow Data

Supplemental cash flow information was as follows (in thousands):

				Period from
				August 5, 1997
	Years Ended December 31,			(Date of Inception) to
	2005	2004	2003	December 31, 2005

Cash paid for interest	$417	$428	$833	$2,554
Cash paid for income taxes	$1	$1	$1	$9
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$2,198	$4,369	$6,940
Purchases of property and equipment through accounts payable	$843	$357	$—	$1,200
Purchases of property and equipment through trade in value of disposed property and equipment	$2	$35	$—	$127
Penalty on restructuring of equipment financing lines	$—	$—	$475	$475
Conversion of convertible preferred stock to common stock	$—	$133,172	$—	$133,172

Note 3 — Investments

The amortized cost and fair value of short-term and long-term investments at December 31, 2005 and 2004 were as follows (in thousands):

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates

Short-term investments:
US corporate bonds	$4,011	$—	$(7)	$4,004	1/06 - 3/06
Government agencies bonds	3,000	—	(7)	2,993	2/06 - 3/06
Municipal bonds (taxable)	55,700	—	—	55,700	1/06

Total short-term investments	$62,711	$—	$(14)	$62,697

Total long-term investments	$—	$—	$—	$—

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates

Short-term investments:
US corporate bonds	$42,459	$—	$(131)	$42,328	1/05 - 12/05
Government agencies bonds	11,583	—	(29)	11,554	4/05 - 12/05
Municipal bonds (taxable)	38,609	—	(4)	38,605	1/05 - 7/05
Certificate of deposit	150	—	—	150	1/05

Total short-term investments	$92,801	$—	$(164)	$92,637

Long-term investments:
US corporate bonds	$3,079	$—	$(16)	$3,063	1/06 - 3/06
Government agencies bonds	1,500	—	(8)	1,492	3/06

Total long-term investments	$4,579	$—	$(24)	$4,555

Interest income was $2.9 million, $1.8 million and $903,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and $11.3 million for the period August 5, 1997 (inception) through December 31, 2005.

Following are the gross unrealized losses and fair values of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired as of December 31, 2005 (in thousands):

	Length of Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

US corporate bonds	$1,001	$(1)	$3,003	$(6)	$4,004	$(7)
Government agencies bonds	1,498	(2)	1,495	(5)	2,993	(7)
Municipal bonds (taxable)	—	—	—	—	—	—

Total	$2,499	$(3)	$4,498	$(11)	$6,997	$(14)

The unrealized losses on the Company’s investments in U.S. corporate and U.S. government agencies bonds were primarily caused by rising interest rates. We believe that it is probable that the Company will be able to collect all contractual cash flows from the U.S. corporate bonds and U.S.  government agencies bonds based on their high credit quality and relatively short maturities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the unrealized losses on the investments are attributable to changes in the interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

As of December 31, 2004, none of the Company’s short- or long-term investments had been in a continuous loss position for twelve months or longer.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4 — Balance Sheet Components

	December 31,
	2005	2004

Property and equipment, net (in thousands):
Laboratory equipment	$14,820	$13,558
Computer equipment and software	3,606	3,569
Office equipment, furniture and fixtures	347	242
Leasehold improvements	828	823

	19,601	18,192
Less: Accumulated depreciation and amortization	(13,423)	(10,856)

	$6,178	$7,336

Property and equipment pledged as collateral against outstanding borrowings under the Company’s equipment financing lines totaled $15.6 million, net of accumulated depreciation of $10.5 million at December 31, 2005 and $14.5 million, net of accumulated depreciation of $7.7 million at December 31, 2004.

	December 31,
	2005	2004

Accrued liabilities (in thousands):
Bonus	$1,319	$1,032
Vacation and other payroll related	1,126	1,209
Consulting and professional fees	1,342	876
Other accrued expenses	350	580

	$4,137	$3,697

Interest receivable on short- and long-term investments of $200,000 and $1.1 million is included in prepaid and other current assets at December 31, 2005 and 2004, respectively.

Note 5 — Related Party Transactions

Research and Development Arrangements

In 2001, the Company entered into a Collaboration and License Agreement with the GSK, establishing a strategic alliance to discover, develop and commercialize small molecule drugs for the treatment of cancer and other diseases. Under this agreement, GSK agreed to pay the Company an upfront licensing fee of $14.0 million for rights to certain technologies. In addition, GSK agreed to pay the Company milestone payments regarding performance and developments within agreed upon projects. In conjunction with these projects, GSK agreed to reimburse the Company’s costs associated with the strategic alliance. In accordance with the agreement, in 2001 GSK made a $14.0 million equity investment in the Company. In 2001, the Company also received $14.0 million for the upfront licensing fee, which is being recognized ratably over the term of the agreement. In each of the years ended December 31, 2005, 2004 and 2003, the Company recognized $2.8 million as license revenue under this agreement. At December 31, 2005 and 2004, license revenue of $1.4 million and $4.2 million, respectively, under this agreement was deferred. The Company also received and recognized as revenue $500,000, $3.3 million and $200,000 in performance milestone payments under the agreement and $4.5 million, $6.1 million and $7.5 million in FTE and other expense reimbursements for the years ended December 31, 2005, 2004 and 2003 respectively, as no ongoing performance obligations exist with respect to these aspects of the agreement. GSK also made a $3.0 million equity investment in the Company in 2003. In April 2004, GSK purchased 538,461 shares of the

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company’s common stock at $13.00 per share immediately prior to the closing of the Company’s initial public offering for a total price of $7.0 million. In April 2004, an additional 37,482 shares of the Company’s common stock was issued to GSK in accordance with certain anti-dilution provisions in the Company’s fourth amended and restated certificate of incorporation, with respect to the conversion to common stock of Series D preferred stock that GSK held at that time. In September 2005, the Collaboration and License Agreement was amended to provide the Company with an expanded role in the research and development of one of its drug candidates for the treatment of cancer. The five-year research term of the strategic alliance expires on June 20, 2006, unless extended by GSK. GSK has the right to terminate the Collaboration and License Agreement on six months notice at any time after June 20, 2006. If GSK abandons development of any drug candidate prior to regulatory approval, the Company would undertake and fund the clinical development of that drug candidate or commercialization of any resulting drug, seek a new partner for such clinical development or commercialization, or curtail or abandon such clinical development or commercialization.

In 1998, the Company entered into a licensing agreement with certain universities where the Company’s founding scientists are also affiliates of the universities. The Company agreed to pay technology license fees, as well as milestone payments for technology developed under the licensing agreement. The Company is also obligated to make minimum royalty payments, as specified in the agreement, commencing the year of product market introduction or upon an agreed upon anniversary of the licensing agreement. The Company paid $67,000, $201,000 and $45,000 to the universities under this agreement in 2005, 2004 and 2003, respectively, and $974,000 in the period August 5, 1997 (inception) through December 31, 2005.

Other

In August 2004, the Company entered into a written agreement with Portola Pharmaceuticals, Inc. (“Portola”), replacing a verbal agreement entered into in December 2003. Charles J. Homcy, M.D., who sits on the Company’s Board of Directors and is a consultant to the Company, is the President and CEO of Portola. In the years ended December 31, 2005 and 2004, the Company incurred expenses of $1.4 million and $1.2 million, respectively, for research and related services performed by Portola. No such expenses were incurred prior to 2004. In March 2005, the Company entered into an amendment to the agreement with Portola. Under the amended agreement, the term of the agreement was extended to December 31, 2005 and certain other terms and conditions of the agreement were revised. In addition, the amended agreement provides for the purchase and use of certain equipment by Portola in connection with Portola providing research and related services to the Company. The Company will reimburse Portola $285,000 for costs of the equipment in eight quarterly payments from January 2006 through October 2007. The entire equipment reimbursement of $285,000 was recognized in expenses in 2005. Accounts payable and accrued liabilities at December 31, 2005 and 2004 included $649,000 and $96,000, respectively, payable to Portola for such services. The Company also paid consulting fees to Dr. Homcy of $25,000 in 2005, $27,000 in 2004 and $53,000 in 2003.

In 2001 and 2002, the Company extended loans for $200,000 and $100,000, respectively, to certain officers of the Company. The loans accrue interest at 5.18% and 5.75% and are scheduled to mature on November 12, 2010 and July 12, 2008, respectively. In 2002 the Company extended loans totaling $650,000 to various certain officers and employees of the Company. The loans accrue interest at rates ranging from 4.88% to 5.80% and have scheduled maturities on various dates between 2005 and 2011. Certain of the loans are collateralized by the common stock of the Company owned by the officers and by stock options and were repaid in full no later than eighteen months after the Company’s initial public offering date of April 29, 2004. Certain of the loans will be forgiven if the officers remain with the Company through the maturation of their respective loans. The Company did not extend any loans to officers or employees of the Company in 2005, 2004 or 2003. In 2005, principal repayments totaled $461,000 and principal forgiven totaled $38,000. A total of $602,000 and $1.1 million was outstanding on these loans at December 31, 2005 and 2004 and was classified as related party notes receivable. Interest receivable on these loans

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

totaled $6,000 at December 31, 2005 and $17,000 at December 31, 2004 and was included in related party accounts receivable.

Note 6 — Other Research and Development Arrangements

In 2003, the Company entered into a strategic alliance with AstraZeneca AB to develop a new application of the Company’s Cytometrix® technology. Under the agreement, AstraZeneca AB agreed to reimburse certain of the Company’s costs over a two-year research term, pay licensing fees to the Company, and, upon the successful achievement of certain agreed-upon performance criteria, make a milestone payment to the Company. The Company received and recognized FTE reimbursements of $1.1 million, $1.2 million and $74,000 in the years ended December 31, 2005, 2004 and 2003, respectively, and $2.4 million in the period from August 5, 1997 (inception) through December 31, 2005. The research term of our Collaboration and License Agreement with AstraZeneca expired in December 2005. AstraZeneca retains the right to purchase a license to certain proprietary technology developed as part of the collaboration for a fee of up to $2.0 million as may be agreed by both parties.

Note 7 — Equipment Financing Line

In July 2002, the Company entered into a financing agreement with GE Capital under which the Company could borrow up to $7.5 million through a financing line of credit. In 2002, the Company made three draws on this line of credit for $1.6 million, $1.8 million, and $535,000 with effective interest rates of 8.77%, 7.61%, and 7.64%, respectively, and with financing terms of 60 months for all draws. In March 2003, the Company executed an additional draw of approximately $1.1 million on the July 2002 line of credit with an effective interest rate of 7.59% and a term of 60 months. In May 2003, the Company refinanced the outstanding balance of approximately $4.8 million under the January 2001 line of credit and drew an additional $248,000, with an interest rate of 7.56% and a term of 60 months. In October 2003, the Company refinanced the outstanding balance of approximately $9.3 million under the January 2001 line of credit (as previously refinanced) and the July 2002 line of credit, with an interest rate of 4.25% and a term of 60 months. In November 2003, the Company executed an additional draw of $614,000 on the $7.5 million line of credit with an effective interest rate of 4.25% and a term of 60 months. In 2004, the Company made two additional draws under this line of credit for $1.3 million and $296,000 with effective interest rates of 5.05% and 4.56%, respectively, and with terms of 60 months. All borrowings under this line are collateralized by property and equipment. This financing line of credit expired on January 1, 2004 and no additional borrowings are available to the Company under it. As of December 31, 2005, the balance of equipment loans outstanding under this line was $7.4 million.

In January 2004, the Company entered into a financing agreement with GE Capital under which the Company could borrow up to $4.5 million under a financing line of credit. The line expires on December 31, 2006. During 2004, the Company made two draws under this line for $346,000 and $574,000 with effective interest rates of 4.56% and 4.83%, respectively, and financing terms of 60 months. During 2005, the Company made two draws under this line for $808,000 and $472,000 with effective interest rates of 5.12% and 5.50%, respectively, and financing terms of 60 months. The borrowings are collateralized by property and equipment. As of December 31, 2005, the balance of equipment loans outstanding under this line was $2.0 million, and additional borrowings of $2.3 million were available to the Company.

In connection with the lines of credit with GE Capital, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1 “Organization and Summary of Significant Accounting Policies — Restricted Cash”).

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, future minimum lease payments under equipment lease lines were as follows (in thousands):

2006	$2,726
2007	2,857
2008	2,811
2009	694
2010	265
Thereafter	9

Total	$9,362

Interest expense was $509,000, $535,000 and $863,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and $3.1 million for the period from August 5, 1997 (date of inception) through December 31, 2005.

Note 8 — Commitments

Leases

The Company leases office space and equipment under two noncancelable operating leases with expiration dates in 2011 and 2013. Rent expense net of sublease income was $2.2 million, $2.1 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, and was $12.1 million for the period from August 5, 1997 (date of inception) through December 31, 2005. The terms of both facility leases provide for rental payments on a graduated scale as well as the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period. During 2001 and 2000, the Company subleased a portion of its building, which resulted in $636,000 of sublease income offsetting rent expense in those two fiscal years.

Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

2006	$2,415
2007	2,794
2008	2,847
2009	2,785
2010	2,870
Thereafter	5,679

Total	$19,390

Note 9 — Convertible Preferred Stock

Effective upon the closing of the initial public offering on April 29, 2004, all outstanding shares of the convertible preferred stock converted into 17,062,145 shares of common stock. In January 2004, the Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation changing the authorized number of shares of preferred stock to 10,000,000, effective upon the closing of the initial public offering. As of December 31, 2005 and 2004, there were 10,000,000 shares of convertible preferred stock authorized and no shares outstanding.

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

In June 2005, we filed a shelf registration statement on Form S-3 (SEC File No. 333-125786) with the SEC to sell an aggregate of up to $100.0 million of our common stock and or preferred stock. This shelf registration statement was declared effective on July 15, 2005.

In October 2005, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Ltd. (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions of the CEFF, up to $75.0 million of our newly-issued common stock during the next three years. Subject to certain conditions and limitations, from time to time under the CEFF, we may require Kingsbridge to purchase newly-issued shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15 million. The minimum acceptable volume weighted average price for determining the purchase price at which our stock may be sold in any pricing period is the greater of $3.50 or 85% of the closing price for our Common Stock on the day prior to the commencement of the pricing period. In December 2005, we received gross proceeds of $5.7 million from the draw down and sale of 887,576 shares of common stock before offering costs. In connection with the CEFF, we paid legal fees and other offering costs of $178,000.

Warrants

In connection with its building lease, the Company issued warrants to purchase 100,000 shares of common stock for $0.58 per share in July 1999. The Company valued the warrants by using the Black-Scholes pricing model in 1999. The fair value was capitalized in other assets and amortized over the life of the building lease, which expired in August 2000. The amount charged to rent expense was $11,000 from August 5, 1997 (date of inception) through August 2000. The warrants were fully exercised in 2004 in a cashless exercise.

The Company has issued warrants to purchase convertible preferred stock. Upon the conversion of the outstanding shares of preferred stock into common stock in conjunction with the Company’s initial public offering, the outstanding warrants for preferred stock became exercisable for common stock. In September 1998, in connection with an equipment line of credit financing, the Company issued warrants to the lender. The Company valued the warrants by using the Black-Scholes pricing model in fiscal 1999 when the line was drawn, and the fair

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

value of $30,000 was netted against the equipment line and charged to interest expense over the life of the equipment line. In August 2005, these warrants were exercised by the lender in a cashless exercise, yielding 13,199 shares of common stock on a net basis. In connection with a convertible preferred stock financing in August 1999, the Company issued warrants to the preferred stockholders. The warrants were valued at $467,000 using the Black-Scholes pricing model and the value was recorded as issuance cost as an offset to convertible preferred stock. These warrants are fully vested and exercisable as of December 31, 2005. In connection with an equipment line of credit, the Company issued warrants to the lender in December 1999. The value of the warrants was calculated using the Black-Scholes pricing model and was deemed insignificant. In August 2005, these warrants were exercised by the lender in a cashless exercise, yielding 1,333 shares of common stock on a net basis.

The Company issued warrants to purchase 244,000 of common stock to Kingsbridge in connection with the CEFF that was entered into in October 2005. The warrants are exercisable at a price of $9.13 per share beginning six months after the date of grant and for a period of five years thereafter. The warrants were valued at $920,000 using the Black-Scholes pricing model and the following assumptions: an expected term of five years, risk-free interest rate of 4.3%, volatility of 67% and the fair value of our stock price on the date of performance commitment, October 28, 2005, of $7.02. The warrant value was recorded as an issuance cost in additional paid-in capital on the initial draw down of the CEFF in December 2005.

Outstanding warrants were as follows at December 31, 2005:

Number	Exercise	Expiration
of Shares	Price	Date

50,000	$5.80	08/30/06
244,000	9.13	04/28/11

294,000

Stock Option Plans

2004 Plan

In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”) which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock purchase rights and stock bonuses to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options, respectively. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. As of December 31, 2005, 2,756,420 shares of common stock were authorized for issuance under the 2004 Plan. On January 1, 2006 and annually thereafter, the number of authorized shares automatically increases by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors. Accordingly, on January 1, 2006, the number of shares of common stock authorized for issuance under the 2004 Plan was increased to a total of 3,796,301 shares.

1997 Plan

In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for periods of up to

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) with respect to any 10% shareholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over four or five years (generally 25% after one year and monthly thereafter). As of December 31, 2005, the Company had reserved 1,873,240 shares of common stock for issuance related to options outstanding under the 1997 Plan, and there were no shares available for future grants under the 1997 Plan.

Activity under the two stock option plans was as follows:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share

Options authorized	1,000,000	—	$—
Options granted	(833,194)	833,194	0.20
Options exercised	—	(147,625)	0.015
Options canceled	—	—	—

Balance at December 31, 1998	166,806	685,569	0.12
Increase in authorized shares	461,945	—	—
Options granted	(582,750)	582,750	0.39
Options exercised	—	(287,500)	0.24
Options canceled	50,625	(50,625)	0.20

Balance at December 31, 1999	96,626	930,194	0.25
Increase in authorized shares	1,704,227	—	—
Options granted	(967,500)	967,500	0.58
Options exercised	—	(731,661)	0.27
Options canceled	68,845	(68,845)	0.30

Balance at December 31, 2000	902,198	1,097,188	0.52
Options granted	(525,954)	525,954	1.12
Options exercised	—	(102,480)	0.55
Options canceled	109,158	(109,158)	0.67

Balance at December 31, 2001	485,402	1,411,504	0.73
Increase in authorized shares	1,250,000	—	—
Options granted	(932,612)	932,612	1.20
Options exercised	—	(131,189)	0.64
Options canceled	152,326	(152,326)	0.78

Balance at December 31, 2002	955,116	2,060,601	0.95

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share

Options granted	(613,764)	613,764	$1.39
Options exercised	—	(380,662)	1.02
Options canceled	49,325	(49,325)	0.89

Balance at December 31, 2003	390,677	2,244,378	1.06
Increase in authorized shares	1,600,000	—	—
Options granted	(863,460)	863,460	7.52
Options exercised	—	(404,618)	1.12
Options canceled	74,025	(58,441)	3.64
Options retired	(36,128)	—	—

Balance at December 31, 2004	1,165,114	2,644,779	3.10
Increase in authorized shares	995,861	—	—
Options granted	(996,115)	996,115	7.23
Options exercised	—	(196,703)	1.48
Options canceled	182,567	(161,958)	5.89

Balance at December 31, 2005	1,347,427	3,282,233	4.31

The options outstanding and currently exercisable by exercise price at December 31, 2005 were as follows:

	Options Outstanding			Vested and Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining Contractual	Number of	Average
Range of Exercise Price	Options	Exercise Price	Life (Years)	Options	Exercise Price

$0.20	46,090	$0.20	3.57	46,090	$0.20
$0.58	467,625	$0.58	4.71	467,625	$0.58
$1.00	42,644	$1.00	5.13	42,644	$1.00
$1.20	931,496	$1.20	6.77	931,496	$1.20
$2.00 - $6.49	203,425	$2.89	8.32	193,725	$2.71
$6.50	374,660	$6.50	8.18	292,815	$6.50
$6.59 - $6.88	339,500	$6.65	9.44	44,812	$6.59
$7.10	385,993	$7.10	9.22	71,778	$7.10
$7.97 - $9.91	366,300	$9.34	9.09	60,295	$9.59
$9.95 - $15.95	124,500	$10.20	8.69	39,384	$10.28

	3,282,233	$4.31	7.56	2,190,664	$2.58

As of December 31, 2004, there were 1,231,223 options outstanding, exercisable and vested at a weighted average exercise price of $1.38 per share. As of December 31, 2003, there were 988,276 options outstanding, exercisable and vested at a weighted average exercise price of $0.99 per share.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

Deferred Employee Stock-Based Compensation

In anticipation of the Company’s initial public offering, the Company determined that, for financial reporting purposes, the estimated value of its common stock was in excess of the exercise prices of its stock options. Accordingly, for stock options issued to employees, the Company recorded deferred stock-based compensation and is amortizing the related expense on a straight line basis over the service period, which is generally four years. For the years ended December 31, 2005, 2004 and 2003, the Company recorded deferred stock compensation of none, $2.3 million and $3.9 million, respectively, and amortization of deferred stock-based compensation of $1.3 million, $1.4 million and $536,000, respectively, in connection with options granted to employees.

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

	Years Ended December 31,
	2005	2004	2003

Risk-free interest rate	—	4.27%	3.35%
Volatility	—	72%	70%
Contractual life (in years)	—	9.6	10
Expected dividend yield	—	0.00%	0.00%

There were no options granted to non-employees for the year ended December 31, 2005. Based on the above assumptions, the weighted average fair value of options granted to non-employees were $10.61 and $6.96 per share for the years ended December 31, 2004 and 2003, respectively.

In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $78,000, $496,000 and $390,000 in 2005, 2004 and 2003, respectively, and $1.3 million for the period from August 5, 1997 (date of inception) through December 31, 2005. Stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates.

Employee Stock Purchase Plan

In January 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan (the “ESPP”) which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. During 2005, 179,520 shares were purchased under the ESPP at a price of $4.25 per share. During 2004, 69,399 shares were purchased under the ESPP at a price of $8.03 per share. At December 31, 2005 the Company had 251,081 shares of common stock reserved for issuance under the ESPP.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11 — Income Taxes

The Company did not record an income tax provision in the years ended December 31, 2005, 2004 and 2003 because the Company had a net taxable loss in each of those periods.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Property and equipment	$6,793	$3,217
Reserves and accruals	2,061	3,102
Net operating loss carryforwards	57,523	42,649
Research and development credits	9,832	9,342

Total deferred tax assets	76,209	58,310
Deferred tax liabilities	—	—

Gross deferred tax asset	76,209	58,310
Less: Valuation allowance	(76,209)	(58,310)

Net deferred tax assets	$—	$—

Management believes that, based upon a number of factors, it is more likely than not that the deferred tax assets will not be realized; therefore a full valuation allowance has been recorded. The valuation increased by $17.9 million in 2005, $16.2 million in 2004 and $14.1 million in 2003.

The Company had federal net operating loss carryforwards of approximately $162.5 million and state net operating loss carryforwards of approximately $39.2 million at December 31, 2005. The federal and state operating loss carryforwards will begin to expire in 2018 and 2008, respectively, if not utilized.

The Company had research credit carryforwards of approximately $5.6 million and $6.1 million for federal and state income tax purposes, respectively at December 31, 2005. If not utilized, the federal carryforward will expire in various amounts beginning in 2018. The California state credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of operating loss tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event the Company has a change in ownership; utilization of the carryforwards could be restricted.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12 — Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2005(3)(4)
Total revenues	$2,572	$2,341	$1,855	$2,144	$8,912
Net loss	(10,530)	(10,540)	(10,101)	(11,081)	(42,252)
Net loss per share — basic and diluted(1)(2)	$(0.37)	$(0.37)	$(0.35)	$(0.38)	$(1.48)
2004(3)(4)
Total revenues	$5,867	$2,900	$2,449	$2,226	$13,442
Net loss	(5,932)	(9,231)	(10,216)	(11,820)	(37,198)
Net loss per share — basic and diluted(1)(2)	$(2.56)	$(0.46)	$(0.36)	$(0.42)	$(1.88)

(1)	The Company’s initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004 and the Company’s common stock commenced trading on that date. The Company sold 7,935,000 shares of common stock in the offering for net proceeds of approximately $94.0 million. In addition, the Company sold 538,461 shares of its common stock to GSK immediately prior to the closing of the initial public offering for net proceeds of approximately $7.0 million. Also in conjunction with the initial public offering, all of the outstanding shares of the Company’s convertible preferred stock were converted into 17,062,145 shares of its common stock. In December 2005, we sold 887,576 shares of common stock to Kingsbridge for net proceeds of $5.5 million.

(2)	Net loss per share for each quarter is computed using the weighted-average number of shares outstanding during the quarter, while net loss per share for the year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the net loss per share for each of the four quarters may not equal the net loss per share for the year.

(3)	Revenues and expenses are reported independently for each quarter and for the year, rounded in thousands. Thus the sum of the results for each of the four quarters may not equal the results for the year due to rounding.

(4)	All per share amounts have been retroactively adjusted to give effect to the 1-for-2 reverse stock split that occurred on April 26, 2004.

Note 13 — Subsequent Events

On January 18, 2006, the Company entered into a stock purchase agreement with certain institutional investors relating to the issuance and sale of 5,000,000 shares of our common stock at a price of $6.60 per share, for gross offering proceeds of $33.0 million. In connection with this offering, the Company paid an advisory fee to a registered broker-dealer of $1.0 million and incurred other offering expenses of approximately $70,000. After deducting the advisory fee and the offering expenses, the Company received net proceeds of approximately $31.9 million from the offering. The offering was made pursuant to our shelf registration statement on Form S-3 (SEC File No. 333-125786) filed on June 14, 2005.

On January 18, 2006, the Company signed an extension to our equipment financing agreement with GE Capital, extending the funding period for the January 2004 $4.5 million line of credit to December 2006. (See Note 7-“Equipment Financing Line”.)

In January 2006, the Company received proceeds of $4.9 million from the draw down and sale of 833,537 shares of common stock to Kingsbridge. (See Note  10-“Stockholders’ Equity”.)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our assessment of our internal control over financial reporting as of December 31, 2005, as stated in their report, which is included herein.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

In November 2005, the Company’s President, Robert I. Blum and our Senior Vice President of Preclinical Research and Development, David J. Morgans, established stock trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. Mr. Blum’s plan provides for the exercise of options to purchase up to 112,500 shares of our common stock and the sale of certain of those shares on pre-determined dates commencing February 15, 2006 and ending on December 31, 2006. Dr. Morgans’ plan provides for the exercise of options to purchase up to 80,000 shares of our common stock and sale of up to 60,000 shares of common stock on pre-determined dates for an eleven month period commencing February 15, 2006. The transactions under the plans will be disclosed publicly, as applicable, through Form 144 and Form 4 filings with the Securities and Exchange Commission.

PART III

Item 10.	Directors and Officers of the Registrant

The information regarding our directors and executive officers is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2006 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2005.

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees of the Company. We publicize the Code of Ethics through posting the policy on our website, http://www.cytokinetics.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Executive Compensation and Other Matters.”

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

• Report of Independent Registered Public Accounting Firm

• Balance Sheets

• Statements of Operations

• Statements of Stockholders’ Equity (Deficit)

• Statements of Cash Flows

• Notes to Financial Statements

(2) Financial Statement Schedules:

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3) Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)

Exhibit
Number	Description

4.1	Specimen Common Stock Certificate.(1)
4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant.(1)
4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.(1)
4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.(1)
4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.(1)
4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.(1)
4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.(1)
4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.(1)
4.9	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation.(1)
4.10	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.(1)
4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P.(1)
4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust.(1)
4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc.(1)
4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.(1)
4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Registrant to Kingsbridge Capital Limited.(7)
4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Registrant and Kingsbridge Capital Limited.(7)
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.(1)
10.2	1997 Stock Option/Stock Issuance Plan.(1)
10.3	2004 Equity Incentive Plan.(1)
10.4	2004 Employee Stock Purchase Plan.(1)
10.5	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.6	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.7	Sublease Agreement, dated May 1, 1998, by and between the Registrant and Metaxen LLC.(1)
10.8	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)
10.9	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.10	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)
10.11	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Registrant and Metaxen.(1)

Exhibit
Number	Description

10.12	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Registrant and Britannia Pointe Grand Limited Partnership.(1)
10.13	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Registrant, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.14	Assignment and Assumption of Lease, dated September 28, 2000, by and between Exelixis, Inc. and the Registrant.(1)
10.15	Sublease Agreement, dated September 28, 2000, by and between the Registrant and Exelixis, Inc.(1)
10.16	Sublease Agreement, dated December 29, 1999, by and between the Registrant and COR Therapeutics, Inc.(1)
10.17	Collaboration and License Agreement, dated June 20, 2001, by and between the Registrant and Glaxo Group Limited.(1)
10.18	Memorandum, dated June 20, 2001, by and between the Registrant and Glaxo Group Limited.(1)
10.19	Letter Amendment to Collaboration Agreement, dated October 28, 2002, by and between the Registrant and Glaxo Group Limited.(1)
10.20	Letter Amendment to Collaboration Agreement, dated November 5, 2002, by and between the Registrant and Glaxo Group Limited.(1)
10.21	Letter Amendment to Collaboration Agreement, dated December 13, 2002, by and between the Registrant and Glaxo Group Limited.(1)
10.22	Letter Amendment to Collaboration Agreement, dated July 11, 2003, by and between the Registrant and Glaxo Group Limited.(1)
10.23	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.(1)
10.24	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.(1)
10.25	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.(1)
10.26	Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Registrant and Glaxo Wellcome International B.V.(1)
10.27	Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Registrant, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
10.28	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Registrant dated April 21, 1998.(1)
10.29	Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Registrant, dated September 1, 2000.(1)
10.30	Collaboration and License Agreement, dated December 15, 2003, by and between AstraZeneca AB and the Registrant.(1)
10.31	Collaboration Agreement, dated December 28, 2001, by and between Exelixis, Inc. and the Registrant.(1)
10.32	First Letter Amendment of Collaboration Agreement, dated April 10, 2003, by and between Exelixis, Inc. and the Registrant.(1)
10.33	Robert I. Blum Promissory Note, dated July 12, 2002.(1)
10.34	David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
10.35	David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.(1)
10.36	David J. Morgans Promissory Note, dated July 12, 2002.(1)
10.37	Jay K. Trautman Promissory Note, dated July 12, 2002.(1)
10.38	James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.(1)
10.39	Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.(1)
10.40	Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)

Exhibit
Number	Description

10.41	David J. Morgans Cash Bonus Agreement, dated September 1, 2002.(1)
10.42	David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.43	Jay K. Trautman Cash Bonus Agreement, dated September 1, 2002.(1)
10.44	Jay K. Trautman Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.45	Common Stock Purchase Agreement, dated March 10, 2004, by and between the Registrant and Glaxo Group Limited.(1)
10.46	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Registrant and Portola Pharmaceuticals, Inc.(2)
10.47	Executive Employment Agreement, dated July 7, 2004, by and between the Registrant and Gail Sheridan.(2)
10.48	Executive Employment Agreement, dated July 8, 2004, by and between the Registrant and Jay Trautman.(2)
10.49	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and James Sabry.(2)
10.50	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and David Morgans.(2)
10.51	Executive Employment Agreement, dated September 1, 2004, by and between the Registrant and Robert Blum.(2)
10.52	Executive Employment Agreement, dated September 7, 2004, by and between the Registrant and Sharon Surrey-Barbari.(2)
10.53	Executive Employment Agreement, dated as of August 22, 2005, by and between the Registrant and Andrew Wolff.(8)
10.54	Executive Employment Agreement, dated February 1, 2005, by and between the Registrant and David Cragg.
10.55	Amendment No. 2 to Collaboration Agreement, dated December 31, 2004, by and between the Registrant and Exelixis, Inc.(3)
10.56	First Amendment to Collaboration and Facilities Agreement, dated March 24, 2005, by and between the Company and Portola Pharmaceuticals, Inc.(4)
10.57	Amendment to the Collaboration and License Agreement with GlaxoSmithKline, effective as of September 21, 2005, by and between the Registrant and Glaxo Group Limited.(6)
10.58	Sublease, dated as of November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(9)
10.59	Common Stock Purchase Agreement, dated as of October 28, 2005, by and between the Registrant and Kingsbridge Capital Limited.(7)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 102).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2005.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2005.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.

(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended December 13, 2005.

(b) Exhibits

The exhibits listed under Item 14(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1 which shall be deemed furnished.

(c) Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOKINETICS, INCORPORATED

By:	/s/ James Sabry
James Sabry,
Chief Executive Officer and Director

Dated: March 9, 2006

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

Signature	Title	Date

/s/ James Sabry, M.D., Ph.D. James Sabry, M.D., Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2006

/s/ Sharon Surrey-Barbari Sharon Surrey-Barbari	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2006

/s/ Stephen Dow Stephen Dow	Director	March 9, 2006

/s/ A. Grant Heidrich, III A. Grant Heidrich, III	Director	March 9, 2006

/s/ Charles Homcy, M.D. Charles Homcy, M.D.	Director	March 9, 2006

/s/ Mark McDade Mark McDade	Director	March 9, 2006

/s/ Michael Schmertzler Michael Schmertzler	Director	March 9, 2006

/s/ James A. Spudich, Ph.D James A. Spudich, Ph.D	Director	March 9, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant.(1)
4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco.(1)
4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.(1)
4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco.(1)
4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco.(1)
4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco.(1)
4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco.(1)
4.9	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation.(1)
4.10	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco.(1)
4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P.(1)
4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust.(1)
4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc.(1)
4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust.(1)
4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Registrant to Kingsbridge Capital Limited.(7)
4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Registrant and Kingsbridge Capital Limited.(7)
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and officers.(1)
10.2	1997 Stock Option/Stock Issuance Plan.(1)
10.3	2004 Equity Incentive Plan.(1)
10.4	2004 Employee Stock Purchase Plan.(1)
10.5	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.6	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.7	Sublease Agreement, dated May 1, 1998, by and between the Registrant and Metaxen LLC.(1)
10.8	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)

Exhibit
Number	Description

10.9	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.10	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)
10.11	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Registrant and Metaxen.(1)
10.12	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Registrant and Britannia Pointe Grand Limited Partnership.(1)
10.13	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Registrant, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.14	Assignment and Assumption of Lease, dated September 28, 2000, by and between Exelixis, Inc. and the Registrant.(1)
10.15	Sublease Agreement, dated September 28, 2000, by and between the Registrant and Exelixis, Inc.(1)
10.16	Sublease Agreement, dated December 29, 1999, by and between the Registrant and COR Therapeutics, Inc.(1)
10.17	Collaboration and License Agreement, dated June 20, 2001, by and between the Registrant and Glaxo Group Limited.(1)
10.18	Memorandum, dated June 20, 2001, by and between the Registrant and Glaxo Group Limited.(1)
10.19	Letter Amendment to Collaboration Agreement, dated October 28, 2002, by and between the Registrant and Glaxo Group Limited.(1)
10.20	Letter Amendment to Collaboration Agreement, dated November 5, 2002, by and between the Registrant and Glaxo Group Limited.(1)
10.21	Letter Amendment to Collaboration Agreement, dated December 13, 2002, by and between the Registrant and Glaxo Group Limited.(1)
10.22	Letter Amendment to Collaboration Agreement, dated July 11, 2003, by and between the Registrant and Glaxo Group Limited.(1)
10.23	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.(1)
10.24	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.(1)
10.25	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Registrant and Glaxo Group Limited.(1)
10.26	Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Registrant and Glaxo Wellcome International B.V.(1)
10.27	Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Registrant, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
10.28	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Registrant dated April 21, 1998.(1)
10.29	Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Registrant, dated September 1, 2000.(1)
10.30	Collaboration and License Agreement, dated December 15, 2003, by and between AstraZeneca AB and the Registrant.(1)
10.31	Collaboration Agreement, dated December 28, 2001, by and between Exelixis, Inc. and the Registrant.(1)
10.32	First Letter Amendment of Collaboration Agreement, dated April 10, 2003, by and between Exelixis, Inc. and the Registrant.(1)
10.33	Robert I. Blum Promissory Note, dated July 12, 2002.(1)

Exhibit
Number	Description

10.34	David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
10.35	David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.(1)
10.36	David J. Morgans Promissory Note, dated July 12, 2002.(1)
10.37	Jay K. Trautman Promissory Note, dated July 12, 2002.(1)
10.38	James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.(1)
10.39	Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.(1)
10.40	Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.41	David J. Morgans Cash Bonus Agreement, dated September 1, 2002.(1)
10.42	David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.43	Jay K. Trautman Cash Bonus Agreement, dated September 1, 2002.(1)
10.44	Jay K. Trautman Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.45	Common Stock Purchase Agreement, dated March 10, 2004, by and between the Registrant and Glaxo Group Limited.(1)
10.46	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Registrant and Portola Pharmaceuticals, Inc.(2)
10.47	Executive Employment Agreement, dated July 7, 2004, by and between the Registrant and Gail Sheridan.(2)
10.48	Executive Employment Agreement, dated July 8, 2004, by and between the Registrant and Jay Trautman.(2)
10.49	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and James Sabry.(2)
10.50	Executive Employment Agreement, dated July 14, 2004, by and between the Registrant and David Morgans.(2)
10.51	Executive Employment Agreement, dated September 1, 2004, by and between the Registrant and Robert Blum.(2)
10.52	Executive Employment Agreement, dated September 7, 2004, by and between the Registrant and Sharon Surrey-Barbari.(2)
10.53	Executive Employment Agreement, dated as of August 22, 2005, by and between the Registrant and Andrew Wolff.(8)
10.54	Executive Employment Agreement, dated February 1, 2005, by and between the Registrant and David Cragg.
10.55	Amendment No. 2 to Collaboration Agreement, dated December 31, 2004, by and between the Registrant and Exelixis, Inc.(3)
10.56	First Amendment to Collaboration and Facilities Agreement, dated March 24, 2005, by and between the Company and Portola Pharmaceuticals, Inc.(4)
10.57	Amendment to the Collaboration and License Agreement with GlaxoSmithKline, effective as of September 21, 2005, by and between the Registrant and Glaxo Group Limited.(6)
10.58	Sublease, dated as of November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(9)
10.59	Common Stock Purchase Agreement, dated as of October 28, 2005, by and between the Registrant and Kingsbridge Capital Limited.(7)
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 102).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(3)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2005.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2005.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.

(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended December 13, 2005.