Form 10-Q
period 2006-03-31
CYTOKINETICS INC
filed 2006-05-09
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Yes ☐                 No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of April 28, 2006: 36,438,825

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2006	2005 (1)
Assets
Current assets:
Cash and cash equivalents	$73,111	$13,515
Short-term investments	28,150	62,697
Related party accounts receivable	50	576
Related party notes receivable — short-term portion	151	151
Prepaid and other current assets	1,645	1,925

Total current assets	103,107	78,864
Property and equipment, net	5,949	6,178
Related party notes receivable — long-term portion	451	451
Restricted cash	4,546	5,172
Other assets	615	796

Total assets	$114,668	$91,461

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,617	$2,352
Accrued liabilities	4,215	4,137
Related party payables and accrued liabilities	390	649
Short-term portion of equipment financing lines	2,763	2,726
Deferred revenue	700	1,400

Total current liabilities	9,685	11,264
Long-term portion of equipment financing lines	5,933	6,636

Total liabilities	15,618	17,900

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 120,000,000 shares; Issued and outstanding: 35,595,682 shares in 2006 and 29,710,895 shares in 2005	36	30
Additional paid-in capital	287,074	249,521
Deferred stock-based compensation	(2,073)	(2,452)
Accumulated other comprehensive loss	—	(14)
Deficit accumulated during the development stage	(185,987)	(173,524)

Total stockholders’ equity	99,050	73,561

Total liabilities and stockholders’ equity	$114,668	$91,461

(1)	The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

			Period from
	Three Months Ended		August 5, 1997
			(date of inception)
	March 31,	March 31,	to March 31,
	2006	2005	2006
Revenues:
Research and development revenues from related party	$718	$1,572	$37,960
Research and development, grant and other revenues	2	300	2,953
License revenues from related party	700	700	13,300

Total revenues	1,420	2,572	54,213

Operating expenses:
Research and development (1)	11,266	10,537	192,141
General and administrative (1)	3,622	3,143	57,121

Total operating expenses	14,888	13,680	249,262

Operating loss	(13,468)	(11,108)	(195,049)
Interest and other income	1,128	712	12,834
Interest and other expense	(124)	(134)	(3,772)

Net loss	$(12,464)	$(10,530)	$(185,987)

Net loss per common share — basic and diluted	$(0.36)	$(0.37)

Weighted-average number of shares used in computing net loss per common share — basic and diluted	34,247	28,382

(1) Includes the following stock-based compensation charges:

Research and development	$556	$229	$3,404
General and administrative	382	173	2,086

	$938	$402	$5,490

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
	Three Months Ended		August 5, 1997
			(date of inception)
	March 31,	March 31,	to March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(12,464)	$(10,530)	$(185,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	751	788	15,984
Loss on disposal of property and equipment	—	—	342
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	41
Non-cash interest expense	23	23	266
Non-cash expense for acceleration of options	—	—	20
Non-cash forgiveness of loan to officer	—	—	146
Stock-based compensation	938	402	5,490
Changes in operating assets and liabilities:
Related party accounts receivable	526	(78)	(349)
Prepaid and other assets	438	142	(2,050)
Accounts payable	(332)	(513)	1,180
Accrued liabilities	90	117	4,187
Related party payables and accrued liabilities	(259)	249	390
Deferred revenue	(700)	799	700

Net cash used in operating activities	(10,989)	(8,601)	(159,533)

Cash flows from investing activities:
Purchases of investments	(35,800)	(14,300)	(485,958)
Proceeds from sales and maturities of investments	70,361	24,690	457,893
Purchases of property and equipment	(925)	(473)	(21,884)
Proceeds from sale of property and equipment	—	—	44
(Increase) decrease in restricted cash	626	844	(4,546)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of related party notes receivable	—	100	507

Net cash provided by (used in) investing activities	34,262	10,861	(55,090)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	94,004
Proceeds from sale of common stock to related party	—	—	7,000
Proceeds from registered direct offering, net of issuance costs	31,993	—	31,993
Proceeds from draw down of Committed Equity Financing Facility	4,944	—	10,491
Proceeds from other issuances of common stock	52	98	2,919
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	(22)	(66)
Proceeds from equipment financing lines	—	—	17,607
Repayment of equipment financing lines	(666)	(581)	(9,386)

Net cash provided by (used in) financing activities	36,323	(505)	287,734

Net increase in cash and cash equivalents	59,596	1,755	73,111

Cash and cash equivalents, beginning of period	13,515	13,061	—

Cash and cash equivalents, end of period	$73,111	$14,816	$73,111

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
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for fair statement of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.
     The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2005.
Comprehensive Loss
     Comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity that are excluded from net loss. Comprehensive loss and its components for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2006	2005
Net loss	$(12,464)	$(10,530)
Change in unrealized gain (loss) on investments	14	7

Comprehensive loss	$(12,450)	$(10,523)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $4.5 million and $5.2 million at March 31, 2006 and December 31, 2005, respectively, and was classified as restricted cash.
Stock-based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which establishes accounting for share-based payment awards made to employees and directors including employee stock options and employee stock purchases. Under the provisions of this statement, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award. The Company elected the modified prospective transition method for awards granted subsequent to April 29, 2004, the date of its initial public offering (“IPO”), and the prospective transition method for awards granted prior to its IPO. Prior periods are not revised for comparative purposes under either transition method. The following table summarizes stock-based compensation related to employee stock options and employee stock purchases under SFAS No. 123R for the three months ended March 31, 2006, which was allocated as follows (in thousands):

Three Months Ended
March 31, 2006
Research and development	$556
General and administrative	382

Stock-based compensation included in operating expenses	$938
Stock-based compensation related to employee stock options and employee stock purchases	938
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The key input assumptions used to estimate fair value of these awards include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected dividend yield, if any.
     The fair value of stock options and employee stock purchase plan shares was estimated on grant date using the Black-Scholes option pricing model based on the following weighted average assumptions:

		Employee Stock Purchase
	Employee Stock Options	Plan
	Three Months Ended	Three Months ended
	March 31, 2006	March 31, 2006
Risk-free interest rate	4.66%	3.47%
Volatility	74%	79%
Expected life (in years)	6.25	1.25
Expected dividend yield	0.00%	0.00%
     The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the options, as illustrated in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The Company estimates the volatility of our common stock by using an average of historical stock price volatility of comparable companies. The risk-free interest rate that the Company uses in the option pricing model is based on the U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms on the options. The Company does not anticipate paying dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only on those awards that are expected to vest.
     As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the quarter ended March 31, 2006 was $616,000 lower than if it had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the quarter ended March 31, 2006 would have been $0.35 if the Company had not adopted SFAS No. 123R compared to reported basic and diluted loss per share of $0.36. As of March 31, 2006, there was $8.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans, which is expected to be recognized over a weighted-average period of 3.4 years.

     The Company amortizes deferred stock-based compensation recorded prior to adoption of SFAS No. 123R for stock options granted prior to our IPO. Fair value of these awards has been calculated at grant date using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. At March 31, 2006, the balance of deferred stock based compensation was $2.1 million. The remaining balance of deferred employee stock-based compensation will be amortized in future years as follows, assuming no cancellations of the related stock options: $900,000 in the remainder of 2006, $800,000 in 2007 and $400,000 in 2008.
     Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and complied with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure: an Amendment of FASB Statement No. 123.” The following table illustrates the effects on net loss and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards except for those options granted prior to the Company’s IPO in April 2004, which were valued for proforma disclosure purposes using the minimum value method (in thousands, except per share data):

Three Months Ended
March 31, 2005
Net loss, as reported	$(10,530)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(475)

Adjusted net loss	$(11,005)

Net loss per common share, basic and diluted:
As reported	$(0.37)

Adjusted	$(0.39)

     The value of each employee stock option granted is estimated on the date of grant under the fair value method using the Black-Scholes option pricing model. Prior to our IPO on April 29, 2004, the value of each employee stock option grant was estimated on the date of grant using the minimum value method. Under the minimum value method, a volatility factor of 0% is assumed. The value of employee stock options and employee stock purchase plan shares was estimated based the following weighted average assumptions:

		Employee Stock Purchase
	Employee Stock Options	Plan
	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2005
Risk-free interest rate	4.21%	2.15%
Volatility	80%	76%
Expected life (in years)	5	1.25
Expected dividend yield	0.00%	0.00%
Note 2. Net Loss Per Share
     Basic net loss per common share is computed by dividing net loss by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including outstanding options, common stock subject to repurchase and warrants. Following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share (in thousands):

	Three Months Ended
	March 31,	March 31,
	2006	2005
Numerator — net loss	$(12,464)	$(10,530)

Denominator:
Weighted-average common shares outstanding	34,276	28,482
Less: Weighted-average shares subject to repurchase	(29)	(100)

Weighted-average shares used in computing basic and diluted net loss per common share	34,247	28,382

     The following outstanding instruments were excluded from the computation of diluted net loss per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	As of March 31,
	2006	2005
Options to purchase common stock	4,302	3,016
Common stock subject to repurchase	24	78
Shares issuable related to the ESPP	103	109
Warrants to purchase common stock	294	70

Total shares	4,723	3,273

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
	Three Months Ended		August 5, 1997
			(date of inception)
	March 31,	March 31,	to March 31,
	2006	2005	2006
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	$440	$63	$1,640
Purchases of property and equipment through trade in value of disposed property and equipment	$—	$—	$127
Penalty on restructuring of equipment financing lines	$—	$—	$475
Conversion of convertible preferred stock to common stock	$—	$—	$133,172
Note 4. Related Party Agreements
Research and Development
     In September 2005, the Company’s Collaboration and License Agreement with GlaxoSmithKline (“GSK”) was amended to provide the Company an expanded role in the research and development of SB-743921, a novel, small molecule inhibitor of kinesin spindle protein. SB-743921 is being developed for the treatment of cancer. Under the amendment, the Company will lead and fund development activities to explore the potential application of SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma, subject to GSK’s option to resume responsibility for development and commercialization activities for SB-743921 for these indications during a defined period. The amendment also provides for additional precommercialization payments to the Company from GSK for the achievement of certain milestones for SB-743921 and increased royalties for net sales of products containing SB-743921 under certain scenarios. The five-year research term of the Collaboration and License Agreement expires on June 20, 2006, unless extended by GSK. GSK has the right to terminate the Collaboration and License Agreement on six months notice at any time after June 20, 2006. If GSK abandons development of any drug candidate prior to regulatory approval, the Company would undertake and fund the clinical development of that drug candidate or commercialization of any resulting drug, seek a new partner for such clinical development or commercialization, or curtail or abandon such clinical development or commercialization.
Other
     In March 2006, the Company entered into the Second Amendment to Collaboration and Facilities Agreement with Portola Pharmaceuticals, Inc. (“Portola”). Under the Collaboration and Facilities Agreement, Portola provides research and related services and access to a portion of their facilities to support such services. The First Amendment to Collaboration and Facilities Agreement entered into in March 2005 also provided for the purchase and use of certain equipment by Portola in connection with Portola providing research and related services to the Company, and the Company’s reimbursement to Portola of $285,000 for the equipment in eight quarterly payments from January 2006 through October 2007. This second amendment extends the terms of the Collaboration Agreement to December 31, 2006 and updates certain pricing and other terms and conditions. Charles J. Homcy, M.D., is the President and CEO of Portola, a member of the Company’s Board of Directors and a consultant to the Company.

Note 5. Equipment Financing Lines
     In January 2006, the existing $4.5 million equipment line of credit with GE Capital was renewed and the expiration date extended to December 31, 2006. Borrowings under the line are collateralized by associated property and equipment. The Company has made no additional borrowings under the line subsequent to its renewal. As of March 31, 2006, additional borrowings of $2.3 million are available to the Company under the line. In connection with the line of credit, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1 “Organization and Summary of Significant Accounting Policies — Restricted Cash”).
     In March 2006, the Company secured a second line of credit with GE Capital of up to $5.0 million to finance certain equipment until December 31, 2006. The line of credit is subject to the Master Security Agreement (the “MSA”) between the Company and GE Capital, dated February 2001 and as amended on March 24, 2005. Under the terms of the MSA, funds borrowed by the Company from GE Capital are secured by property and equipment of the Company purchased by such borrowed funds and other collateral as agreed to by the Company. As of March 31, 2006, there is no loan balance outstanding under this line. In connection with the line of credit, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1, “Organization and Summary of Significant Accounting Policies — Restricted Cash”).
Note 6. Stockholders’ Equity (Deficit)
Common Stock
     On January 18, 2006, the Company entered into a stock purchase agreement with certain institutional investors relating to the issuance and sale of 5,000,000 shares of our common stock at a price of $6.60 per share, for gross offering proceeds of $33.0 million. In connection with this offering, the Company paid an advisory fee to a registered broker-dealer of $1.0 million. After deducting the advisory fee and the offering costs, the Company received net proceeds of approximately $32.0 million from the offering. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (SEC File No. 333-125786) filed on June 14, 2005.
     In January 2006, we received proceeds of $4.9 million from the draw down and sale of 833,537 shares of common stock pursuant to the Company’s committed equity financing facility with Kingsbridge Capital Ltd.
Stock Option Plans
2004 Plan
     In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”) which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock purchase rights and stock bonuses to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options, respectively. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. On an annual basis, the number of authorized shares automatically increases by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors. Options granted to existing employees generally vest monthly over a period of four years. As of March 31, 2006, 3,799,161 shares of common stock were authorized for issuance under the 2004 Plan.
1997 Plan
     In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) with respect to any 10% shareholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over four or five years (generally 25% after one year and monthly thereafter). As of March 31, 2006, the Company had reserved 1,819,130 shares of common stock for issuance related to options outstanding under the 1997 Plan and there were no shares available for future grants under the 1997 Plan.

     Activity under the two stock option plans was as follows:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share
Balance at December 31, 2004	1,165,114	2,644,779	$3.10
Increase in authorized shares	995,861	—	—
Options granted	(996,115)	996,115	7.23
Options exercised	—	(196,703)	1.48
Options forfeited	182,567	(161,958)	5.89

Balance at December 31, 2005	1,347,427	3,282,233	4.31

Options granted	(1,079,486)	1,079,486	7.09
Increase in authorized shares	1,039,881	—	—
Options exercised	—	(51,250)	1.00
Options forfeited	8,894	(8,894)	6.12

Balance at March 31, 2006	1,316,716	4,301,575	5.05

     The options outstanding and currently exercisable by exercise price at March 31, 2006 were as follows:

	Options Outstanding			Vested and Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining Contractual	Number of	Average
Range of Exercise Price	Options	Exercise Price	Life (Years)	Options	Exercise Price
$0.20	46,090	$0.20	3.32	46,090	$0.20
$0.58	438,187	$0.58	4.45	438,187	$0.58
$ 1.00	31,844	$1.00	4.86	31,844	$1.00
$1.20	921,488	$1.20	6.53	726,543	$1.20
$ 2.00 — $6.50	578,721	$5.23	8.00	295,035	$5.28
$ 6.59 — $7.03	342,900	$6.65	9.20	64,560	$6.61
$ 7.04	551,486	$7.04	9.96	—	$0.00
$ 7.10	379,959	$7.10	8.98	94,481	$7.10
$ 7.15	513,400	$7.15	9.92	—	$0.00
$ 7.17 — $15.95	497,500	$9.53	8.76	141,184	$9.81

	4,301,575	$5.05	8.00	1,837,924	$2.83

     The weighted-average grant-date fair value of options granted during the quarter ended March 31, 2006 was $4.92 per share. The total intrinsic value of options exercised during the period was $319,000. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $10.8 million and $8.5 million, respectively. The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the exercise price of shares. The market value as of March 31, 2006 was $7.29 as reported by Nasdaq.
Employee Stock Purchase Plan
     In January 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan (the “ESPP”) which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. At March 31, 2006 the Company had 251,081 shares of common stock reserved for issuance under the ESPP. No shares were issued under the ESPP in the first quarter of 2006.
Note. 7 Subsequent Event
     In April 2006, the Company received proceeds of $5.6 million from the draw down and sale of 821,244 shares of common stock pursuant to our committed equity financing facility with Kingsbridge Capital Ltd.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.
     This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	the initiation, progress, timing, scope and anticipated date of completion of preclinical research, clinical trials and development for our drug candidates and potential drug candidates by ourselves, our strategic partners or the National Cancer Institute, or NCI, including potential clinical trials to be conducted by us for our drug candidate SB-743921 under our strategic alliance with GlaxoSmithKline, or GSK, and by us for our drug candidate CK-1827452, the expected dates of initiation of various clinical trials for our drug candidates and potential drug candidates, the anticipated dates of data becoming available or being announced from various clinical trials and the numbers of patients to be enrolled in these clinical trials;

•	the exercise of our options to co-fund the development of one or both of ispinesib (formerly designated SB-715992), a drug candidate, and GSK-923295, a potential drug candidate;

•	the extent to which we co-fund SB-743921 for cancer indications outside of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma;

•	our plans or ability to develop drug candidates, such as CK-1827452, or commercialize drugs with or without a partner, including our intention to build clinical development and sales and marketing capabilities;

•	the potential benefits of our drug candidates and potential drug candidates;

•	the utility of the clinical trials programs for our drug candidates, including, but not limited to, for the treatment of cancer and heart failure;

•	issuance of shares of our common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge;

•	increasing losses, costs, expenses and expenditures;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	the scope and size of research and development efforts and programs;

•	our ability to protect our intellectual property and avoid infringing the intellectual property rights of others;

•	potential competitors and potential competitive products;

•	anticipated operating losses, capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	expected future sources of revenue and capital;

•	our plans to obtain limited product liability insurance;

•	our plans for strategic alliances;

•	receipt of milestone payments and other funds from our strategic partners under strategic alliances;

•	increasing the number of our employees and recruiting additional key personnel; and

•	expected future amortization of employee stock-based compensation.
Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:
•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates, including decisions by GSK or the NCI to postpone or discontinue development efforts for one or more compounds or indications;

•	difficulties or delays in patient enrollment for our clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials);

•	the receipt of funds by us under our strategic alliances;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to obtain additional financing if necessary;

•	our ability to maintain the effectiveness of current public information under our registration statement permitting resale of securities to be issued to Kingsbridge by us under, and in connection with, the CEFF;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.
     In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.
     When used in this Quarterly Report, unless otherwise indicated, “Cytokinetics,” “the Company,” “we,” “our” and “us” refers to Cytokinetics, Incorporated.
     CYTOKINETICS, our logo used alone and with the mark CYTOKINETICS, and CYTOMETRIX are registered service marks and trademarks of Cytokinetics. PUMA is a trademark of Cytokinetics. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.
Overview
     Cytokinetics, Incorporated is a biopharmaceutical company, incorporated in Delaware in 1997, focused on the treatment of cancer and cardiovascular disease. We currently have three novel small molecule drug candidates in clinical development and two novel small molecule potential drug candidates currently in preclinical development, including an alternative formulation of one of our current drug candidates. We anticipate one of these potential drug candidates will proceed to clinical development in 2006, and the other in 2007. These drug candidates and potential drug candidates are currently being evaluated or are expected to be evaluated during 2006 in approximately 20 human clinical trials. Our clinical pipeline consists of two drug candidates and a potential drug candidate for the treatment of cancer, a drug candidate for the treatment of heart failure in an intravenous formulation and a potential drug candidate for the treatment of heart failure via oral administration. Our most advanced cancer drug candidate, ispinesib, is the subject of a broad Phase II clinical trials program being conducted by our partner GSK and the NCI that is designed to evaluate its effectiveness in multiple tumor types. Currently, GSK is conducting two Phase II clinical trials evaluating the effectiveness of ispinesib in breast cancer and ovarian cancer. In March 2006, we announced that results from a planned interim analysis of the platinum sensitive arm of a Phase II clinical trial of ispinesib in non-small cell lung cancer did not satisfy the criteria for advancement to Stage 2 in that arm of the trial. GSK is collaborating with the NCI to conduct five Phase II clinical trials in five other cancer indications, and is expected to initiate a sixth Phase II clinical trial this year. SB-743921, our second drug candidate for the treatment of cancer, is the subject of an on-going Phase I clinical trial being conducted by GSK. We initiated a Phase I/II clinical trial of SB-743921 in non-Hodgkin’s lymphoma in April of 2006. GSK-923295, our third potential drug candidate for the treatment of cancer, is currently in preclinical development under our strategic alliance with GSK. We expect that GSK will initiate Phase I clinical trials for GSK-923295 in the first half of 2007. Our drug candidate for the treatment of heart failure in an intravenous formulation, CK-1827452, entered a Phase I clinical trial in 2005. We plan to initiate a Phase II clinical trials program for this drug candidate in the second half of 2006. CK-1827452 is also currently in preclinical development as a potential drug candidate for the treatment of heart failure via oral administration. We plan to initiate an oral bioavailability Phase I clinical trial for CK-1827452 in the second half of 2006.
     Since our inception in August 1997, we have incurred significant net losses. As of March 31, 2006, we had an accumulated deficit of $186.0 million. We expect to incur substantial and increasing losses for the next several years if:
•	we conduct later-stage development and commercialization of ispinesib or GSK-923295 under our strategic alliance with GSK;

•	we advance SB-743921 through clinical development for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma under our strategic alliance with GSK or independently;

•	we elect to provide a higher rate of co-funding for the development of SB-743921 for indications outside of Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma;

•	we exercise our option to co-fund the development of one or both of ispinesib and GSK-923295 under our strategic alliance with GSK;

•	we exercise our option to co-promote any of the products for which we have opted to co-fund development under our strategic alliance with GSK;

•	we advance our novel cardiac myosin activator, CK-1827452, through clinical development for the treatment of heart failure;

•	we advance other potential drug candidates into clinical trials;

•	we expand our research programs and further develop our proprietary drug discovery technologies; and

•	we elect to fund development or commercialization of any drug candidate.
Oncology
     In the first quarter of 2006, in connection with our strategic alliance with GSK, we continued to make progress in advancing our oncology development program for both ispinesib and SB-743921, which are both directed to the mitotic kinesin target kinesin spindle protein, or KSP. In addition, we reported data from a planned interim analysis of a Phase II clinical trial of ispinesib administered as monotherapy in the treatment of patients with platinum-sensitive non-small cell lung cancer.
     The oncology clinical trials program for ispinesib is a broad program that is planned to consist of nine Phase II clinical trials and five Phase I or Ib clinical trials evaluating the use of ispinesib in a variety of both solid and hematologic cancers. We believe that the breadth of this clinical trials program reflects the potential of, and the complexity of developing, a drug candidate such as ispinesib. We expect this approach should help us to identify those tumor types that are the most promising for the continued development of ispinesib. Currently, ispinesib is being studied in seven Phase II clinical trials evaluating the safety and efficacy of ispinesib in the treatment of cancer. In addition, ispinesib is currently being studied in four Phase I or Phase Ib clinical trials evaluating the safety, tolerability and pharmacokinetics of ispinesib alone or in combination with other anti-cancer therapeutics.
     Phase II clinical trials of ispinesib, sponsored by GSK through our strategic alliance, or by the NCI are as follows:
     Non-Small Cell Lung Cancer: GSK completed patient treatment in the platinum-sensitive arm of a two-arm, international, Phase II, open-label, monotherapy clinical trial, designed originally to enroll up to 35 patients in each arm. This clinical trial was designed to evaluate the safety and efficacy of ispinesib administered at 18mg/m2 every 21 days in the second-line treatment of patients with either platinum-sensitive or platinum-refractory non-small cell lung cancer. In March 2006, we reported data from a planned interim analysis of the platinum-sensitive treatment arm of this clinical trial. In the platinum-sensitive treatment arm, ispinesib did not satisfy the criteria for advancement to Stage 2 in that treatment arm. This clinical trial was designed to require a minimum of one confirmed partial or complete response out of 20 evaluable patients in a treatment arm in order to proceed to Stage 2 in that treatment arm. The trial’s primary endpoint is response rate as determined using the Response Evaluation Criteria in Solid Tumor, or RECIST, criteria. The best overall response in the platinum-sensitive treatment arm of this clinical trial was disease stabilization observed in 10 of 20 of evaluable patients, or 50%. In the overall patient population, the median time to disease progression was 6 weeks, but in the 10 patients whose best response was stable disease, median time to progression was 17 weeks. The platinum-refractory treatment arm of this clinical trial was completed in 2005. We reported data from a planned interim analysis of the platinum-refractory treatment arm of this clinical trial in September 2005. In the platinum-refractory treatment arm of this clinical trial, the pre-defined efficacy criteria required to move forward to Stage 2 were also not met. The best overall response observed in the platinum-refractory treatment arm, as determined using the RECIST criteria, was disease stabilization observed in 5 of 20 of evaluable patients, or 25%. The median time to disease progression for these patients was 12 weeks as compared to 6 weeks in the overall treatment population. The safety and pharmacokinetics of ispinesib in both the platinum-sensitive and platinum-refractory treatment arms of this clinical trial appear comparable to that observed from its Phase I clinical trial experience at equivalent doses.
     Breast Cancer: GSK continues to conduct an international, Phase II, open-label, monotherapy clinical trial, designed to enroll up to 55 patients, evaluating the safety and efficacy of ispinesib at 18mg/m2 every 21 days in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer whose disease has recurred or progressed despite treatment with anthracyclines and taxanes. The clinical trial’s primary endpoint is response rate as determined using the RECIST criteria. We reported data from a planned interim analysis for this clinical trial in September 2005. Based on the data analysis to date, the best overall responses, as determined using the RECIST criteria, were 3 confirmed partial responses observed among the first 33 evaluable patients. The adverse events were manageable, predictable and consistent with the Phase I clinical trial experience of ispinesib. The most common adverse event was Grade 4 neutropenia. This clinical trial employs a Green-Dahlberg design, which requires the satisfaction of pre-defined efficacy criteria in Stage 1 to allow advancement to the Stage 2 of patient enrollment and treatment. In this clinical trial, ispinesib demonstrated sufficient anti-tumor activity to satisfy the pre-defined efficacy criteria required to move forward to the second stage. GSK is now proceeding to full enrollment of 55 evaluable patients in this clinical trial. Based on the current rate of patient enrollment, we anticipate additional data from this clinical trial in the second half of 2006.
     Ovarian Cancer: GSK continues to conduct a Phase II, open-label, monotherapy clinical trial evaluating the efficacy of ispinesib at 18mg/m2 dosed every 21 days in the second-line treatment of patients with advanced ovarian cancer previously treated with a platinum and taxane-based regimen. The primary endpoint of this clinical trial is response rate as determined by the RECIST criteria and blood serum levels of the tumor mass marker CA-125. Based on the current rate of patient enrollment, we anticipate interim data during the second or third quarter of 2006.
     Colorectal Cancer: The NCI has concluded enrollment of Stage 1 of a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with colorectal cancer. This open-label, monotherapy clinical trial contains two arms that evaluate different dosing schedules of ispinesib, either infused at 7 mg/m2 on days 1, 8 and 15 of a 28-day schedule or at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria. Data from this clinical trial will be presented at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2006.
     Hepatocellular Cancer: The NCI has concluded enrollment of Stage 1 of a Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with hepatocellular cancer. This open-label, monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria. Interim data from this clinical trial are anticipated to be available in the second half of 2006.
     Melanoma: The NCI has concluded enrollment of Stage 1 of a Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with melanoma who may have received adjuvant immunotherapy but no chemotherapy. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria. Interim data from this clinical trial are anticipated to be available in the second half of 2006.
     Head and Neck Cancer: The NCI continues to conduct a Phase II clinical trial evaluating ispinesib in the first- or second-line treatment of patients with head and neck cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria. Data from this clinical trial is anticipated to be presented at a future medical meeting in 2006.
     Prostate Cancer: The NCI has concluded enrollment of Stage 1 of a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with hormone-refractory prostate cancer. This open-label monotherapy clinical trial will evaluate ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined by blood serum levels of the tumor mass marker Prostate Specific Antigen. Interim data from this clinical trial are anticipated to be available in the second half of 2006.
     In addition to these Phase II clinical trials, GSK also continues to conduct two Phase Ib clinical trials evaluating ispinesib in combination therapy. These clinical trials are both dose-escalating studies evaluating the safety, tolerability and pharmacokinetics of ispinesib, one in combination with carboplatin and the second in combination with capecitabine. Data from GSK’s Phase Ib clinical trial evaluating ispinesib in combination with carboplatin is expected to be presented at the ASCO conference in June 2006. Additional data are anticipated from GSK’s Phase Ib clinical trial evaluating ispinesib in combination with capecitabine in the second half of 2006. In 2005, we and GSK presented data from two Phase Ib combination clinical trials of ispinesib at the 2005 AACR-NCI-EORTC International Meeting. These data suggest ispinesib has an acceptable tolerability profile and no pharmacokinetic interactions in patients with advanced solid tumors when used in combination with capecitabine or docetaxel. One presentation contained data from an ongoing clinical trial that demonstrated that the combination of ispinesib and capecitabine appears to have an acceptable tolerability profile on the clinical trial’s treatment schedule, suggesting that these two agents have non-overlapping toxicities and therefore may be successfully combined in the treatment of certain types of cancers. The second presentation contained data from a clinical trial that demonstrated that the combination of ispinesib with docetaxel has an acceptable tolerability profile on a once every 21 day schedule. The regimen-limiting toxicity in this second clinical trial was prolonged Grade 4 neutropenia, which was consistent with the Phase I clinical trial experience with ispinesib and clinical experience with docetaxel.
     The NCI also continues patient enrollment in two Phase I clinical trials designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib on an alternative dosing schedule. One clinical trial is enrolling patients with advanced solid tumors who have failed to respond to all standard therapies, and the second clinical trial is enrolling patients with acute leukemia, chronic myelogenous leukemia, or advanced myelodysplastic syndromes. Data from the Phase I clinical trial evaluating an alternative dosing schedule in patients with advanced solid tumors is expected to be presented at the ASCO Meeting in June 2006.
     In addition, the NCI is planning on initiating the following open-label, monotherapy, Phase II clinical trial of ispinesib:
     Renal Cell Cancer: The NCI is planning on initiating a Phase II clinical trial evaluating ispinesib in the treatment of patients with renal cell cancer in the second half of 2006.
     We expect that it will take several years before we can commercialize ispinesib, if at all. Accordingly, we cannot reasonably estimate when and to what extent ispinesib will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including, but not limited to, the safety and efficacy profile of the drug, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. GSK currently funds the research and development costs associated with ispinesib pursuant to our strategic alliance. We expect to determine whether and to what extent we will exercise our co-funding option during the conduct of our clinical trials for this drug candidate, taking into consideration clinical trial results and our business, finances and prospects at that time. If we exercise our option to co-fund certain later stage development activities associated with ispinesib, our expenditures relating to research and development of this drug candidate will increase significantly.
     GSK continued to enroll patients in a dose-escalating Phase I clinical trial evaluating the safety, tolerability and pharmacokinetics of SB-743921 in advanced cancer patients. Data from this clinical trial is expected to be presented at the ASCO Meeting in June 2006. In April 2006, we initiated a Phase I/II clinical trial of SB-743921 in patients with non-Hodgkin’s lymphoma , or NHL, in connection with an expanded development program for SB-743921 under the amendment to our Collaboration and License Agreement with GSK. This Phase I/II clinical trial is an open-label, non-randomized clinical trial designed to investigate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of SB-743921 administered as a one-hour infusion on days 1 and 15 of a 28-day schedule, first without, then with the administration of granulocyte colony stimulating factor, and then to assess the potential efficacy of the maximum tolerated dose, or MTD, of SB-743921 in patients with NHL. The clinical trials program for SB-743921 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until the program is successfully completed, regulatory approval is achieved and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when or if this may occur.
     GSK currently funds the research and development costs associated with SB-743921 outside of the indications of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. The 2005 amendment to the Collaboration and License Agreement provides for us to fund the development of SB-743921 in these hematologic cancer indications. As a result of this amendment and the co-funding of certain later-stage development activities associated with SB-743921, our expenditures relating to research and development of this drug candidate will increase significantly.

     In December 2005, GSK selected a novel small molecule development candidate, GSK-923295, directed against a second mitotic kinesin, centromere-associated protein E, or CENP-E, under our strategic alliance. We anticipate that GSK will file a regulatory filing for GSK-923295 in late 2006 and begin clinical trials in the first half of 2007.
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
     In 2005, we selected a drug candidate, CK-1827452, a novel cardiac myosin activator for the treatment of heart failure, for further development in our cardiovascular program and initiated a Phase I clinical trial. In the first quarter of 2006, we continued to dose-escalate CK-1827452 through several cohorts in the Phase I clinical trial designed to determine the MTD and plasma concentration of this drug candidate. The clinical trial is a double-blind, randomized, placebo-controlled, dose-escalation clinical trial being conducted to investigate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of CK-1827452 in normal healthy volunteers. Top-line data from this Phase I clinical trial are anticipated to be disclosed in the second quarter of 2006 with additional data to be disclosed at an appropriate medical meeting later in 2006. Assuming the successful completion of this Phase I clinical trial, we intend to initiate Phase II clinical trials for this drug candidate in patients with heart failure in the second half of 2006.
     In 2005, we also selected CK-1827452 as a potential drug candidate for the treatment of patients with chronic heart failure via oral administration. Initiation of our Phase I oral bioavailability clinical trial is expected in the second half of 2006.
     As with our drug candidates in our other programs, the compounds in our cardiovascular program, including our new drug candidate, are at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any of them. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our cardiovascular program of approximately $4.6 million for the three months ended March 31, 2006 and $4.2 million for the three months ended March 31, 2005. We anticipate that our expenditures relating to research and development of compounds in our cardiovascular program will increase significantly as we advance CK-1827452 through clinical development.
Development Risks
     The successful development of all of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of any of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including, but not limited to:
•	the uncertainty of the timing of the initiation and completion of patient enrollment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses and subsequent release of our clinical trial data after such trials have been initiated and completed;

•	the uncertainty of clinical trial results;

•	the uncertainty of obtaining U.S. Food and Drug Administration, or FDA, or other foreign regulatory agency approval required for new therapies;

•	the possibility of delays in characterization, synthesis or optimization of potential drug candidates in our cardiovascular program; and

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility.
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
Funding
     To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from GSK and AstraZeneca, equipment financings, interest on investments and government grants. We have received net proceeds from the sale of equity securities of $255.6 million from August 5, 1997, the date of our inception, through March 31, 2006, excluding sales of equity to GSK. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004 and proceeds from our registered direct offering in January 2006 of $32.0 million. In 2001, under our strategic alliance with GSK, GSK made a $14.0 million upfront cash payment as well as an initial $14.0 million equity investment. In April 2004, GSK purchased 538,461 shares of our common stock at $13.00 per share immediately prior to the closing of our initial public offering for a total price of $7.0 million. GSK also made a $3.0 million equity investment in us in 2003. GSK has also committed to reimburse certain of our full time equivalents, or FTEs, through the end of the minimum five-year research term of the strategic alliance, and to make additional payments upon the achievement of certain precommercialization milestones. Cumulatively as of March 31, 2006, we received $31.0 million in FTE and other expense reimbursements and $7.0 million in milestone payments from GSK. The research term of our Collaboration and License Agreement with AstraZeneca expired in December 2005. AstraZeneca retains the right to purchase a license to certain proprietary technology developed as part of the collaboration for a fee of up to $2.0 million as may be agreed by both parties. Cumulatively as of March 31, 2006, we received $17.6 million under equipment financing arrangements. Interest income earned on investments, excluding amortization and accretion on investments, was $720,000 and $1.1 million in the first quarter of 2006 and 2005, respectively.
     The five-year research term of our strategic alliance with GSK ends on June 20, 2006 unless extended by GSK. GSK has agreed to fund worldwide development and commercialization of drug candidates that arise from our strategic alliance and for which GSK elects to continue in development, other than the funding for development and commercialization of SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. We will earn royalties from sales of any resulting drugs. We retain product-by-product options to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording co-promotion rights in North America. If we exercise our co-promotion option, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities. GSK has the right to terminate the Collaboration and License Agreement on six months notice at any time after June 20, 2006. If GSK abandons one or more of ispinesib, SB-743921 and GSK-923295, it would delay or prevent us from commercializing such current or potential drug candidates, and would delay or prevent our ability to generate revenues. In such event, or if GSK abandons development of any drug candidate prior to regulatory approval, we would have to undertake and fund the clinical development of our drug candidates or commercialization of our drugs, seek a new partner for clinical development or commercialization, or curtail or abandon the clinical development or commercialization programs.
     In October 2005, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital during the next three years. Subject to certain conditions and limitations, from time to time under the CEFF, at our election, Kingsbridge will purchase newly-issued shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. The minimum acceptable volume weighted average price for determining the purchase price at which our stock may be sold in any pricing period is determined by the greater of $3.50 or 85% of the closing price for our common stock on the day prior to the commencement of the pricing period. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 244,000 shares of our common stock at a price of $9.13 per share, which represents a premium over the closing price of our common stock on the date we entered into the CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The CEFF also required us to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant within 60 days of entering into the CEFF, and to use commercially reasonable efforts to have such registration statement declared effective by the Securities and Exchange Commission within 180 days of our entry into the CEFF. Our Registration Statement on Form S-3 filed in connection with the CEFF was declared effective on December 2, 2005 (SEC File No. 333-129786). Under the terms of the CEFF, the maximum number of shares we may sell is 5,703,488 (exclusive of the shares underlying the warrant) which, under the rules of the National Association of Securities Dealers, Inc., is approximately the maximum number of shares we may sell to Kingsbridge without approval of our stockholders. This limitation may further limit the amount of proceeds we are able to obtain from the CEFF. We are not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. In January 2006, we received proceeds of $4.9 million from the draw down and sale of 833,537 shares of common stock to Kingsbridge. In April 2006, we received proceeds of $5.6 million from the draw down and sale of 821,244 shares of common stock to Kingsbridge.
     In January 2006, we sold 5,000,000 shares of our common stock pursuant to a take down from our shelf Registration Statement on Form S-3 (SEC File No. 333-125786) to certain institutional investors at a price of $6.60 per share, for gross offering proceeds of $33.0 million and net offering proceeds of approximately $32.0 million.
Revenues
     Our current revenue sources are limited, and we do not expect to generate any direct revenue from product sales for several years. We currently recognize revenues from our strategic alliance with GSK for contract research activities, which we record as related expenses are incurred.
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
Research and Development
     We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses relating to our strategic alliance with GSK consist primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Certain of these costs are reimbursed by GSK on an FTE basis. At this time, GSK funds the majority of the costs related to preclinical and clinical development of ispinesib. Under our 2005 amendment to the Collaboration and License Agreement with GSK, we have committed to fund certain development activities for SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. We have the option to co-fund certain later-stage development activities for ispinesib and GSK-923295. This commitment and the potential exercise of any of our co-funding options will result in a significant increase research and development expenses. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. We expect to incur research and development expenses to conduct preclinical studies and clinical trials for CK-1827452 and other of our cardiac myosin activator compounds for the treatment of heart failure and in connection with our early research programs in other diseases, as well as the continued refinement of our PUMAtm system and development of our Cytometrix® technologies and our other existing and future drug discovery technologies. From our inception through March 31, 2006, we incurred costs of approximately $50.2 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $68.1 million for our cardiac contractility program, $41.3 million for our proprietary technologies and $32.5 million for all other programs.
General and Administrative Expenses
     General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including but not limited to finance, business and commercial development and strategic planning. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. Now in our third year as a public company, we anticipate continued increases in general and administrative expenses associated with operating as a publicly traded company, such as increased costs for insurance, investor relations and compliance with section 404 of the Sarbanes-Oxley Act of 2002.
Stock Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation related to employee stock options and employee stock purchases under SFAS No. 123R for the three months ended March 31, 2006, which was allocated as follows (in thousands):

Three Months Ended
March 31, 2006
Research and development	$556
General and administrative	382

Stock-based compensation included in operating expenses	$938
Stock-based compensation related to employee stock options and employee stock purchases	938
     As of March 31, 2006, there was $8.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.4 years. In addition, we continue to amortize deferred stock-based compensation recorded prior to adoption of SFAS No. 123R for stock options granted prior to the initial public offering. At March 31, 2006, the balance of deferred stock based compensation was $2.1 million. We expect the remaining balance of deferred employee stock-based compensation of $2.1 million as of March 31, 2006 to be amortized in future years as follows, assuming no cancellations of the related stock options: $900,000 in the remainder of 2006, $800,000 in 2007 and $400,000 in 2008.
Interest and Other Income and Expense
     Interest and other income and expense consist primarily of interest income and interest expense. Interest income is generated primarily from investment of our cash, cash equivalents and investments. Interest expense generally relates to the borrowings under our equipment financing lines.
Results of Operations
Revenues
     We recorded total revenues of $1.4 million in the first quarter of 2006 compared with $2.6 million in the first quarter of 2005. The decrease in revenues for the three months ended March 31, 2006, compared to the same period in 2005, was primarily due to reductions in collaboration revenue from GSK of approximately $900,000 and a reduction in collaboration revenue from AstraZeneca of approximately $300,000.
     Research and development revenues from a related party refers to revenues from our strategic partner, GSK, which is also a stockholder of the Company. Research and development revenues from GSK were approximately $700,000 and $1.6 million in the first quarter of 2006 and 2005, respectively. The decrease in the first quarter of 2006, compared with 2005, was primarily due to a $500,000 decrease in full time equivalents, or FTE, reimbursements and a $400,000 decrease in patent expense reimbursements by GSK. The FTE reimbursement level is determined annually by GSK and us, in accordance with the annual research plan and contractually predefined minimum FTE support levels.
     License revenues from related party represents license revenue from our strategic alliance with GSK. License revenue was $700,000 for each of the three month periods ending March 31, 2006 and 2005. The license revenue is being amortized on a straight line basis over the research term of our Collaboration and License Agreement with GSK. As of March 31, 2006, our remaining balance of deferred revenue is $700,000, which we expect to fully amortize in the second quarter of 2006.

Research and Development Expenses
     Research and development expenses increased to $11.3 million in the first quarter of 2006 from $10.5 million in the first quarter of 2005. The overall increase in research and development expenses in the first quarter of 2006, compared to the first quarter of 2005, was primarily due to increased clinical consulting and outsourced services, increased facilities expense related to the new laboratory and office space subleased in late 2005 and other overhead costs. In the first quarter of 2006, higher stock-based compensation expense related to the adoption of SFAS No. 123R was offset by lower salaries expense. For the three months ended March 31, 2006, total stock-based compensation expense was approximately $600,000.
     From a program perspective, the increase in spending in the first quarter of 2006, compared to the first quarter in 2005, was primarily due to higher expenditures related to the advancement of our cardiovascular program of approximately $400,000 and early research programs of $1.1 million, slightly offset by decreased spending on proprietary technologies of $600,000.
     Research and development expenses incurred in the first three months of 2006 and 2005 related to the following programs (in millions):

	March 31,	March 31,
	2006	2005
Mitotic kinesin inhibitors	$1.9	$2.0
Cardiac contractility	4.6	4.2
Proprietary technologies	1.2	1.8
All other research programs	3.6	2.5

Total research and development expenses	$11.3	$10.5

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
     We expect research and development expenditures to continue to increase in 2006 and beyond as we advance research and development for our drug candidate CK-1827452 and continue our clinical trial of SB-743921 under our strategic alliance with GSK. In addition, research and development expenditures will increase significantly if we exercise our option to co-fund certain later-stage research and development activities relating to ispinesib or GSK-923295.
General and Administrative Expenses
     General and administrative expenses increased to $3.6 million in the first quarter of 2006 from $3.1 million in the first quarter of 2005. The increase in the first quarter of 2006 over the comparable period of the prior year was primarily due to increased personnel expenses of approximately $500,000, including higher stock-based compensation charges related to the adoption of SFAS No. 123R and higher salaries and benefits. For the three months ended March 31, 2006, total stock-based compensation expense was approximately $400,000.
     We expect that general and administrative expenses will continue to increase during the remainder of 2006 and beyond due to increasing payroll related expenses in support of our initial precommercialization efforts, business development costs, our expanding operational infrastructure, compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, expenses resulting from our adoption of SFAS No. 123R and other costs associated with being a public company.
Interest and Other Income and Expense
     Interest and other income was $1.1 million and $700,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in the first quarter of 2006 over the comparable period in 2005 was attributable to higher interest yields resulting from higher market interest rates earned on our invested cash.
     Interest and other expense was approximately $100,000 in each of the three months ended March 31, 2006 and 2005. Interest and other expense in each of these periods primarily consisted of interest expense on our equipment financing line of credit.

Critical Accounting Policies
     The accounting policies that we consider to be our most critical (those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. As a result of our adoption of SFAS No. 123R during the first quarter of 2006, we also consider our accounting policy relating to stock-based compensation, which is set forth in Note 1 to the Unaudited Condensed Financial Statements and summarized below, to be critical.
Stock-Based Compensation
     Effective January 1, 2006 we adopted SFAS No. 123R using the modified prospective transition method for awards granted subsequent to our initial public offering, or IPO, and the prospective transition method for awards granted prior to our IPO. Prior periods are not revised for comparative purposes under either transition method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award.
     We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends, if any.
     We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the options, as illustrated in Staff Accounting Bulletin No. 107, Share-Based Payment. We estimate the volatility of our common stock by using an average of historical stock price volatility of comparable companies. We base the risk-free interest rate that we use in the option pricing model on the U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms on the options. We do not anticipate paying dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods is actual forfeitures differ from those estimates. We use historical data to estimated pre-vesting options forfeitures and record stock-based compensation expense only on those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period.
     We continue to amortize deferred stock-based compensation recorded prior to adoption of SFAS No. 123R for stock options granted prior to our IPO. Fair value of these awards has been calculated at grant date using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through March 31, 2006, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $101.3 million at March 31, 2006 compared with $76.2 million at December 31, 2005. The increase primarily represents proceeds from the issuance of common stock related to our registered direct offering in January 2006 and to a lesser extent the draw down under our CEFF with Kingsbridge, partly offset by the use of proceeds from investment maturities to fund operations.
     Net cash used in operating activities in the first three months of 2006 was $11.0 million and was primarily due to a net loss of $12.5 million. This compares with net cash used in operating activities of $8.6 million, and a net loss of $10.5 million, in the first three months of 2005.
     Net cash provided by investing activities was $34.3 million in the first three months of 2006 and represented primarily the proceeds from the sales and maturities of investments, net of purchase of investments. Restricted cash totaled $4.5 million at March 31, 2006 and $5.2 million at December 31, 2005. The balance decreased because our equipment financing lender required a lower security deposit in 2006.

     Net cash provided by financing activities of $36.3 million in the first three months of 2006 represented proceeds from the issuance and sale of common stock, net of repayment of our equipment financing line. In January 2006, we sold 5,000,000 shares of our common stock to certain institutional investors at a price of $6.60 per share, for gross offering proceeds of $33.0 million and net offering proceeds of approximately $32.0 million. In the first quarter of 2006, we received proceeds of $4.9 million from the draw down and sale of 833,537 shares of common stock to Kingsbridge.
     In January 2006, the existing $4.5 million equipment line of credit with General Electric Capital Corporation, or GE Capital, was renewed and the expiration date extended to December 31, 2006. We have made no additional borrowings under the line subsequent to its renewal. As of March 31, 2006, additional borrowings of $2.3 million are available to us under the line. In March 2006, we secured a second line of credit with GE Capital of up to $5.0 million to finance certain equipment until December 31, 2006. As of March 31, 2006, there is no loan balance outstanding under this line. Both equipment lines are subject to the Master Security Agreement, or MSA, between us and GE Capital, dated February 2001 as amended on March 24, 2005. Under the terms of the MSA, funds borrowed by us from GE Capital are collateralized by our property and equipment purchased by such borrowed funds and other collateral as agreed to by us. In connection with each line of credit, we are obligated to maintain a certificate of deposit with the lender.
     As of March 31, 2006, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases	$2,539	$5,673	$5,698	$4,947	$18,857
Equipment financing line	2,763	5,169	764	—	8,696

Total	$5,302	$10,842	$6,462	$4,947	$27,553

     Our long-term commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.
     Under the provisions of our amended agreement with Portola Pharmaceuticals, Inc., or Portola, we are obligated to reimburse Portola for certain equipment costs incurred by Portola in connection with research and related services that Portola provides to us. We began to incur these costs when the equipment became available for use in the second quarter of 2005. Our payments to Portola for such equipment costs, totaling $285,000, are scheduled to be made in eight quarterly installments commencing in the first quarter of 2006 and continuing through the fourth quarter of 2007.
     We expect to incur substantial costs as we continue to expand our research programs and related research and development activities. Under the terms of our strategic alliance with GSK, we have options to co-fund certain later-stage development activities for ispinesib. We have committed to fund certain later-stage development activities for SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. In addition, we have committed to co-fund certain later-stage development activities for SB-743921 for cancer indications outside of these hematologic indications. This commitment and the potential exercise of any of our co-funding options will result in a significant increase in research and development expenses. We expect to determine whether and to what extent we will exercise our co-funding options based on clinical results and our business, finances and prospects at the time we receive the Phase II clinical trial results for each drug candidate under our strategic alliance with GSK. Research and development expenses for our unpartnered drug discovery programs consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and development, facilities costs and depreciation of equipment. We expect to incur significant research and development expenses as we advance the research and development of our cardiac myosin activators for the treatment of heart failure, continue clinical trials of CK-1827452 and SB-743921 in 2006, pursue our other early stage research programs in multiple therapeutic areas, refine our PUMAtm system and develop Cytometrix® technologies and other proprietary drug discovery technologies.
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
Off-balance Sheet Arrangements
     As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk has not changed materially subsequent to our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
     Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, subject to the limitations described below, that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.
(b) Changes in internal control over financial reporting
     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Limitations on the Effectiveness of Controls
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     None.
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
We currently finance and plan to continue to finance our operations through the sale of equity, incurring debt, and potentially entering into additional strategic alliances, which may result in additional dilution to our stockholders, restriction of our business activities or relinquishment of valuable technology rights, or may cease to be available on attractive terms or at all.
     We have funded all of our operations and capital expenditures with proceeds from both private and public sales of our equity securities, strategic alliances with GSK, AstraZeneca and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, future payments from GSK and potentially AstraZeneca, interest earned on investments, proceeds from equipment financings and potential proceeds from our CEFF with Kingsbridge will be sufficient to meet our projected operating requirements for at least the next 12 months. To meet our future cash requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through debt financing, if available, such financing may involve covenants that restrict our business activities. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. In addition, we cannot assure you that any such funding, if needed, will be available on attractive terms, or at all.
Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.
     Prior to receiving approval to commercialize any of our drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both sufficiently safe and effective. Before we can commence clinical trials, we must demonstrate through preclinical studies a satisfactory manufacturing process for the drug in stable formulation and a suitable safety profile in order to file an investigational new drug application, or IND, or a foreign equivalent. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. Long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates, and satisfactory chemistry, formulation, stability and toxicity levels have not yet been demonstrated for any of our potential drug candidates or compounds that are currently the subject of preclinical studies. If our preclinical studies, current clinical trials or future clinical trials are unsuccessful, our business and reputation will be harmed and our stock price will be negatively affected.
     All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates, and, even if these applications would be or have been filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early-stage clinical trials do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. In addition, there can be no assurance that the design of our clinical trials is focused on appropriate tumor types, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.
     Administering any of our drug candidates or potential drug candidates that are the subject of preclinical studies to animals may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In clinical trials of ispinesib, the dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed to date were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our reputation and business.
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
•	delays in obtaining regulatory approvals to commence a clinical trial;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment, including as a result of the introduction of alternative therapies or drugs by others;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial material;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
     We do not know whether planned clinical trials will begin on time, or whether planned or currently ongoing clinical trials will need to be restructured or will be completed on schedule, if at all. Significant delays in clinical trials will impede our ability to commercialize our drug candidates and generate revenue and could significantly increase our development costs.
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
     Two of our cancer drug candidates being developed by GSK act through inhibition of KSP, a member of a class of cytoskeletal proteins that regulate cell division called mitotic kinesins. Because these drug candidates have similar mechanisms of action, GSK may elect to proceed with the development of only one such drug candidate. If GSK were to elect to proceed with the development of SB-743921 in lieu of ispinesib, because SB-743921 is at an earlier stage of clinical development than ispinesib, the approval, if any, of a new drug application, or NDA, with respect to a drug candidate from our cancer program would be delayed. In particular, if the initial clinical results of some of our early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of one or both drug candidates or certain of the ongoing clinical trials for drug candidates, even though the actual number of patients that have been treated is relatively small. Furthermore, GSK may elect to terminate one or more clinical trials for ispinesib at any time for some or all indications, including indications which GSK previously determined to advance to the next stage of patient enrollment, such as the ongoing breast cancer clinical trial, even though such clinical trial may not yet have been completed and regardless of clinical activity that may have been demonstrated.

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
     Our ability to commercialize drugs that we develop with our partners and that generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. Our partners may not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In particular, we are relying on the NCI to conduct several important clinical trials of ispinesib. The NCI is a government agency and there can be no assurance that the NCI will not modify its plans to conduct such clinical trials or will proceed with such clinical trials diligently. We have no control over the conduct of clinical trials being conducted by the NCI, including the timing of initiation, termination or completion of such clinical trials, the analysis of data arising out of such clinical trials or the timing of release of complete data concerning such clinical trials, which may impact our ability to report on their results. If our partners fail to perform as we expect, our potential for revenue from drugs developed through our strategic alliances, if any, could be dramatically reduced.
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
     Our commercial success will depend in part on our obtaining and maintaining patent and trade secret protection of our technologies and drug candidates as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies and drug candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. In the event that our issued patents and our patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates, including for example ispinesib, SB-743921, GSK-923295 and CK-1827452, we would not be able to exclude others from developing or commercializing these drug candidates and potential drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.
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
     Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to continue to finance our future cash needs primarily through public or private equity offerings, debt financings and strategic alliances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or future commercialization initiatives.
We have limited capacity to carry out our own clinical trials in connection with the development of our drug candidates and potential drug candidates, and to the extent we elect to develop a drug candidate without a strategic partner we will need to expand our development capacity, and will require additional funding.
     The development of drug candidates is complicated, and the required resources and experience that we currently have to carry out such development are limited. Currently, we generally rely on our strategic partners to carry out these activities for certain of our drug candidates. We do not have a partner for our cardiac myosin activator drug candidate, CK-1827452, and, if GSK elects to terminate its development efforts, we do not have an alternative partner for our current and potential cancer drug candidates. Pursuant to our Collaboration and License Agreement with GSK, we may initiate and conduct clinical trials for our drug candidate SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. For the clinical trials we conduct with SB-743921 for these hematologic cancer indications, we plan to rely on contractors for the manufacture and distribution of clinical supplies. To the extent we conduct clinical trials for a drug candidate without support from a strategic partner, as we are doing with CK-1827452 and SB-743921, we will need to develop additional skills, technical expertise and resources necessary to carry out such development efforts on our own or through the use of other third parties, such as contract research organizations, or CROs.

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
     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on our partner, GSK, to manufacture, supply, store and distribute drug supplies for its ispinesib and SB-743921 clinical trials, and will rely on GSK to be responsible for such activities for the planned GSK-923295 clinical trial. For our drug candidate CK-1827452, and our drug candidate SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma, we currently rely on a limited number of contract manufacturers, and, in particular, we expect to rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. In addition, we anticipate continued reliance on a limited number of contract manufacturers. Any performance failure on the part of our existing or future contract manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues.
     Our drug candidates require precise, high quality manufacturing. Our, our partners’ or any contract manufacturer’s failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good manufacturing practices regulations and similar foreign laws, as well as ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies, to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards. However, we do not have control over our contract manufacturers’ compliance with these regulations and standards. If one of our contract manufacturers fails to maintain compliance, the production of our drug candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. Additionally, our contract manufacturer must pass a preapproval inspection before we can obtain marketing approval for any of our drug candidates in development.
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

     Switching manufacturers or manufacturing sites may be difficult and time consuming because the number of potential manufacturers is limited. In addition, prior to the commercialization of a drug from any replacement manufacturer or manufacturing site, the FDA must approve that site. Such approval would require new testing and compliance inspections. In addition, a new manufacturer or manufacturing site would have to be educated in, or develop substantially equivalent processes for, production of our drugs after receipt of FDA approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.
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
     We compete with companies that are also developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cancer and cardiovascular and other diseases for which our compounds may be useful treatments. For example, if approved for marketing by the FDA, depending on the approved clinical indication, our cancer drug candidates such as ispinesib and SB-743921 could compete against existing cancer treatments such as paclitaxel, docetaxel, vincristine, vinorelbine or navelbine and potentially against other novel cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck, Array Biopharma Inc., BMS and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, BMS, Merck, Novartis, Genentech, Inc. and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.
     With respect to heart failure, if CK-1827452 or any other of our compounds is approved for marketing by the FDA for heart failure, that compound could compete against current generically available therapies, such as milrinone, dobutamine or digoxin or newer drugs such as nesiritide, as well as potentially against other novel drug candidates in development such as ularitide, which is being developed by PDL Biopharma, Inc., urocortin II, which is being developed by Neurocrine Biosciences, Inc., and levosimendan, which is being developed in the United States by Abbott Laboratories and is commercially available in a number of countries outside of the United States.
     Our competitors may:
•	develop drug candidates and market drugs that are less expensive or more effective than our future drugs;

•	commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates;

•	hold or obtain proprietary rights that could prevent us from commercializing our products;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances;

•	take advantage of acquisition or other opportunities more readily than we can;

•	develop drug candidates and market drugs that increase the levels of safety or efficacy or alter other drug candidate profile aspects that our drug candidates will need to show in order to obtain regulatory approval; or

•	introduce therapies or market drugs that render the market opportunity for our potential drugs obsolete.
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
     The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of a New Drug Application, or NDA, from the FDA. Neither we nor our partners have received marketing approval for any of Cytokinetics’ drug candidates. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs or supplements to approved NDAs.
     Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA also has substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:
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
     Even if our drug candidates obtain regulatory approval, resulting drugs, if any, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established for purposes of approval, physicians may elect not to recommend these drugs for a variety of reasons including, but not limited to:
•	timing of market introduction of competitive drugs;

•	clinical safety and efficacy of alternative drugs or treatments;

•	cost-effectiveness;

•	availability of coverage and reimbursement from health maintenance organizations and other third-party payors;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	other potential disadvantages relative to alternative treatment methods; or

•	insufficient marketing and distribution support.
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
     Important documents and records, such as hard copies of our laboratory books and records for our drug candidates and compounds, are located in our corporate headquarters at a single location in South San Francisco, California near active earthquake zones. In the event of a natural disaster, such as an earthquake or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.
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
     The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates for the treatment of cancer or heart failure, including the current and proposed clinical trials for ispinesib, SB-743921 and GSK-923295 for cancer, and CK-1827452 for heart failure, and including delays resulting from slower than expected patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points;

•	delays in or discontinuation of the development of any of our drug candidates by GSK;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	delays or other developments in establishing new strategic alliances;

•	announcements concerning our strategic alliances with GSK or future strategic alliances;

•	announcements concerning clinical trials being initiated or conducted by the NCI;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry.
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
     As of April 28, 2006, our executive officers, directors and their affiliates beneficially owned or controlled approximately 32.0% percent of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq National Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2005, our internal control over financial reporting was effective, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us and our reputation and business may be harmed.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(d) Use of Proceeds
     We registered and sold 7,935,000 shares of our common stock in connection with our initial public offering in April 2004. We received net proceeds of approximately $94.0 million after deducting offering costs of approximately $9.1 million, which we invested in short-term investment-grade securities and money market accounts pending use to fund working capital requirements. In 2006, we utilized approximately $11.0 million to fund operations and $0.7 million to repay equipment financing lines.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant. (1)

4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco. (1)

4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999. (1)

4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco. (1)

4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco. (1)

4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco. (1)

4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco. (1)

4.9	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation. (1)

4.10	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco. (1)

4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P. (1)

4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust. (1)

4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc. (1)

4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust. (1)

4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Registrant and Kingsbridge Capital Limited. (2)

4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Registrant and Kingsbridge Capital Limited. (2)

10.59	Stock Purchase Agreement dated January 18, 2006, by and among the Registrant, Federated Kaufmann Fund and Red Abbey Venture Partners, LLC. (3)

10.60	Letter Agreement dated January 17, 2006, by and between the Registrant and Pacific Growth Equities LLC. (3)

10.61	2006 Base Salaries for Named Executive Officers. (4)

10.62	GE Loan Proposal, dated as of January 18, 2006, by and between the Registrant and GE. (2)

10.63	GE Loan Proposal, executed as of March 16, 2006, by and between the Company and General Electric Capital Corporation. (5)

Exhibit
Number	Exhibit Description
10.64*	Second Amendment to Collaboration and Facilities Agreement, dated March 17, 2006, by and between the Company and Portola Pharmaceuticals, Inc. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2006.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2006	CYTOKINETICS, INCORPORATED (Registrant)
/s/ James H. Sabry
James H. Sabry
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Sharon Surrey-Barbari
Sharon Surrey-Barbari
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant. (1)

4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco. (1)

4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999. (1)

4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco. (1)

4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco. (1)

4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco. (1)

4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco. (1)

4.9	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation. (1)

4.10	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco. (1)

4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P. (1)

4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust. (1)

4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc. (1)

4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust. (1)

4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Registrant and Kingsbridge Capital Limited. (2)

4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Registrant and Kingsbridge Capital Limited. (2)

10.59	Stock Purchase Agreement dated January 18, 2006, by and among the Registrant, Federated Kaufmann Fund and Red Abbey Venture Partners, LLC. (3)

10.60	Letter Agreement dated January 17, 2006, by and between the Registrant and Pacific Growth Equities LLC. (3)

10.61	2006 Base Salaries for Named Executive Officers. (4)

10.62	GE Loan Proposal, dated as of January 18, 2006, by and between the Registrant and GE. (2)

Exhibit
Number	Exhibit Description
10.63	GE Loan Proposal, executed as of March 16, 2006, by and between the Company and General Electric Capital Corporation. (5)

10.64*	Second Amendment to Collaboration and Facilities Agreement, dated March 17, 2006, by and between the Company and Portola Pharmaceuticals, Inc. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2006.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.