Form 10-Q
period 2006-06-30
CYTOKINETICS INC
filed 2006-08-08
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Yes ☐           No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2006: 36,633,133

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of June 30, 2006 and December 31, 2005	3
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2006 and 2005, and period from August 5, 1997 (date of inception) to June 30, 2006	4
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005, and period from August 5, 1997 (date of inception) to June 30, 2006	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	44
Item 5. Other Information	44
Item 6. Exhibits	45
SIGNATURES	46
EXHIBIT INDEX	47
EXHIBIT 10.66
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2006	2005 (1)
Assets
Current assets:
Cash and cash equivalents	$49,766	$13,515
Short-term investments	45,155	62,697
Related party accounts receivable	71	576
Related party notes receivable — short-term portion	160	151
Prepaid and other current assets	2,438	1,925

Total current assets	97,590	78,864
Property and equipment, net	5,920	6,178
Related party notes receivable — long-term portion	442	451
Restricted cash	5,100	5,172
Other assets	526	796

Total assets	$109,578	$91,461

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,890	$2,352
Accrued liabilities	5,502	4,137
Related party payables and accrued liabilities	268	649
Short-term portion of equipment financing lines	2,990	2,726
Deferred revenue	—	1,400

Total current liabilities	10,650	11,264
Long-term portion of equipment financing lines	6,136	6,636

Total liabilities	16,786	17,900

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 120,000,000 shares; Issued and outstanding: 36,613,565 shares in 2006 and 29,710,895 shares in 2005	37	30
Additional paid-in capital	294,336	249,521
Deferred stock-based compensation	(1,752)	(2,452)
Accumulated other comprehensive loss	(56)	(14)
Deficit accumulated during the development stage	(199,773)	(173,524)

Total stockholders’ equity	92,792	73,561

Total liabilities and stockholders’ equity	$109,578	$91,461

(1)	The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2006	2005	2006	2005	2006
Revenues:
Research and development revenues from related party	$744	$1,333	$1,462	$2,905	$38,704
Research and development, grant and other revenues	2	308	4	608	2,955
License revenues from related party	700	700	1,400	1,400	14,000

Total revenues	1,446	2,341	2,866	4,913	55,659

Operating expenses:
Research and development (1)	12,397	10,039	23,664	20,576	204,539
General and administrative (1)	3,938	3,403	7,560	6,546	61,059

Total operating expenses	16,335	13,442	31,224	27,122	265,598

Operating loss	(14,889)	(11,101)	(28,358)	(22,209)	(209,939)
Interest and other income	1,228	688	2,357	1,400	14,063
Interest and other expense	(125)	(127)	(248)	(261)	(3,897)

Net loss	$(13,786)	$(10,540)	$(26,249)	$(21,070)	$(199,773)

Net loss per common share — basic and diluted	$(0.38)	$(0.37)	$(0.74)	$(0.74)
Weighted-average number of shares used in computing net loss per common share — basic and diluted	36,376	28,514	35,317	28,447

(1) Includes the following stock-based compensation charges:
Research and development	$679	$190	$1,235	$419	$4,083
General and administrative	738	155	1,120	329	2,825
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	to June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(26,249)	$(21,070)	$(199,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,495	1,559	16,728
Loss on disposal of property and equipment	1	—	343
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	41
Non-cash interest expense	46	46	289
Non-cash expense for acceleration of options	—	—	20
Non-cash forgiveness of loan to officer	2	—	148
Stock-based compensation	2,355	748	6,908
Changes in operating assets and liabilities:
Related party accounts receivable	503	(157)	(372)
Prepaid and other assets	(289)	(56)	(2,777)
Accounts payable	421	(1,030)	1,933
Accrued liabilities	1,160	349	5,257
Related party payables and accrued liabilities	(381)	365	268
Deferred revenue	(1,400)	(1,400)	—

Net cash used in operating activities	(22,336)	(20,646)	(170,880)

Cash flows from investing activities:
Purchases of investments	(70,898)	(30,918)	(521,056)
Proceeds from sales and maturities of investments	88,423	50,012	475,955
Purchases of property and equipment	(1,898)	(847)	(22,857)
Proceeds from sale of property and equipment	6	—	50
(Increase) decrease in restricted cash	72	844	(5,100)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of related party notes receivable	—	100	507
Unrealized loss on investment	(26)	—	(26)

Net cash provided by (used in) investing activities	15,679	19,191	(73,673)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	94,004
Proceeds from sale of common stock to related party	—	—	7,000
Proceeds from registered direct offering, net of issuance costs	31,993	—	31,993
Proceeds from draw down of Committed Equity Financing Facility	10,589	—	16,136
Proceeds from other issuances of common stock	563	503	3,430
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	(1)	(23)	(67)
Proceeds from equipment financing lines	1,108	—	18,715
Repayment of equipment financing lines	(1,344)	(1,176)	(10,064)

Net cash provided by (used in) financing activities	42,908	(696)	294,319

Net increase (decrease) in cash and cash equivalents	36,251	(2,151)	49,766
Cash and cash equivalents, beginning of period	13,515	13,061	—

Cash and cash equivalents, end of period	$49,766	$10,910	$49,766

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
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.
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
Comprehensive Loss
     Comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity that are excluded from net loss. Comprehensive loss and its components for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net loss	$(13,786)	$(10,540)	$(26,249)	$(21,070)
Change in unrealized gain (loss) on investments	(56)	86	(42)	93

Comprehensive loss	$(13,842)	$(10,454)	$(26,291)	$(20,977)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $5.1 million and $5.2 million at June 30, 2006 and December 31, 2005, respectively, and was classified as restricted cash.
Stock-based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which establishes accounting for share-based payment awards made to employees and directors including employee stock options and employee stock purchases. Under the provisions of this statement, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award. The Company elected the modified prospective transition method for awards granted subsequent to April 29, 2004, the date of its initial public offering (“IPO”), and the prospective transition method for awards granted prior to its IPO. Prior periods are not revised for comparative purposes under either transition method. The following table summarizes stock-based compensation related to employee stock options and employee stock purchases under SFAS No. 123R for the three and six months ended June 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Research and development	$679	$1,235
General and administrative	738	1,120

Stock-based compensation included in operating expenses	$1,417	$2,355
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
     The fair value of stock options and employee stock purchase plan shares was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006	June 30, 2006	June 30, 2006
Risk-free interest rate	4.99%	4.68%	4.96%	4.96%
Volatility	72%	74%	72%	72%
Expected life (in years)	6.25	6.25	1.25	1.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
     The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the options, referred to as the simplified method in accordance with Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. The Company estimates the volatility of our common stock by using an average of historical stock price volatility of comparable companies. The risk-free interest rate that the Company uses in the option pricing model is based on the U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms on the options. The Company does not anticipate paying dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only on those awards that are expected to vest.
     As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the three and six months ended June 30, 2006 increased by $1.1 million and $1.7 million, respectively, than if it had continued to account for stock-based compensation under APB No. 25. As of June 30, 2006, there was $9.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans, which is expected to be recognized over a weighted-average period of 3.17 years.
     The Company amortizes deferred stock-based compensation recorded prior to adoption of SFAS No. 123R for stock options granted prior to our IPO. Fair value of these awards has been calculated at grant date using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. At June 30, 2006, the balance of deferred stock based compensation was $1.8 million. The remaining balance of deferred employee stock-based compensation will be amortized in future years as follows, assuming no cancellations of the related stock options: $0.6 million the remainder of 2006, $0.8 million in 2007 and $0.4 million in 2008.
     Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and complied with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure: an Amendment of FASB Statement No. 123.” The following table illustrates the effects on net loss and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards except for those options granted prior to the Company’s IPO in April 2004, which were valued for proforma disclosure purposes using the minimum value method (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(10,540)	$(21,070)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(666)	(1,141)

Adjusted net loss	$(11,206)	$(22,211)

Net loss per common share, basic and diluted:
As reported	$(0.37)	$(0.74)

Adjusted	$(0.39)	$(0.78)

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

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005	June 30, 2005	June 30, 2005
Risk-free interest rate	4.09%	4.17%	2.84%	2.84%
Volatility	80%	80%	78%	78%
Expected life (in years)	5.0	5.0	1.29	1.29
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Numerator — net loss	$(13,786)	$(10,540)	$(26,249)	$(21,070)

Denominator:
Weighted-average common shares outstanding	36,394	28,582	35,341	28,532
Less: Weighted-average shares subject to repurchase	(18)	(68)	(24)	(85)

Weighted-average shares used in computing basic and diluted net loss per common share	36,376	28,514	35,317	28,447

     The following outstanding instruments were excluded from the computation of diluted net loss per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	As of June 30,
	2006	2005
Options to purchase common stock	4,266	3,253
Common stock subject to repurchase	14	59
Shares issuable related to the ESPP	46	38
Warrants to purchase common stock	294	70

Total shares	4,620	3,420

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	to June 30,
	2006	2005	2006
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	$308	$101	$308
Purchases of property and equipment through trade in value of disposed property and equipment	$—	$—	$127
Penalty on restructuring of equipment financing lines	$—	$—	$475
Conversion of convertible preferred stock to common stock	$—	$—	$133,172
Note 4. Related Party Agreements
Research and Development
     In June 2006, the Company’s Collaboration and License Agreement (the “Collaboration Agreement”) with GlaxoSmithKline (“GSK”) was amended to extend the research term for an additional year to facilitate continued research activities under an updated research plan focused towards the mitotic kinesin centromere-associated protein E (“CENP-E”). Accordingly, the research term with respect to all mitotic kinesins other than CENPE-E expired in June 2006. Under this amendment, GSK will have no obligation to reimburse the Company for its full-time employee equivalents during the extension of the research term.
     In September 2005, the Collaboration Agreement was amended to provide the Company an expanded role in the development of SB-743921, a novel, small molecule inhibitor of kinesin spindle protein. SB-743921 is being developed for the treatment of cancer. Under the 2005 amendment, the Company continues to lead and fund development activities to explore the potential application of SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma, subject to GSK’s option to resume responsibility for development and commercialization activities for SB-743921 for these indications during a defined period. The 2005 amendment also provides for additional precommercialization payments to the Company from GSK for the achievement of certain milestones for SB-743921 and increased royalties for net sales of products containing SB-743921 under certain scenarios. GSK has the right to terminate the Collaboration Agreement on six months notice at any time. If GSK abandons development of any drug candidate prior to regulatory approval, the Company would undertake and fund the clinical development of that drug candidate or commercialization of any resulting drug, seek a new partner for such clinical development or commercialization, or curtail or abandon such clinical development or commercialization.
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

Note 5. Equipment Financing Lines
     In January 2006, the existing $4.5 million equipment line of credit with GE Capital was renewed and the expiration date extended to December 31, 2006. Borrowings under the line are collateralized by associated property and equipment. In the second quarter of 2006, the Company borrowed $1.1 million under the line to finance purchases of property and equipment. As of June 30, 2006, additional borrowings of $1.2 million are available to the Company under this line. In connection with the line of credit, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1 “Organization and Summary of Significant Accounting Policies — Restricted Cash”).
     In March 2006, the Company secured a second line of credit with GE Capital of up to $5.0 million to finance certain equipment until December 31, 2006. The line of credit is subject to the Master Security Agreement (the “MSA”) between the Company and GE Capital, dated February 2001 and as amended on March 24, 2005. Under the terms of the MSA, funds borrowed by the Company from GE Capital are secured by property and equipment of the Company purchased by such borrowed funds and other collateral as agreed to by the Company. As of June 30, 2006, there is no loan balance outstanding under this line. In connection with the line of credit, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1, “Organization and Summary of Significant Accounting Policies — Restricted Cash”).
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
     In January 2006, we received proceeds of $4.9 million from the draw down and sale of 833,537 shares of common stock pursuant to the Company’s committed equity financing facility (“CEFF”) with Kingsbridge Capital Ltd. In April 2006, the Company received proceeds of $5.6 million from the draw down and sale of 821,244 shares of common stock pursuant to our CEFF.
Stock Option Plans
2004 Plan
     In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”) which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock purchase rights and stock bonuses to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options, respectively. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. On an annual basis, the number of authorized shares automatically increases by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors. Options granted to existing employees generally vest monthly over a period of four years. As of June 30, 2006, 3,801,186 shares of common stock were authorized for issuance under the 2004 Plan.
1997 Plan
     In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) with respect to any 10% shareholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over four or five years (generally 25% after one year and monthly thereafter). As of June 30, 2006, the Company had reserved 1,716,096 shares of common stock for issuance related to options outstanding under the 1997 Plan and there were no shares available for future grants under the 1997 Plan.
     Activity under the two stock option plans was as follows:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share
Balance at December 31, 2004	1,165,114	2,644,779	$3.10
Increase in authorized shares	995,861	—	—
Options granted	(996,115)	996,115	7.23
Options exercised	—	(196,703)	1.48
Options forfeited	182,567	(161,958)	5.89

Balance at December 31, 2005	1,347,427	3,282,233	4.31
Options granted	(1,157,486)	1,157,486	7.10
Increase in authorized shares	1,039,881	—	—
Options exercised	—	(152,833)	0.94
Options forfeited	20,626	(20,626)	6.38
Options repurchased	574	—	1.20

Balance at June 30, 2006	1,251,022	4,266,260	5.18

     The options outstanding and currently exercisable by exercise price at June 30, 2006 were as follows:

	Options Outstanding			Vested and Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining Contractual	Number of	Average
Range of Exercise Price	Options	Exercise Price	Life (Years)	Options	Exercise Price
$0.20 — $1.00	434,272	$0.56	4.08	434,272	$0.56
$1.20	904,622	$1.20	6.28	761,145	$1.20
$2.00 — $6.50	581,902	$5.24	7.78	323,402	$5.28
$6.59 — $7.03	355,900	$6.67	8.98	87,810	$6.62
$7.04	546,022	$7.04	9.71	34,289	$7.04
$7.10	375,142	$7.10	8.73	116,687	$7.10
$7.15	513,400	$7.15	9.67	31,873	$7.15
$7.17 — $9.91	430,500	$9.04	8.79	155,939	$8.92
$9.95 — $10.13	119,500	$9.96	8.21	52,239	$9.96
$15.95	5,000	$15.95	7.88	2,708	$15.95

	4,266,260	$5.18	7.86	2,000,364	$3.35

     The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $4.92 per share. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $0.6 million. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $7.8 million and $6.7 million, respectively. The intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the exercise price of shares. The market value as of June 30, 2006 was $6.29 as reported by Nasdaq.
Employee Stock Purchase Plan
     In January 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan (the “ESPP”) which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. At June 30, 2006 the Company had 1,155,451 shares of common stock reserved for issuance under the ESPP. The Company issued 95,630 shares of common stock under the ESPP in the second quarter of 2006 at a weighted average purchase price of $4.39 per share.
Note. 7 Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of adopting FIN 48 on the Company’s financial position or results of operations, if any, has not yet been determined.
Note. 8 Subsequent Events
     On August 4, 2006 the Company entered into an agreement with Portola whereby Portola will sub-sublease approximately 2,500 square feet of office space from the Company at a monthly rate of $1.75 per square foot. The term of the agreement commences once consent has been received from the master tenant, Millenium Pharmaceuticals, Inc., and the master landlord, Britannia Pointe Grand Limited partnership, and continues until October 31, 2006, with the option to extend on a month-to-month basis thereafter. Sublease income from this agreement will offset rent expense.

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
     This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	the initiation, progress, timing, scope and anticipated date of completion of clinical trials and development for our drug candidates and potential drug candidates by ourselves, GlaxoSmithKline, or GSK, or the National Cancer Institute, or NCI, including the expected timing of initiation of various clinical trials for our drug candidates and potential drug candidates, the anticipated dates of data becoming available or being announced from various clinical trials and the anticipated timing of regulatory filings;

•	the exercise of our options to co-fund the development of one or both of ispinesib (formerly designated SB-715992), a drug candidate, and GSK-923295, a potential drug candidate;

•	the extent to which we co-fund SB-743921 for cancer indications outside of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma;

•	our plans or ability to develop drug candidates, such as CK-1827452, or commercialize drugs with or without a partner, including our intention to build clinical development and sales and marketing capabilities;

•	the potential benefits of our drug candidates and potential drug candidates;

•	the utility of the clinical trials programs for our drug candidates, including, but not limited to, for the treatment of cancer and heart failure;

•	issuance of shares of our common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge;

•	increasing losses, costs, expenses and expenditures;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	the scope and size of research and development efforts and programs;

•	our ability to protect our intellectual property and avoid infringing the intellectual property rights of others;

•	potential competitors and potential competitive products;

•	anticipated operating losses, capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	expected future sources of revenue and capital;

•	our plans to obtain limited product liability insurance;

•	our plans for strategic alliances;

•	receipt of milestone payments and other funds from our strategic partners under strategic alliances;

•	increasing the number of our employees and recruiting additional key personnel; and

•	expected future amortization of employee stock-based compensation.
Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:
•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates, including decisions by GSK or the NCI to postpone or discontinue development efforts for one or more compounds or indications, or by GSK to discontinue funding of such efforts;

•	difficulties or delays in patient enrollment for our clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials);

•	the receipt of funds by us under our strategic alliances;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to obtain additional financing if necessary;

•	our ability to maintain the effectiveness of current public information under our registration statement permitting resale of securities to be issued to Kingsbridge by us under, and in connection with, the CEFF;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.
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
Overview
     Cytokinetics, Incorporated is a biopharmaceutical company, incorporated in Delaware in 1997, focused on the treatment of cancer and cardiovascular disease. We currently have three novel small molecule drug candidates in clinical development and two novel small molecule potential drug candidates currently in preclinical development, including an alternative formulation of one of our current drug candidates. We anticipate one of these potential drug candidates will proceed to clinical development in 2006, and the other in 2007. Our clinical pipeline consists of two drug candidates and a potential drug candidate for the treatment of cancer, a drug candidate for the treatment of heart failure in an intravenous formulation and a potential drug candidate for the treatment of heart failure via oral administration. Our most advanced cancer drug candidate, ispinesib, is the subject of a broad Phase II clinical trials program being conducted by our partner GSK and the NCI that is designed to evaluate its effectiveness in multiple tumor types. Currently, GSK is conducting two Phase II clinical trials evaluating the effectiveness of ispinesib in breast cancer and ovarian cancer. GSK is collaborating with the NCI to conduct five Phase II clinical trials in five other cancer indications, and the NCI is expected to initiate a sixth Phase II clinical trial this year. SB-743921, our second drug candidate for the treatment of cancer, is the subject of a Phase I/II clinical trial of SB-743921 in non-Hodgkin’s lymphoma initiated in April of 2006. GSK-923295, our third potential drug candidate for the treatment of cancer, is currently in preclinical development under our strategic alliance with GSK. We expect that GSK will initiate Phase I clinical trials for GSK-923295 in the first half of 2007. Our drug candidate for the treatment of heart failure in an intravenous formulation, CK-1827452, entered a Phase I clinical trial in 2005. We plan to initiate a Phase II clinical trials program for this drug candidate in the second half of 2006. CK-1827452 is also currently in preclinical development as a potential drug candidate for the treatment of heart failure via oral administration. We plan to initiate an oral bioavailability Phase I clinical trial for CK-1827452 in the second half of 2006.
     Since our inception in August 1997, we have incurred significant net losses. As of June 30, 2006, we had an accumulated deficit of $199.8 million. We expect to incur substantial and increasing losses for the next several years if:
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
     Subsequent to June 30, 2006, we have obtained additional information concerning our estimated liability for certain contract research and development activities. As a result of receiving this information prior to the filing of this report on Form 10-Q, the Company has recorded additional research and development costs for the quarter ended June 30, 2006. The Company’s previously announced net loss of $13.3 million, or $0.37 per share, for the three months ended June 30, 2006, was increased to $13.8 million, or $0.38 per share and the net loss announced of $25.7 million, or $0.73 per share, for the six months ended June 30, 2006, was increased to $26.2 million, or $0.74 per share.
Oncology
     In the second quarter of 2006, in connection with our strategic alliance with GSK, we continued to make progress in advancing our oncology development program for both ispinesib and SB-743921, which are both directed to the mitotic kinesin target kinesin spindle protein, or KSP.
     The oncology clinical trials program for ispinesib is a broad program that is planned to consist of nine Phase II clinical trials and six Phase I or Ib clinical trials evaluating the use of ispinesib in a variety of both solid and hematologic cancers. We believe that the breadth of this clinical trials program reflects the potential of, and the complexity of developing, a drug candidate such as ispinesib. We expect this approach should help us to identify those tumor types that are the most promising for the continued development of ispinesib. Currently, ispinesib is being studied in seven Phase II clinical trials evaluating the safety and efficacy of ispinesib in the treatment of cancer. In addition, ispinesib is currently being studied in four Phase I or Phase Ib clinical trials evaluating the safety, tolerability and pharmacokinetics of ispinesib alone or in combination with other anti-cancer therapeutics.

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
     Breast Cancer: GSK continues to evaluate patients in Stage 2 of a two-stage design, international, Phase II, open-label, monotherapy clinical trial, evaluating the safety and efficacy of ispinesib at 18mg/m2 every 21 days in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer whose disease has recurred or progressed despite treatment with anthracyclines and taxanes. The clinical trial’s primary endpoint is response rate as determined using the RECIST criteria. We reported data from Stage 1 of this clinical trial in September 2005. Based on those data, the best overall responses, as determined using the RECIST criteria, were 3 confirmed partial responses observed among the first 33 evaluable patients. The most common adverse event was Grade 4 neutropenia. This clinical trial employs a Green-Dahlberg design, which requires the satisfaction of pre-defined efficacy criteria in Stage 1 to allow advancement to the Stage 2 of patient enrollment and treatment. In this clinical trial, ispinesib demonstrated sufficient anti-tumor activity to satisfy the pre-defined efficacy criteria required to move forward to the second stage. We anticipate additional data from this clinical trial in the second half of 2006.
     Ovarian Cancer: GSK continues to conduct a Phase II, open-label, monotherapy clinical trial evaluating the efficacy of ispinesib at 18mg/m2 dosed every 21 days in the second-line treatment of patients with advanced ovarian cancer previously treated with a platinum and taxane-based regimen. The primary endpoint of this clinical trial is response rate as determined by the RECIST criteria and blood serum levels of the tumor mass marker CA-125. We anticipate interim data in the second half of 2006.
     Colorectal Cancer: The NCI has concluded enrollment of Stage 1 of a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with colorectal cancer. This open-label, monotherapy clinical trial contains two arms that evaluate different dosing schedules of ispinesib, either infused at 7 mg/m2 on days 1, 8 and 15 of a 28-day schedule (Arm A) or at 18mg/m2 every 21 days (Arm B). The primary endpoint is objective response as determined using the RECIST criteria. Data from this clinical trial were presented at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2006. The presentation concluded that ispinesib did not manifest an objective response rate on either of the two schedules evaluated in heavily pretreated colorectal cancer patients. The most common Grade 3 and 4 toxicities in Arm A included neutropenia, nausea, vomiting and fatigue. The most common Grade 3 and 4 toxicity in Arm B was neutropenia, only one of which was febrile. The presentation concluded that the weekly dosing schedule in Arm A appeared to have a more favorable tolerability profile compared to the dosing schedule in Arm B.
     Hepatocellular Cancer: The NCI has concluded enrollment of Stage 1 of a Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with hepatocellular cancer. This open-label, monotherapy clinical trial evaluates ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria. Interim data from this clinical trial are anticipated to be available in the second half of 2006.

     Melanoma: The NCI has concluded enrollment of Stage 1 of a Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with melanoma who may have received adjuvant immunotherapy but no chemotherapy. This open-label monotherapy clinical trial evaluates ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria. Interim data from this clinical trial are anticipated to be available in the second half of 2006.
     Head and Neck Cancer: The NCI has concluded enrollment of Stage 1 of a Phase II clinical trial evaluating ispinesib in the first- or second-line treatment of patients with head and neck cancer. This open-label monotherapy clinical trial evaluates ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria. Data from this clinical trial is planned to be presented at the 31st Congress of European Society for Medical Oncology in Istanbul, Turkey in September 2006.
     Prostate Cancer: The NCI has concluded enrollment of Stage 1 of a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with hormone-refractory prostate cancer. This open-label monotherapy clinical trial evaluates ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined by blood serum levels of the tumor mass marker Prostate Specific Antigen. Interim data from this clinical trial are anticipated to be available in the second half of 2006.
     In addition to these Phase II clinical trials, GSK also continues to conduct two Phase Ib clinical trials evaluating ispinesib in combination therapy. These clinical trials are both dose-escalating studies evaluating the safety, tolerability and pharmacokinetics of ispinesib, one in combination with carboplatin and the second in combination with capecitabine. Data from GSK’s Phase Ib clinical trial evaluating ispinesib in combination with carboplatin was presented at the ASCO conference in June 2006 suggesting ispinesib, on a once every 21-day schedule, has an acceptable tolerability profile and no pharmacokinetic interactions when used in combination with carboplatin. At the optimally tolerated regimen, ispinesib concentrations were not affected by carboplatin. The best response was a partial response at cycle 2 in one patient with breast cancer; a total of 13 patients, or 46%, had a best response of stable disease with durations ranging from 3 to 9 months. Additional data are anticipated from GSK’s Phase Ib clinical trial evaluating ispinesib in combination with capecitabine in the second half of 2006. In 2005, we and GSK presented data from two Phase Ib combination clinical trials of ispinesib at the 2005 AACR-NCI-EORTC International Meeting. These data suggest ispinesib has an acceptable tolerability profile and no pharmacokinetic interactions in patients with advanced solid tumors when used in combination with capecitabine or docetaxel. One presentation contained data from an ongoing clinical trial that demonstrated that the combination of ispinesib and capecitabine appears to have an acceptable tolerability profile on the clinical trial’s treatment schedule, suggesting that these two agents have non-overlapping toxicities and therefore may be successfully combined in the treatment of certain types of cancers. The second presentation contained data from a clinical trial that demonstrated that the combination of ispinesib with docetaxel has an acceptable tolerability profile on a once every 21 day schedule. The regimen-limiting toxicity in this second clinical trial was prolonged Grade 4 neutropenia, which was consistent with the Phase I clinical trial experience with ispinesib and clinical experience with docetaxel.
     The NCI also continues patient enrollment in two Phase I clinical trials designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib on an alternative dosing schedule. One clinical trial is enrolling patients with advanced solid tumors who have failed to respond to all standard therapies, and the second clinical trial is enrolling patients with acute leukemia, chronic myelogenous leukemia, or advanced myelodysplastic syndromes. Data from the Phase I clinical trial evaluating an alternative dosing schedule in patients with advanced solid tumors was presented at the ASCO Meeting in June 2006 indicating the most common Grade 3 and 4 toxicities at doses ranging between 4mg/m2 and 8mg/m2 were neutropenia and at some doses leukopenia. As a result, 6 mg/m2 was further evaluated as the potential maximum tolerated dose, or MTD. In this clinical trial, stable disease was reported in two patients with renal cell carcinoma and a minor response was noted in one patient with bladder cancer.
     In addition, the NCI is planning on initiating the following open-label, monotherapy, Phase II and Phase I clinical trials of ispinesib:
     Renal Cell Cancer: The NCI is planning on initiating a Phase II clinical trial evaluating ispinesib in the treatment of patients with renal cell cancer in the second half of 2006.
     Pediatric Solid Tumors: The NCI is planning on initiating a Phase I clinical trial evaluating ispinesib in the treatment of pediatric patients with solid tumors in the second half of 2006.

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
     GSK continued to conduct a dose-escalating Phase I clinical trial evaluating the safety, tolerability and pharmacokinetics of SB-743921 in advanced cancer patients. Data from this clinical trial was presented at the ASCO Meeting in June 2006. The primary objectives of this clinical trial were to determine the dose limiting toxicities, or DLTs, and to establish the MTD of SB-743921 administered intravenously on a once every 21-day schedule; secondary objectives included assessment of the safety and tolerability of SB-743921, characterization of the pharmacokinetics of SB-743921 on this schedule and a preliminary assessment of its antitumor activity. The recommended Phase II dose of SB-743921 on the 21-day schedule is 4mg/m2, although dosing did reach 8mg/m2. The observed toxicities at the recommended Phase II dose were manageable. DLTs in this clinical trial consisted predominantly of neutropenia and elevations in hepatic enzymes and bilirubin. Disease stabilization, ranging from 9 to 45 weeks, was observed in seven patients. One patient with cholangiocarcinoma had a confirmed partial response at the MTD at cycle 10.
     In April 2006, we initiated a Phase I/II clinical trial of SB-743921 in patients with non-Hodgkin’s lymphoma, or NHL, in connection with an expanded development program for SB-743921 under the amendment to our Collaboration and License Agreement with GSK. This Phase I/II clinical trial is an open-label, non-randomized clinical trial designed to investigate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of SB-743921 administered as a one-hour infusion on days 1 and 15 of a 28-day schedule, first without, then with the administration of granulocyte colony stimulating factor, and then to assess the potential efficacy of the MTD, of SB-743921 in patients with NHL. The clinical trials program for SB-743921 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until the program is successfully completed, regulatory approval is achieved, and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when or if this may occur.
     In June 2006, we executed an amendment to our Collaboration and License Agreement with GSK whereby the research term was extended for an additional year to facilitate continued research activities under an updated research plan focused on a second mitotic kinesin and novel cancer target, centromere-associated protein E, or CENP-E. The research term under the Collaboration and License Agreement with respect to all mitotic kinesins other than CENP-E expired in June 2006. Under the 2006 amendment, GSK will have no obligation to reimburse us for full-time employee equivalents during the extension of the research term. We anticipate that GSK will file a regulatory filing for GSK-923295 in early 2007 and begin clinical trials in the first half of 2007.
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
     In 2005, we selected a drug candidate, CK-1827452, a novel cardiac myosin activator for the treatment of heart failure, for further development in our cardiovascular program and initiated a Phase I clinical trial designed as a double-blind, randomized, placebo-controlled, dose-escalation clinical trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of CK-1827452 administered intravenously to normal healthy volunteers. In June 2006, we disclosed top-line results from this clinical trial. Compared to placebo, CK-1827452, was associated with a statistically significant and clinically relevant increases in ejection fraction and fractional shortening, which are measures of cardiac function. These increases in cardiac function were associated with corresponding dose-related increases in systolic ejection time. The MTD was determined to be 0.5mg/kg/hr for the six-hour infusion in healthy volunteers. At the MTD, CK-1827452 was well-tolerated when compared to placebo. Across the dosing levels evaluated in this clinical trial, infusions of CK-1827452 were characterized by linear, dose-proportional pharmacokinetics and produced dose-dependent pharmacodynamic effects. The adverse effects observed at dose levels exceeding the MTD were associated with longer prolongations of systolic ejection time and larger increases in ejection fraction and fractional shortening than those that were observed with doses at or below the MTD. The adverse effects at the higher dose levels in humans appear similar to the adverse findings observed in the preclinical safety studies, which occurred at similar plasma concentrations. These effects are believed to be related to a hyper-contractile state of the myocardium and excessive prolongation of the systolic ejection time. These effects were resolved promptly with discontinuation of the infusions of CK-1827452. Additional data from the Phase I clinical trial of CK-1827452 is planned to be presented at a session entitled “Recent and Late Breaking Trials” at the 10th Annual Meeting of the Heart Failure of Society of America in September 2006. We intend to initiate Phase II clinical trials for this drug candidate in patients with heart failure in the second half of 2006.
     In 2005, we also selected CK-1827452 as a potential drug candidate for the treatment of patients with chronic heart failure via oral administration. Initiation of our Phase I oral bioavailability clinical trial is expected in the second half of 2006.
     As with our drug candidates in our other programs, the compounds in our cardiovascular program, including our new drug candidate, are at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any of them. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our cardiovascular program of approximately $5.0 million and $9.6 millions for the three and six months ended June 30, 2006, respectively, and $4.0 million and $8.2 million for the three and six months ended June 30, 2005. We anticipate that our expenditures relating to research and development of compounds in our cardiovascular program will increase significantly as we advance CK-1827452 through clinical development.
Development Risks
     The successful development of all of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of any of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including, but not limited to:
•	the uncertainty of the timing of the initiation and completion of patient enrollment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses and subsequent release of our clinical trial data after such trials have been initiated and completed;

•	the uncertainty of clinical trial results;

•	the uncertainty of obtaining U.S. Food and Drug Administration, or FDA, or other foreign regulatory agency approval required for new therapies;

•	the possibility of delays in the development, optimization and scale-up of manufacturing processes or testing and release for either the active pharmaceutical ingredient or formulated products in our cardiovascular program; and

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility.
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

Funding
     To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from GSK and AstraZeneca, equipment financings, interest on investments and government grants. We have received net proceeds from the sale of equity securities of $261.2 million from August 5, 1997, the date of our inception, through June 30, 2006, excluding sales of equity to GSK. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004 and proceeds from our registered direct offering in January 2006 of $32.0 million. In 2001, under our strategic alliance with GSK, GSK made a $14.0 million upfront cash payment as well as an initial $14.0 million equity investment. In April 2004, GSK purchased 538,461 shares of our common stock at $13.00 per share immediately prior to the closing of our initial public offering for a total price of $7.0 million. GSK also made a $3.0 million equity investment in us in 2003. GSK also reimbursed certain of our full time equivalents, or FTEs, through the end of the initial five-year research term of the strategic alliance, and has committed to make additional payments upon the achievement of certain precommercialization milestones. Cumulatively as of June 30, 2006, we received $32.0 million in FTE and other expense reimbursements and $7.0 million in milestone payments from GSK. The research term of our Collaboration and License Agreement with AstraZeneca expired in December 2005. Cumulatively as of June 30, 2006, we received $18.7 million under equipment financing arrangements. Interest income earned on investments, excluding amortization and accretion on investments, in the second quarter and the first six months of 2006 was $0.7 million and $1.4 million, respectively, and in the second quarter and first six months of 2005 was $1.0 million and $2.1 million, respectively.
     In June 2006, the five-year research term of our strategic alliance with GSK was extended for an additional year under an updated research plan focused only on CENP-E. The research term with respect to all mitotic kinesins other than CENP-E expired on June 19, 2006. GSK is not obligated to reimburse us for research FTE’s during this one year extension. GSK has agreed to fund worldwide development and commercialization of drug candidates that arise from our strategic alliance and for which GSK elects to continue in development, other than the funding for development and commercialization of SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. We will earn royalties from sales of any resulting drugs. We retain product-by-product options to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording co-promotion rights in North America. If we exercise our co-promotion option, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities. GSK has the right to terminate the Collaboration and License Agreement on six months notice at any time. If GSK abandons one or more of ispinesib, SB-743921 and GSK-923295, it would delay or prevent us from commercializing such current or potential drug candidates, and would delay or prevent our ability to generate revenues. In such event, or if GSK abandons development of any drug candidate prior to regulatory approval, we would have to undertake and fund the clinical development of our drug candidates or commercialization of our drugs, seek a new partner for clinical development or commercialization, or curtail or abandon the clinical development or commercialization programs.
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
     Charges to GSK were based on negotiated rates intended to approximate the costs for our FTEs performing research under the strategic alliance and our out-of-pocket expenses. GSK paid us an upfront licensing fee, which we recognized ratably over the initial five-year research term of the strategic alliance, which ended in June 2006. We may receive additional payments from GSK upon achieving certain precommercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. The revenues recognized to date are not refundable, even if the relevant research effort is not successful. Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and other precommercialization milestones under our strategic alliance with GSK, our results of operations may vary substantially from year to year. In the event we exercise our co-promotion option, we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.
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
Research and Development
     We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses relating to our strategic alliance with GSK consist primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. At this time, GSK funds the majority of the costs related to the clinical development of ispinesib. Under our 2005 amendment to the Collaboration and License Agreement with GSK, we have committed to fund certain development activities for SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. We have the option to co-fund certain later-stage development activities for ispinesib and GSK-923295. This commitment and the potential exercise of any of our co-funding options will result in a significant increase research and development expenses. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. We expect to incur research and development expenses to conduct preclinical studies and clinical trials for CK-1827452 and other of our cardiac myosin activator compounds for the treatment of heart failure and in connection with our early research programs in other diseases, as well as the continued refinement of our PUMAtm system and development of our Cytometrix® technologies and our other existing and future drug discovery technologies. From our inception through June 30, 2006, we incurred costs of approximately $51.7 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $73.1 million for our cardiac contractility program, $42.5 million for our proprietary technologies and $37.2 million for all other programs.
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

Stock Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation related to employee stock options and employee stock purchases under SFAS No. 123R for the three and six months ended June 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Research and development	$679	$1,235
General and administrative	738	1,120

Stock-based compensation included in operating expenses	$1,417	$2,355
     As of June 30, 2006, there was $9.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.17 years. In addition, we continue to amortize deferred stock-based compensation recorded prior to adoption of SFAS No. 123R for stock options granted prior to the initial public offering. At June 30, 2006, the balance of deferred stock based compensation was $1.8 million. We expect the remaining balance of deferred employee stock-based compensation of $1.8 million as of June 30, 2006 to be amortized in future years as follows, assuming no cancellations of the related stock options: $0.6 million in the remainder of 2006, $0.8 million in 2007 and $0.4 million in 2008.
Interest and Other Income and Expense
     Interest and other income and expense consist primarily of interest income and interest expense. Interest income is generated primarily from investment of our cash, cash equivalents and investments. Interest expense generally relates to the borrowings under our equipment financing lines.
Results of Operations
Revenues
     We recorded total revenues of $1.4 million and $2.9 million in the second quarter and first six months of 2006, respectively, compared with total revenues of $2.3 million and $4.9 million in the second quarter and first six months of 2005, respectively. The decrease in revenues for the second quarter and six months ended June 30, 2006, compared to the same periods in 2005, was primarily due to reductions in FTE and patent reimbursement revenue from GSK of approximately $0.6 million and $1.4 million, respectively, and a reduction in collaboration revenue from AstraZeneca of approximately $0.3 million and $0.6 million, respectively.
     Research and development revenues from a related party refers to revenues from our strategic partner, GSK, which is also a stockholder of the Company. Research and development revenues from GSK were approximately $0.7 million and $1.5 million in the second quarter and first six months of 2006, respectively, and $1.3 million and $2.9 million in the second quarter and first six months of 2005, respectively. The decrease in the second quarter of 2006, compared with 2005, was primarily due to a $0.5 million decrease in FTE reimbursements and a $0.1 million decrease in patent expense reimbursements by GSK. Prior to the June 2006 amendment to our Collaboration and License Agreement with GSK, the FTE reimbursement level was determined annually by GSK and us, in accordance with the annual research plan and contractually predefined minimum FTE support levels. In June 2006, the five-year research term of our strategic alliance with GSK was extended for an additional year under an updated research plan focused only on CENP-E without corresponding FTE reimbursement.
     License revenues from related party represents license revenue from our strategic alliance with GSK. License revenue was $0.7 million and $1.4 million for the second quarter and first six months ended June 30, 2006 and 2005. The license revenue is being amortized on a straight line basis over the initial five-year research term. As of June 30, 2006, there is no remaining balance of deferred revenue.

Research and Development Expenses
     Research and development expenses increased to $12.4 million and $23.7 million in the second quarter and first six months of 2006, respectively, from $10.0 million and $20.6 million in the second quarter and first six months of 2005, respectively. The increases in spending in the second quarter and first six months of 2006 as compared to the same periods of 2005 were primarily due to the manufacture of clinical supply and other clinical outsourcing costs as we advanced our drug candidates for the treatment of cardiovascular disease and cancer through clinical trials and higher expense related to compensation and benefits, including charges for stock-based compensation.
     From a program perspective, the increases in spending in the second quarter and first six months of 2006, compared to the same periods in 2005, were primarily due to higher expenditures related to the advancement of our cardiac contractility program of approximately $1.0 million and $1.4 million, respectively, and early research programs of approximately $2.4 million and $3.4 million, respectively. The increases were slightly offset by decreased spending on oncology in the second quarter and first six months of 2006 of approximately $0.7 million and $0.8 million, respectively, and proprietary technologies of approximately $0.3 million and $0.9 million, respectively.
     Research and development expenses incurred related to the following programs (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Mitotic kinesin inhibitors	$1.4	$2.1	$3.3	$4.1
Cardiac contractility	5.0	4.0	9.6	8.2
Proprietary technologies	1.2	1.5	2.4	3.3
All other research programs	4.8	2.4	8.4	5.0

Total research and development expenses	$12.4	$10.0	$23.7	$20.6

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
General and Administrative Expenses
     General and administrative expenses increased to $3.9 million and $7.6 million in the second quarter and first six months of 2006, respectively compared with $3.4 million and $6.5 million for the second quarter and first six months of 2005, respectively. The increases in spending in the second quarter and first six months of 2006 as compared to the same periods of 2005 were primarily due to higher compensation and benefits expenses, including charges for stock-based compensation, which were partially offset by lower legal fees and consulting expenses.
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
Interest and Other Income and Expense
     Interest and other income was $1.2 million and $2.4 million, respectively, for the second quarter and first six months of 2006, compared with $0.7 million and $1.4 million in the second quarter and first six months of 2005, respectively. The increase in the second quarter and first six months of 2006 over the comparable periods in 2005 were attributable to higher interest yields resulting from higher market interest rates earned on our invested cash.

     Interest and other expense in the second quarter and first six months of 2006 were $0.1 million and $0.2 million, respectively, compared with $0.1 million and $0.3 million in the second quarter and first six months of 2005, respectively. Interest and other expense in each of these periods primarily consisted of interest expense on our equipment financing line of credit.
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
     We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the options, referred to as the simplified method in accordance with Staff Accounting Bulletin No. 107, Share-Based Payment. We estimate the volatility of our common stock by using an average of historical stock price volatility of comparable companies. We base the risk-free interest rate that we use in the option pricing model on the U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms on the options. We do not anticipate paying dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods is actual forfeitures differ from those estimates. We use historical data to estimated pre-vesting options forfeitures and record stock-based compensation expense only on those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period.
     We continue to amortize deferred stock-based compensation recorded prior to adoption of SFAS No. 123R for stock options granted prior to our IPO. Fair value of these awards has been calculated at grant date using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through June 30, 2006, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $94.9 million at June 30, 2006 compared with $76.2 million at December 31, 2005. The increase primarily represents proceeds from the issuance of common stock related to our registered direct offering in January 2006 and to a lesser extent the draw downs under our CEFF with Kingsbridge, partly offset by the use of proceeds from investment maturities to fund operations.

     Net cash used in operating activities in the first six months of 2006 was $22.3 million and was primarily due to a net loss of $25.7 million. This compares with net cash used in operating activities of $20.6 million, and a net loss of $21.1 million, in the first six months of 2005.
     Net cash provided by investing activities was $15.7 million in the first six months of 2006 and represented primarily the proceeds from the sales and maturities of investments, net of purchase of investments. Restricted cash totaled $5.1 million at June 30, 2006 and $5.2 million at December 31, 2005. The balance decreased because our equipment financing lender has required a lower security deposit in 2006.
     Net cash provided by financing activities of $42.9 million in the first six months of 2006 represented proceeds from the issuance and sale of common stock, slightly offset by the net repayments of our equipment financing line. In January 2006, we sold 5,000,000 shares of our common stock to certain institutional investors at a price of $6.60 per share, for gross offering proceeds of $33.0 million and net offering proceeds of approximately $32.0 million. In the first six months of 2006, we received proceeds of $10.6 million from the draw down and sale of 1,654,781 shares of common stock to Kingsbridge.
     In January 2006, the existing $4.5 million equipment line of credit with General Electric Capital Corporation, or GE Capital, was renewed and the expiration date extended to December 31, 2006. We have made $1.1 million in additional borrowings under the line in the current quarter. As of June 30, 2006, additional borrowings of $1.2 million are available to us under the line. In March 2006, we secured a second line of credit with GE Capital of up to $5.0 million to finance certain equipment until December 31, 2006. As of June 30, 2006, there is no loan balance outstanding under this line. Both equipment lines are subject to the Master Security Agreement, or MSA, between us and GE Capital, dated February 2001 as amended on March 24, 2005. Under the terms of the MSA, funds borrowed by us from GE Capital are collateralized by our property and equipment purchased by such borrowed funds and other collateral as agreed to by us. In connection with each line of credit, we are obligated to maintain a certificate of deposit with the lender.
     As of June 30, 2006, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases	$2,619	$5,658	$5,742	$4,210	$18,229
Equipment financing line	2,990	5,104	1,032	—	9,126

Total	$5,609	$10,762	$6,774	$4,210	$27,355

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

     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	GSK’s decisions with regard to continued funding of research and development of our drug candidates;

•	our level of funding for other current or future drug candidates, including CK-1827452 for the treatment of heart failure;

•	our level of funding for SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma;

•	our options to co-fund the development of ispinesib and GSK-923295;

•	our level of co-funding for the development of SB-743921 for cancer indications other than Hodgkin’s lymphoma, non-Hodgkin’s lymphoma and multiple myeloma;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	expanding and advancing our research programs;

•	hiring of additional employees and consultants;

•	expanding our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.
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

Off-balance Sheet Arrangements
     As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
We currently finance and plan to continue to finance our operations through the sale of equity, incurring debt and potentially entering into additional strategic alliances, which may result in additional dilution to our stockholders, restriction of our business activities or relinquishment of valuable technology rights, or may cease to be available on attractive terms or at all.
     We have funded all of our operations and capital expenditures with proceeds from both private and public sales of our equity securities, strategic alliances with GSK, AstraZeneca and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, future payments from GSK, interest earned on investments, proceeds from equipment financings and potential proceeds from our CEFF with Kingsbridge will be sufficient to meet our projected operating requirements for at least the next 12 months. To meet our future cash requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through debt financing, if available, such financing may involve covenants that restrict our business activities. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. In addition, we cannot assure you that any such funding, if needed, will be available on attractive terms, or at all.
Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.
     Prior to receiving approval to commercialize any of our drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both sufficiently safe and effective. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. None of our drug candidates have yet demonstrated long-term safety and efficacy in clinical trials. In addition, for each of our current preclinical compounds, we must demonstrate satisfactory chemistry, formulation, stability and toxicity in order to file an investigational new drug application, or IND, or a foreign equivalent, that would allow us to advance that compound into clinical trials. If our preclinical studies, current clinical trials or future clinical trials are unsuccessful, our business and reputation will be harmed and our stock price will be negatively affected.
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
     Administering any of our drug candidates or potential drug candidates that are the subject of preclinical studies to animals may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In clinical trials of ispinesib, the dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed to date were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. In a Phase I clinical trial of CK-1827452, doses that exceeded the MTD of CK-1827452 were associated with longer prolongations of systolic ejection time and larger increases in ejection fraction and fractional shortening than those that were observed with doses at or below MTD. These effects are believed to be related to a hyper-contractile state of the myocardium and excessive prolongation of the systolic ejection time. These effects were resolved promptly with discontinuance of infusions of CK-1827452. These adverse effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our reputation and business.

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
     Under our strategic alliance with GSK, as amended, GSK is currently responsible for the clinical development and regulatory approval of our drug candidate ispinesib and our potential drug candidate GSK-923295 for all cancer indications, and for our drug candidate SB-743921 for all cancer indications except non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. Other than our right to file INDs (or the foreign equivalent) for SB-743921 for these three hematologic cancer indications, GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of these drug candidates and our potential drug candidate and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities. If the FDA or other regulatory authorities approve these drug candidates, GSK will also be responsible for the marketing and sale of these drugs including, at their option, SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. Because GSK is responsible for these functions, we cannot control whether GSK will devote sufficient attention and resources to the clinical trials program or will proceed in an expeditious manner. GSK generally has discretion to elect whether to pursue the development of our drug candidates or to abandon the clinical trial programs, and may terminate our strategic alliance for any reason upon six months prior notice. These decisions are outside our control.
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
     In particular, we are aware of an issued U.S. patent and at least one pending U.S. patent application assigned to Curis, Inc., or Curis, relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. Curis has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof and/or methods of their use. We are also aware that two of the Australian applications have been allowed and two of the European applications have been granted. In Europe, Australia and elsewhere, the grant of a patent may be opposed by one or more parties. We and GSK have each opposed the granting of certain such patents to Curis in Europe and in Australia. A third party has also opposed the grant of one of Curis’ European patents. Curis or a third party may assert that the sale of ispinesib may infringe one or more of these or other patents. We believe that we have valid defenses against the Curis patents if asserted against us. However, we cannot guarantee that a court would find such defenses valid or that such oppositions would be successful. We have not attempted to obtain a license to this patent. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
     In addition, we are aware of various issued U.S. and foreign patents and pending U.S. and foreign patent applications assigned to Cellomics, Inc., or Cellomics, relating to an automated method for analyzing cells. We received a letter from Cellomics notifying us that it believes we may be practicing one or more of the Cellomics patents and offering a use license for such patents through its licensing program. Cellomics has since become a wholly owned subsidiary of Fisher Scientific International, Inc., or Fisher. In May 2006, Fisher agreed to merge with Thermo Electron Corporation to form a new entity to be called Thermo Fisher Scientific Inc., or Thermo Fisher. Cellomics, Fisher, Thermo Fisher or a third party may assert that our Cytometrix® technologies for cell analysis fall within the scope of, and thus infringe, one or more of these patents. We believe that we have persuasive defenses to such an assertion. However, we cannot guarantee that a court would find such defenses persuasive. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
     Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck & Co., Inc., or Merck, Eli Lilly and Company, or Lilly, Bristol-Myers Squibb, or BMS, and Array Biopharma Inc., or Array). Further development of these products could be impacted by these patents and result in the expenditure of significant legal fees.
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
     The development of drug candidates is complicated, and the required resources and experience that we currently have to carry out such development are limited. Currently, we generally rely on GSK and the NCI to carry out these activities for certain of our drug candidates. We do not have a partner for our cardiac myosin activator drug candidate, CK-1827452, and, if GSK elects to terminate its development efforts, we do not have an alternative partner for our current and potential cancer drug candidates. Pursuant to our Collaboration and License Agreement with GSK, we may initiate and conduct clinical trials for our drug candidate SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. For the clinical trials we conduct with SB-743921 for these hematologic cancer indications, we plan to rely on contractors for the manufacture and distribution of clinical supplies. To the extent we conduct clinical trials for a drug candidate without support from a strategic partner, as we are doing with CK-1827452 and SB-743921, we will need to develop additional skills, technical expertise and resources necessary to carry out such development efforts on our own or through the use of other third parties, such as contract research organizations, or CROs.
     If we utilize CROs, we will not have control over many aspects of their activities, and will not be able to fully control the amount or timing of resources that they devote to our programs. These third parties also may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves, and therefore may not complete their respective activities on schedule. CROs may also have relationships with our competitors and potential competitors, and may prioritize those relationships ahead of their relationships with us. Typically, we would prefer to qualify more than one vendor for each function performed outside of our control, which could be time consuming and costly. The failure of CROs to carry out development efforts on our behalf according to our requirements and FDA or other regulatory agencies’ standards and in accordance with applicable laws, or our failure to properly coordinate and manage such efforts, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited.
     If we fail to develop the additional skills, technical expertise and resources necessary to carry out the development of our drug candidates, or if we fail to effectively manage our CROs carrying out such development, the commercialization of our drug candidates will be delayed or prevented.
We have no manufacturing capacity and depend on our strategic partners or contract manufacturers to produce our clinical trial drug supplies for each of our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.
     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on GSK to manufacture, supply, store and distribute drug supplies for its ispinesib and SB-743921 clinical trials, and will rely on GSK to be responsible for such activities for the planned GSK-923295 clinical trial. For our drug candidate CK-1827452, and our drug candidate SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma, we currently rely on a limited number of contract manufacturers, and, in particular, we expect to rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. In addition, we anticipate continued reliance on a limited number of contract manufacturers. Any performance failure on the part of our existing or future contract manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.
     Our drug candidates require precise, high quality manufacturing. Our, our strategic partners’ or any contract manufacturer’s failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good manufacturing practices regulations and similar foreign laws, as well as ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies, to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards. However, we do not have control over our contract manufacturers’ compliance with these regulations and standards. If one of our contract manufacturers fails to maintain compliance, the production of our drug candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. Additionally, our contract manufacturer must pass a preapproval inspection before we can obtain marketing approval for any of our drug candidates in development.
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
     We compete with companies that are also developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cancer and cardiovascular and other diseases for which our compounds may be useful treatments. For example, if approved for marketing by the FDA, depending on the approved clinical indication, our cancer drug candidates such as ispinesib and SB-743921 could compete against existing cancer treatments such as paclitaxel, docetaxel, vincristine, vinorelbine or navelbine and potentially against other novel cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck, Lilly, Array, BMS and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, BMS, Merck, Novartis, Genentech, Inc. and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.
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
     The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates for the treatment of cancer or heart failure, including the current and proposed clinical trials for ispinesib, SB-743921 and GSK-923295 for cancer, and CK-1827452 for heart failure, and including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points;

•	delays in or discontinuation of the development of any of our drug candidates by GSK;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	delays or other developments in establishing new strategic alliances;

•	announcements concerning our strategic alliances with GSK or AstraZeneca or future strategic alliances;

•	announcements concerning clinical trials being initiated or conducted by the NCI;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry.
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
     As of July 31, 2006, our executive officers, directors and their affiliates beneficially owned or controlled approximately 31.6% percent of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq National Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2005 our internal control over financial reporting was effective, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us and our reputation and business may be harmed.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table summarizes employee stock repurchase activity for the three months ended June 30, 2006:

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
April 1 to April 30, 2006	—	—	—	—
May 1 to May 31, 2006	574	$1.20	—	—
June 1 to June 30, 2006	—	—	—	—

Total	574	$1.20	—	—

     The total number of shares repurchased represents shares of our common stock that we repurchased from employees upon termination of employment. As June 30, 2006, approximately 14,148 shares of common stock held by employees and service providers remain subject to repurchase by us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on May 25, 2006 in South San Francisco, California. Of the 35,595,682 shares of the Company’s common stock entitled to vote at the meeting, 26,570,457 shares of common stock, or 76%, of the total eligible votes to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:
     The stockholders elected James A. Spudich and Charles Homcy as Class II directors, each to serve for a three-year term until their successors are duly elected and qualified. The votes were as follows:

Name	For	Withheld
James A. Spudich	23,171,757	3,398,700
Charles Homcy	20,522,820	6,047,637
     The stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
26,550,897	15,510	4,050	—
     The stockholders approved the Amendment to the Company’s 2004 Employee Stock Purchase Plan to increase the number of shares of our common stock reserved for issuance under such plan by 1,000,000 to a new total of 1,500,000. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
21,446,001	2,141,303	7,850	2,975,303
ITEM 5. OTHER INFORMATION
     On July 19, 2006 the Compensation Committee of the Board of Directors recommended, and the Board of Directors approved, a change in the compensation paid to non-employee directors. The following is a summary of the non-employee director compensation arrangements:

Dollars ($)
Cash-based Compensation:
Annual Retainer Fee:
All non-employee directors	20,000
Chairman of the Audit Committee	10,000
Chairman of the Compensation Committee	5,000
Chairman of the Nominating and Governance Committee	5,000
Other standing members of Board Committees (1)	2,500
Board and Committee Meeting Attendance Fees:
Board meeting — personal attendance	1,500
Board meeting — telephonic attendance	1,000
Committee meeting (1) — personal attendance	1,000
Committee meeting (1) — telephonic attendance	650

Shares (#)
Equity-based Compensation:
Annual common stock option grant to all non-employee directors (2)	10,000
Initial common stock option grant to newly elected non-employee directors (3)	20,000
     On August 4, 2006 the Company entered into an agreement with Portola whereby Portola will sub-sublease approximately 2,500 square feet of office space from the Company at a monthly rate of $1.75 per square foot. The term of the agreement commences once consent has been received from the master tenant, Millenium Pharmaceuticals, Inc., and the master landlord, Brittania Pointe Grand Limited Partnership, and continues until October 31, 2006, with the option to extend on a month-to-month basis thereafter.

(1)	Includes only the standing committees of the Board of Directors, consisting of the Audit Committee, Compensation Committee and Nominating and Governance Committee.

(2)	Shares underlying option are vested in full upon the date of grant.

(3)	One-third of the shares subject to such option vest at the end of each year after the date of grant.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant. (1)

4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco. (1)

4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999. (1)

4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco. (1)

4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco. (1)

4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco. (1)

4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco. (1)

4.9	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation. (1)

4.10	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco. (1)

4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P. (1)

4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust. (1)

4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc. (1)

4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust. (1)

4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Registrant and Kingsbridge Capital Limited. (2)

4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Registrant and Kingsbridge Capital Limited. (2)

10.65*	Letter Amendment to the Collaboration Agreement, dated June 16, 2006, by and between the Company and Glaxo Group Limited, a GlaxoSmithKline company. (3)

10.66	Sublease Agreement, dated August 4, 2006, by and between the Company and Portola Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2006	CYTOKINETICS, INCORPORATED (Registrant)

/s/ James H. Sabry

James H. Sabry
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Sharon Surrey-Barbari

Sharon Surrey-Barbari
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (1)

4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Registrant and certain stockholders of the Registrant. (1)

4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Registrant and Comdisco. (1)

4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999. (1)

4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Registrant to Comdisco. (1)

4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Registrant and Comdisco. (1)

4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Registrant and Comdisco. (1)

4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Registrant to Comdisco. (1)

4.9	Master Security Agreement, dated February 2, 2001, by and between the Registrant and General Electric Capital Corporation. (1)

4.10	Cross-Collateral and Cross-Default Agreement by and between the Registrant and Comdisco. (1)

4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Bristow Investments, L.P. (1)

4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to the Laurence and Magdalena Shushan Family Trust. (1)

4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Registrant to Slough Estates USA Inc. (1)

4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Registrant to The Magnum Trust. (1)

4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Registrant and Kingsbridge Capital Limited. (2)

4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Registrant and Kingsbridge Capital Limited. (2)

10.65*	Letter Amendment to the Collaboration Agreement, dated June 16, 2006, by and between the Company and Glaxo Group Limited, a GlaxoSmithKline company. (3)

10.66	Sublease Agreement, dated August 4, 2006, by and between the Company and Portola Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.