Form 10-Q
period 2006-09-30
CYTOKINETICS INC
filed 2006-11-08
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐       No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2006: 37,832,402

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of September 30, 2006 and December 31, 2005	3
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and the period from August 5, 1997 (date of inception) to September 30, 2006	4
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, and the period from August 5, 1997 (date of inception) to September 30, 2006	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	44
Item 4. Submission of Matters to a Vote of Security Holders	44
Item 5. Other Information	44
Item 6. Exhibits	45
SIGNATURES	46
EXHIBIT INDEX	47
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005 (1)
Assets
Current assets:
Cash and cash equivalents	$48,214	$13,515
Short-term investments	40,478	62,697
Related party accounts receivable	63	576
Related party notes receivable — short-term portion	160	151
Prepaid and other current assets	2,498	1,925

Total current assets	91,413	78,864
Property and equipment, net	7,178	6,178
Related party notes receivable — long-term portion	412	451
Restricted cash	5,204	5,172
Other assets	442	796

Total assets	$104,649	$91,461

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,448	$2,352
Accrued liabilities	6,424	4,137
Related party payables and accrued liabilities	216	649
Short-term portion of equipment financing lines	3,317	2,726
Deferred revenue	—	1,400

Total current liabilities	12,405	11,264
Long-term portion of equipment financing lines	6,654	6,636

Total liabilities	19,059	17,900

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 120,000,000 shares; Issued and outstanding: 37,793,573 shares in 2006 and 29,710,895 shares in 2005	38	30
Additional paid-in capital	301,677	249,521
Deferred stock-based compensation	(1,410)	(2,452)
Accumulated other comprehensive loss	(22)	(14)
Deficit accumulated during the development stage	(214,693)	(173,524)

Total stockholders’ equity	85,560	73,561

Total liabilities and stockholders’ equity	$104,649	$91,461

(1)	The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2006	2005	2006	2005	2006
Revenues:
Research and development revenues from related party	$106	$855	$1,568	$3,759	$38,810
Research and development, grant and other revenues	—	300	4	909	2,955
License revenues from related party	—	700	1,400	2,100	14,000

Total revenues	106	1,855	2,972	6,768	55,765

Operating expenses:
Research and development (1)	12,535	9,259	36,199	29,835	217,074
General and administrative (1)	3,572	3,325	11,131	9,870	64,631

Total operating expenses	16,107	12,584	47,330	39,705	281,705

Operating loss	(16,001)	(10,729)	(44,358)	(32,937)	(225,940)
Interest and other income	1,215	756	3,572	2,156	15,278
Interest and other expense	(134)	(128)	(383)	(390)	(4,031)

Net loss	$(14,920)	$(10,101)	$(41,169)	$(31,171)	$(214,693)

Net loss per common share — basic and diluted	$(0.41)	$(0.35)	$(1.15)	$(1.09)
Weighted-average number of shares used in computing net loss per common share — basic and diluted	36,729	28,589	35,793	28,494

(1) Includes the following stock-based compensation charges:
Research and development	$703	$189	$1,937	$608	$4,786
General and administrative	508	154	1,629	483	3,333
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Nine Months Ended		(date of inception)
	September 30,	September 30,	to September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(41,169)	$(31,171)	$(214,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,221	2,319	17,454
Loss on disposal of property and equipment	1	5	343
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	41
Non-cash interest expense	69	69	312
Non-cash expense for acceleration of options	—	—	20
Non-cash forgiveness of loan to officer	2	2	148
Stock-based compensation	3,566	1,091	8,119
Changes in operating assets and liabilities:
Related party accounts receivable	511	(933)	(364)
Prepaid and other assets	(288)	724	(2,777)
Accounts payable	738	(362)	2,250
Accrued liabilities	2,184	652	6,280
Related party payables and accrued liabilities	(433)	311	216
Deferred revenue	(1,400)	(2,100)	—

Net cash used in operating activities	(33,998)	(29,393)	(182,544)

Cash flows from investing activities:
Purchases of investments	(86,875)	(56,676)	(537,033)
Proceeds from sales and maturities of investments	109,085	85,251	496,617
Purchases of property and equipment	(3,735)	(1,259)	(24,694)
Proceeds from sale of property and equipment	6	20	50
(Increase) decrease in restricted cash	(32)	1,044	(5,204)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of related party notes receivable	30	189	537

Net cash provided by (used in) investing activities	18,479	28,569	(70,873)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	94,004
Proceeds from sale of common stock to related party	—	—	7,000
Proceeds from registered direct offering, net of issuance costs	31,993	—	31,993
Proceeds from draw down of Committed Equity Financing Facility	16,957	—	22,504
Proceeds from other issuances of common stock	661	561	3,529
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	(2)	(25)	(68)
Proceeds from equipment financing lines	2,688	808	20,295
Repayment of equipment financing lines	(2,079)	(1,778)	(10,798)

Net cash provided by (used in) financing activities	50,218	(434)	301,631

Net increase (decrease) in cash and cash equivalents	34,699	(1,258)	48,214
Cash and cash equivalents, beginning of period	13,515	13,061	—

Cash and cash equivalents, end of period	$48,214	$11,803	$48,214

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
     The Company’s registration statement for its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) on April 29, 2004. The Company’s common stock commenced trading on the Nasdaq National Market on April 29, 2004 under the trading symbol “CYTK.”
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
Comprehensive Loss
     Comprehensive loss consists of net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity that are excluded from net loss. Comprehensive loss and its components for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net loss	$(14,920)	$(10,101)	$(41,169)	$(31,171)
Change in unrealized gain (loss) on investments	34	52	(9)	145

Comprehensive loss	$(14,886)	$(10,049)	$(41,178)	$(31,026)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $5.2 million at both September 30, 2006 and December 31, 2005 and was classified as restricted cash.
Stock-based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which establishes accounting for share-based payment awards made to employees and directors including employee stock options and employee stock purchases. Under the provisions of this statement, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award. The Company elected the modified prospective transition method for awards granted subsequent to April 29, 2004, the date of its IPO, and the prospective transition method for awards granted prior to its IPO. Prior periods are not revised for comparative purposes under either transition method. The following table summarizes stock-based compensation related to employee stock options and employee stock purchases under SFAS No. 123R for the three and nine months ended September 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Research and development	$703	$1,937
General and administrative	508	1,629

Stock-based compensation included in operating expenses	$1,211	$3,566
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
     The fair value of stock options and employee stock purchase plan shares was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006	September 30, 2006	September 30, 2006
Risk-free interest rate	4.84%	4.69%	4.96%	4.96%
Volatility	71%	74%	72%	72%
Expected life (in years)	6.25	6.25	1.25	1.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
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
     As of September 30, 2006, there was $8.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans, which is expected to be recognized over a weighted-average period of 2.72 years.
     The Company amortizes deferred stock-based compensation recorded prior to the adoption of SFAS No. 123R for stock options granted prior to our IPO. Fair value of these awards has been calculated at grant date using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. At September 30, 2006, the balance of deferred stock based compensation was $1.4 million. The remaining balance of deferred employee stock-based compensation will be amortized in future years as follows, assuming no cancellations of the related stock options: $0.3 million for the remainder of 2006, $0.8 million in 2007 and $0.3 million in 2008.
     Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and complied with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure: an Amendment of FASB Statement No. 123.” The following table illustrates the effects on net loss and loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards except for those options granted prior to the Company’s IPO in April 2004, which were valued for proforma disclosure purposes using the minimum value method (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(10,101)	$(31,171)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(623)	(1,505)

Adjusted net loss	$(10,724)	$(32,676)

Net loss per common share, basic and diluted:
As reported	$(0.35)	$(1.09)

Adjusted	$(0.38)	$(1.15)

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

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005
Risk-free interest rate	4.02%	4.15%	2.84%	2.84%
Volatility	80%	80%	78%	78%
Expected life (in years)	5.0	5.0	1.29	1.29
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Numerator — net loss	$(14,920)	$(10,101)	$(41,169)	$(31,171)

Denominator:
Weighted-average common shares outstanding	36,740	28,641	35,812	28,569
Less: Weighted-average shares subject to repurchase	(11)	(52)	(19)	(75)

Weighted-average shares used in computing basic and diluted net loss per common share	36,729	28,589	35,793	28,494

     The following outstanding instruments were excluded from the computation of diluted net loss per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	As of September 30,
	2006	2005
Options to purchase common stock	4,184	3,255
Common stock subject to repurchase	7	44
Shares issuable related to the ESPP	109	96
Warrants to purchase common stock	244	50

Total shares	4,544	3,445

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Nine Months Ended		(date of inception)
	September 30,	September 30,	to September 30,
	2006	2005	2006
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	$174	$28	$174
Purchases of property and equipment through trade in value of disposed property and equipment	$—	$—	$127
Penalty on restructuring of equipment financing lines	$—	$—	$475
Conversion of convertible preferred stock to common stock	$—	$—	$133,172
Note 4. Related Party Agreements
Research and Development
     In June 2006, the Company’s Collaboration and License Agreement (the “Collaboration Agreement”) with GlaxoSmithKline (“GSK”) was amended to extend the research term for an additional year to facilitate continued research activities under an updated research plan focused towards the mitotic kinesin centromere-associated protein E (“CENP-E”). Accordingly, the research term with respect to all mitotic kinesins other than CENPE-E expired in June 2006. Under this amendment, GSK will have no obligation to reimburse the Company for our full-time employee equivalents during the extension of the research term.
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
     In August 2006, the Company entered into an agreement with Portola whereby Portola sub-subleased approximately 2,500 square feet of office space from the Company at a monthly rate of $1.75 per square foot. The term of the agreement commenced on August 22, 2006 and continues until October 31, 2006, with the option to extend on a month-to-month basis thereafter. Sublease income from this agreement offsets rent expense.
Note 5. Equipment Financing Lines
     In January 2006, the existing $4.5 million equipment line of credit with GE Capital was renewed and the expiration date extended to December 31, 2006. Borrowings under the line are collateralized by associated property and equipment. In the third quarter of 2006, the Company borrowed $1.0 million under the line to finance purchases of property and equipment. In October 2006, the Company was informed by G.E. Capital that this equipment line had been reduced by approximately $0.3 million. As of September 30, 2006, additional borrowings of $0.9 million are available to the Company under this line after considering the $0.3 million reduction. In connection with the line of credit, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1 “Organization and Summary of Significant Accounting Policies — Restricted Cash”).
     In April 2006, the Company secured a second line of credit with GE Capital of up to $4.6 million to finance certain equipment until December 31, 2006. The line of credit is subject to the Master Security Agreement (the “MSA”) between the Company and GE Capital, dated February 2001 and as amended on March 24, 2005. Under the terms of the MSA, funds borrowed by the Company from GE Capital are collateralized by property and equipment of the Company purchased by such borrowed funds and other collateral as agreed to by the Company. In the third quarter of 2006, the Company borrowed $0.6 million under the line to finance purchases of property and equipment. As of September 30, 2006, additional borrowings of $3.0 million are available to the Company under this line. In connection with the line of credit, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1, “Organization and Summary of Significant Accounting Policies — Restricted Cash”).
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
     In January 2006, we received proceeds of $4.9 million from the draw down and sale of 833,537 shares of common stock pursuant to the Company’s committed equity financing facility (“CEFF”) with Kingsbridge Capital Ltd. In April 2006, the Company received proceeds of $5.6 million from the draw down and sale of 821,244 shares of common stock pursuant to our CEFF. In September 2006, the Company received proceeds of $6.4 million from the draw down and sale of 1,085,954 shares of common stock pursuant to our CEFF.
Stock Option Plans
2004 Plan
     In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”) which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock purchase rights and stock bonuses to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options, respectively. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. On an annual basis, the number of authorized shares automatically increases by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors. Options granted to existing employees generally vest monthly over a period of four years. As of September 30, 2006, 3,810,399 shares of common stock were authorized for issuance under the 2004 Plan.
1997 Plan
     In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) with respect to any 10% shareholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over four or five years (generally 25% after one year and monthly thereafter). As of September 30, 2006, the Company had reserved 1,612,829 shares of common stock for issuance related to options outstanding under the 1997 Plan and there were no shares available for future grants under the 1997 Plan.
     Activity under the two stock option plans was as follows:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share
Balance at December 31, 2004	1,165,114	2,644,779	$3.10
Increase in authorized shares	995,861	—	—
Options granted	(996,115)	996,115	7.23
Options exercised	—	(196,703)	1.48
Options forfeited	182,567	(161,958)	5.89

Balance at December 31, 2005	1,347,427	3,282,233	4.31
Options granted	(1,223,086)	1,223,086	7.04
Increase in authorized shares	1,039,881	—	—
Options exercised	—	(247,812)	0.97
Options forfeited	73,527	(73,527)	6.77
Options repurchased	1,499	—	1.20

Balance at September 30, 2006	1,239,248	4,183,980	5.26

     The options outstanding and currently exercisable by exercise price at September 30, 2006 were as follows:

	Options Outstanding			Vested and Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining Contractual	Number of	Average
Range of Exercise Price	Options	Exercise Price	Life (Years)	Options	Exercise Price
$0.20 — $1.00	378,214	$0.55	3.78	378,214	$0.55
$1.20	867,575	$1.20	6.04	772,519	$1.20
$2.00 — $6.50	632,840	$5.29	7.75	349,390	$5.27
$6.59 — $7.03	360,400	$6.67	8.75	107,152	$6.63
$7.04	524,147	$7.04	9.45	67,550	$7.04
$7.10	354,279	$7.10	8.48	138,203	$7.10
$7.15	513,400	$7.15	9.42	63,748	$7.15
$7.17 — $9.91	428,625	$9.04	8.53	194,566	$8.95
$9.95 — $10.13	119,500	$9.96	7.96	59,707	$9.96
$15.95	5,000	$15.95	7.63	3,020	$15.95

	4,183,980	$5.26	7.69	2,134,069	$3.74

     The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $4.87 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.5 million. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $7.5 million and $6.7 million, respectively. The intrinsic value is calculated as the difference between the market value as of September 30, 2006 and the exercise price of shares. The market value as of September 30, 2006 was $6.43 as reported by Nasdaq.
Employee Stock Purchase Plan
     In January 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan (the “ESPP”) which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. At September 30, 2006 the Company had 1,155,451 shares of common stock reserved for issuance under the ESPP. No shares were issued under the ESPP in the third quarter of 2006.
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
     In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain certain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB No. 20 and FASB No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the requirements of SAB No. 108 and the impact, if any, this interpretation may have on our financial statements.
     In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the financial statements.
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
Overview
     Cytokinetics, Incorporated is a biopharmaceutical company, incorporated in Delaware in 1997, focused on the treatment of cancer and cardiovascular disease. We currently have three novel small molecule drug candidates and an alternative formulation of one of our current drug candidates in clinical development and one novel small molecule potential drug candidate currently in preclinical development. We anticipate that our potential drug candidate will proceed to clinical development in 2007. Our clinical pipeline consists of two drug candidates and a potential drug candidate for the treatment of cancer and a drug candidate for the treatment of heart failure in both an intravenous and oral formulation.
     Our most advanced cancer drug candidate, ispinesib, is the subject of a broad Phase II clinical trials program being conducted by our partner GSK and the NCI that is designed to evaluate its effectiveness in multiple tumor types. Currently, GSK is conducting two Phase II clinical trials evaluating the effectiveness of ispinesib in breast cancer and ovarian cancer. GSK is collaborating with the NCI to conduct additional Phase II clinical trials in other cancer indications, and the NCI is expected to initiate an additional Phase II clinical trial this year. SB-743921, our second drug candidate for the treatment of cancer, is the subject of a Phase I/II clinical trial of SB-743921 in non-Hodgkin’s lymphoma initiated in April of 2006. GSK-923295, being evaluated as a potential third drug candidate for the treatment of cancer, is currently in preclinical development under our strategic alliance with GSK. We expect that GSK will initiate Phase I clinical trials for GSK-923295 in 2007.
     Our third drug candidate, CK-1827452, for the treatment of heart failure in an intravenous formulation, completed a Phase I clinical trial in June 2006. We plan to initiate a Phase II clinical trials program for this drug candidate by the end of 2006. In addition, in August 2006, we initiated a Phase I clinical trial evaluating the pharmacokinetic profile of CK-1827452 when administered orally to healthy volunteers.
     Since our inception in August 1997, we have incurred significant net losses. As of September 30, 2006, we had an accumulated deficit of $214.7 million. We expect to incur substantial and increasing losses for the next several years if:
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
Oncology
     In the third quarter of 2006, in connection with our strategic alliance with GSK, we continued to make progress in advancing our oncology development program for both ispinesib and SB-743921, which are both directed to the mitotic kinesin target kinesin spindle protein, or KSP.
     The oncology clinical trials program for ispinesib is a broad program that is planned to consist of nine Phase II clinical trials and eight Phase I or Ib clinical trials evaluating the use of ispinesib in a variety of both solid and hematologic cancers. We believe that the breadth of this clinical trials program is designed to determine the potential and the complexity of developing a drug candidate such as ispinesib. However, we expect this approach should help us to identify those tumor types that are the most promising for the continued development of ispinesib. Currently, ispinesib is being studied in five Phase II clinical trials evaluating the safety and efficacy of ispinesib in the treatment of cancer, with an additional Phase II clinical trial anticipated to be initiated by the end of 2006. In addition, ispinesib is currently being studied in four ongoing Phase I or Phase Ib clinical trials evaluating the safety, tolerability and pharmacokinetics of ispinesib alone or in combination with other anti-cancer therapeutics, with an additional Phase I clinical trial anticipated to be initiated by the end of 2006.
     Phase II clinical trials of ispinesib, sponsored by GSK through our strategic alliance, or by the NCI are as follows:
     Breast Cancer: GSK concluded enrollment, after enrolling 50 patients, in a two-stage, international, Phase II, open-label, monotherapy clinical trial, evaluating the safety and efficacy of ispinesib at 18mg/m2 every 21 days in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer whose disease has recurred or progressed despite treatment with anthracyclines and taxanes. The clinical trial’s primary endpoint is response rate as determined using the Response Evaluation Criteria in Solid Tumor, or RECIST criteria. We reported data from Stage 1 of this clinical trial in September 2005. Based on those data, the best overall responses, as determined using the RECIST criteria, were 3 confirmed partial responses observed among the first 33 evaluable patients. The most common adverse event was Grade 4 neutropenia. This clinical trial employs a Green-Dahlberg design, which requires the satisfaction of pre-defined efficacy criteria in Stage 1 to allow advancement to the Stage 2 of patient enrollment and treatment. In this clinical trial, ispinesib demonstrated sufficient anti-tumor activity to satisfy the pre-defined efficacy criteria required to move forward to the second stage. We anticipate additional data from Stage 2 of this clinical trial by the end of 2006.
     Ovarian Cancer: GSK has concluded enrollment and continues to treat a patient in a Phase II, open-label, monotherapy clinical trial evaluating the efficacy of ispinesib at 18mg/m2 dosed every 21 days in the second-line treatment of patients with advanced ovarian cancer previously treated with a platinum and taxane-based regimen. The primary endpoint of this clinical trial is response rate as determined by the RECIST criteria and blood serum levels of the tumor mass marker CA-125. This stage has now completed enrollment and we anticipate interim data by the end of 2006.
     Prostate Cancer: The NCI has concluded enrollment and all patients are off study drug in a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with hormone-refractory prostate cancer. This open-label monotherapy clinical trial evaluates ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined by blood serum levels of the tumor mass marker Prostate Specific Antigen. Interim data from this clinical trial are anticipated to be available by the end of 2006.
     Hepatocellular Cancer: The NCI has concluded enrollment and continues to treat patients in a Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with hepatocellular cancer. This open-label, monotherapy clinical trial evaluates ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria. Due to the continuing treatment of patients enrolled in the clinical trial with ispinesib, we are unable to anticipate when interim data from this clinical trial will be available.

     Melanoma: The NCI has concluded enrollment and treatment continues in a Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with melanoma who may have received adjuvant immunotherapy but no chemotherapy. This open-label monotherapy clinical trial evaluates ispinesib infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria. Due to continuing treatment of patients enrolled in the clinical trial with ispinesib, we are unable to anticipate when interim data from this clinical trial will be available.
     Head and Neck Cancer: In October 2006, interim data from this clinical trial were presented at the Annual Meeting of the European Society of Medical Oncology. The clinical trial was designed to evaluate the safety and efficacy of ispinesib administered at 18 mg/m2 as a one-hour intravenous infusion once every 21 days in patients with recurrent and/or metastatic head and neck squamous cell carcinoma, who had received no more than one prior chemotherapy regimen. This two-stage clinical trial was designed to require a minimum of 1 confirmed partial or complete response out of 19 evaluable patients in Stage 1 in order to proceed to Stage 2. The clinical trial’s primary endpoint was response rate as determined using RECIST criteria. A total of 21 patients were enrolled; one patient did not receive ispinesib due to disease progression prior to treatment, and another was evaluable for safety but not efficacy. At the interim analysis after Stage 1 of this clinical trial, the criteria for advancement to Stage 2 were not satisfied. The best overall response to date in this clinical trial was disease stabilization, which was observed in 5 of the 19 patients evaluable for efficacy at cycle 2. Overall, median time to disease progression was 5.9 weeks. The safety and pharmacokinetics of ispinesib in this clinical trial were evaluated in 20 of the patients enrolled in the trial. The most common grade 3 or greater adverse event was neutropenia, occurring in 55% of patients treated. Two patients died on study. One death in a patient with a grade 3 non-neutropenic infection was attributed to progressive disease; the other, in a patient with four days of grade 3-4 neutropenia, was attributed to pneumonia.
     Non-Small Cell Lung Cancer: GSK completed patient treatment in the platinum-sensitive arm of a two-arm, international, two-stage, Phase II, open-label, monotherapy clinical trial, designed originally to enroll up to 35 patients in each arm. This clinical trial was designed to evaluate the safety and efficacy of ispinesib administered at 18mg/m2 every 21 days in the second-line treatment of patients with either platinum-sensitive or platinum-refractory non-small cell lung cancer. In the platinum-sensitive treatment arm, ispinesib did not satisfy the criteria for advancement to Stage 2 in that treatment arm. This clinical trial was designed to require a minimum of one confirmed partial or complete response out of 20 evaluable patients in a treatment arm in order to proceed to Stage 2 in that treatment arm. The best overall response in the platinum-sensitive treatment arm of this clinical trial was disease stabilization observed in 10 of 20 of evaluable patients, or 50%. In the overall patient population, the median time to disease progression was 6 weeks, but in the 10 patients whose best response was stable disease, median time to progression was 17 weeks. The platinum-refractory treatment arm of this clinical trial was completed in 2005. In the platinum-refractory treatment arm of this clinical trial, the pre-defined efficacy criteria required to move forward to Stage 2 were also not met.
     Colorectal Cancer: The NCI has concluded enrollment of Stage 1 of a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with colorectal cancer. This open-label, monotherapy clinical trial contains two arms that evaluate different dosing schedules of ispinesib. In Arm A, ispinesib is infused at 7 mg/m2 on days 1, 8 and 15 of a 28-day schedule, and in Arm B ispinesib is infused at 18mg/m2 every 21 days. The primary endpoint is objective response as determined using the RECIST criteria. Data from this clinical trial were presented at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2006. The presentation concluded that ispinesib did not manifest an objective response rate on either of the two schedules evaluated in heavily pretreated colorectal cancer patients. The most common Grade 3 and 4 toxicities in Arm A included neutropenia, nausea, vomiting and fatigue. The most common Grade 3 and 4 toxicity in Arm B was neutropenia, only one of which was febrile. The presentation concluded that the weekly dosing schedule in Arm A appeared to have a more favorable tolerability profile compared to the dosing schedule in Arm B.
     In addition to these Phase II clinical trials, GSK also continued to conduct two Phase Ib clinical trials evaluating ispinesib in combination therapy. These clinical trials are both dose-escalating studies evaluating the safety, tolerability and pharmacokinetics of ispinesib, one in combination with carboplatin and the second in combination with capecitabine. Data from GSK’s Phase Ib clinical trial evaluating ispinesib in combination with carboplatin were presented at the ASCO conference in June 2006 suggesting ispinesib, on a once every 21-day schedule, has an acceptable tolerability profile and no pharmacokinetic interactions when used in combination with carboplatin. At the optimally tolerated regimen, ispinesib concentrations were not affected by carboplatin. The best response was a partial response at cycle 2 in one patient with breast cancer; a total of 13 patients, or 46%, had a best response of stable disease with durations ranging from 3 to 9 months. All patients are now off treatment. Additional data from this Phase Ib clinical trial evaluating ispinesib in combination with carboplatin are anticipated in the first half of 2007. In 2005, we and GSK presented data from the two Phase Ib combination clinical trials suggesting ispinesib had an acceptable tolerability profile and no pharmacokinetic interactions in patients with advanced solid tumors when used in combination with capecitabine or docetaxel. Additional data from GSK’s Phase Ib clinical trial evaluating ispinesib in combination with capecitabine are planned to be presented in November 2006 at the EORTC-NCI-AACR International Meeting in Prague, Czech Republic.

     The NCI also continues to treat patients in two Phase I clinical trials designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib on an alternative dosing schedule. One clinical trial is enrolling patients with advanced solid tumors who have failed to respond to all standard therapies, and the second clinical trial is enrolling patients with acute leukemia, chronic myelogenous leukemia, or advanced myelodysplastic syndromes. Data from the Phase I clinical trial evaluating an alternative dosing schedule in patients with advanced solid tumors were presented at the ASCO Meeting in June 2006 indicating the most common Grade 3 and 4 toxicities at doses ranging between 4mg/m2 and 8mg/m2 were neutropenia and at some doses leukopenia. As a result, 6 mg/m2 was further evaluated as the potential maximum tolerated dose, or MTD. In this clinical trial, stable disease was reported in two patients with renal cell carcinoma and a minor response was noted in one patient with bladder cancer.
     In addition, the NCI is planning on initiating the following open-label, monotherapy, Phase II and Phase I clinical trials of ispinesib:
     Renal Cell Cancer: The NCI is planning on initiating a Phase II clinical trial evaluating ispinesib in the treatment of patients with renal cell cancer by the end of 2006.
     Pediatric Solid Tumors: The NCI is planning on initiating a Phase I clinical trial evaluating ispinesib in the treatment of pediatric patients with solid tumors by the end of 2006.
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
     GSK has completed, and all patients are off study drug in a dose-escalating Phase I clinical trial evaluating the safety, tolerability and pharmacokinetics of SB-743921 in advanced cancer patients. Data from this clinical trial were presented at the ASCO Meeting in June 2006. The primary objectives of this clinical trial were to determine the dose limiting toxicities, or DLTs, and to establish the MTD of SB-743921 administered intravenously on a once every 21-day schedule; secondary objectives included assessment of the safety and tolerability of SB-743921, characterization of the pharmacokinetics of SB-743921 on this schedule and a preliminary assessment of its antitumor activity. The recommended Phase II dose of SB-743921 on the 21-day schedule is 4mg/m2, although dosing did reach 8mg/m2. The observed toxicities at the recommended Phase II dose were manageable. DLTs in this clinical trial consisted predominantly of neutropenia and elevations in hepatic enzymes and bilirubin. Disease stabilization, ranging from 9 to 45 weeks, was observed in seven patients. One patient with cholangiocarcinoma had a confirmed partial response at the MTD at cycle 10.
     We continue to enroll patients in a Phase I/II clinical trial of SB-743921 in patients with non-Hodgkin’s lymphoma, or NHL, in connection with an expanded development program for SB-743921 under the amendment to our Collaboration and License Agreement with GSK. This Phase I/II clinical trial is an open-label, non-randomized clinical trial designed to investigate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of SB-743921 administered as a one-hour infusion on days 1 and 15 of a 28-day schedule, first without and then with the administration of granulocyte colony stimulating factor, and then to assess the potential efficacy of the MTD, of SB-743921 in patients with NHL. Phase I data from this clinical trial are anticipated to be available in 2007. The clinical trials program for SB-743921 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until the program is successfully completed, regulatory approval is achieved, and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when or if this may occur.
     In June 2006, we executed an amendment to our Collaboration and License Agreement with GSK whereby the research term was extended for an additional year to facilitate continued research activities under an updated research plan focused on a second mitotic kinesin and novel cancer target, centromere-associated protein E, or CENP-E. The research term under the Collaboration and License Agreement with respect to all mitotic kinesins other than CENP-E expired in June 2006. Under the 2006 amendment, GSK will have no obligation to reimburse us for full-time employee equivalents during the extension of the research term. We anticipate that GSK will file a regulatory filing for GSK-923295 in early 2007 and begin clinical trials in 2007.

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
     In 2005, we selected a drug candidate, CK-1827452, a novel cardiac myosin activator for the treatment of heart failure, for further development in our cardiovascular program and initiated a Phase I clinical trial designed as a double-blind, randomized, placebo-controlled, dose-escalation clinical trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of CK-1827452 administered intravenously to normal healthy volunteers. In September 2006, at the Heart Failure Society of America Meeting, we announced data from a first-in-humans Phase I clinical trial evaluating intravenous CK-1827452. This clinical trial was conducted to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of a six-hour infusion of CK-1827452 in healthy volunteers. In this Phase I clinical trial, the MTD was determined to be 0.5 mg/kg/hr for the six-hour infusion in healthy volunteers. At this dose, the six-hour infusion of CK-1827452 produced a mean increase in left ventricular ejection fraction of 6.8 absolute percentage points as compared to placebo (p<0.0001). At the same dose, CK-1827452 also produced a mean increase in fractional shortening of 9.2 absolute percentage points versus placebo (p<0.0001). These increases in indices of left ventricular function were associated with a mean prolongation of systolic ejection time of 84 milliseconds (p<.0.0001). These mean changes in ejection fraction, fractional shortening and ejection time were dose-proportional across the range of doses evaluated in this clinical trial, which were also characterized by linear, dose-proportional pharmacokinetics. At the MTD, CK-1827452 was well-tolerated when compared to placebo. The adverse effects at dose levels exceeding the MTD were associated with longer prolongations of systolic ejection time and larger increases in ejection fraction and fractional shortening than those that were observed with doses at or below the MTD. The corresponding adverse effects at the higher dose levels in humans appear similar to the adverse findings observed in the preclinical safety studies which occurred at similar plasma concentrations. These effects are believed to be related to an excess of the intended pharmacologic effect, resulting in excessive prolongation of the systolic ejection time, and resolved promptly with discontinuation of the infusions of CK-1827452. We intend to initiate Phase II clinical trials for this drug candidate in patients with heart failure by the end of 2006.
     In 2005, we also selected CK-1827452 as a potential drug candidate for the treatment of patients with chronic heart failure via oral administration. In August 2006, we initiated a Phase I clinical trial evaluating the pharmacokinetic profile of CK-1827452 when administered orally to healthy volunteers. Pharmacokinetic data from the recently completed Phase I clinical trial of the intravenous formulation of CK-1827452 in healthy volunteers suggests that the half-life of CK-1827452 may be sufficient to support development of an oral dosing formulation. Data from this Phase I clinical trial are anticipated by the end of 2006.
     As with our drug candidates in our other programs, the compounds in our cardiovascular program, including our new drug candidate, are at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any of them. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our cardiovascular program of approximately $4.0 million and $13.8 million for the three and nine months ended September 30, 2006, respectively, and $2.8 million and $11.7 million for the three and nine months ended September 30, 2005. We anticipate that our expenditures relating to research and development of compounds in our cardiovascular program will increase significantly as we advance CK-1827452 through clinical development.
Development Risks
     The successful development of all of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of any of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including, but not limited to:
•	the uncertainty of the timing of the initiation and completion of patient enrollment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses and subsequent release of our clinical trial data after such trials have been initiated and completed;

•	the uncertainty of clinical trial results;

•	the uncertainty of obtaining U.S. Food and Drug Administration, or FDA, or other foreign regulatory agency approval required for new therapies;

•	the possibility of delays in the development, optimization and scale-up of manufacturing processes or testing and release for either the active pharmaceutical ingredient or formulated products in our cardiovascular program; and

•	the uncertainty related to the development of a safe, scaleable process for the manufacture of products of appropriate quality to support development and commercialization.

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
Funding
     To date, we have funded our operations primarily through the sale of equity securities, non-equity payments from GSK and AstraZeneca, equipment financings, interest on investments and government grants. We have received net proceeds from the sale of equity securities of $267.6 million from August 5, 1997, the date of our inception, through September 30, 2006, excluding sales of equity to GSK. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004 and proceeds from our registered direct offering in January 2006 of $32.0 million. In 2001, under our strategic alliance with GSK, GSK made a $14.0 million upfront cash payment as well as an initial $14.0 million equity investment. In April 2004, GSK purchased 538,461 shares of our common stock at $13.00 per share immediately prior to the closing of our initial public offering for a total price of $7.0 million. GSK also made a $3.0 million equity investment in us in 2003. GSK also reimbursed certain of our full time equivalents, or FTEs, through the end of the initial five-year research term of the strategic alliance, and has committed to make additional payments upon the achievement of certain precommercialization milestones. Cumulatively as of September 30, 2006, we received $31.9 million in FTE and other expense reimbursements and $7.0 million in milestone payments from GSK. The research term of our Collaboration and License Agreement with AstraZeneca expired in December 2005, and we formally terminated that agreement in August 2006. Cumulatively as of September 30, 2006, we received $20.3 million under equipment financing arrangements. Interest income earned on investments, excluding amortization and accretion on investments, in the third quarter and the first nine months of 2006 was $0.7 million and $2.1 million, respectively, and in the third quarter and first nine months of 2005 was $0.9 million and $3.0 million, respectively.
     In June 2006, the five-year research term of our strategic alliance with GSK was extended for an additional year under an updated research plan focused only on CENP-E. The research term with respect to all mitotic kinesins other than CENP-E expired on June 19, 2006. GSK is not obligated to reimburse us for research FTEs during this one year extension. GSK has agreed to fund worldwide development and commercialization of drug candidates that arise from our strategic alliance and for which GSK elects to continue in development, other than the funding for development and commercialization of SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. We will earn royalties from sales of any resulting drugs. We retain product-by-product options to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording co-promotion rights in North America. If we exercise our co-promotion option, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities. GSK has the right to terminate the Collaboration and License Agreement on six months notice at any time. If GSK abandons one or more of ispinesib, SB-743921 and GSK-923295, it would delay or prevent us from commercializing such current or potential drug candidates, and would delay or prevent our ability to generate revenues. In such event, or if GSK abandons development of any drug candidate prior to regulatory approval, we would have to undertake and fund the clinical development of our drug candidates or commercialization of our drugs, seek a new partner for clinical development or commercialization, or curtail or abandon the clinical development or commercialization programs.
     In October 2005, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital during the next three years. Subject to certain conditions and limitations, from time to time under the CEFF, at our election, Kingsbridge will purchase newly-issued shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. The minimum acceptable volume weighted average price for determining the purchase price at which our stock may be sold in any pricing period is determined by the greater of $3.50 or 85% of the closing price for our common stock on the day prior to the commencement of the pricing period. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 244,000 shares of our common stock at a price of $9.13 per share, which represents a premium over the closing price of our common stock on the date we entered into the CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. The CEFF also required us to file a resale registration statement with respect to the resale of shares issued pursuant to the CEFF and underlying the warrant within 60 days of entering into the CEFF, and to use commercially reasonable efforts to have such registration statement declared effective by the Securities and Exchange Commission within 180 days of our entry into the CEFF. Our Registration Statement on Form S-3 filed in connection with the CEFF was declared effective on December 2, 2005 (SEC File No. 333-129786). Under the terms of the CEFF, the maximum number of shares we may sell is 5,703,488 (exclusive of the shares underlying the warrant) which, under the rules of the National Association of Securities Dealers, Inc., is approximately the maximum number of shares we may sell to Kingsbridge without approval of our stockholders. This limitation may further limit the amount of proceeds we are able to obtain from the CEFF. We are not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. In January 2006, we received proceeds of $4.9 million from the draw down and sale of 833,537 shares of common stock to Kingsbridge. In April 2006, we received proceeds of $5.6 million from the draw down and sale of 821,244 shares of common stock to Kingsbridge. In September 2006, we received proceeds of $6.4 million from the draw down and sale of 1,085,954 shares of common stock pursuant to our CEFF.
     In January 2006, we sold 5,000,000 shares of our common stock pursuant to a take down from our shelf Registration Statement on Form S-3 (SEC File No. 333-125786) to certain institutional investors at a price of $6.60 per share, for gross offering proceeds of $33.0 million and net offering proceeds of approximately $32.0 million.
Revenues
     Our current revenue sources are limited, and we do not expect to generate any direct revenue from product sales for several years. We have recognized revenues from our strategic alliance with GSK for contract research activities, which we recorded as related expenses were incurred.
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
Research and Development
     We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses relating to our strategic alliance with GSK consist primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. At this time, GSK funds the majority of the costs related to the clinical development of ispinesib. Under our 2005 amendment to the Collaboration and License Agreement with GSK, we have committed to fund certain development activities for SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma. We have the option to co-fund certain later-stage development activities for ispinesib and GSK-923295. This commitment and the potential exercise of any of our co-funding options will result in a significant increase research and development expenses. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. We expect to incur research and development expenses to conduct preclinical studies and clinical trials for CK-1827452 and other of our cardiac myosin activator compounds for the treatment of heart failure and in connection with our early research programs in other diseases, as well as the continued refinement of our PUMAtm system and development of our Cytometrix® technologies and our other existing and future drug discovery technologies. From our inception through September 30, 2006, we incurred costs of approximately $53.3 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $77.3 million for our cardiac contractility program, $44.0 million for our proprietary technologies and $42.5 million for all other programs.
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
Stock Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation related to employee stock options and employee stock purchases under SFAS No. 123R for the three and nine months ended September 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Research and development	$703	$1,937
General and administrative	508	1,629

Stock-based compensation included in operating expenses	$1,211	$3,566
     As of September 30, 2006, there was $8.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.72 years. In addition, we continue to amortize deferred stock-based compensation recorded prior to adoption of SFAS No. 123R for stock options granted prior to the initial public offering. At September 30, 2006, the balance of deferred stock based compensation was $1.4 million. We expect the remaining balance of deferred employee stock-based compensation of $1.4 million as of September 30, 2006 to be amortized in future years as follows, assuming no cancellations of the related stock options: $0.3 million in the remainder of 2006, $0.8 million in 2007 and $0.3 million in 2008.
Interest and Other Income and Expense
     Interest and other income and expense consist primarily of interest income and interest expense. Interest income is generated primarily from investment of our cash, cash equivalents and investments. Interest expense generally relates to the borrowings under our equipment financing lines.
Results of Operations
Revenues
     We recorded total revenues of $0.1 million and $3.0 million in the third quarter and first nine months of 2006, respectively, compared with total revenues of $1.9 million and $6.8 million in the third quarter and first nine months of 2005, respectively. The decrease in revenues for the third quarter and nine months ended September 30, 2006, compared to the same periods in 2005, was primarily due to reductions in license fee, FTE and patent reimbursement revenue from GSK of approximately $1.5 million and $2.9 million, respectively, and a reduction in collaboration revenue from AstraZeneca of approximately $0.3 million and $0.9 million, respectively. The research term of our Collaboration and License Agreement with AstraZeneca expired in December 2005, and we formally terminated that agreement in August 2006.
     Research and development revenues from a related party refers to revenues from our strategic partner, GSK, which is also a stockholder of the Company. Research and development revenues from GSK were approximately $0.1 million and $1.6 million in the third quarter and first nine months of 2006, respectively, and $0.9 million and $3.8 million in the third quarter and first nine months of 2005, respectively. The decrease in the third quarter of 2006, compared with 2005, was primarily due to a $0.7 million decrease in

FTE reimbursements and a $0.1 million decrease in patent expense reimbursements by GSK. The decrease in the first nine months of 2006, compared with 2005, was primarily due to a $1.7 million decrease in FTE reimbursements and a $0.5 million decrease in patent expense reimbursements by GSK. Prior to the June 2006 amendment to our Collaboration and License Agreement with GSK, the FTE reimbursement level was determined annually by GSK and us, in accordance with the annual research plan and contractually predefined minimum FTE support levels. In June 2006, the five-year research term of our strategic alliance with GSK was extended for an additional year under an updated research plan focused only on CENP-E without corresponding FTE reimbursement.
     License revenues from related party represents license revenue from our strategic alliance with GSK. License revenue were zero and $1.4 million in the third quarter and first nine months of 2006, respectively, compared with license revenues of $0.7 million and $2.1 million in the third quarter and first nine months of 2005, respectively. The license revenue was amortized on a straight line basis over the initial five-year research term, which ended June 30, 2006.
Research and Development Expenses
     Research and development expenses were $12.5 million and $36.2 million in the third quarter and first nine months of 2006, respectively, compared to $9.3 million and $29.8 million in the third quarter and first nine months of 2005, respectively. The increases in spending in the third quarter and first nine months of 2006 as compared to the same periods of 2005 were primarily due to the manufacture of clinical supply and other clinical outsourcing costs as we advanced our drug candidates for the treatment of cardiovascular disease and cancer through clinical trials, along with increased laboratory expenses and expenses related to compensation and benefits, including charges for stock-based compensation.
     From a program perspective, the increases in spending in the third quarter and first nine months of 2006, compared to the same periods in 2005, were primarily due to higher expenditures related to the advancement of our cardiac contractility program of approximately $1.2 million and $2.1 million, respectively, and early research programs of approximately $2.5 million and $6.7 million, respectively. The increases were slightly offset by decreased spending on mitotic kinesin inhibitors in the third quarter and first nine months of 2006 of approximately $0.4 million and $1.3 million, respectively, and proprietary technologies of approximately $0.1 million and $1.1 million, respectively.
     Research and development expenses incurred related to the following programs (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Mitotic kinesin inhibitors	$1.7	$2.1	$4.9	$6.2
Cardiac contractility	4.0	2.8	13.8	11.7
Proprietary technologies	1.5	1.6	3.9	5.0
All other research programs	5.3	2.8	13.6	6.9

Total research and development expenses	$12.5	$9.3	$36.2	$29.8

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
General and Administrative Expenses
     General and administrative expenses increased to $3.6 million and $11.1 million in the third quarter and first nine months of 2006, respectively compared with $3.3 million and $9.9 million for the third quarter and first nine months of 2005, respectively. The increases in spending in the third quarter and first nine months of 2006 as compared to the same periods of 2005 were primarily due to higher compensation and benefits expenses, including charges for stock-based compensation, which were partially offset by lower legal fees.
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
Interest and Other Income and Expense
     Interest and other income was $1.2 million and $3.6 million, respectively, for the third quarter and first nine months of 2006, compared with $0.8 million and $2.2 million in the third quarter and first nine months of 2005, respectively. The increases in the third quarter and first nine months of 2006 over the comparable periods in 2005 were attributable to higher interest yields resulting from higher market interest rates earned on our invested cash.
     Interest and other expense in the third quarter and first nine months of 2006 and 2005 were $0.1 million and $0.4 million, respectively. Interest and other expense in each of these periods primarily consisted of interest expense on our equipment financing line of credit.
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
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through September 30, 2006, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $88.7 million at September 30, 2006 compared with $76.2 million at December 31, 2005. The increase primarily represents proceeds from the issuance of common stock related to our registered direct offering in January 2006 and to a lesser extent the draw downs under our CEFF with Kingsbridge, partly offset by the use of proceeds from investment maturities to fund operations.
     Net cash used in operating activities in the first nine months of 2006 was $34.0 million and was primarily due to a net loss of $41.2 million. This compares with net cash used in operating activities of $29.4 million, and a net loss of $31.2 million, in the first nine months of 2005.
     Net cash provided by investing activities was $18.5 million in the first nine months of 2006 and represented primarily the proceeds from the sales and maturities of investments, net of purchase of investments. Restricted cash totaled $5.2 million at September 30, 2006 and December 31, 2005.
     Net cash provided by financing activities of $50.2 million in the first nine months of 2006 represented proceeds from the issuance and sale of common stock. In January 2006, we sold 5,000,000 shares of our common stock to certain institutional investors at a price of $6.60 per share, for gross offering proceeds of $33.0 million and net offering proceeds of approximately $32.0 million. In the first nine months of 2006, we received proceeds of $17.0 million from the draw down and sale of 2,740,735 shares of common stock to Kingsbridge.
     In January 2006, the existing $4.5 million equipment line of credit with General Electric Capital Corporation, or GE Capital, was renewed and the expiration date extended to December 31, 2006. We have made $1.1 million in additional borrowings under the line in the first nine months of 2006. In October 2006, we were informed by G.E. Capital that the equipment line had been reduced by approximately $0.3 million. As of September 30, 2006, additional borrowings of $0.9 million are available to us under the line after considering the $0.3 million reduction. In April 2006, we secured a second line of credit with GE Capital of up to $4.6 million to finance certain equipment until December 31, 2006. We have made $1.6 million in additional borrowings under the line in the first nine months of 2006. As of September 30, 2006, additional borrowings of $3.0 million are available to us under the line. Both equipment lines are subject to the Master Security Agreement, or MSA, between us and GE Capital, dated February 2001 as amended on March 24, 2005. Under the terms of the MSA, funds borrowed by us from GE Capital are collateralized by our property and equipment purchased by such borrowed funds and other collateral as agreed to by us. In connection with each line of credit, we are obligated to maintain a certificate of deposit with the lender.
     As of September 30, 2006, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases	$2,705	$5,644	$5,536	$3,719	$17,604
Equipment financing line	3,317	5,265	1,377	12	9,971

Total	$6,022	$10,909	$6,913	$3,731	$27,575

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
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	GSK’s decisions with regard to continued funding of research and development of our cancer drug candidates;

•	our level of funding for other current or future drug candidates, including CK-1827452 for the treatment of heart failure;

•	our level of funding for SB-743921 for the treatment of non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma;

•	our options to co-fund the development of ispinesib and GSK-923295;

•	our level of co-funding for the development of SB-743921 for cancer indications other than Hodgkin’s lymphoma, non-Hodgkin’s lymphoma and multiple myeloma;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	expanding and advancing our research programs;

•	hiring of additional employees and consultants;

•	expanding our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.
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
Off-balance Sheet Arrangements
     As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
     We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy to the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Ispinesib, our most advanced drug candidate for the treatment of cancer, SB-743921, our second drug candidate for the treatment of cancer, and CK-1827452 in both intravenous and oral formulations, our drug candidates for the treatment of heart failure, are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any other drug candidate in preclinical testing or clinical development will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.
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
     Administering any of our drug candidates or potential drug candidates that are the subject of preclinical studies to animals may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. In clinical trials of ispinesib, the dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In a Phase I clinical trial of CK-1827452, doses that exceeded the MTD of CK-1827452 were associated with increases in heart rate and declines in blood pressure. These adverse effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our reputation and business.
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
•	delays in obtaining regulatory or other approvals to commence and conduct a clinical trial;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment, including as a result of the introduction of alternative therapies or drugs by others;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial material;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
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
     Our two cancer drug candidates being developed by GSK act through inhibition of KSP, a member of a class of cytoskeletal proteins that regulate cell division called mitotic kinesins. Because these drug candidates have similar mechanisms of action, GSK may elect to proceed with the development of only one such drug candidate. If GSK were to elect to proceed with the development of SB-743921 in lieu of ispinesib, because SB-743921 is at an earlier stage of clinical development than ispinesib, the approval, if any, of a new drug application, or NDA, with respect to a drug candidate from our cancer program would be delayed. In particular, if the initial clinical results of some of our early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of one or both drug candidates or certain of the ongoing clinical trials for drug candidates, even though the actual number of patients that have been treated is relatively small. Furthermore, GSK may elect to terminate one or more clinical trials for ispinesib at any time for some or all indications, including indications which GSK previously determined to advance to the next stage of patient enrollment, such as the ongoing breast cancer clinical trial, even though such clinical trial may not yet have been completed and regardless of clinical activity that may have been demonstrated.
     If GSK abandons one or more of ispinesib, SB-743921 and GSK-923295, it would result in a delay in or prevent us from commercializing such current or potential drug candidates, and would delay or prevent our ability to generate revenues. Disputes may arise between us and GSK, which may delay or cause the termination of any clinical trials program, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of our current and potential drug candidates does not progress for these or any other reasons, we would not receive further milestone payments from GSK. Even if the FDA or other regulatory agencies approve one or more of our drug candidates, GSK may elect not to proceed with the commercialization of such drugs, or may elect to pursue commercialization of one drug but not others, and these decisions are outside our control. In such event, or if GSK abandons development of any drug candidate prior to regulatory approval, we would have to undertake and fund the clinical development of our drug candidates or commercialization of our drugs, seek a new partner for clinical development or commercialization, or curtail or abandon the clinical development or commercialization programs. If we were unable to do so on acceptable terms, or at all, our business would be harmed, and the price of our common stock would be negatively affected.
If we fail to enter into and maintain successful strategic alliances for certain of our drug candidates, we may have to reduce or delay our drug candidate development or increase our expenditures.
     Our strategy for developing, manufacturing and commercializing certain of our drug candidates currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. We have formed a strategic alliance with GSK with respect to ispinesib, SB-743921, GSK-923295 and certain other research activities. However, we may not be able to negotiate additional strategic alliances on acceptable terms, if at all, and GSK may terminate our existing strategic alliance. If we are not able to maintain our existing strategic alliances or establish and maintain additional strategic alliances, we may have to limit the size or scope of, or delay, one or more of our drug development programs or research programs or undertake and fund these programs ourselves. If we elect to increase our expenditures to fund drug development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all.
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
     In particular, we are aware of an issued U.S. patent and at least one pending U.S. patent application assigned to Curis, Inc., or Curis, relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. Curis has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof and/or methods of their use. We are also aware that two of the Australian applications have been allowed and two of the European applications have been granted. In Europe, Australia and elsewhere, the grant of a patent may be opposed by one or more parties. We have opposed the granting of certain such patents to Curis in Europe and in Australia. A third party has also opposed the grant of one of Curis’ European patents. Curis or a third party may assert that the sale of ispinesib may infringe one or more of these or other patents. We believe that we have valid defenses against the Curis patents if asserted against us. However, we cannot guarantee that a court would find such defenses valid or that such oppositions would be successful. We have not attempted to obtain a license to this patent. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
     Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck & Co., Inc., or Merck, Eli Lilly and Company, or Lilly, Bristol-Myers Squibb, or BMS, Array Biopharma Inc., or Array, and ArQule, Inc., or ArQule). Further development of these products could be impacted by these patents and result in the expenditure of significant legal fees.
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
     The discovery, development and commercialization of new drugs for the treatment of a wide array of diseases is costly. As a result, to the extent we elect to fund the development of a drug candidate or the commercialization of a drug at our expense, we will need to raise additional capital to:
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
     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we currently rely on GSK to manufacture, supply, store and distribute drug supplies for its ispinesib and SB-743921 clinical trials, and will rely on GSK to be responsible for such activities for the planned GSK-923295 clinical trial. For our drug candidate CK-1827452, and our drug candidate SB-743921 for non-Hodgkin’s lymphoma, Hodgkin’s lymphoma and multiple myeloma, we currently rely on a limited number of contract manufacturers, and, in particular, we expect to rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. In addition, we anticipate continued reliance on a limited number of contract manufacturers. If any of our existing or future contract manufacturers fail to perform as agreed, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.
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
We may not be able to successfully scale-up manufacture of our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing resulting approved drugs, if any.
     To date, our drug candidates have been manufactured in small quantities for preclinical studies and early-stage clinical trials. In order to conduct larger scale or late-stage clinical trials for a drug candidate and for the resulting drug if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. Significant scale-up of manufacturing may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during such scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development, regulatory approval or commercial launch of that drug candidate may be delayed or there may be a shortage in supply, which could significantly harm our business.
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
     To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues will suffer, we will incur significant additional losses and the price of our common stock will decrease.
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

     Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly James H. Sabry, M.D., Ph.D., our Chief Executive Officer, Robert I. Blum, our President, Andrew A. Wolff, M.D., F.A.C.C., our Senior Vice President, Clinical Research and Chief Medical Officer, Sharon A. Surrey-Barbari, our Senior Vice President, Finance and Chief Financial Officer, David J. Morgans, Ph.D., our Senior Vice President of Preclinical Research and Development, Jay K. Trautman, Ph.D., our Vice President of Research, and David W. Cragg, our Vice President of Human Resources. The employment of these individuals and our other personnel is terminable at will with short or no notice. We carry key person life insurance on James H. Sabry. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.
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
     We compete with companies that are also developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cancer and cardiovascular and other diseases for which our compounds may be useful treatments. For example, if approved for marketing by the FDA, depending on the approved clinical indication, our cancer drug candidates such as ispinesib and SB-743921 could compete against existing cancer treatments such as paclitaxel, docetaxel, vincristine, vinorelbine or navelbine and potentially against other novel cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck, Lilly, Array, BMS, ArQule and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, BMS, Merck, Novartis, Genentech, Inc. and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.
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
     Our competitors may:
•	develop drug candidates and market drugs that are less expensive or more effective than our future drugs;

•	commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates;

•	hold or obtain proprietary rights that could prevent us from commercializing our products;

•	initiate or withstand substantial price competition more successfully than we can;

•	more successfully recruit skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances;

•	take advantage of acquisition or other opportunities more readily than we can;

•	develop drug candidates and market drugs that increase the levels of safety or efficacy or alter other drug candidate profile aspects that our drug candidates will need to show in order to obtain regulatory approval; or

•	introduce therapies or market drugs that render the market opportunity for our potential drugs obsolete.
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
     The use of our drug candidates in clinical trials may result in adverse effects. We currently maintain product liability insurance. We cannot predict all the possible harms or adverse effects that may result from our clinical trials. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage.
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
     As of October 31, 2006, our executive officers, directors and their affiliates beneficially owned or controlled approximately 30.4% percent of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) The following table summarizes employee stock repurchase activity for the three months ended September 30, 2006:

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
July 1 to July 31, 2006	—	—	—	—
August 1 to August 31, 2006	—	—	—	—
September 1 to September 30, 2006	925	$1.20	—	—

Total	925	$1.20	—	—

     The total number of shares repurchased represents shares of our common stock that we repurchased from employees upon termination of employment. As September 30, 2006, approximately 6,709 shares of common stock held by employees and service providers remain subject to repurchase by us.

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

Dated: November 8, 2006	CYTOKINETICS, INCORPORATED (Registrant)
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