Form 10-K
period 2006-12-31
CYTOKINETICS INC
filed 2007-03-12
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50633
CYTOKINETICS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-3291317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Robert I. Blum
President and Chief Executive Officer
280 East Grand Avenue
South San Francisco, CA 94080
(650) 624-3000
(Address, including zip code, or registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $230.3 million computed by reference to the last sales price of $6.29 as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2006. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 28, 2007 was 46,812,029 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K
Year Ended December 31, 2006

PART I

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	the initiation, progress, timing, scope and anticipated date of completion of clinical trials and development for our drug candidates and potential drug candidates by ourselves, GlaxoSmithKline, or GSK, or the National Cancer Institute, or NCI, including the expected timing of initiation of various clinical trials for our drug candidates and potential drug candidates, the anticipated dates of data becoming available or being announced from various clinical trials and the anticipated timing of regulatory filings;

•	our plans or ability to develop drug candidates, such as CK-1827452, ispinesib or SB-743921, or commercialize drugs with or without a partner, including our intention to develop clinical development and sales and marketing capabilities;

•	the potential benefits of our drug candidates and potential drug candidates;

•	the utility of the clinical trials programs for our drug candidates, including, but not limited to, our drug candidates for the treatment of each of heart failure and cancer;

•	issuance of shares of our common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge;

•	receipt of milestone payments, royalties and other funds from our partners under strategic alliances, such as with Amgen Inc., or Amgen, and GSK;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen and GSK;

•	increasing losses, costs, expenses and expenditures;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	the scope and size of research and development efforts and programs;

•	our ability to protect our intellectual property and avoid infringing the intellectual property rights of others;

•	potential competitors and competitive products;

•	anticipated operating losses, capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	expected future sources of revenue and capital;

•	our plans to obtain limited product liability insurance;

•	our plans for strategic alliances;

•	increasing the number of our employees and recruiting additional key personnel; and

•	expected future amortization of employee stock-based compensation.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates, including decisions by the NCI to postpone or discontinue research and/or development efforts for ispinesib, or by GSK to postpone or discontinue research and/or development efforts relating to CENP-E;

•	difficulties or delays in patient enrollment for our clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials);

•	the receipt of funds by us under our strategic alliances, including those funds dependent upon Amgen’s exercise of its option with respect to CK-1827452 and GSK’s exercise of its option with respect to either or both of ispinesib and SB-743921;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to obtain additional financing if necessary;

•	our ability to maintain the effectiveness of current public information under our registration statement permitting resale of securities to be issued to Kingsbridge by us under, and in connection with, the CEFF;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.

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

Overview

Cytokinetics, Incorporated is a biopharmaceutical company, incorporated in Delaware in 1997, focused on developing small molecule therapeutics for the treatment of cardiovascular diseases and cancer. Our development efforts are directed to advancing multiple drug candidates through clinical trials to demonstrate proof-of-concept in humans in two significant markets: heart failure and cancer. Our drug development pipeline consists of a drug candidate for the treatment of heart failure, being developed in both an intravenous and oral formulation, and two drug candidates and a potential drug candidate for the treatment of cancer. Our drug candidates and potential drug candidates are all novel small molecules that arose from our internal research programs and are directed toward the biology of the cytoskeleton. We believe our understanding of the cytoskeleton has enabled us to discover novel and potentially safer and more effective therapeutics.

CK-1827452, our drug candidate for the treatment of heart failure, is an activator of cardiac myosin, a cytoskeletal protein in the heart muscle. In 2006, we conducted a Phase I clinical trial with CK-1827452 designed to evaluate its safety, tolerability, pharmacokinetics and pharmacodynamic profile when administered intravenously in healthy volunteers. We also conducted a Phase I oral bioavailability study of CK-1827452 in healthy volunteers in the fourth quarter of 2006. Based on the data from both of these clinical trials, we plan on initiating a clinical trials program for this drug candidate in patients with heart failure in early 2007. This clinical trials program is planned to be comprised of Phase I and Phase II trials designed to evaluate the safety and efficacy of CK-1827452 in a diversity of patients, including those with stable heart failure, ischemic cardiomyopathy, impaired renal function and acutely decompensated heart failure, and in patients with chronic heart failure at increased risk for death and hospital admission for heart failure. These trials are planned to evaluate the safety and efficacy of CK-1827452, in both intravenous and oral formulations, for the potential treatment of heart failure across the continuum of patient care, in both hospital and outpatient settings. CK-1827452 is being developed in connection with a strategic alliance that we established with Amgen in December 2006, pursuant to which Amgen obtained an option to participate in the future development and commercialization of CK-1827452. This option is exercisable during a defined period which is dependent upon the satisfaction of certain conditions, including CK-1827452 being developed to meet pre-defined criteria in Phase IIa clinical trials.

Our oncology development program includes our drug candidates ispinesib and SB-743921 and our potential drug candidate GSK-923295, all of which are being developed in connection with our strategic alliance with GSK established in 2001. This strategic alliance is focused on novel small molecule therapeutics targeting a family of cytoskeletal proteins known as mitotic kinesins for applications in the treatment of cancer. Ispinesib, our most advanced cancer drug candidate, is an inhibitor of kinesin spindle protein, or KSP. Ispinesib has been the subject of a broad Phase II clinical trials program under the sponsorship of GSK, and the NCI, designed to evaluate its effectiveness in multiple tumor types. We have reported Phase II clinical trial data from this program in metastatic breast, non-small cell lung, colorectal and head and neck cancer. To date, we have only seen clinical activity in metastatic breast and non-small cell lung cancers. Based on this data, we plan on conducting a focused development program for ispinesib, at our own expense, specifically designed to supplement the broad series of Phase I and Phase II clinical trials sponsored by GSK that demonstrated clinical activity in the treatment of patients with metastatic breast cancer. In addition, ispinesib has shown an acceptable tolerability profile when used in combination with certain standard chemotherapeutics. SB-743921 is our second drug candidate that inhibits KSP and is currently being studied, at our own expense, in a Phase I/II clinical trial evaluating its safety and tolerability in patients with non-Hodgkin’s lymphoma. GSK-923295 is the third drug candidate to emerge from this strategic alliance and is an inhibitor of a different mitotic kinesin, centromere associated protein E, or CENP-E. GSK-923295 is currently in preclinical development by GSK. We expect that GSK will initiate Phase I clinical trials for GSK-923295 in 2007. Cytokinetics and GSK are also conducting collaborative research activities directed to inhibitors of CENP-E, including GSK-923295. Pursuant to a November 2006 amendment to our collaboration and license agreement, GSK obtained an option to resume development and commercialization of either or both of ispinesib and SB-743921, exercisable during a defined period.

In both heart failure and cancer, we intend to conduct proof-of-concept clinical testing of our drug candidates throughout 2007 and 2008 to inform potential advancement of these drug candidates into late-stage registration clinical trials, as well as to potentially satisfy the conditions that define the periods in which Amgen can exercise its option with respect to CK-1827452 and GSK can exercise its option with respect to either or both of ispinesib and SB-743921.

All of our drug candidates and potential drug candidates were discovered by leveraging our drug discovery expertise focused on the cytoskeleton. We believe that our knowledge of the cytoskeleton has enabled us to discover novel and potentially safer and more effective classes of drugs directed at the treatment of cardiovascular diseases, cancer and other diseases. We have developed a cell biology driven approach and proprietary technologies to evaluate the function of many interacting proteins in the complex environment of the intact human cell. We expect to continue to identify additional potential drug candidates that may be suitable for clinical development.

The following chart shows the status of our preclinical and clinical programs as of February 28, 2007. Each clinical trial indicated in the chart should be viewed in conjunction with its respective “Status”:

*	All CK-1827452 trials sponsored by Cytokinetics.

(1)	Sponsored by GSK

(2)	Sponsored by the NCI

(3)	Sponsored by Cytokinetics

In addition to the above preclinical and clinical programs, we have other research programs that we believe may contribute to our development pipeline over time.

We selectively seek partners and strategic alliances that enable us to maintain financial and operational flexibility while retaining significant economic and commercial rights to our drug candidates. For example, in December 2006, we entered into a collaboration and license agreement with Amgen under which we will be conducting research with activators of cardiac myosin in order to identify potential treatments for patients with heart failure. Pursuant to that agreement, we granted Amgen an option for the joint development and commercialization of CK-1827452, world-wide except Japan. The option is exercisable at Amgen’s election during a defined period, the ending of which is dependent upon the satisfaction of certain conditions, including CK-1827452 being developed to meet pre-defined criteria in Phase IIa clinical trials. In 2001, we entered into a collaboration and license agreement with GSK to conduct research and development activities focused towards the potential treatment of cancer through the inhibition of mitotic kinesins. Our drug candidates ispinesib and SB-743921 and our potential drug candidate GSK-923295 arose from that strategic alliance. Ispinesib has been the subject of a broad clinical trials program conducted by both GSK and the NCI under the strategic alliance. Pursuant to a November 2006 amendment to that agreement, we assumed responsibility for the costs and activities of the continued development of ispinesib and SB-743921 and GSK has an option to resume the development and commercialization of ispinesib and SB-743921, exercisable at GSK’s election during a defined period. Cytokinetics and GSK continue to conduct collaborative research activities directed to CENP-E and GSK continues to develop GSK-923295. In each of our strategic alliances with Amgen and GSK, we retain the right to elect to co-fund development of drug candidates by our partners, which would provide us with enhanced royalties on the resulting drugs and the right to co-promote such drugs.

We may develop commercial capabilities to address markets characterized by severe illnesses, large patient populations and concentrated customer groups. For example, should CK-1827452 or any compounds from our cardiovascular program be approved for the treatment of heart failure, we intend to develop the sales and marketing capabilities necessary to support their commercialization in North America. Similarly, should any of ispinesib, SB-743921 or GSK-923295 be approved for the treatment of cancer, we intend to establish sales and marketing capabilities to support the commercialization of one or more of them in North America. In markets for which customer groups are not concentrated, we intend to seek strategic alliances for the development of our drug candidates and potential drug candidates and the commercialization of the resulting drugs, if any, while retaining significant financial interests.

Our drug discovery platform is based on our advanced understanding of the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. We believe the cytoskeleton is one of a few biological areas with broad potential for drug discovery and development and has been scientifically and commercially validated in a wide variety of human diseases. For example, the cardiac sarcomere, a cytoskeletal structure in the cardiac muscle cell, plays a fundamental role in cardiac contraction. Heart failure is a syndrome often caused by impaired cardiac contractility. We have discovered and are developing small molecules that are designed to activate the cardiac sarcomere and to cause an increase in cardiac contractility as a potential new way to manage heart failure. The cytoskeleton also plays a fundamental role in cell proliferation, and cancer is a disease of unregulated cell proliferation. Hence, small molecule inhibitors of these cytoskeletal proteins may prevent cancer cells from proliferating. We are also conducting research with respect to compounds that may modulate other cytoskeletal proteins that may have utility in other disease areas. We have developed proprietary technologies, such as our PUMAtm system and our Cytometrix® technologies, which enable us to efficiently focus our efforts towards those compounds directed at novel cytoskeletal protein targets that are more likely to yield attractive drug candidates.

Our Corporate Strategy

Our goal is to become a fully-integrated biopharmaceutical company focused on discovering, developing and commercializing novel drugs to treat cardiovascular diseases, cancer and other diseases. We intend to achieve this goal by:

Continuing to focus our drug discovery and development efforts on two core areas: cardiovascular diseases and oncology.

We have initially focused our drug discovery and development efforts on cardiovascular diseases and oncology as these represent large commercial markets with unmet medical needs. Our focus on the cytoskeleton has yielded first-generation drug candidates in these therapeutic areas and has validated the cytoskeleton as a target for our drug discovery efforts. Our drug discovery and development programs are directed to potential next-generation pharmaceuticals that may offer additional opportunities in these therapeutic areas and also address potential liabilities of existing first-generation approaches.

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

Because the cytoskeleton plays a fundamental role in many related diseases, we have an opportunity in those diseases to conduct extensive Phase II clinical trials programs for our drug candidates across multiple related disease areas and patient populations. We believe that by pursuing this approach we increase the probability of these drug candidates achieving success in clinical trials and may maximize the commercial potential of these programs.

Establishing select strategic alliances to support our drug development programs while preserving significant development and commercial rights.

We intend to enter selectively into strategic alliances to support our drug discovery and development programs or technologies, to obtain financial support and to leverage the therapeutic area expertise and development and commercialization resources of our partners to potentially accelerate the development and commercialization of our drug candidates. Where appropriate, we plan to maintain certain rights in joint development of drug candidates and commercialization of potential drugs arising from our alliances so we can build our internal clinical development and sales and marketing capabilities while also maintaining a significant share of the potential revenues for any products arising from each alliance.

Building development and commercialization capabilities directed at large concentrated markets.

We focus our drug discovery and development efforts on large commercial market opportunities in concentrated customer segments, such as heart failure and cancer. By focusing on concentrated markets, we believe that a company at our stage of development can compete effectively within these markets against larger, more established companies with greater financial resources. For each opportunity focused on these markets, we intend to develop clinical development and sales and marketing capabilities in order to become a fully-integrated biopharmaceutical company that can develop and commercialize drugs that arise from our research and development programs.

Leveraging our cytoskeletal expertise, cell biology driven approach and proprietary technologies to increase the speed, efficiency and yield of our drug discovery and development processes.

We have focused our drug discovery activities on the cytoskeleton because its role in disease has been scientifically and commercially validated. We believe that our unique understanding of the cytoskeleton will enable us to discover and potentially develop drug candidates with novel mechanisms of action and which may avoid or reduce certain limitations of current drugs. We believe that there are few, if any, other companies that have focused specifically on the cytoskeleton.

Because the cytoskeleton has been validated for pharmaceutical applications in a wide array of human diseases, we intend to pursue drug discovery programs across a number of therapeutic areas and we believe we can leverage research and development investments made for a program directed at one therapeutic area to programs directed at other therapeutic areas. This may facilitate our building a diverse pipeline of drug candidates in a cost-effective fashion.

We believe that our innovative cell biology driven research approach and proprietary technologies, including our PUMAtm system and Cytometrix® technologies, enhance the speed, efficiency and yield of the discovery and, potentially, the development process. We believe we can identify and focus on the most promising compounds earlier in the drug discovery process. We do this by quickly and efficiently eliminating those compounds that lack the desired efficacy or exhibit potential toxicities. As a result, we may save time and discovery and development resources and reduce the occurrence of later-stage failures. This early intervention and screening may result in a higher yield of drug candidates with a greater chance of clinical success.

Cardiovascular Disease Program

Our cardiovascular disease program is focused towards the discovery and development of small molecule cardiac myosin activators in order to create next-generation treatments to potentially treat acute and chronic heart failure. This program is based on the hypothesis that activators of cardiac myosin may improve heart function by increasing cardiac contractility without triggering the common adverse clinical effects associated with current pharmacological attempts to increase left ventricular systolic function in heart failure patients. Existing drugs that seek to improve cardiac cell contractility typically increase the concentration of intracellular calcium, which indirectly activates cardiac myosin, but also has been linked to potentially life-threatening side effects. In contrast, targeted cardiac myosin activators have been shown to work by a novel mechanism that directly stimulates the activity of the cardiac myosin motor protein without increasing the concentration of intracellular calcium, thereby potentially reducing or avoiding the associated side effects. In animal models, our potential drug candidates from this program improved cardiac contractility without the adverse effects on heart rate or rhythm, blood pressure and oxygen consumption often exhibited by existing drugs that work by increasing intracellular calcium.

CK-1827452 is our first drug candidate to arise from this program, and is being developed in connection with our collaboration with Amgen established in December 2006. In September 2006, we announced data from the first-in-humans Phase I clinical trial of CK-1827452 evaluating the safety, tolerability, pharmacokinetics and pharmacodynamic profile of a six-hour infusion of CK-1827452 administered intravenously to healthy volunteers. At the maximum tolerated dose, or MTD, as compared to placebo, CK-1827452 produced statistically significant mean increases in left ventricular ejection fraction and fractional shortening, which were associated with a statistically significant mean prolongation of systolic ejection time. These mean changes in ejection fraction, fractional shortening and ejection time were concentration-dependent and CK-1827452 exhibited generally linear, dose-proportional pharmacokinetics across the range of doses studied. At the MTD and below, CK-1827452 was well-tolerated in healthy volunteers when compared to placebo. The adverse effects at intolerable doses in humans appeared similar to the adverse findings observed in the preclinical safety studies which occurred at similar plasma concentrations. These effects are believed to be related to an excess of the intended pharmacologic effect and resolved promptly when the infusions were discontinued. These results are consistent with preclinical studies of CK-1827452 and our other cardiac myosin activators in normal dogs; however, further clinical trials are necessary to determine whether similar results will also be seen in patients with heart failure. Pharmacokinetic data from this clinical trial suggested that the half-life of CK-1827452 was sufficient to support development of an oral dosing formulation. In December 2006, we announced results from a Phase I oral bioavailability study of CK-1827452 in healthy volunteers. We believe that this data supports our current efforts to develop a modified release oral formulation of CK-1827452 to enable late-stage clinical development of a dosing schedule that may be suitable for the treatment of patients with chronic heart failure. We plan on initiating a Phase IIa clinical trial of CK-1827452 in heart failure patients in early 2007 as part of a clinical trials program. This program is expected to be comprised of Phase I and Phase II trials designed to evaluate the safety and efficacy of CK-1827452 in a diversity of patients, including those with stable heart failure, ischemic cardiomyopathy, impaired renal function and acutely decompensated heart failure, and patients with chronic heart failure at increased risk for death and hospital admission for heart failure. Our goal is to develop CK-1827452 so it can be used across the continuum of care in heart failure, both in the hospital setting as an intravenous formulation for acutely decompensated heart failure, transitioning to the oral formulation before hospital discharge, and in the outpatient setting as an oral formulation for chronic heart failure.

Market Opportunity.  Heart failure is a widespread and debilitating syndrome affecting approximately five million people in the United States alone. The high and rapidly growing prevalence of heart failure translates into significant hospitalization rates and associated healthcare costs. The number of hospital discharges in the United States identified with a primary diagnosis of heart failure rose from 550,000 in 1989 to over 1 million in 2004. Heart failure is one of the most common primary discharge diagnoses identified in hospitalized patients over the age of 65 in the United States. The annual costs of heart failure in the United States are estimated to be $29.6 billion, including $19.3 billion for inpatient care. According to industry reports, the U.S. market for heart failure drugs was approximately $1.3 billion in 2004. Despite currently available therapies, readmission rates for patients remain as high as 42% within one year of hospital discharge and mortality rates are approximately 60% over the five year period following a diagnosis of acute heart failure. The limited effectiveness of current therapies points to the need for next-generation therapeutics that may offer improved efficacy without increased adverse events.

Existing drugs that improve cardiac contractility, including milrinone, dobutamine and digoxin, treat heart failure in part by improving the contraction of cardiac cells, leading to an improvement in overall cardiac contractility. These drugs affect a complex cascade of cellular proteins, eventually resulting in an increase in intracellular calcium and a subsequent increase in cardiac cell contractility. However, activation of this cascade and the elevation of intracellular calcium levels may also impact other cardiac functions, producing unwanted and potentially life-threatening side effects, such as cardiac ischemia from increased oxygen demand and cardiac arrhythmias. Cardiac ischemia is a condition in which oxygen delivery to the heart is insufficient to meet the demand and is frequently observed in heart failure patients with ischemic cardiomyopathy due to atherosclerotic obstruction of blood vessels. Cardiac arrhythmias are irregularities in the frequency of the heart beat, to which heart failure patients are particularly susceptible even in the absence of drugs that may predispose to their occurrence. In addition, these existing drugs can cause vasodilation via their effects to relax vascular smooth muscle leading to increases in heart rate and decreases in blood pressure, which can complicate their use in this patient population. Therefore, although existing drugs that increase contractility may be effective in treating the symptoms of heart failure, they can increase heart failure patient morbidity and mortality.

Our Approach.  We believe that the direct activation of cardiac myosin is a more specific mechanism by which to improve cardiac cell contractility. Cardiac myosin is the cytoskeletal protein in the cardiac cell that is directly responsible for converting chemical energy into the mechanical force that results in contraction. Cardiac muscle cell contractility is driven by the cardiac sarcomere, the fundamental unit of muscle contraction in the heart. The cardiac sarcomere is a highly ordered cytoskeletal structure composed of cardiac myosin, actin and a set of regulatory proteins. We believe that our cardiac myosin activators, such as CK-1827452, work through a novel mechanism of action that enables the modulation of cardiac cell contraction without increasing intracellular calcium levels or interfering with other unrelated cardiac muscle and vascular smooth muscle functions. Based on animal data and early stage clinical data in healthy volunteers, we believe that these compounds may effectively improve cardiac contractility and cardiac output for the treatment of heart failure patients without adversely impacting heart rate or blood pressure and with only minimally effects on cardiac energy consumption. However, preclinical data on these compounds and clinical data on CK-1827452 in healthy volunteers may not be predictive of clinical results or adverse events in patients with heart failure. We are now conducting initial clinical testing with CK-1827452 in heart failure patients to determine whether it is safe and effective.

We believe that our drug candidate CK-1827452 and other compounds from our cardiovascular program could be an improvement over existing heart failure drugs. Potential advantages of our cardiac myosin activators may include:

•	Safety profile. Our Phase I clinical trial of CK-1827452 administered intravenously to healthy volunteers indicated that, at the MTD, CK-1827452 enhanced cardiac pumping function, as evidenced by statistically significant increases in ejection fraction and fractional shortening and systolic ejection time, without significantly increasing heart rate or causing cardiac arrhythmias. At intolerable doses, adverse effects appeared similar to the adverse findings observed in the preclinical safety studies which occurred at similar plasma concentrations. These effects at intolerable doses are believed to be related to an excess of the intended pharmacologic effect and resolved promptly when administration of CK-1827452 ceased. These results are consistent with preclinical studies of CK-1827452 and our other cardiac myosin activators.

•	Cardiac efficiency. Our preclinical studies in animals with heart failure indicate that CK-1827452 and other compounds from this program enhance cardiac output, which is the volume of blood pumped into circulation by the heart per minute, and may improve cardiac efficiency, as measured by the ratio of cardiac work divided by cardiac oxygen consumption, where cardiac work is the product of cardiac output and blood pressure.

Development Program

CK-1827452 (intravenous)

Clinical data for CK-1827452 were presented at the Heart Failure Society of America Meeting in September 2006. The maximum tolerated dose, or MTD, was 0.5 mg/kg/hr for this regimen. At this dose, the six-hour infusion of CK-1827452 produced statistically significant mean increases in left ventricular ejection fraction and fractional shortening of 6.8 and 9.2 absolute percentage points, respectively, as compared to placebo. These increases in indices of left ventricular function were associated with a mean prolongation of systolic ejection time of 84 milliseconds, which was also statistically significant. These mean changes in ejection fraction, fractional shortening and ejection time were concentration-dependent and CK-1827452 exhibited generally linear, dose-proportional pharmacokinetics across the range of doses studied. At the MTD, CK-1827452 was well-tolerated when compared to placebo. The adverse effects at the dose levels exceeding the MTD in humans appeared similar to the adverse findings observed in the preclinical safety studies which occurred at similar plasma concentrations. These effects are believed to be related to an excess of the intended pharmacologic effect, resulting in excessive prolongation of the systolic ejection time, and resolved promptly with discontinuation of the infusions of CK-1827452. The Phase I clinical trial activity of CK-1827452 is consistent with results from preclinical models that evaluated CK-1827452 in normal dogs; however, further clinical trials are necessary to determine whether similar results will also be seen in patients with heart failure. We anticipate initiating a Phase II clinical trials program in early 2007 expected to be comprised of at least two Phase IIa clinical trials in stable heart failure patients. We also anticipate initiating additional Phase I clinical trials in special patient populations in 2007.

CK-1827452 (oral)

In December 2006, we announced results from a Phase I oral bioavailability study of CK-1827452 in healthy volunteers. We believe that this data supports our current efforts to develop a modified release oral formulation of CK-1827452 to enable late-stage clinical development of a dosing schedule that may be suitable for the treatment of patients with chronic heart failure. This study was designed as an open-label, four-way crossover study in ten healthy volunteers designed to investigate the absolute bioavailability of two oral formulations (liquid and immediate-release solid formulations) of CK-1827452 versus an intravenous dose. In addition, the effect of taking the immediate-release solid formulation in a fed versus fasted state on CK-1827452’s relative bioavailability was also assessed. Volunteers were administered CK-1827452 at 0.125mg/kg under each of four different conditions in random order: (i) a reference intravenous infusion at a constant rate over one hour, (ii) a liquid solution taken orally in a fasted state, (iii) an immediate-release solid formulation taken orally in a fasted state, and (iv) an immediate-release solid formulation taken orally following consumption of a standard, high-fat breakfast. Pharmacokinetic data from this study demonstrated oral bioavailability of approximately 100% for each of the three conditions of oral administration. The median time to maximum plasma concentrations after dosing was 0.5 hours for the liquid solution taken orally, 1 hour for the immediate-release solid formulation taken in a fasted state, and 3 hours for the immediate-release solid formulation taken after eating. The rapid and essentially complete oral absorption observed between subjects suggests that predictable plasma levels can be achieved with chronic oral dosing in patients with heart failure.

Development Plan.

Our current development plan for CK-1827452 is to conduct a clinical trials program comprised of Phase I and Phase II trials designed to evaluate the safety and efficacy of CK-1827452 in a diversity of patients, including those with stable heart failure, ischemic cardiomyopathy, impaired renal function and, acutely decompensated heart failure, and patients with chronic heart failure at increased risk for death and hospital admission for heart failure. As part of this program, we plan on initiating a Phase IIa clinical trial of CK-1827452 in patients with stable heart failure in early 2007. This clinical trial is a multi-center, double-blind, randomized, placebo-controlled, dose-escalation study designed to evaluate the safety, tolerability, pharmacodynamic and pharmacokinetic profile of an intravenous formulation of CK-1827452 in patients with stable heart failure. This clinical trial is planned to consist of at least five cohorts of eight patients with stable heart failure. The first three of these cohorts will each undergo four treatment periods; patients will receive three escalating active doses of CK-1827452 administered intravenously and one placebo treatment which will be randomized into the dose escalation sequence. Patients in the fourth and fifth cohorts are planned to receive only a single dose level of CK-1827452. In each cohort, patients will receive a one-hour loading infusion to rapidly achieve a target plasma concentration of CK-1827452, followed by a slower infusion intended to maintain that plasma concentration. These maintenance infusions are planned to be one hour in duration in the first two cohorts, and 23 hours in duration in the last three cohorts.

Our Phase IIa clinical trials are intended to be designed to allow us to enroll a broad and representative population of heart failure patients in our planned Phase IIb and Phase III clinical trials. We plan to evaluate patient populations with conditions that commonly complicate the treatment of heart failure, such as ischemic cardiomyopathy and renal impairment, before moving on to treating hospitalized patients with acutely decompensated heart failure and outpatients with chronic heart failure at increased risk of death or hospitalization for heart failure. These clinical trials are planned to evaluate the safety and efficacy of CK-1827452, in both intravenous and oral formulations, for the potential treatment of heart failure across the continuum of care, in both hospital and outpatient settings.

Amgen Strategic Alliance.  In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure. In addition, the agreement granted Amgen an option to participate in future development and commercialization of CK-1827452 world-wide, except Japan. Under the agreement, in January 2007 Amgen will make an upfront cash payment of $42.0 million and an equity investment of approximately $33.0 million, which includes a premium of $6.9 million on the sale of equity. Cytokinetics and Amgen will perform joint research activities under the agreement focused on identifying and characterizing activators of cardiac myosin as back-up and follow-on potential drug candidates to CK-1827452. During the initial two-year research term, in addition to performing research at our own expense under the agreement, we will continue to conduct all development activities for CK-1827452, at our own expense, subject to Amgen’s option and according to an agreed development plan. Amgen’s option is exercisable at Amgen’s election during a defined period which is dependent upon the satisfaction of certain conditions, including CK-1827452 being developed to meet pre-defined criteria in Phase IIa clinical trials. To exercise its option, Amgen would pay a non-refundable exercise fee of $50.0 million and thereafter would be responsible for development and commercialization of CK-1827452 and related compounds, at its expense, subject to certain development and commercial participation rights of Cytokinetics. We may also be eligible under the agreement to receive pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on CK-1827452 and other potential products arising from research under the collaboration, as well as royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be allowed to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense. If Amgen elects not to exercise its option on CK-1827452, we may then independently proceed to develop CK-1827452 and the research collaboration would terminate.

Commercialization.  If regulatory approval is received, we expect to develop capabilities to market and sell our heart failure drugs, including products containing CK-1827452, in North America. Because acute heart failure patients are largely treated in teaching and community-based hospitals that can be addressed by a specialized sales force, developing our commercial capabilities to address such treatment centers is consistent with our corporate strategy of focusing on large markets accessible by concentrated commercial efforts.

Oncology Program

Our other major development program is focused on cancer, a disease of unregulated cell proliferation. Each of our cancer drug candidates, ispinesib and SB-743921 is a structurally distinct small molecule that interferes with cell proliferation and promotes cancer cell death by specifically inhibiting KSP. KSP is a mitotic kinesin that acts early in the process of cell division, or mitosis, during cell proliferation and is responsible for the formation of a functional mitotic spindle. Our potential drug candidate for cancer, GSK-923295, is directed against a second mitotic kinesin, CENP-E. We initially discovered, characterized and optimized the various chemical series that led to ispinesib, SB-743921 and GSK-923295 in our research laboratories. They are now being developed in connection with our strategic alliance with GSK.

Ispinesib has been the subject of a broad Phase II clinical trials program conducted by GSK and the NCI designed to evaluate its efficacy against multiple tumor types. We believe that data from this ongoing clinical trials program has yielded a greater understanding of this drug candidate’s clinical potential. We have reported Phase II clinical trial data from this program in metastatic breast, non-small cell lung, colorectal and head and neck cancer. To date, clinical activity for ispinesib has been observed only in non-small cell lung cancer and breast cancer, with the more robust clinical activity with ispinesib observed in a Phase II clinical trial evaluating ispinesib in the treatment of metastatic breast cancer patients that had failed treatment with taxanes and anthracyclines. We intend to conduct a focused development program for ispinesib, at our expense, in the treatment of patients with breast cancer, and to initiate a Phase I/II monotherapy clinical trial evaluating ispinesib in the first-line treatment of patients with locally advanced or metastatic breast cancer in the first half of 2007. In April 2006, we initiated a Phase I/II clinical trial evaluating the safety, tolerability, pharmacokinetic and pharmacodynamic profile of SB-743921 in patients with non-Hodgkin’s lymphoma. GSK is preparing a regulatory filing, and plans to initiate a Phase I clinical trial for GSK-923295 in 2007. We are also researching other compounds for the potential treatment of cancer.

Market Opportunity.  Each year over 1.4 million new patients are diagnosed with primary malignant solid tumors or hematological cancers in the United States. Five common cancer types: non-small cell lung, breast, ovarian, prostate and colorectal cancers, represent over 50% of all new cases of cancer in the United States each year and account for more than 50% of all cancer deaths in the United States. Annually, over half a million people die from cancer. The prognosis for some types of cancer is more severe, such as non-small cell lung, where the ratio of cancer-related deaths to newly diagnosed cases per year is approximately 75%.

The current market for cancer drugs in the United States is estimated to be approximately $12.6 billion. Within this market, we estimate that sales of drugs that inhibit mitosis, or anti-mitotic drugs, such as taxanes, most notably paclitaxel from Bristol-Myers Squibb, or BMS, and docetaxel from Sanofi-Aventis Pharmaceuticals Inc., comprise a large portion, approximately 33%, of the commercial market for cancer drugs. Sales in the United States from the taxanes alone have been estimated to be approximately $3.4 billion in 2004.

Since their introduction over 30 years ago, anti-mitotic drugs have advanced the treatment of cancer and are commonly used for the treatment of several tumor types. However, these drugs have demonstrated no treatment benefit against certain tumor types. In addition, these drugs target tubulin, a cytoskeletal protein that is essential not only to cell proliferation but also to other important cellular functions, potentially resulting in side effects. The inhibition of these other cellular functions produces dose-limiting toxicities such as peripheral neuropathy, an impairment of the peripheral nervous system. Neuropathies result when these drugs interfere with the dynamics of microtubule filaments that are responsible for the long-distance transport of important cellular components within nerve cells.

Our Approach.  Mitotic kinesins form a diverse family of cytoskeletal proteins that, like tubulin, facilitate the mechanical processes required for mitosis and cell proliferation. We have pharmaceutically characterized each of the 14 human mitotic kinesins that function in the pathway that enables mitosis. The first mitotic kinesin in this pathway, and the one upon which we have focused a majority of our research and development efforts in this program, is KSP. Our drug candidates ispinesib and SB-743921 are KSP inhibitors. More recently, we have engaged in research on a second mitotic kinesin, CENP-E. Our potential drug candidate GSK-923295 is a CENP-E inhibitor. We believe that drugs inhibiting KSP, CENP-E and other mitotic kinesins represent the next generation of anti-mitotic cancer drugs. Mitotic kinesins are essential to mitosis and, unlike tubulin, appear to have no role in unrelated cellular functions and are expressed only in proliferating cells. We believe drugs that inhibit KSP, CENP-E and other mitotic kinesins may arrest mitosis and cell proliferation without significantly impacting unrelated, normal cellular functions, avoiding many of the toxicities commonly experienced by patients treated with existing anti-mitotic cancer drugs, and potentially overcoming cancer resistance mechanisms commonly seen with other marketed anti-mitotic drugs.

We believe our small molecule inhibitors of KSP and CENP-E are highly potent and specific. By inhibiting KSP, a cell cannot undertake the early steps of mitosis, the separation of the two poles of the mitotic spindle, which can result in cell death. In preclinical research, ispinesib and SB-743921, both KSP inhibitors, caused shrinkage of tumor size or reduction in tumor growth rates in more than ten different animal models. These preclinical models reveal favorable results for our drug candidates in comparison to existing drugs such as irinotecan, topotecan, gemcitabine, paclitaxel, vinblastine and cyclophosphamide. Based on our preclinical and early clinical data, we believe that some tumor types may be more responsive to our KSP inhibitors. Alternatively, by inhibiting CENP-E, the dividing cell cannot proceed through the later stages of mitosis. These cells may then undergo cell death. In preclinical animal models of human cancer, GSK-923295 causes significant reductions in tumor size when administered as monotherapy.

We have identified, characterized and optimized several distinct structural classes of KSP and CENP-E inhibitors. We have also characterized several other mitotic kinesin inhibitors that may be researched further for their therapeutic potential. We believe that our cancer drug candidates may be safer and, in certain tumor types, more effective than current anti-mitotic drugs.

Preclinical testing of ispinesib, SB-743921 and GSK-923295 and Phase I clinical trials of ispinesib and SB-743921 indicate that these compounds may have fewer toxicities than may existing cancer drugs. Preclinical studies indicate that the primary toxicities are temporary, limited to gastrointestinal side effects and a reduction in bone marrow function. In Phase I and Phase II clinical trials of ispinesib and Phase I clinical trials of SB-743921, the major dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell. We observed limited or no evidence of drug-related toxicities to the nervous system, heart, lung, kidney or liver. We believe that this safety profile could enable higher dosing of ispinesib and SB-743921 and potentially increase the therapeutic value of our two KSP inhibitors relative to other anti-mitotic drugs.

Preclinical testing also indicates that ispinesib, SB-743921 and GSK-923295 each cause tumor regression in the form of partial response, complete response or tumor growth inhibition in a variety of tumor types. This is consistent with the important role that mitotic kinesins play in cell proliferation in all tumor types. To date, we have observed clinical activity with ispinesib in metastatic breast and non-small cell lung cancer. In addition, preclinical data on ispinesib indicate that it may have an additive effect when combined with existing chemotherapeutic agents. SB-743921 has certain distinct characteristics from ispinesib that suggest that it may have utility in the treatment of hematologic cancers such as non-Hodgkin’s lymphoma.

Development Program.  In 2006, we continued our oncology development program for ispinesib, SB-743921 and GSK-923295. Our most advanced drug candidate, ispinesib, continues to be tested in multiple clinical trials. In April 2006, we initiated a Phase I/II clinical trial of SB-743921 in NHL. GSK-923295 is currently in preclinical development by GSK. We expect that GSK will initiate a Phase I clinical trial for GSK-923295 in 2007. We expect to announce data from multiple Phase II ispinesib clinical trials throughout 2007.

In addition, in 2006, we announced two amendments to our collaboration and license agreement with GSK. In June 2006, we extended the five-year research term of the strategic alliance for an additional year to continue joint research activities directed to CENP-E. Under a November 2006 amendment, Cytokinetics assumed responsibility for the costs and activities of the continued development of ispinesib and SB-743921, subject to GSK’s option to resume responsibility for some or all development and commercialization activities associated with each of these drug candidates.

Ispinesib

Ispinesib, our lead oncology drug candidate, is a novel small molecule designed to inhibit cell proliferation and promote cancer cell death by specifically disrupting the function of KSP. The clinical trials program for ispinesib conducted by GSK, in collaboration with the NCI, has been a broad program comprised of nine Phase II clinical trials and eight Phase I or Ib clinical trials evaluating the use of ispinesib in a variety of both solid and hematologic cancers. We believe that the breadth of this clinical trials program takes into consideration the potential and the complexity of developing a drug candidate such as ispinesib, and should help us to identify those tumor types that are the most promising for the continued development of ispinesib. To date, clinical activity for ispinesib has been observed only in non-small cell lung cancer and metastatic breast cancer, with the more robust clinical activity observed in metastatic breast cancer patients.

Phase II clinical trials of ispinesib, sponsored by GSK through our strategic alliance, or by the NCI are as follows:

Breast Cancer:  GSK concluded enrollment, after enrolling 50 patients, in a two-stage, international, Phase II, open-label, monotherapy clinical trial, evaluating the safety and efficacy of ispinesib in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer whose disease has recurred or progressed despite treatment with anthracyclines and taxanes. The clinical trial’s primary endpoint was objective response as determined using the Response Evaluation Criteria in Solid Tumor, or RECIST criteria. The best overall responses, as determined using the RECIST criteria, were 3 confirmed partial responses observed among the first 33 evaluable patients. The most common adverse event was Grade 4 neutropenia. This clinical trial employed a Green-Dahlberg design, which requires the satisfaction of pre-defined efficacy criteria in Stage 1 to allow advancement to Stage 2 of patient enrollment and treatment. In this clinical trial, ispinesib demonstrated sufficient anti-tumor activity to satisfy the pre-defined efficacy criteria required to move forward to the second stage. We anticipate additional data from Stage 2 of this clinical trial in the first half of 2007.

Ovarian Cancer:  GSK has concluded enrollment and continues to treat a patient in a Phase II, open-label, monotherapy clinical trial evaluating the efficacy of ispinesib in the second-line treatment of patients with advanced ovarian cancer previously treated with a platinum and taxane-based regimen. The primary endpoint of this clinical trial is objective response as determined using the RECIST criteria and blood serum levels of the tumor mass marker CA-125. We anticipate interim data to be available in the first half of 2007.

Renal Cell Cancer:  In 2006, the NCI initiated an open label Phase II clinical trial designed to evaluate the safety and efficacy of ispinesib as a second-line treatment in 18-35 patients with renal cell cancer. The primary endpoint of this clinical trial is objective response as determined using the RECIST criteria. We anticipate data to be available from Stage 1 of this clinical trial in 2007.

Prostate Cancer:  The NCI has concluded enrollment and all patients are off study drug in a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with hormone-refractory prostate cancer. The primary endpoint is objective response as determined by blood serum levels of the tumor mass marker Prostate Specific Antigen. We anticipate interim data from this clinical trial to be available in the first half of 2007.

Hepatocellular Cancer:  The NCI has concluded enrollment and all patients are off study drug in an open label Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with hepatocellular cancer. The primary endpoint is objective response as determined using the RECIST criteria. We anticipate data from Stage 1 of this clinical trial to be available in the first half of 2007.

Melanoma:  The NCI has concluded enrollment and treatment continues in an open-label Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with melanoma who may have received adjuvant immunotherapy but no chemotherapy. The primary endpoint is objective response as determined using the RECIST criteria. We anticipate data from Stage 1 of this clinical trial to be available in 2007.

Head and Neck Cancer:  The clinical trial was designed to evaluate the safety and efficacy of ispinesib in patients with recurrent and/or metastatic head and neck squamous cell carcinoma, who had received no more than one prior chemotherapy regimen. This two-stage clinical trial was designed to require a minimum of 1 confirmed partial or complete response out of 19 evaluable patients in Stage 1 in order to proceed to Stage 2. The clinical trial’s primary endpoint was objective response as determined using the RECIST criteria. A total of 21 patients were enrolled. At the interim analysis after Stage 1 of this clinical trial, the criteria for advancement to Stage 2 were not satisfied. The most common grade 3 or greater adverse event was neutropenia, occurring in 55% of patients treated. Two patients died on study. One death in a patient with a grade 3 non-neutropenic infection was attributed to progressive disease; the other, in a patient with four days of grade 3-4 neutropenia, was attributed to pneumonia.

Non-Small Cell Lung Cancer:  GSK completed patient treatment in the platinum-sensitive arm of a two-arm, international, two-stage, Phase II, open-label, monotherapy clinical trial, designed originally to enroll up to 35 patients in each arm. This clinical trial was designed to evaluate the safety and efficacy of ispinesib in the second-line treatment of patients with either platinum-sensitive or platinum-refractory non-small cell lung cancer. In both the platinum-sensitive and platinum-refractory treatment arms, ispinesib did not satisfy the criteria for advancement to Stage 2. The best overall response in the platinum-sensitive arm of this clinical trial was disease stabilization observed in 10 of 20 of evaluable patients, or 50%. In the overall patient population, the median time to disease progression was 6 weeks, but in the 10 patients whose best response was stable disease, median time to progression was 17 weeks.

Colorectal Cancer:  The NCI has concluded enrollment and patients remain on study drug in Stage 1 of a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with colorectal cancer. This open-label, monotherapy clinical trial contains two arms that evaluate different dosing schedules of ispinesib. In Arm A, ispinesib was infused at 7 mg/m2 on days 1, 8 and 15 of a 28-day schedule, and in Arm B, ispinesib was infused at 18mg/m2 every 21 days. The primary endpoint was objective response as determined using the RECIST criteria. In this clinical trial, ispinesib did not manifest an objective response rate on either of the two schedules evaluated in heavily pretreated colorectal cancer patients. The most common Grade 3 and 4 toxicities in Arm A included neutropenia, nausea, vomiting and fatigue. The most common Grade 3 and 4 toxicity in Arm B was neutropenia, only one of which was febrile. Based on this clinical trial, the weekly dosing schedule in Arm A appeared to have a more favorable tolerability profile compared to the dosing schedule in Arm B.

In addition to the Phase II clinical trials, the Phase I and Ib clinical trials of ispinesib, sponsored by GSK through our strategic alliance or by the NCI are as follows:

Combination Therapy:  GSK also continued to conduct two Phase Ib clinical trials evaluating ispinesib in combination therapy. These clinical trials are both dose-escalating studies evaluating the safety, tolerability and pharmacokinetics of ispinesib, one in combination with carboplatin and the second in combination with capecitabine.

•	Ispinesib with carboplatin. Data from GSK’s Phase Ib clinical trial evaluating ispinesib in combination with carboplatin in 28 patients with advanced solid tumors suggests that ispinesib, on a once every 21-day schedule, has an acceptable tolerability profile and no apparent pharmacokinetic interactions when used in combination with carboplatin. At the optimally tolerated regimen, ispinesib concentrations did not appear to be affected by carboplatin. The best response was a partial response at cycle 2 in one patient with breast cancer; a total of 13 patients, or 46%, had a best response of stable disease with durations ranging from 3 to 9 months. All patients are now off treatment. We anticipate additional data to be available in the first half of 2007.

•	Ispinesib with capecitabine. In 2005, we and GSK presented data from two Phase Ib combination clinical trials suggesting ispinesib had an acceptable tolerability profile and no pharmacokinetic interactions in patients with advanced solid tumors when used in combination with capecitabine or docetaxel. In 2006, clinical data were presented demonstrating that the combination of ispinesib and capecitabine may have an acceptable tolerability profile. The optimally tolerated regimen in this clinical trial was not defined; however, the MTD of ispinesib at 18 mg/m2, administered as an intravenous infusion every 21 days, was tolerated with therapeutic doses of capecitabine, specifically daily oral doses of 2000 mg/m2 and 2500 mg/m2 for 14 days, and plasma concentrations of ispinesib did not appear to be affected by the presence of capecitabine. Dose-limiting toxicities consisted of Grade 2 rash that did not allow 75% of the capecitabine doses to be delivered and prolonged Grade 4 neutropenia. In this clinical trial, a total of 12 patients had a best response of stable disease by the RECIST criteria. A patient with breast cancer had the longest duration of stable disease of 12 months. GSK continues to treat a patient in the Phase Ib clinical trial of ispinesib in combination with capecitabine. We anticipate data to be available in the first half of 2007.

Pediatric Solid Tumors:  In 2006, the NCI initiated a dose-finding Phase I clinical trial in approximately 30 patients to evaluate ispinesib as monotherapy in pediatric patients with relapsed or refractory solid tumors. This clinical trial is designed to investigate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of ispinesib in this patient population.

The NCI has concluded enrollment and all patients are off treatment in a Phase I clinical trials designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib on an alternative dosing schedule in patients with advanced solid tumors who have failed to respond to all standard therapies. The NCI also continues to treat patients in a Phase I clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib on an alternative dosing schedule in patients with acute leukemia, chronic myelogenous leukemia, or advanced myelodysplastic syndromes. Data from the clinical trial in patients with advanced solid tumors indicated that the most common Grade 3 and 4 toxicities at doses ranging between 4mg/m2 and 8mg/m2 were neutropenia and at some doses leukopenia. As a result, 6 mg/m2 was further evaluated as the potential MTD. In this clinical trial, although not primary end-points, investigators observed stable disease in two patients with renal cell carcinoma and a minor response in one patient with bladder cancer. We anticipate data to be available from Stage 1 of the NCI’s Phase I clinical trial of patients with acute leukemia, chronic myelogenous leukemia or advanced myelodysplastic syndromes in 2007.

We intend to conduct a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast cancer. We plan to initiate a Phase I/II monotherapy clinical trial evaluating ispinesib in the first-line treatment of patients with locally advanced or metastatic breast cancer in the first half of 2007. This clinical trial is designed to be a proof-of-concept study to amplify the signals of clinical activity seen in the Phase II monotherapy clinical trial conducted by GSK evaluating the safety and efficacy of ispinesib in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer. This Phase I/II clinical trial is intended to provide the clinical trial data necessary to inform ispinesib’s further development, as well as to inform GSK’s potential exercise of its option to develop and commercialize ispinesib.

SB-743921

SB-743921, our second drug candidate, also inhibits KSP but is structurally distinct from ispinesib. SB-743921 is also being developed under our strategic alliance with GSK. Though we are aware of no clinical shortcomings of ispinesib that are addressed by SB-743921, we believe that having two KSP inhibitors in concurrent clinical development increases the likelihood that a commercial product will result from this research and development program.

In June 2006, we announced data from a dose-escalating Phase I clinical trial conducted by GSK evaluating the safety, tolerability and pharmacokinetics of SB-743921 in advanced cancer patients. The primary objectives of this clinical trial were to determine the dose limiting toxicities, or DLTs, and to establish the MTD of SB-743921 administered intravenously on a once every 21-day schedule. Secondary objectives included assessment of the safety and tolerability of SB-743921, characterization of the pharmacokinetics of SB-743921 on this schedule and a preliminary assessment of its antitumor activity. The observed toxicities at the recommended Phase II dose were manageable. DLTs in this clinical trial consisted predominantly of neutropenia and elevations in hepatic enzymes and bilirubin. Disease stabilization, ranging from 9 to 45 weeks, was observed in seven patients. One patient with cholangiocarcinoma had a confirmed partial response at the MTD.

In April 2006, we initiated an open-label, non-randomized Phase I/II clinical trial to investigate the safety, tolerability, pharmacokinetic, and pharmacodynamic profile of SB-743921 administered as a one-hour infusion on days 1 and 15 of a 28-day schedule in patients with non-Hodgkin’s lymphoma. We anticipate Phase I data from this clinical trial in 2007.

GSK-923295

GSK-923295 is the third potential drug candidate to arise from our strategic alliance with GSK. GSK-923295 is an inhibitor of a second mitotic kinesin, CENP-E. CENP-E is directly involved in coordinating the decision a cell makes to divide with the actual trigger of the mechanics of cell division. These processes are essential for cancer cells to grow. GSK-923295 causes partial and complete shrinkages of human tumors in animal models and has exhibited properties in these studies that distinguish it from ispinesib and SB-743921. We anticipate that GSK will file a regulatory filing for GSK-923295 in the first half of 2007 and begin clinical trials in 2007.

GSK Strategic Alliance.  Ispinesib, SB-743921 and GSK-923295 are being developed in connection with our collaboration and license agreement with GSK, executed in 2001. This strategic alliance is directed to the discovery, development and commercialization of novel small molecule drugs targeting KSP and certain other mitotic kinesins for applications in the treatment of cancer and other diseases. Under our strategic alliance, GSK, in collaboration with the NCI, conducted a broad Phase II clinical trials program designed to evaluate ispinesib across multiple tumor types. GSK also conducted a Phase I clinical trial of SB-743921. In June 2006, we amended the agreement to extend the initial five-year research term of this strategic alliance for an additional year to continue activities focused towards translational research directed to CENP-E. In November 2006, we further amended the agreement and assumed, at our expense, responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E which is the focus of translational research activities being conducted by GSK and Cytokinetics and development activities being conducted by GSK.

Under the November 2006 amendment, our development of ispinesib and SB-743921 is subject to GSK’s option to resume responsibility for the development and commercialization of either or both drug candidates during a defined period. If GSK exercises its option for a drug candidate, it will pay us an option fee equal to the costs we independently incurred for that drug candidate, plus a premium intended to compensate us for the cost of capital associated with such costs, subject to an agreed limit for such costs and premium. Upon GSK exercising its option for a drug candidate, we may receive additional pre-commercialization milestone payments with respect to such drug candidate and increased royalties on net sales of any resulting product, in each case, beyond those contemplated under the original agreement. If GSK does not exercise its option for either ispinesib or SB-743921, we will be obligated to pay royalties to GSK on the sales of any resulting products. The November 2006 amendment supersedes a previous amendment to the agreement dated September 2005, which specifically related to SB-743921.

We will receive royalties from GSK’s sales of any drugs developed under the strategic alliance. For those drug candidates that GSK develops under the strategic alliance, we can elect to co-fund certain later-stage development activities which would increase our potential royalty rates on sales of resulting drugs and provide us with the option to secure co-promotion rights in North America. If we elect to co-fund later-stage development, we expect that the royalties to be paid on future sales of each of ispinesib, SB-743921 and GSK-923295 could potentially increase to an upper-teen percentage rate based on increasing product sales and our anticipated level of co-funding. If we exercise our co-promotion option, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.

Under the amended strategic alliance, we intend to conduct a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast cancer. This program is intended to build upon the previous data from the clinical trials conducted by GSK and the NCI, and would be designed to further define the clinical activity profile of ispinesib in advanced breast cancer patients in preparation for potentially initiating a Phase III clinical trial of ispinesib for the second-line treatment of advanced breast cancer. We are continuing to conduct a Phase I/II clinical trial of SB-743921 for non-Hodgkin’s lymphoma. We expect that GSK will file a regulatory filing and initiate a Phase I clinical trial of GSK-923295 in 2007.

Commercialization.  We expect to develop sales and marketing capabilities to support the North American commercialization of one or more of ispinesib, SB-743921, GSK-923295 and other drug candidates that may be developed under our strategic alliance with GSK. Because cancer patients are largely treated in institutional and other settings that can be addressed by a specialized sales force, developing our commercial capabilities to address such treatment centers is consistent with our corporate strategy of focusing our commercial efforts on large, concentrated markets.

Discovery Programs

Our drug discovery platform has been based on our advanced understanding of the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. The cytoskeleton is one of a few biological areas with broad potential for drug discovery and development and has been scientifically and commercially validated in a wide variety of human diseases. For example, a cytoskeletal structure in the cardiac muscle cell called the cardiac sarcomere plays a fundamental role in cardiac contraction. Heart failure is a syndrome often caused by reduced cardiac contractility. Our efforts in this area have led to the discovery and development of our drug candidate CK-1827452 for the potential treatment of heart failure, and we have continued to discover and develop other small molecules that increase cardiac contractility as back-up compounds for our heart failure program. The cytoskeleton also plays a fundamental role in cell proliferation, and cancer is a disease of unregulated cell proliferation. Hence, small molecule inhibitors of these cytoskeletal proteins may prevent cancer cells from proliferating. Our efforts in this area have led to the discovery and development of our current drug candidates ispinesib and SB-743921 and our potential drug candidate GSK-923295 for the potential treatment of cancer, and we have continued to discover and develop other compounds targeting the cytoskeleton that may also be useful for the treatment of cancer.

Currently, we are conducting drug discovery activities on several earlier stage research programs that we believe will continue to contribute novel drug candidates to our pipeline over time. In each case, our decision to pursue these programs is based on a therapeutic rationale regarding the role of specific cytoskeletal proteins implicated in the relevant disease and desired treatment. In each of these areas, our research activities are directed towards the modulation of a specific cytoskeletal protein pathway or multi-protein system for the treatment of disease. For example, we have identified, characterized and are now seeking to chemically optimize compounds that inhibit selectively the cytoskeletal structure involved in the contraction of smooth muscle cells. Our objective for this research program is to discover potential drug candidates for the potential treatment of high blood pressure, asthma and other diseases. We are evaluating certain of these compounds in animal models for the potential treatment of hypertension, a disease in which elevated blood pressure may be decreased by relaxation of the arterial smooth muscle. In addition, our proprietary technologies created through our experience in the mechanics and regulation of cell cycle progression has enabled the discovery of compounds that may have a unique mechanism for inhibiting cell proliferation, and may have future application for the treatment of cancer.

All of our drug candidates and potential drug candidates were discovered by leveraging our drug discovery expertise focused on cytoskeletal pharmacology. We believe that our knowledge of the cytoskeleton enables us to develop novel and potentially safer and more effective classes of drugs directed at the treatment of cardiovascular diseases, cancer and other diseases. We have developed a cell biology driven approach and proprietary technologies to evaluate the function of many interacting proteins in the complex environment of the intact human cell. This approach, which we have applied specifically to the cytoskeleton, enables increased speed, efficiency and yield not only in our drug discovery process, but also potentially in clinical development. We focus on developing a detailed understanding of validated protein pathways and multi-protein systems to allow our assay systems to more correctly represent the natural environment of a human cell. This approach differs from the conventional practice of concentrating on individual protein targets assayed in a system that may not adequately represent the complex, dynamic and variable natural environment that is relevant to disease. As a result, we can potentially identify multiple points of biological intervention to modulate a specific protein pathway or multi-protein system. Our discovery activities are thus directed at particular proteins and biological pathways that may be better targets for the development of potentially safer and more effective drugs. We expect to continue to identify additional potential drug candidates that may be suitable for clinical development.

Our PUMAtm system and Cytometrix® technologies enable early identification and prioritization of compounds that are highly selective for their intended protein targets without other cellular effects, and may thereby be less likely to give rise to clinical side effects. The integrated use of these technologies enables us to efficiently focus our efforts towards those compounds directed at novel cytoskeletal protein targets that are more likely to yield attractive drug candidates. Our PUMAtm system is a high-throughput screening platform comprised of a series of automated proprietary multi-protein biochemical assays designed to comprehensively screen large compound libraries to yield chemical entities that specifically modulate each of several cytoskeletal molecular motor proteins. Unlike many screening platforms, these technologies allow us to analyze protein pathway activity and complexity in a high-throughput format that we believe is more predictive of the natural cellular environment. Application of our Cytometrix® technologies to small molecules identified in this way allows us to identify quickly compounds that elicit the appropriate cellular response without other effects and thereby more likely achieve a desired therapeutic effect.

Cytometrix® technologies are our proprietary suite of automated and digital microscopy assays and analytical software that enable us to screen for potency, efficacy and specificity against multiple biological targets in cells, facilitating the early identification and rejection of those compounds that may have unintended effects and that may subsequently give rise to toxicities. Cytometrix® technologies systematically and comprehensively measure responses of individual human cells to potential drug candidates across multiple experimental conditions. For example, in our cardiovascular program, Cytometrix® technologies are used to examine the detailed response of cardiac cells to our small molecules that affect contractility of these cells. In our oncology program, Cytometrix® technologies measure, on a cell-by-cell basis, the number of cells at each stage of cell division with a high degree of resolution. As an adjunct to all of our drug discovery programs, we have developed a Cytometrix® module to identify small molecules with undesired effects in liver cells. Often, such undesired effects can cause small molecules to fail during the course of development. By understanding the potential for such a liability early, our small molecule optimization programs can be directed to minimize the undesired effect. Through the integrated use of our PUMAtm system and Cytometrix® technologies, we believe that we are able to efficiently focus our efforts towards those compounds that are specifically directed towards novel cytoskeletal protein targets and that are more likely to yield attractive drug candidates.

AstraZeneca Strategic Alliance.  In December 2003, we formed a strategic alliance with AstraZeneca to develop automated imaging-based cellular phenotyping and analysis technologies for the in vitro prediction of hepatotoxicity, or toxicity of the liver, a common reason that drug candidates fail in preclinical and clinical development. Under our collaboration and license agreement, AstraZeneca committed to reimburse us for full time equivalents, or FTEs, in our technology department over the two-year research term, pay annual licensing fees and make a milestone payment to us upon the successful achievement of certain agreed-upon performance criteria. These performance criteria were not met. The research term of the agreement with AstraZeneca expired in December 2005, and we formally terminated the agreement in August 2006.

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

Cytoskeletal proteins organize into ordered protein pathways or multi-protein systems that perform important cellular functions. For example, a multi-protein cytoskeletal structure, called the cardiac sarcomere, contains a highly ordered array of cardiac myosin interacting with actin filaments. The movement of myosin along actin filaments generates the cell contraction responsible for cardiac muscle function. Our program in heart failure is focused on discovering potential drugs that activate cardiac myosin. One of our founders and scientific advisory board members, Dr. James Spudich, was one of the first scientists to characterize the functional interrelationships of the cytoskeletal proteins in the sarcomere.

Another cytoskeletal structure called the mitotic spindle organizes and divides genetic material during cell proliferation. The mitotic spindle encompasses many cytoskeletal proteins including tubulin, which forms microtubule filaments, and a sub-group of kinesins known as mitotic kinesins. The highly orchestrated action of the proteins within this structure transports and segregates genetic material during cell proliferation. Our most advanced cancer program, partnered with GSK, is focused on discovering potential drugs that inhibit human mitotic kinesins. One of our founders and scientific advisory board members, Dr. Ron Vale, first discovered kinesins. Another of our founders and scientific advisory board members, Dr. Larry Goldstein, was the first scientist to identify and characterize kinesin genes.

Beyond the role these specific cytoskeletal proteins play in cardiac muscle contraction and cell proliferation, other cytoskeletal proteins have been implicated in a variety of other important biological processes and related human diseases. Our drug discovery activities are focused on several of these mechanical cellular processes, including cell proliferation, cardiac and other muscle contraction, cellular organization and cell motility, and are specifically directed at the cytoskeletal proteins that play essential roles in carrying out these functions. For instance, a unique set of cytoskeletal proteins forms the cellular machinery that maintains blood vessel tone. One of our research programs is focused on discovering inhibitors of these proteins as a potential treatment for high blood pressure.

Our Patents and Other Intellectual Property

Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business. As of December 31, 2006, we had 103 issued United States patents and over 100 additional pending United States and foreign patent applications. In addition, we have an exclusive license to 13 United States patents and a number of pending United States and foreign patent applications from the University of California and Stanford University. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission of a new drug application, or NDA, to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

This testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Similar regulatory procedures generally apply in those countries outside of the United States where we conduct clinical trials. Our submission of an IND or a foreign equivalent, or those of our collaborators, may not result in authorization from the FDA or its foreign equivalent to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, or its foreign equivalent, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA or its foreign equivalent, the IRB or its foreign equivalent, or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations and regulations for informed consent.

Clinical Trials:  For purposes of an NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•	Phase I: The clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to run what is referred to as a “Phase Ib” evaluation, which is a second, safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

•	Phase II: These clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pilot or pivotal clinical trial in the approval of a drug candidate.

•	Phase III: These clinical trials are commonly referred to as pivotal clinical trials. If the Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are then undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

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

Competition

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address cardiovascular diseases and cancer, each of which is highly competitive. We face significant competition from most pharmaceutical companies as well as biotechnology companies that are also researching and selling products designed to address cardiovascular diseases and cancer. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in research of cardiovascular diseases and cancer, some in direct competition with us.

We believe that our ability to successfully compete will depend on, among other things:

•	our drug candidates’ efficacy, safety and reliability;

•	the speed and cost-effectiveness at which we develop our drug candidates;

•	the successful completion of clinical development and laboratory testing and our success in obtaining regulatory approvals for drug candidates;

•	the timing and scope of regulatory approvals for our drug candidates;

•	our ability to manufacture and sell commercial quantities of a drug to the market;

•	acceptance of our drugs by physicians and other health care providers;

•	the willingness of third party payors to provide reimbursement for the use of our drugs;

•	our ability to protect our intellectual property and avoid infringing the intellectual property of others;

•	the quality and breadth of our technology;

•	our employees’ skills and our ability to recruit and retain skilled employees;

•	our cash flows under existing and potential future arrangements with licensees, partners and other parties; and

•	the availability of substantial capital resources to fund development and commercialization activities.

Our competitors may develop drug candidates and market drugs that are less expensive and more effective than our future drugs or that may render our drugs obsolete. Our competitors may also commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates.

If CK-1827452 or any other of our compounds is approved for marketing by the FDA for heart failure, that compound could compete against current generically available therapies, such as milrinone, dobutamine or digoxin or newer branded drugs such as nesiritide, as well as potentially against other novel drug candidates in development such as urocortin II, which is being developed by Neurocrine Biosciences, Inc., or Neurocrine, and levosimendan, which is being developed in the United States by Abbott Laboratories, or Abbott, in collaboration with Orion Pharma, or Orion, and is commercially available in a number of countries outside of the United States.

If approved for marketing by the FDA, depending on the approved clinical indication, our cancer drug candidates such as ispinesib and SB-743921 and our potential drug candidate GSK-923295 could compete against existing cancer treatments such as paclitaxel and its generic equivalents, docetaxel, vincristine, vinorelbine or navelbine and potentially against other novel cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck, BMS, Array, Lilly, Arqule and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, BMS, Merck, Novartis, Genentech, Inc., AstraZeneca, Kosan Biosciences Incorporated, or Kosan, Hoffman-La Roche Ltd., or Roche, and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.

Other companies that are early-stage are currently developing alternative treatments and products that could compete with our drugs. These organizations also compete with us to attract qualified personnel and potential parties for acquisitions, joint ventures or other strategic alliances.

Employees

As of December 31, 2006, our workforce consisted of 148 full-time employees, 50 of whom hold Ph.D. or M.D. degrees, or both, and 28 of whom hold other advanced degrees. Of our total workforce, 114 are engaged in research and development and 34 are engaged in business development, finance and administration. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

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

Our business is subject to various risks, including those described below. You should carefully consider the following risks, together with all of the other information included in this prospectus supplement, the accompanying prospectus and the documents incorporated by reference before investing in our common stock. Any of these risks could materially adversely affect our business, operating results and financial condition.

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

We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy to the FDA and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. CK-1827452, our drug candidate for the treatment of heart failure, ispinesib, our most advanced drug candidate for the treatment of cancer and SB-743921, our second drug candidate for the treatment of cancer, are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any future drug candidate will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

We currently finance and plan to continue to finance our operations through the sale of equity and potentially entering into additional strategic alliances, which may result in additional dilution to our stockholders or relinquishment of valuable technology rights, or may cease to be available on attractive terms or at all.

We have funded all of our operations and capital expenditures with proceeds from both private and public sales of our equity securities, strategic alliances with GSK, Amgen, AstraZeneca and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, future payments from GSK and Amgen, interest earned on investments, proceeds from equipment financings and potential proceeds from our CEFF with Kingsbridge will be sufficient to meet our projected operating requirements for at least the next 12 months. To meet our future cash requirements, we may raise funds through public or private equity offerings or strategic alliances. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds through debt financing, if available, such financing may involve covenants that restrict our business activities. In addition, we cannot assure you that any such funding, if needed, will be available on attractive terms, or at all.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both sufficiently safe and effective. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and there is no assurance that they will. In addition, for each of our current preclinical compounds, we must demonstrate satisfactory chemistry, formulation, stability and toxicity in order to file an IND that would allow us to advance that compound into clinical trials. If our preclinical studies, current clinical trials or future clinical trials are unsuccessful, our business and reputation will be harmed and our stock price could be negatively affected.

All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if these applications would be or have been filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. For example, although preclinical testing indicated that ispinesib causes tumor regression in a variety of tumor types, to date Phase II clinical trials of ispinesib have not shown clinical activity in colorectal cancer or in recurrent or metastatic head and neck squamous cell carcinoma. Similarly, early-stage clinical trials in healthy volunteers do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. In addition, there can be no assurance that the design of our clinical trials is focused on appropriate indications, tumor types, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. For example, in a two-stage Phase II clinical trial designed to evaluate the safety and efficacy of ispinesib as monotherapy in the second-line treatment of patients with either platinum-sensitive or platinum-refractory non-small cell lung cancer, ispinesib did not satisfy the criteria for advancement to Stage 2 in either treatment arm. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.

Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient, or API, itself or from impurities or degradants that are present in the API or could form over time in the formulated drug candidate or the API. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. In clinical trials of ispinesib, the dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In a Phase I clinical trial of CK-1827452, intolerable doses of CK-1827452 were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in cardiac troponins I and T, which are markers of possible myocardial injury. These adverse effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our reputation and business.

Clinical trials are expensive, time consuming and subject to delay.

Clinical trials are very expensive and difficult to design and implement, especially in the cancer and heart failure indications that we are pursuing, in part because they are subject to rigorous requirements. The clinical trial process is also time-consuming. In addition, we will need to develop appropriate formulations of our drug candidates for use in clinical trials, such as an oral formulation of CK-1827452. According to industry studies, the entire drug development and testing process takes on average 12 to 15 years, and the fully capitalized resource cost of new drug development averages approximately $800 million. However, individual clinical trials and individual drug candidates may incur a range of costs or time demands above or below this average. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but they may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:

•	delays in obtaining regulatory or other approvals to commence and conduct a clinical trial;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	delays in developing appropriate formulations of our drug candidates for clinical trial use;

•	slower than expected rates of patient recruitment and enrollment, including as a result of the introduction of alternative therapies or drugs by others;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial material;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

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

The development of drug candidates is complicated, and the required resources and experience that we currently have to carry out such development are limited. Pursuant to our collaboration and option agreement with Amgen, we are responsible for conducting Phase II clinical development for our drug candidate CK-1827452. We cannot engage a strategic partner for CK-1827452 until Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452 or its option expires. If Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452, we do not have an alternative strategic partner for that program. Pursuant to our amended collaboration and license agreement with GSK, we are now responsible for conducting clinical development for our drug candidates ispinesib and SB-743921. Currently, we rely on GSK to conduct pre-clinical and clinical development for GSK-923295 and the NCI to conduct certain clinical trials for ispinesib. We cannot engage a strategic partner for ispinesib or SB-743921 until GSK’s option to conduct later-stage clinical development for that drug candidate expires. If GSK elects to terminate its development efforts with respect to GSK-923295, or not to exercise its option to conduct later-stage clinical development for either of ispinesib or SB-743921, we do not have an alternative strategic partner for these programs.

For our drug candidates for which we expect to conduct clinical trials at our expense, such as ispinesib, SB-743921 and CK-1827452, we plan to rely on contractors for the manufacture and distribution of clinical supplies. To the extent we conduct clinical trials for a drug candidate without support from a strategic partner, we will need to develop additional skills, technical expertise and resources necessary to carry out such development efforts on our own or through the use of other third parties, such as contract research organizations, or CROs, and will incur significant additional costs.

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

As a result, we will rely on GSK to be responsible for such activities for the planned GSK-923295 clinical trial. For CK-1827452, ispinesib, SB-743921 and any future drug candidates for which we conduct clinical development, we expect to rely on a limited number of contract manufacturers, and, in particular, we expect to rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We anticipate continued reliance on a limited number of contract manufacturers. If any of our existing or future contract manufacturers fail to perform as agreed, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

Our drug candidates require precise, high quality manufacturing. The failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good manufacturing practices regulations and similar foreign laws, as well as ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies, to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards. However, we do not have control over our contract manufacturers’ compliance with these regulations and standards. If one of our contract manufacturers fails to maintain compliance, the production of our drug candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. Additionally, our contract manufacturer must pass a pre-approval inspection before we can obtain marketing approval for any of our drug candidates in development.

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

We depend on GSK for the conduct, completion and funding of the clinical development and commercialization of GSK-923295.

Under our strategic alliance with GSK, as amended, GSK is responsible for the clinical development and regulatory approval of our potential drug candidate GSK-923295 for cancer and other indications. GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of GSK-923295 and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for GSK-923295. If the FDA or other regulatory authorities approve GSK-923295, GSK will also be responsible for the marketing and sale of the resulting drug. Because GSK is responsible for these functions, we cannot control whether GSK will devote sufficient attention and resources to the clinical trials program for GSK-923295 or will proceed in an expeditious manner. GSK generally has discretion to elect whether to pursue or abandon the development of GSK-923295 and may terminate our strategic alliance for any reason upon six months prior notice. These decisions are outside our control.

In particular, if the initial clinical results of some of its early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of GSK-923295 or certain of the potential clinical trials for GSK-923295, even if the actual number of patients treated at such time is relatively small. If GSK abandons GSK-923295, it would result in a delay in or prevent us from commercializing GSK-923295, and would delay or prevent our ability to generate revenues. Disputes may arise between us and GSK, which may delay or cause the termination of any GSK-923295 clinical trials, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of GSK-923295 does not progress for these or any other reasons, we would not receive further milestone payments from GSK with respect to GSK-923295. Even if the FDA or other regulatory agencies approve GSK-923295, GSK may elect not to proceed with the commercialization of the resulting drug. These decisions are outside our control. In such event, or if GSK abandons development of GSK-923295 prior to regulatory approval, we would have to undertake and fund the clinical development of GSK-923295 or commercialization of the resulting drug, seek a new partner for clinical development or commercialization, or curtail or abandon such clinical development or commercialization. If we were unable to do so on acceptable terms, or at all, our business would be harmed, and the price of our common stock would be negatively affected.

If we fail to enter into and maintain successful strategic alliances for certain of our drug candidates, we may have to reduce or delay our drug candidate development or increase our expenditures.

Our strategy for developing, manufacturing and commercializing certain of our drug candidates currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. However, we may not be able to negotiate additional strategic alliances on acceptable terms, if at all. If we are not able to maintain our existing strategic alliances or establish and maintain additional strategic alliances, we may have to limit the size or scope of, or delay, one or more of our drug development programs or research programs or undertake and fund these programs ourselves. If we elect to increase our expenditures to fund drug development programs or research programs on our own, as we have under the November 2006 amendment to our collaboration and license agreement with GSK through which we will be responsible for the clinical development of ispinesib and SB-743921, we will need to obtain additional capital, which may not be available on acceptable terms, or at all.

The success of our development efforts depends in part on the performance of our strategic partners and the NCI, over which we have little or no control.

Our ability to commercialize drugs that we develop with our partners and that generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. Our partners may not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In particular, we are relying on the NCI, a government agency, to conduct several clinical trials of ispinesib and GSK to conduct clinical development of GSK-923295. There can be no assurance that GSK or the NCI, or both, will not modify their respective plans to conduct such clinical development or will proceed with such clinical development diligently. In addition, if GSK exercises its option with respect to either or both of ispinesib and SB-743921, or if Amgen exercises its option with respect to CK-1827452, they will then be responsible for the clinical development of those respective drug candidates. We have no control over the conduct of clinical development being conducted or that is conducted in the future by GSK, the NCI or Amgen, including the timing of initiation, termination or completion of such clinical trials, the analysis of data arising out of such clinical trials or the timing of release of complete data concerning such clinical trials, which may impact our ability to report on their results. If our partners fail to perform as we expect, our potential for revenue from drugs developed through our strategic alliances, if any, could be dramatically reduced.

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

Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck, Lilly, BMS, Array, and ArQule). Further development of these products could be impacted by these patents and result in the expenditure of significant legal fees.

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

Inventions discovered under our strategic alliance agreements become jointly owned by our strategic partners and us in some cases, and the exclusive property of one of us in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming, and an unfavorable outcome would have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, could benefit our current or potential competitors and may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

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

We currently have no sales, marketing or distribution capabilities. To commercialize our drugs that we determine not to market on our own, we will depend on strategic alliances with third parties, such as GSK and Amgen, which have established distribution systems and direct sales forces. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize such drugs.

We plan to commercialize drugs on our own, with or without a partner, that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and with supporting distribution capabilities. Developing such an organization is expensive and time consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs.

To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues will suffer, we will incur significant additional losses and the price of our common stock could decrease.

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

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel, particularly James H. Sabry, M.D., Ph.D., our Executive Chairman, Robert I. Blum, our President and Chief Executive Officer, Andrew A. Wolff, M.D., F.A.C.C., our Senior Vice President, Clinical Research and Development and Chief Medical Officer, Sharon A. Surrey-Barbari, our Senior Vice President, Finance and Chief Financial Officer, David J. Morgans, Ph.D., our Senior Vice President of Preclinical Research and Development, Jay K. Trautman, Ph.D., our Vice President of Discovery Research and Technologies, and David W. Cragg, our Vice President of Human Resources. The employment of these individuals and our other personnel is terminable at will with short or no notice. We carry key person life insurance on James H. Sabry. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

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

We compete with companies that are also developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cardiovascular diseases, cancer and other diseases for which our compounds may be useful treatments. For example, if CK-1827452 or any other of our compounds is approved for marketing by the FDA for heart failure, that compound could compete against current generically available therapies, such as milrinone, dobutamine or digoxin or newer drugs such as nesiritide, as well as potentially against other novel drug candidates in development such as urocortin II, which is being developed by Neurocrine, and levosimendan, which is being developed in the United States by Abbott in collaboration with Orion and is commercially available in a number of countries outside of the United States.

Similarly, if approved for marketing by the FDA, depending on the approved clinical indication, our cancer drug candidates such as ispinesib and SB-743921 could compete against existing cancer treatments such as paclitaxel, docetaxel, vincristine, vinorelbine or navelbine and potentially against other novel cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck, Lilly, Array, BMS, ArQule and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, BMS, Merck, Novartis, Genentech, Inc., AstraZeneca, Kosan, Roche and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates for the treatment of heart failure or cancer, including the current and proposed clinical trials for CK-1827452 for heart failure and for ispinesib, SB-743921 and GSK-923295 for cancer, and including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points;

•	announcements concerning our strategic alliances with Amgen, GSK or future strategic alliances;

•	announcements concerning clinical trials;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments in establishing new strategic alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry.

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

As of February 28, 2007, our executive officers, directors and their affiliates beneficially owned or controlled approximately 24.4% percent of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, new Securities and Exchange Commission, or SEC, regulations and NASDAQ Global Market, or NASDAQ, rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. For example, compliance with the internal control requirements of Sarbanes-Oxley section 404 has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that as of December 31, 2006 our internal control over financial reporting was effective, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us and our reputation and business may be harmed.

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

In October 2005, we entered into the CEFF with Kingsbridge. The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of a registration statement registering for resale the shares of common stock to be issued in connection with the CEFF and the continued listing of our stock on NASDAQ. In addition, Kingsbridge is permitted to terminate the CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.

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

There were no matters submitted to a vote of the security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “CYTK,” and has been quoted on such market since our initial public offering on April 29, 2004. Prior to such date, there was no public market for our common stock. The following table sets forth the high and low closing sales price per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Sale Price
	High	Low

Fiscal 2005:
First Quarter	$10.17	$6.16
Second Quarter	$7.05	$4.88
Third Quarter	$9.55	$7.11
Fourth Quarter	$8.83	$6.29
Fiscal 2006:
First Quarter	$7.95	$6.18
Second Quarter	$7.94	$6.26
Third Quarter	$7.20	$5.32
Fourth Quarter	$7.99	$6.21

On February 28, 2007, the last reported sale price for our common stock on the NASDAQ Global Market was $7.70 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 28, 2007 there were 181 holders of record of our common stock.

On December 29, 2006, in connection with entering into a collaboration and option agreement with Amgen, we contemporaneously entered into a common stock purchase agreement with Amgen, which provides for the sale of 3,484,806 shares of our common stock at a price per share of $9.47 and an aggregate purchase price of approximately $33.0 million, and a Registration Rights Agreement that provides Amgen with certain registration rights with respect to these shares. The shares were issued to Amgen on January 2, 2007. Pursuant to the terms of the common stock purchase agreement, Amgen has agreed to certain trading and other restrictions with respect to our common stock. We relied on the exemption from registration contained in Section 4(2) of the Securities Act in connection with the issuance and sale of the shares to Amgen.

The following table summarizes employee stock repurchase activity for the quarter ended December 31, 2006:

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs

October 1 to October 31, 2006	38	$1.20	—	—
November 1 to November 30, 2006	—	—	—	—
December 1 to December 31, 2006	—	—	—	—

Total	38	$1.20	—	—

The total number of shares repurchased represents shares of our common stock that we repurchased from employees upon termination of employment. As December 31, 2006, approximately 3,404 shares of common stock held by employees and service providers remain subject to repurchase by us.

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2006:

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available
	Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans approved by stockholders	4,032,700	$5.31	1,283,876
Equity compensation plans not approved by stockholders	—	—	—

Total	4,032,700	$5.31	1,283,876

(1)	The number of authorized shares automatically increases annually by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors. On January 1, 2007, the number of shares of stock available for future issuance under our 2004 Equity Incentive Plan was automatically increased to 2,783,876 pursuant to the terms of the plan.

Comparison of Historical Cumulative Total Return (*) Among Cytokinetics, Inc., the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index

(*)	The above graph shows the cumulative total stockholder return of an investment of $100 in cash on April 29, 2004, the date the Company’s Stock began to trade on the NASDAQ Global Market, through December 31, 2006 for: (i) the Company’s Common Stock; (ii) the NASDAQ Stock Market (U.S.) Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	Cumulative Total
	Return as of
	4/29/04	12/31/06

Cytokinetics, Inc.	$100.00	$46.00
NASDAQ Stock Market (U.S.) Index	$100.00	$125.79
NASDAQ Biotechnology Index	$100.00	$102.13

The information contained under this caption “Comparison of Historical Cumulative Total Return(*) Among Cytokinetics, Inc., the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index” shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, (the “Securities Act”) or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, “Financial Statements and Supplemental Data” of this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues:
Research and development revenues from related party	$1,622	$4,978	$9,338	$7,692	$8,470
Research and development, grant and other revenues	4	1,134	1,304	85	126
License revenues from related parties	1,501	2,800	2,800	2,800	2,800

Total revenues	3,127	8,912	13,442	10,577	11,396

Operating expenses:
Research and development	49,225	40,570	39,885	34,195	27,835
General and administrative	15,240	12,975	11,991	8,972	7,542

Total operating expenses	64,465	53,545	51,876	43,167	35,377

Operating loss	(61,338)	(44,633)	(38,434)	(32,590)	(23,981)
Interest and other income	4,746	2,916	1,785	903	1,612
Interest and other expense	(523)	(535)	(549)	(998)	(711)

Net loss	$(57,115)	$(42,252)	$(37,198)	$(32,685)	$(23,080)

Net loss per common share — basic and diluted(2)	$(1.56)	$(1.48)	$(1.88)	$(17.09)	$(13.25)

Weighted average shares used in computing net loss per common share — basic and diluted(1)(2)	36,618	28,582	19,779	1,912	1,742

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short- and long-term investments(1)	$109,542	$76,212	$110,253	$42,332	$29,932
Restricted cash	6,034	5,172	5,980	7,199	13,106
Working capital	127,228	67,600	98,028	27,619	18,571
Total assets	169,516	91,461	128,101	62,873	56,168
Long-term portion of equipment financing Lines	7,144	6,636	8,106	8,075	7,077
Deficit accumulated during the development Stage	(230,639)	(173,524)	(131,272)	(94,074)	(61,389)
Total stockholders’ equity (deficit)(1)	106,313	73,561	107,556	(92,031)	(60,588)

(1)	Our initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004 and our common stock commenced trading on that date. We sold 7,935,000 shares of common stock in the offering for net proceeds of approximately $94.0 million. In addition, we sold 538,461 shares of our common stock to GSK immediately prior to the closing of the initial public offering for net proceeds of approximately $7.0 million. Also in conjunction with the initial public offering, all of the outstanding shares of our convertible preferred stock were converted into 17,062,145 shares of our common stock. In December 2005, we sold 887,576 shares of common stock to Kingsbridge for net proceeds of $5.5 million. In 2006, we sold 10,285,715 shares in two registered direct offerings for net proceeds of approximately $66.9 million. Also in 2006, we received proceeds of $17.0 million from the draw down and sale of 2,740,735 shares of common stock pursuant to our CEFF.

(2)	All share and per share amounts have been retroactively adjusted to give effect to the 1-for-2 reverse stock split that occurred on April 26, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a biopharmaceutical company, incorporated in Delaware in 1997, focused on developing small molecule therapeutics for the treatment of cardiovascular diseases and cancer. Our development efforts are directed to advancing multiple drug candidates through clinical trials to demonstrate proof-of-concept in humans in two significant markets: heart failure and cancer. Our drug development pipeline consists of a drug candidate for the treatment of heart failure, being developed in both an intravenous and oral formulation, and two drug candidates and a potential drug candidate for the treatment of cancer. Our drug candidates and potential drug candidates are all novel small molecules that arose from our internal research programs and are directed toward the biology of the cytoskeleton. We believe our understanding of the cytoskeleton has enabled us to discover novel and potentially safer and more effective therapeutics.

Cardiovascular Program:

•	Our drug candidate, CK-1827452, a novel cardiac myosin activator for the treatment of heart failure, completed a Phase I clinical trial designed to evaluate its safety, tolerability, pharmacokinetics and pharmacodynamic profile when administered intravenously in healthy volunteers. We plan to initiate a Phase II clinical trials program for this drug candidate in early 2007.

•	In December 2006, we completed a Phase I oral bioavailability clinical trial of CK-1827452 in healthy volunteers. We believe that this data supports our current efforts to develop a modified release oral formulation of CK-1827452 to enable late-stage clinical development of a dosing schedule that may be suitable for the treatment of patients with chronic heart failure.

•	In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel-small-molecule therapeutics that activate cardiac muscle contractility for the potential application in the treatment of heart failure. The agreement grants Amgen an option to participate in the future development and commercialization of CK-1827452 in both intravenous and oral formulations. The collaboration is worldwide, excluding Japan. If Amgen elects not to exercise its option on CK-1827452, worldwide development and commercialization rights for CK-1827452 would revert back to us and the research collaboration would terminate.

Oncology Program:

•	Ispinesib, our most advanced drug candidate, has been the subject of a broad Phase II clinical trials program conducted by GSK and the National Cancer Institute, or NCI, designed to evaluate its effectiveness in multiple tumor types. We believe that data from this ongoing clinical trials program has yielded a greater understanding of this drug candidate’s clinical potential. We have reported Phase II clinical trial data from this program in metastatic breast, non-small cell lung, colorectal and head and neck cancer. To date, clinical activity for ispinesib has been observed only in non-small cell lung cancer and breast cancer, with the more robust clinical activity observed in a Phase II clinical trial evaluating ispinesib in the treatment of metastatic breast cancer patients that had failed treatment with taxanes and anthracyclines. We intend to conduct a focused development program for ispinesib, at our expense, in the treatment of patients with breast cancer, and to initiate a Phase I/II monotherapy clinical trial evaluating ispinesib in the first-line treatment of patients with locally advanced or metastatic breast cancer in the first half of 2007.

•	SB-743921, our second drug candidate for the treatment of cancer, is the subject of a Phase I/II clinical trial in non-Hodgkin’s lymphoma initiated by us in April of 2006.

•	GSK-923295, our potential drug candidate for the treatment of cancer, is currently in preclinical development under our strategic alliance with GSK. GSK is preparing a regulatory filing, and plans to initiate a Phase I clinical trial in 2007.

Ispinesib, SB-743921 and GSK-923295 are being developed under our strategic alliance with GSK, which is focused on novel small molecule therapeutics targeting human mitotic kinesins for applications in the treatment of cancer and other diseases. Pursuant to our November 2006 amendment to the collaboration and license agreement, we have assumed responsibility for the continued development of ispinesib and SB-743921, at our expense, and subject to GSK’s option to resume responsibility for some or all development and commercialization activities associated with either or both of these novel drug candidates during a defined period. If GSK does not exercise its option for either ispinesib or SB-743921, we will be obligated to pay royalties to GSK on the sales of any resulting products. The November 2006 amendment supersedes a previous amendment to the collaboration agreement dated September 2005, which specifically related to SB-743921. Cytokinetics and GSK continue to conduct collaborative research activities directed to inhibitors of centromere-associated protein E, or CENP-E, including GSK-923295, pursuant to a June 2006 amendment to the strategic alliance.

We are also pursuing other early research programs addressing a number of therapeutic areas.

Since our inception in August 1997, we have incurred significant net losses. As of December 31, 2006, we had an accumulated deficit of $230.6 million. We expect to incur substantial and increasing losses for the next several years if and to the extent:

•	we advance CK-1827452 through clinical development for the treatment of heart failure and Amgen does not exercise its option to participate in later-stage development and commercialization;

•	we conduct continued Phase II and later-stage development and commercialization of ispinesib, SB-743921 or GSK-923295 under our collaboration and license agreement with GSK, as amended;

•	we exercise our option to co-fund the development of GSK-923295 or of any other drug candidate being developed by GSK under our strategic alliance;

•	we exercise our option to co-promote any of the products for which we have elected co-fund development under our strategic alliance with GSK;

•	we advance other potential drug candidates into clinical trials;

•	we expand our research programs and further develop our proprietary drug discovery technologies; or

•	we elect to fund development or commercialization of any drug candidate.

We intend to pursue selective strategic alliances to enable us to maintain financial and operational flexibility.

Cardiovascular

We have focused our cardiovascular research and development activities on heart failure, a disease most often characterized by compromised contractile function of the heart that impacts its ability to effectively pump blood throughout the body. We have discovered and optimized small molecules that have the potential to clinically improve cardiac contractility by specifically binding to and activating cardiac myosin, a cytoskeletal protein essential for cardiac muscle contraction.

CK-1827452 (intravenous)

In 2005, we selected CK-1827452, a novel cardiac myosin activator for the treatment of heart failure, as a drug candidate for further development in our cardiovascular program and we initiated a first-in-humans Phase I clinical trial. This clinical trial was designed as a double-blind, randomized, placebo-controlled, dose-escalation clinical trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of CK-1827452 administered as a six-hour intravenous infusion to normal healthy volunteers. Clinical data for CK-1827452 were presented at the Heart Failure Society of America Meeting in September 2006. The maximum tolerated dose, or MTD, was 0.5 mg/kg/hr for this regimen. At this dose, the six-hour infusion of CK-1827452 produced statistically significant mean increases in left ventricular ejection fraction and fractional shortening of 6.8 and 9.2 absolute percentage points, respectively, as compared to placebo. These increases in indices of left ventricular function were associated with a mean prolongation of systolic ejection time of 84 milliseconds, which was also statistically significant. These mean changes in ejection fraction, fractional shortening and ejection time were concentration-dependent and CK-1827452 exhibited generally linear, dose-proportional pharmacokinetics across the range of doses studied. At the MTD, CK-1827452 was well-tolerated when compared to placebo. The adverse effects at intolerable doses in humans appeared similar to the adverse findings observed in the preclinical safety studies which occurred at similar plasma concentrations. These effects are believed to be related to an excess of the intended pharmacologic effect, resulting in excessive prolongation of the systolic ejection time, and resolved promptly with discontinuation of the infusions of CK-1827452. The Phase I clinical trial activity of CK-1827452 is consistent with results from preclinical models that evaluated CK-1827452 in normal dogs; however, further clinical trials are necessary to determine whether similar results will also be seen in patients with heart failure. We anticipate initiating a Phase II clinical trials program in early 2007 expected to be comprised of at least two Phase IIa clinical trials in stable heart failure patients. We also anticipate initiating additional Phase I clinical trials in special patient populations in 2007.

CK-1827452 (oral)

In December 2006, we announced results from a Phase I oral bioavailability study of CK-1827452 in healthy volunteers. We believe that this data supports our current efforts to develop a modified release oral formulation of CK-1827452 to enable late-stage clinical development of a dosing schedule that may be suitable for the treatment of patients with chronic heart failure. This study was designed as an open-label, four-way crossover study in ten healthy volunteers designed to investigate the absolute bioavailability of two oral formulations (liquid and immediate-release solid formulations) of CK-1827452 versus an intravenous dose. In addition, the effect of taking the immediate-release solid formulation in a fed versus fasted state on CK-1827452’s relative bioavailability was also assessed. Volunteers were administered CK-1827452 at 0.125mg/kg under each of four different conditions in random order: (i) a reference intravenous infusion at a constant rate over one hour, (ii) a liquid solution taken orally in a fasted state, (iii) an immediate-release solid formulation taken orally in a fasted state, and (iv) an immediate-release solid formulation taken orally following consumption of a standard, high-fat breakfast. Pharmacokinetic data from this study demonstrated oral bioavailability of approximately 100% for each of the three conditions of oral administration. The median time to maximum plasma concentrations after dosing was 0.5 hours for the liquid solution taken orally, 1 hour for the immediate-release solid formulation taken in a fasted state, and 3 hours for the immediate-release solid formulation taken after eating. The rapid and essentially complete oral absorption observed between subjects suggests that predictable plasma levels can be achieved with chronic oral dosing in patients with heart failure.

We expect that it will take several years before we can commercialize CK-1827452, if at all. CK-1827452 is at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any resulting drugs. Accordingly, we cannot reasonably estimate when and to what extent CK-1827452 will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including, but not limited to, the safety and efficacy profile of the drug, receipt of regulatory approvals, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. To date, we have funded all research and development costs associated with this program and will continue to conduct all development activities for CK-1827452 at our own expense subject to Amgen’s option and according to an agreed development plan under our strategic alliance. We incurred costs of approximately $18.1 million, $19.6 million and $14.7 million for research and development activities relating to our cardiovascular program in the years ended December 31, 2006, 2005 and 2004, respectively and incurred $81.6 million in expenses from inception through December 31, 2006. Our collaboration and option agreement with Amgen also provides for us to fund development activities through exercise of their option and also provides us the opportunity to co-fund later-stage development activities associated with CK-1827452 and related compounds. If Amgen elects not to exercise its option on CK-1827452, we may then proceed to independently develop CK-1827452. We anticipate that our expenditures relating to research and development of compounds in our cardiovascular program will increase significantly as we advance CK-1827452 through Phase IIa clinical development. Our expenditures will also increase if Amgen does not exercise its option and we elect to develop CK-1827452 or related compounds independently, or if we elect to co-fund later-stage development of CK-1827452 or other compounds in our cardiovascular program under the collaboration following Amgen’s exercise of its option.

Oncology

In 2006, in connection with our strategic alliance with the GSK, we continued our oncology development program for both ispinesib and SB-743921, which are both directed to kinesin spindle protein, or KSP, a mitotic kinesin. We also entered into two amendments to our collaboration and license agreement with GSK regarding the future research, development and commercialization of ispinesib, SB-743921 and CENP-E. In June 2006, we amended the agreement to extend the initial five-year research term of this strategic alliance for an additional year to continue activities focused towards translational research directed to CENP-E. In November 2006, we further amended the agreement and assumed, at our expense, responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E.

Ispinesib

The oncology clinical trials program for ispinesib is a broad program consisting of nine Phase II clinical trials and eight Phase I or Ib clinical trials evaluating the use of ispinesib in a variety of both solid and hematologic cancers. We believe that the breadth of this clinical trials program takes into consideration the potential and complexity of developing a drug candidate such as ispinesib. We have reported Phase II clinical trial data for ispinesib in metastatic breast, non-small cell lung, colorectal and head and neck cancer. To date, clinical activity for ispinesib has been observed only in non-small cell lung cancer and breast cancer, with the more robust clinical activity observed in a Phase II clinical trial evaluating ispinesib in the treatment of metastatic breast cancer patients that had failed treatment with taxanes and anthracyclines. Under the amended collaboration and license agreement, we intend to conduct a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast cancer. This program is intended to build upon the previous data from the clinical trials conducted by GSK and the NCI, and would be designed to further define the clinical activity profile of ispinesib in advanced breast cancer patients in preparation for potentially initiating a Phase III clinical trial of ispinesib for the second-line treatment of advanced breast cancer.

Phase II clinical trials of ispinesib, sponsored by GSK through our strategic alliance, or by the NCI are as follows:

Breast Cancer:  GSK concluded enrollment, after enrolling 50 patients, in a two-stage, international, Phase II, open-label, monotherapy clinical trial, evaluating the safety and efficacy of ispinesib in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer whose disease has recurred or progressed despite treatment with anthracyclines and taxanes. The clinical trial’s primary endpoint was objective response as determined using the Response Evaluation Criteria in Solid Tumor, or RECIST criteria. The best overall responses, as determined using the RECIST criteria, were 3 confirmed partial responses observed among the first 33 evaluable patients. The most common adverse event was Grade 4 neutropenia. This clinical trial employed a Green-Dahlberg design, which requires the satisfaction of pre-defined efficacy criteria in Stage 1 to allow advancement to Stage 2 of patient enrollment and treatment. In this clinical trial, ispinesib demonstrated sufficient anti-tumor activity to satisfy the pre-defined efficacy criteria required to move forward to the second stage. We anticipate additional data from Stage 2 of this clinical trial in the first half of 2007; however, we have been informed by GSK of another confirmed partial response in one of the Stage 2 patients, for a total of 4 confirmed partial responses among the first 47 evaluable patients

Ovarian Cancer:  GSK has concluded enrollment and continues to treat a patient in a Phase II, open-label, monotherapy clinical trial evaluating the efficacy of ispinesib in the second-line treatment of patients with advanced ovarian cancer previously treated with a platinum and taxane-based regimen. The primary endpoint of this clinical trial is objective response as determined using the RECIST criteria and blood serum levels of the tumor mass marker CA-125. We anticipate interim data to be available in the first half of 2007.

Renal Cell Cancer:  In 2006, the NCI initiated an open label Phase II clinical trial designed to evaluate the safety and efficacy of ispinesib as a second-line treatment in 18-35 patients with renal cell cancer. The primary endpoint of this clinical trial is objective response as determined using the RECIST criteria. We anticipate data to be available from Stage 1 of this clinical trial in 2007.

Prostate Cancer:  The NCI has concluded enrollment and all patients are off study drug in a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with hormone-refractory prostate cancer. The primary endpoint is objective response as determined by blood serum levels of the tumor mass marker Prostate Specific Antigen. We anticipate interim data from this clinical trial to be available in the first half of 2007.

Hepatocellular Cancer:  The NCI has concluded enrollment and all patients are off study drug in an open label Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with hepatocellular cancer. The primary endpoint is objective response as determined using the RECIST criteria. We anticipate data from Stage 1 of this clinical trial to be available in the first half of 2007.

Melanoma:  The NCI has concluded enrollment and treatment continues in an open-label Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with melanoma who may have received adjuvant immunotherapy but no chemotherapy. The primary endpoint is objective response as determined using the RECIST criteria. We anticipate data from Stage 1 of this clinical trial to be available in 2007.

Head and Neck Cancer:  The clinical trial was designed to evaluate the safety and efficacy of ispinesib in patients with recurrent and/or metastatic head and neck squamous cell carcinoma, who had received no more than one prior chemotherapy regimen. This two-stage clinical trial was designed to require a minimum of 1 confirmed partial or complete response out of 19 evaluable patients in Stage 1 in order to proceed to Stage 2. The clinical trial’s primary endpoint was objective response as determined using the RECIST criteria. A total of 21 patients were enrolled. At the interim analysis after Stage 1 of this clinical trial, the criteria for advancement to Stage 2 were not satisfied. The most common grade 3 or greater adverse event was neutropenia, occurring in 55% of patients treated. Two patients died on study. One death in a patient with a grade 3 non-neutropenic infection was attributed to progressive disease; the other, in a patient with four days of grade 3-4 neutropenia, was attributed to pneumonia.

Non-Small Cell Lung Cancer:  GSK completed patient treatment in the platinum-sensitive arm of a two-arm, international, two-stage, Phase II, open-label, monotherapy clinical trial, designed originally to enroll up to 35 patients in each arm. This clinical trial was designed to evaluate the safety and efficacy of ispinesib in the second-line treatment of patients with either platinum-sensitive or platinum-refractory non-small cell lung cancer. In both the platinum-sensitive and platinum-refractory treatment arms, ispinesib did not satisfy the criteria for advancement to Stage 2. The best overall response in the platinum-sensitive arm of this clinical trial was disease stabilization observed in 10 of 20 of evaluable patients, or 50%. In the overall patient population, the median time to disease progression was 6 weeks, but in the 10 patients whose best response was stable disease, median time to progression was 17 weeks.

Colorectal Cancer:  The NCI has concluded enrollment and patients remain on study drug in Stage 1 of a Phase II clinical trial evaluating ispinesib in the second-line treatment of patients with colorectal cancer. This open-label, monotherapy clinical trial contains two arms that evaluate different dosing schedules of ispinesib. In Arm A, ispinesib was infused at 7 mg/m2 on days 1, 8 and 15 of a 28-day schedule, and in Arm B, ispinesib was infused at 18mg/m2 every 21 days. The primary endpoint was objective response as determined using the RECIST criteria. In this clinical trial, ispinesib did not manifest an objective response rate on either of the two schedules evaluated in heavily pretreated colorectal cancer patients. The most common Grade 3 and 4 toxicities in Arm A included neutropenia, nausea, vomiting and fatigue. The most common Grade 3 and 4 toxicity in Arm B was neutropenia, only one of which was febrile. Based on this clinical trial, the weekly dosing schedule in Arm A appeared to have a more favorable tolerability profile compared to the dosing schedule in Arm B.

In addition to the Phase II clinical trials, the Phase I and Ib clinical trials of ispinesib, sponsored by GSK through our strategic alliance, or by the NCI are as follows:

Combination Therapy:  GSK also continued to conduct two Phase Ib clinical trials evaluating ispinesib in combination therapy. These clinical trials are both dose-escalating studies evaluating the safety, tolerability and pharmacokinetics of ispinesib, one in combination with carboplatin and the second in combination with capecitabine.

•	Ispinesib with carboplatin. Data from GSK’s Phase Ib clinical trial evaluating ispinesib in combination with carboplatin in 28 patients with advanced solid tumors suggests that ispinesib, on a once every 21-day schedule, has an acceptable tolerability profile and no apparent pharmacokinetic interactions when used in combination with carboplatin. At the optimally tolerated regimen, ispinesib concentrations did not appear to be affected by carboplatin. The best response was a partial response at cycle 2 in one patient with breast cancer; a total of 13 patients, or 46%, had a best response of stable disease with durations ranging from 3 to 9 months. All patients are now off treatment. We anticipate additional data to be available in the first half of 2007.

•	Ispinesib with capecitabine. In 2005, we and GSK presented data from two Phase Ib combination clinical trials suggesting ispinesib had an acceptable tolerability profile and no pharmacokinetic interactions in patients with advanced solid tumors when used in combination with capecitabine or docetaxel. In 2006, clinical data were presented demonstrating that the combination of ispinesib and capecitabine may have an acceptable tolerability profile. The optimally tolerated regimen in this clinical trial was not defined; however, the MTD of ispinesib at 18 mg/m2, administered as an intravenous infusion every 21 days, was tolerated with therapeutic doses of capecitabine, specifically daily oral doses of 2000 mg/m2 and 2500 mg/m2 for 14 days, and plasma concentrations of ispinesib did not appear to be affected by the presence of capecitabine. Dose-limiting toxicities consisted of Grade 2 rash that did not allow 75% of the capecitabine doses to be delivered and prolonged Grade 4 neutropenia. In this clinical trial, a total of 12 patients had a best response of stable disease by the RECIST criteria. A patient with breast cancer had the longest duration of stable disease of 12 months. GSK continues to treat a patient in the Phase Ib clinical trial of ispinesib in combination with capecitabine. We anticipate data to be available in the first half of 2007.

Pediatric Solid Tumors:  In 2006, the NCI initiated a dose-finding Phase I clinical trial in approximately 30 patients to evaluate ispinesib as monotherapy in pediatric patients with relapsed or refractory solid tumors. This clinical trial is designed to investigate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of ispinesib in this patient population.

The NCI has concluded enrollment and all patients are off treatment in a Phase I clinical trials designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib on an alternative dosing schedule in patients with advanced solid tumors who have failed to respond to all standard therapies. The NCI also continues to treat patients in a Phase I clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib on an alternative dosing schedule in patients with acute leukemia, chronic myelogenous leukemia, or advanced myelodysplastic syndromes. Data from the clinical trial in patients with advanced solid tumors indicated that the most common Grade 3 and 4 toxicities at doses ranging between 4mg/m2 and 8mg/m2 were neutropenia and at some doses leukopenia. As a result, 6 mg/m2 was further evaluated as the potential MTD. In this clinical trial, although not primary endpoints, investigators observed stable disease in two patients with renal cell carcinoma and a minor response in one patient with bladder cancer. We anticipate data to be available from Stage 1 of the NCI’s Phase I clinical trial of patients with acute leukemia, chronic myelogenous leukemia or advanced myelodysplastic syndromes in 2007.

We expect that it will take several years before we can commercialize ispinesib, if at all. Ispinesib is at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any resulting drugs. Accordingly, we cannot reasonably estimate when and to what extent ispinesib will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including, but not limited to, the safety and efficacy profile of the drug, receipt of regulatory approvals, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. We have assumed responsibility for funding the development costs associated with ispinesib pursuant to the November 2006 amendment to our collaboration and license agreement with GSK. We intend to conduct a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast designed to further define the clinical activity profile of ispinesib in advanced breast cancer patients, in preparation for potentially initiating a Phase III clinical trial of ispinesib for the second-line treatment of advanced breast cancer. As a result of this planned development activity, and if GSK does not exercise its option to resume responsibility for some or all of the development and commercialization activities associated with this drug candidate, our expenditures relating to research and development of this drug candidate will increase significantly.

In June 2006, GSK announced data from a dose-escalating Phase I clinical trial evaluating the safety, tolerability and pharmacokinetics of SB-743921 in advanced cancer patients. The primary objectives of this clinical trial were to determine the dose limiting toxicities, or DLTs, and to establish the MTD of SB-743921. Secondary objectives included assessment of the safety and tolerability of SB-743921, characterization of the pharmacokinetics of SB-743921 on this schedule and a preliminary assessment of its antitumor activity. The recommended Phase II dose of SB-743921 on the 21-day schedule was 4mg/m2, although dosing did reach 8mg/m2. The observed toxicities at the recommended Phase II dose were manageable. DLTs in this clinical trial consisted predominantly of neutropenia and elevations in hepatic enzymes and bilirubin. Disease stabilization, ranging from 9 to 45 weeks, was observed in seven patients. One patient with cholangiocarcinoma had a confirmed partial response at the MTD at cycle 10.

We continue to enroll patients in a Phase I/II clinical trial of SB-743921 in patients with non-Hodgkin’s lymphoma, or NHL. This Phase I/II clinical trial is an open-label, non-randomized clinical trial designed to investigate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of SB-743921 administered as a one-hour infusion on days 1 and 15 of a 28-day schedule, first without and then with the administration of granulocyte colony stimulating factor, and then to assess the potential efficacy of the MTD. Phase I data from this clinical trial are anticipated to be available in 2007. The clinical trials program for SB-743921 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until the program is successfully completed, regulatory approval is achieved, and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when or if this may occur. The November 2006 amendment to our collaboration and license agreement with GSK provides for us to fund the future development of SB-743921 in all cancer indications subject to GSK’s option to resume responsibility for some or all development and commercialization activities. As a result of this amendment, our expenditures relating to research and development of this drug candidate will increase significantly.

If GSK exercises its option for either or both of ispinesib and SB-743921, it will pay us an option fee equal to the costs we independently incurred for that drug candidate, plus a premium intended to compensate us for the cost of capital associated with such costs, subject to an agreed limit for such costs and premium. Upon GSK exercising its option for a drug candidate, we may receive additional pre-commercialization milestone payments with respect to such drug candidate and increased royalties on net sales of any resulting product, in each case, beyond those contemplated under the original agreement.

GSK-923295

In June 2006, we executed an amendment to our collaboration and license agreement with GSK whereby the research term was extended for an additional year to facilitate continued research activities under an updated research plan focused on another mitotic kinesin and novel cancer target CENP-E. The research term under the collaboration and license agreement with respect to all mitotic kinesins other than CENP-E expired in June 2006. Under the 2006 amendment, GSK will have no obligation to reimburse us for full-time employee equivalents, or FTEs, during the extension of the research term. GSK continues to develop GSK-923295 under the agreement. We anticipate that GSK will file a regulatory filing for GSK-923295 in the first half of 2007 and begin clinical trials in 2007.

We will receive royalties from GSK’s sales of any drugs developed under the strategic alliance. For those drug candidates that GSK develops under the strategic alliance, which currently includes GSK-923295 and which may include either or both of ispinesib and SB-743921 if so elected by GSK pursuant to its option, we can elect to co-fund certain later-stage development activities which would increase our potential royalty rates on sales of resulting drugs and provide us with the option to secure co-promotion rights in North America. We expect that the royalties to be paid on future sales of each of ispinesib, SB-743921 and GSK-923295 could potentially increase to an upper-teen percentage rate based on increasing product sales and our anticipated level of co-funding. If we exercise our co-promotion option, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.

Development Risks

The successful development of all of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of any of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including, but not limited to:

•	the uncertainty of the timing of the initiation and completion of patient enrollment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after such trials have been initiated and completed;

•	the possibility of delays in characterization, synthesis or optimization of potential drug candidates in our cardiovascular program;

•	delays in developing appropriate formulations of our drug candidates for clinical trial use;

•	the uncertainty of clinical trial results;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for new therapies; and

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility.

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

Revenues

Our current revenue sources are limited, and we do not expect to generate any direct revenue from product sales for several years. We have recognized revenues from our strategic alliances with GSK and Astra Zeneca for contract research activities, which we recorded as related expenses were incurred.

Charges to GSK were based on negotiated rates intended to approximate the costs for our FTEs performing research under the strategic alliance and our out-of-pocket expenses. GSK paid us an upfront licensing fee, which we recognized ratably over the strategic alliance’s initial five-year research term, which ended in June 2006. We may receive additional payments from GSK upon achieving certain precommercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. The revenues recognized to date are not refundable, even if the relevant research effort is not successful.

Under the terms of our collaboration and option agreement with Amgen, they will pay us an upfront, non-refundable license and technology access fee of $42.0 million, which we will recognize ratably over the maximum term of the non-exclusive license, which is four years. We may receive additional payments from Amgen upon achieving certain precommercialization and commercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We may also be eligible to receive reimbursement for contract development activities subsequent to Amgen’s option exercise, which we will record as revenue when the related expenses are incurred. We record amounts received in advance of performance as deferred revenue.

Charges to AstraZeneca were based on negotiated rates intended to approximate the costs for our FTEs performing research under the strategic alliance. The revenues recognized to date are not refundable. The research term of our collaboration and license agreement with AstraZeneca expired in December 2005, and we formally terminated that agreement in August 2006.

Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and other precommercialization milestones under our strategic alliances with GSK and Amgen, our results of operations may vary substantially from year to year.

We expect that our future revenues ultimately will most likely be derived from royalties on sales from drugs licensed to GSK or Amgen under our strategic alliances and from those licensed to future partners, as well as from direct sales of our drugs. If Amgen exercises its option, we will retain a product-by-product option to co-fund certain later-stage development activities under that strategic alliance with Amgen, thereby potentially increasing our royalties and affording us co-promotion rights in North America. For those products being developed by GSK under our strategic alliance, we also retain a product-by-product option to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording us co-promotion rights in North America. In the event we exercise our co-promotion rights under either collaboration agreement, we are entitled to receive reimbursement for certain sales force costs we incur in support of our commercial activities.

Research and Development

We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK has funded the majority of the costs related to the clinical development of ispinesib and SB-743921. Under our November 2006 amendment to the collaboration and license agreement with GSK, we have assumed responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, at our sole expense subject to GSK’s option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921 during a defined period. We also have the option to co-fund certain later-stage development activities for GSK-923295. This commitment and the potential exercise of our co-funding option will result in a significant increase research and development expenses. We expect to incur research and development expenses in the continued conduct of preclinical studies and clinical trials for CK-1827452 and other of our cardiac myosin activator compounds for the treatment of heart failure and in connection with our early research programs in other diseases, as well as the continued refinement of our PUMAtm system and development of our Cytometrix® technologies and our other existing and future drug discovery technologies. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. From our inception through December 31, 2006, we incurred costs of approximately $54.5 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $81.6 million for our cardiac contractility program, $45.9 million for our proprietary technologies and $48.1 million for all other programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including but not limited to finance, human resources, legal, business and commercial development and strategic planning. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. Now in our third year as a public company, we anticipate continued increases in general and administrative expenses associated with operating as a publicly traded company, such as increased costs for insurance, investor relations and compliance with section 404 of the Sarbanes-Oxley Act of 2002.

Stock Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which required the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. The following table summarizes stock-based compensation related to employee stock options and employee stock purchases under SFAS No. 123R for 2006, including amortization of deferred compensation recognized under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, which was allocated as follows (in thousands):

Year Ended
December 31,
2006

Research and development	$2,532
General and administrative	2,111

Stock-based compensation included in operating expenses	$4,643

As of December 31, 2006, there was $7.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our stock option plans subsequent to the initial public offering, which is expected to be recognized over a weighted-average period of 2.6 years. In addition, we continue to amortize deferred stock-based compensation recorded prior to adoption of SFAS No. 123R for stock options granted prior to the initial public offering. At December 31, 2006, the balance of deferred stock based compensation was $1.1 million. We expect the remaining balance of deferred employee stock-based compensation of $1.1 million as of December 31, 2006 to be amortized in future years as follows, assuming no cancellations of the related stock options: $0.8 million in 2007 and $0.3 million in 2008.

Interest and Other Income and Expense

Interest and other income and expense consist primarily of interest income and interest expense. Interest income is primarily generated from our cash, cash equivalents and investments. Interest expense generally relates to the borrowings under our equipment financing lines.

Results of Operations

Years ended December 31, 2006, 2005 and 2004

Revenues

	Years Ended			Increase
	December 31,			(Decrease)
	2006	2005	2004	2006	2005
	(In millions)

Research and development revenues from related party	$1.6	$5.0	$9.3	$(3.4)	$(4.3)
Research and development, grant and other revenues	—	1.1	1.3	(1.1)	(0.2)
License revenues from related parties	1.5	2.8	2.8	(1.3)	—

Total revenues	$3.1	$8.9	$13.4	$(5.8)	$(4.5)

We recorded total revenues of $3.1 million, $8.9 million and $13.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Research and development revenues from related party refers to revenues from GSK, which is also a stockholder of the Company. Research and development revenues from GSK of $1.6 million for the year ended December 31, 2006 consisted of $1.4 million for reimbursement for FTEs and approximately $200,000 for research expense funding. Research and development revenues from GSK of $5.0 million for the year ended December 31, 2005 consisted of $3.8 million for reimbursement for FTEs, $500,000 for milestone revenues and $700,000 for research expense funding. The $500,000 milestone revenue received from GSK in 2005 related to the GSK’s selection of GSK-923295 as a development compound under our strategic alliance in the fourth quarter of 2005. Research and development revenues from GSK of $9.3 million for the year ended December 31, 2004 consisted of $5.9 million for reimbursement of FTEs, $3.3 million for milestone revenues and $100,000 for research expense funding. The $3.3 million milestone revenue received from GSK in 2004 consisted of $3.0 million for the initiation of a Phase II clinical trials program for ispinesib and $250,000 for selection of a new research and development target, CENP-E.

The decrease in research and development revenues from GSK in 2006 compared with 2005 was primarily due to a decrease in reimbursements for FTEs in 2006 compared with 2005 of $2.4 million, a decrease in research expense funding of $500,000, and a $500,000 milestone payment in 2005 related to the selection of GSK-923295 as a development compound. The FTE decrease in 2006 was the result of a contractually pre-defined change in FTE sponsorship by GSK as well as conclusion of the research term under the agreement in June 2006 for all mitotic kinesins except CENP-E. The FTE sponsorship was determined annually by GSK and us in accordance with the annual research plan and contractually predefined FTE support levels. In June 2006, the five-year research term of our strategic alliance with GSK was extended for an additional year under an updated research plan focused only on CENP-E without corresponding FTE reimbursement. Research expense funding decreased by $500,000 in 2006 compared with 2005 and consisted primarily of reimbursements for patent expenses by GSK.

The decrease in research and development revenues from GSK in 2005 compared with 2004 was primarily due to the $3.0 million milestone payment in 2004 for the initiation of the Phase II clinical trials program of ispinesib and a decrease in reimbursements for FTEs in 2005 of $2.1 million compared with 2004. The FTE decrease in 2005 was the result of a contractually pre-defined change in FTE sponsorship by GSK. The FTE sponsorship is determined annually by GSK and us in accordance with the annual research plan and contractually predefined FTE support levels. Research expense funding increased by $600,000 in 2005 compared with 2004 and consisted primarily of reimbursements for patent expenses by GSK.

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

License revenues from related parties represents license revenue from our strategic alliances with GSK and Amgen. License revenue from GSK was $1.4 million in the year ended December 31, 2006 and $2.8 million in each of the years ended December 31, 2005 and 2004. The license revenue from GSK was amortized on a straight-line basis over the agreement’s research term, which ended in June 2006. License revenue from Amgen was $100,000 in the year ended December 31, 2006. As of December 31, 2006, our remaining balance of deferred revenue is $41.9 million, which we expect to amortize on a straight line basis over a period of four years. In January 2007, we recorded an additional $6.9 million as deferred revenue in connection with our collaboration and option agreement with Amgen. The $6.9 million represents the difference between the price paid by Amgen of $9.47 per share and the stock price of $7.48 per share on the last trading day prior to the date of issuance. This premium was recorded as deferred revenue in January 2007 and will be recognized ratably over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is approximately four years.

We anticipate total revenues to be in the range of $11.0 million to $13.0 million for the year ending December 31, 2007, which reflects license revenue and other collaboration revenue.

Research and development expenses

				Increase
	Years Ended December 31,			(Decrease)
	2006	2005	2004	2006	2005
	(In millions)

Research and development expenses	$49.2	$40.6	$39.9	$8.6	$0.7

Research and development expenses increased $8.6 million to $49.2 million in 2006 compared with $40.6 in 2005, and increased $700,000 to $40.6 million in 2005 compared with $39.9 million in 2004. The increase in research and development expenses in 2006 over 2005 was primarily due to increased outsourcing costs related to the manufacture of clinical supplies and clinical trials for our cardiovascular and oncology programs of $4.0 million, along with higher laboratory facilities and lab consumables expense of $2.0 million and personnel costs, including charges for stock-based compensation of $2.6 million. The overall increase in research and development expenses in 2005 over 2004 was primarily due to increased consulting and outsourced services, particularly preclinical and clinical services of $1.2 million, partially offset by a decrease in stock-based compensation expense for employees and non-employees of $400,000 and lab consumables of $100,000.

In 2006, from a program perspective, the increased research and development spending was primarily due to increased spending on our early research programs partially offset by slight decreases in spending on oncology and cardiovascular programs and proprietary technologies. In 2005, from a program perspective, the increased research and development spending was primarily due to the advancement of our cardiovascular and oncology programs, partially offset by decreased spending on proprietary technologies and early research programs. For the years ended December 31, 2006, 2005 and 2004, costs of approximately $6.1 million, $8.6 million and $6.9 million, respectively, were incurred for research and development activities relating to the discovery of mitotic kinesin inhibitors. GSK reimbursed a portion of these costs, for which we recorded as related party revenue, $1.6 million in 2006, $4.5 million in 2005 and $6.1 million in 2004. During the years ended December 31, 2006, 2005 and 2004, costs of approximately $18.1 million, $19.6 million and $14.7 million, respectively, were incurred for research and development activities relating to our cardiovascular research program; costs of $5.8 million, $6.4 million and $9.0 million, respectively, were incurred for our proprietary technologies; and costs of $19.2, $6.0 million and $9.3 million, respectively, were incurred for all other research programs.

Clinical timelines, likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We expect to make determinations as to which research programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate. The lengthy process of seeking regulatory approvals and subsequent compliance with applicable regulations require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining regulatory approvals could cause our research and development expenditures to increase and, in turn, have a material adverse effect on our results of operations.

We expect research and development expenditures to increase in 2007. We expect to advance research and development of our cardiovascular program and will continue clinical trials in 2007 for our cardiac myosin activator drug candidate CK-1827452. Additionally, we intend to initiate a Phase I/II clinical trial for ispinesib in 2007 for the first-line treatment of locally advanced or metastatic breast cancer. We also intend to continue our Phase I/II clinical trial for SB-743921 for non-Hodgkin’s lymphoma. We anticipate research and development expenses to be in the range of $70.0 million to $75.0 million for the year ending December 31, 2007.

General and administrative expenses

	Years Ended			Increase
	December 31,			(Decrease)
	2006	2005	2004	2006	2005
	(In millions)

General and administrative	$15.2	$13.0	$12.0	$2.2	$1.0

General and administrative expenses increased $2.2 million in 2006 compared with 2005, and increased $1.0 million in 2005 compared with 2004. The increase in general and administrative expenses in 2006 compared with 2005 was primarily due to increased expenses related to compensation and benefits, including charges for stock-based compensation, of $2.2 million and higher legal fees of $100,000, partially offset by lower outsourcing costs of $100,000. The increase in general and administrative expenses in 2005 compared with 2004 was primarily due to increased outside services of $600,000, increased legal expenses, including patent costs, of $200,000 and increased general business expenses of $200,000. Other outside services included certain marketing and public relations costs, accounting and audit fees, including costs related to our Sarbanes-Oxley section 404 compliance initiative and other consulting services.

We expect that general and administrative expenses will continue to increase during 2007 due to increasing payroll-related expenses in support of our initial commercialization efforts, business development costs, expanding operational infrastructure, and costs associated with being a public company. We anticipate general and administrative expenses to be in the range of $17.0 million to $19.0 million for the year ending December 31, 2007.

Interest and Other Income and Expense

	Years Ended			Increase
	December 31,			(Decrease)
	2006	2005	2004	2006	2005
	(In millions)

Interest and other income	$4.7	$2.9	$1.8	$1.8	$1.1
Interest and other expense	$(0.5)	$(0.5)	$(0.5)	$—	$—

Interest and other income and expense consist primarily of interest income and interest expense. Interest income is primarily generated from our cash, cash equivalents and investments. Interest and other income was $4.7 million for the year ended December 31, 2006 compared with $2.9 million for the year ended December 31, 2005 and $1.8 million for the year ended December 31, 2004. The $1.8 million increase in interest and other income in 2006 compared with 2005 and the $1.1 million increase in interest and other income in 2005 compared with 2004 were primarily due to increased investment yields resulting from higher market interest rates earned on our invested cash.

Interest expense generally relates to the borrowings under our equipment financing lines. Interest and other expense was $500,000 for each of the years ended December 31, 2006, 2005 and 2004. The total balances outstanding under our equipment financing lines were $10.8 million and $9.4 million as of December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through December 31, 2006, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income. Our cash, cash equivalents and investments totaled $109.5 million at December 31, 2006, an increase of $33.3 million compared with $76.2 million at December 31, 2005. The increase was primarily due to the proceeds from two registered direct offerings and drawdowns under our CEFF completed in 2006.

We have received net proceeds from the sale of equity securities of $303.8 million from August 5, 1997, the date of our inception, through December 31, 2006, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In accordance with our 2001 collaboration and license agreement, GSK made a $14.0 million equity investment in the Company. GSK made additional equity investments in the Company in 2003 and 2004 of $3.0 million and $7.0 million, respectively.

In 2005, we entered into a CEFF with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for the following three years. Subject to certain conditions and limitations, from time to time under the CEFF, at our election, Kingsbridge will purchase newly-issued shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. The minimum acceptable volume weighted average price for determining the purchase price at which our stock may be sold in any pricing period is determined by the greater of $3.50 or 85% of the closing price for our common stock on the day prior to the commencement of the pricing period. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 244,000 shares of our common stock at a price of $9.13 per share, which represents a premium over the closing price of our common stock on the date we entered into the CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. Under the terms of the CEFF, the maximum number of shares we may sell is 5,703,488 (exclusive of the shares underlying the warrant) which, under the rules of the National Association of Securities Dealers, Inc., is approximately the maximum number of shares we may sell to Kingsbridge without approval of our stockholders. This limitation may further limit the amount of proceeds we are able to obtain from the CEFF. We are not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. In 2006, we received gross proceeds of $17.0 million from the drawdown of 2,740,735 shares of common stock pursuant to our CEFF. In 2005, we received gross proceeds of $5.7 million from the draw down and sale of 887,576 shares of common stock to Kingsbridge before offering costs of $178,000.

In January 2006, we entered into a stock purchase agreement with certain institutional investors relating to the issuance and sale of 5,000,000 shares of our common stock at a price of $6.60 per share, for gross offering proceeds of $33.0 million. In connection with this offering, we paid an advisory fee to a registered broker-dealer of $1.0 million. After deducting the advisory fee and the offering costs, we received net proceeds of approximately $32.0 million from the offering. The offering was made pursuant to our shelf registration statement on Form S-3 filed on June 14, 2005 (SEC File No. 333-125786).

In December 2006, we entered into stock purchase agreements with selected institutional investors relating to the issuance and sale of 5,285,715 shares of our common stock at a price of $7.00 per share, for gross offering proceeds of $37.0 million. In connection with this offering, we paid placement agent fees to three registered broker-dealers totaling $1.9 million. After deducting the placement agent fees and the offering costs, we received net proceeds of approximately $34.9 million from the offering. The offering was made pursuant to our shelf registration statements on Form S-3 filed on June 14, 2005 (SEC File No. 333-125786) and October 31, 2006 (SEC File No. 333-138306).

In connection with our entry into the collaboration and option agreement with Amgen, we entered into a common stock purchase agreement that provides for the sale to Amgen of 3,484,806 shares of our common stock at a price per share of $9.47, including a premium of $1.99 per share, and an aggregate purchase price of approximately $33.0 million. These shares were issued, and the related proceeds received, in January 2007.

As of December 31, 2006, we have received $52.9 million in non-equity payments from GSK. We received $4.3 million, $1.3 million and $2.5 million under equipment financing arrangements in 2006, 2005 and 2004, respectively. Interest earned on investments, excluding non-cash amortization of purchase premiums, in the years ending December 31, 2006, 2005 and 2004 was $2.7 million, $3.8 million and $3.4 million, respectively.

Net cash used in operating activities was $47.2 million, $39.5 million and $34.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, and was primarily due to our net losses of $57.1 million, $42.3 million and $37.2 million, respectively.

Deferred revenue increased from $1.4 million at December 31, 2005 to $41.9 million at December 31, 2006 as we amortized the remaining $1.4 million related to the upfront licensing fee from GSK and recorded the upfront license and technology access fee from Amgen of $42.0 million in December 2006. We recognized $1.5 million in license revenue in the year ended December 31, 2006 and $2.8 million in the year ended December 31, 2005.

Net cash used in investing activities of $13.7 million for the year ended December 31, 2006 was primarily due to net purchases of investments in addition to property and equipment purchases. Cash provided by investing activities of $34.5 million for the year ended December 31, 2005 was primarily due to net proceeds from sales and maturities of investments, slightly offset by $1.5 million of property and equipment purchases. Net cash used in investing activities of $65.5 million for the year ended December 31, 2004 was primarily due to purchases of investments and, to a lesser extent, to purchases of property and equipment.

Restricted cash totaled $6.0 million, $5.2 million and $6.0 million at December 31, 2006, 2005, and 2004, respectively. Restricted cash increased in 2006 consistent with an increase in the balance outstanding under our equipment financing line of credit, net of a reduction in the security deposit required by our lender. The balance of restricted cash decreased in 2005 consistent with a decrease in the outstanding balance under our equipment financing line of credit.

Net cash provided by financing activities was $86.7 million, $5.4 million and $102.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash provided by financing activities in 2006 was primarily due to net proceeds from our two public offerings of $66.9 million, proceeds from draw down of our CEFF of $17.0 million and proceeds from equipment financing lines of $4.3 million. Net cash provided by financing activities in 2005 was primarily due to net proceeds from draw down of our CEFF of $5.5 million and proceeds of almost $1.1 million from the issuance of common stock associated with our employee stock plans, partially offset by an overall decrease in our equipment financing line of $1.1 million. Net cash provided by financing activities in 2004 was primarily due to our initial public offering and sale of common stock to GSK.

As of December 31, 2006, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total

Operating leases	$3,099	$6,260	$5,855	$3,334	$18,548
Equipment financing line	3,691	5,421	1,708	15	10,835

Total	$6,790	$11,681	$7,563	$3,349	$29,383

Our long-term commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.

Under the provisions of our amended collaboration and facilities agreement with Portola Pharmaceuticals, Inc., or Portola, we are obligated to reimburse Portola for certain equipment costs incurred by Portola in connection with research and related services that Portola provides to us. These costs were incurred commencing when the equipment became available for use in the second quarter of 2005 through the expiration date of the agreement, December 31, 2005. Our payments to Portola for such equipment costs, totaling $285,000, are scheduled to be made in eight quarterly installments commencing in the first quarter of 2006 and continuing through the fourth quarter of 2007.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We also plan to conduct clinical development of ispinesib for breast cancer and SB-743921 for non-Hodgkin’s lymphoma. We expect to incur significant research and development expenses as we advance the research and development of our cardiac myosin activators for the treatment of heart failure, continue human clinical trials of CK-1827452 in 2007, pursue our other early stage research programs in multiple therapeutic areas, and develop our PUMAtm system, Cytometrix® technologies and other proprietary drug discovery technologies.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:

•	the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decisions with regard to funding of development and commercialization of CK-1827452 or other compounds for the treatment of heart failure under our collaboration;

•	GSK’s decisions with regard to future funding of development of our drug candidates, including GSK-923295 and, if it exercises its option, either or both of ispinesib and SB-743921;

•	our level of funding for other current or future drug candidates;

•	our level of funding for the development of ispinesib, SB-743921 and GSK-923295;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	expanding and advancing our research programs;

•	hiring of additional employees and consultants;

•	expanding our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We believe that our existing cash and cash equivalents and short-term investments, future payments from Amgen and GSK, interest earned on investments, proceeds from equipment financings and the potential proceeds from the CEFF will be sufficient to meet our projected operating requirements for at least the next 12 months. If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. We cannot assure you that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Off-balance Sheet Arrangements

As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Research and development revenues, which are earned under agreements with third parties for contract research and development activities, may include nonrefundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are evaluated under Emerging Issues Task Force, or EITF, No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Nonrefundable license fees are recognized as revenue as we perform under the applicable agreement. Where the level of effort is relatively consistent over the performance period, we recognize total fixed or determined revenue on a straight-line basis over the estimated period of expected performance.

We recognize milestone payments as revenue upon achievement of the milestone provided the milestone payment is nonrefundable, substantive effort and risk is involved in achieving the milestone and the amount of the milestone is reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract as we complete our performance obligations.

Research and development revenues and cost reimbursements are based upon negotiated rates for our FTEs and actual out-of-pocket costs. FTE rates are intended to approximate our anticipated costs. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful. In revenue arrangements in which both parties make payments to each other, we will evaluate the payments in accordance with the provisions of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” to determine whether payments made by us will be recognized as a reduction of revenue or as expense. In accordance with EITF 01-9, revenue recognized by us may be reduced by payments made to the other party under the arrangement unless we receive a separate and identifiable benefit in exchange for the payments and we can reasonably estimate the fair value of the benefit received.

Grant revenues are recorded as research is performed. Grant revenues are not refundable.

Preclinincal Study and Clinical Trial Accruals

A substantial portion of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations, or CROs, and other vendors. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs and review of contractual terms. Our estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors. If we have incomplete or inaccurate data, we may under-or overestimate activity levels associated with various studies or trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity levels become known. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for share-based payment awards made to employees and directors including employee stock options and employee stock purchases. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award. We elected the modified prospective transition method for awards granted subsequent to April 29, 2004, the date of our initial public offering, and the prospective transition method for awards granted prior to our initial public offering. Prior periods are not revised for comparative purposes under either transition method. Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and complied with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure: an Amendment of FASB Statement No. 123.”

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services.”

As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of adopting FIN No. 48 on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. SFAS No. 157 applies under the other accounting standards that require or permit fair value measurements. Accordingly, it does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact, if any, on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows and results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Sensitivity

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash and cash equivalents and short- and long-term investments in a variety of interest-bearing instruments, including U.S. government and agency securities, high grade municipal and U.S. corporate bonds, commercial paper, certificates of deposit and money market funds. Our investment portfolio of short-term investments is subject to interest rate risk, and will fall in value if market interest rates increase. Our cash and cash equivalents are invested in highly liquid securities with original maturities of three months or less at the time of purchase; consequently, we do not consider our cash and cash equivalents to be subject to significant interest rate risk and have therefore excluded them from the table below. On the liability side, our equipment financing lines carry fixed interest rates and therefore also may be subject to changes in fair value if market interest rates fluctuate. We do not have any foreign currency or derivative financial instruments.

The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio and equipment financing lines (dollars in thousands):

								Fair Value at
								December 31,
	2007	2008	2009	2010	2011	2012	Total	2006

Assets:
Short-term investments	$70,155	—	—	—	—	—	$70,155	$70,155
Average interest rate	5.29%	—	—	—	—	—	5.29%

Liabilities:
Equipment financing lines	$3,691	$3,735	$1,686	$1,266	$442	$15	$10,835	$10,455
Average interest rate	5.04%	5.11%	6.22%	6.70%	7.37%	7.36%	5.54%

ITEM 8.	Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytokinetics, Incorporated:

We have completed integrated audits of Cytokinetics, Incorporated’s 2006 and 2005 financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Cytokinetics, Incorporated at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, CA
March 9, 2007

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$39,387	$13,515
Short-term investments	70,155	62,697
Related party accounts receivable	42,071	576
Related party notes receivable — short-term portion	160	151
Prepaid and other current assets	1,848	1,925

Total current assets	153,621	78,864
Property and equipment, net	9,202	6,178
Related party notes receivable — long-term portion	292	451
Restricted cash	6,034	5,172
Other assets	367	796

Total assets	$169,516	$91,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,838	$2,352
Accrued liabilities	7,466	4,137
Related party payables and accrued liabilities	164	649
Short-term portion of equipment financing lines	3,691	2,726
Short-term portion of deferred revenue	12,234	1,400

Total current liabilities	26,393	11,264
Long-term portion of equipment financing lines	7,144	6,636
Long-term portion of deferred revenue	29,666	—

Total liabilities	63,203	17,900

Commitments (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 120,000,000 shares
Issued and outstanding: 43,283,558 shares in 2006 and 29,710,895 shares in 2005	43	30
Additional paid-in capital	338,078	249,521
Deferred stock-based compensation	(1,094)	(2,452)
Accumulated other comprehensive loss	(75)	(14)
Deficit accumulated during the development stage	(230,639)	(173,524)

Total stockholders’ equity	106,313	73,561

Total liabilities and stockholders’ equity	$169,516	$91,461

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

				Period from
				August 5, 1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2006	2005	2004	2006
	(In thousands, except per share data)

Revenues:
Research and development revenues from related party	$1,622	$4,978	$9,338	$38,865
Research and development, grant and other revenues	4	1,134	1,304	2,955
License revenues from related parties	1,501	2,800	2,800	14,101

Total revenues	3,127	8,912	13,442	55,921

Operating expenses:
Research and development(1)	49,225	40,570	39,885	230,100
General and administrative(1)	15,240	12,975	11,991	68,740

Total operating expenses	64,465	53,545	51,876	298,840

Operating loss	(61,338)	(44,633)	(38,434)	(242,919)
Interest and other income	4,746	2,916	1,785	16,451
Interest and other expense	(523)	(535)	(549)	(4,171)

Net loss	$(57,115)	$(42,252)	$(37,198)	$(230,639)

Net loss per common share — basic and diluted	$(1.56)	$(1.48)	$(1.88)

Weighted-average number of shares used in computing net loss per common share — basic and diluted	36,618	28,582	19,779

(1) Includes the following stock-based compensation charges:
Research and development	$2,530	$790	$1,150	$5,380
General and administrative	2,111	637	726	3,815

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Issuance of common stock upon exercise of stock options for cash at $0.015 per share	147,625	$—	$2	$—	$—	$—	$2
Issuance of common stock to founders at $0.015 per share in exchange for cash in January 1998	563,054	1	7	—	—	—	8
Net loss	—	—	—	—	—	(2,015)	(2,015)

Balances, December 31, 1998	710,679	1	9	—	—	(2,015)	(2,005)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	287,500	—	69	—	—	—	69
Issuance of warrants, valued using Black-Scholes model	—	—	41	—	—	—	41
Deferred stock-based compensation	—	—	237	(237)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	123	—	—	123
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(7,341)	(7,341)

Total comprehensive loss	—	—	—	—	—	—	(7,349)

Balances, December 31, 1999	998,179	1	356	(114)	(8)	(9,356)	(9,121)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	731,661	1	194	—	—	—	195
Deferred stock-based compensation	—	—	93	(93)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	101	—	—	101
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	(13,079)	(13,079)

Total comprehensive loss	—	—	—	—	—	—	(12,993)

Balances, December 31, 2000	1,729,840	2	643	(106)	78	(22,435)	(21,818)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	102,480	—	56	—	—	—	56
Repurchase of common stock	(33,334)	—	(19)	—	—	—	(19)
Compensation expense for acceleration of options	—	—	20	—	—	—	20
Deferred stock-based compensation	—	—	45	(45)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	93	—	—	93
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	(15,874)	(15,874)

Total comprehensive loss	—	—	—	—	—	—	(15,684)

Balances, December 31, 2001	1,798,986	$2	$745	$(58)	$268	$(38,309)	$(37,352)

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	131,189	$—	$68	$—	$—	$—	$68
Repurchase of common stock	(3,579)	—	(2)	—	—	—	(2)
Deferred stock-based compensation	—	—	(2)	2	—	—	—
Amortization of deferred compensation	—	—	—	6	—	—	6
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	(23,080)	(23,080)

Total comprehensive loss	—	—	—	—	—	—	(23,308)

Balances, December 31, 2002	1,926,596	2	809	(50)	40	(61,389)	(60,588)
Issuance of common stock upon exercise of stock options for cash at $0.20-$1.20 per share	380,662	—	310	—	—	—	310
Stock-based compensation	—	—	158	—	—	—	158
Deferred stock-based compensation	—	—	4,369	(4,369)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	768	—	—	768
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(32,685)	(32,685)

Total comprehensive loss	—	—	—	—	—	—	(32,679)

Balances, December 31, 2003	2,307,258	2	5,646	(3,651)	46	(94,074)	(92,031)
Issuance of common stock upon initial public offering at $13.00 per share, net of issuance costs of $9,151	7,935,000	8	93,996	—	—	—	94,004
Issuance of common stock to related party for $13.00 per share	538,461	1	6,999	—	—	—	7,000
Issuance of common stock to related party	37,482	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	17,062,145	17	133,155	—	—	—	133,172
Issuance of common stock upon cashless exercise of warrants	115,358	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash at $0.20-$6.50 per share	404,618	—	430	—	—	—	430
Issuance of common stock pursuant to ESPP at $8.03 per share	69,399	—	557	—	—	—	557
Stock-based compensation		—	278	—	—	—	278
Deferred stock-based compensation	—	—	2,198	(2,198)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,598	—	—	1,598
Repurchase of unvested stock	(16,548)	—	(20)	—	—	—	(20)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	(234)	—	(234)
Net loss				—	—	(37,198)	(37,198)

Total comprehensive loss	—	—	—	—	—	—	(37,432)

Balances, December 31, 2004	28,453,173	$28	$243,239	$(4,251)	$(188)	$(131,272)	$107,556

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	196,703	$1	$370	$—	$—	$—	$371
Issuance of common stock pursuant to ESPP at $4.43 per share	179,520	—	763	—	—	—	763
Issuance of common stock upon cashless exercise of warrants	14,532	—	—	—	—	—	—
Issuance of common stock upon drawdown of committed equity financing facility at $6.13-$7.35 per share, net of issuance costs of $178	887,576	1	5,546	—	—	—	5,547
Stock-based compensation	—	—	67		—	—	67
Amortization of deferred stock-based compensation, net of cancellations	—	—	(439)	1,799	—	—	1,360
Repurchase of unvested stock	(20,609)	—	(25)	—	—	—	(25)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	174	—	174
Net loss				—	—	(42,252)	(42,252)

Total comprehensive loss	—	—	—	—	—	—	(42,078)

Balances, December 31, 2005	29,710,895	30	249,521	(2,452)	(14)	(173,524)	73,561
Issuance of common stock upon exercise of stock options for cash at $0.20-$7.10 per share	354,502	—	559	—	—	—	559
Issuance of common stock pursuant to ESPP at a weighted price of $4.43 per share	193,248	—	856	—	—	—	856
Issuance of common stock pursuant to registered direct offerings at $6.60 and $7.00 per share, net of issuance costs of $3,083	10,285,715	10	66,907	—	—	—	66,917
Issuance of common stock upon drawdown of committed equity financing facility at $5.53-$7.02 per share	2,740,735	3	16,954	—	—	—	16,957
Stock-based compensation	—	—	3,421	—	—	—	3,421
Amortization of deferred stock-based compensation, net of cancellations	—	—	(138)	1,358	—	—	1,220
Repurchase of unvested stock	(1,537)	—	(2)	—	—	—	(2)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	(61)	—	(61)
Net loss				—	—	(57,115)	(57,115)

Total comprehensive loss	—	—	—	—	—	—	(57,176)

Balances, December 31, 2006	43,283,558	$43	$338,078	$(1,094)	$(75)	$(230,639)	$106,313

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

				Period from
				August 5, 1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2006	2005	2004	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(57,115)	$(42,252)	$(37,198)	$(230,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,927	3,062	3,276	18,160
(Gain) loss on disposal of equipment	(8)	25	14	334
Gain on sale of investments	—	—	—	(84)
Allowance for doubtful accounts	—	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	—	41
Non-cash interest expense	92	92	92	335
Non-cash compensation expense for acceleration of options	—	—	—	20
Non-cash forgiveness of loan to officer	107	60	—	253
Stock-based compensation	4,643	1,427	1,876	9,195
Changes in operating assets and liabilities:
Accounts receivable	—	—	74	—
Related party accounts receivable	(41,515)	(544)	136	(42,391)
Prepaid and other assets	413	565	(408)	(2,075)
Accounts payable	852	(191)	113	2,364
Accrued liabilities	2,419	519	697	6,516
Related party payables and accrued liabilities	(485)	553	96	164
Deferred revenue	40,500	(2,800)	(2,800)	41,900

Net cash used in operating activities	(47,170)	(39,484)	(34,032)	(195,716)

Cash flows from investing activities:
Purchases of investments	(143,046)	(89,326)	(189,451)	(593,203)
Proceeds from sales and maturities of investments	135,527	123,995	124,230	523,059
Purchases of property and equipment	(5,370)	(1,465)	(1,400)	(26,328)
Proceeds from sale of property and equipment	6	20	—	50
(Increase) decrease in restricted cash	(862)	808	1,069	(6,034)
Issuance of related party notes receivable	—	—	—	(1,146)
Proceeds from repayments of notes receivable	63	460	46	570

Net cash provided by (used in) investing activities	(13,682)	34,492	(65,506)	(103,032)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	94,004	94,004
Proceeds from sale of common stock to related party	—	—	7,000	7,000
Proceeds from public offerings, net of issuance costs	66,917	—	—	66,917
Proceeds from draw down of Committed Equity Financing Facility, net of issuance costs	16,957	5,547	—	22,504
Proceeds from other issuances of common stock	1,378	1,054	927	4,245
Proceeds from issuance of preferred stock, net of issuance costs	—	—	—	133,172
Repurchase of common stock	(2)	(25)	(20)	(68)
Proceeds from equipment financing lines	4,347	1,280	2,523	21,954
Repayment of equipment financing lines	(2,873)	(2,410)	(2,113)	(11,593)

Net cash provided by financing activities	86,724	5,446	102,321	338,135

Net increase in cash and cash equivalents	25,872	454	2,783	39,387
Cash and cash equivalents, beginning of period	13,515	13,061	10,278	—

Cash and cash equivalents, end of period	$39,387	$13,515	$13,061	$39,387

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

The Company’s registration statement for its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission on April 29, 2004. The Company’s common stock commenced trading on the NASDAQ National Market, now the NASDAQ Global Market, on April 29, 2004 under the trading symbol “CYTK”.

Prior to achieving profitable operations, the Company intends to fund operations through the additional sale of equity securities, payments from strategic collaborations, government grant awards and debt financing.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment is affected principally by conditions or occurrences within Amgen Inc. (“Amgen”), and GlaxoSmithKline (“GSK”), its primary strategic partners. Less than 10% of total revenues for the year ended December 31, 2006 were derived from Amgen. We earned no revenues from Amgen prior to 2006. Accounts receivable from Amgen totaled $42.0 million at December 31, 2006 and none at December 31, 2005 and were included in related party accounts receivable. Approximately 97% of revenues for the year ended December 31, 2006, 87% of revenues for the year ended December 31, 2005 and 90% of revenues for the year ended December 31, 2004 were derived from GSK. Accounts receivable from GSK totaled $45,000 at December 31, 2006 and $569,000 at December 31, 2005 and were included in related party accounts receivable. See also Note 5, “Related Party Transactions,” below regarding collaboration agreements with Amgen and GSK. Revenues from AstraZeneca AB (“AstraZeneca”) were none in the year ended December 31, 2006, 13% of total

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

revenues in the year ended December 31, 2005, and less than 10% of total revenues in the year ended December 31, 2004.

Drug candidates developed by the Company may require approvals or clearances from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercialized sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company were to be denied approval or clearance or any such approval or clearance were to be delayed, it would have a material adverse impact on the Company.

The Company’s operations and employees are located in the United States. In the years ended December 31, 2006, 2005 and 2004, all of the Company’s revenues were received from entities located in the United States or from United States affiliates of foreign corporations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Investments

The Company invests in U.S. corporate, municipal and government agency bonds, commercial paper and certificates of deposit. The maturities of the investments range from three months to one year, with the exception of variable rate obligations as discussed below. The Company has classified its investments as available-for-sale and, accordingly, carries such amounts at fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method. Realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company periodically evaluates these investments for other-than-temporary impairment.

The Company invests in investment-grade variable-rate municipal debt obligations. The variable interest rates of these asset-backed securities typically reset every 28 days. Despite the long-term nature of the stated contractual maturities of these securities, the Company has the ability to quickly liquidate them. Accordingly, the securities are classified as short-term available-for-sale investments and are recorded at fair value. The balance of these investments was $29.9 million at December 31, 2006 and $55.7 million at December 31, 2005. Due to the resetting variable rates of these securities, their fair value generally approximates cost. There were no realized gains or losses from these investments during the years ended December 31, 2006, 2005 or 2004 and no cumulative unrealized gain or loss at December 31, 2006 or 2005. All income generated from these investments was recorded as interest income.

All other available-for-sale investments are classified as short- or long-term investments according to their contractual maturities.

Restricted Cash

In accordance with the terms of the Company’s line of credit agreement with GE Capital, the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $6.0 million and $5.2 million at December 31, 2006 and 2005, respectively, and was classified as restricted cash.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities included in the Company’s financial statements, the carrying amounts are reasonable estimates of fair value due to their short maturities. Estimated fair values for marketable securities, which are separately disclosed in Note 3, “Investments”, are based on quoted market prices for the same or similar instruments. Based on borrowing rates currently available to the Company, the fair value of the equipment financing lines is $10.5 million compared to the book value of $10.8 million.

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

Impairment of Long-lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2006, there have been no such impairments.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Research and development revenues, which are earned under agreements with third parties for contract research and development activities, may include nonrefundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are evaluated under Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Nonrefundable license fees are recognized as revenue as the Company performs under the applicable agreement.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Where the level of effort is relatively consistent over the performance period, the Company recognizes total fixed or determined revenue on a straight-line basis over the estimated period of expected performance.

The Company recognizes milestone payments as revenue upon achievement of the milestone provided the milestone payment is nonrefundable, substantive effort and risk is involved in achieving the milestone and the amount of the milestone is reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions are not met, the Company defers the milestone payment and recognizes it as revenue over the estimated period of performance under the contract as the Company completes its performance obligations.

Research and development revenues and cost reimbursements are based upon negotiated rates for full time equivalent employees of the Company and actual out-of-pocket costs. Rates for full time equivalent employees are intended to approximate the Company’s anticipated costs. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful. In revenue arrangements in which both parties make payments to each other, the Company will evaluate the payments in accordance with the provisions of EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” to determine whether payments made by us will be recognized as a reduction of revenue or as expense. In accordance with EITF No. 01-9, revenue recognized by the Company may be reduced by payments made to the other party under the arrangement unless the Company receives a separate and identifiable benefit in exchange for the payments and the Company can reasonably estimate the fair value of the benefit received.

Grant revenues are recorded as research is performed. Grant revenues are not refundable.

Preclinincal Study and Clinical Trial Accruals

A substantial portion of our preclinical studies and all of the Company’s clinical trials have been performed by third-party contract research organizations (“CROs”) and other vendors. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date. The Company monitors patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs, and review of contractual terms. The Company’s estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors. If we have incomplete or inaccurate data, we may under- or overestimate activity levels associated with various studies or trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity level become known. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segment Reporting

The Company has determined that it operates in only one segment.

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

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net loss	$(57,115)	$(42,252)	$(37,198)

Denominator:
Weighted-average number of common shares outstanding	36,634	28,648	19,966
Less: Weighted-average shares subject to repurchase	(16)	(66)	(187)

Weighted-average number of common shares used in computing basic and diluted net loss per share	36,618	28,582	19,779

The following outstanding options, common stock subject to repurchase, warrants and shares issuable under the Employee Stock Purchase Plan (“ESPP”) were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Years Ended December 31,
	2006	2005	2004

Options to purchase common stock	4,033	3,282	2,645
Common stock subject to repurchase	3	34	120
Warrants to purchase common stock	244	294	70
Shares issuable related to the ESPP	43	41	47

Total shares	4,323	3,651	2,882

Stock-based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment”, which establishes accounting for share-based payment awards made to employees and directors including employee stock options and employee stock purchases. Under the provisions of this statement, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award. The Company elected the modified prospective transition method for awards granted subsequent to April 29, 2004, the date of its IPO, and the prospective transition method for awards granted prior to its IPO. Prior periods are not revised for comparative purposes under either transition method. The following table summarizes stock-based

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

compensation related to employee stock options and employee stock purchases under SFAS No. 123R, including amortization of deferred compensation recognized under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (in thousands):

Year Ended
December 31, 2006

Research and development	$2,532
General and administrative	2,111

Stock-based compensation included in operating expenses	$4,643

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The key input assumptions used to estimate fair value of these awards include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected dividend yield, if any.

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended
	December 31, 2006
	Employee
	Stock Options	ESPP

Risk-free interest rate	4.68%	4.91%
Volatility	74%	72%
Expected life (in years)	6.08	1.25
Expected dividend yield	0.00%	0.00%

The Company estimates the expected term of options granted by taking the average of the vesting term and the contractual term of the options, referred to as the simplified method in accordance with SAB No. 107, “Share-Based Payment”. The Company estimates the volatility of our common stock by using an average of historical stock price volatility of comparable companies. The risk-free interest rate that the Company uses in the option pricing model is based on the U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the options. The Company does not anticipate paying dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only on those awards that are expected to vest.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s net loss for the year ended December 31, 2006 was $3.4 million higher than if it had continued to account for stock-based compensation under APB No. 25. Basic and diluted net loss per share for the year ended December 31, 2006 would have been $1.47 if the Company had not adopted SFAS No. 123R compared to reported basic and diluted loss per share of $1.56.

As of December 31, 2006, there was $7.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans under SFAS No. 123R, which is expected to be recognized over a weighted-average period of 2.6 years.

The Company amortizes deferred stock-based compensation recorded prior to the adoption of SFAS No. 123R for stock options granted prior to our IPO. Fair value of these awards has been calculated at grant date using the intrinsic value method as prescribed in APB No. 25. At December 31, 2006, the balance of deferred stock based compensation was $1.1 million. The remaining balance of deferred employee stock-based compensation will be

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

amortized in future years as follows, assuming no cancellations of the related stock options: $0.8 million in 2007 and $0.3 million in 2008.

Prior to January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with APB No. 25 and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and complied with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure: an Amendment of FASB Statement No. 123.” The following table illustrates the effects on net loss and loss per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee awards except for those options granted prior to the Company’s IPO in April 2004, which were valued for proforma disclosure purposes using the minimum value method (in thousands, except per share data):

	Year Ended December 31,
	2005	2004

Net loss, as reported	$(42,252)	$(37,198)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(1,947)	(925)

Adjusted net loss	$(44,199)	$(38,123)

Net loss per common share, basic and diluted:
As reported	$(1.48)	$(1.88)

Adjusted	$(1.55)	$(1.93)

The value of each employee stock option granted is estimated on the date of grant under the fair value method using the Black-Scholes option pricing model. Prior to our IPO on April 29, 2004, the value of each employee stock option grant was estimated on the date of grant using the minimum value method. Under the minimum value method, a volatility factor of 0% is assumed. The value of share-based payments was estimated based the following weighted average assumptions:

	Employee
	Stock Options		ESPP
	Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004

Risk-free interest rate	4.18%	3.13%	3.47%	2.15%
Volatility	78%	75%	79%	76%
Expected life (in years)	5.0	5.0	1.25	1.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

On November 10, 2005, the FASB issued FASB Staff Position (“FAS”) No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FAS No. 123R-3”). We have elected to adopt the alternative transition method provided in FAS No. 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based payments, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact, if any, on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact, if any, on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows and results of operations.

Note 2 —	Supplementary Cash Flow Data

Supplemental cash flow information was as follows (in thousands):

				Period from
				August 5, 1997
	Years Ended December 31,			(Date of Inception) to
	2006	2005	2004	December 31, 2006

Cash paid for interest	$439	$417	$428	$2,993
Cash paid for income taxes	1	1	1	9
Significant non-cash investing and financing activities:
Deferred stock-based compensation	—	—	2,198	6,940
Purchases of property and equipment through accounts payable	1,554	843	357	1,554
Purchases of property and equipment through trade in value of disposed property and equipment	131	2	35	258
Penalty on restructuring of equipment financing lines	—	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172	133,172

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3 —	Investments

The amortized cost and fair value of short-term investments at December 31, 2006 and 2005 were as follows (in thousands):

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates

Short-term investments:
US corporate bonds	$24,325	$1	$(21)	$24,305	1/07 — 6/07
Government agencies bonds	15,987	—	(37)	15,950	1/07 — 5/07
Municipal bonds (taxable)	29,900	—	—	29,900	1/07

Total short-term investments	$70,212	$1	$(58)	$70,155

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates

Short-term investments:
US corporate bonds	$4,011	$—	$(7)	$4,004	1/06 — 3/06
Government agencies bonds	3,000	—	(7)	2,993	2/06 — 3/06
Municipal bonds (taxable)	55,700	—	—	55,700	1/06

Total short-term investments	$62,711	$—	$(14)	$62,697

Interest income was $4.7 million, $2.9 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, and $16.0 million for the period August 5, 1997 (inception) through December 31, 2006.

As of December 31, 2006, none of the Company’s short-term investments had been in a continuous loss position for twelve months or longer, and none of its investments with unrealized losses of less than twelve months were deemed to be other-than-temporarily impaired. The unrealized losses on the Company’s investments in U.S. corporate and U.S. government agencies bonds at December 31, 2006 were primarily caused by rising interest rates. We believe that it is probable that the Company will be able to collect all contractual cash flows from the U.S. corporate bonds and U.S. government agencies bonds based on their high credit quality and short maturities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the unrealized losses on the investments are attributable to changes in the interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

As of December 31, 2005, the gross unrealized losses and fair values of the Company’s investments with unrealized losses that were not deemed to be other-than-temporarily impaired were as follows (in thousands):

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company was able to collect all contractual cash flows related to the U.S. corporate bonds and U.S. government agencies bonds held at December 31, 2005 and no realized losses were incurred. The unrealized losses on the Company’s investments in U.S. corporate and U.S. government agencies bonds at December 31, 2005 were primarily caused by rising interest rates.

Note 4 —	Balance Sheet Components

	December 31,
	2006	2005

Property and equipment, net (in thousands):
Laboratory equipment	$18,249	$14,820
Computer equipment and software	3,692	3,606
Office equipment, furniture and fixtures	368	347
Leasehold improvements	2,796	828

	25,105	19,601
Less: Accumulated depreciation and amortization	(15,903)	(13,423)

	$9,202	$6,178

Property and equipment pledged as collateral against outstanding borrowings under the Company’s equipment financing lines totaled $18.1 million, less accumulated depreciation of $13.2 million, at December 31, 2006 and $15.6 million, less accumulated depreciation of $10.5 million, at December 31, 2005.

	December 31,
	2006	2005

Accrued liabilities (in thousands):
Consulting and professional fees	$3,938	$1,342
Bonus	1,336	1,319
Vacation and other payroll related	1,222	1,126
Other accrued expenses	970	350

	$7,466	$4,137

Interest receivable on short-term investments of $50,000 and $200,000 is included in prepaid and other current assets at December 31, 2006 and 2005, respectively.

Note 5 —	Related Party Transactions

Research and Development Arrangements

In 2001, the Company entered into a collaboration and license agreement with the GSK, establishing a strategic alliance to discover, develop and commercialize small molecule drugs for the treatment of cancer and other diseases. Under this agreement, GSK agreed to pay the Company an upfront licensing fee for rights to certain technologies and milestone payments regarding performance and developments within agreed-upon projects. In conjunction with these projects, GSK agreed to reimburse the Company’s costs associated with the strategic alliance. In accordance with the agreement, in 2001 GSK made a $14.0 million equity investment in the Company. In 2001, the Company also received $14.0 million for the upfront licensing fee, which was recognized ratably over the initial five-year research term of the agreement. In the years ended December 31, 2006, 2005 and 2004, the Company recognized $1.4 million, $2.8 million and $2.8 million, respectively, as license revenue under this agreement. At December 31, 2006 and 2005, license revenue of none and $1.4 million, respectively, under this

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

agreement was deferred. The Company received and recognized as revenue $1.6 million, $4.5 million and $6.1 million in full time equivalent (“FTE”) and other expense reimbursements for the years ended December 31, 2006, 2005 and 2004, respectively, and $31.9 million in the period from August 5, 1997 (inception) through December 31, 2006. The Company also received and recognized as revenue none, $500,000, and $3.3 million in performance milestone payments under the agreement for the years ended December 31, 2006, 2005 and 2004, respectively, and $7.0 million in the period from August 5, 1997 (inception) through December 31, 2006 as no ongoing performance obligations existed with respect to this aspect of the agreement.

Under the November 2006 amendment to the agreement, the Company assumed responsibility, at its expense, for the continued research, development and commercialization of inhibitors of kinesin spindle proteins, including ispinesib and SB-743921, and other mitotic kinesins. Under the November 2006 amendment, the Company’s development of ispinesib and SB-743921 is subject to GSK’s option to resume responsibility for the development and commercialization of either or both drug candidates during a defined period. If GSK exercises its option for a drug candidate, it will pay the Company an option fee equal to the costs the Company independently incurred for that drug candidate, plus a premium intended to compensate for the cost of capital associated with such costs, subject to an agreed limit for such costs and premium. Upon GSK exercising its option for a drug candidate, the Company may receive additional pre-commercialization milestone payments with respect to such drug candidate and increased royalties on net sales of any resulting product, in each case, beyond those contemplated under the original agreement. If GSK does not exercise its option for a drug candidate, the Company will be obligated to pay royalties to GSK on the sales of any resulting products. The November 2006 amendment supersedes a previous amendment to the collaboration agreement dated September 2005, which specifically related to SB-743921.

CENP-E is the focus of translational research activities being conducted by GSK and the Company, and development activities being conducted by GSK. The ongoing activities for CENP-E are coordinated under an agreed joint research program during an extended research term under the June 2006 amendment to the collaboration and license agreement.

For those drug candidates that GSK develops under the strategic alliance, the Company can elect to co-fund certain later-stage development activities which would increase its potential royalty rates on sales of resulting drugs and provide the Company with the option to secure co-promotion rights in North America. If the Company exercises its co-promotion option, then it is entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.

GSK made additional equity investments in the Company in 2003 and 2004 of $3.0 million and $7.0 million, respectively.

On December 29, 2006, the Company entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure. The agreement provides a non-exclusive license and access to certain technology, as well as providing Amgen an option to participate in future development and commercialization of the CK-1827452 world-wide, excluding Japan. Under the terms of the agreement, the Company will receive an upfront, non-refundable license and technology access fee of $42.0 million from Amgen, which we will recognize ratably over the maximum term of the non-exclusive license, which is four years. Management determined that the obligations under the non-exclusive license did not meet the requirement for separate units of accounting and therefore should be recognized as a single unit of accounting. During the initial research term of the collaboration and option agreement, in addition to performing research at our own expense, the Company will conduct all development activities at our own expense for CK-1827452 in accordance with an agreed upon development plan. Amgen’s option is exercisable during a defined period the ending of which is dependent upon satisfaction of certain conditions, primarily CK-1827452 being developed to meet pre-defined criteria in Phase IIa clinical trials conducted during the initial research term. To exercise its option, Amgen is required to pay a non-refundable fee of $50.0 million and thereafter would have an exclusive license. On exercise of the option, the

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company is required to transfer all data and know-how necessary to enable Amgen to assume responsibility for development and commercialization of CK-1827452 and related compounds, which Amgen will perform at its sole expense. Development services, if any, performed by the Company after commencement of the exclusive license term will be reimbursed by Amgen. Under the terms of the agreement, the Company may be eligible to receive pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on CK-1827452 and other potential products arising from research under the collaboration as well as royalties that escalate based on increasing levels of the annual net sales of products commercialized under the agreement. The agreement also provides for the Company to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If the Company elects to co-fund such costs, it would be entitled to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense. If Amgen elects not to exercise its option on CK-1827452, the Company may then proceed to independently develop CK-1827452 and the research collaboration would terminate. In 2006, the Company recognized $100,000 in license revenue under the agreement.

In connection with entering into the collaboration and option agreement, the Company also entered into a common stock purchase agreement (the “CSPA”) with Amgen, which provides for the sale of 3,484,806 shares of the Company’s common stock at a price per share of $9.47 and an aggregate purchase price of approximately $33.0 million. (See Note 13 “Subsequent Events”).

In 1998, the Company entered into a licensing agreement with certain universities where the Company’s founding scientists are also affiliates of the universities. The Company agreed to pay technology license fees, as well as milestone payments for technology developed under the licensing agreement. The Company is also obligated to make minimum royalty payments, as specified in the agreement, commencing the year of product market introduction or upon an agreed upon anniversary of the licensing agreement. The Company paid $59,000, $67,000 and $201,000 to the universities under this agreement in 2006, 2005 and 2004, respectively, and $1,023,000 in the period August 5, 1997 (inception) through December 31, 2006.

Other

In August 2004, the Company entered into a collaboration and facilities agreement with Portola Pharmaceuticals, Inc. (“Portola”), replacing a verbal agreement entered into in December 2003. Under the agreement, Portola provided research and related services and access to a portion of their facilities to support such services. Charles J. Homcy, M.D., is the President and CEO of Portola, a member of the Company’s Board of Directors and a consultant to the Company. In the years ended December 31, 2006, 2005 and 2004, the Company incurred expenses of $913,000, $1.4 million and $1.2 million, respectively, for research services provided under this agreement. No such expenses were incurred prior to 2004. In March 2005, the agreement was amended to provide for the purchase and use of certain equipment by Portola in connection with Portola providing research and related services to the Company and the Company’s reimbursement to Portola of $285,000 for the equipment in eight quarterly payments from January 2006 through October 2007. The entire equipment reimbursement of $285,000 was recognized in expenses in 2005. In March 2006, the agreement was amended to extend it through December 31, 2006 and update certain pricing and other terms and conditions. Accounts payable and accrued liabilities at December 31, 2006 and 2005 included $164,000 and $649,000, respectively, payable to Portola for such services. The Company also paid consulting fees to Dr. Homcy of $25,000 in 2006 and 2005 and $27,000 in 2004.

In August 2006, the Company entered into an agreement with Portola whereby Portola sub-subleased approximately 2,500 square feet of office space from the Company at a monthly rate of $1.75 per square foot. The term of the agreement commenced on August 22, 2006 and continued until October 31, 2006, with the option to extend on a month-to-month basis thereafter. Sublease income from this agreement offsets rent expense. In February 2007, Portola notified us of their intent to terminate the sublease agreement (see Note 13 “Subsequent Events”).

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

In 2001 and 2002, the Company extended loans for $200,000 and $100,000, respectively, to certain officers of the Company. The loans accrue interest at 5.18% and 5.75% and are scheduled to mature on November 12, 2010 and July 12, 2008, respectively. In 2002 the Company extended loans totaling $650,000 to various certain officers and employees of the Company. The loans accrue interest at rates ranging from 4.88% to 5.80% and have scheduled maturities on various dates between 2005 and 2011. Certain of the loans are collateralized by the common stock of the Company owned by the officers and by stock options and were repaid in full no later than eighteen months after the Company’s IPO date of April 29, 2004. Certain of the loans will be forgiven if the officers remain with the Company through the maturation of their respective loans. The Company did not extend any loans to officers or employees of the Company subsequent to 2002. Principal repayments totaled $63,000 and $461,000 and principal forgiven totaled $88,000 and $38,000 in 2006 and 2005, respectively. A total of $451,000 and $602,000 was outstanding on these loans at December 31, 2006 and 2005 and was classified as related party notes receivable. Interest receivable on these loans totaled $5,000 at December 31, 2006 and $6,000 at December 31, 2005 and was included in related party accounts receivable.

Note 6 —	Other Research and Development Arrangements

In 2003, the Company entered into a strategic alliance with AstraZeneca to develop a new application of the Company’s Cytometrix® technology. Under the agreement, AstraZeneca agreed to reimburse certain of the Company’s costs over a two-year research term, pay licensing fees to the Company, and, upon the successful achievement of certain agreed-upon performance criteria, make a milestone payment to the Company. The Company received and recognized FTE reimbursements of none, $1.1 million and $1.2 million in the years ended December 31, 2006, 2005 and 2004, respectively and $2.4 million in the period from August 5, 1997 (inception) through December 31, 2006. The research term of our collaboration and license agreement with AstraZeneca expired in December 2005, and we formally terminated that agreement in August 2006.

Note 7 —	Equipment Financing Line

In July 2002, the Company entered into a financing agreement with GE Capital under which the Company could borrow up to $7.5 million through a financing line of credit, which was subsequently refinanced. In 2002, 2003 and 2004 the Company executed draws on this line of credit totaling approximately $7.5 million with effective interest rates ranging from 4.25% to 8.77%. This financing line of credit expired on January 1, 2004 and no additional borrowings are available to the Company under it. As of December 31, 2006, the balance of equipment loans outstanding under this line was approximately $4.8 million.

In January 2004, the Company entered into a financing agreement with GE Capital under which the Company could borrow up to $4.5 million under a financing line of credit expiring December 31, 2006. The Company executed draws aggregating $2.0 million, $1.3 million and $900,000 during 2006, 2005 and 2004, respectively at interest rates ranging from 4.56% to 7.44%. In October 2006, the Company was informed by GE Capital that the amounts available under this equipment line had been reduced by approximately $0.3 million. As of December 31, 2006, the balance of equipment loans outstanding under this line was $3.7 million, and no additional borrowings are available to the Company.

In April 2006, the Company obtained a line of credit with GE Capital of up to $4.6 million to finance certain equipment until December 31, 2006. In 2006, the Company borrowed $2.4 million under the line to finance purchases of property and equipment at interest rates ranging from 7.38% to 7.68%. As of December 31, 2006, the balance of equipment loans outstanding under this line was $2.3 million, and additional borrowings of $2.2 million are available to the Company under this line through April 2007. This line of credit was extended by GE Capital in January 2007 (see Note 13 “Subsequent Events”).

Borrowings under the equipment lines have financing terms ranging from 48 to 60 months. All lines are subject to the master security agreement between the Company and GE Capital and are collateralized by property and

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

equipment of the Company purchased by such borrowed funds and other collateral as agreed to be the Company. In connection with the lines of credit with GE Capital, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1 “Organization and Summary of Significant Accounting Policies — Restricted Cash”).

As of December 31, 2006, future minimum lease payments under equipment lease lines were as follows (in thousands):

2007	$3,691
2008	3,735
2009	1,686
2010	1,266
2011	442
Thereafter	15

Total	$10,835

Interest expense was $531,000, $509,000 and $535,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and $3.6 million for the period from August 5, 1997 (date of inception) through December 31, 2006.

Note 8 —	Commitments

Leases

The Company leases office space and equipment under two noncancelable operating leases with expiration dates in 2011 and 2013. Rent expense net of sublease income was $3.0 million, $2.2 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, and was $15.1 million for the period from August 5, 1997 (date of inception) through December 31, 2006. The terms of both facility leases provide for rental payments on a graduated scale as well as the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period. In 2006, the Company entered into a sublease agreement with Portola, which resulted in $22,000 of sublease income offsetting rent expense in 2006.

As of December 31, 2006, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

2007	$3,099
2008	3,158
2009	3,102
2010	3,194
2011	2,661
Thereafter	3,334

Total	$18,548

Note 9 —	Convertible Preferred Stock

Effective upon the closing of the initial public offering on April 29, 2004, all outstanding shares of the convertible preferred stock converted into 17,062,145 shares of common stock. In January 2004, the Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation changing the authorized number of shares of preferred stock to 10,000,000, effective upon the closing of the initial public

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

offering. As of December 31, 2006 and 2005, there were 10,000,000 shares of convertible preferred stock authorized and no shares outstanding.

Note 10 —	Stockholders’ Equity (Deficit)

Common Stock

The Company’s Registration Statement (SEC File No. 333-112261) for its initial public offering was declared effective by the Securities and Exchange Commission on April 29, 2004 and the Company’s common stock commenced trading on the NASDAQ National Market, now the NASDAQ Global Market, on that date under the trading symbol “CYTK.” The Company sold 7,935,000 shares of common stock in the offering, including shares that were issued upon the full exercise by the underwriters of their over-allotment option, at $13.00 per share for aggregate gross proceeds of $103.2 million. In connection with this offering, the Company paid underwriters’ commissions of $7.2 million and incurred offering expenses of $2.0 million. After deducting the underwriters’ commissions and the offering expenses, the Company received net proceeds of approximately $94.0 million from the offering. In addition, pursuant to an agreement with an affiliate of GSK, the Company sold 538,461 shares of its common stock to GSK immediately prior to the closing of the initial public offering at a purchase price of $13.00 per share, for a total of approximately $7.0 million in net proceeds.

In October 2005, the Company entered into a committed equity financing facility (“CEFF”) with Kingsbridge Capital Ltd. (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions of the CEFF, up to $75.0 million of the Company’s newly-issued common stock during the next three years. Subject to certain conditions and limitations, from time to time under the CEFF, the Company may require Kingsbridge to purchase newly-issued shares of the Company’s common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of the Company’s market capitalization immediately prior to the commencement of the pricing period or $15.0 million. The minimum acceptable volume weighted average price for determining the purchase price at which the Company’s stock may be sold in any pricing period is the greater of $3.50 or 85% of the closing price for the Company’s common stock on the day prior to the commencement of the pricing period. In 2006, the Company received gross proceeds of $17.0 million from the drawdown of 2,740,735 shares of common stock pursuant to our CEFF. In 2005, the Company received gross proceeds of $5.7 million from the draw down and sale of 887,576 shares of common stock before offering costs of $178,000.

In January 2006, the Company entered into a stock purchase agreement with certain institutional investors relating to the issuance and sale of 5,000,000 shares of our common stock at a price of $6.60 per share, for gross offering proceeds of $33.0 million. In connection with this offering, the Company paid an advisory fee to a registered broker-dealer of $1.0 million. After deducting the advisory fee and the offering costs, the Company received net proceeds of approximately $32.0 million from the offering. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (SEC File No. 333-125786) filed on June 14, 2005.

In December 2006, the Company entered into stock purchase agreements with selected institutional investors relating to the issuance and sale of 5,285,715 shares of our common stock at a price of $7.00 per share, for gross offering proceeds of $37.0 million. In connection with this offering, the Company paid placement agent fees to three registered broker-dealers totaling $1.85 million. After deducting the placement agent fees and the offering costs, the Company received net proceeds of approximately $34.9 million from the offering. The offering was made pursuant to the Company’s shelf registration statements on Form S-3 (SEC File No. 333-125786) filed on June 14, 2005 and October 31, 2006 (SEC File No. 333-138306).

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Warrants

In connection with its building lease, the Company issued warrants to purchase 100,000 shares of common stock for $0.58 per share in July 1999. The fair value of the warrants, calculated using the Black-Scholes pricing model, was capitalized in other assets and amortized over the life of the building lease, which expired in August 2000. The amount charged to rent expense was $11,000 from August 5, 1997 (date of inception) through August 2000. The warrants were fully exercised in 2004 in a cashless exercise.

The Company has issued warrants to purchase convertible preferred stock, which became exercisable for common stock upon the conversion of the outstanding shares of preferred stock into common stock in conjunction with the Company’s initial public offering. In September 1998, in connection with an equipment line of credit financing, the Company issued warrants to the lender. The Company valued the warrants by using the Black-Scholes pricing model in fiscal 1999 when the line was drawn, and the fair value of $30,000 was recorded as a discount to the debt and amortized to interest expense over the life of the equipment line. In August 2005, these warrants were exercised by the lender in a cashless exercise, yielding 13,199 shares of common stock on a net basis. In connection with a convertible preferred stock financing in August 1999, the Company issued warrants to the preferred stockholders. The warrants were valued at $467,000 using the Black-Scholes pricing model and the value was recorded as issuance cost as an offset to convertible preferred stock. These warrants expired unexercised on August 30, 2006. In connection with an equipment line of credit, the Company issued warrants to the lender in December 1999. The value of the warrants was calculated using the Black-Scholes pricing model and was deemed insignificant. In August 2005, these warrants were exercised by the lender in a cashless exercise, yielding 1,333 shares of common stock on a net basis.

The Company issued warrants to purchase 244,000 of common stock to Kingsbridge in connection with the CEFF that was entered into in October 2005. The warrants are exercisable at a price of $9.13 per share beginning six months after the date of grant and for a period of five years thereafter. The warrants were valued at $920,000 using the Black-Scholes pricing model and the following assumptions: a contractual term of five years, risk-free interest rate of 4.3%, volatility of 67%, and the fair value of our stock price on the date of performance commitment, October 28, 2005, of $7.02. The warrant value was recorded as an issuance cost in additional paid-in capital on the initial draw down of the CEFF in December 2005. These warrants are vested and fully exercisable as of December 31, 2006.

Outstanding warrants were as follows at December 31, 2006:

Number	Exercise	Expiration
of Shares	Price	Date

244,000	$9.13	04/28/11

Stock Option Plans

2004 Plan

In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”) which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock purchase rights and stock bonuses to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options, respectively. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. As of December 31, 2006, 1,283,876 shares of common stock were authorized for issuance under the 2004 Plan. On January 1, 2007 and annually thereafter through January 2009, the number of authorized shares automatically increases by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

such date, or (iii) an amount determined by the Board of Directors. Accordingly, on January 1, 2007, the number of shares of common stock authorized for issuance under the 2004 Plan was increased to a total of 2,783,876 shares.

1997 Plan

In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for terms of up to ten years from the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) with respect to any 10% shareholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over four or five years (generally 25% after one year and monthly thereafter). As of December 31, 2006, the Company had reserved 1,516,868 shares of common stock for issuance related to options outstanding under the 1997 Plan, and there were no shares available for future grants under the 1997 Plan.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Activity under the two stock option plans was as follows:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share

Options authorized	1,000,000	—	$—
Options granted	(833,194)	833,194	0.20
Options exercised	—	(147,625)	0.015
Options forfeited	—	—	—

Balance at December 31, 1998	166,806	685,569	0.12
Increase in authorized shares	461,945	—	—
Options granted	(582,750)	582,750	0.39
Options exercised	—	(287,500)	0.24
Options forfeited	50,625	(50,625)	0.20

Balance at December 31, 1999	96,626	930,194	0.25
Increase in authorized shares	1,704,227	—	—
Options granted	(967,500)	967,500	0.58
Options exercised	—	(731,661)	0.27
Options forfeited	68,845	(68,845)	0.30

Balance at December 31, 2000	902,198	1,097,188	0.52
Options granted	(525,954)	525,954	1.12
Options exercised	—	(102,480)	0.55
Options forfeited	109,158	(109,158)	0.67

Balance at December 31, 2001	485,402	1,411,504	0.73
Increase in authorized shares	1,250,000	—	—
Options granted	(932,612)	932,612	1.20
Options exercised	—	(131,189)	0.64
Options forfeited	152,326	(152,326)	0.78

Balance at December 31, 2002	955,116	2,060,601	0.95
Options granted	(613,764)	613,764	1.39
Options exercised	—	(380,662)	1.02
Options forfeited	49,325	(49,325)	0.89

Balance at December 31, 2003	390,677	2,244,378	1.06
Increase in authorized shares	1,600,000	—	—
Options granted	(863,460)	863,460	7.52
Options exercised	—	(404,618)	1.12
Options forfeited	74,025	(58,441)	3.64
Options retired	(36,128)	—	—

Balance at December 31, 2004	1,165,114	2,644,779	3.10
Increase in authorized shares	995,861	—	—
Options granted	(996,115)	996,115	7.23
Options exercised	—	(196,703)	1.48
Options forfeited	182,567	(161,958)	5.89

Balance at December 31, 2005	1,347,427	3,282,233	4.31
Increase in authorized shares	1,039,881	—	—
Options granted	(1,250,286)	1,250,286	7.04
Options exercised	—	(354,502)	1.47
Options forfeited	146,854	(145,317)	7.16

Balance at December 31, 2006	1,283,876	4,032,700	5.31

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The options outstanding and currently exercisable by exercise price at December 31, 2006 were as follows:

	Options Outstanding			Vested and Exercisable
		Weighted	Weighted Average		Weighted
Range of Exercise	Number of	Average	Remaining Contractual	Number of	Average
Price	Options	Exercise Price	Life (Years)	Options	Exercise Price

$0.20 — $1.00	331,524	$0.55	3.48	331,524	$0.55
$1.20	839,723	$1.20	5.79	788,603	$1.20
$2.00 — $6.50	611,421	$5.24	7.51	366,029	$5.23
$6.59 — $7.03	360,400	$6.67	8.50	132,331	$6.63
$7.04	488,792	$7.04	9.20	92,805	$7.04
$7.10	330,741	$7.10	8.22	144,461	$7.10
$7.15	513,400	$7.15	9.16	95,625	$7.15
$7.17 — $9.91	432,199	$8.95	8.35	218,346	$8.99
$9.95 — $10.13	119,500	$9.96	7.71	67,176	$9.96
$15.95	5,000	$15.95	7.38	3,333	$15.95

	4,032,700	$5.31	7.48	2,240,233	$4.00

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $4.88 per share. The total intrinsic value of options exercised during the year ended December 31, 2006 was $2.0 million. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $9.8 million and $8.3 million, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of shares. The market value as of December 31, 2006 was $7.48 as reported by NASDAQ. As of December 31, 2006 the total number of options vested and expected to vest was 3,974,875 with a weighted average exercise price of $5.28 per share, aggregate intrinsic value of $9.7 million and weighted average remaining contractual life of 7.46 years.

As of December 31, 2005, there were 2,190,664 options outstanding, exercisable and vested at a weighted average exercise price of $2.58 per share. As of December 31, 2004, there were 1,231,223 options outstanding, exercisable and vested at a weighted average exercise price of $1.38 per share. The weighted average grant date fair value of options granted in the years ended December 31, 2005 and 2004 was $4.76 and $5.82, respectively.

Stock-based Compensation

Deferred Employee Stock-Based Compensation

In anticipation of the Company’s 2004 initial public offering, the Company determined that, for financial reporting purposes, the estimated value of its common stock was in excess of the exercise prices of its stock options. Accordingly, for stock options issued to employees prior to its IPO, the Company recorded deferred stock-based compensation and is amortizing the related expense on a straight line basis over the service period, which is generally four years. The Company recorded deferred employee stock compensation of $2.3 million for the year ended December 31, 2004 and $6.2 million for the period from August 5, 1997 (date of inception) through December 31, 2006. For the years ended December 31, 2006 and 2005, the Company recorded no deferred stock compensation. For the years ended December 31, 2006, 2005 and 2004, the Company recorded amortization of deferred stock-based compensation of $1.2 million, $1.3 million, and $1.4 million, respectively, in connection with options granted to employees.

Non-employee Stock-Based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis as the stock options are earned. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

calculated at each reporting date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123R using the following assumptions:

	Years Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.88%	4.27%	4.26%
Volatility	72%	77%	72%
Contractual life (in years)	10.0	10.0	10.0
Expected dividend yield	0.00%	0.00%	0.00%

There were no options granted to non-employees for the years ended December 31, 2006 or 2005. Based on the above assumptions, the weighted average fair value of options granted to non-employees was $10.61 for the year ended December 31, 2004.

In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $27,000, $78,000 and $496,000 in 2006, 2005 and 2004, respectively, and $1.3 million for the period from August 5, 1997 (date of inception) through December 31, 2006.

Employee Stock Purchase Plan

In January 2004, the Board of Directors adopted the ESPP, which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. We issued 193,248, 179,520 and 69,399 shares of common stock during 2006, 2005 and 2004, respectively, pursuant to the ESPP at an average price of $4.43 per share, $4.25 per share, and $8.03 per share in 2006, 2005 and 2004, respectively. At December 31, 2006 the Company had 1,057,833 shares of common stock reserved for issuance under the ESPP.

Note 11 — Income Taxes

The Company did not record an income tax provision in the years ended December 31, 2006, 2005 and 2004 because the Company had a net taxable loss in each of those periods.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Depreciation and amortization	$8,121	$6,793
Reserves and accruals	248	2,061
Net operating losses	80,636	57,523
Tax credits	13,309	9,832

Total deferred tax assets	102,314	76,209
Less: Valuation allowance	(102,314)	(76,209)

Net deferred tax assets	$—	$—

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2006	2005

Tax at federal statutory tax rate	(34)%	(34)%
State income tax, net of federal tax benefit	(6)%	(6)%
Research and development credits	(5)%	(4)%
Deferred tax assets not benefited	43%	44%
Stock based compensation	2%	0%
Permanent items	0%	0%

Total	$0%	$0%

Management believes that, based upon a number of factors, it is more likely than not that the deferred tax assets will not be realized; therefore a full valuation allowance has been recorded. The valuation increased by $26.1 million in 2006, $17.9 million in 2005 and $16.2 million in 2004.

The Company had federal net operating loss carryforwards of approximately $222.4 million and state net operating loss carryforwards of approximately $86.0 million at December 31, 2006. The federal and state operating loss carryforwards will begin to expire in 2018 and 2008, respectively, if not utilized. The net operating loss carryforwards include deductions for stock options. When utilized, the portion related to stock options deductions will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

The Company had research credit carryforwards of approximately $7.5 million and $8.4 million for federal and state income tax purposes, respectively, at December 31, 2006. If not utilized, the federal carryforwards will expire in various amounts beginning in 2018. The California state credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership; utilization of the carryforwards could be restricted.

Note 12 — Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
Total revenues	$1,420	$1,446	$106	$156
Net loss	(12,464)	(13,786)	(14,920)	(15,946)
Net loss per share — basic and diluted	$(0.36)	$(0.38)	$(0.41)	$(0.41)
2005
Total revenues	$2,572	$2,341	$1,855	$2,144
Net loss	(10,530)	(10,540)	(10,101)	(11,081)
Net loss per share — basic and diluted	$(0.37)	$(0.37)	$(0.35)	$(0.38)

Note 13 — Subsequent Events

On January 2, 2007, the Company issued 3,484,806 shares of the its common stock to Amgen in connection with the CSPA entered into on December 29, 2006. The common stock was valued using the closing price of the

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company’s common stock on December 29, 2006, the last trading day of the Company’s common stock prior to issuance. The difference between the price paid by Amgen of $9.47 per share and the stock price of $7.48 per share of common stock totaled $6.9 million. This premium was recorded as deferred revenue in January 2007 and will be recognized ratably over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is approximately four years. (See Note 5 “Related Party Transactions — Research and Development Arrangements”.)

In January 2007, GE Capital approved an extension to the funding period for the April 2006 $4.6 million line of credit to April 28, 2007 and a reduction in the amount of our certificate of deposit of $780,000 (See Note 7 “Equipment Financing Line” and Note 1 “Organization and Summary of Significant Accounting Policies — Restricted Cash”.)

In February 2007, Portola notified us of their termination of the sublease agreement effective April 30, 2007 (See Note 5 “Related Party Transactions — Other”.)

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

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited our assessment of our internal control over financial reporting as of December 31, 2006, as stated in their report, which is included herein.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Certain of our executive officers and directors have established a stock trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934.

In March 2007, James H. Sabry, M.D., Ph.D., the Company’s Executive Director, established a stock trading plan that provides for the exercise of options to purchase up to 217,254 shares of our common stock and the sale of up to 240,000 shares of our common stock on pre-determined dates from May 21, 2007 through May 21, 2008.

In February 2007, Robert I. Blum, the Company’s President and Chief Executive Officer, established a stock trading plan that provides for the exercise of options to purchase up to 111,960 shares of our common stock and the sale of up to 147,000 shares of our common stock on pre-determined dates from May 29, 2007 through December 31, 2008.

In February 2007, David J. Morgans, Jr., Ph.D., the Company’s Senior Vice President, Preclinical Research and Development, established a stock trading plan that provides for the exercise of options to purchase up to 93,500 shares of our common stock and the sale of up to 79,000 shares of our common stock on pre-determined dates from June 15, 2007 through June 15, 2008.

In February 2007, James A. Spudich, Ph.D., a Director of the Company, established a stock trading plan that provides for the sale of up to 23,000 shares of our common stock on pre-determined dates from May 11, 2007 through May 31, 2008.

The transactions under each of these plans will be disclosed publicly, as applicable, through Form 144 and Form 4 filings with the Securities and Exchange Commission.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers is incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders where it appears under the headings “Board of Directors” and “Executive Officers”.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2006, with the exception of one Form 4 filing by James A. Spudich, Ph.D., a director of the Company. Dr. Spudich’s Form 4 reporting the sale of 2,200 shares of the Company’s common stock was filed on August 2, 2006, rather than on the due date of July 27, 2006.

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees of the Company. We publicize the Code of Ethics through posting the policy on our website, http://www.cytokinetics.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Executive Compensation.”

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Certain Business Relationships and Related Party Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Principal Accountant Fees and Services.”

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

(2) Financial Statement Schedules:

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3) Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant.(1)
4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Company and Comdisco.(1)
4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.(1)
4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Company to Comdisco.(1)
4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Company and Comdisco.(1)
4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Company and Comdisco.(1)
4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Company to Comdisco.(1)
4.9	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(1)
4.10	Cross-Collateral and Cross-Default Agreement by and between the Company and Comdisco.(1)
4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Bristow Investments, L.P.(1)
4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to the Laurence and Magdalena Shushan Family Trust.(1)
4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Slough Estates USA Inc.(1)
4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Company to The Magnum Trust.(1)
4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.(9)

Exhibit
Number		Description

4.16		Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(9)
4.17		Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(16)
10.1		Form of Indemnification Agreement between the Company and each of its directors and officers.(1)
10.2		1997 Stock Option/Stock Issuance Plan.(1)
10.3		2004 Equity Incentive Plan.(1)
10.4		2004 Employee Stock Purchase Plan.(1)
10.5		Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.6		First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.7		Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen LLC.(1)
10.8		Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)
10.9		Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.10		Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)
10.11		First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen.(1)
10.12		Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(1)
10.13		Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.14		Assignment and Assumption of Lease, dated September 28, 2000, by and between Exelixis, Inc. and the Company.(1)
10.15		Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.16		Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(1)
*10	.17	Collaboration and License Agreement, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.18	Memorandum, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.19	Letter Amendment to Collaboration Agreement, dated October 28, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.20	Letter Amendment to Collaboration Agreement, dated November 5, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.21	Letter Amendment to Collaboration Agreement, dated December 13, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.22	Letter Amendment to Collaboration Agreement, dated July 11, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.23	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.24	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.25	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)

Exhibit
Number		Description

10.26		Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Company and Glaxo Wellcome International B.V.(1)
10.27		Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Company, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
*10	.28	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Company dated April 21, 1998.(1)
10.29		Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Company, dated September 1, 2000.(1)
*10	.30	Collaboration and License Agreement, dated December 15, 2003, by and between AstraZeneca AB and the Company.(1)
10.31		David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
10.32		David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.(1)
10.33		James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.(1)
10.34		Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.(1)
10.35		Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.36		David J. Morgans Cash Bonus Agreement, dated September 1, 2002.(1)
10.37		David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.38		Jay K. Trautman Cash Bonus Agreement, dated September 1, 2002.(1)
10.39		Jay K. Trautman Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.40		Common Stock Purchase Agreement, dated March 10, 2004, by and between the Company and Glaxo Group Limited.(1)
*10	.41	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Company and Portola Pharmaceuticals, Inc.(2)
10.42		Executive Employment Agreement, dated July 8, 2004, by and between the Company and Jay Trautman.(2)
10.43		Executive Employment Agreement, dated July 14, 2004, by and between the Company and James Sabry.(2)
10.44		Executive Employment Agreement, dated July 14, 2004, by and between the Company and David Morgans.(2)
10.45		Executive Employment Agreement, dated September 1, 2004, by and between the Company and Robert Blum.(2)
10.46		Executive Employment Agreement, dated September 7, 2004, by and between the Company and Sharon Surrey-Barbari.(2)
10.47		Executive Employment Agreement, dated as of August 22, 2005, by and between the Company and Andrew Wolff.(7)
10.48		Executive Employment Agreement, dated February 1, 2005, by and between the Company and David Cragg.(11)
*10	.49	First Amendment to Collaboration and Facilities Agreement, dated March 24, 2005, by and between the Company and Portola Pharmaceuticals, Inc.(3)
*10	.50	Amendment to the Collaboration and License Agreement with GlaxoSmithKline, effective as of September 21, 2005, by and between the Company and Glaxo Group Limited.(5)
10.51		Sublease, dated as of November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(6)
10.52		Common Stock Purchase Agreement, dated as of October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(9)
10.53		Stock Purchase Agreement dated January 18, 2006, by and among the Company, Federated Kaufmann Fund and Red Abbey Venture Partners, LLC.(8)

Exhibit
Number		Description

10.54		Letter Agreement dated January 17, 2006, by and between the Company and Pacific Growth Equities LLC.(8)
10.55		GE Loan Proposal, dated as of January 18, 2006, by and between the Company and GE.(9)
10.56		2006 Base Salaries for Named Executive Officers.(10)
10.57		GE Loan Proposal, executed as of March 16, 2006, by and between the Company and General Electric Capital Corporation.(11)
*10	.58	Second Amendment to Collaboration and Facilities Agreement, dated March 17, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(12)
*10	.59	Letter Amendment to the Collaboration Agreement, dated June 16, 2006, by and between the Company and Glaxo Group Limited.(13)
10.60		Sublease Agreement, dated August 4, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(14)
*10	.61	Amendment to the Collaboration and License Agreement, dated November 27, 2006, by and between the Company and Glaxo Group Limited.(15)
10.62		Common Stock Purchase Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(16)
*10	.63	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 104)
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2005.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended on December 13.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2006.

(11)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2006

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2006

(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 27, 2006.

(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

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

CYTOKINETICS, INCORPORATED

By:	/s/ Robert I. Blum
Robert I. Blum
President, Chief Executive Officer and Director

Dated: March 12, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert I. Blum and Sharon Surrey-Barbari, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Blum Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2007

/s/ Sharon Surrey-Barbari Sharon Surrey-Barbari	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Executive)	March 12, 2007

/s/ James Sabry, M.D., Ph.D. James Sabry, M.D., Ph.D.	Executive Chairman and Director	March 12, 2007

/s/ Stephen Dow Stephen Dow	Director	March 12, 2007

/s/ A. Grant Heidrich, III A. Grant Heidrich, III	Director	March 12, 2007

/s/ Charles Homcy, M.D. Charles Homcy, M.D.	Director	March 12, 2007

/s/ Mark McDade Mark McDade	Director	March 12, 2007

/s/ Michael Schmertzler Michael Schmertzler	Director	March 12, 2007

/s/ James A. Spudich, Ph.D James A. Spudich, Ph.D	Director	March 12, 2007

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen Common Stock Certificate.(1)
4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant.(1)
4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Company and Comdisco.(1)
4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999.(1)
4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Company to Comdisco.(1)
4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Company and Comdisco.(1)
4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Company and Comdisco.(1)
4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Company to Comdisco.(1)
4.9	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(1)
4.10	Cross-Collateral and Cross-Default Agreement by and between the Company and Comdisco.(1)
4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Bristow Investments, L.P.(1)
4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to the Laurence and Magdalena Shushan Family Trust.(1)
4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Slough Estates USA Inc.(1)
4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Company to The Magnum Trust.(1)
4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.(9)
4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(9)
4.17	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(16)
10.1	Form of Indemnification Agreement between the Company and each of its directors and officers.(1)
10.2	1997 Stock Option/Stock Issuance Plan.(1)
10.3	2004 Equity Incentive Plan.(1)
10.4	2004 Employee Stock Purchase Plan.(1)
10.5	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.6	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.7	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen LLC.(1)
10.8	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)
10.9	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.10	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)
10.11	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen.(1)

Exhibit
Number		Description

10.12		Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(1)
10.13		Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.14		Assignment and Assumption of Lease, dated September 28, 2000, by and between Exelixis, Inc. and the Company.(1)
10.15		Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.16		Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(1)
*10	.17	Collaboration and License Agreement, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.18	Memorandum, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.19	Letter Amendment to Collaboration Agreement, dated October 28, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.20	Letter Amendment to Collaboration Agreement, dated November 5, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.21	Letter Amendment to Collaboration Agreement, dated December 13, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.22	Letter Amendment to Collaboration Agreement, dated July 11, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.23	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.24	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.25	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)
10.26		Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Company and Glaxo Wellcome International B.V.(1)
10.27		Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Company, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
*10	.28	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Company dated April 21, 1998.(1)
10.29		Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Company, dated September 1, 2000.(1)
*10	.30	Collaboration and License Agreement, dated December 15, 2003, by and between AstraZeneca AB and the Company.(1)
10.31		David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
10.32		David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.(1)
10.33		James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.(1)
10.34		Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.(1)
10.35		Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.36		David J. Morgans Cash Bonus Agreement, dated September 1, 2002.(1)
10.37		David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.38		Jay K. Trautman Cash Bonus Agreement, dated September 1, 2002.(1)
10.39		Jay K. Trautman Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.40		Common Stock Purchase Agreement, dated March 10, 2004, by and between the Company and Glaxo Group Limited.(1)
*10	.41	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Company and Portola Pharmaceuticals, Inc.(2)

Exhibit
Number		Description

10.42		Executive Employment Agreement, dated July 8, 2004, by and between the Company and Jay Trautman.(2)
10.43		Executive Employment Agreement, dated July 14, 2004, by and between the Company and James Sabry.(2)
10.44		Executive Employment Agreement, dated July 14, 2004, by and between the Company and David Morgans.(2)
10.45		Executive Employment Agreement, dated September 1, 2004, by and between the Company and Robert Blum.(2)
10.46		Executive Employment Agreement, dated September 7, 2004, by and between the Company and Sharon Surrey-Barbari.(2)
10.47		Executive Employment Agreement, dated as of August 22, 2005, by and between the Company and Andrew Wolff.(7)
10.48		Executive Employment Agreement, dated February 1, 2005, by and between the Company and David Cragg.(11)
*10	.49	First Amendment to Collaboration and Facilities Agreement, dated March 24, 2005, by and between the Company and Portola Pharmaceuticals, Inc.(3)
*10	.50	Amendment to the Collaboration and License Agreement with GlaxoSmithKline, effective as of September 21, 2005, by and between the Company and Glaxo Group Limited.(5)
10.51		Sublease, dated as of November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(6)
10.52		Common Stock Purchase Agreement, dated as of October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(9)
10.53		Stock Purchase Agreement dated January 18, 2006, by and among the Company, Federated Kaufmann Fund and Red Abbey Venture Partners, LLC.(8)
10.54		Letter Agreement dated January 17, 2006, by and between the Company and Pacific Growth Equities LLC.(8)
10.55		GE Loan Proposal, dated as of January 18, 2006, by and between the Company and GE.(9)
10.56		2006 Base Salaries for Named Executive Officers.(10)
10.57		GE Loan Proposal, executed as of March 16, 2006, by and between the Company and General Electric Capital Corporation.(11)
*10	.58	Second Amendment to Collaboration and Facilities Agreement, dated March 17, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(12)
*10	.59	Letter Amendment to the Collaboration Agreement, dated June 16, 2006, by and between the Company and Glaxo Group Limited.(13)
10.60		Sublease Agreement, dated August 4, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(14)
*10	.61	Amendment to the Collaboration and License Agreement, dated November 27, 2006, by and between the Company and Glaxo Group Limited.(15)
10.62		Common Stock Purchase Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(16)
*10	.63	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 104)
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2005.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended on December 13.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 7, 2006.

(11)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2006.

(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 27, 2006.

(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.