Form 10-Q
period 2007-03-31
CYTOKINETICS INC
filed 2007-05-09
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated file ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2007: 46,812,188

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of March 31, 2007 and December 31, 2006	3
Unaudited Condensed Statements of Operations for the three months ended March 31, 2007 and 2006, and the period from August 5, 1997 (date of inception) to March 31, 2007	4
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and the period from August 5, 1997 (date of inception) to March 31, 2007	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. Submission of Matters to a Vote of Security Holders	42
Item 5. Other Information	42
Item 6. Exhibits	43
SIGNATURES	44
EXHIBIT INDEX	45
EXHIBIT 4.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$104,048	$39,387
Short-term investments	65,499	70,155
Related party accounts receivable	133	42,071
Related party notes receivable — short-term portion	226	160
Prepaid and other current assets	1,754	1,848

Total current assets	171,660	153,621
Property and equipment, net	8,667	9,202
Related party notes receivable — long-term portion	226	292
Restricted cash	6,125	6,034
Other assets	317	367

Total assets	$186,995	$169,516

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,815	$2,838
Accrued liabilities	5,647	7,466
Related party payables and accrued liabilities	115	164
Short-term portion of equipment financing lines	4,039	3,691
Deferred revenue	12,234	12,234

Total current liabilities	23,850	26,393
Long-term portion of equipment financing lines	7,654	7,144
Long-term portion of deferred revenue	33,542	29,666

Total liabilities	65,046	63,203

Stockholders’ equity:
Common stock, $0.001 par value: Authorized: 120,000,000 shares; Issued and outstanding: 46,812,256 shares in 2007 and 43,283,558 shares in 2006	47	43
Additional paid-in capital	365,073	338,078
Deferred stock-based compensation	(786)	(1,094)
Accumulated other comprehensive loss	(54)	(75)
Deficit accumulated during the development stage	(242,331)	(230,639)

Total stockholders’ equity	121,949	106,313

Total liabilities and stockholders’ equity	$186,995	$169,516

(1)	The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

			Period from
			August 5, 1997
	Three Months Ended		(date of inception)
	March 31,	March 31,	to March 31,
	2007	2006	2007
Revenues:
Research and development revenues from related party	$147	$718	$39,012
Research and development, grant and other revenues	—	2	2,955
License revenues from related parties	3,058	700	17,159

Total revenues	3,205	1,420	59,126

Operating expenses:
Research and development (1)	12,486	11,266	242,587
General and administrative (1)	4,483	3,622	73,223

Total operating expenses	16,969	14,888	315,810

Operating loss	(13,764)	(13,468)	(256,684)
Interest and other income	2,241	1,128	18,693
Interest and other expense	(169)	(124)	(4,340)

Net loss	$(11,692)	$(12,464)	$(242,331)

Net loss per common share — basic and diluted	$(0.25)	$(0.36)
Weighted-average number of shares used in computing net loss per common share — basic and diluted	46,761	34,247

(1) Includes the following stock-based compensation charges:
Research and development	$644	$556	$6,024
General and administrative	516	382	4,331
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Three Months Ended		(date of inception)
	March 31,	March 31,	to March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(11,692)	$(12,464)	$(242,331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	755	751	18,915
Loss on disposal of property and equipment	3	—	338
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	41
Non-cash interest expense	23	23	358
Non-cash expense for acceleration of options	—	—	20
Non-cash forgiveness of loan to officer	—	—	253
Stock-based compensation	1,160	938	10,356
Changes in operating assets and liabilities:
Related party accounts receivable	41,938	526	(452)
Prepaid and other assets	121	438	(1,954)
Accounts payable	(490)	(332)	1,873
Accrued liabilities	(916)	90	5,598
Related party payables and accrued liabilities	(49)	(259)	115
Deferred revenue	3,876	(700)	45,776

Net cash provided by (used in) operating activities	34,729	(10,989)	(160,987)

Cash flows from investing activities:
Purchases of investments	(26,400)	(35,800)	(619,603)
Proceeds from sales and maturities of investments	31,077	70,361	554,134
Purchases of property and equipment	(1,655)	(925)	(27,983)
Proceeds from sale of property and equipment	—	—	50
(Increase) decrease in restricted cash	(91)	626	(6,125)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of notes receivable	—	—	570

Net cash provided by (used in) investing activities	2,931	34,262	(100,103)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	94,004
Proceeds from sale of common stock to related party, net of issuance costs	26,009	—	33,009
Proceeds from public offerings, net of issuance costs	(7)	31,993	66,910
Proceeds from draw down of Committed Equity Financing Facility, net of issuance costs	—	4,944	22,504
Proceeds from other issuances of common stock	141	52	4,387
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	—	(68)
Proceeds from equipment financing lines	1,743	—	23,696
Repayment of equipment financing lines	(885)	(666)	(12,476)

Net cash provided by financing activities	27,001	36,323	365,138

Net increase in cash and cash equivalents	64,661	59,596	104,048
Cash and cash equivalents, beginning of period	39,387	13,515	—

Cash and cash equivalents, end of period	$104,048	$73,111	$104,048

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
     The Company’s registration statement for its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) on April 29, 2004. The Company’s common stock commenced trading on the NASDAQ National Market, now the NASDAQ Global Market, on April 29, 2004 under the trading symbol “CYTK.”
     Prior to achieving profitable operations, the Company intends to continue to fund operations through the additional sale of equity securities, payments from strategic collaborations, government grant awards and debt financing.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X .. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.
     The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2006.
Comprehensive Loss
     Comprehensive loss consists of the net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity that are excluded from net loss. Comprehensive loss and its components for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net loss	$(11,692)	$(12,464)
Change in unrealized gain (loss) on investments	21	14

Comprehensive loss	$(11,671)	$(12,450)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $6.1 million at March 31, 2007 and $6.0 million at December 31, 2006, and was classified as restricted cash.
Note 2. Net Loss Per Share
     Basic net loss per common share is computed by dividing the net loss by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including outstanding options, common stock subject to repurchase, shares issuable under the Employee Stock Purchase Plan (“ESPP”) and warrants. Following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share (in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Numerator — net loss	$(11,692)	$(12,464)

Denominator:
Weighted-average common shares outstanding	46,763	34,276
Less: Weighted-average shares subject to repurchase	(2)	(29)

Weighted-average shares used in computing basic and diluted net loss per common share	46,761	34,247

     The following outstanding instruments were excluded from the computation of diluted net loss per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	As of March 31,
	2007	2006
Options to purchase common stock	5,212	4,302
Common stock subject to repurchase	—	24
Shares issuable related to the ESPP	92	103
Warrants to purchase common stock	244	294

Total shares	5,548	4,723

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Three Months Ended		(date of inception)
	March 31,	March 31,	to March 31,
	2007	2006	2007
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	$122	$440	$122
Purchases of property and equipment through trade in value of disposed property and equipment	$—	$—	$258
Penalty on restructuring of equipment financing lines	$—	$—	$475
Conversion of convertible preferred stock to common stock	$—	$—	$133,172
Note 4. Related Party Agreements
Research and Development Arrangements
     GlaxoSmithKline. In June 2006, the Company’s Collaboration and License Agreement (the “Collaboration Agreement”) with GlaxoSmithKline (“GSK”) was amended to extend the research term for an additional year to facilitate continued research activities under an updated research plan focused towards the mitotic kinesin centromere-associated protein E (“CENP-E”). Accordingly, the research term with respect to all mitotic kinesins other than CENP-E expired in June 2006. Under this amendment, GSK will have no obligation to reimburse the Company for our full-time employee equivalents during the extension of the research term.
     In November 2006, the Collaboration Agreement was further amended. Under the November 2006 amendment, the Company assumed responsibility, at its expense, for the continued research, development and commercialization of inhibitors of kinesin spindle protein (“KSP”), including ispinesib and SB-743921, and all other mitotic kinesins with the exception of inhibitors of CENP-E. Under the November 2006 amendment, the Company’s development of ispinesib and SB-743921 is subject to GSK’s option to resume responsibility for the development and commercialization of either or both drug candidates during a defined period. If GSK exercises its option for a drug candidate, it will pay the Company an option fee equal to the costs the Company independently incurred for that drug candidate, plus a premium intended to compensate for the cost of capital associated with such costs, subject to an agreed limit for such costs and premium. Upon GSK exercising its option for a drug candidate, the Company may receive additional pre-commercialization milestone payments with respect to such drug candidate and increased royalties on net sales of any resulting product, in each case, beyond those contemplated under the original agreement. If GSK does not exercise its option for a drug candidate, the Company will be obligated to pay royalties to GSK on the sales of any resulting products. The November 2006 amendment supersedes a previous amendment to the collaboration agreement dated September 2005, which specifically related to SB-743921.
     GSK has the right to terminate the Collaboration Agreement on six months notice at any time. If GSK abandons development of any drug candidate prior to regulatory approval, the Company may undertake and fund the clinical development of that drug candidate or commercialization of any resulting drug, may seek a new partner for such clinical development or commercialization, or curtail or abandon such clinical development or commercialization.
     For those drug candidates that GSK develops under the Collaboration Agreement, the Company can elect to co-fund certain later-stage development activities which would increase its potential royalty rates on sales of resulting drugs and provide the Company with the option to secure co-promotion rights in North America. If the Company exercises its co-promotion option, then it is entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.
     Amgen. On December 29, 2006, the Company entered into a collaboration and option agreement with Amgen Inc. (“Amgen”) to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure. The agreement provides Amgen with a non-exclusive license and access to certain technology, as well as an exclusive option to participate in future development and commercialization of CK-1827452 world-wide, excluding Japan. Under the terms of the agreement, the Company received in January 2007, an upfront, non-refundable license and technology access fee of $42.0 million from Amgen. The upfront fee was recorded as related party accounts receivable as of December 31, 2006. The upfront fee is being amortized to license revenue over the maximum term of the non-exclusive license, which is four years. Management determined that the obligations under the non-exclusive license did not meet the requirement for separate units of accounting and therefore should be recognized as a single unit of accounting.
     During the initial research term of the collaboration and option agreement, the Company will perform research, at its expense, as well as conduct all development activities for CK-1827452, at its expense, in accordance with an agreed upon development plan. Amgen’s option is exercisable during a defined period, the ending of which is dependent upon satisfaction of certain conditions, primarily CK-1827452 being developed to meet pre-defined criteria in Phase IIa clinical trials conducted during the initial research term. To exercise its option, Amgen is required to pay a non-refundable fee of $50.0 million and thereafter would have an exclusive license. On exercise of the option, the Company is required to transfer all data and know-how necessary to enable Amgen to assume responsibility for development and commercialization of CK-1827452 and related compounds, which Amgen will perform at its sole expense. Development services, if any, performed by the Company after commencement of the exclusive license term will be reimbursed by Amgen. Under the terms of the agreement, the Company may be eligible to receive pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on CK-1827452 and other potential products arising from research under the collaboration as well as royalties that escalate based on increasing levels of the annual net sales of products commercialized under the agreement. The agreement also provides for the Company to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If the Company elects to co-fund such costs, it would be entitled to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense. If Amgen elects not to exercise its option on CK-1827452, the Company may then proceed to independently develop CK-1827452 and the research collaboration would terminate.
     In connection with entering into the collaboration and option agreement, the Company also entered into a common stock purchase agreement (the “CSPA”) with Amgen. Accordingly, on January 2, 2007, the Company issued 3,484,806 shares of its common stock to Amgen under the CSPA at a price of $9.47 per share for an aggregate purchase price of approximately $33.0 million. The common stock was valued using the closing price of the Company’s common stock on December 29, 2006, the last trading day of the Company’s common stock prior to issuance. The difference between the price paid by Amgen of $9.47 per share and the stock price of $7.48 per share resulted in an aggregate stock purchase premium of $6.9 million. This premium was recorded as deferred revenue and is being amortized to license revenue ratably over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is four years. After deducting issuance costs, the Company received net proceeds of approximately $32.9 million from the stock issuance.
     In the first quarter of 2007, the Company recognized license revenue of $3.1 million under the collaboration and option agreement and CSPA with Amgen. At March 31, 2007, deferred revenue related to the collaboration and option agreement and the CSPA was $45.8 million.
Other
     Under the provisions of our amended collaboration and facilities agreement with Portola Pharmaceuticals, Inc. (“Portola”), the Company is obligated to reimburse Portola for certain equipment costs incurred by Portola in connection with research and related services that Portola provides to the Company. The Company began to incur these costs when the equipment became available for use in the second quarter of 2006. Our payments to Portola for such equipment costs, totaling $285,000, are being made in eight quarterly installments that commenced in the first quarter of 2006 and will continue through the fourth quarter of 2007. Charles J. Homcy, M.D., is the President and CEO of Portola, a member of the Company’s Board of Directors and a consultant to the Company.
     In August 2006, the Company entered into an agreement with Portola, whereby Portola sub-subleased approximately 2,500 square feet of office space from the Company at a monthly rate of $1.75 per square foot. The term of the agreement commenced on August 22, 2006 and continued until October 31, 2006, with the option to extend it on a month-to-month basis thereafter. Sublease income from this agreement offsets rent expense. In February 2007, Portola notified the Company of its termination of the sublease agreement effective April 30, 2007.
Note 5. Equipment Financing Lines
     In April 2006, the Company secured a second line of credit with GE Capital of up to $4.6 million to finance certain equipment until December 31, 2006. In January 2007, GE Capital approved an extension to the funding period for the April 2006 line of credit to April 28, 2007. The line of credit is subject to the Master Security Agreement (the “MSA”) between the Company and GE Capital, dated February 2001 and as amended on March 24, 2006. Under the terms of the MSA, funds borrowed by the Company from GE Capital are collateralized by property and equipment of the Company purchased by such borrowed funds and other collateral as agreed to by the Company. During the first quarter of 2007, the Company borrowed $1.7 million under the line at an interest rate of 7.24% to finance purchases of property and equipment. As of March 31, 2007, additional borrowings of $480,000 were available to the Company under this line.
Note 6. Stockholders’ Equity
Common Stock
     In January 2007, the Company issued 3,484,806 shares of its common stock to Amgen. See Note 4 “Related Party Agreements – Research and Development Arrangements – Amgen”.
     On May 1, 2007, 90,415 shares of common stock were issued pursuant to the ESPP at an average price of $4.57 per share.
Stock Option Plans
     In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”) which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock purchase rights and stock bonuses to employees, directors and consultants. Under the 2004 Plan, on an annual basis, the number of authorized shares automatically increases by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors. Accordingly, on January 1, 2007, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 1,500,000 shares to a total of 2,783,876 shares.

     Stock option activity for the first quarter of 2007 under the 2004 Plan and the 1997 Stock Option/Stock Issuance Plan was as follows:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share
Balance at December 31, 2006	1,283,876	4,032,700	$5.31
Increase in authorized shares	1,500,000	—	—
Options granted	(1,317,970)	1,317,970	$6.84
Options exercised	—	(43,892)	$3.22
Options forfeited	94,556	(94,556)	$7.18

Balance at March 31, 2007	1,560,462	5,212,222	$5.68

The weighted average fair value of options granted in the first quarter of 2007 was $4.63 per share.
Note 7. Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     FIN 48 became effective for the Company on January 1, 2007. The cumulative effect of adopting FIN 48 on January 1, 2007 has been recorded net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company for the year 2003 through the current period. Interest and penalties are zero, and the Company’s policy to account for interest and penalties in tax expense on the income statement. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of FIN 48 had no impact on the Company’s effective tax rate. The gross amount of unrecognized tax benefits at March 31, 2007 has not changed from the beginning of the year, and the Company does not expect any material changes in the next 12 months.
Note 8. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact, if any, on the financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.
Note 9. Subsequent Events
     In May 2007, an employee loan totaling $101,000 including principal and interest was repaid in full by an employee who left the Company. As of March 31, 2007, the note was classified in the balance sheet as related party notes receivable – short term portion.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.
     This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	the initiation, progress, timing, scope and anticipated date of completion of clinical trials and development for our drug candidates and potential drug candidates by ourselves, GlaxoSmithKline, or GSK, or the National Cancer Institute, or NCI, including the expected timing of initiation of various clinical trials for our drug candidates and potential drug candidates, the anticipated dates of data becoming available or being announced from various clinical trials and the anticipated timing of regulatory filings;

•	our plans or ability for continued research and development of drug candidates, such as CK-1827452, ispinesib or SB-743921, or to commercialize drugs with or without a partner, including our intention to develop clinical development and sales and marketing capabilities;

•	the potential benefits of our drug candidates and potential drug candidates;

•	the utility of the clinical trials programs for our drug candidates, including, but not limited to, our drug candidates for the treatment of each of heart failure and cancer;

•	issuance of shares of our common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge;

•	receipt of milestone payments, royalties and other funds from our partners under strategic alliances, such as with Amgen Inc., or Amgen, and GSK;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen and GSK;

•	losses, costs, expenses and expenditures;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2007;

•	the scope and size of research and development efforts and programs;

•	our ability to protect our intellectual property and avoid infringing the intellectual property rights of others;

•	potential competitors and competitive products;

•	capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	expected future sources of revenue and capital;

•	our plans to obtain limited product liability insurance;

•	our plans for strategic alliances;

•	increasing the number of our employees and recruiting additional key personnel; and

•	expected future amortization of employee stock-based compensation.
     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:
•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates, including decisions by the NCI to postpone or discontinue research or development efforts for ispinesib, or by GSK to postpone or discontinue research and/or development efforts relating to CENP-E;

•	difficulties or delays in patient enrollment for our clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials);

•	the receipt of funds by us under our strategic alliances, including those funds dependent upon Amgen’s exercise of its option with respect to CK-1827452 and GSK’s exercise of its option with respect to either or both of ispinesib and SB-743921;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to obtain additional financing if necessary;

•	our ability to maintain the effectiveness of current public information under our registration statement permitting resale of securities to be issued to Kingsbridge by us under, and in connection with, the CEFF;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.
     In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.
     When used in this Quarterly Report, unless otherwise indicated, “Cytokinetics,” “the Company,” “we,” “our” and “us” refers to Cytokinetics, Incorporated.
     CYTOKINETICS and our logo used alone and with the mark CYTOKINETICS are registered service marks and trademarks of Cytokinetics. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.
Overview
     We are a biopharmaceutical company, incorporated in Delaware in 1997, focused on developing small molecule therapeutics for the treatment of cardiovascular diseases and cancer. Our development efforts are directed to advancing multiple drug candidates through clinical trials to demonstrate proof-of-concept in humans in two significant markets: heart failure and cancer. Our drug development pipeline consists of a drug candidate for the treatment of heart failure, being developed in both an intravenous and oral formulation, and two drug candidates and a potential drug candidate for the treatment of cancer. Our drug candidates and potential drug candidates are all novel small molecules that arose from our internal research programs and are directed toward the biology of the cytoskeleton. We believe our understanding of the cytoskeleton enables us to discover novel and potentially safer and more effective therapeutics.

     Since our inception in August 1997, we have incurred significant net losses. As of March 31, 2007, we had an accumulated deficit of $242.3 million. We expect to incur substantial and increasing losses for the next several years if and to the extent:
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
Cardiovascular
     We have focused our cardiovascular research and development activities on heart failure, a disease most often characterized by compromised contractile function of the heart that impacts its ability to effectively pump blood throughout the body. We have discovered and optimized small molecules that have the potential to improve cardiac contractility by specifically binding to and activating cardiac myosin, a cytoskeletal protein essential for cardiac muscle contraction. We have selected CK-1827452, a novel cardiac myosin activator for the treatment of heart failure, as a drug candidate for further development in our cardiovascular program. The CK-1827452 clinical trials program is planned to include Phase I and Phase II trials designed to evaluate the safety and efficacy of both intravenous and oral CK-1827452 in a diversity of patients, including those with stable heart failure, ischemic cardiomyopathy, impaired renal function, acutely decompensated heart failure, and patients with chronic heart failure at increased risk for death or hospital admission for heart failure.
CK-1827452 (intravenous)
     In 2005, we initiated a first-in-humans Phase I clinical trial with CK-1827452. This clinical trial was designed as a double-blind, randomized, placebo-controlled, dose-escalation trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of CK-1827452 administered intravenously to normal healthy volunteers. Clinical data from this trial were presented at the Heart Failure Society of America Meeting in September 2006. The maximum tolerated dose, or MTD, was 0.5 mg/kg/hr for this regimen. At this dose, the six-hour infusion of CK-1827452 produced statistically significant mean increases in left ventricular ejection fraction and fractional shortening of 6.8 and 9.2 absolute percentage points, respectively, as compared to placebo. These increases in indices of left ventricular function were associated with a mean prolongation of systolic ejection time of 84 milliseconds, which was also statistically significant. These mean changes in ejection fraction, fractional shortening and ejection time were concentration-dependent and CK-1827452 exhibited generally linear, dose-proportional pharmacokinetics across the range of doses studied. At the MTD, CK-1827452 was well-tolerated when compared to placebo. The adverse effects at intolerable doses in humans appeared similar to the adverse findings observed in the preclinical safety studies which occurred at similar plasma concentrations. These effects are believed to be related to an excess of the intended pharmacologic effect, resulting in excessive prolongation of the systolic ejection time, and resolved promptly with discontinuation of the infusions of CK-1827452. The Phase I clinical trial activity of CK-1827452 is consistent with results from preclinical models that evaluated CK-1827452 in normal dogs; however, further clinical trials are necessary to determine whether similar results will also be seen in patients with heart failure.

     In April 2007, we initiated a Phase II clinical trials program. The first clinical trial initiated under this program, was a Phase IIa double-blind, randomized, placebo-controlled, dose-escalation trial designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of CK-1827452 administered intravenously to stable heart failure patients. In addition to the trial’s primary objective of evaluating the safety and tolerability of CK-1827452, its secondary objectives were to establish a relationship between plasma concentration and the pharmacodynamic effects of the drug candidate in stable heart failure patients.
CK-1827452 (oral)
     In December 2006, we announced results from a Phase I oral bioavailability study of CK-1827452 in healthy volunteers. We believe that these data support our current efforts to develop a modified release oral formulation of CK-1827452 to enable late-stage clinical development of a dosing schedule that may be suitable for the treatment of patients with chronic heart failure. This study was designed as an open-label, four-way crossover study in ten healthy volunteers designed to investigate the absolute bioavailability of two oral formulations (liquid and immediate-release solid formulations) of CK-1827452 versus an intravenous dose. In addition, the effect of taking the immediate-release solid formulation in a fed versus fasted state on CK-1827452’s relative bioavailability was also assessed. Volunteers were administered CK-1827452 at 0.125mg/kg under each of the following four different conditions in random order:
•	a reference intravenous infusion at a constant rate over one hour;

•	a liquid solution taken orally in a fasted state;

•	an immediate-release solid formulation taken orally in a fasted state; and

•	an immediate-release solid formulation taken orally following consumption of a standard, high-fat breakfast.
     Pharmacokinetic data from this study demonstrated oral bioavailability of approximately 100% for each of the three conditions of oral administration. The median time to maximum plasma concentrations after dosing was 0.5 hours for the liquid solution taken orally, 1 hour for the immediate-release solid formulation taken in a fasted state, and 3 hours for the immediate-release solid formulation taken after eating. We believe that the rapid and essentially complete oral absorption observed between subjects suggests that predictable plasma levels can be achieved with chronic oral dosing in patients with heart failure.
     In the first quarter of 2007, we initiated a Phase I single-center, open-label, sequential, parallel group clinical trial designed to evaluate the potential for certain drug-drug interactions with CK-1827452. The trial is designed to evaluate the effects of oral ketoconazole, a strong metabolic inhibitor of CYP3A4, on the pharmacokinetics of CK-1827452 given orally to sixteen healthy male volunteers. If a significant pharmacokinetic interaction between CK-1827452 and ketoconazole is identified, then a second stage of the clinical trial will be initiated. This second stage is designed to evaluate the effects of oral diltiazem, a moderate metabolic inhibitor of CYP3A4, on the pharmacokinetics of oral CK-1827452 in an additional cohort of eight healthy male volunteers.
     CK-1827452 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our cardiovascular program of approximately $5.6 million for the three months ended March 31, 2007, and $4.6 million for the three months ended March 31, 2006. We anticipate that our expenditures relating to research and development of compounds in our cardiovascular program will increase significantly as we advance CK-1827452 through clinical development. Our expenditures will also increase if Amgen does not exercise its option and we elect to develop CK-1827452 or related compounds independently, or if we elect to co-fund later-stage development of CK-1827452 or other compounds in our cardiovascular program under the collaboration following Amgen’s exercise of its option.
Oncology
     In the first quarter of 2007, we continued to advance our oncology development programs as both ispinesib and SB-743921 progressed in Phase II and Phase I clinical trials, respectively. In 2006, we entered into two amendments to our collaboration and license agreement with GSK regarding the future research, development and commercialization of ispinesib, SB-743921 and CENP-E. In June 2006, we amended the agreement to extend the initial five-year research term of this strategic alliance for an additional year to continue activities focused towards translational research directed to CENP-E. In November 2006, we further amended the agreement and assumed, at our expense, responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E.

Ispinesib
     The oncology clinical trials program for ispinesib is a broad program consisting of nine Phase II clinical trials and eight Phase I or Ib clinical trials evaluating the use of ispinesib in a variety of both solid and hematologic cancers. We believe that the breadth of this clinical trials program takes into consideration the potential for and the complexity of developing a drug candidate such as ispinesib. We have reported Phase II clinical trial data for ispinesib in metastatic breast, non-small cell lung, colorectal and head and neck cancers. To date, clinical activity for ispinesib has been observed only in non-small cell lung cancer and breast cancer, with the more robust clinical activity observed in a Phase II clinical trial evaluating ispinesib in the treatment of patients with locally advanced or metastatic breast cancer that had failed treatment with taxanes and anthracyclines. Under our amended collaboration and license agreement with GSK, we intend to conduct a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast cancer. This program is intended to build upon the previous data from the clinical trials conducted by GSK and the NCI, and would be designed to further define the clinical activity profile of ispinesib in advanced breast cancer patients in preparation for potentially initiating a Phase III clinical trial of ispinesib for the second-line treatment of advanced breast cancer.
     The Phase II clinical trials of ispinesib that are still ongoing, recently reported or awaiting data, and that are sponsored by GSK or by the NCI, are as follows:
     Breast Cancer: GSK has concluded enrollment, after enrolling 50 patients, in a two-stage, international, Phase II, open-label, monotherapy clinical trial, evaluating the safety and efficacy of ispinesib in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer whose disease had recurred or progressed despite treatment with anthracyclines and taxanes. The clinical trial’s primary endpoint was objective response as determined using the Response Evaluation Criteria in Solid Tumors, or RECIST criteria. The best overall responses, as determined using the RECIST criteria, were 3 confirmed partial responses observed among the first 33 evaluable patients. The most common adverse event was Grade 4 neutropenia. In Stage I of this clinical trial, ispinesib demonstrated sufficient anti-tumor activity to satisfy the pre-defined efficacy criteria required to move forward to the second stage. We anticipate additional data from Stage 2 of this clinical trial in the first half of 2007; however, we have been informed by GSK of another confirmed partial response in one of the Stage 2 patients, for a total of 4 confirmed partial responses among the first 47 evaluable patients.
     Ovarian Cancer: GSK has concluded enrollment and all patients are off study drug in a Phase II, open-label, monotherapy clinical trial evaluating the efficacy of ispinesib in the second-line treatment of patients with advanced ovarian cancer previously treated with a platinum and taxane-based regimen. The primary endpoint of this clinical trial is objective response as determined using the RECIST criteria and blood serum levels of the tumor mass marker CA-125. We anticipate interim data to be available at the Annual Meeting of the American Society of Clinical Oncology, or ASCO, in June 2007.
     Renal Cell Cancer: The NCI has completed enrollment and is continuing treatment in an open label Phase II clinical trial designed to evaluate the safety and efficacy of ispinesib as a second-line treatment in patients with renal cell cancer. The primary endpoint of this clinical trial is objective response as determined using the RECIST criteria. We anticipate interim data to be available from Stage 1 of this clinical trial at ASCO in June 2007.
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
     Hepatocellular Cancer: The NCI has concluded enrollment and all patients are off study drug in an open-label Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with hepatocellular cancer. The primary endpoint is objective response as determined using the RECIST criteria. We anticipate data from Stage 1 of this clinical trial to be available in the first half of 2007.
     Melanoma: The NCI has concluded enrollment and all patients are off study drug in an open-label Phase II clinical trial evaluating ispinesib in the first-line treatment of patients with melanoma who may have received adjuvant immunotherapy but no chemotherapy. The primary endpoint is objective response as determined using the RECIST criteria. We anticipate data from Stage 1 of this clinical trial to be available in 2007.
     In addition to the Phase II clinical trials, the Phase I and Ib clinical trials of ispinesib, sponsored by GSK through our strategic alliance, or by the NCI that are still on-going , or awaiting data are as follows:

     Ispinesib with capecitabine: In the first quarter of 2007, GSK continued to conduct a dose-escalating, Phase Ib clinical trial evaluating the safety, tolerability and pharmacokinetics of ispinesib in combination with capecitabine. In 2006, clinical data were presented demonstrating that the combination of ispinesib and capecitabine may have an acceptable tolerability profile. The optimally tolerated regimen in this clinical trial was not defined; however, the MTD of ispinesib at 18 mg/m2, administered as an intravenous infusion every 21 days, was tolerated with therapeutic doses of capecitabine, specifically daily oral doses of 2000 mg/m2 and 2500 mg/m2 for 14 days, and plasma concentrations of ispinesib did not appear to be affected by the presence of capecitabine. Dose-limiting toxicities consisted of Grade 2 rash that did not allow 75% of the capecitabine doses to be delivered and prolonged Grade 4 neutropenia. In this clinical trial, a total of 12 patients had a best response of stable disease as determined using the RECIST criteria. GSK continues to treat a patient in the Phase Ib clinical trial of ispinesib in combination with capecitabine. We anticipate data to be available in the second half of 2007.
     Pediatric Solid Tumors: In the first quarter of 2007, the NCI continued a dose-finding Phase I clinical trial in approximately 30 patients to evaluate ispinesib as monotherapy in pediatric patients with relapsed or refractory solid tumors. This clinical trial is designed to investigate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of ispinesib in this patient population.
     Acute Leukemias, Chronic Myelogenous Leukemia, or Advanced Myelodysplastic Syndromes: The NCI also continues to treat patients in a Phase I clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib on an alternative dosing schedule in adult patients with relapsed or refractory acute leukemias, chronic myelogenous leukemia in blast crisis or advanced myelodysplastic syndromes. We anticipate data to be available from Stage 1 of this clinical trial in 2007.
     We expect that it will take several years before we can commercialize ispinesib, if at all. Ispinesib is at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any resulting drugs. Accordingly, we cannot reasonably estimate when and to what extent ispinesib will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including, but not limited to, the safety and efficacy profile of the drug, receipt of regulatory approvals, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. We have assumed responsibility for funding the development costs associated with ispinesib pursuant to the November 2006 amendment to our collaboration and license agreement with GSK. We intend to conduct a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast cancer designed to further define the clinical activity profile of ispinesib in advanced breast cancer patients, and in preparation for potentially initiating a Phase III clinical trial of ispinesib for the second-line treatment of advanced breast cancer. As a result of this planned development activity, and if GSK does not exercise its option to resume responsibility for some or all of the development and commercialization activities associated with this drug candidate, our expenditures relating to research and development of this drug candidate will increase significantly.
SB-743921
     In the first quarter, we continued to enroll patients in a Phase I/II clinical trial of SB-743921 in patients with non-Hodgkin’s lymphoma, or NHL. This Phase I/II clinical trial is an open-label, non-randomized clinical trial designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of SB-743921 administered as a one-hour infusion on days 1 and 15 of a 28-day schedule, first without and then with the administration of granulocyte colony stimulating factor, and then to assess the potential efficacy of the MTD. Interim Phase I data from this clinical trial are anticipated to be available at ASCO in June 2007, and additional Phase I data are anticipated to be available in the second half of 2007.
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
     If GSK exercises its option for either or both of ispinesib and SB-743921, it will pay us an option fee equal to the costs we independently incurred for the development of that drug candidate, plus a premium intended to compensate us for the cost of capital associated with such costs, subject to an agreed limit for such costs and premium. Upon GSK exercising its option for a drug candidate, we may receive additional pre-commercialization milestone payments with respect to such drug candidate and increased royalties on net sales of any resulting product, in each case, beyond those contemplated under the original agreement.

GSK-923295
     In June 2006, we executed an amendment to our collaboration and license agreement with GSK whereby the research term was extended for an additional year to facilitate continued research activities under an updated research plan focused on another mitotic kinesin and novel cancer target, CENP-E. The research term under the collaboration and license agreement with respect to all mitotic kinesins other than CENP-E expired in June 2006. Under the 2006 amendment, GSK will have no obligation to reimburse us for full-time employee equivalents, or FTEs, during the extension of the research term. GSK continues to develop GSK-923295 under the agreement. GSK has completed its regulatory filing and we anticipate that it will initiate a Phase I clinical trial for GSK-923295 in 2007.
     We will receive royalties from GSK’s sales of any drugs developed and commercialized under the strategic alliance. For those drug candidates that GSK develops under the strategic alliance, which currently includes GSK-923295 and which may include either or both of ispinesib and SB-743921 if so elected by GSK pursuant to its option, we can elect to co-fund certain later-stage development activities which would increase our potential royalty rates on sales of resulting drugs and provide us with the option to secure co-promotion rights in North America. We expect that the royalties to be paid on future sales of each of ispinesib, SB-743921 and GSK-923295 could potentially increase to an upper-teen percentage rate based on increasing product sales and our anticipated level of co-funding. If we exercise our co-promotion option, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.
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

Revenues
     Our current revenue sources are limited, and we do not expect to generate any direct revenue from product sales for several years. We have recognized revenues from our strategic alliances with Amgen, GSK and AstraZeneca for license fees and contract research activities.
     Charges to GSK in 2006 were based on negotiated rates intended to approximate the costs for our FTEs performing research under the strategic alliance and our out-of-pocket expenses, which we recorded as the related expenses were incurred. GSK paid us an upfront licensing fee, which we recognized ratably over the strategic alliance’s initial five-year research term, which ended in June 2006. We may receive additional payments from GSK upon achieving certain precommercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. The revenues recognized to date are not refundable, even if the relevant research effort is not successful.
     Under the terms of our collaboration and option agreement with Amgen, we received an upfront, non-refundable license and technology access fee of $42.0 million. In connection with entering into the collaboration and option agreement, the Company also entered into a common stock purchase agreement, or CSPA, with Amgen. In January 2007 we issued 3,484,806 shares of Company common stock to Amgen for net proceeds of $32.9 million, of which the $6.9 million purchase premium was recorded as deferred revenue. We are amortizing the upfront fee and stock premium to license revenue ratably over the maximum term of the non-exclusive license, which is four years. We may receive additional payments from Amgen upon achieving certain precommercialization and commercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We may also be eligible to receive reimbursement for contract development activities subsequent to Amgen’s option exercise, which we will record as revenue if and when the related expenses are incurred. We record amounts received in advance of performance as deferred revenue.
     Charges to AstraZeneca were based on negotiated rates intended to approximate the costs for our FTEs performing research under the strategic alliance. The revenues recognized since inception to date are not refundable. The research term of our collaboration and license agreement with AstraZeneca expired in December 2005, and we formally terminated that agreement in August 2006.
     Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and other precommercialization milestones under our strategic alliances with GSK and Amgen, our results of operations may vary substantially from year to year.
     We expect that our future revenues will most likely be derived from royalties on sales from drugs licensed to GSK or Amgen under our strategic alliances and from those licensed to future partners, as well as from direct sales of our drugs. If Amgen exercises its option, we will retain a product-by-product option to co-fund certain later-stage development activities under that strategic alliance with Amgen, thereby potentially increasing our royalties and affording us co-promotion rights in North America. For those products being developed by GSK under our strategic alliance, we also retain a product-by-product option to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording us co-promotion rights in North America. In the event we exercise our co-promotion rights under either collaboration agreement, we are entitled to receive reimbursement for certain sales force costs we incur in support of our commercial activities.
Research and Development
     We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. Under our November 2006 amendment to the collaboration and license agreement with GSK, we assumed responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, at our sole expense subject to GSK’s option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921 during a defined period. We also have the option to co-fund certain later-stage development activities for GSK-923295. This commitment and the potential exercise of our co-funding option will result in a significant increase in research and development expenses. We expect to incur research and development expenses in the continued conduct of preclinical studies and clinical trials for CK-1827452 and other of our cardiac myosin activator compounds for the treatment of heart failure and in connection with our early research programs in other diseases, as well as the continued refinement and application of our existing and future proprietary drug discovery technologies. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. From our inception through March 31, 2007, we incurred costs of approximately $55.5 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $87.2 million for our cardiac contractility program, $47.1 million for our proprietary technologies and $52.8 million for all other programs.
General and Administrative Expenses
     General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including, but not limited to, finance, human resources, legal, business and commercial development and strategic planning. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents. We anticipate continued increases in general and administrative expenses associated with operating as a publicly traded company.
Stock Compensation
     The following table summarizes stock-based compensation related to employee stock options and employee stock purchases for the three months ended March 31, 2007 and March 31, 2006, which was allocated as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Research and development	$644	$556
General and administrative	516	382

Stock-based compensation included in operating expenses	$1,160	$938
     As of March 31, 2007, there was $13.0 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.1 years. In addition, we continue to amortize deferred stock-based compensation recorded prior to adoption of “Statement of Financial Accounting Standards No. 123R”, or SFAS 123R, for stock options granted prior to the initial public offering. At March 31, 2007, the balance of deferred stock based compensation was $786,000, which we expect to be amortized in future years as follows, assuming no cancellations of the related stock options: $452,000 in the remainder of 2007 and $334,000 in 2008.
Interest and Other Income and Expense
     Interest and other income and expense consist primarily of interest income and interest expense. Interest income is primarily generated from our cash, cash equivalents and investments. Interest expense generally relates to the borrowings under our equipment financing lines.
Results of Operations
Revenues
     We recorded total revenues of $3.2 million in the first quarter of 2007 compared with total revenues of $1.4 million in the first quarter of 2006. Revenues for the first quarter of 2007 were largely derived from our research collaboration with Amgen, and revenues for the first quarter of 2006 were largely derived from our collaboration with GSK. The increase in revenues in 2007 was primarily due to recognition of $3.1 million of license revenue related to the Amgen collaboration and option agreement and the premium on the stock purchase under the CSPA. This increase was partially offset by a decrease in revenues from GSK of $1.3 million.
     Research and development revenues from a related party refers to revenues from our partner, GSK, which is also a stockholder of the Company. Research and development revenues from GSK were $147,000 in the first quarter of 2007 and represented patent expense reimbursements from GSK. Research and development revenues from GSK were $718,000 in the first quarter of 2006, and primarily consisted of $683,000 for FTE reimbursements. There were no FTE reimbursements from GSK in 2007.

     License revenues from related parties represents license revenue from our strategic alliances with Amgen and GSK. The license revenue from Amgen for the first quarter of 2007 was $3.1 million and represented amortization of the upfront license fee and the premium paid on the common stock purchase. As of March 31, 2007, the remaining balance of deferred revenue relating to the upfront license fee and stock purchase premium paid by Amgen was $45.8 million. We are amortizing the Amgen deferred revenue on a straight line basis over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is four years. License revenue from GSK was zero in the first quarter of 2007 and $700,000 in the first quarter of 2006. The license revenue from GSK was amortized on a straight line basis over the initial five-year research term, which ended on June 30, 2006.
     We anticipate total revenues for the year ending December 31, 2007 to be in the range of $11.0 million to 13.0 million, which reflects license revenue and other collaboration revenue.
Research and Development Expenses
     Research and development expenses were $12.5 million first quarter of 2007, up from $11.3 million in the first quarter of 2006. The increase in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to an increase of $818,000 for clinical and preclinical outsourcing costs as we advanced our drug candidates for the treatment of cardiovascular disease and cancer through clinical trials, as well as an increase of $352,000 for compensation and benefits related costs.
     From a program perspective, the increase in spending in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to an increase of approximately $1.1 million for expenditures related to our early research programs and an increase of approximately $1.0 million for the advancement of our cardiac contractility program. These increases were partially offset by a decrease of $828,000 in spending for mitotic kinesin inhibitors. Spending for proprietary technologies remained approximately the same.
     Research and development expenses incurred related to the following programs (in millions):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Mitotic kinesin inhibitors	$1.0	$1.9
Cardiac contractility	5.6	4.6
Proprietary technologies	1.2	1.2
All other research programs	4.7	3.6

Total research and development expenses	$12.5	$11.3

     Clinical timelines, likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We anticipate that we will make determinations as to which early research programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate. The lengthy process of seeking regulatory approvals and subsequent compliance with applicable regulations requires the expenditure of substantial resources. Any failure by us to obtain and maintain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, could have a material adverse effect on our results of operations.
     We expect research and development expenditures to continue to increase in 2007. We expect to advance research and development of our drug candidate CK-1827452. Additionally, we intend to initiate a Phase I/II clinical trial for ispinesib in 2007 for the first-line treatment of locally advanced or metastatic breast cancer. We also intend to continue our Phase I/II clinical trial for SB-743921 for non-Hodgkin’s lymphoma. We anticipate research and development expenses to be in the range of $70.0 million to $75.0 million for the year ending December 31, 2007.
General and Administrative Expenses
     General and administrative expenses were $4.5 million in the first quarter 2007 compared with $3.6 million for the first quarter of 2006. The increase in the first quarter of 2007 compared to the first quarter of 2006 was primarily due an increase of $388,000 for accounting and legal fees, as well as an increase of $342,000 for compensation and benefits related expenses.
     We expect that general and administrative expenses will continue to increase during 2007 due to increasing payroll-related expenses in support of our initial precommercialization efforts, business development costs, expanding operational infrastructure, and costs associated with being a public company. We anticipate general and administrative expenses to be the range of $17.0 million to $19.0 million for the year ending December 31, 2007.
Interest and Other Income and Expense
     Interest and other income was $2.2 million for the first quarter of 2007 compared with $1.1 million in the first quarter of 2006. The increase in the first quarter of 2007 over the first quarter of 2006 was primarily due to higher interest income, resulting from higher average balances of cash, cash equivalents and short-term investments, and, to a lesser extent, from higher market interest rates earned on these investments.
     Interest and other expense was $169,000 in the first quarter 2007 and $124,000 in the first quarter of 2006. Interest and other expense in both of these periods primarily consisted of interest expense on our equipment financing line of credit.
Critical Accounting Policies
     The accounting policies that we consider to be our most critical (those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Recent Accounting Pronouncements
     We adopted Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes”, or FIN 48, on January 1, 2007. The cumulative effect of adopting FIN 48 was recorded net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million.
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact, if any, on the financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are evaluating the impact of adopting SFAS 159 on our financial position, cash flows and results of operations.
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through March 31, 2007, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $169.5 million at March 31, 2007, an increase of $60.0 million compared with $109.5 million at December 31, 2006. The increase was primarily due to the receipt of the upfront license fee of $42.0 million from Amgen in January 2007, which was recorded as a related party account receivable as of December 31, 2006, and the net proceeds of $32.9 million from the issuance of common stock to Amgen in January 2007, of which $6.9 million was recorded as deferred revenue. The increases were partly offset by the use of cash to fund operations.
     We have received net proceeds from the sale of equity securities of $304.0 million from August 5, 1997, the date of our inception, through March 31, 2007, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with our 2001 collaboration and license agreement, GSK made a $14.0 million equity investment in the Company. GSK made additional equity investments in the Company in 2003 and 2004 of $3.0 million and $7.0 million, respectively.

     In 2005, we entered into a committed equity financing facility, or CEFF, with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for the following three years. Subject to certain conditions and limitations, from time to time under the CEFF, at our election, Kingsbridge will purchase newly-issued shares of our common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. The minimum acceptable volume weighted average price for determining the purchase price at which our stock may be sold in any pricing period is determined by the greater of $3.50 or 85% of the closing price for our common stock on the day prior to the commencement of the pricing period. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 244,000 shares of our common stock at a price of $9.13 per share, which represents a premium over the closing price of our common stock on the date we entered into the CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. Under the terms of the CEFF, the maximum number of shares we may sell is 5,703,488 (exclusive of the shares underlying the warrant) which, under the rules of the National Association of Securities Dealers, Inc., is approximately the maximum number of shares we may sell to Kingsbridge without approval of our stockholders. This limitation may further limit the amount of proceeds we are able to obtain from the CEFF. We are not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. In 2006, we received gross proceeds of $17.0 million from the drawdown of 2,740,735 shares of common stock pursuant to our CEFF. In 2005, we received gross proceeds of $5.7 million from the draw down and sale of 887,576 shares of common stock to Kingsbridge before offering costs of $178,000.
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
     In connection with our entry into the collaboration and option agreement with Amgen, we entered into a common stock purchase agreement under which Amgen purchased 3,484,806 shares of our common stock at a price per share of $9.47, including a premium of $1.99 per share, and an aggregate purchase price of approximately $33.0 million. After deducting the offering costs, we received net proceeds of approximately $32.9 million. These shares were issued, and the related proceeds received, in January 2007.
     As of March 31, 2007, we have received $53.0 million in non-equity payments from GSK and $42.0 million in non-equity payments from Amgen.
     Under equipment financing arrangements, we received $1.7 million in the first quarter of 2007, and $23.7 million from August 5, 1997, the date of our inception, through March 31, 2007. Interest earned on investments, excluding non-cash amortization of purchase premiums, was $1.2 in the first quarter of 2007, and $20.0 million from August 5, 1997, the date of our inception, through March 31, 2007.
     Net cash provided by operating activities in the first quarter of 2007 was $34.7 million and primarily resulted from the payment by Amgen in January 2007 of the $42.0 million upfront, non-refundable license and technology access fee under the collaboration and license agreement entered into in December 2006, and the $6.9 million premium stock purchase premium paid by Amgen, which was recorded as deferred revenue. Partially offsetting these sources of cash were the Company’s net loss of $11.7 million, and the amortization of deferred revenue of $3.1 million.
     Deferred revenue increased $3.9 million in the first quarter of 2007 to $45.8 million at March 31, 2007 from $41.9 million at December 31, 2006. The increase was due to the $6.9 million premium paid by Amgen for its purchase of 3,484,806 shares of our common stock in January 2007 under the CSPA, which was partly offset by the amortization in the first quarter of 2007 of Amgen license revenue of $3.1 million related to the collaboration and license agreement and the CSPA.

     Net cash provided by investing activities was $2.9 million in the first quarter of 2007 and primarily represented the net proceeds from the maturity of investments and the purchase of investments of $4.7 million, partly offset by funds used to purchase property and equipment of $1.7 million. Restricted cash totaled $6.1 million at March 31, 2007, up slightly from $6.0 million at December 31, 2006.
     Net cash provided by financing activities of $27.0 million in the first quarter of 2007 primarily represented net proceeds of approximately $32.9 million from the issuance of common stock to Amgen, less $6.9 million that was recorded as deferred revenue, along with the net impact of equipment line financing activities of $858,000. In March 2007 we drew down approximately $1.7 million in additional borrowings under the April 2006 equipment line of credit with General Electric Capital Corporation, or GE Capital. As of March 31, 2007, additional borrowings of $480,000 were available to us under the line. The equipment line is subject to the Master Security Agreement, or MSA, between us and GE Capital, dated February 2001, as amended on March 24, 2006. Under the terms of the MSA, funds borrowed by us from GE Capital are collateralized by our property and equipment purchased by such borrowed funds and other collateral as agreed to by us. In connection with each line of credit, we are obligated to maintain a certificate of deposit with the lender.
     As of March 31, 2007, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases	$3,167	$6,250	$5,584	$2,814	$17,815
Equipment financing line	4,039	5,467	2,152	35	11,693

Total	$7,206	$11,717	$7,736	$2,849	$29,508

     Our long-term commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.
     Under the provisions of our amended agreement with Portola Pharmaceuticals, Inc., or Portola, we are obligated to reimburse Portola for certain equipment costs incurred by Portola in connection with research and related services that Portola provides to us. We began to incur these costs when the equipment became available for use in the second quarter of 2006. Our payments to Portola for such equipment costs, totaling $285,000, are scheduled to be made in eight quarterly installments commencing in the first quarter of 2006 and continuing through the fourth quarter of 2007.
     In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We also plan to conduct clinical development of ispinesib for breast cancer and SB-743921 for non-Hodgkin’s lymphoma. We expect to incur significant research and development expenses as we advance the research and development of our cardiac myosin activators for the treatment of heart failure, continue human clinical trials of CK-1827452 in 2007, pursue our other early stage research programs in multiple therapeutic areas and continue to refine and apply our existing and future proprietary drug discovery technologies.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decisions with regard to funding of development and commercialization of CK-1827452 or other compounds for the treatment of heart failure under our collaboration;

•	GSK’s decisions with regard to future funding of development of our drug candidates, including GSK-923295 and, if it exercises its option, either or both of ispinesib and SB-743921;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	expanding and advancing our research programs;

•	hiring of additional employees and consultants;

•	expanding our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.
     We believe that our existing cash and cash equivalents and short-term investments, future payments from Amgen and GSK, interest earned on investments, proceeds from equipment financings and the potential proceeds from the CEFF will be sufficient to meet our projected operating requirements for at least the next 12 months. If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.
Off-balance Sheet Arrangements
     As of March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk has not changed materially subsequent to our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
We currently finance and plan to continue to finance our operations through the sale of equity, potentially entering into additional strategic alliances and obtaining debt financings, which may result in additional dilution to our stockholders or relinquishment of valuable technology rights or the imposition of restrictive covenants, or may cease to be available on attractive terms or at all.
     We have funded all of our operations and capital expenditures with proceeds from both private and public sales of our equity securities, strategic alliances with GSK, Amgen, AstraZeneca and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, future payments from GSK and Amgen, interest earned on investments, proceeds from equipment financings and potential proceeds from our CEFF with Kingsbridge will be sufficient to meet our projected operating requirements for at least the next 12 months. To meet our future cash requirements, we may raise funds through public or private equity offerings, strategic alliances or debt financings. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds through debt financing, if available, such financing may involve covenants that restrict our business activities. In addition, there can be no assurance that any such funding, if needed, will be available on favorable terms, or at all. If we can not raise the funds we need on favorable terms, or at all, our ability to conduct our business will be significantly harmed and our stock price could be negatively affected.
Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.
     Prior to receiving approval to commercialize any of our drug candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both sufficiently safe and effective. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and there is no assurance that they will. In addition, for each of our current preclinical compounds, we must demonstrate satisfactory chemistry, formulation, stability and toxicity in order to file an investigational new drug application, or IND, that would allow us to advance that compound into clinical trials. If our preclinical studies, current clinical trials or future clinical trials are unsuccessful, our business and reputation will be significantly harmed and our stock price could be negatively affected.
     All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if these applications would be or have been filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. For example, although preclinical testing indicated that ispinesib causes tumor regression in a variety of tumor types, to date Phase II clinical trials of ispinesib have not shown clinical activity in colorectal cancer or in recurrent or metastatic head and neck squamous cell carcinoma. Similarly, early-stage clinical trials in healthy volunteers do not necessarily predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. In addition, there can be no assurance that the design of the clinical trials for any of our drug candidates is focused on appropriate indications, tumor types, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. For example, in a two-stage Phase II clinical trial designed to evaluate the safety and efficacy of ispinesib as monotherapy in the second-line treatment of patients with either platinum-sensitive or platinum-refractory non-small cell lung cancer, ispinesib did not satisfy the criteria for advancement to Stage 2 in either treatment arm. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.
     Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient, or API, itself or from impurities or degradants that are present in the API or could form over time in the formulated drug candidate or the API. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. For example, in clinical trials of ispinesib, the dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In a Phase I clinical trial of CK-1827452, intolerable doses of CK-1827452 were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in cardiac troponins I and T, which are markers of possible myocardial injury. These adverse effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may significantly harm our reputation and business and negatively affect our stock price.
Clinical trials are expensive, time consuming and subject to delay.
     Clinical trials are very expensive and difficult to design and implement, especially in the heart failure and cancer indications that we are pursuing, in part because they are subject to rigorous requirements. The clinical trial process is also time-consuming. In addition, we will need to develop appropriate formulations of our drug candidates for use in clinical trials, such as an oral formulation of CK-1827452. According to industry studies, the entire drug development and testing process takes on average 12 to 15 years, and the fully capitalized resource cost of new drug development averages approximately $800 million. However, individual clinical trials and individual drug candidates may incur a range of costs or time demands above or below this average. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but they may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:
•	delays in obtaining, or inability to obtain, regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners deem necessary for the appropriate and timely development of our drug candidates and commercialization of any resulting drugs;

•	delays in identifying and reaching agreement, or inability to identify and reach agreement, on acceptable terms with prospective clinical trial sites;

•	delays in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use;

•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;

•	slower than expected rates of patient recruitment and enrollment, including as a result of the introduction of alternative therapies or drugs by others;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial materials;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
     We do not know whether planned clinical trials will begin on time, or whether planned or currently ongoing clinical trials will need to be restructured or will be completed on schedule, if at all. Significant delays in clinical trials will impede our ability to commercialize our drug candidates and generate revenue and could significantly increase our development costs.
We have limited capacity to carry out our own clinical trials in connection with the development of our drug candidates and potential drug candidates and, to the extent we elect to develop a drug candidate without a strategic partner, we will need to expand our development capacity and will require additional funding.

     The development of drug candidates is complicated, and the resources that we currently have to carry out such development are limited. Pursuant to our collaboration and option agreement with Amgen, we are responsible for conducting Phase II clinical development for our drug candidate CK-1827452. We cannot engage another strategic partner for CK-1827452 until Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452 or its option expires. If Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452, we do not have an alternative strategic partner for that program. Pursuant to our amended collaboration and license agreement with GSK, we are now responsible for conducting clinical development for our drug candidates ispinesib and SB-743921. Currently, we rely on GSK to conduct pre-clinical and clinical development for GSK-923295 and the NCI to conduct certain clinical trials for ispinesib. We cannot engage another strategic partner for ispinesib or SB-743921 until GSK’s option to conduct later-stage clinical development for that drug candidate expires. If GSK elects to terminate its development efforts with respect to GSK-923295, or not to exercise its option to conduct later-stage clinical development for either of ispinesib or SB-743921, we do not have an alternative strategic partner for these programs.
     For our drug candidates for which we expect to conduct clinical trials at our expense, such as CK-1827452, ispinesib and SB-743921, we plan to rely on contractors for the manufacture and distribution of clinical supplies. To the extent we conduct clinical trials for a drug candidate without support from a strategic partner, we will need to develop additional skills, technical expertise and resources necessary to carry out such development efforts on our own or through the use of other third parties, such as contract research organizations, or CROs, and will incur significant additional costs.
     If we utilize CROs, we will not have control over many aspects of their activities, and will not be able to fully control the amount or timing of resources that they devote to our programs. These third parties also may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves, and therefore may not complete their respective activities on schedule. CROs may also have relationships with our competitors and potential competitors, and may prioritize those relationships ahead of their relationships with us. The failure of CROs to carry out development efforts on our behalf according to our requirements and the FDA’s or other regulatory agencies’ standards and in accordance with applicable laws, or our failure to properly coordinate and manage such efforts, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited.
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
     Under our strategic alliance with GSK, as amended, GSK is responsible for the clinical development and obtaining and maintaining regulatory approval of our potential drug candidate GSK-923295 for cancer and other indications. GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of GSK-923295 and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for GSK-923295. If the FDA or other regulatory authorities approve GSK-923295, GSK will also be responsible for the marketing and sale of the resulting drug. Because GSK is responsible for these functions, we cannot control whether GSK will devote sufficient attention and resources to the clinical trials program for GSK-923295 or will proceed in an expeditious manner. GSK generally has discretion to elect whether to pursue or abandon the development of GSK-923295 and may terminate our strategic alliance for any reason upon six months prior notice. These decisions are outside our control.
     In particular, if the initial clinical results of some of its early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of GSK-923295 or certain of the potential clinical trials for GSK-923295, even if the actual number of patients treated at such time is relatively small. If GSK abandons GSK-923295, it would result in a delay in or prevent us from commercializing GSK-923295, and would delay or prevent our ability to generate revenues. Disputes may arise between us and GSK, which may delay or cause the termination of any GSK-923295 clinical trials, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of GSK-923295 does not progress for these or any other reasons, we would not receive further milestone payments from GSK with respect to GSK-923295. Even if the FDA or other regulatory agencies approve GSK-923295, GSK may elect not to proceed with the commercialization of the resulting drug. These decisions are outside our control. In such event, or if GSK abandons development of GSK-923295 prior to regulatory approval, we would have to seek a new partner for clinical development or commercialization or curtail or abandon such clinical development or commercialization or undertake and fund the clinical development of GSK-923295 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct such development or commercialization ourselves, we would have to curtail or abandon such development or commercialization, which could harm our business.
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
     Our ability to commercialize drugs that we develop with our partners and that generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. Our partners may not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In particular, we are relying on the NCI, a government agency, to conduct several clinical trials of ispinesib and GSK to conduct clinical development of GSK-923295. There can be no assurance that GSK or the NCI, or both, will not modify their respective plans to conduct such clinical development or will proceed with such clinical development diligently. In addition, if GSK exercises its option with respect to either or both of ispinesib and SB-743921, or if Amgen exercises its option with respect to CK-1827452, they will then be responsible for the clinical development of those respective drug candidates. We have no control over the conduct of clinical development being conducted or that may be conducted in the future by GSK, the NCI or Amgen, including the timing of initiation, termination or completion of such clinical trials, the analysis of data arising out of such clinical trials or the timing of release of complete data concerning such clinical trials, which may impact our ability to report on their results. If our partners fail to perform as we expect, our potential for revenue from drugs developed through our strategic alliances, if any, could be dramatically reduced.
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
     Our drug candidates require precise, high quality manufacturing. The failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good manufacturing practices regulations and similar foreign laws. Each contract manufacturer must pass a pre-approval inspection before we can obtain marketing approval for any of our drug candidates and following approval will be subject to ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies, to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards. However, we do not have control over our contract manufacturers’ compliance with these regulations and standards. If one of our contract manufacturers fails to pass its pre-approval inspection or maintain on-going compliance, the production of our drug candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues.
     If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we will need to manufacture them in larger quantities. To date, our drug candidates have been manufactured only in small quantities for preclinical testing and clinical trials. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with contract manufacturers or on our own, for any of our drug candidates in a timely or economical manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate, the regulatory approval or commercial launch of any related drugs may be delayed or there may be a shortage in supply. Even if any contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such improvements.
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
     Switching manufacturers or manufacturing sites may be difficult and time consuming because the number of potential manufacturers is limited. In addition, before a drug from any replacement manufacturer or manufacturing site can be commercialized, the FDA must approve that site. Such approval would require new testing and compliance inspections. A new manufacturer or manufacturing site also would have to be educated in, or develop substantially equivalent processes for, production of our drugs after receipt of FDA approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all, which would delay or prevent our ability to commercialize our drugs.
We may not be able to successfully scale-up manufacture of our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing resulting approved drugs, if any.
     To date, our drug candidates have been manufactured in small quantities for preclinical studies and early-stage clinical trials. In order to conduct larger scale or late-stage clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. Significant scale-up of manufacturing may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during such scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development, regulatory approval or commercial launch of that drug candidate may be delayed or there may be a shortage in supply, which could significantly harm our business.
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
     We plan to commercialize drugs on our own, with or without a partner, that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and with supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs.
     To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues will suffer, our business and reputation will suffer and the price of our common stock could decrease.
Our focus on the discovery of drug candidates directed against specific proteins and pathways within the cytoskeleton is unproven, and we do not know whether we will be able to develop any drug candidates of commercial value.
     We believe that our focus on drug discovery and development directed at the cytoskeleton is novel and unique. While a number of commonly used drugs and a growing body of research validate the importance of the cytoskeleton in the origin and progression of a number of diseases, no existing drugs specifically and directly interact with the cytoskeletal proteins and pathways that our drug candidates seek to modulate. As a result, we cannot be certain that our drug candidates will appropriately modulate the targeted cytoskeletal proteins and pathways or produce commercially viable drugs that safely and effectively treat heart failure, cancer or other diseases, or that the results we have seen in preclinical models will translate into similar results in humans. In addition, even if we are successful in developing and receiving regulatory approval for a commercially viable drug for the treatment of one disease focused on the cytoskeleton, we cannot be certain that we will also be able to develop and receive regulatory approval for drug candidates for the treatment of other forms of that disease or other diseases. If we or our partners fail to develop and commercialize viable drugs, we will not achieve commercial success.
Our proprietary rights may not adequately protect our technologies and drug candidates.
     Our commercial success will depend in part on our obtaining and maintaining patent and trade secret protection of our technologies and drug candidates as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies and drug candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. In the event that our issued patents and our patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates, including CK-1827452, ispinesib, SB-743921 and GSK-923295, we would not be able to exclude others from developing or commercializing these drug candidates and potential drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage.
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
     We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or our partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed by such persons may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop information that is equivalent to our trade secrets, it will be more difficult for us to enforce our rights and our business could be harmed.
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
     Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Bayer AG, Merck & Co., Inc., or Merck, Merck GMBH, Eli Lilly and Company, or Lilly, Bristol-Myers Squibb, or BMS, Array Biopharma Inc., or Array, ArQule, Inc., or ArQule, and AstraZeneca). Further development of these products could be impacted by these patents and result in significant legal fees.
     If a third party claims that our actions infringe on their patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including, but not limited to:
•	infringement and other intellectual property claims that, with or without merit, can be costly and time-consuming to litigate and can delay the regulatory approval process and divert management’s attention from our core business strategy;

•	substantial damages for past infringement which we may have to pay if a court determines that our drugs or technologies infringe a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our drugs or technologies unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights.
     If any of these events occur, it could significantly harm our business and negatively affect our stock price.
We may become involved in disputes with our strategic partners over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, would have a significant impact on our business.
     Inventions discovered under our strategic alliance agreements become jointly owned by our strategic partners and us in some cases, and the exclusive property of one of us in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming, and an unfavorable outcome would have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors have contractual rights to publish data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, could benefit our current or potential competitors and may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.
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
Risks Related To Our Industry
Our competitors may develop drugs that are less expensive, safer or more effective, which may diminish or eliminate the commercial success of any drugs that we may commercialize.
     We compete with companies that are also developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cardiovascular diseases, cancer and other diseases for which our compounds may be useful treatments. For example, if CK-1827452 or any other of our compounds is approved for marketing by the FDA for heart failure, that compound could compete against current generically available therapies, such as milrinone, dobutamine or digoxin or newer drugs such as nesiritide. In addition, other pharmaceutical and biopharmaceutical companies are developing other approaches to the treatment of heart failure.
     Similarly, if approved for marketing by the FDA, depending on the approved clinical indication, our cancer drug candidates such as ispinesib and SB-743921 could compete against existing cancer treatments such as paclitaxel, docetaxel, vincristine, vinorelbine or navelbine and potentially against other novel cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck, Lilly, Array, BMS, ArQule and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.

     Our competitors may:
•	develop drug candidates and market drugs that are less expensive or more effective than our future drugs;

•	commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates;

•	hold or obtain proprietary rights that could prevent us from commercializing our products;

•	initiate or withstand substantial price competition more successfully than we can;

•	more successfully recruit skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances;

•	take advantage of acquisition or other opportunities more readily than we can;

•	develop drug candidates and market drugs that increase the levels of safety or efficacy that our drug candidates will need to show in order to obtain regulatory approval; or

•	introduce therapies or market drugs that render the market opportunity for our potential drugs obsolete.
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

Obtaining NDA approval can be a lengthy, expensive and uncertain process. In addition, failure to comply with the FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs or supplements to approved NDAs.
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
     If we or our partners fail to receive and maintain regulatory approval for the sale of any drugs resulting from our drug candidates, it would significantly harm our business and negatively affect our stock price.
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
     The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business would suffer.
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
     In addition, once we have commercially launched drugs based on our drug candidates, we will face even greater exposure to product liability claims. This risk exists even with respect to those drugs that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties that we have agreed to indemnify could incur liability, or that third parties that have agreed to indemnify us do not fulfill their obligations. Even if we were ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may create adverse publicity, all of which would impair our ability to generate sales of the affected product as well as our other potential drugs. Moreover, product recalls may be issued at our discretion or at the direction of the FDA, other governmental agencies or other companies having regulatory control for drug sales. If product recalls occur, they are generally expensive and often have an adverse effect on the image of the drugs being recalled as well as the reputation of the drug’s developer or manufacturer.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
     Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential drugs, which could significantly harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management.

We use hazardous chemicals and radioactive and biological materials in our business. Responding to any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.
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
     In addition, our partners may use hazardous materials in connection with our strategic alliances. To our knowledge, their work is performed in accordance with applicable biosafety regulations. In the event of a lawsuit or investigation, however, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials used by these parties. Further, we may be required to indemnify our partners against all damages and other liabilities arising out of our development activities or drugs produced in connection with these strategic alliances, which could be costly and time-consuming and distract management.
Our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters or resource shortages could disrupt our operations and adversely affect our results.
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
     As of April 30, 2007, our executive officers, directors and their affiliates beneficially owned or controlled approximately 26% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, new Securities and Exchange Commission, or SEC, regulations and NASDAQ Global Market, or NASDAQ, rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. For example, compliance with the internal control requirements of Sarbanes-Oxley section 404 has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2006, our internal control over financial reporting was effective, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.
Volatility in the stock prices of other companies may contribute to volatility in our stock price.
     The stock market in general, and NASDAQ and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage and development stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could harm our reputation and business.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     In March 2007, James H. Sabry, M.D., Ph.D., the Company’s Executive Director, established an amended 10b5-1 stock trading plan that provides for the exercise of options to purchase up to 203,254 shares of our common stock and the sale of up to 240,000 shares of our common stock on pre-determined dates from June 11, 2007 through June 11, 2008.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate.

4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant. (1)

4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Company and Comdisco. (1)

4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999, by and between the Company and Comdisco. (1)

4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Company to Comdisco. (1)

4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Company and Comdisco. (1)

4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Company and Comdisco. (1)

4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Company to Comdisco. (1)

4.9	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation. (1)

4.10	Cross-Collateral and Cross-Default Agreement by and between the Company and Comdisco. (1)

4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Bristow Investments, L.P. (1)

4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to the Laurence and Magdalena Shushan Family Trust. (1)

4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Slough Estates USA Inc. (1)

4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Company to The Magnum Trust. (1)

4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company and Kingsbridge Capital Limited. (2)

4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited. (2)

4.17	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2007	CYTOKINETICS, INCORPORATED (Registrant)
/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon Surrey-Barbari
Sharon Surrey-Barbari
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate.

4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant. (1)

4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Company and Comdisco. (1)

4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999, by and between the Company and Comdisco. (1)

4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Company to Comdisco. (1)

4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Company and Comdisco. (1)

4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Company and Comdisco. (1)

4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Company to Comdisco. (1)

4.9	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation. (1)

4.10	Cross-Collateral and Cross-Default Agreement by and between the Company and Comdisco. (1)

4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Bristow Investments, L.P. (1)

4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to the Laurence and Magdalena Shushan Family Trust. (1)

4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Slough Estates USA Inc. (1)

4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Company to The Magnum Trust. (1)

4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company and Kingsbridge Capital Limited. (2)

4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited. (2)

4.17	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.