Form 10-Q
period 2007-06-30
CYTOKINETICS INC
filed 2007-08-08
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated file ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2007: 46,965,235

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2007 and 2006, and the period from August 5, 1997 (date of inception) to June 30, 2007	4
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2007 and 2006, and the period from August 5, 1997 (date of inception) to June 30, 2007	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	43
Item 6. Exhibits	44
SIGNATURES	45
EXHIBIT INDEX	46
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2007	2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$111,223	$39,387
Short-term investments	44,250	70,155
Related party accounts receivable	65	42,071
Related party notes receivable — short-term portion	127	160
Prepaid and other current assets	2,356	1,848

Total current assets	158,021	153,621
Property and equipment, net	8,132	9,202
Related party notes receivable — long-term portion	216	292
Restricted cash	6,125	6,034
Other assets	318	367

Total assets	$172,812	$169,516

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,221	$2,838
Accrued liabilities	5,740	7,466
Related party payables and accrued liabilities	76	164
Short-term portion of equipment financing lines	4,117	3,691
Deferred revenue	12,234	12,234

Total current liabilities	24,388	26,393
Long-term portion of equipment financing lines	6,604	7,144
Long-term portion of deferred revenue	30,483	29,666

Total liabilities	61,475	63,203

Stockholders’ equity:
Common stock, $0.001 par value: Authorized: 120,000,000 shares; Issued and outstanding: 46,956,751 shares in 2007 and 43,283,558 shares in 2006	47	43
Additional paid-in capital	366,936	338,078
Deferred stock-based compensation	(627)	(1,094)
Accumulated other comprehensive loss	(60)	(75)
Deficit accumulated during the development stage	(254,959)	(230,639)

Total stockholders’ equity	111,337	106,313

Total liabilities and stockholders’ equity	$172,812	$169,516

(1)	The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2007	2006	2007	2006	2007
Revenues:
Research and development revenues from related party	$119	$744	$265	$1,462	$39,130
Research and development, grant and other revenues	—	2	—	4	2,955
License revenues from related parties	3,058	700	6,117	1,400	20,217

Total revenues	3,177	1,446	6,382	2,866	62,302

Operating expenses:
Research and development (1)	13,726	12,397	26,213	23,664	256,313
General and administrative (1)	4,015	3,938	8,497	7,560	77,237

Total operating expenses	17,741	16,335	34,710	31,224	333,550

Operating loss	(14,564)	(14,889)	(28,328)	(28,358)	(271,248)
Interest and other income	2,122	1,228	4,363	2,357	20,815
Interest and other expense	(186)	(125)	(356)	(248)	(4,526)

Net loss	$(12,628)	$(13,786)	$(24,321)	$(26,249)	$(254,959)

Net loss per common share — basic and diluted	$(0.27)	$(0.38)	$(0.52)	$(0.74)

Weighted-average number of shares used in computing net loss per common share — basic and diluted	46,890	36,376	46,826	35,317

(1) Includes the following stock-based compensation charges:
Research and development	$684	$679	$1,328	$1,235	$6,708
General and administrative	792	738	1,308	1,120	5,123
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	to June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(24,321)	$(26,249)	$(254,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,500	1,495	19,661
Loss on disposal of property and equipment	4	1	340
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	41
Non-cash interest expense	46	46	381
Non-cash expense for acceleration of options	—	—	20
Non-cash forgiveness of loan to officer	12	2	264
Stock-based compensation	2,636	2,355	11,832
Changes in operating assets and liabilities:
Related party accounts receivable	42,006	503	(386)
Prepaid and other assets	(505)	(289)	(2,580)
Accounts payable	(47)	421	2,315
Accrued liabilities	(780)	1,160	5,736
Related party payables and accrued liabilities	(88)	(381)	76
Deferred revenue	817	(1,400)	42,717

Net cash provided by (used in) operating activities	21,280	(22,336)	(174,435)

Cash flows from investing activities:
Purchases of investments	(39,800)	(70,898)	(633,003)
Proceeds from sales and maturities of investments	65,720	88,397	588,777
Purchases of property and equipment	(1,947)	(1,898)	(28,275)
Proceeds from sale of property and equipment	—	6	50
(Increase) decrease in restricted cash	(91)	72	(6,125)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of related party notes receivable	99	—	669

Net cash provided by (used in) investing activities	23,981	15,679	(79,053)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	94,004
Proceeds from sale of common stock to related party, net of issuance costs	26,009	—	33,009
Proceeds from public offerings, net of issuance costs	(7)	31,993	66,910
Proceeds from draw down of Committed Equity Financing Facility, net of issuance costs	—	10,589	22,504
Proceeds from other issuances of common stock	686	563	4,932
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	(1)	(68)
Proceeds from equipment financing lines	1,743	1,108	23,696
Repayment of equipment financing lines	(1,856)	(1,344)	(13,448)

Net cash provided by financing activities	26,575	42,908	364,711

Net increase in cash and cash equivalents	71,836	36,251	111,223
Cash and cash equivalents, beginning of period	39,387	13,515	—

Cash and cash equivalents, end of period	$111,223	$49,766	$111,223

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
Overview
     Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997 to discover, develop and commercialize novel small molecule drugs specifically targeting the cytoskeleton. The Company is a development stage enterprise and has been primarily engaged in conducting research, developing drug candidates and technologies, and raising capital.
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
Comprehensive Loss
     Comprehensive loss consists of the net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity that are excluded from net loss. Comprehensive loss and its components for the three- and six-month periods ended June 30, 2007 and 2006 are as follows (in thousands):

	Three months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net loss	$(12,628)	$(13,786)	$(24,321)	$(26,249)
Change in unrealized gain (loss) on investments	(6)	(56)	15	(42)

Comprehensive loss	$(12,634)	$(13,842)	$(24,306)	$(26,291)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $6.1 million at June 30, 2007 and $6.0 million at December 31, 2006, and was classified as restricted cash.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Numerator — net loss	$(12,628)	$(13,786)	$(24,321)	$(26,249)

Denominator:
Weighted-average common shares outstanding	46,890	36,394	46,827	35,341
Less: Weighted-average shares subject to repurchase	(—)	(18)	(1)	(24)

Weighted-average shares used in computing basic and diluted net loss per common share	46,890	36,376	46,826	35,317

     The following outstanding instruments were excluded from the computation of diluted net loss per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	As of June 30,
	2007	2006
Options to purchase common stock	5,250	4,266
Common stock subject to repurchase	—	14
Shares issuable related to the ESPP	38	46
Warrants to purchase common stock	244	294

Total shares	5,532	4,620

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	to June 30,
	2007	2006	2007
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	$42	$308	$42
Purchases of property and equipment through trade in value of disposed property and equipment	$—	$—	$258
Penalty on restructuring of equipment financing lines	$—	$—	$475
Conversion of convertible preferred stock to common stock	$—	$—	$133,172
Note 4. Related Party Agreements
Research and Development Arrangements
     GlaxoSmithKline. In June 2006, the Company’s Collaboration and License Agreement (the “GSK Agreement”) with GlaxoSmithKline (“GSK”) was amended to extend the research term for an additional year through June 19, 2007, to facilitate continued research activities under an updated research plan focused towards the mitotic kinesin centromere-associated protein E (“CENP-E”). Accordingly, the research term with respect to all mitotic kinesins other than CENP-E expired in June 2006. Under this amendment, GSK had no obligation to reimburse the Company for our full-time employee equivalents during the extension of the research term.

     In November 2006, the GSK Agreement was further amended. Under the November 2006 amendment, the Company assumed responsibility, at its expense, for the continued research, development and commercialization of inhibitors of kinesin spindle protein (“KSP”), including ispinesib and SB-743921, and all other mitotic kinesins with the exception of inhibitors of CENP-E. Under the November 2006 amendment, the Company’s development of ispinesib and SB-743921 is subject to GSK’s option to resume responsibility for the development and commercialization of either or both drug candidates during a defined period. If GSK exercises its option for a drug candidate, it will pay the Company an option fee equal to the costs the Company independently incurred for that drug candidate, plus a premium intended to compensate for the cost of capital associated with such costs, subject to an agreed limit for such costs and premium. Upon GSK exercising its option for a drug candidate, the Company may receive additional pre-commercialization milestone payments with respect to such drug candidate and increased royalties on net sales of any resulting product, in each case, beyond those contemplated under the original agreement. If GSK does not exercise its option for a drug candidate, the Company will be obligated to pay royalties to GSK on the sales of any resulting products. The November 2006 amendment supersedes a previous amendment to the GSK Agreement dated September 2005, which specifically related to SB-743921.
     In June 2007, the GSK Agreement was further amended to extend the research term for an additional year, through June 19, 2008, to facilitate continued research activities under the updated research plan focused towards CENP-E. Under the amendment, GSK will continue to have no obligation to reimburse the Company for its full-time employee equivalents during the extension of the research term.
     GSK has the right to terminate the GSK Agreement on six months notice at any time. If GSK abandons development of any drug candidate prior to regulatory approval, the Company may undertake and fund the clinical development of that drug candidate or commercialization of any resulting drug, may seek a new partner for such clinical development or commercialization, or curtail or abandon such clinical development or commercialization.
     For those drug candidates that GSK develops under the GSK Agreement, the Company can elect to co-fund certain later-stage development activities which would increase its potential royalty rates on sales of resulting drugs and provide the Company with the option to secure co-promotion rights in North America. If the Company exercises its co-promotion option, then it is entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.
     Amgen. On December 29, 2006, the Company entered into a collaboration and option agreement with Amgen Inc. (“Amgen”) to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure. The agreement provides Amgen with a non-exclusive license and access to certain technology, as well as an exclusive option to participate in future development and commercialization of CK-1827452 world-wide, excluding Japan. Under the terms of the agreement, the Company received in January 2007, an upfront, non-refundable license and technology access fee of $42.0 million from Amgen. The upfront fee was recorded as related party accounts receivable as of December 31, 2006. The upfront fee is being recognized as license revenue over the maximum term of the non-exclusive license, which is four years. Management determined that the obligations under the non-exclusive license did not meet the requirement for separate units of accounting and therefore should be recognized as a single unit of accounting.
     During the initial research term of the collaboration and option agreement, the Company will perform research, at its expense, as well as conduct all development activities for CK-1827452, at its expense, in accordance with an agreed upon development plan. Amgen’s option is exercisable during a defined period, the ending of which is dependent upon the satisfaction of certain conditions, primarily the delivery of Phase I and Phase IIa clinical trials data for CK-1827452 in accordance with an agreed plan sufficient to support its progression into Phase IIb clinical development. To exercise its option, Amgen is required to pay a non-refundable fee of $50.0 million and thereafter would have an exclusive license. On exercise of the option, the Company is required to transfer all data and know-how necessary to enable Amgen to assume responsibility for development and commercialization of CK-1827452 and related compounds, which Amgen will perform at its sole expense. Development services, if any, performed by the Company after commencement of the exclusive license term will be reimbursed by Amgen. Under the terms of the agreement, the Company may be eligible to receive pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on CK-1827452 and other potential products arising from research under the collaboration as well as royalties that escalate based on increasing levels of the annual net sales of products commercialized under the agreement. The agreement also provides for the Company to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If the Company elects to co-fund such costs, it would be entitled to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense. If Amgen elects not to exercise its option on CK-1827452, the Company may then proceed to independently develop CK-1827452 and the collaboration would terminate.

     In connection with entering into the collaboration and option agreement, the Company also entered into a common stock purchase agreement (the “CSPA”) with Amgen. Accordingly, on January 2, 2007, the Company issued 3,484,806 shares of its common stock to Amgen under the CSPA at a price of $9.47 per share for an aggregate purchase price of approximately $33.0 million. The common stock was valued using the closing price of the Company’s common stock on December 29, 2006, the last trading day of the Company’s common stock prior to issuance. The difference between the price paid by Amgen of $9.47 per share and the stock price of $7.48 per share resulted in an aggregate stock purchase premium of $6.9 million. This premium was recorded as deferred revenue and is being recognized as license revenue ratably over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is four years. After deducting issuance costs, the Company received net proceeds of approximately $32.9 million from the stock issuance.
     In the second quarter and first half of 2007, the Company recognized license revenue of $3.1 million and $6.1 million, respectively, under the collaboration and option agreement and CSPA with Amgen. At June 30, 2007, deferred revenue related to the collaboration and option agreement and the CSPA was $42.7 million.
Other
     Portola. Under the provisions of our amended collaboration and facilities agreement with Portola Pharmaceuticals, Inc. (“Portola”), the Company is obligated to reimburse Portola for certain equipment costs incurred by Portola in connection with research and related services that Portola provides to the Company. The Company began to incur these costs when the equipment became available for use in the second quarter of 2006. Our payments to Portola for such equipment costs, totaling $285,000, are being made in eight quarterly installments that commenced in the first half of 2006 and will continue through the fourth quarter of 2007. Charles J. Homcy, M.D., is the President and CEO of Portola, a member of the Company’s Board of Directors and a consultant to the Company.
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
     Related Party Notes Receivable. In May 2007, an employee loan totaling $101,000 including principal and interest was repaid in full by an employee who left the Company. In May 2007, $12,000 of principal and interest on a loan receivable from an officer of the Company was forgiven in accordance with the terms of the loan agreement. In June 2007, an employee loan was revised to extend the maturity date of the loan by one year to 2009.
Note 5. Equipment Financing Lines
     In April 2006, the Company secured a second line of credit with GE Capital of up to $4.6 million to finance certain equipment until December 31, 2006. In January 2007, GE Capital approved an extension to the funding period for the April 2006 line of credit to April 28, 2007. The line of credit was subject to the Master Security Agreement (the “MSA”) between the Company and GE Capital, dated February 2001 and as amended on March 24, 2005. Under the terms of the MSA, funds borrowed by the Company from GE Capital are collateralized by property and equipment of the Company purchased by such borrowed funds and other collateral as agreed to by the Company. During the first half of 2007, the Company borrowed $1.7 million under the line at an interest rate of 7.24% to finance purchases of property and equipment. On April 28, 2007, the line expired as scheduled and no additional borrowings are available to the Company under it.
Note 6. Stockholders’ Equity
Common Stock
     In January 2007, the Company issued 3,484,806 shares of its common stock to Amgen. See Note 4 “Related Party Agreements – Research and Development Arrangements – Amgen.”
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
     Stock option activity for the first half of 2007 under the 2004 Plan and the 1997 Stock Option/Stock Issuance Plan was as follows:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share
Balance at December 31, 2006	1,283,876	4,032,700	$5.31
Increase in authorized shares	1,500,000	—	—
Options granted	(1,487,070)	1,487,070	$6.81
Options exercised	—	(98,040)	$2.79
Options forfeited	172,245	(172,177)	$7.14

Balance at June 30, 2007	1,469,051	5,249,553	$5.72

     The weighted average fair value of options granted in the first half of 2007 was $4.61 per share.
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
     FIN 48 became effective for the Company on January 1, 2007. The cumulative effect of adopting FIN 48 on January 1, 2007 has been recorded net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company for the year 2003 through the current period. Interest and penalties are zero, and the Company’s policy is to account for interest and penalties in tax expense on the income statement. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of FIN 48 had no impact on the Company’s effective tax rate. The gross amount of unrecognized tax benefits at June 30, 2007 has not changed from the beginning of the year, and the Company does not expect any material changes in the next 12 months.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

     In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered and, if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-3 will be effective for the Company on January 1, 2008 and is to be applied prospectively for new contracts entered into on or after the effective date. The Company is currently evaluating the impact on its financial statements of adopting EITF Issue No. 07-3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.
     This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	the initiation, progress, timing, scope and anticipated date of completion of clinical trials and development for our drug candidates and potential drug candidates by ourselves, GlaxoSmithKline, or GSK, or the National Cancer Institute, or NCI, including the expected timing of initiation of various clinical trials for our drug candidates and potential drug candidates, the anticipated dates of data becoming available or being announced from various clinical trials and the anticipated timing of regulatory filings;

•	our plans or ability for continued research and development of drug candidates, such as CK-1827452, ispinesib and SB-743921, or to commercialize drugs with or without a partner, including our intention to develop clinical development and sales and marketing capabilities;

•	the potential benefits of our drug candidates and potential drug candidates;

•	the utility of the clinical trials programs for our drug candidates, including, but not limited to, our drug candidates for the treatment of each of heart failure and cancer;

•	issuance of shares of our common stock under our committed equity financing facility, or CEFF, with Kingsbridge Capital Limited, or Kingsbridge;

•	receipt of milestone payments, royalties and other funds from our partners under strategic alliances, such as with Amgen Inc., or Amgen, and GSK;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen and GSK;

•	losses, costs, expenses and expenditures;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2007;

•	the scope and size of research and development efforts and programs;

•	our ability to protect our intellectual property and avoid infringing the intellectual property rights of others;

•	potential competitors and competitive products;

•	capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	expected future sources of revenue and capital;

•	our plans to obtain limited product liability insurance;

•	our plans for strategic alliances;

•	increasing the number of our employees and recruiting additional key personnel; and

•	expected future amortization of employee stock-based compensation.
     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:
•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates, including decisions by the NCI to postpone or discontinue research or development efforts for ispinesib, or by GSK to postpone or discontinue research or development efforts relating to CENP-E or GSK-923295;

•	difficulties or delays in patient enrollment in our or our partners’ clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials);

•	the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials;

•	the receipt of funds by us under our strategic alliances, including those funds dependent upon Amgen’s exercise of its option with respect to CK-1827452 and GSK’s exercise of its option with respect to either or both of ispinesib and SB-743921;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to obtain additional financing if necessary;

•	our ability to maintain the effectiveness of current public information under our registration statement permitting resale of securities to be issued to Kingsbridge by us under, and in connection with, the CEFF;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.
     In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.
     When used in this report, unless otherwise indicated, “Cytokinetics,” “the Company,” “we,” “our” and “us” refers to Cytokinetics, Incorporated.
     CYTOKINETICS and our logo used alone and with the mark CYTOKINETICS are registered service marks and trademarks of Cytokinetics. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.
Overview
     We are a biopharmaceutical company, incorporated in Delaware in 1997, focused on developing small molecule therapeutics for the treatment of cardiovascular diseases and cancer. Our development efforts are directed to advancing multiple drug candidates through clinical trials to demonstrate proof-of-concept in humans in two significant markets: heart failure and cancer. Our drug development pipeline consists of a drug candidate for the treatment of heart failure, being developed in both an intravenous and oral formulation, and two drug candidates and a potential drug candidate for the treatment of cancer. Our drug candidates and potential drug candidate are all novel small molecules that arose from our research efforts and are directed toward the biology of the cytoskeleton. We believe our understanding of the cytoskeleton enables us to discover novel and potentially safer and more effective therapeutics.
     Since our inception in August 1997, we have incurred significant net losses. As of June 30, 2007, we had an accumulated deficit of $255.0 million. We expect to incur substantial and increasing losses for the next several years if and to the extent:

•	we advance CK-1827452 through clinical development for the treatment of heart failure and Amgen does not exercise its option to participate in later-stage development and commercialization;

•	we conduct continued Phase II and later-stage development and commercialization of ispinesib, SB-743921 or GSK-923295 under our collaboration and license agreement with GSK, as amended;

•	we exercise our option to co-fund the development of any drug candidate being developed by GSK under our strategic alliance;

•	we exercise our option to co-promote any of the products for which we have elected co-fund development under our strategic alliance with GSK;

•	we advance other compounds into development or other potential drug candidates into clinical trials;

•	we expand our research programs and further develop our proprietary drug discovery technologies; or

•	we elect to fund development or commercialization of any drug candidate.
     We intend to pursue selective strategic alliances to enable us to maintain financial and operational flexibility.
Cardiovascular
     We have focused our cardiovascular research and development activities on heart failure, a disease most often characterized by compromised contractile function of the heart that impacts its ability to effectively pump blood throughout the body. We have discovered and optimized small molecules that have the potential to improve cardiac contractility by specifically binding to and activating cardiac myosin, a cytoskeletal protein essential for cardiac muscle contraction. This work gave rise to our drug candidate CK-1827452, a novel small molecule cardiac myosin activator, which entered Phase II clinical trials for the treatment of heart failure in 2007. The CK-1827452 clinical trials program is planned to include Phase I and Phase II trials designed to evaluate the safety and efficacy of both intravenous and oral CK-1827452 in a diversity of patients, including patients with stable heart failure, patients with ischemic cardiomyopathy, patients with impaired renal function, patients with acutely decompensated heart failure and patients with chronic heart failure at increased risk for death or hospital admission for heart failure. In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including CK-1827452. The agreement provides Amgen with a non-exclusive license and access to certain technology, as well as an exclusive option to participate in future development and commercialization of CK-1827452 world-wide, excluding Japan.
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
     In April 2007, we initiated a Phase II clinical trials program for CK-1827452. The first clinical trial initiated under this program was a Phase IIa double-blind, randomized, placebo-controlled, dose-escalation trial designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of CK-1827452 administered intravenously to stable heart failure patients. In addition to the trial’s primary objective of evaluating the safety and tolerability of CK-1827452, its secondary objectives are to establish a relationship between the plasma concentration and the pharmacodynamic effects of CK-1827452 and to determine its pharmacokinetics in stable heart failure patients. In addition to routine assessments of vital signs, blood samples and ECG monitoring, echocardiograms will be performed to evaluate cardiac function at various pre-defined time points. The clinical trial will consist of at least five cohorts of eight patients with stable heart failure. The first three of these cohorts will each undergo four treatment periods;

patients will receive three escalating doses of CK-1827452 administered intravenously and one placebo treatment which will be randomized into the dose escalation sequence. Patients in the fourth and fifth cohorts are planned to receive only a single dose level of CK-1827452. In each cohort, patients will receive a one-hour loading infusion to rapidly achieve a target plasma concentration of CK-1827452, followed by a slower infusion intended to maintain that plasma concentration. These maintenance infusions are planned to be one hour in duration in the first two cohorts, and 23 hours in duration in the last three cohorts.
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
     Pharmacokinetic data from this study demonstrated oral bioavailability of approximately 100% for each of the three conditions of oral administration. The median time to maximum plasma concentrations after dosing was 0.5 hours for the liquid solution taken orally, 1 hour for the immediate-release solid formulation taken in a fasted state, and 3 hours for the immediate-release solid formulation taken after eating. We believe that the rapid and essentially complete oral absorption observed between subjects suggests that predictable plasma levels may be achieved with chronic oral dosing in patients with heart failure.
     In the first half of 2007, we initiated two Phase I clinical trials for CK-1827452. The first clinical trial is a Phase I single-center, open-label, sequential, parallel group clinical trial designed to evaluate the potential for certain drug-drug interactions with CK-1827452. The trial is designed to evaluate the effects of oral ketoconazole, a strong metabolic inhibitor of CYP3A4, on the pharmacokinetics of CK-1827452 given orally to 16 healthy male volunteers, 8 of whom have a normal genotype for the CYP enzyme 2D6, and 8 of whom have reduced 2D6 activity. In addition, the effects of diltiazem, a moderate CYP3A4 inhibitor, on the pharmacokinetics of CK-1827452 will be assessed in 8 additional volunteers with normal CYP2D6 activity. The second Phase I clinical trial is a single-center study which is planned to progress from a single-blind, single-dose phase to a randomized double-blind, placebo-controlled, multi-dose phase to evaluate the pharmacokinetics of an oral formulation of CK-1827452 in healthy volunteers.
     CK-1827452 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our cardiovascular program of approximately $11.5 million for the six months ended June 30, 2007, and $9.6 million for the six months ended June 30, 2006. We anticipate that our expenditures relating to the research and development of compounds in our cardiovascular program will increase significantly as we advance CK-1827452 through clinical development. Our expenditures will also increase if Amgen does not exercise its option and we elect to develop CK-1827452 or related compounds independently, or if we elect to co-fund later-stage development of CK-1827452 or other compounds in our cardiovascular program under our collaboration and option agreement with Amgen following Amgen’s exercise of its option. If Amgen elects to exercise its option, they would be responsible for development and commercialization of CK-1827452 and related compounds, subject to our development and commercial participation rights. In addition, we may be eligible to receive pre-commercialization and commercialization milestone payments of up to $600 million on CK-1827452 and other products arising from the research under the collaboration as well as escalating royalties based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense. If Amgen elects not to exercise its option on CK-1827452, we may then independently proceed to develop CK-1827452 and the research collaboration would terminate.
Oncology
     In the first half of 2007, we continued to advance our oncology development programs as both ispinesib and SB-743921 progressed in Phase II and Phase I clinical trials, respectively. In 2006, we entered into two amendments to our collaboration and license agreement with GSK, or GSK Agreement, regarding the future research, development and commercialization of ispinesib, SB-743921 and CENP-E. In June 2006, we amended the agreement to extend the initial five-year research term of this strategic alliance for an additional year to continue activities focused towards translational research directed to CENP-E. In November 2006, we further amended the agreement and assumed, at our expense, responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E. In June 2007, the agreement was further amended to extend the research term for an additional year, through June 19, 2008, to facilitate continued research activities under the updated research plan focused towards CENP-E.
Ispinesib
     The oncology clinical trials program for ispinesib has consisted to date of nine Phase II clinical trials and eight Phase I or Ib clinical trials evaluating the use of this drug candidate in a variety of both solid and hematologic cancers. We believe that the breadth of this clinical trials program has taken into consideration the potential for and the complexity of developing a drug candidate such as ispinesib. We have reported Phase II clinical trial data for ispinesib in metastatic breast, non-small cell lung, ovarian, colorectal, head and neck, hepatocellular, renal and prostate cancers and melanoma. To date, we believe clinical activity for ispinesib has been observed in non-small cell lung cancer, ovarian and breast cancer, with the most robust clinical activity observed in a Phase II clinical trial evaluating ispinesib in the treatment of patients with locally advanced or metastatic breast cancer that had failed treatment with taxanes and anthracyclines. Under the amended GSK Agreement, we intend to conduct a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast cancer. This program is intended to build upon the previous data from the clinical trials conducted by GSK and the NCI, and would be designed to further define the clinical activity profile of ispinesib in advanced breast cancer patients in preparation for potentially initiating a Phase III clinical trial of ispinesib for the second-line treatment of advanced breast cancer.
     The Phase II clinical trials of ispinesib that are still ongoing, recently reported or awaiting data, and that are sponsored by GSK or by the NCI, are as follows:
     Breast Cancer: In June 2007, we announced the final results from a multicenter Phase II clinical trial sponsored by GSK, which evaluated the safety and efficacy of ispinesib in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer whose disease had recurred or progressed despite treatment with anthracyclines and taxanes. In this trial, patients received ispinesib monotherapy at 18 mg/m2 as a 1-hour intravenous infusion every 21 days. The primary endpoint of the clinical trial was objective response as determined using the Response Evaluation Criteria in Solid Tumors, or RECIST. The best overall responses observed with ispinesib were partial responses in 4 of 45 evaluable patients as measured by RECIST and the duration of response ranged from 7.1 weeks to 30.0 weeks. The most common adverse event was Grade 4 neutropenia. Based on these data, and consistent with our focused approach to the further development of ispinesib, Cytokinetics anticipates initiating a Phase I/II clinical trial in the first-line treatment of patients with locally advanced or metastatic breast cancer during the second half of 2007. The results from this trial are expected to provide data that may inform a decision on further development of ispinesib in advanced breast cancer.
     Ovarian Cancer: In June at the 2007 Annual Meeting of the American Society of Clinical Oncology, or ASCO, GSK presented data from Stage 1 of a two-stage Phase II trial of ispinesib (SB-715992) monotherapy in patients with platinum/taxane refractory or resistant relapsed ovarian cancer. The primary objective of this clinical trial was to evaluate the overall response rate with secondary objectives measuring the median time to radiographic response, median time to CA-125 response, median duration of radiographic response and progression-free survival. The best radiographic response was 1 partial response with a duration of 42 weeks and 5 patients with stable disease. Although a radiographic response was observed, none of the 22 evaluable patients had a CA-125 response and the median time to CA-125 progression was 5.3 weeks. In this clinical trial, the protocol-specific criteria to proceed to Stage 2 were not met. The toxicity profile observed in this clinical trial was consistent with other previously reported Phase II clinical trials of ispinesib.
     Renal Cell Cancer: Included in the June 2007 ASCO proceedings was an abstract which presented interim data from a two-stage Phase II clinical trial of ispinesib in patients with advanced renal cell carcinoma sponsored by the NCI. The primary objective of this clinical trial was to assess overall response rate using RECIST. Secondary objectives included evaluating toxicities, time to progression and overall survival. In this clinical trial, 19 patients were enrolled and received ispinesib monotherapy at 7 mg/m2 as a one-hour infusion on days 1, 8 and 15 every 28 days with radiologic disease re-evaluation every 8 weeks. Of the 15 evaluable patients included in the interim analysis, the best response observed was stable disease in 7 patients after 8 weeks. One patient experienced Grade 3 neutropenia but no other Grade 3 or 4 toxicities were deemed to be attributable to the study drug. The authors concluded that treatment with ispinesib as a monotherapy at this dose and schedule in this patient population does not appear to lead to objective responses but appears to be well-tolerated.

     Prostate Cancer: In June 2007, we announced results from Stage 1 of the NCI’s two-stage, Phase II clinical trial for the treatment of patients with hormone refractory prostate cancer who had failed taxane-based chemotherapy, in which 21 patients received ispinesib monotherapy at 18 mg/m2 as a 1-hour intravenous infusion every 21 days. No patients met the primary endpoint of objective response as determined by blood levels of the tumor mass marker Prostate Specific Antigen or PSA and the median time to PSA or clinical progression was 9 weeks. Ispinesib did not satisfy the criteria for advancement to the second stage and therefore recruitment to Stage 2 was not opened. The toxicity profile observed in this clinical trial was consistent with other previously reported Phase II clinical trials of ispinesib.
     Hepatocellular Cancer: In June 2007, we announced the results from Stage 1 of the NCI’s two-stage, Phase II clinical trial for the treatment of hepatocellular cancer, in which 15 patients received ispinesib monotherapy at 18 mg/m2 as a 1-hour intravenous infusion every 21 days. The best overall response was stable disease seen in 7 of the 15 patients. Ispinesib did not satisfy the criteria for advancement to the second stage and therefore recruitment to Stage 2 was not opened. The toxicity profile observed in this clinical trial was consistent with other previously reported Phase II clinical trials of ispinesib.
     Melanoma: In June 2007, we announced the results from Stage 1 of the NCI’s two-stage, Phase II clinical trial for the treatment of patients with chemotherapy-naïve recurrent or metastatic malignant melanoma, in which 17 patients received ispinesib monotherapy at 18 mg/m2 as a 1-hour intravenous infusion every 21 days. The best overall response was stable disease seen in 6 of 17 patients treated. Ispinesib did not satisfy the criteria for advancement to the second stage and therefore recruitment to Stage 2 was not opened. The toxicity profile observed in this clinical trial was consistent with other previously reported Phase II clinical trials of ispinesib.
     In addition to the Phase II clinical trials, the Phase I and Ib clinical trials of ispinesib sponsored by GSK through our strategic alliance or by the NCI that are still on-going or awaiting data are as follows:
     Ispinesib with capecitabine: In the second quarter of 2007, GSK concluded patient treatment in a dose-escalating, Phase Ib clinical trial evaluating the safety, tolerability and pharmacokinetics of ispinesib in combination with capecitabine. In 2006, clinical data were presented demonstrating that the combination of ispinesib and capecitabine may have an acceptable tolerability profile. The optimally tolerated regimen in this clinical trial was not defined; however, the MTD of ispinesib monotherapy (18 mg/m2, administered as an intravenous infusion every 21 days) was tolerated with therapeutic doses of capecitabine, specifically daily oral doses of 2000 mg/m2 and 2500 mg/m2 for 14 days. Plasma concentrations of ispinesib did not appear to be affected by the presence of capecitabine. Dose-limiting toxicities consisted of Grade 2 rash that did not allow 75% of the capecitabine doses to be delivered and prolonged Grade 4 neutropenia. In this clinical trial, a total of 12 out of 24 patients had a best response of stable disease as determined by RECIST. We anticipate final data from this clinical trial to be available in the second half of 2007.
     Pediatric Solid Tumors: In the second quarter of 2007, the NCI continued a dose-finding Phase I clinical trial in approximately 30 patients to evaluate ispinesib as monotherapy in pediatric patients with relapsed or refractory solid tumors. This clinical trial is designed to investigate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of ispinesib administered on days 1, 2 and 3 of a 21-day cycle in this patient population.
     Acute Leukemias, Chronic Myelogenous Leukemia, or Advanced Myelodysplastic Syndromes: The NCI also continues to treat patients in a Phase I clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of ispinesib administered on days 1, 2 and 3 of a 21-day cycle in adult patients with relapsed or refractory acute leukemias, chronic myelogenous leukemia in blast crisis or advanced myelodysplastic syndromes.
     We expect that it will take several years before we can commercialize ispinesib, if at all. Ispinesib is at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any resulting drugs. Accordingly, we cannot reasonably estimate when and to what extent ispinesib will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including, but not limited to, the safety and efficacy profile of the drug, receipt of regulatory approvals, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. We have assumed responsibility for funding the development costs associated with ispinesib pursuant to the November 2006 amendment to the GSK Agreement. We intend to conduct a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast cancer designed to further define the clinical activity profile of ispinesib in advanced breast cancer patients, and in preparation for potentially initiating a Phase III clinical trial of ispinesib for the second-line treatment of advanced breast cancer. As a result of this planned development activity, and if GSK does not exercise its option to resume responsibility for some or all of the development and commercialization activities associated with this drug candidate, our expenditures relating to research and development of this drug candidate will increase significantly.

SB-743921
     In the second quarter, we continued to enroll patients in a Phase I/II clinical trial of SB-743921 in patients with non-Hodgkin’s lymphoma, or NHL, or Hodgkin’s Disease. This Phase I/II clinical trial is an open-label, non-randomized clinical trial designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of SB-743921 administered as a one-hour infusion on days 1 and 15 of a 28-day schedule, first without and then potentially with the administration of granulocyte colony stimulating factor, or GCSF, and then to assess the potential efficacy of the MTD. Included in the June 2007 ASCO proceedings was an abstract which presented interim data from this Phase I/II clinical trial. The abstract reported that SB-743921 was given to dose-escalating cohorts of 3 patients as a 1-hour infusion administered on days 1 and 15 of a 28-day schedule. At the time of the analysis, six patients were enrolled and 5 were evaluable. Grade 3 toxicities observed were hemolytic anemia (n=1), leucopenia (n=1), thrombocytopenia (n=1) and dyspnea (n=1). The authors concluded that SB-743921 was well-tolerated without prophylactic GCSF in cohort 1 of the Phase I portion of this clinical trial. Additional Phase I data from this clinical trial are anticipated to be available in the second half of 2007.
     The clinical trials program for SB-743921 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until the program is successfully completed, regulatory approval is achieved, and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when or if this may occur. The November 2006 amendment to the GSK Agreement provides for us to fund the future development of SB-743921 in all cancer indications subject to GSK’s option to resume responsibility for some or all development and commercialization activities. As a result of this amendment, our expenditures relating to research and development of this drug candidate will increase significantly.
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
GSK-923295
     In June 2007, we further amended the GSK Agreement to extend the research term for an additional year through June 19, 2008 to facilitate continued research activities under an updated research plan focused on the mitotic kinesin and novel cancer target, CENP-E. Under the June 2007 amendment, GSK will have no obligation to reimburse us for full-time employee equivalents, or FTEs, during the extension of the research term. GSK continues to develop GSK-923295 under the agreement.
     GSK has completed its regulatory filing and we anticipate that it will initiate a Phase I clinical trial for GSK-923295 in 2007.
     The development program for GSK-923295 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this potential drug candidate unless the program is successfully completed, regulatory approval is achieved, and a drug is commercialized. GSK-923295 is at too early a stage of development for us to predict when or if this may occur. Under the GSK Agreement, we may elect to co-fund certain later-stage development activities which would increase its potential royalty rates on sales of GSK-923295. If GSK abandons development of GSK-923295 prior to regulatory approval, we may undertake and fund the clinical development of this potential drug candidate, or its commercialization, or we may seek a new partner for such clinical development or commercialization, or curtail or abandon such clinical development.
     We recorded research and development expenses for activities relating to our mitotic kinesin programs of approximately $2.9 million for the six months ended June 30, 2007, and $3.3 million for the six months ended June 30, 2006. We anticipate that our expenditures relating to the development of ispinesib and SB-743921 will increase significantly as we advance through clinical development. Our expenditures will also increase if GSK does not exercise its option to resume responsibility for some or all of the development and commercialization activities associated with ispinesib and SB-743921, or if we elect to co-fund later-stage development for one or more of ispinesib, SB-743921, and GSK-923295. For those drug candidates and potential drug candidates that GSK develops under the strategic alliance, which currently includes GSK-923295 and which may include either or both of ispinesib and SB-743921 if so elected by GSK pursuant to its option, we may elect to co-fund certain later-stage development activities which would increase our potential royalty rates on sales of resulting drugs and provide us with the option to secure co-promotion rights in North America. We expect that the royalties to be paid on potential future sales, if any, by GSK of each of ispinesib, SB-743921 and GSK-923295 will be based on increasing product sales and our anticipated level of co-funding, if any. If we exercise our co-promotion option, then we will receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.
Development Risks
     The successful development of all of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the efforts necessary to complete the development of any of our drug candidates or the date of completion of these development efforts. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including, but not limited to:
•	the uncertainty of the timing of the initiation and completion of patient enrollment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after such trials have been initiated and completed;

•	the possibility of delays in characterization, synthesis or optimization of potential drug candidates in our cardiovascular program;

•	delays or additional costs in developing appropriate formulations of our drug candidates for clinical trial use;

•	the uncertainty of clinical trial results;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of new therapies; and

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility.
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
     Under the terms of our collaboration and option agreement with Amgen, we received an upfront, non-refundable license and technology access fee of $42.0 million. In connection with entering into the collaboration and option agreement, the Company also entered into a common stock purchase agreement, or CSPA, with Amgen. In January 2007, we issued 3,484,806 shares of Company common stock to Amgen for net proceeds of $32.9 million, of which the $6.9 million purchase premium was recorded as deferred revenue. We are amortizing the upfront fee and stock premium to license revenue ratably over the maximum term of the non-exclusive license, which is four years. We may receive additional payments from Amgen upon achieving certain precommercialization and commercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We may also be eligible to receive reimbursement for contract development activities subsequent to Amgen’s option exercise, which we will record as revenue if and when the related expenses are incurred. We record amounts received in advance of performance as deferred revenue.
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
     We expect that our future revenues will most likely be derived from royalties on sales from drugs licensed to GSK or Amgen under our strategic alliances and from those licensed to future partners, as well as from direct sales of our drugs. If Amgen exercises its option, we will retain a product-by-product option to co-fund certain later-stage development activities under our strategic alliance with Amgen, thereby potentially increasing our royalties and affording us co-promotion rights in North America. For those products being developed by GSK under our strategic alliance, we also retain a product-by-product option to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording us co-promotion rights in North America. If we exercise our co-promotion rights under either strategic alliance, we are entitled to receive reimbursement for certain sales force costs we incur in support of our commercial activities.
Research and Development
     We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. Under our November 2006 amendment to the GSK Agreement, we assumed responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, at our sole expense subject to GSK’s option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921 during a defined period. We also have the option to co-fund certain later-stage development activities for GSK-923295. This commitment and the potential exercise of our co-funding option will result in a significant increase in research and development expenses. We expect to incur research and development expenses in the continued conduct of preclinical studies and clinical trials for CK-1827452 and other of our cardiac myosin activator compounds for the treatment of heart failure and in connection with our early research programs in other diseases, as well as the continued refinement and application of our existing and future proprietary drug discovery technologies. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. From our inception through June 30, 2007, we incurred costs of approximately $57.4 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $93.1 million for our cardiac contractility program, $48.0 million for our proprietary technologies and $57.8 million for all other programs.
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
Stock Compensation
     The following table summarizes stock-based compensation related to employee stock options and employee stock purchases for the three and six months ended June 30, 2007 and June 30, 2006, which was allocated as follows (in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Research and development	$684	$679	$1,328	$1,235
General and administrative	792	738	1,308	1,120

Stock-based compensation included in operating expenses	$1,476	$1,417	$2,636	$2,355
     As of June 30, 2007, there was $12.3 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.9 years. In addition, we continue to amortize deferred stock-based compensation recorded prior to adoption of “Statement of Financial Accounting Standards No. 123R,” or SFAS 123R, for stock options granted prior to the initial public offering. At June 30, 2007, the balance of deferred stock based compensation was $627,000, which we expect to be amortized in future years as follows, assuming no cancellations of the related stock options: $293,000 in the remainder of 2007 and $334,000 in 2008.
Interest and Other Income and Expense
     Interest and other income and expense consist primarily of interest income and interest expense. Interest income is primarily generated from our cash, cash equivalents and investments. Interest expense generally relates to the borrowings under our equipment financing lines.
Results of Operations
Revenues
     We recorded total revenues of $3.2 million and $6.4 million in the second quarter and first half of 2007, respectively, compared with total revenues of $1.4 million and $2.9 million, respectively, in the comparable periods of 2006. Revenues for the second quarter and six months ended June 30, 2007 were largely derived from our collaboration with Amgen, and revenues in 2006 were largely derived from our collaboration with GSK. The increases in revenues in the second quarter and first half of 2007 over the comparable periods in 2006 were primarily due to the recognition of $3.1 million and $6.1 million, respectively, of license revenue related to the Amgen collaboration and option agreement and the premium on the stock purchase under the CSPA. The increases were partially offset by decreases in revenues from GSK of $1.3 million in the second quarter of 2007 and $2.6 million in the first half of 2007.
     Research and development revenues from related party refers to revenues from our partner, GSK, which is also a stockholder of the Company. Research and development revenues from GSK were $119,000 and $265,000 in the second quarter and first half of 2007, respectively, and represented patent expense reimbursements from GSK. Research and development revenues from GSK were $744,000 and $1.5 million in the second quarter and first half of 2006, respectively, and primarily consisted of FTE reimbursements of $683,000 for the second quarter and $1.4 million for the first half of 2006. There were no FTE reimbursements from GSK in 2007.
     License revenues from related parties represents license revenue from our strategic alliances with Amgen and GSK. License revenues from Amgen for the second quarter and first half of 2007 were $3.1 million and $6.1 million, respectively, and represented recognition of the upfront license fee and the premium paid on the common stock purchase. As of June 30, 2007, the remaining balance of deferred revenue relating to the upfront license fee and stock purchase premium paid by Amgen was $42.7 million. We are amortizing the Amgen deferred revenue on a straight-line basis over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is four years. License revenue from GSK was zero year to date in 2007, and was $700,000 and $1.4 million in the second quarter and first half of 2006, respectively. The license revenue from GSK was amortized on a straight-line basis over the initial five-year research term, which ended on June 30, 2006.
     We anticipate total revenues for the year ending December 31, 2007 to be in the range of $11.0 million to $13.0 million, which reflects license revenue and other collaboration revenue.
Research and Development Expenses
     Research and development expenses were $13.7 million and $26.2 million in the second quarter and first half of 2007, respectively, up from $12.4 million and $23.7 million in the comparable periods of 2006. The increase in the second quarter of 2007 compared to the second quarter of 2006 was primarily due to an increase of $0.6 million for clinical and preclinical outsourcing costs as we advanced our drug candidates for the treatment of cardiovascular disease and cancer through clinical trials, as well as increases of $0.2 million for facilities costs and $0.2 million for compensation and benefit related costs. For the first half of 2007 compared to the first half of 2006, the increase in research and development expenses was primarily due to an increase of $1.4 million for clinical and preclinical outsourcing costs, as well as increases of $0.5 million for compensation and benefit related costs and $0.3 million for facilities expenses.
     From a program perspective, the increase in spending in the second quarter of 2007 compared to the second quarter of 2006 was due to increases of $1.0 million related to the advancement of our cardiac contractility program, $0.5 million in spending for mitotic kinesin inhibitors and $0.2 million for our early research programs. These increases were partially offset by a decrease of $0.4 million in spending for proprietary technologies. For the first half of 2007 compared to the first half of 2006, the increase in research and development spending was due to increases of $1.9 million for our cardiac contractility program and $1.4 million for our early research programs, partially offset by decreases of $0.4 million in spending for mitotic kinesin inhibitors and $0.4 million for our proprietary technologies.
     Research and development expenses incurred related to the following programs (in millions):

	Three Months Ended		Six months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Mitotic kinesin inhibitors	$1.9	$1.4	$2.9	$3.3
Cardiac contractility	6.0	5.0	11.5	9.6
Proprietary technologies	0.8	1.2	2.0	2.4
All other research programs	5.0	4.8	9.8	8.4

Total research and development expenses	$13.7	$12.4	$26.2	$23.7

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
     We expect research and development expenditures to continue to increase in 2007. We expect to advance research and development of our drug candidate CK-1827452. Additionally, we intend to initiate a Phase I/II clinical trial for ispinesib in 2007 for the first-line treatment of locally advanced or metastatic breast cancer. We also intend to continue our Phase I/II clinical trial for SB-743921 for NHL. We anticipate research and development expenses to be in the range of $70.0 million to $75.0 million for the year ending December 31, 2007.
General and Administrative Expenses
     General and administrative expenses were $4.0 million and $8.5 million in the second quarter and first half of 2007, respectively, compared with $3.9 million and $7.6 million for the same periods of 2006. The slight increase in the second quarter of 2007 over the second quarter of 2006 was primarily due to higher costs for compensation and benefits. For the six months ended June 30, 2007, the increase in general and administrative expenses was primarily due to an increase in compensation and benefits expenses of $0.6 million, as well as higher accounting services fees of $0.3 million.
     We expect that general and administrative expenses will continue to increase during 2007 due to higher payroll-related expenses in support of our continuing corporate development activities, business development costs, expanding operational infrastructure, and costs associated with being a public company. We anticipate general and administrative expenses to be the range of $17.0 million to $19.0 million for the year ending December 31, 2007.
Interest and Other Income and Expense
     Interest and other income was $2.1 million and $4.4 million for the second quarter and first half of 2007, respectively, compared with $1.2 million and $2.4 million, respectively, for the comparable periods of 2006. The increases in both periods of 2007 over 2006 were primarily due to higher interest income, resulting from higher average balances of cash, cash equivalents and short-term investments, and, to a lesser extent, from higher market interest rates earned on these investments.
     Interest and other expense in the second quarter and first half of 2007 was $0.2. million and $0.4 million, respectively, and was $0.1 million and $0.2 million, respectively, for the comparable periods in 2006. Interest and other expense in all of these periods primarily consisted of interest expense on our equipment financing line of credit.

Critical Accounting Policies
     The accounting policies that we consider to be our most critical (those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Recent Accounting Pronouncements
     We adopted Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes,” or FIN 48, on January 1, 2007. The cumulative effect of adopting FIN 48 was recorded net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are evaluating the impact of adopting SFAS 159 on our financial position, cash flows and results of operations.
     In June 2007, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. EITF Issue No. 07-3 will be effective for the Company on January 1, 2008 and is to be applied prospectively for new contracts entered into on or after the effective date. The Company is currently evaluating the impact on its financial statements of adopting EITF Issue No. 07-3.
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through June 30, 2007, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $155.5 million at June 30, 2007, an increase of $46.0 million from $109.5 million at December 31, 2006. The increase was primarily due to the receipt of the upfront license fee of $42.0 million from Amgen in January 2007, which was recorded as a related party account receivable as of December 31, 2006, and the net proceeds of $32.9 million from the issuance of common stock to Amgen in January 2007, of which $6.9 million was recorded as deferred revenue. The increases were partly offset by the use of cash to fund operations.
     We have received net proceeds from the sale of equity securities of $304.7 million from August 5, 1997, the date of our inception, through June 30, 2007, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with our 2001 collaboration and license agreement, GSK made a $14.0 million equity investment in the Company. GSK made additional equity investments in the Company in 2003 and 2004 of $3.0 million and $7.0 million, respectively.
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

The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. The minimum acceptable volume weighted average price for determining the purchase price at which our stock may be sold in any pricing period is determined by the greater of $3.50 or 85% of the closing price for our common stock on the day prior to the commencement of the pricing period. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 244,000 shares of our common stock at a price of $9.13 per share, which represents a premium over the closing price of our common stock on the date we entered into the CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of five years thereafter. Under the terms of the CEFF, the maximum number of shares we may sell is 5,703,488 (exclusive of the shares underlying the warrant) which, under the rules of the National Association of Securities Dealers, Inc., is approximately the maximum number of shares we may sell to Kingsbridge without approval of our stockholders. This limitation may further limit the amount of proceeds we are able to obtain from the CEFF. We are not obligated to sell any of the $75.0 million of common stock available under the CEFF and there are no minimum commitments or minimum use penalties. The CEFF does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. In 2005, we received gross proceeds of $5.7 million from the draw down and sale of 887,576 shares of common stock to Kingsbridge before offering costs of $178,000. In 2006, we received gross proceeds of $17.0 million from the draw down and sale of 2,740,735 shares of common stock pursuant to our CEFF.
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
     As of June 30, 2007, we have received $53.1 million in non-equity payments from GSK and $42.0 million in non-equity payments from Amgen.
     Under equipment financing arrangements, we received $1.7 million in the first half of 2007, and $23.7 million from August 5, 1997, the date of our inception, through June 30, 2007. Interest earned on investments, excluding non-cash amortization of purchase premiums, was $2.2 in the first half of 2007, and $21.0 million from August 5, 1997, the date of our inception, through June 30, 2007.
     Net cash provided by operating activities in the first half of 2007 was $21.3 million and primarily resulted from the payment by Amgen in January 2007 of the $42.0 million upfront, non-refundable license and technology access fee under the collaboration and license agreement entered into in December 2006, and the $6.9 million premium stock purchase premium paid by Amgen, which was recorded as deferred revenue. Partially offsetting these sources of cash were the Company’s net loss of $24.3 million, including the amortization of deferred revenue of $6.1 million.
     Deferred revenue increased $817,000 in the first half of 2007 to $42.7 million at June 30, 2007 from $41.9 million at December 31, 2006. The slight change was due to an increase of $6.9 million resulting from the premium paid by Amgen for its purchase of 3,484,806 shares of our common stock in January 2007 under the CSPA, largely offset by $6.1 million amortization of Amgen license revenue related to the collaboration and license agreement and the CSPA.
     Net cash provided by investing activities was $24.0 million in the first half of 2007 and primarily represented the proceeds from the maturity of investments net of purchases of investments of $25.9 million, partly offset by funds used to purchase property and equipment of $1.9 million. Restricted cash totaled $6.1 million at June 30, 2007, up slightly from $6.0 million at December 31, 2006.
     Net cash provided by financing activities was $26.6 million in the first half of 2007 and primarily represented net proceeds of approximately $32.9 million from the issuance of common stock to Amgen, less $6.9 million that was recorded as deferred revenue. In March 2007 we drew down approximately $1.7 million in additional borrowings under the April 2006 equipment line of credit with General Electric Capital Corporation, or GE Capital. In April 2007 the line of credit expired as scheduled and no additional borrowings are available to us under the line. The Company currently is in negotiations with GE Capital for a new line of credit for up to $3.0 million.
     As of June 30, 2007, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases	$3,187	$6,241	$5,309	$2,294	$17,031
Equipment financing line	4,117	4,842	1,762	—	10,721

Total	$7,304	$11,083	$7,071	$2,294	$27,752

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
     In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We also plan to continue to conduct clinical development of CK-1827452 for heart failure and SB-743921 for non-Hodgkin’s lymphoma and to conduct clinical development of ispinesib for breast cancer. We expect to incur significant research and development expenses as we advance the research and development of our other cardiac myosin activators for the treatment of heart failure, pursue our other early stage research programs in multiple therapeutic areas and continue to refine and apply our existing and future proprietary drug discovery technologies.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decisions with regard to funding of development and commercialization of CK-1827452 or other compounds for the treatment of heart failure under our collaboration;

•	GSK’s decisions with regard to future funding of development of our drug candidates and potential drug candidates, including GSK-923295 and, if it exercises its option, either or both of ispinesib and SB-743921;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	expanding and advancing our research programs;

•	hiring of additional employees and consultants;

•	expanding our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.
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
Off-balance Sheet Arrangements
     As of June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
     All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if these applications would be or have been filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. For example, although preclinical testing indicated that ispinesib causes tumor regression in a variety of tumor types, to date Phase II clinical trials of ispinesib have not shown clinical activity in a number of different tumor types. Similarly, early-stage clinical trials in healthy volunteers do not necessarily predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. In addition, there can be no assurance that the design of the clinical trials for any of our drug candidates is focused on appropriate indications, tumor types, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. For example, in a two-stage Phase II clinical trial designed to evaluate the safety and efficacy of ispinesib as monotherapy in the second-line treatment of patients with either platinum-sensitive or platinum-refractory non-small cell lung cancer, ispinesib did not satisfy the criteria for advancement to Stage 2 in either treatment arm. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.
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
     Clinical trials are very expensive and difficult to design and implement, especially in the heart failure and cancer indications that we are pursuing, in part because they are subject to rigorous requirements. The clinical trial process is also time-consuming. In addition, we will need to develop appropriate formulations of our drug candidates for use in clinical trials, such as an oral formulation of CK-1827452. According to industry studies, the entire drug development and testing process takes on average 12 to 15 years, and the fully capitalized resource cost of new drug development averages approximately $800 million. However, individual clinical trials and individual drug candidates may incur a range of costs or time demands above or below this average. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but they may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:
•	delays in obtaining, or inability to obtain, regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners deem necessary for the appropriate and timely development of our drug candidates and commercialization of any resulting drugs;

•	delays in identifying and reaching agreement, or inability to identify and reach agreement, on acceptable terms with prospective clinical trial sites;

•	delays or additional costs in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use;

•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;

•	for clinical trials conducted outside of the United States, difficulties in interpreting foreign regulatory requirements or changes in those requirements;

•	slower than expected rates of patient recruitment and enrollment, including as a result of the introduction of alternative therapies or drugs by others;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial materials;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
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
     The development of drug candidates is complicated, and the resources that we currently have to carry out such development are limited. Pursuant to our collaboration and option agreement with Amgen, we are responsible for conducting Phase II clinical development for our drug candidate CK-1827452. We cannot engage another strategic partner for CK-1827452 until Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452 or its option expires. If Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452, we do not have an alternative strategic partner for that program. Pursuant to our amended collaboration and license agreement with GSK, we are responsible for conducting clinical development for our drug candidates ispinesib and SB-743921. Currently, we rely on GSK to conduct pre-clinical and clinical development for GSK-923295 and the NCI to conduct certain clinical trials for ispinesib. We cannot engage another strategic partner for ispinesib or SB-743921 until GSK’s option to conduct later-stage clinical development for that drug candidate expires. If GSK elects to terminate its development efforts with respect to GSK-923295, or not to exercise its option to conduct later-stage clinical development for either of ispinesib or SB-743921, we do not have an alternative strategic partner for these programs.
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
     We utilize CROs for our clinical trials within and outside of the United States. We do not have control over many aspects of our CROs’ activities, and cannot fully control the amount or timing of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves, and therefore may not complete their respective activities on schedule. CROs may also have relationships with our competitors and potential competitors, and may prioritize those relationships ahead of their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable local laws. The failure of CROs to carry out development efforts on our behalf according to our requirements and the FDA’s or other regulatory agencies’ standards and in accordance with applicable laws, or our failure to properly coordinate and manage such efforts, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited.
     If we fail to develop the additional skills, technical expertise and resources necessary to carry out the development of our drug candidates or to effectively manage our CROs carrying out such development, or if such CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.
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
     In particular, if the initial results of some of its early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of GSK-923295 or certain of the potential clinical trials for GSK-923295, even if the actual number of patients treated at such time is relatively small. If GSK abandons GSK-923295, it would result in a delay in or prevent us from commercializing GSK-923295, and would delay or prevent our ability to generate revenues. Disputes may arise between us and GSK, which may delay or cause the termination of any GSK-923295 clinical trials, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of GSK-923295 does not progress for these or any other reasons, we would not receive further milestone payments from GSK with respect to GSK-923295. Even if the FDA or other regulatory agencies approve GSK-923295, GSK may elect not to proceed with the commercialization of the resulting drug. These decisions are outside our control. In such event, or if GSK abandons development of GSK-923295 prior to regulatory approval, we would have to seek a new partner for clinical development or commercialization, curtail or abandon such clinical development or commercialization, or undertake and fund the clinical development of GSK-923295 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct such development or commercialization ourselves, we would have to curtail or abandon such development or commercialization, which could harm our business.

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
     With or without a partner, we plan to commercialize on our own drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and with supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs.
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
Our proprietary rights may not adequately protect our technologies, drug candidates and potential drug candidates.
     Our commercial success will depend in part on our obtaining and maintaining patent and trade secret protection of our technologies, drug candidates and potential drug candidates as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies, drug candidates and potential drug candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. In the event that our issued patents and our patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies, drug candidates and potential drug candidates, including CK-1827452, ispinesib, SB-743921 and GSK-923295, we would not be able to exclude others from developing or commercializing these drug candidates and potential drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage.
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
     We compete with companies that are also developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cardiovascular diseases, cancer and other diseases for which our compounds may be useful treatments. For example, if CK-1827452 or any other of our compounds is approved for marketing by the FDA for heart failure, that compound could compete against current generically available therapies, such as milrinone, dobutamine or digoxin or newer marketed drugs such as nesiritide. In addition, other pharmaceutical and biopharmaceutical companies are developing other approaches to the treatment of heart failure.
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
We may be subject to costly product liability or other liability claims and may not be able to obtain adequate insurance.
     The use of our drug candidates in clinical trials may result in adverse effects. We currently maintain product liability insurance. We cannot predict all the possible harms or adverse effects that may result from our clinical trials. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. Our insurance does not cover third parties’ negligence or malpractice, and our clinical investigators and sites may have inadequate insurance or none at all. If we are unable to look to our own or a third party’s insurance to pay claims against us, we may have to pay any arising costs and damages ourselves, which may be substantial.
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
Our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters, catastrophic events or resource shortages could disrupt our operations and adversely affect our results.
     Important documents and records, such as hard copies of our laboratory books and records for our drug candidates and compounds, are located in our corporate headquarters at a single location in South San Francisco, California near active earthquake zones. In the event of a natural disaster, such as an earthquake or flood, a catastrophic event such as a disease pandemic or terrorist attack or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. Our partners and other third parties on which we rely may also be subject to business interruptions from such events. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.
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
     The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates for the treatment of heart failure or cancer, including the current and proposed clinical trials for CK-1827452 for heart failure and for ispinesib and SB-743921 for cancer, and including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points;

•	announcements concerning our strategic alliances with Amgen, GSK or future strategic alliances;

•	announcements concerning clinical trials;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments in establishing new strategic alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry.
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
     As of July 31, 2007, our executive officers, directors and their affiliates beneficially owned or controlled approximately 26% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes employee stock repurchase activity for the three months ended June 30, 2007:

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of Publicly	May Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
April 1 to April 30, 2007	68	$1.20	—	—
May 1 to May 31, 2007	—	—	—	—
June 1 to June 30, 2007	—	—	—	—

Total	68	$1.20	—	—

     The shares set forth in the table above were repurchased from employees upon termination of their employment. As June 30, 2007, 106 shares of common stock held by employees and service providers remain subject to repurchase by us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on May 24, 2007 in South San Francisco, California. Of the 46,812,256 shares of the Company’s common stock entitled to vote at the meeting, 35,053,401 shares of common stock, or 75%, of the total eligible votes to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:
     The stockholders elected Stephen Dow, Mark McDade and Michael Schmertzler as Class III directors, each to serve for a three-year term until their successors are duly elected and qualified. The votes were as follows:

Name	For	Withheld
Stephen Dow	34,372,654	680,747
Mark McDade	34,028,597	1,024,804
Michael Schmertzler	34,372,013	681,388
     Our other directors with terms of office that continued after the Annual Meeting of Stockholders were Robert Blum, Grant Heidrich, Charles Homcy, James Sabry, and James Spudich.
     The stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
34,929,621	116,251	7,529	—
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (4)

4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant. (1)

4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Company and Comdisco. (1)

4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999, by and between the Company and Comdisco. (1)

4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Company to Comdisco. (1)

4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Company and Comdisco. (1)

4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Company and Comdisco. (1)

4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Company to Comdisco. (1)

4.9	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation. (1)

4.10	Cross-Collateral and Cross-Default Agreement by and between the Company and Comdisco. (1)

4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Bristow Investments, L.P. (1)

4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to the Laurence and Magdalena Shushan Family Trust. (1)

4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Slough Estates USA Inc. (1)

4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Company to The Magnum Trust. (1)

4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company and Kingsbridge Capital Limited. (2)

4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited. (2)

4.17	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(3)

10.64	Letter Amendment to the Collaboration and License Agreement, dated June 18, 2007, by and between the Company and Glaxo Group Limited, a GlaxoSmithKline company. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2007	CYTOKINETICS, INCORPORATED (Registrant)
/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon Surrey-Barbari
Sharon Surrey-Barbari
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (4)

4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant. (1)

4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Company and Comdisco. (1)

4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999, by and between the Company and Comdisco. (1)

4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Company to Comdisco. (1)

4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Company and Comdisco. (1)

4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Company and Comdisco. (1)

4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Company to Comdisco. (1)

4.9	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation. (1)

4.10	Cross-Collateral and Cross-Default Agreement by and between the Company and Comdisco. (1)

4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Bristow Investments, L.P. (1)

4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to the Laurence and Magdalena Shushan Family Trust. (1)

4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Slough Estates USA Inc. (1)

4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Company to The Magnum Trust. (1)

4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company and Kingsbridge Capital Limited. (2)

4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited. (2)

4.17	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(3)

10.64	Letter Amendment to the Collaboration and License Agreement, dated June 18, 2007, by and between the Company and Glaxo Group Limited, a GlaxoSmithKline company. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.