Form 10-Q
period 2007-09-30
CYTOKINETICS INC
filed 2007-11-08
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated file ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2007: 49,158,426

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of September 30, 2007 and December 31, 2006	3
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and the period from August 5, 1997 (date of inception) to September 30, 2007	4
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and the period from August 5, 1997 (date of inception) to September 30, 2007	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 5. Other Information	45
Item 6. Exhibits	45
SIGNATURES	47

EXHIBIT INDEX	48
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2007	2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$108,491	$39,387
Short-term investments	44,450	70,155
Related party accounts receivable	130	42,071
Related party notes receivable — short-term portion	127	160
Prepaid and other current assets	2,007	1,848

Total current assets	155,205	153,621
Property and equipment, net	7,820	9,202
Related party notes receivable — long-term portion	186	292
Restricted cash	5,167	6,034
Other assets	324	367

Total assets	$168,702	$169,516

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,505	$2,838
Accrued liabilities	7,292	7,466
Related party payables and accrued liabilities	36	164
Short-term portion of equipment financing lines	4,171	3,691
Deferred revenue	12,234	12,234

Total current liabilities	26,238	26,393
Long-term portion of equipment financing lines	5,541	7,144
Long-term portion of deferred revenue	27,425	29,666

Total liabilities	59,204	63,203

Stockholders’ equity:
Common stock, $0.001 par value: Authorized: 120,000,000 shares; Issued and outstanding: 48,757,946 shares in 2007 and 43,283,558 shares in 2006	49	43
Additional paid-in capital	376,218	338,078
Deferred stock-based compensation	(476)	(1,094)
Accumulated other comprehensive loss	(13)	(75)
Deficit accumulated during the development stage	(266,280)	(230,639)

Total stockholders’ equity	109,498	106,313

Total liabilities and stockholders’ equity	$168,702	$169,516

(1)	The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2007	2006	2007	2006	2007
Revenues:
Research and development revenues from related party	$1,072	$106	$1,337	$1,568	$40,202
Research and development, grant and other revenues	—	—	—	4	2,955
License revenues from related parties	3,058	—	9,175	1,400	23,276

Total revenues	4,130	106	10,512	2,972	66,433

Operating expenses:
Research and development (1)	13,217	12,535	39,430	36,199	269,530
General and administrative (1)	4,113	3,572	12,611	11,131	81,351

Total operating expenses	17,330	16,107	52,041	47,330	350,881

Operating loss	(13,200)	(16,001)	(41,529)	(44,358)	(284,448)
Interest and other income	2,055	1,215	6,418	3,572	22,870
Interest and other expense	(176)	(134)	(531)	(383)	(4,702)

Net loss	$(11,321)	$(14,920)	$(35,642)	$(41,169)	$(266,280)

Net loss per common share — basic and diluted	$(0.24)	$(0.41)	$(0.76)	$(1.15)
Weighted-average number of shares used in computing net loss per common share — basic and diluted	47,460	36,729	47,040	35,793

(1) Includes the following stock-based compensation charges:
Research and development	$887	$703	$2,215	$1,937	$7,595
General and administrative	638	508	1,947	1,629	5,761
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Nine Months Ended		(date of inception)
	September 30,	September 30,	to September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(35,642)	$(41,169)	$(266,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,170	2,221	20,330
Loss on disposal of property and equipment	4	1	340
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	41
Non-cash interest expense	69	69	404
Non-cash forgiveness of loan to officer	12	2	264
Other non-cash expenses	7	—	27
Stock-based compensation	4,162	3,566	13,356
Changes in operating assets and liabilities:
Related party accounts receivable	41,932	511	(458)
Prepaid and other assets	(184)	(288)	(2,259)
Accounts payable	118	738	2,481
Accrued liabilities	754	2,184	7,270
Related party payables and accrued liabilities	(128)	(433)	36
Deferred revenue	(2,241)	(1,400)	39,659

Net cash provided by (used in) operating activities	11,033	(33,998)	(184,682)

Cash flows from investing activities:
Purchases of investments	(45,300)	(86,875)	(638,503)
Proceeds from sales and maturities of investments	71,067	109,085	594,124
Purchases of property and equipment	(2,167)	(3,735)	(28,495)
Proceeds from sale of property and equipment	—	6	50
(Increase) decrease in restricted cash	867	(32)	(5,167)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of related party notes receivable	129	30	699

Net cash provided by (used in) investing activities	24,596	18,479	(78,438)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	—	94,004
Proceeds from sale of common stock to related party, net of issuance costs	26,009	—	33,009
Proceeds from public offerings, net of issuance costs	(7)	31,993	66,910
Proceeds from draw down of Committed Equity Financing Facility, net of issuance costs	7,776	16,957	30,280
Proceeds from other issuances of common stock	819	661	5,066
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	(2)	(68)
Proceeds from equipment financing lines	1,743	2,688	23,696
Repayment of equipment financing lines	(2,865)	(2,079)	(14,458)

Net cash provided by financing activities	33,475	50,218	371,611

Net increase in cash and cash equivalents	69,104	34,699	108,491
Cash and cash equivalents, beginning of period	39,387	13,515	—

Cash and cash equivalents, end of period	$108,491	$48,214	$108,491

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
Comprehensive Loss
     Comprehensive loss consists of the net loss and other comprehensive gain (loss). Other comprehensive gain (loss) includes certain changes in stockholder’s equity that are excluded from net loss. Comprehensive loss and its components for the three- and nine-month periods ended September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net loss	$(11,321)	$(14,920)	$(35,642)	$(41,169)
Change in unrealized gain (loss) on investments	47	34	62	(9)

Comprehensive loss	$(11,274)	$(14,886)	$(35,580)	$(41,178)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit, which is classified as restricted cash, was $5.2 million at September 30, 2007 and $6.0 million at December 31, 2006.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Numerator — net loss	$(11,321)	$(14,920)	$(35,642)	$(41,169)

Denominator:
Weighted-average common shares outstanding	47,460	36,740	47,041	35,812
Less: Weighted-average shares subject to repurchase	(—)	(11)	(1)	(19)

Weighted-average shares used in computing basic and diluted net loss per common share	47,460	36,729	47,040	35,793

     The following outstanding instruments were excluded from the computation of diluted net loss per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	As of September 30,
	2007	2006
Options to purchase common stock	5,160	4,184
Common stock subject to repurchase	—	7
Shares issuable related to the ESPP	92	109
Warrants to purchase common stock	244	244

Total shares	5,596	4,544

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Nine Months Ended		(date of inception)
	September 30,	September 30,	to September 30,
	2007	2006	2007
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	$180	$174	$180
Purchases of property and equipment through trade in value of disposed property and equipment	$—	$—	$258
Penalty on restructuring of equipment financing lines	$—	$—	$475
Conversion of convertible preferred stock to common stock	$—	$—	$133,172
Note 4. Related Party Agreements
Research and Development Arrangements
     GlaxoSmithKline. In June 2006, the Company’s Collaboration and License Agreement (the “GSK Agreement”) with GlaxoSmithKline (“GSK”) was amended to extend the research term for an additional year through June 19, 2007, to facilitate continued research activities under an updated research plan focused towards the mitotic kinesin centromere-associated protein E (“CENP-E”). Accordingly, the research term with respect to all mitotic kinesins other than CENP-E expired in June 2006. Under this amendment, GSK had no obligation to reimburse the Company for our full-time employee equivalents (“FTEs”) during the extension of the research term.
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
     In June 2007, the GSK Agreement was further amended to extend the research term for an additional year, through June 19, 2008, to facilitate continued research activities under the updated research plan focused towards CENP-E. Under the amendment, GSK will continue to have no obligation to reimburse the Company for its FTEs during the extension of the research term.
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
     For those drug candidates that GSK develops under the GSK Agreement, such as GSK-923295 as well as ispinesib or SB-743921 should GSK exercise its option with respect to either or both of those drug candidates, the Company can elect to co-fund certain later-stage development activities which would increase its potential royalty rates on sales of resulting drugs and provide the Company with the option to secure co-promotion rights in North America. If the Company exercises its co-promotion option, then it is entitled to receive reimbursement from GSK for certain sales force costs it incurs in support of our commercial activities.
     In the three months ended September 30, 2007, the Company received and recorded as research and development revenues from related party a $1.0 million milestone payment from GSK related to GSK’s initiation of a Phase I clinical trial of GSK-923295 in patients with solid tumors. No milestone payments were received from GSK in 2006. The Company also recorded as revenue, patent expense reimbursements from GSK of $0.1 million and $0.3 million in the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.2 million in the three and nine months ended September 30, 2006, respectively. The Company recorded as revenue FTE reimbursements of zero and $1.4 million in the three and nine months ended September 30, 2006, respectively. No FTE revenue was recorded in 2007. The Company recorded license revenue from GSK of zero and $1.4 million in the three and nine months ended September 30, 2006, respectively. No license revenue from GSK has been recorded subsequent to June 30, 2006.
     Amgen. On December 29, 2006, the Company entered into a collaboration and option agreement (the “Amgen Agreement”) with Amgen Inc. (“Amgen”) to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure The Amgen Agreement provides Amgen with a non-exclusive license and access to certain technology, as well as an exclusive option to participate in future development and commercialization of CK-1827452 world-wide, excluding Japan. Under the terms of the Amgen Agreement, the Company received in January 2007, an upfront, non-refundable license and technology access fee of $42.0 million from Amgen. The upfront fee was recorded as related party accounts receivable as of December 31, 2006. The upfront fee is being recognized as license revenue over the maximum term of the non-exclusive license, which is four years. Management determined that the obligations under the non-exclusive license did not meet the requirement for separate units of accounting and therefore should be recognized as a single unit of accounting.
     During the initial research term of the Amgen Agreement, the Company will perform research, at its expense, as well as conduct all development activities for CK-1827452, at its expense, in accordance with an agreed upon development plan. Amgen’s option is exercisable during a defined period, the ending of which is dependent upon the satisfaction of certain conditions, primarily the delivery of Phase I and Phase IIa clinical trials data for CK-1827452 in accordance with an agreed plan sufficient to support its progression into Phase IIb clinical development. To exercise its option, Amgen is required to pay a non-refundable fee of $50.0 million and thereafter would have an exclusive license. On exercise of the option, the Company is required to transfer all data and know-how necessary to enable Amgen to assume responsibility for development and commercialization of CK-1827452 and related compounds, which Amgen will perform at its sole expense. Development services, if any, performed by the Company after commencement of the exclusive license term will be reimbursed by Amgen. Under the terms of the Amgen Agreement, the Company may be eligible to receive pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on CK-1827452 and other potential products arising from research under the collaboration as well as royalties that escalate based on increasing levels of the annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for the Company to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If the Company elects to co-fund such costs, it would be entitled to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense. If Amgen elects not to exercise its option on CK-1827452, the Company may then proceed to independently develop CK-1827452 and the collaboration would terminate.
     In connection with entering into the Amgen Agreement, the Company also entered into a common stock purchase agreement (the “CSPA”) with Amgen. Accordingly, on January 2, 2007, the Company issued 3,484,806 shares of its common stock to Amgen under the CSPA at a price of $9.47 per share for an aggregate purchase price of approximately $33.0 million. The common stock was valued using the closing price of the Company’s common stock on December 29, 2006, the last trading day of the Company’s common stock prior to issuance. The difference between the price paid by Amgen of $9.47 per share and the stock price of $7.48 per share resulted in an aggregate stock purchase premium of $6.9 million. This premium was recorded as deferred revenue and is being recognized as license revenue ratably over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is four years. After deducting issuance costs, the Company received net proceeds of approximately $32.9 million from the stock issuance.
     In the three and nine months ended September 30, 2007, the Company recognized license revenue of $3.1 million and $9.2 million, respectively, under the Amgen Agreement and the CSPA. At September 30, 2007, deferred revenue related to the Amgen Agreement and the CSPA was $39.7 million.
Other
     Portola. Under the provisions of our amended collaboration and facilities agreement with Portola Pharmaceuticals, Inc. (“Portola”), the Company is obligated to reimburse Portola for certain equipment costs incurred by Portola in connection with research and related services that Portola provides to the Company. The Company began to incur these costs when the equipment became available for use in the second quarter of 2006. Our payments to Portola for such equipment costs, totaling $285,000, are being made in eight quarterly installments that commenced in the first half of 2006 and will continue through the fourth quarter of 2007. Charles J. Homcy, M.D., the President and CEO of Portola, is a member of the Company’s Board of Directors and a consultant to the Company.
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
     Related Party Notes Receivable. In May 2007, an employee loan totaling $101,000 including principal and interest was repaid in full by an employee who left the Company. In May 2007, $12,000 of principal and interest on a loan receivable from an officer of the Company was forgiven in accordance with the terms of the loan agreement. In June 2007, an employee loan was revised to extend the maturity date of the loan by one year to 2009; in July 2007, this employee paid $35,000 of principal and interest.
Note 5. Equipment Financing Lines
     In April 2006, the Company secured a second line of credit with GE Capital of up to $4.6 million to finance certain equipment until December 31, 2006. In January 2007, GE Capital approved an extension to the funding period for the April 2006 line of credit to April 28, 2007. The line of credit was subject to the Master Security Agreement between the Company and GE Capital, dated February 2001 and as amended on March 24, 2005 (the “MSA”). Under the terms of the equipment financing line, funds borrowed by the Company from GE Capital are collateralized by property and equipment of the Company purchased with such borrowed funds and other collateral as agreed to by the Company. During the first nine months of 2007, the Company borrowed $1.7 million under the line at an interest rate of 7.24% to finance purchases of property and equipment. On April 28, 2007, the line expired as scheduled and no additional borrowings are available to the Company under it.

     In August 2007, the Company secured a new line of credit with GE Capital of up to $3.0 million to finance certain equipment until September 30, 2008. The line of credit is subject to the MSA. As of September 30, 2007, the Company had not borrowed any funds under this line.
Note 6. Stockholders’ Equity
Common Stock
     In January 2007, the Company issued 3,484,806 shares of its common stock to Amgen. See Note 4 “Related Party Agreements — Research and Development Arrangements — Amgen.”
     On May 1, 2007, 90,415 shares of common stock were issued pursuant to the ESPP at an average price of $4.57 per share.
     In October 2005, the Company entered into a committed equity financing facility, or the 2005 CEFF, with Kingsbridge Capital Ltd. (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions of the 2005 CEFF, up to $75.0 million of the Company’s newly-issued common stock during the next three years. Subject to certain conditions and limitations, from time to time under the 2005 CEFF, the Company may require Kingsbridge to purchase newly-issued shares of the Company’s common stock at a price that is between 90% and 94% of the volume weighted average price on each trading day during an eight-day, forward-looking pricing period. In the three and nine months ended September 30, 2007, the Company received gross proceeds of $7.8 million from the drawdown of 1,697,792 shares of common stock pursuant to the 2005 CEFF.
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
     Stock option activity for the nine months ended September 30, 2007 under the 2004 Plan and the 1997 Stock Option/Stock Issuance Plan was as follows:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share
Balance at December 31, 2006	1,283,876	4,032,700	$5.31
Increase in authorized shares	1,500,000	—	—
Options granted	(1,562,170)	1,562,170	$6.73
Options exercised	—	(201,443)	$2.02
Options cancelled	233,498	(233,430)	$7.08

Balance at September 30, 2007	1,455,204	5,159,997	$5.78

     The weighted average fair value of options granted in the nine months ended September 30, 2007 was $4.55 per share.
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

     FIN 48 became effective for the Company on January 1, 2007. The cumulative effect of adopting FIN 48 on January 1, 2007 has been recorded net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million. The Company files U.S. Federal and California state tax returns. The Company is currently not subject to income tax examinations and, in general, all tax years remain open due to net operating losses. Interest and penalties are zero, and the Company’s policy is to account for interest and penalties in tax expense on the income statement. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of FIN 48 had no impact on the Company’s effective tax rate. The gross amount of unrecognized tax benefits at September 30, 2007 has not changed from the beginning of the year, and the Company does not expect any material changes in the next 12 months.
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
Note 9. Subsequent Event
     In October 2007, the Company received gross proceeds of $1.8 million from the drawdown of 377,385 shares of common stock pursuant to the 2005 CEFF. No further drawdowns are available to us under the 2005 CEFF.
     In October 2007, the Company entered into a new committed equity financing facility, or the 2007 CEFF, with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital over a three-year period. Subject to certain conditions and limitations, from time to time under the 2007 CEFF, at our election, Kingsbridge is committed to purchase newly-issued shares of our common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 230,000 shares of our common stock at a price of $7.99 per share, which represents a premium over the closing price of our common stock on the date we entered into the 2007 CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of three years thereafter. Under the terms of the 2007 CEFF, the maximum number of shares we may sell is 9,779,411 (exclusive of the shares underlying the warrant) which, under the rules of the NASDAQ Stock Market LLC, is approximately the maximum number of shares we may sell to Kingsbridge without approval of our stockholders. This limitation may further limit the amount of proceeds we are able to obtain from the 2007 CEFF. We are not obligated to sell any of the $75.0 million of common stock available under the 2007 CEFF and there are no minimum commitments or minimum use penalties. The 2007 CEFF does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. To date we have made no draw downs under the 2007 CEFF with Kingsbridge.

     In October 2007, $42,000 of principal and interest on a loan receivable from an officer of the Company was forgiven in accordance with the term of the loan.
     On November 1, 2007, 89,420 shares of common stock were issued pursuant to the ESPP at an average price of $4.41 per share.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.
     This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	The initiation, progress, timing and scope of clinical trials and development for our drug candidates and potential drug candidates by ourselves, GlaxoSmithKline, or GSK, or the National Cancer Institute, or NCI, including the anticipated timing for initiation of clinical trials, anticipated dates of data becoming available or being announced from clinical trials and the anticipated initiation of additional sites and increased enrollment rates for clinical trials;

•	our and our partners’ plans or ability for continued research and development of drug candidates, such as CK-1827452, ispinesib, SB-743921 and GSK-923295, including our intention to develop clinical development capabilities;

•	the potential benefits of our drug candidates and potential drug candidates;

•	the utility of the clinical trials programs for our drug candidates to inform future development efforts;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	issuance of shares of our common stock under our 2007 committed equity financing facility, or the 2007 CEFF, with Kingsbridge Capital Limited, or Kingsbridge;

•	receipt of milestone payments, royalties and other funds from our partners under strategic alliances, such as with Amgen Inc., or Amgen, and GSK;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen and GSK;

•	losses, costs, expenses and expenditures;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2007;

•	the scope and size of research and development efforts and programs;

•	our ability to protect our intellectual property and avoid infringing the intellectual property rights of others;

•	potential competitors and competitive products;

•	capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	expected future sources of revenue and capital;

•	our plans to obtain limited product liability insurance;

•	increasing the number of our employees and recruiting additional key personnel; and

•	expected future amortization of employee stock-based compensation.
     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:
•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates, including decisions by the NCI to postpone or discontinue research or development efforts for ispinesib, or by GSK to postpone or discontinue research or development efforts relating to CENP-E or GSK-923295;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials);

•	the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials;

•	the receipt of funds by us under our strategic alliances, including those funds dependent upon Amgen’s exercise of its option with respect to CK-1827452 and GSK’s exercise of its option with respect to either or both of ispinesib and SB-743921;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to obtain additional financing if necessary;

•	our ability to maintain the effectiveness of current public information under our registration statement permitting resale of securities to be issued to Kingsbridge by us under, and in connection with, the 2007 CEFF;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of protection for our intellectual property, through patents, trade secrets or otherwise; and

•	potential infringement of the intellectual property rights or trade secrets of third parties.
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
Overview
     We are a biopharmaceutical company, incorporated in Delaware in 1997, focused on developing small molecule therapeutics for the treatment of cardiovascular diseases and cancer. Our development efforts are directed to advancing multiple drug candidates through clinical trials to demonstrate proof-of-concept in humans in two significant markets: heart failure and cancer. Our drug development pipeline consists of a drug candidate, CK-1827452, for the treatment of heart failure, being developed in both an intravenous and oral formulation, and three drug candidates, ispinesib, SB-743921 and GSK-923295, for the treatment of cancer. Our drug candidates are all novel small molecules that arose from our research efforts and are directed toward the biology of the cytoskeleton. We believe our understanding of the cytoskeleton enables us to discover novel and potentially safer and more effective therapeutics.
     Since our inception in August 1997, we have incurred significant net losses. As of September 30, 2007, we had an accumulated deficit of $266.3 million. We expect to incur substantial and increasing losses for the next several years if and to the extent:
•	we advance CK-1827452 through clinical development for the treatment of heart failure and Amgen does not exercise its option to participate in later-stage development and commercialization;

•	we conduct Phase II and later-stage development and commercialization of ispinesib or SB-743921 under our strategic alliance with GSK;

•	we exercise our option to co-fund the development of GSK-923295 or any other drug candidate being developed by GSK under our strategic alliance;

•	we exercise our option to co-promote any of the products for which we have elected co-fund development under our strategic alliance with GSK;

•	we advance other compounds into development or other potential drug candidates into clinical trials;

•	we expand our research programs and further develop our proprietary drug discovery technologies; or

•	we elect to fund development or commercialization of any drug candidate.
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
CK-1827452 (intravenous)
     In 2005, we initiated a first-in-humans Phase I clinical trial with CK-1827452. This clinical trial was designed as a double-blind, randomized, placebo-controlled, dose-escalation trial to investigate the safety, tolerability, pharmacokinetics and pharmacodynamics of CK-1827452 administered intravenously to normal healthy volunteers. Clinical data from this trial were presented at the Heart Failure Society of America, or HFSA, meeting in September 2006. The maximum tolerated dose, or MTD, was 0.5 mg/kg/hr for this regimen. At this dose, the six-hour infusion of CK-1827452 produced statistically significant mean increases in left ventricular ejection fraction and fractional shortening of 6.8 and 9.2 absolute percentage points, respectively, as compared to placebo. These increases in indices of left ventricular function were associated with a mean prolongation of systolic ejection time of 84 milliseconds, which was also statistically significant. These mean changes in ejection fraction, fractional shortening and ejection time were concentration-dependent and CK-1827452 exhibited generally linear, dose-proportional pharmacokinetics across the range of doses studied. At the MTD, CK-1827452 was well-tolerated when compared to placebo. The adverse effects at intolerable doses in humans appeared similar to the adverse findings observed in the preclinical safety studies which occurred at similar plasma concentrations. These effects are believed to be related to an excess of the intended pharmacologic effect, resulting in excessive prolongation of the systolic ejection time, and resolved promptly with discontinuation of the infusions of CK-1827452. The Phase I clinical trial activity of CK-1827452 is consistent with results from preclinical models that evaluated CK-1827452 in normal dogs; however, further clinical trials are necessary to determine whether similar results will also be seen in patients with heart failure.
     At the 2007 HFSA meeting, additional data was presented from this Phase I clinical trial evaluating the plasma concentration response relationship of CK-1827452 on left ventricular function in healthy volunteers. The authors concluded that CK-1827452 increased left ventricular ejection fraction and left ventricular fractional shortening over a range of well-tolerated plasma concentrations. Both left ventricular ejection fraction and left ventricular fractional shortening are measures of how effectively the heart is pumping blood. In addition, it was determined that systolic ejection time was the most sensitive marker of drug effect and that increases in left ventricular ejection fraction and left ventricular fractional shortening were well-correlated with increases in systolic ejection time. Systolic ejection time is easily measured and may serve as a useful indicator of drug effect in patients with heart failure.
     In April 2007, we initiated a Phase II clinical trials program for CK-1827452. The first clinical trial initiated under this program was a Phase IIa double-blind, randomized, placebo-controlled, dose-escalation trial designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of CK-1827452 administered intravenously to stable heart failure patients. In addition to the trial’s primary objective of evaluating the safety and tolerability of CK-1827452, its secondary objectives are to establish a relationship between the plasma concentration and the pharmacodynamic effects of CK-1827452 and to determine its pharmacokinetics in stable heart failure patients. In addition to routine assessments of vital signs, blood samples and ECG monitoring, echocardiograms will be performed to evaluate cardiac function at various pre-defined time points. The clinical trial will consist of at least five cohorts of eight patients with stable heart failure. The first three of these cohorts will each undergo four treatment periods; patients will receive three escalating doses of CK-1827452 administered intravenously and one placebo treatment which will be randomized into the dose escalation sequence. Patients in the fourth and fifth cohorts are planned to receive only a single dose level of CK-1827452. In each cohort, patients will receive a one-hour loading infusion to rapidly achieve a target plasma concentration of CK-1827452, followed by a slower infusion intended to maintain that plasma concentration. These maintenance infusions are planned to be one hour in duration in the first two cohorts, and 23 hours in duration in the last three cohorts. In October 2007, we completed a protocol-specified review of safety data from the first cohort of this trial, which permitted the initiation of dosing of the second cohort. No formal efficacy analysis has been performed to date. Although enrollment in this trial was slow during the summer months, enrollment has improved at these sites in recent months. In addition, we have initiated and are continuing to initiate additional clinical trial sites, which we believe should favorably impact enrollment rates for the second and subsequent cohorts.
CK-1827452 (oral)
     At the 2007 HFSA meeting, we presented results from a Phase I oral bioavailability study of CK-1827452 in healthy volunteers. We believe that these data support our current efforts to develop a modified release oral formulation of CK-1827452 to enable late-stage clinical development of a dosing schedule that may be suitable for the treatment of patients with chronic heart failure. This study was designed as an open-label, four-way crossover study in ten healthy volunteers designed to investigate the absolute bioavailability of two oral formulations (liquid and immediate-release solid formulations) of CK-1827452 versus an intravenous dose. In addition, the effect of taking the immediate-release solid formulation in a fed versus fasted state on CK-1827452’s relative bioavailability was also assessed. Volunteers were administered CK-1827452 at 0.125mg/kg under each of the following four different conditions in random order:
•	a reference intravenous infusion at a constant rate over one hour;

•	a liquid solution taken orally in a fasted state;

•	an immediate-release solid formulation taken orally in a fasted state; and

•	an immediate-release solid formulation taken orally following consumption of a standard, high-fat breakfast.
     Pharmacokinetic data from this study demonstrated oral bioavailability of approximately 100% for each of the three conditions of oral administration. The median time to maximum plasma concentrations after dosing was 0.5 hours for the liquid solution taken orally, 1 hour for the immediate-release solid formulation taken in a fasted state, and 3 hours for the immediate-release solid formulation taken after eating. Food did not have a substantial effect on bioavailability but appeared to delay drug absorption in some subjects. CK-1827452, in both the oral and intravenous formulations, was well-tolerated in this trial with no significant safety issues observed. The near complete absolute bioavailability suggested that there is little or no first-pass metabolism of this drug candidate. We believe that the rapid and essentially complete oral absorption observed between subjects suggests that predictable plasma levels may be achieved with chronic oral dosing in patients with heart failure.
     During the quarter, we continued to enroll subjects in two Phase I clinical trials for CK-1827452. The first clinical trial is a Phase I single-center, open-label, sequential, parallel group clinical trial designed to evaluate the potential for certain drug-drug interactions with CK-1827452. The trial is designed to evaluate the effects of oral ketoconazole, a strong metabolic inhibitor of CYP3A4, on the pharmacokinetics of CK-1827452 given orally to 16 healthy male volunteers, 8 of whom have a normal genotype for the CYP enzyme 2D6, and 8 of whom have reduced 2D6 activity. In addition, the effects of diltiazem, a moderate CYP3A4 inhibitor, on the pharmacokinetics of CK-1827452 will be assessed in 8 additional volunteers with normal CYP2D6 activity. The second Phase I clinical trial is a single-center study which is planned to progress from a single-blind, single-dose phase to a randomized double-blind, placebo-controlled, multi-dose phase to evaluate the pharmacokinetics of an oral formulation of CK-1827452 in healthy volunteers.
     CK-1827452 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our cardiovascular program of approximately $17.2 million for the nine months ended September 30, 2007, and $13.8 million for the nine months ended September 30, 2006. We anticipate that our expenditures relating to the research and development of compounds in our cardiovascular program will increase significantly as we advance CK-1827452 through clinical development. Our expenditures will also increase if Amgen does not exercise its option and we elect to develop CK-1827452 or related compounds independently, or if we elect to co-fund later-stage development of CK-1827452 or other compounds in our cardiovascular program under our collaboration and option agreement with Amgen following Amgen’s exercise of its option. If Amgen elects to exercise its option, they would be responsible for development and commercialization of CK-1827452 and related compounds, subject to our development and commercial participation rights. In addition, we may be eligible to receive pre-commercialization and commercialization milestone payments of up to $600 million on CK-1827452 and other products arising from the research under the collaboration as well as escalating royalties based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense. If Amgen elects not to exercise its option on CK-1827452, we may then independently proceed to develop CK-1827452 and the research collaboration would terminate.
Oncology
     In the nine months ended September 30, 2007, we continued to advance our oncology development programs as both ispinesib and SB-743921 progressed in Phase II and Phase I clinical trials, respectively. In 2006, we entered into two amendments to our collaboration and license agreement with GSK, or the GSK Agreement, regarding the future research, development and commercialization of ispinesib, SB-743921 and CENP-E. In June 2006, we amended the agreement to extend the initial five-year research term of this strategic alliance for an additional year to continue activities focused towards translational research directed to CENP-E. In November 2006, we further amended the agreement and assumed, at our expense, responsibility for the continued research, development and commercialization of inhibitors of kinesin spindle protein , or KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E. In June 2007, the agreement was further amended to extend the research term for an additional year, through June 19, 2008, to facilitate continued research activities under the updated research plan focused towards CENP-E.
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
     The Phase II clinical trials of ispinesib that are still ongoing, recently reported or awaiting data, and that are sponsored by GSK or by the NCI, are as follows:
     Breast Cancer: In June 2007, we announced the final results from a multicenter Phase II clinical trial sponsored by GSK, which evaluated the safety and efficacy of ispinesib in the second- or third-line treatment of patients with locally advanced or metastatic breast cancer whose disease had recurred or progressed despite treatment with anthracyclines and taxanes. In this trial, patients received ispinesib monotherapy at 18 mg/m2 as a 1-hour intravenous infusion every 21 days. The primary endpoint of the clinical trial was objective response as determined using the Response Evaluation Criteria in Solid Tumors, or RECIST. The best overall responses observed with ispinesib were partial responses in 4 of 45 evaluable patients as measured by RECIST and the duration of response ranged from 7.1 weeks to 30.0 weeks. The most common adverse event was Grade 4 neutropenia. Based on these data, and consistent with our focused approach to the further development of ispinesib, Cytokinetics anticipates initiating a Phase I/II clinical trial in the first-line treatment of patients with locally advanced or metastatic breast cancer during the fourth quarter of 2007. The results from this trial are expected to provide data that may inform a decision on further development of ispinesib in advanced breast cancer.
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
     Ispinesib with capecitabine: In the second quarter of 2007, GSK concluded patient treatment in a dose-escalating, Phase Ib clinical trial evaluating the safety, tolerability and pharmacokinetics of ispinesib in combination with capecitabine. In 2006, clinical data were presented demonstrating that the combination of ispinesib and capecitabine may have an acceptable tolerability profile. The optimally tolerated regimen in this clinical trial was not defined; however, the MTD of ispinesib monotherapy (18 mg/m2, administered as an intravenous infusion every 21 days) was tolerated with therapeutic doses of capecitabine, specifically daily oral doses of 2000 mg/m2 and 2500 mg/m2 for 14 days. Plasma concentrations of ispinesib did not appear to be affected by the presence of capecitabine. Dose-limiting toxicities consisted of Grade 2 rash that did not allow 75% of the capecitabine doses to be delivered and prolonged Grade 4 neutropenia. In this clinical trial, a total of 12 out of 24 patients had a best response of stable disease as determined by RECIST. We anticipate final data from this clinical trial to be available in the first half of 2008. The anticipated dates of the availability of data from this clinical trial is based on information provided by GSK. The occurrence of this event is outside of our control.
     Pediatric Solid Tumors: In the third quarter of 2007, the NCI continued a dose-finding Phase I clinical trial designed to enroll approximately 30 patients to evaluate ispinesib as monotherapy in pediatric patients with relapsed or refractory solid tumors. This clinical trial is designed to investigate the safety, tolerability, pharmacokinetic and pharmacodynamic profile of ispinesib administered on days 1, 2 and 3 of a 21-day cycle in this patient population.
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
     We expect that it will take several years before we can commercialize ispinesib, if at all. Ispinesib is at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any resulting drugs. Accordingly, we cannot reasonably estimate when and to what extent ispinesib will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including, but not limited to, the safety and efficacy profile of the drug, receipt of regulatory approvals, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. We have assumed responsibility for funding the development costs associated with ispinesib pursuant to the November 2006 amendment to the GSK Agreement. We intend to conduct a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast cancer designed to further define the clinical activity profile of ispinesib in advanced breast cancer patients, and in preparation for potentially initiating a Phase III clinical trial of ispinesib for the second-line treatment of advanced breast cancer. As a result of this planned development activity, or if GSK does not exercise its option to resume responsibility for some or all of the development and commercialization activities associated with this drug candidate, our expenditures relating to research and development of this drug candidate will increase significantly.
SB-743921
     In the third quarter, we continued to enroll patients in a Phase I/II clinical trial of SB-743921 in patients with non-Hodgkin’s lymphoma, or NHL, or Hodgkin’s Disease. This Phase I/II clinical trial is an open-label, non-randomized clinical trial designed to investigate the safety, tolerability, pharmacokinetics and pharmacodynamic profile of SB-743921 administered as a one-hour infusion on days 1 and 15 of a 28-day schedule, first without and then potentially with the administration of granulocyte colony stimulating factor, or GCSF, and then to assess the potential efficacy of the MTD. Included in the June 2007 ASCO proceedings was an abstract which presented interim data from this Phase I/II clinical trial. The abstract reported that SB-743921 was given to dose-escalating cohorts of 3 patients as a 1-hour infusion administered on days 1 and 15 of a 28-day schedule. At the time of the analysis, six patients were enrolled and 5 were evaluable. Grade 3 toxicities observed were hemolytic anemia (n=1), leucopenia (n=1), thrombocytopenia (n=1) and dyspnea (n=1). The authors concluded that SB-743921 was well-tolerated without prophylactic GCSF in cohort 1 of the Phase I portion of this clinical trial. Additional Phase I data from this clinical trial have been accepted for presentation at the annual meeting of the American Society of Hematologists in December 2007.
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
GSK-923295
     In June 2007, we further amended the GSK Agreement to extend the research term for an additional year through June 19, 2008 to facilitate continued research activities under an updated research plan focused on the mitotic kinesin and novel cancer target, centromere-associated protein E, or CENP-E. Under the June 2007 amendment, GSK will have no obligation to reimburse us for full-time employee equivalents (“FTEs”), during the extension of the research term. GSK continues to develop GSK-923295 under the agreement.
     In August 2007, Cytokinetics announced that GSK initiated a first-time-in-humans Phase I clinical trial of GSK-923295. This is an open-label, non-randomized, dose-finding trial designed to investigate the safety, tolerability and pharmacokinetic profile of GSK-923295 in patients with solid tumors. GSK-923295 is a small-molecule inhibitor of CENP-E. The initiation of this clinical trial triggered a milestone payment of $1.0 million from GSK to Cytokinetics under the terms of the GSK Agreement. As reported at the 2007 annual meeting of the American Association for Cancer Research, GSK-923295 demonstrated a broad spectrum of activity against a range of human tumor xenografts grown in nude mice, including models of colon, breast, ovarian, lung and other tumors.
     In October, two posters related to GSK-923295 were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in San Francisco. The first poster, entitled, “Differential Response of Tumor Cell Lines to Inhibition of the Mitotic Checkpoint Regulator and Mitotic Kinesin, CENP-E” identified the molecular determinants of sensitivity to GSK-923295, a novel and selective inhibitor of CENP-E. The authors concluded that certain cell lines are sensitive to apoptosis following mitotic arrest with the inhibitor of CENP-E and that heterogeneity of response was observed. The second poster, entitled, “A Potent and Selective Inhibitor of the Mitotic Kinesin CENP-E (GSK923295A), Demonstrates a Novel Mechanism of Inhibiting Tumor Cell Proliferation and Shows Activity Against a Broad Panel of Human Tumor Cell Lines in vitro,” concluded that GSK-923295 elicits a dose-dependent metaphase arrest in replicating tumor cells followed by an associated increase in apoptosis and is active against a broad panel of both solid and hematological tumor lines in cell culture.
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
     We recorded research and development expenses for activities relating to our mitotic kinesin programs of approximately $4.3 million for the nine months ended September 30, 2007, and $4.9 million for the nine months ended September 30, 2006. We anticipate that our expenditures relating to the development of ispinesib and SB-743921 will increase significantly as we advance through clinical development. Our expenditures will also increase if GSK does not exercise its option to resume responsibility for some or all of the development and commercialization activities associated with ispinesib and SB-743921, or if we elect to co-fund later-stage development for one or more of ispinesib, SB-743921, and GSK-923295. For those drug candidates and potential drug candidates that GSK develops under the strategic alliance, which currently includes GSK-923295 and which may include either or both of ispinesib and SB-743921 if so elected by GSK pursuant to its option, we may elect to co-fund certain later-stage development activities which would increase our potential royalty rates on sales of resulting drugs and provide us with the option to secure co-promotion rights in North America. We expect that the royalties to be paid on potential future sales, if any, by GSK of each of ispinesib, SB-743921 and GSK-923295 will be based on increasing product sales and our anticipated level of co-funding, if any. If we exercise our co-promotion option, then we will receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.

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
     Under the terms of our collaboration and option agreement with Amgen, or the Amgen Agreement, we received an upfront, non-refundable license and technology access fee of $42.0 million. In connection with entering into the collaboration and option agreement, the Company also entered into a common stock purchase agreement, or the CSPA, with Amgen. In January 2007, we issued 3,484,806 shares of Company common stock to Amgen for net proceeds of $32.9 million, of which the $6.9 million purchase premium was recorded as deferred revenue. We are amortizing the upfront fee and stock premium to license revenue ratably over the maximum term of the non-exclusive license, which is four years. We may receive additional payments from Amgen upon achieving certain precommercialization and commercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations.

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
Research and Development
     We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. Under our November 2006 amendment to the GSK Agreement, we assumed responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, at our sole expense subject to GSK’s option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921 during a defined period. We also have the option to co-fund certain later-stage development activities for GSK-923295. This commitment and the potential exercise of our co-funding option will result in a significant increase in research and development expenses. We expect to incur research and development expenses in the continued conduct of preclinical studies and clinical trials for CK-1827452 and other of our cardiac myosin activator compounds for the treatment of heart failure and in connection with our early research programs in other diseases, as well as the continued refinement and application of our existing and future proprietary drug discovery technologies. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. From our inception through September 30, 2007, we incurred costs of approximately $58.8 million for research and development activities relating to the discovery of mitotic kinesin inhibitors, $98.7 million for our cardiac contractility program, $48.7 million for our proprietary technologies and $63.3 million for all other programs.
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
Stock Compensation
     The following table summarizes stock-based compensation related to employee stock options and employee stock purchases for the three and nine months ended September 30, 2007 and September 30, 2006, which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Research and development	$887	$703	$2,215	$1,937
General and administrative	638	508	1,947	1,629

Stock-based compensation included in operating expenses	$1,525	$1,211	$4,162	$3,566
     As of September 30, 2007, there was $11.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.7 years. In addition, we continue to amortize deferred stock-based compensation recorded prior to adoption of “Statement of Financial Accounting Standards No. 123R,” or SFAS 123R, for stock options granted prior to the initial public offering. At September 30, 2007, the balance of deferred stock based compensation was $476,000, which we expect to be amortized in future periods as follows, assuming no cancellations of the related stock options: $144,000 in the fourth quarter of 2007 and $332,000 in 2008.
Interest and Other Income and Expense
     Interest and other income and expense consist primarily of interest income and interest expense. Interest income is primarily generated from our cash, cash equivalents and investments. Interest expense generally relates to the borrowings under our equipment financing lines.
Results of Operations
Revenues
     We recorded total revenues of $4.1 million and $10.5 million in the third quarter and first nine months of 2007, respectively, compared with total revenues of $0.1 million and $3.0 million, respectively, in the comparable periods of 2006.
     Research and development revenues from related party refer to revenues from our partner, GSK, which is also a stockholder of the Company. Research and development revenues from GSK in the third quarter and first nine months of 2007 were $1.1 million and $1.3 million, respectively. Research and development revenues from GSK in the third quarter of 2007 consisted of a milestone payment of $1.0 million for the GSK’s initiation of a Phase I clinical trial of GSK-923295 in patients with solid tumors, and patent expense reimbursements of $0.1 million. Research and development revenues from GSK in the first nine months of 2007 consisted of the $1.0 milestone payment and $0.3 million of patent expense reimbursements. GSK research and development revenues in the third quarter of 2006 consisted of $0.1 million of patent expense reimbursements, and in the first nine months of 2006 consisted of $1.4 million of FTE reimbursements and $0.2 million of patent expense reimbursements.
     License revenues from related parties represent license revenue from our strategic alliances with Amgen and GSK. License revenues for the third quarter and first nine months of 2007 were $3.1 million and $9.2 million, respectively, and represented recognition of the upfront license fee and the premium paid on the common stock purchase by Amgen. As of September 30, 2007, the remaining balance of deferred revenue relating to the upfront license fee and stock purchase premium paid by Amgen was $39.7 million. We are amortizing the Amgen deferred revenue on a straight-line basis over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is four years. License revenue from GSK was zero for the third quarter and first nine months of 2007, and was zero and $1.4 million for the third quarter and first nine months of 2006, respectively. The license revenue from GSK was amortized on a straight-line basis over the initial five-year research term, which ended on June 30, 2006.
     We anticipate total revenues for the year ending December 31, 2007 to be in the range of $11.0 million to $13.0 million, which reflects license revenue and other collaboration revenue.
Research and Development Expenses
     Research and development expenses were $13.2 million and $39.4 million in the third quarter and first nine months of 2007, respectively, up from $12.5 million and $36.2 million in the comparable periods of 2006. The increase in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to an increase of $0.3 million for clinical and preclinical outsourcing costs as we advanced our drug candidates for the treatment of cardiovascular disease and cancer through clinical trials, as well as an increase of $0.4 million for compensation and benefit related costs. For the first nine months of 2007 compared to the same period of 2006, the increase in research and developmentexpenses was primarily due to an increase of $1.7 million for clinical and preclinical outsourcing costs, as well as increases of $0.9 million for compensation and benefit related costs and $0.3 million for facilities expenses.
     From a program perspective, the increase in spending in the third quarter of 2007 compared to the third quarter of 2006 was due to increases of $1.6 million related to the advancement of our cardiac contractility program, and $0.2 million for our early research programs, partially offset by a decrease in spending for mitotic kinesin inhibitors of $0.3 million and for proprietary technologies of $0.8 million. For the first nine months of 2007, over the same period of 2006, the increase in research and development spending was due to increases of $3.4 million for our cardiac contractility program and $1.6 million for our early research programs, partially offset by decreases in spending for mitotic kinesin inhibitors of $0.6 million and for our proprietary technologies of $1.2 million.
     Research and development expenses incurred related to the following programs (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Mitotic kinesin inhibitors	$1.4	$1.7	$4.3	$4.9
Cardiac contractility	5.6	4.0	17.2	13.8
Proprietary technologies	0.7	1.5	2.7	3.9
All other research programs	5.5	5.3	15.2	13.6

Total research and development expenses	$13.2	$12.5	$39.4	$36.2

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
     We expect research and development expenditures to continue to increase in the fourth quarter of 2007. We expect to advance research and development of our drug candidate CK-1827452 for the treatment of heart failure. Additionally, we intend to initiate a Phase I/II clinical trial for ispinesib in the fourth quarter of 2007 for the first-line treatment of locally advanced or metastatic breast cancer. We also intend to continue our Phase I/II clinical trial for SB-743921 for NHL. We anticipate research and development expenses to be in the range of $55.0 million to $60.0 million for the year ending December 31, 2007.
General and Administrative Expenses
     General and administrative expenses were $4.1 million and $12.6 million in the third quarter and first nine months of 2007, respectively, compared with $3.6 million and $11.1 million for the same periods of 2006. The increase in the third quarter of 2007 over the third quarter of 2006 was primarily due to increased personnel expenses of $0.4 million and medical education expenses of $0.2 million, offset in part by lower patent and legal fees of $0.2 million. For the first nine months of 2007, the increase in general and administrative expenses compared to 2006 was primarily due to increased personnel expenses of $0.9 million, along with higher accounting services fees of $0.3 million.
     We expect that general and administrative expenses will continue to increase during the remainder of 2007 due to higher payroll-related expenses in support of our continuing corporate development activities, business development costs, expanding operational infrastructure, and costs associated with being a public company. We anticipate general and administrative expenses to be in the range of $17.0 million to $19.0 million for the year ending December 31, 2007.
Interest and Other Income and Expense
     Interest and other income was $2.1 million and $6.4 million for the third quarter and first nine months of 2007, respectively, compared with $1.2 million and $3.6 million, respectively, for the comparable periods of 2006. The increase in interest and other income for the third quarter of 2007 over the same period of 2006 was primarily due to higher interest income, resulting from higher average balances of cash, cash equivalents and short-term investments. The increase in interest and other income for the first nine months of 2007 compared to the same period of 2006 was primarily due to higher interest income, resulting from higher average balances of cash, cash equivalents and short-term investments, and, to a lesser extent, from higher market interest rates earned on these investments.
     Interest and other expense in the third quarter and first nine months of 2007 was $0.2 million and $0.6 million, respectively, and in the comparable periods in 2006 was $0.1 million and $0.4 million, respectively. Interest and other expense in each of these periods primarily consisted of interest expense on our equipment financing line of credit.
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
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through September 30, 2007, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $152.9 million at September 30, 2007, an increase of $43.4 million from $109.5 million at December 31, 2006. The increase was primarily due to the receipt of the $42.0 million upfront license fee from Amgen in January 2007, net proceeds of $32.9 million from the issuance of common stock to Amgen in January 2007, and proceeds of $7.8 million from the issuance of stock under our 2005 CEFF in the third quarter of 2007. The increases were partly offset by the use of cash to fund operations.

     We have received net proceeds from the sale of equity securities of $312.4 million from August 5, 1997, the date of our inception, through September 30, 2007, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with our 2001 collaboration and license agreement, GSK made a $14.0 million equity investment in the Company. GSK made additional equity investments in the Company in 2003 and 2004 of $3.0 million and $7.0 million, respectively.
     In 2005, we entered into our first CEFF with Kingsbridge, or the 2005 CEFF, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, from time to time under the 2005 CEFF, at our election, Kingsbridge purchased newly-issued shares of our common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. We received gross proceeds from draw downs and sales of our common stock to Kingsbridge under the 2005 CEFF as follows: 2005 — gross proceeds of $5.7 million from the sale of 887,576 shares, before offering costs of $178,000; 2006 — gross proceeds of $17.0 million from the sale of 2,740,735 shares; the first nine months of 2007 — gross proceeds of $7.8 million from the sale of 1,697,792 shares; and October 2007 — gross proceeds of $1.8 million from the sale of 377,385 shares of common stock. No further draw downs are available to us under the 2005 CEFF with Kingsbridge.
     In October 2007, we entered into a new CEFF with Kingsbridge, or the 2007 CEFF, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, from time to time under the 2007 CEFF, at our election, Kingsbridge is committed to purchase newly-issued shares of our common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 230,000 shares of our common stock at a price of $7.99 per share, which represents a premium over the closing price of our common stock on the date we entered into the 2007 CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of three years thereafter. Under the terms of the 2007 CEFF, the maximum number of shares we may sell is 9,779,411 (exclusive of the shares underlying the warrant) which, under the rules of the NASDAQ Stock Market LLC, is approximately the maximum number of shares we may sell to Kingsbridge without approval of our stockholders. This limitation may further limit the amount of proceeds we are able to obtain from the 2007 CEFF. We are not obligated to sell any of the $75.0 million of common stock available under the 2007 CEFF and there are no minimum commitments or minimum use penalties. The 2007 CEFF does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. To date we have made no draw downs under the 2007 CEFF with Kingsbridge.
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
     As of September 30, 2007, we have received $54.2 million in non-equity payments from GSK and $42.0 million in non-equity payments from Amgen.
     Under equipment financing arrangements, we received $1.7 million in the first nine months of 2007, and $23.7 million from August 5, 1997, the date of our inception, through September 30, 2007. Interest earned on investments, excluding non-cash amortization of purchase premiums, was $3.2 million in the first nine months of 2007, and $22.0 million from August 5, 1997, the date of our inception, through September 30, 2007.

     Net cash provided by operating activities in the first nine months of 2007 was $11.0 million and primarily resulted from the payment by Amgen in January 2007 of the $42.0 million upfront, non-refundable license and technology access fee under the collaboration and license agreement entered into in December 2006, and the $6.9 million stock purchase premium paid by Amgen, which was recorded as deferred revenue. Partially offsetting these sources of cash were the Company’s net loss of $35.6 million, including the amortization of deferred revenue of $9.2 million.
     Deferred revenue decreased $2.2 million in the first nine months of 2007 to $39.7 million at September 30, 2007 from $41.9 million at December 31, 2006. The decrease was due to the $9.2 million amortization of deferred Amgen license revenue, partially offset by a $6.9 million increase in January 2007 resulting from the premium paid by Amgen for the purchase of stock under the CSPA.
     Net cash provided by investing activities was $24.6 million in the first nine months of 2007 and primarily represented proceeds from the maturity of investments, net of investment purchases, of $25.8 million, partly offset by funds used to purchase property and equipment of $2.2 million. Restricted cash totaled $5.2 million at September 30, 2007, down from $6.0 million at December 31, 2006.
     Net cash provided by financing activities was $33.5 million in the first nine months of 2007 and primarily represented net proceeds of approximately $32.9 million from the issuance of common stock to Amgen, less $6.9 million that was recorded as deferred revenue, and $7.8 million gross proceeds from the issuance of stock under the 2005 CEFF. In March 2007 we drew down approximately $1.7 million in additional borrowings under the April 2006 equipment line of credit with General Electric Capital Corporation, or GE Capital. In April 2007 the line of credit expired as scheduled and no additional borrowings are available to us under this line. In August 2007, we secured a new line of credit with GE Capital of up to $3.0 million to finance certain equipment until September 30, 2008. The line of credit is subject to our Master Security Agreement with GE Capital, dated February 2001 and as amended on March 24, 2005. Under the terms of the equipment financing line, funds borrowed by us from GE Capital are collateralized by our property and equipment purchased with such borrowed funds and other collateral. To date we have borrowed no funds under the August 2007 line.
     As of September 30, 2007, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases	$3,190	$6,250	$5,017	$1,786	$16,243
Equipment financing line	4,171	4,202	1,339	—	9,712

Total	$7,361	$10,452	$6,356	$1,786	$25,955

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
     We believe that our existing cash and cash equivalents and short-term investments, future payments from Amgen and GSK, interest earned on investments, proceeds from equipment financings and the potential proceeds from the 2007 CEFF will be sufficient to meet our projected operating requirements for at least the next 12 months. If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.
Off-balance Sheet Arrangements
     As of September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
     We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy to the FDA and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. CK-1827452, our drug candidate for the treatment of heart failure, and ispinesib, SB-743921 and GSK-923295, our drug candidates for the treatment of cancer, are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any future drug candidate will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.
We currently finance and plan to continue to finance our operations through the sale of equity, potentially entering into additional strategic alliances and obtaining debt financings, which may result in additional dilution to our stockholders, relinquishment of valuable technology rights or the imposition of restrictive covenants, or which may cease to be available on attractive terms or at all.
     We have funded all of our operations and capital expenditures with proceeds from both private and public sales of our equity securities, strategic alliances with GSK, Amgen, AstraZeneca and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, future payments from GSK and Amgen, interest earned on investments, proceeds from equipment financings and potential proceeds from our 2007 CEFF will be sufficient to meet our projected operating requirements for at least the next 12 months. To meet our future cash requirements, we may raise funds through public or private equity offerings, strategic alliances or debt financings. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds through debt financing, if available, such financing may involve covenants that restrict our business activities. In addition, there can be no assurance that any such funding, if needed, will be available on favorable terms, or at all. If we can not raise the funds we need on favorable terms, or at all, our ability to conduct our business will be significantly harmed and our stock price could be negatively affected.
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
     All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if these applications would be or have been filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. For example, although preclinical testing indicated that ispinesib causes tumor regression in a variety of tumor types, to date Phase II clinical trials of ispinesib have not shown clinical activity in a number of different tumor types. Similarly, early-stage clinical trials in healthy volunteers do not necessarily predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug candidate. In addition, there can be no assurance that the design of the clinical trials for any of our drug candidates is focused on appropriate indications, tumor types, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug. For example, in a number of two-stage Phase II clinical trials designed to evaluate the safety and efficacy of ispinesib as monotherapy in the first- or second-line treatment of patients with different forms of cancer, ispinesib did not satisfy the criteria for advancement to Stage 2 in either treatment arm. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our partners do which could delay, limit or prevent regulatory approval.
     Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient, or API, itself or from impurities or degradants that are present in the API or could form over time in the formulated drug candidate or the API. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. For example, in clinical trials of ispinesib, the dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In a Phase I clinical trial of CK-1827452, intolerable doses of CK-1827452 were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in cardiac troponins I and T, which are markers of possible myocardial injury. If these or other adverse effects are severe or frequent enough to outweigh the potential efficacy of a drug candidate, our clinical trials for such drug candidate may be halted, delayed or interrupted. Furthermore, the FDA or other regulatory authorities could deny approval of such drug candidate for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may significantly harm our reputation and business and negatively affect our stock price.
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
     The development of drug candidates is complicated, and the resources that we currently have to carry out such development are limited. Pursuant to our collaboration and option agreement with Amgen, we are responsible for conducting Phase II clinical development for our drug candidate CK-1827452. We cannot engage another strategic partner for CK-1827452 until Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452 or its option expires. If Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452, we do not have an alternative strategic partner for that drug candidate. Pursuant to our amended collaboration and license agreement with GSK, we are responsible for conducting clinical development for our drug candidates ispinesib and SB-743921. Currently, we rely on GSK to conduct pre-clinical and clinical development for GSK-923295 and the NCI to conduct certain clinical trials for ispinesib. We cannot engage another strategic partner for ispinesib or SB-743921 until GSK’s option to conduct later-stage clinical development for that drug candidate expires. If GSK elects to terminate its development efforts with respect to GSK-923295, or not to exercise its option to conduct later-stage clinical development for either of ispinesib or SB-743921, we do not have an alternative strategic partner for these drug candidates.
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
     Under our strategic alliance with GSK, as amended, GSK is responsible for the clinical development and obtaining and maintaining regulatory approval of our drug candidate GSK-923295 for cancer and other indications.  GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of GSK-923295 and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for GSK-923295.  If the FDA or other regulatory authorities approve GSK-923295, GSK will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote GSK-923295 in North America if we exercise our option to co-fund certain later-stage development activities for GSK-923295.   However, even if we do exercise our option to co-fund the development of GSK-923295, we cannot control whether GSK will devote sufficient attention and resources to the clinical trials program for GSK-923295 or will proceed in an expeditious manner. In addition, even if the FDA or other regulatory agencies approve GSK-923295, GSK may elect not to proceed with the commercialization of the resulting drug. GSK generally has discretion to elect whether to pursue or abandon the development of GSK-923295 and may terminate our strategic alliance for any reason upon six months prior notice.  These decisions are outside our control.
     In particular, if the initial results of some of its early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of GSK-923295 or certain of the potential clinical trials for GSK-923295, even if the actual number of patients treated at such time is relatively small. If GSK abandons GSK-923295, it would result in a delay in or prevent us from commercializing GSK-923295, and would delay or prevent our ability to generate revenues. Disputes may arise between us and GSK, which may delay or cause the termination of any GSK-923295 clinical trials, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of GSK-923295 does not progress for these or any other reasons, we would not receive further milestone payments from GSK with respect to GSK-923295. If GSK abandons development of GSK-923295 prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for clinical development or commercialization, curtail or abandon such clinical development or commercialization, or undertake and fund the clinical development of GSK-923295 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct such development or commercialization ourselves, we would have to curtail or abandon such development or commercialization, which could harm our business.
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
     Our ability to commercialize drugs that we develop with our partners and that generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. Our partners may not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In particular, we are relying on the NCI, a government agency, to conduct several clinical trials of ispinesib and GSK to conduct clinical development of GSK-923295. There can be no assurance that GSK or the NCI, or both, will not modify their respective plans to conduct such clinical development or will proceed with such clinical development diligently. In addition, if GSK exercises its option with respect to either or both of ispinesib and SB-743921, or if Amgen exercises its option with respect to CK-1827452, they will then be responsible for the clinical development of those respective drug candidates. We have no control over the conduct of clinical development being conducted or that may be conducted in the future by GSK, the NCI or Amgen, including the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of such clinical trials or the timing of release of complete data concerning such clinical trials, which may impact our ability to report on their results. If our partners fail to perform as we expect, our potential for revenue from drugs developed through our strategic alliances, if any, could be dramatically reduced.
We have no manufacturing capacity and depend on our strategic partners or contract manufacturers to produce our clinical trial drug supplies for each of our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.
     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we rely on GSK to be responsible for such activities for the ongoing clinical investigation of GSK-923295. For CK-1827452, ispinesib, SB-743921 and any future drug candidates for which we conduct clinical development, we expect to rely on a limited number of contract manufacturers, and, in particular, we expect to rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. If any of our existing or future contract manufacturers fail to perform as agreed, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.
     Our drug candidates require precise, high quality manufacturing. The failure to achieve and maintain high manufacturing standards, including failure to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good manufacturing practices regulations and similar foreign laws. Each contract manufacturer must pass a pre-approval inspection before we can obtain marketing approval for any of our drug candidates and following approval will be subject to ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies, to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards. However, we do not have control over our contract manufacturers’ compliance with these regulations and standards. If one of our contract manufacturers fails to pass its pre-approval inspection or maintain on-going compliance, the production of our drug candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues.
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
     To date, our drug candidates have been manufactured in small quantities for preclinical studies and early-stage clinical trials. In order to conduct larger scale or late-stage clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. Significant scale-up of manufacturing may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during such scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development, regulatory approval or commercial launch of that drug candidate may be delayed or there may be a shortage in supply, which could significantly harm our business.
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
     With or without a partner, we plan to commercialize on our own, drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and with supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs.
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
     Our ability to commercialize drugs depends on our ability to sell such drugs without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the therapeutic areas in which we are developing drug candidates and exploring for new potential drug candidates. In addition, because patent applications can take several years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates may infringe. There could also be existing patents of which we are not aware that our drug candidates may inadvertently infringe.
     Patent protection is afforded on a country by country basis. Currently, we are aware of an issued U.S. patent and at least one pending U.S. patent application assigned to Curis, Inc., or Curis, relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis U.S. patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. Curis also has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof and/or methods of their use. We are also aware that two of the Australian applications have been allowed and two of the European applications have been granted. In Europe, Australia and elsewhere, the grant of a patent may be opposed by one or more parties. We have opposed the granting of certain such patents to Curis in Europe and in Australia. One of the European patents which we opposed was recently revoked and is no longer valid in Europe. Curis may appeal this decision. Curis or a third party may assert that the sale of ispinesib may infringe one or more of these patents. We believe that we have valid defenses against the Curis patents if asserted against us. However, we cannot guarantee that a court would find such defenses valid or that any additional oppositions would be successful. We have not attempted to obtain a license to these patents. If we decide to obtain a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all.
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
     Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.
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
     Similarly, if approved for marketing by the FDA, depending on the approved clinical indication, our cancer drug candidates such as ispinesib, SB-743921 and GSK-923295 could compete against existing cancer treatments such as paclitaxel, docetaxel, vincristine, vinorelbine or navelbine and potentially against other novel cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck, Lilly, Array, BMS, ArQule and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.
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
     The use of our drug candidates in clinical trials may result in adverse effects. We currently maintain product liability insurance. We cannot predict all the possible harms or adverse effects that may result from our clinical trials. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. Our insurance does not cover third parties’ negligence or malpractice, and our clinical investigators and sites may have inadequate insurance or none at all. In addition, in order to conduct clinical trials or otherwise carry out our business, we may have to contractually assume liabilities for which we may not be insured. If we are unable to look to our own or a third party’s insurance to pay claims against us, we may have to pay any arising costs and damages ourselves, which may be substantial.
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
     The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates for the treatment of heart failure or cancer, including the current and proposed clinical trials for CK-1827452 for heart failure, ispinesib for leukemia, pediatric solid tumors and breast cancer, SB-743921 for non-Hodgkin’s lymphoma, and GSK-923295 for cancer, and including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points;

•	announcements concerning our strategic alliances with Amgen, GSK or future strategic alliances;

•	announcements concerning clinical trials;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	developments in establishing new strategic alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry.
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
     As of October 31, 2007, our executive officers, directors and their affiliates beneficially owned or controlled approximately 24% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, new Securities and Exchange Commission regulations and NASDAQ Stock Market LLC rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2006, our internal control over financial reporting was effective, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.
Volatility in the stock prices of other companies may contribute to volatility in our stock price.
     The stock market in general, and The NASDAQ Global Market, or NASDAQ, and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage and development stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could harm our reputation and business.
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
     In October 2007, we entered into a new CEFF with Kingsbridge, or the 2007 CEFF. The 2007 CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the 2007 CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement registering for resale the shares of common stock to be issued in connection with the 2007 CEFF; and the continued listing of our stock on NASDAQ. In addition, Kingsbridge is permitted to terminate the 2007 CEFF if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through the 2007 CEFF, or if the 2007 CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
     We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the resale registration statement and prohibit Kingsbridge from selling shares under the resale registration statement. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment, calculated on the basis of the number of shares held by Kingsbridge (exclusive of shares that Kingsbridge may hold pursuant to exercise of the Kingsbridge warrant) and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.
     Should we sell shares to Kingsbridge under the 2007 CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the 2007 CEFF, we will issue shares to Kingsbridge at a discount of up to 10 percent from the volume weighted average price of our common stock. If we draw down amounts under the 2007 CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We made no repurchases of our common stock during the three months ended September 30, 2007. As of September 30, 2007, there were no remaining shares of common stock subject to repurchase by us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (4)

4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant. (1)

4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Company and Comdisco. (1)

4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999, by and between the Company and Comdisco. (1)

4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Company to Comdisco. (1)

4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Company and Comdisco. (1)

4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Company and Comdisco. (1)

4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Company to Comdisco. (1)

4.9	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation. (1)

4.10	Cross-Collateral and Cross-Default Agreement by and between the Company and Comdisco. (1)

4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Bristow Investments, L.P. (1)

4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to the Laurence and Magdalena Shushan Family Trust. (1)

4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Slough Estates USA Inc. (1)

4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Company to The Magnum Trust. (1)

4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited. (2)

Exhibit
Number	Exhibit Description
4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited. (2)

4.17	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(3)

4.18	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited. (7)

4.19	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited. (7)

10.64	Letter Amendment to the Collaboration and License Agreement, dated June 18, 2007, by and between the Company and Glaxo Group Limited, a GlaxoSmithKline company. (5)

10.65	GE Loan Proposal, executed as of August 28, 2007, by and between the Company and General Electric Capital Corporation. (6)

10.66	Common Stock Purchase Agreement, dated as of October 15, 2007, by and between the Company and Kingsbridge Capital Limited. (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2007.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2007	CYTOKINETICS, INCORPORATED (Registrant)
/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon Surrey-Barbari
Sharon Surrey-Barbari
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Specimen Common Stock Certificate. (4)

4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant. (1)

4.3	Loan and Security Agreement, dated September 25, 1998, by and between the Company and Comdisco. (1)

4.4	Amendment No. One to Loan and Security Agreement, dated February 1, 1999, by and between the Company and Comdisco. (1)

4.5	Warrant for the purchase of shares of Series A preferred stock, dated September 25, 1998, issued by the Company to Comdisco. (1)

4.6	Loan and Security Agreement, dated December 16, 1999, by and between the Company and Comdisco. (1)

4.7	Amendment No. 1 to Loan and Security Agreement, dated June 29, 2000, by and between the Company and Comdisco. (1)

4.8	Warrant for the purchase of shares of Series B preferred stock, dated December 16, 1999, issued by the Company to Comdisco. (1)

4.9	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation. (1)

4.10	Cross-Collateral and Cross-Default Agreement by and between the Company and Comdisco. (1)

4.11	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Bristow Investments, L.P. (1)

4.12	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to the Laurence and Magdalena Shushan Family Trust. (1)

4.13	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Slough Estates USA Inc. (1)

4.14	Warrant for the purchase of shares of Series B preferred stock, dated August 30, 1999, issued by the Company to The Magnum Trust. (1)

4.15	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company and Kingsbridge Capital Limited. (2)

4.16	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited. (2)

4.17	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(3)

4.18	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited. (7)

4.19	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited. (7)

10.64	Letter Amendment to the Collaboration and License Agreement, dated June 18, 2007, by and between the Company and Glaxo Group Limited, a GlaxoSmithKline company. (5)

10.65	GE Loan Proposal, executed as of August 28, 2007, by and between the Company and General Electric Capital Corporation. (6)

10.66	Common Stock Purchase Agreement, dated as of October 15, 2007, by and between the Company and Kingsbridge Capital Limited. (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2007.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.