Form 10-K/A
period 2007-12-31
CYTOKINETICS INC
filed 2008-04-08
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     Cytokinetics, Incorporated is filing this Amendment No. 1 on Form 10-K/A to amend Item 15, sections (a)(3) and (b), of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 12, 2008 (the “Original Filing”), to make certain corrections to the exhibit list included therein and other references to such exhibit list as set forth below. Items included in the Original Filing that are not included herein are not amended and remain in effect as of the date of the original filing of that report. In addition, pursuant to the rules of the Securities and Exchange Commission, included with this Amendment are certain currently dated certifications. Exhibits listed in Item 15 that are not indicated as being filed with this Amendment No.1 on Form 10-K/A have either been filed with the Original Filing, or incorporated by reference into this report and the Original Filing.
     This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing, or modify or update the disclosure presented in the Original Filing, except to reflect the revisions as described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen Common Stock Certificate.(19)
4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Company.(1)
4.3	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(1)
4.4	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(1)
4.5	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Bristow Investments, L.P.(1)
4.6	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to the Laurence and Magdalena Shushan Family Trust.(1)
4.7	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Slough Estates USA Inc.(1)
4.8	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.(9)
4.9	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(9)
4.10	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(15)
4.11	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.(18)
4.12	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(18)
10.1	Form of Indemnification Agreement between the Company and each of its directors and officers.(1)
10.2	1997 Stock Option/Stock Issuance Plan.(1)
10.3	2004 Equity Incentive Plan.(1)
10.4	2004 Employee Stock Purchase Plan.(1)
10.5	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)

Exhibit
Number		Description

10.6		First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.7		Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen LLC.(1)
10.8		Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)
10.9		Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.10		Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)
10.11		First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen.(1)
10.12		Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(1)
10.13		Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.14		Assignment and Assumption of Lease, dated September 28, 2000, by and between Exelixis, Inc. and the Company.(1)
10.15		Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.16		Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(1)
*10	.17	Collaboration and License Agreement, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.18	Memorandum, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.19	Letter Amendment to Collaboration Agreement, dated October 28, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.20	Letter Amendment to Collaboration Agreement, dated November 5, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.21	Letter Amendment to Collaboration Agreement, dated December 13, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.22	Letter Amendment to Collaboration Agreement, dated July 11, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.23	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.24	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.25	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)
10.26		Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Company and Glaxo Wellcome International B.V.(1)
10.27		Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Company, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
*10	.28	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Company dated April 21, 1998.(1)
10.29		Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Company, dated September 1, 2000.(1)
*10	.30	Collaboration and License Agreement, dated December 15, 2003, by and between AstraZeneca AB and the Company.(1)

Exhibit
Number		Description

10.31		David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
10.32		David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.(1)
10.33		James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.(1)
10.34		Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.(1)
10.35		Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.36		David J. Morgans Cash Bonus Agreement, dated September 1, 2002.(1)
10.37		David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.38		Jay K. Trautman Cash Bonus Agreement, dated September 1, 2002.(1)
10.39		Jay K. Trautman Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.40		Common Stock Purchase Agreement, dated March 10, 2004, by and between the Company and Glaxo Group Limited.(1)
*10	.41	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Company and Portola Pharmaceuticals, Inc.(2)
10.42		Executive Employment Agreement, dated July 8, 2004, by and between the Company and Jay Trautman.(2)
10.43		Executive Employment Agreement, dated July 14, 2004, by and between the Company and James Sabry.(2)
10.44		Executive Employment Agreement, dated July 14, 2004, by and between the Company and David Morgans.(2)
10.45		Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(21)
10.46		Executive Employment Agreement, dated September 7, 2004, by and between the Company and Sharon Surrey-Barbari.(2)
10.47		Executive Employment Agreement, dated as of August 22, 2005, by and between the Company and Andrew Wolff.(7)
10.48		Executive Employment Agreement, dated February 1, 2005, by and between the Company and David Cragg.(10)
*10	.49	First Amendment to Collaboration and Facilities Agreement, dated March 24, 2005, by and between the Company and Portola Pharmaceuticals, Inc.(3)
*10	.50	Amendment to the Collaboration and License Agreement with GlaxoSmithKline, effective as of September 21, 2005, by and between the Company and Glaxo Group Limited.(5)
10.51		Sublease, dated as of November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(6)
10.52		Common Stock Purchase Agreement, dated as of October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(9)
10.53		Stock Purchase Agreement dated January 18, 2006, by and among the Company, Federated Kaufmann Fund and Red Abbey Venture Partners, LLC.(8)
10.54		Letter Agreement dated January 17, 2006, by and between the Company and Pacific Growth Equities LLC.(8)
10.55		GE Loan Proposal, executed as of January 18, 2006, by and between the Company and GE.(9)
10.56		GE Loan Proposal, executed as of March 16, 2006, by and between the Company and General Electric Capital Corporation.(11)
*10	.57	Second Amendment to Collaboration and Facilities Agreement, executed March 17, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(11)
*10	.58	Letter Amendment to the Collaboration Agreement, dated June 16, 2006, by and between the Company and Glaxo Group Limited.(12)
10.59		Sublease Agreement, dated August 4, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(13)

Exhibit
Number		Description

*10	.60	Amendment to the Collaboration and License Agreement, dated November 27, 2006, by and between the Company and Glaxo Group Limited.(14)
10.61		Common Stock Purchase Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(15)
*10	.62	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(20)
*10	.63	Letter Amendment to the Collaboration and License Agreement, dated June 18, 2007, by and between the Company and Glaxo Group Limited, a GlaxoSmithKline company.(16)
10.64		GE Loan Proposal, executed as of August 28, 2007, by and between the Company and General Electric Capital Corporation.(17)
10.65		Common Stock Purchase Agreement, dated as of October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(18)
#23	.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
#24	.1	Power of Attorney (see page 113 of the Original Filing)
†31	.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2005.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended on December 13, 2005.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(10)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2006.

(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2006.

(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 27, 2006.

(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2007.

(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(19)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2007.

(20)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(21)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 21, 2007.

†	Filed with this report.

#	Filed with the Original Filing.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

(b) Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K other than Exhibit 32.1 which shall be deemed furnished.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOKINETICS, INCORPORATED
By:	/s/ Robert I. Blum
Robert I. Blum
President, Chief Executive Officer and Director

Dated: April 8, 2008
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert I. Blum Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	April 8, 2008
/s/ Sharon Surrey-Barbari Sharon Surrey-Barbari	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Executive)	April 8, 2008
/s/ James Sabry, M.D., Ph.D.* James Sabry, M.D., Ph.D.	Chairman of the Board of Directors	April 8, 2008
/s/ Stephen Dow * Stephen Dow	Director	April 8, 2008
/s/ A. Grant Heidrich, III* A. Grant Heidrich, III	Director	April 8, 2008
/s/ Charles Homcy, M.D.* Charles Homcy, M.D.	Director	April 8, 2008
/s/ Mark McDade* Mark McDade	Director	April 8, 2008
/s/ Michael Schmertzler* Michael Schmertzler	Director	April 8, 2008
/s/ James A. Spudich, Ph.D.* James A. Spudich, Ph.D	Director	April 8, 2008
*/s/ Sharon Surrey-Barbari Sharon Surrey-Barbari Attorney-in-Fact		April 8, 2008

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen Common Stock Certificate.(19)
4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Company.(1)
4.3	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(1)
4.4	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(1)
4.5	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Bristow Investments, L.P.(1)
4.6	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to the Laurence and Magdalena Shushan Family Trust.(1)
4.7	Warrant for the purchase of shares of common stock, dated July 20, 1999, issued by the Company to Slough Estates USA Inc.(1)
4.8	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.(9)
4.9	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(9)
4.10	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(15)
4.11	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.(18)
4.12	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(18)
10.1	Form of Indemnification Agreement between the Company and each of its directors and officers.(1)
10.2	1997 Stock Option/Stock Issuance Plan.(1)
10.3	2004 Equity Incentive Plan.(1)
10.4	2004 Employee Stock Purchase Plan.(1)
10.5	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)

Exhibit
Number		Description

10.6		First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.7		Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen LLC.(1)
10.8		Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)
10.9		Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.10		Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)
10.11		First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen.(1)
10.12		Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(1)
10.13		Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.14		Assignment and Assumption of Lease, dated September 28, 2000, by and between Exelixis, Inc. and the Company.(1)
10.15		Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.16		Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(1)
*10	.17	Collaboration and License Agreement, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.18	Memorandum, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.19	Letter Amendment to Collaboration Agreement, dated October 28, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.20	Letter Amendment to Collaboration Agreement, dated November 5, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.21	Letter Amendment to Collaboration Agreement, dated December 13, 2002, by and between the Company and Glaxo Group Limited.(1)
*10	.22	Letter Amendment to Collaboration Agreement, dated July 11, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.23	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.24	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)
*10	.25	Letter Amendment to Collaboration Agreement, dated July 28, 2003, by and between the Company and Glaxo Group Limited.(1)
10.26		Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Company and Glaxo Wellcome International B.V.(1)
10.27		Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Company, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
*10	.28	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Company dated April 21, 1998.(1)
10.29		Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Company, dated September 1, 2000.(1)
*10	.30	Collaboration and License Agreement, dated December 15, 2003, by and between AstraZeneca AB and the Company.(1)

Exhibit
Number		Description

10.31		David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
10.32		David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.(1)
10.33		James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.(1)
10.34		Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.(1)
10.35		Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.36		David J. Morgans Cash Bonus Agreement, dated September 1, 2002.(1)
10.37		David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.38		Jay K. Trautman Cash Bonus Agreement, dated September 1, 2002.(1)
10.39		Jay K. Trautman Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.40		Common Stock Purchase Agreement, dated March 10, 2004, by and between the Company and Glaxo Group Limited.(1)
*10	.41	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Company and Portola Pharmaceuticals, Inc.(2)
10.42		Executive Employment Agreement, dated July 8, 2004, by and between the Company and Jay Trautman.(2)
10.43		Executive Employment Agreement, dated July 14, 2004, by and between the Company and James Sabry.(2)
10.44		Executive Employment Agreement, dated July 14, 2004, by and between the Company and David Morgans.(2)
10.45		Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(21)
10.46		Executive Employment Agreement, dated September 7, 2004, by and between the Company and Sharon Surrey-Barbari.(2)
10.47		Executive Employment Agreement, dated as of August 22, 2005, by and between the Company and Andrew Wolff.(7)
10.48		Executive Employment Agreement, dated February 1, 2005, by and between the Company and David Cragg.(10)
*10	.49	First Amendment to Collaboration and Facilities Agreement, dated March 24, 2005, by and between the Company and Portola Pharmaceuticals, Inc.(3)
*10	.50	Amendment to the Collaboration and License Agreement with GlaxoSmithKline, effective as of September 21, 2005, by and between the Company and Glaxo Group Limited.(5)
10.51		Sublease, dated as of November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(6)
10.52		Common Stock Purchase Agreement, dated as of October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(9)
10.53		Stock Purchase Agreement dated January 18, 2006, by and among the Company, Federated Kaufmann Fund and Red Abbey Venture Partners, LLC.(8)
10.54		Letter Agreement dated January 17, 2006, by and between the Company and Pacific Growth Equities LLC.(8)
10.55		GE Loan Proposal, executed as of January 18, 2006, by and between the Company and GE.(9)
10.56		GE Loan Proposal, executed as of March 16, 2006, by and between the Company and General Electric Capital Corporation.(11)
*10	.57	Second Amendment to Collaboration and Facilities Agreement, executed March 17, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(11)
*10	.58	Letter Amendment to the Collaboration Agreement, dated June 16, 2006, by and between the Company and Glaxo Group Limited.(12)
10.59		Sublease Agreement, dated August 4, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(13)

Exhibit
Number		Description

*10	.60	Amendment to the Collaboration and License Agreement, dated November 27, 2006, by and between the Company and Glaxo Group Limited.(14)
10.61		Common Stock Purchase Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(15)
*10	.62	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(20)
*10	.63	Letter Amendment to the Collaboration and License Agreement, dated June 18, 2007, by and between the Company and Glaxo Group Limited, a GlaxoSmithKline company.(16)
10.64		GE Loan Proposal, executed as of August 28, 2007, by and between the Company and General Electric Capital Corporation.(17)
10.65		Common Stock Purchase Agreement, dated as of October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(18)
#23	.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
#24	.1	Power of Attorney (see page 113 of the Original Filing)
†31	.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31	.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32	.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2005.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended on December 13, 2005.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 12, 2005.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(10)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2006.

(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2006.

(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 27, 2006.

(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2007.

(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(19)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2007.

(20)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(21)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 21, 2007.

†	Filed with this report.

#	Filed with the Original Filing.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.