Form 10-Q
period 2008-06-30
CYTOKINETICS INC
filed 2008-08-05
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2008: 49,412,922.

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of June 30, 2008 and December 31, 2007	3
Unaudited Condensed Statements of Operations for the three months and six months ended June 30, 2008 and 2007, and the period from August 5, 1997 (date of inception) to June 30, 2008	4
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and the period from August 5, 1997 (date of inception) to June 30, 2008	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION	33
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	53
Item 4. Submission of Matters to a Vote of Security Holders	53
Item 5. Other Information	53
Item 6. Exhibits	53
SIGNATURES	56
EXHIBIT INDEX	57
EXHIBIT 10.1
EXHIBIT 10.3
EXHIBIT 10.68
EXHIBIT 10.69
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$86,861	$116,564
Short-term investments	—	3,175
Related party accounts receivable	60	87
Related party notes receivable — short-term portion	77	127
Prepaid and other current assets	2,337	2,063

Total current assets	89,335	122,016
Long-term investments	18,749	20,025
Property and equipment, net	6,728	7,728
Related party notes receivable — long-term portion	39	99
Restricted cash	4,147	5,167
Other assets	368	335

Total assets	$119,366	$155,370

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,659	$1,584
Accrued liabilities	8,024	8,558
Related party payables and accrued liabilities	6	22
Short-term portion of equipment financing lines	3,029	4,050
Short-term portion of deferred revenue	12,234	12,234

Total current liabilities	24,952	26,448
Long-term portion of equipment financing lines	3,576	4,639
Long-term portion of deferred revenue	18,250	24,367

Total liabilities	46,778	55,454

Stockholders’ equity:
Common stock, $0.001 par value: Authorized: 170,000,000 shares; Issued and outstanding: 49,399,620 shares at June 30, 2008 and 49,282,362 shares at December 31, 2007	49	49
Additional paid-in capital	382,730	379,730
Deferred stock-based compensation	(124)	(329)
Accumulated other comprehensive loss	(1,276)	(1)
Deficit accumulated during the development stage	(308,791)	(279,533)

Total stockholders’ equity	72,588	99,916

Total liabilities and stockholders’ equity	$119,366	$155,370

(1)	The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2008	2007	2008	2007	2008
Revenues:
Research and development revenues from related party	$16	$119	$27	$265	$40,279
Research and development, grant and other revenues	—	—	—	—	2,955
License revenues from related parties	3,058	3,058	6,117	6,117	32,451

Total revenues	3,074	3,177	6,144	6,382	75,685

Operating expenses:
Research and development (1)	14,859	13,726	28,961	26,213	312,449
General and administrative (1)	4,252	4,015	8,409	8,497	93,869

Total operating expenses	19,111	17,741	37,370	34,710	406,318

Operating loss	(16,037)	(14,564)	(31,226)	(28,328)	(330,633)
Interest and other income	808	2,122	2,249	4,363	26,992
Interest and other expense	(135)	(186)	(281)	(356)	(5,150)

Net loss	$(15,364)	$(12,628)	$(29,258)	$(24,321)	$(308,791)

Net loss per common share — basic and diluted	$(0.31)	$(0.27)	$(0.59)	$(0.52)
Weighted-average number of shares used in computing net loss per common share — basic and diluted	49,366	46,890	49,330	46,826

(1) Includes the following stock-based compensation charges:

Research and development	$652	$684	$1,517	$1,328	$9,829
General and administrative	695	792	1,356	1,308	7,792
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	to June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(29,258)	$(24,321)	$(308,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,274	1,500	22,263
Loss on disposal of property and equipment	—	4	348
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	41
Non-cash interest expense	46	46	473
Non-cash forgiveness of loan to officer	11	12	375
Stock-based compensation	2,873	2,636	17,621
Other non-cash expenses	—	—	27
Changes in operating assets and liabilities:
Related party accounts receivable	25	42,006	(402)
Prepaid and other assets	(351)	(505)	(2,702)
Accounts payable	384	(47)	1,778
Accrued liabilities	(549)	(780)	7,972
Related party payables and accrued liabilities	(16)	(88)	7
Deferred revenue	(6,117)	817	30,484

Net cash provided by (used in) operating activities	(31,678)	21,280	(230,399)

Cash flows from investing activities:
Purchases of investments	(9,400)	(39,800)	(654,303)
Proceeds from sales and maturities of investments	12,576	65,720	634,362
Purchases of property and equipment	(567)	(1,947)	(29,459)
Proceeds from sale of property and equipment	—	—	50
(Increase) decrease in restricted cash	1,020	(91)	(4,147)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of related party notes receivable	100	99	799

Net cash provided by (used in) investing activities	3,729	23,981	(53,844)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party and public offerings, net of issuance costs	—	26,002	193,934
Proceeds from draw down of Committed Equity Financing Facility, net of issuance costs	—	—	32,046
Proceeds from other issuances of common stock	331	686	5,889
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	—	(68)
Proceeds from equipment financing lines	—	1,743	23,696
Repayment of equipment financing lines	(2,085)	(1,856)	(17,565)

Net cash provided by (used in) financing activities	(1,754)	26,575	371,104

Net increase (decrease) in cash and cash equivalents	(29,703)	71,836	86,861
Cash and cash equivalents, beginning of period	116,564	39,387	—

Cash and cash equivalents, end of period	$86,861	$111,223	$86,861

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
Comprehensive Income (Loss)
     Comprehensive loss consists of the net loss and other comprehensive income (loss). Other comprehensive income (loss) (“OCI”) includes certain changes in stockholder’s equity that are excluded from net loss. Comprehensive loss and its components for the three-and six-month periods ended June 30, 2008 and 2007 are as follows (in thousands):

	Three months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net loss	$(15,364)	$(12,628)	$(29,258)	$(24,321)
Change in unrealized gain (loss) on investments	(328)	(6)	(1,275)	15

Comprehensive loss	$(15,692)	$(12,634)	$(30,533)	$(24,306)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”) to fund certain equipment, the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit, which is classified as restricted cash, was $4.1 million at June 30, 2008 and $5.2 million at December 31, 2007. At July 1, 2008, the restricted cash balance was $2.7 million.
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
     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” became effective for the Company on January 1, 2008. SFAS No. 159 includes an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company did not elect the fair value option for its financial assets and liabilities existing at January 1, 2008, nor for its financial assets and liabilities transacted in the six months ended June 30, 2008.
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
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan (“ESPP”) shares, consistent with the provisions of SFAS No. 123R. The key input assumptions used to estimate fair value of these awards include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected dividend yield, if any.

     For employee stock options, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Risk-free interest rate	3.50%	4.74%	2.97%	4.52%
Volatility	67%	74%	63%	73%
Expected life (in years)	6.11	5.73	6.08	5.99
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
     For the ESPP, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Risk-free interest rate	2.23%	4.84%	2.23%	4.84%
Volatility	67%	74%	67%	74%
Expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
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
     Under Staff Accounting Bulletin (“SAB”) No. 107, the Company used the simplified method of estimating the expected term for stock-based compensation from January 1, 2006, the date it adopted SFAS No. 123R, through December 31, 2007. Starting January 1, 2008, the Company ceased to use the simplified method, and now uses its own historical exercise activity and extrapolates the life cycle of options outstanding to arrive at its estimated expected term for new option grants.
     From January 1, 2006, the date of adopting SFAS No. 123R, through December 31, 2007, the Company estimated the volatility of its common stock by using an average of historical stock price volatility of comparable companies due to the limited length of trading history. Starting January 1, 2008, the Company has used its own volatility history based on its stock’s trading history of approximately four years. Because its outstanding options have an expected term of approximately six years, the Company supplemented its own volatility history by using comparable companies’ volatility history for approximately two years preceding the Company’s IPO.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Numerator — net loss	$(15,364)	$(12,628)	$(29,258)	$(24,321)

Denominator:
Weighted-average common shares outstanding	49,366	46,890	49,330	46,827
Less: Weighted-average shares subject to repurchase	(—)	(—)	(—)	(1)

Weighted-average shares used in computing basic and diluted net loss per common share	49,366	46,890	49,330	46,826

     The following outstanding instruments were excluded from the computation of diluted net loss per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	As of June 30,
	2008	2007
Options to purchase common stock	6,590	5,250
Warrants to purchase common stock	474	244
Shares issuable related to the ESPP	46	38

Total shares	7,110	5,532

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	June 30,
	2008	2007	2008
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	65	42	65
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Unrealized loss on auction rate securities	1,276	—	1,276
Note 4. Related Party Agreements
Research and Development Arrangements
     GlaxoSmithKline (“GSK”). Pursuant to the collaboration and license agreement between the Company and GSK (the “GSK Agreement”), the Company received and recorded as research and development revenues from related party, patent expense reimbursements from GSK of $16,000 and $119,000 in the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the Company received and recorded as research and development revenues from related party, patent expense reimbursements from GSK of $27,000 and $265,000, respectively. Related party accounts payable and accrued liabilities payable to GSK for outsourced services under the GSK Agreement were zero and $20,000 at June 30, 2008 and December 31, 2007, respectively.
     Amgen Inc. (“Amgen”). Pursuant to the collaboration and option agreement between the Company and Amgen (the “Amgen Agreement”), the Company recognized license revenue of $3.1 million and $6.1 million in both the three and six months ended June 30, 2008 and June 30, 2007. At June 30, 2008, deferred revenue related to the Amgen Agreement and its related common stock purchase agreement was $30.5 million.
Other
     Board member. Charles J. Homcy, M.D. was a member of the Company’s Board of Directors through June 30, 2008 and continues as a consultant to the Company. The Company incurred consulting fees earned by Dr. Homcy of $8,000 and $13,000 in the six months ended June 30, 2008 and 2007, respectively. Related party accounts payable and accrued liabilities payable to Dr. Homcy for his consulting services were $6,300 and $2,500 as of June 30, 2008 and December 31, 2007, respectively.
     Related Party Notes Receivable. Effective March 31, 2008, James Sabry voluntarily resigned from his position as Executive Chairman of the Board of Directors of the Company, and on April 1, 2008, assumed his new role as the non-employee Chairman of the Board of Directors, as well as Chairman of the Company’s Scientific Advisory Board and a consultant to the Company. In accordance with the terms of Dr. Sabry’s promissory note payable to the Company, the outstanding balance of the note of $100,000 became due, and was repaid in full, on April 30, 2008.
     In May 2007, $11,000 of principal and interest on a loan receivable from an officer of the Company was forgiven in accordance with the terms of the loan agreement.

Note 5. Cash, cash equivalents, and investments
     The amortized cost and fair value of cash, cash equivalents and short- and long-term investments at June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008
			Unrealized
			Losses in
	Amortized	Unrealized	accumulated	Fair	Investment Maturity
	Cost	Gains	OCI	Value	Dates
Cash and cash equivalents	$86,861	—	—	$86,861

Long-term investments:
Student loan auction rate securities (taxable)	$20,025	—	(1,276)	$18,749	6/2036—8/2045

Total long-term investments	$20,025	$—	$(1,276)	$18,749

	December 31, 2007
			Unrealized
			Losses in
	Amortized	Unrealized	accumulated	Fair	Investment Maturity
	Cost	Gains	OCI	Value	Dates
Cash and cash equivalents	$116,565	—	$(1)	$116,564

Short-term investments:
Student loan auction rate securities (taxable)	$3,175	—	—	$3,175	1/2008

Total short-term investments	$3,175	$—	$—	$3,175

Long-term investments:
Student loan auction rate securities (taxable)	$20,025	—	—	$20,025	6/2036—8/2045

Total long-term investments	$20,025	$—	$—	$20,025

     The Company’s student loan auction rate securities (“ARS”), which had a fair value of $18.7 million as of June 30, 2008 and $23.2 million as of December 31, 2007, are securities that are structured with short-term interest reset dates of less than 30 days, but with maturities generally greater than 20 years. The Company classified $18.7 million and $20.0 million of these ARS as long-term investments as of June 30, 2008 and December 31, 2007, respectively, due to their illiquidity and the Company’s inability to use them in its current operations.
     These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. As of December 31, 2007, there were no ARS in an unrealized loss position, and there were no failed auctions associated with the Company’s ARS through that date. The Company’s ARS with auction reset dates prior to February 13, 2008 had successful auctions at which their interest rates were reset. In February 2008, the Company liquidated $3.2 million of its ARS at par, which were classified as short-term investments as of December 31, 2007. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates since February 2008. Consequently, the investments are not currently liquid, and the Company will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the outstanding securities, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS range from 2036 to 2045. All of the ARS are AAA/Aaa rated and were in compliance with the Company’s investment policy at the time of acquisition. As of June 30, 2008, the Company held ARS with a par value of $20.0 million, which were classified as long-term investments because of the Company’s inability to determine when its investments in these ARS would settle. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. The Company earns interest on its ARS at the contractual rates, however, these investments are not currently trading and accordingly, the estimated fair value of these ARS no longer approximates par value.
     The Company used a discounted cash flow (“DCF”) model to assess the estimated fair value of its investment in ARS as of June 30, 2008. See Footnote 8 for the assumptions used in preparing the DCF model. As of June 30, 2008, the Company determined there was a decline in the fair value of its ARS of $1.3 million and deemed the entire decline temporary. As a result, the Company recorded an unrealized loss of $1.3 million associated with its ARS as a component of stockholders’ equity as of June 30, 2008. The Company reviews its impairments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and FSP Nos. FASB 115-1 and FASB 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” A temporary decline in value results in an unrealized loss being recorded in the Other Comprehensive Income (Loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary decline in value is recorded as a realized loss in the condensed statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual ARS, the Company classifies such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. As of June 30, 2008 and December 31, 2007, the Company had not incurred any losses that were other-than-temporary. The Company continues to monitor the ARS market and to consider the impact, if any, on the fair value of its ARS.
Note 6. Equipment Financing Lines
     In August 2007, the Company secured a new line of credit with GE Capital of up to $3.0 million to finance certain equipment until September 30, 2008. The line of credit is subject to the Master Security Agreement between the Company and GE Capital, dated February 2001 and amended on March 24, 2005. As of June 30, 2008, the Company has not borrowed any funds under this line.
Note 7. Stockholders’ Equity
Stock Option Plans
     In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”) which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock purchase rights and stock bonuses to employees, directors and consultants. Under the 2004 Plan, the number of authorized shares automatically increases on an annual basis by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors. Accordingly, on January 1, 2008, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 1,500,000 shares to a total of 2,997,296 shares. At the May 2008 Annual Stockholder Meeting, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 2,000,000, and approved an amended and restated 2004 Plan which eliminated the automatic increase provision.
     Stock option activity for the six months ended June 30, 2008 under the 2004 Plan and the 1997 Stock Option/Stock Issuance Plan was as follows:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share
Balance at December 31, 2007	1,497,296	5,060,294	$5.80
Increase in authorized shares	3,500,000	—	—
Options granted	(1,708,137)	1,708,137	$3.41
Options exercised	—	(22,400)	$1.19
Options cancelled	156,019	(156,019)	$4.73

Balance at June 30, 2008	3,445,178	6,590,012	$5.22

     The weighted average fair value of options granted in the six months ended June 30, 2008 was $2.06 per share.
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
     Financial assets carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Cash equivalents	$85,923	—	—	$85,923
Long-term investments — ARS	—	—	$18,749	$18,749

Total	$85,923	—	$18,749	$104,672

     The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously reported at fair value. Therefore, financial assets and liabilities not reported at fair value, such as the Company’s accounts receivable, notes receivable, short- and long-term equipment financing lines and accounts payable are still reported at their carrying values.
     As of June 30, 2008, the Company applied Level 1 measurements to its holdings of money market funds, which it classified as cash equivalents.
Temporary Impairment of Long-Term Student Loan Auction Rate Securities
     The Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2008 consisted solely of ARS. The following table summarizes the Company’s fair value measurements using Level 3 inputs, and changes therein, for the six-months period ended June 30, 2008 (in thousands):

Long-term Investment
Beginning balance as of December 31, 2007	$—
Transfer-in of Level 3 hierarchy measurement from Level 1	20,025
Unrealized losses included in other comprehensive income	(1,276)

Ending balance as of June 30, 2008	$18,749

     The Company’s ARS holdings as of June 30, 2008 and December 31, 2007 consisted entirely of student loan ARS. The unrealized loss of these ARS for the six months ended June 30, 2008 reflected a decrease of fair value of the Company’s long-term investments and was reported in its OCI. Due to the lack of observable market quotes on the Company’s ARS portfolio, the Company utilized DCF valuation models that relied exclusively on Level 3 inputs including estimates for interest rates, timing and amount of cash flows, credit quality, expected holding periods of the ARS, net loan rate provision and percentage of portfolio guaranteed by the Federal Family and Education Loan Program. The valuation used estimates of observable market data including yields or spreads of trading instruments that the Company believed to be similar or comparable and assumptions that it believed to be reasonable non-observable inputs such as illiquidity premium and likelihood of redemption. The valuation of the Company’s ARS is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities and to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity. The Company’s ARS, valued using Level 3 inputs, represent 18 percent of assets measured at fair value under the provisions of SFAS 157.
     Based on this assessment of fair value, as of June 30, 2008, the Company determined there was a decline in the fair value of its ARS investment of $1,276,000, and deemed the entire decline temporary. The unrealized losses are reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded in the Statement of Operations, in accordance with the Company’s policy and FSP No. FASB 115-1 and FASB 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” As of June 30, 2008 and December 31, 2007, the Company had not incurred any losses that it deemed other-than-temporary. The Company continues to monitor the ARS market and consider its impact, if any, on the fair value of its ARS.
     If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters.
Note 9. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     The Company adopted certain requirements of SFAS No. 157 effective January 1, 2008. See Note 1, “Organization and Summary of Significant Accounting Policies — Fair Value of Financial Instruments.”
     Effective January 1, 2008, the Company adopted SFAS No. 159. The Company did not elect the fair value option for its financial assets and liabilities existing at January 1, 2008, nor for its financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s financial position or results of operations. See Note 1, “Organization and Summary of Significant Accounting Policies — Fair Value of Financial Instruments.”
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
     In December 2007, the SEC issued SAB No. 110, which addresses the continued use of the simplified method for estimating the expected term for stock based compensation. Previously, under SAB No. 107, the use of the simplified method was intended to be discontinued after December 31, 2007. Under SAB No. 110, companies may continue to use the simplified method in certain circumstances. The Company used the simplified method of estimating the expected term for stock based compensation from January 1, 2006, the date it adopted SFAS No. 123R, through December 31, 2007. Starting January 1, 2008, the Company ceased to use the simplified method under SAB No. 107. Instead, the Company uses its own historical exercise activity and extrapolates the life cycle of options outstanding to arrive at its estimated expected term for new option grants.
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
     This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	the initiation, progress, timing and scope of clinical trials and development for our drug candidates and potential drug candidates by ourselves or GlaxoSmithKline (“GSK”), including the anticipated dates of data becoming available or being announced or presented from clinical trials;

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2008;

•	our and our partners’ plans or ability for continued research and development of drug candidates, such as CK-1827452, ispinesib, SB-743921 and GSK-923295, and other compounds, such as our skeletal muscle activators and our smooth muscle myosin inhibitors;

•	our ability to generate clinical data sufficient to result in Amgen Inc. (“Amgen”) exercising its option with respect to CK-1827452 or GSK exercising its option with respect to either or both of ispinesib or SB-743921, or to provide such data within our expected timeframes.

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen and GSK;

•	the potential benefits of our drug candidates and potential drug candidates;

•	the scope, conduct and results of our research and development activities and programs;

•	the utility of our clinical trials programs for our drug candidates in informing future development activities;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	receipt of milestone payments, royalties and other funds from our partners under strategic alliances, such as with Amgen and GSK;

•	issuance of shares of our common stock under our committed equity financing facility entered into with Kingsbridge Capital Limited (“Kingsbridge”) in 2007;

•	losses, costs, expenses and expenditures;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	capital requirements and our needs for additional financing;

•	future payments under lease obligations and equipment financing lines;

•	expected future sources of revenue and capital;

•	increasing the number of our employees and recruiting additional key personnel; and

•	expected future amortization of employee stock-based compensation.
     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:
•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates, including decisions by the National Cancer Institute (“NCI”) to postpone or discontinue development activities for ispinesib, or by GSK to postpone or discontinue research or development activities relating to GSK-923295 or to centromere-associated protein E;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials);

•	the possibility that the U.S. Food and Drug Administration (“FDA”), or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials;

•	our receipt of funds under our strategic alliances, including those funds dependent upon Amgen’s exercise of its option with respect to CK-1827452 and GSK’s exercise of its option with respect to either or both of ispinesib and SB-743921;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to obtain additional financing if necessary;

•	our ability to maintain the effectiveness of our registration statement permitting resale of securities to be issued to Kingsbridge by us under, and in connection with, the 2007 committed equity financing facility;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of our ability to obtain and maintain protection for our intellectual property, through patents, trade secrets or otherwise; and

•	our potential infringement or misappropriation of the intellectual property rights of third parties.
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
     Since our inception in August 1997, we have incurred significant net losses. As of June 30, 2008, we had an accumulated deficit of $308.8 million. We expect to incur substantial and increasing losses for the next several years if and to the extent:
•	we advance CK-1827452 through clinical development for the treatment of heart failure and Amgen does not exercise its option to conduct later-stage development and commercialization;

•	Amgen exercises its option to conduct later-stage development and commercialization of CK-1827452 and we then exercise our option to co-fund the development of CK-1827452;

•	we conduct continued Phase I, Phase II and later-stage development and commercialization of ispinesib, SB-743921 or GSK-923295 under our collaboration and license agreement with GSK, as amended;

•	we advance ispinesib through clinical development for breast cancer and SB-743921 through clinical development for Hodgkin and non-Hodgkin lymphoma, and GSK does not exercise its option to conduct later-stage development and commercialization for either or both of these drug candidates;

•	we exercise our option to co-fund the development of GSK-923295 or of any other drug candidate being developed by GSK under our strategic alliance;

•	we exercise our option to co-promote any of the products for which we have elected co-fund development under our strategic alliance with GSK;

•	we advance potential drug candidates through preclinical studies and into clinical trials;

•	we expand our research programs and further develop our proprietary drug discovery technologies; or

•	we elect to fund development or commercialization of any drug candidate.
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
     In the first-time-in-humans Phase I clinical trial of CK-1827452, evaluating a six-hour intravenous infusion of this drug candidate in healthy volunteers, CK-1827452 was well-tolerated and statistically significant and concentration-dependent increases in indices of left ventricular function were demonstrated. In addition, CK-1827452 exhibited generally linear, dose-proportional pharmacokinetics across the dose range studied. The adverse effects at intolerable doses in humans appeared similar to the adverse findings which occurred at similar plasma concentrations in the preclinical safety studies. These effects are believed to be related to an excess of the intended pharmacologic effect, resulting in excessive prolongation of the systolic ejection time, and resolved promptly with discontinuation of the infusions of CK-1827452. The activity of CK-1827452 in this trial was consistent with results from preclinical evaluations of CK-1827452 in normal dogs. Further clinical trials are necessary to determine whether similar results will also be seen in patients with heart failure.
     In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including CK-1827452. The agreement provides Amgen with a non-exclusive license and access to certain technology, as well as an option to receive an exclusive license to develop and commercialize CK-1827452 and other drug candidates arising from the collaboration, subject to Cytokinetics’ development and commercial participation rights. The option is for worldwide license rights, excluding Japan. Amgen’s option is exercisable during a defined period, the ending of which is dependent upon the satisfaction of certain conditions, primarily the delivery of Phase I and Phase IIa clinical trials data for CK-1827452 in accordance with an agreed development plan, the results of which may reasonably support its progression into Phase IIb clinical development.
     Currently ongoing and recently completed clinical trials of CK-1827452 are as follows:
CK-1827452 (intravenous)
     Phase IIa stable heart failure (safety and tolerability): In June 2008, as part of the Late Breaking Trials Session at the 2008 Heart Failure Congress of the European Society of Cardiology in Milan, Italy, we announced results from an interim analysis of an ongoing Phase IIa, multi-center, double-blind, randomized, placebo-controlled, dose-escalation clinical trial of CK-1827452 administered intravenously to patients with stable heart failure. The trial’s primary objective is to evaluate the safety and tolerability of CK-1827452. Its secondary objectives are to establish a relationship between the plasma concentration and the pharmacodynamic effects of CK-1827452 and to determine its pharmacokinetics in stable heart failure patients. In addition to routine assessments of vital signs, blood samples and electrocardiographic monitoring, echocardiograms are being performed to evaluate cardiac function at various pre-defined time points. The clinical trial is planned to consist of at least five cohorts of eight patients with stable heart failure. In the first four cohorts, patients undergo four treatment periods, receiving three escalating active doses of CK-1827452 and one placebo treatment randomized into the dose escalation sequence to maintain blinding. Patients receive a loading infusion to rapidly achieve a target plasma concentration of CK-1827452 during the first hour, followed by a slower infusion intended to maintain that plasma concentration during the remainder of the infusion. The first two of these cohorts were designed to study a range of target CK-1827452 plasma concentrations, from 90 ng/ml in the lowest dose regimen in Cohort 1 to 650 ng/ml in the highest dose regimen in Cohort 2; Cohorts 3 and 4 were designed to gain experience across the same range plasma of concentrations, but with infusions of a longer duration. In Cohorts 1 and 2, the second, slower, maintenance infusion was continued for one hour; in Cohort 3, the maintenance infusion was continued for 23 hours. At the time of the interim analysis, 22 patients had been evaluated in this clinical trial (8 patients from each of the completed Cohorts 1 and 2, and 6 patients from the then-ongoing Cohort 3.) The safety data from this analysis suggest that CK-1827452 was well-tolerated with no serious adverse events reported in patients exposed to the intended range of doses and plasma concentrations. A pharmacodynamic-pharmacokinetic analysis of data from these 22 patients showed that when compared to placebo, CK-1827452 produced statistically significant and clinically relevant increases in Doppler-derived stroke volume and fractional shortening as a consequence of statistically significant prolongations of systolic ejection time. At the highest CK-1827452 concentrations studied, stroke volume, the volume of blood pumped during each heartbeat, increased versus placebo from its mean baseline value of 71 mL by 19 ± 4 mL (p < 0.0001). In addition, fractional shortening increased versus placebo by 4.0 ± 2% (p = 0.01), and systolic ejection time by 95 ± 9 msec (p < 0.0001). These promising data reflect what we believe is the clinically relevant activity of this novel drug candidate. Following review of safety data from this interim analysis, we opened enrollment in a fourth cohort in this trial. This cohort will also evaluate a one-hour loading infusion followed by 23 hours of maintenance infusion over the same range of target CK-1827452 plasma concentrations evaluated in Cohort 3. We anticipate that final data will be available from this trial during the second half of 2008.
     Phase IIa stable heart failure (cardiac catheterization): In the second quarter of 2008, we opened enrollment in an open-label, non-randomized Phase IIa clinical trial designed to evaluate an intravenous formulation of CK-1827452 administered to patients with stable heart failure undergoing clinically indicated coronary angiography in a cardiac catheterization laboratory. The primary objective of this trial is to evaluate the potential effects of CK-1827452 on myocardial efficiency, defined as the ratio of ventricular performance to myocardial oxygen consumption. The secondary objective of this trial is to measure the potential effects of CK-1827452 on ventricular performance, myocardial oxygen consumption, hemodynamics, pressure-volume relationships and systolic ejection time. We continue to screen patients for the potential initiation of this trial.
CK-1827452 (oral)
     Phase I drug-drug interaction: In April 2007, we announced the initiation of a single-center, open-label, sequential, parallel group, Phase I clinical trial of CK-1827452 designed to evaluate the potential for drug-drug interactions occurring via each of two drug-metabolizing enzymes, cytochrome P450 3A4 (“CYP3A4”) and cytochrome P450 2D6 (“CYP2D6”). In June 2008, we announced interim results which showed that, in CYP2D6 extensive metabolizers, the potent CYP3A4 inhibitor ketoconazole caused a modest reduction in the clearance of CK-1827452 and consequently, a modest but statistically significant increase in the elimination half-life of CK-1827452, from 22 to 27 hours (p < 0.01). This increase in the half-life of CK-1827452 with ketoconazole resulted in an approximate 50% increase in the area under the CK-1827452 plasma concentration versus time curve (“AUC”), which reflects the overall exposure to the study drug, and which was also statistically significant (p < 0.01). The maximum CK-1827452 plasma concentration (“Cmax”) was unaffected by ketoconazole (65 versus 67 ng/mL). Diltiazem, a moderate inhibitor of CYP3A4, had no effect on either the Cmax or AUC of CK-1827452 when the two were co-administered to CYP2D6 extensive metabolizer subjects, although the half-life increased slightly, from 18 to 20 hours (p < 0.01). We continue to screen and enroll subjects with the poor metabolizer genotype for CYP2D6, who comprise approximately 5% or less of the population. We anticipate that final data from this trial will be available in 2008.
     Phase I oral multi-dose: In June 2008, we announced final results from a Phase I clinical trial designed to evaluate the safety, tolerability, pharmacokinetics and dose-proportionality of an oral formulation of CK-1827452 administered both as a single oral dose and as multiple oral doses of 10 mg and 30 mg strength capsules. The primary objective of this study was to evaluate the safety and tolerability of CK-1827452 after a single oral dose and after multiple oral doses to steady-state in healthy men and women. The secondary objective of this study was to evaluate the pharmacokinetics of CK-1827452 after a single oral dose and after multiple oral doses to steady-state and to compare the pharmacokinetic parameters between healthy men and women. CK-1827452 was well-tolerated in the trial, with no drug-related serious adverse events. Dose-proportionality between the 10 mg and 30 mg dose levels was observed in both men and women, both after a single dose and after multiple doses to steady-state, with similar pharmacokinetics observed between men and women.
     Phase I modified release: In December 2007, we initiated a single-center, two-part, open-label, Phase I clinical trial of up to twelve healthy male volunteers. Since an immediate release formulation of CK-1827452 was found to be rapidly absorbed in a previous study in healthy subjects, the purpose of developing these modified release forms was to reduce the rate of drug absorption without significantly affecting the overall bioavailability. The primary objective of this study was to assess the pharmacokinetics and relative bioavailability of three different oral modified release prototypes of CK 1827452 as compared to the immediate release formulation in up to twelve healthy male subjects. The secondary objective of the trial was to determine whether there is an effect of food on the pharmacokinetics of one of these oral modified release prototypes of CK-1827452. The single-dose pharmacokinetics of one formulation, in both the fasted and fed states, demonstrated that it reduced Cmax and elevated the trough plasma concentration as compared to the immediate release formulation without a substantial effect on overall bioavailability, resulting in a smaller range of fluctuation in plasma concentrations as compared to oral dosing with the immediate release formulation. This prototype modified release oral formulation of CK-1827452 has been selected to proceed forward into further clinical testing.
CK-1827452 (intravenous to oral)
     In April 2008, we initiated a double-blind, randomized, placebo-controlled Phase IIa clinical trial designed to evaluate both an intravenous and an oral formulation of CK-1827452 in patients with ischemic cardiomyopathy and angina. The primary objective of this trial is to assess the effect of intravenous CK-1827452 on symptom-limited treadmill exercise tolerance. The secondary objectives of this trial are to assess the tolerability of CK-1827452 administered as an oral formulation, and to evaluate the resulting plasma concentrations. The target Cmax in Cohort 1 is 295 ng/mL; the target Cmax in Cohort 2 is 550 ng/mL. We recently completed enrollment of the first cohort of patients in this trial. We are conducting an interim safety analysis of clinical data arising from the first cohort in order to enable the initiation of the second and final cohort.
     CK-1827452 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our cardiovascular program of approximately $10.5 million for the six months ended June 30, 2008, and $11.5 million for the six months ended June 30, 2007. We anticipate that our expenditures relating to the research and development of compounds in our cardiovascular program will increase significantly as we advance CK-1827452 through clinical development. Our expenditures will also increase if Amgen does not exercise its option and we elect to develop CK-1827452 or related compounds independently, or if we elect to co-fund later-stage development of CK-1827452 or other compounds in our cardiovascular program under our collaboration and option agreement with Amgen following Amgen’s exercise of its option. If Amgen elects to exercise its option, it would be responsible for development and commercialization of CK-1827452 and related compounds, subject to our development and commercial participation rights. In addition, we may be eligible to receive precommercialization and commercialization milestone payments of up to $600 million on CK-1827452 and other products arising from the research under the collaboration, as well as escalating royalties based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense.

If Amgen elects not to exercise its option on CK-1827452, we may then independently proceed to develop CK-1827452 and the collaboration with Amgen would terminate.
Oncology
     In the six months ended June 30, 2008, we continued to advance our oncology development programs for our drug candidates ispinesib and SB-743921 as they progressed in Phase I of their respective Phase I/II clinical trials and GSK continued conducting the first-time-in-humans Phase I clinical trial of our drug candidate GSK-923295. These three drug candidates are being developed in connection with our collaboration and license agreement with GSK. This strategic alliance is focused on novel small molecule therapeutics targeting a family of cytoskeletal proteins known as mitotic kinesins for the treatment of cancer. Pursuant to a November 2006 amendment to the GSK collaboration and license agreement, we assumed responsibility, at our expense, for the continued research, development and commercialization of ispinesib and SB-743921, subject to GSK’s option to resume development and commercialization of either or both of ispinesib and SB-743921. This option is exercisable until the end of 2008. For those drug candidates that GSK develops under the strategic alliance, we can elect to co-fund certain later-stage development activities which would increase our potential royalty rates on sales of resulting drugs and provide us with the option to secure co-promotion rights in North America. If we elect to co-fund later-stage development of GSK-923295, the royalty rates to be paid to us for future sales of any resulting drugs would increase, and could result in increased payments to us based on increasing product sales and co-funding by us. If we elect to co-fund later-stage development of ispinesib or SB-743921, we believe that the royalty rates to be paid to us for future sales of any resulting drugs would increase to an even higher percentage rate,  and could result in increased payments to us, based on increasing product sales and co-funding by us. If we exercise our co-promotion option, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities. We are also researching other compounds for the potential treatment of cancer.
Ispinesib
     The clinical trials program sponsored by GSK and the NCI for ispinesib, an inhibitor of kinesin spindle protein, consisted of nine Phase II clinical trials and eight Phase I or Ib clinical trials evaluating the use of this drug candidate in a variety of both solid and hematologic cancers. We believe that the breadth of this clinical trials program took into consideration the potential and the complexity of developing a drug candidate such as ispinesib, and should help us to identify those tumor types and dosing regimens that are the most promising for the continued development of ispinesib. We have reported Phase II clinical trial data for ispinesib in metastatic breast, non-small cell lung, ovarian, colorectal, head and neck, hepatocellular, renal and prostate cancers and in melanoma. To date, we believe some clinical activity for ispinesib has been observed in non-small cell lung, ovarian and breast cancers, with the most clinical activity observed in a Phase II clinical trial evaluating ispinesib in the treatment of patients with locally advanced or metastatic breast cancer that had failed treatment with taxanes and anthracyclines. Under our strategic alliance with GSK, we have initiated a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast cancer. This program is intended to build upon the previous data from the clinical trials conducted by GSK and the NCI, and is designed to further define the clinical activity profile of ispinesib in chemotherapy-naïve locally advanced or metastatic breast cancer patients in preparation for potentially initiating a later stage clinical trials program of ispinesib for the second-line treatment of advanced breast cancer.
     Currently ongoing and recently completed clinical trials of ispinesib are as follows:
     Breast Cancer: In December 2007, we initiated, at our expense, an open-label, non-randomized Phase I/II clinical trial designed to evaluate ispinesib as monotherapy administered as a first-line treatment in chemotherapy-naïve patients with locally advanced or metastatic breast cancer. This trial is designed to be a proof-of-concept study to potentially amplify the signals of clinical activity seen in GSK’s Phase II monotherapy trial of ispinesib in breast cancer that had failed to respond or progressed after treatment with an anthracycline and a taxane, and is intended to provide the data necessary to inform ispinesib’s further development, as well as to inform GSK’s potential exercise of its option to develop and commercialize ispinesib. The primary objectives of the Phase I portion of this clinical trial are to determine the dose limiting toxicities and maximum tolerated dose, and to assess the safety and tolerability of ispinesib administered as a 1-hour intravenous infusion on days 1 and 15 of a 28-day cycle. The secondary objectives are to characterize the pharmacokinetics of ispinesib on this schedule and to evaluate the effect of ispinesib on biomarkers of cell proliferation in patients with accessible tumors.

In June 2008, a poster containing interim data from Phase I of this trial was presented at the 2008 Annual Meeting of the American Society of Clinical Oncology (“ASCO”) in Chicago, IL. At the interim analysis point, the authors concluded that preliminary data suggests that ispinesib is well-tolerated when dosed on days 1 and 15 every 28 days at doses up to 12 mg/m2. The most common toxicity in this clinical trial observed to date has been neutropenia. No neuropathy, alopecia or Grade 2 or higher gastrointestinal toxicity has been observed in this trial. We continue to enroll patients and dose-escalate in the Phase I portion of this Phase I/II clinical trial. We anticipate that data from the ongoing Phase I portion of this trial will be available in the third quarter of 2008.
     Ispinesib with capecitabine: In June 2008, we announced the results of a Phase Ib clinical trial sponsored by GSK designed to evaluate ispinesib in combination with capecitabine, an oral chemotherapy agent commonly used in the treatment of breast cancer. This trial was an open-label, dose-escalation study of ispinesib in combination with capecitabine on an every 21-day schedule in subjects with advanced solid tumors. Its primary objectives were to assess the safety and tolerability and to determine the optimally tolerated regimen of ispinesib when administered as a 1-hour infusion on day 1 in combination with daily administration of capecitabine given on days 1 through 14 of the 21-day cycle. The secondary objective was to assess the clinical activity of this combination in patients with advanced solid tumors. Although a single dose regimen was not formally confirmed as the optimally tolerated regimen, ispinesib administered at 18 mg/m2, its maximum tolerated dose as monotherapy, was well-tolerated in combination with therapeutic doses of capecitabine at daily doses of 2000 mg/m2 and 2500 mg/m2. The investigators in this clinical trial concluded that the combination of ispinesib with capecitabine had an acceptable tolerability profile on the 21-day schedule investigated in the trial. The dose limiting toxicities in this combination regimen were consistent with the monotherapy toxicities of ispinesib (prolonged neutropenia) and capecitabine (rash). In this trial, the best response observed among the 24 patients treated was a partial response by Response Evaluation Criteria In Solid Tumors in a patient with advanced breast cancer. In addition, 11 patients had a response of stable disease by this criteria.
     Pediatric Solid Tumors: In June 2008, at the ASCO annual meeting, the NCI presented final data from a Phase I clinical trial designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profile of ispinesib as monotherapy administered as a one-hour infusion on days 1, 8 and 15 of a 28-day schedule to pediatric patients with relapsed or refractory solid tumors. Of the 24 patients enrolled in this clinical trial, 18 were evaluable for toxicity and 23 were evaluable for a response. The authors concluded that the maximum tolerated dose on this schedule for this patient population was 9 mg/m2. In this clinical trial, the dose limiting toxicities observed were neutropenia (n=3), hyperbilirubinemia (n=1) and elevated ALT (n=1). The best response observed was stable disease at 7 courses in one patient. Three patients experienced stable disease for longer than 3 courses of therapy. The authors concluded that ispinesib was well-tolerated in pediatric patients, with neutropenia and hepatotoxicity representing the most commonly observed dose limiting toxicities.
     Acute Leukemias, Chronic Myelogenous Leukemia or Advanced Myelodysplastic Syndromes: The NCI has completed enrollment in a Phase I clinical trial designed to evaluate the safety, tolerability and pharmacokinetic profile of ispinesib as monotherapy administered as a one-hour infusion on days 1, 2 and 3 of a 21-day cycle in adult patients with relapsed or refractory acute leukemias, chronic myelogenous leukemia in blast crisis or advanced myelodysplastic syndromes.
     We expect that it will take several years before ispinesib can be commercialized, if at all. Ispinesib is at too early a stage of development for us to predict if and when we will be in a position to generate any revenues or material net cash flows from any resulting drugs. Accordingly, we cannot reasonably estimate when and to what extent ispinesib will generate revenues or material net cash flows, which may vary widely depending on numerous factors, including, but not limited to, the safety and efficacy profile of the drug, receipt of regulatory approvals, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. We have assumed responsibility for funding the research and development costs associated with ispinesib pursuant to the November 2006 amendment to our collaboration and license agreement with GSK. We have initiated a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast cancer designed to further define the clinical activity profile of ispinesib in advanced breast cancer patients. If GSK does not exercise its option to resume responsibility for some or all of the development and commercialization activities associated with this drug candidate, and we continue to advance the drug candidate on our own, our expenditures relating to research and development of this drug candidate will increase significantly.

SB-743921
     SB-743921, our second anti-cancer drug candidate, also inhibits kinesin spindle protein but is structurally distinct from ispinesib. SB-743921 is also being developed in connection with our strategic alliance with GSK. Though we are aware of no clinical shortcomings of ispinesib that are addressed by SB-743921, we believe that having two kinesin spindle protein inhibitors in concurrent clinical development increases the likelihood that a commercial product will result from this research and development program.
     SB-743921 was studied by GSK in a dose-escalating Phase I clinical trial evaluating its safety, tolerability and pharmacokinetics in advanced cancer patients. The primary objectives of this clinical trial were to determine the dose limiting toxicities and to establish the maximum tolerated dose of SB-743921 administered intravenously on a once every 21-day schedule. Secondary objectives included assessment of the safety and tolerability of SB-743921, characterization of the pharmacokinetics of SB-743921 on this schedule and a preliminary assessment of its anti-tumor activity. The observed toxicities at the recommended Phase II dose were manageable. Dose limiting toxicities in this clinical trial consisted predominantly of neutropenia and elevations in hepatic enzymes and bilirubin. Disease stabilization, ranging from 9 to 45 weeks, was observed in seven patients. One patient with cholangiocarcinoma had a confirmed partial response at the maximum tolerated dose.
     Phase I/II Hodgkin and non-Hodgkin Lymphoma: In 2006, we initiated, at our expense, an additional clinical trial of SB-743921 in hematologic cancers. We continue to enroll and dose-escalate patients in Phase I of an open-label, non-randomized Phase I/II clinical trial to investigate the safety, tolerability, pharmacodynamics and pharmacokinetic profile of SB-743921 administered as a one-hour infusion on days 1 and 15 of a 28-day schedule in patients with Hodgkin or non-Hodgkin lymphoma, first without, and then with, the addition of granulocyte colony-stimulating factor (“G-CSF”). In June 2008, in association with proceedings at both the ASCO annual meeting and the 10th International Conference on Malignant Lymphoma in Lugano, Switzerland, interim data from the Phase I portion of this trial were presented. At the interim analysis point, 46 patients had been enrolled and 43 patients were treated. Of the treated patients, 43 were evaluable for safety and 28 were evaluable for efficacy. The authors concluded that the pattern of neutropenia onset and recovery support a dosing schedule for SB-743921 of days 1 and 15 of a 28-day cycle. The maximum tolerated dose of SB-743921 was 6 mg/m2 when given days 1 and 15 every 28 days without G-CSF support. This represents a greater dose density (0.43 mg/m2/day) than on the previously studied schedule; i.e., 4 mg/m2 once every 21 days (0.19 mg/m2/day). The only dose limiting toxicity observed without G-CSF was neutropenia; therefore further dose escalation with empiric, prophylactic G-CSF is ongoing. The trial is currently enrolling at 8 mg/m2. The declines from baseline seen in neutrophil counts on day 8 and 22 without G-CSF were not observed with 6 mg/m2 plus G-CSF, suggesting further dose escalation with G-CSF may be possible. Grade 3 and 4 toxicities other than neutropenia were uncommon; in particular, no evidence of neuropathy or alopecia was observed. To date, one objective partial response has been observed at the maximum tolerated dose without G-CSF in a patient with Hodgkin lymphoma. We anticipate that final data will be available from the Phase I portion of this trial in 2008.
     The clinical trials program for SB-743921 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until and unless the program is successfully completed, regulatory approval is achieved and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when or if this may occur. The November 2006 amendment to our collaboration and license agreement with GSK provides for us to fund the future development of SB-743921 in all cancer indications subject to GSK’s option to resume responsibility for some or all development and commercialization activities. As a result of our conduct of our current Phase I/II clinical trial of SB-743921 in hematologic cancers, and any further development activities for SB-743921 we may conduct under this amendment, our expenditures relating to research and development of this drug candidate will increase significantly.
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
GSK-923295
     GSK-923295 is the third drug candidate to arise from our strategic alliance with GSK. GSK-923295 is an inhibitor of a second mitotic kinesin, centromere-associated protein E. Centromere-associated protein E is directly involved in coordinating the decision a cell makes to divide with the actual trigger of the mechanics of cell division. These processes are essential for cancer cells to grow. GSK-923295 causes partial and complete shrinkages of human tumors in animal models and has exhibited properties in these studies that distinguish it from ispinesib and SB-743921.
     Phase I First-Time-in-Humans: During the quarter, GSK continued to enroll patients and dose-escalate in a first-time-in-humans Phase I clinical trial of GSK-923295. This trial is an open-label, non-randomized, dose-finding trial designed to investigate the safety, tolerability, pharmacodynamics and pharmacokinetic profile of GSK-923295 in patients with advanced solid tumors. The initiation of this clinical trial in August 2007 triggered a milestone payment of $1.0 million from GSK to Cytokinetics under our collaboration and license agreement with GSK. An oral presentation at the April 2008 American Association of Cancer Research Annual Meeting highlighted interim clinical data from this trial. The authors concluded that the pharmacokinetics of GSK-923295 were generally dose-proportional over the dose range of 10 to 80 mg/m2 and that intrapatient pharmacokinetics on days 1 and 15 were similar. We anticipate that data from this trial will be available in the third quarter of 2008.
     In June 2008, we amended our collaboration and license agreement with GSK to extend the research term for an additional year through June 19, 2009 to facilitate continued research activities under an updated research plan focused on centromere-associated protein E. Under the June 2008 amendment, GSK will have no obligation to reimburse us for full-time employee equivalents (“FTEs”) or other research-related expenses during the extension of the research term.
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
     We recorded research and development expenses for activities relating to our mitotic kinesin programs of approximately $4.0 million for the six months ended June 30, 2008, and $2.9 million for the six months ended June 30, 2007. We anticipate that our expenditures relating to the development of ispinesib and SB-743921 will increase significantly as we advance through clinical development. Our expenditures will also increase if GSK does not exercise its option to resume responsibility for some or all of the development and commercialization activities associated with ispinesib and SB-743921, or if we elect to co-fund later-stage development for one or more of ispinesib, SB-743921 and GSK-923295. For those drug candidates and potential drug candidates that GSK develops under the strategic alliance, which currently includes GSK-923295 and which may include either or both of ispinesib and SB-743921 if so elected by GSK pursuant to its option, we may elect to co-fund certain later-stage development activities which would increase our potential royalty rates on sales of resulting drugs and provide us with the option to secure co-promotion rights in North America. We expect that the royalties to be paid on potential future sales, if any, by GSK of each of ispinesib, SB-743921 and GSK-923295 will be based on increasing product sales and our anticipated level of co-funding, if any. If we exercise our co-promotion option, then we will receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.
Research
     In April 2008, we announced the selection of a development compound directed towards the skeletal sarcomere. Preclinical data indicates that this compound is a highly specific small molecule activator of the troponin complex, increasing its sensitivity to calcium, and subsequently leading to an increase in skeletal muscle contractility. This compound has demonstrated encouraging pharmacological activity in non-clinical models that may relate to the potential treatment of skeletal muscle weakness associated with neuromuscular diseases or other conditions. This potential drug candidate is the fifth development compound to emerge from our research activities focused on discovering novel therapeutics directed towards cytoskeletal biology.

     In the second quarter, we advanced novel smooth muscle myosin inhibitors in lead optimization activities towards the potential selection of one or more development compounds. Company scientists have characterized compounds arising from this research in pharmacology studies and have demonstrated encouraging evidence of efficacy for an inhaled formulation of certain of these compounds in preclinical bronchoconstriction models related to asthma and other reactive airways disorders.
Development Risks
     The successful development of all of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including, but not limited to:
•	the uncertainty of the timing of the initiation and completion of patient enrollment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after such trials have been initiated and completed;

•	our potential inability to obtain or retain partners to assist in the design, management and funding of later stage clinical trials;

•	the possibility of delays in characterization, synthesis or optimization of potential drug candidates;

•	delays or additional costs in developing appropriate formulations of our drug candidates for clinical trial use;

•	the uncertainty of clinical trial results;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of new therapies; and

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility.
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
     Under our collaboration and option agreement with Amgen, we received an upfront, non-refundable license and technology access fee of $42.0 million. In connection with entering into the agreement, we also entered into a common stock purchase agreement with Amgen. In January 2007, we issued 3,484,806 shares of our common stock to Amgen for net proceeds of $32.9 million, of which the $6.9 million purchase premium was recorded as deferred revenue. We are amortizing the upfront fee and stock premium to license revenue ratably over the maximum term of the non-exclusive license, which is four years. We may receive additional payments from Amgen upon achieving certain precommercialization and commercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations.

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
Research and Development Expenses
     We incur research and development expenses associated with both partnered and unpartnered research activities, as well as the development and expansion of our drug discovery technologies. Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. Under our November 2006 amendment to our collaboration and license agreement with GSK, we assumed responsibility for the continued research, development and commercialization of inhibitors of kinesin spindle protein, including ispinesib and SB-743921, and other mitotic kinesins other than centromere-associated protein E, at our sole expense subject to GSK’s option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921, exercisable during a defined period. We also have the option to co-fund certain later-stage development activities for GSK-923295. Our conduct of the research and development of ispinesib and SB-743921 and the potential exercise of our co-funding option will result in a significant increase in research and development expenses. We expect to incur research and development expenses in the continued conduct of preclinical studies and clinical trials for CK-1827452 and other of our cardiac myosin activator compounds for the treatment of heart failure and in connection with our early research programs in other diseases, as well as the continued refinement and application of our existing and future proprietary drug discovery technologies. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. From our inception through June 30, 2008, we incurred costs of approximately $64.2 million for research and development activities relating to mitotic kinesin inhibitors, $114.5 million for our cardiac contractility program, $51.4 million for our proprietary technologies and $82.3 million for other research and preclinical programs.

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
Stock Compensation
     The following table summarizes stock-based compensation related to employee stock options and employee stock purchases for the three months and six months ended June 30, 2008 and June 30, 2007, which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Research and development	$652	$684	$1,517	$1,328
General and administrative	695	792	1,356	1,308

Stock-based compensation included in operating expenses	$1,347	$1,476	$2,873	$2,636
     As of June 30, 2008, there was $11.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.78 years. In addition, we continue to amortize deferred stock-based compensation recorded prior to adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123R (“SFAS 123R”) for stock options granted prior to the initial public offering. At June 30, 2008, the balance of deferred stock based compensation was $0.1 million, which we expect to amortize in the remaining quarters of 2008.
Income Taxes
     We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which is the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have not recorded an income tax provision in the quarters ended June 30, 2008 or June 30, 2007 because we had a net taxable loss in both of those periods. Given that we have a history of recurring losses, we have recorded a full valuation allowance against our deferred tax assets.
     We also follow the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109” (“FIN 48”). This standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in our judgment, which is greater than 50% likely to be realized. We are currently not subject to income tax examinations and, in general, all tax years remain open due to net operating losses.
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

Results of Operations
Revenues
     We recorded total revenues of $3.1 million and $6.1 million, in the second quarter and first half of 2008, respectively, compared with total revenues of $3.2 million and $6.4 million, respectively, for the same periods of 2007.
     Research and development revenues from related party refers to revenues from our partner, GSK, which is also a stockholder of the Company. Research and development revenues from GSK were $16,000 and $27,000, respectively, in the second quarter and first half of 2008, compared with $119,000 and $265,000, respectively, for the same periods of 2007, and represented patent expense reimbursements.
     License revenues from related parties refers to license revenue from our strategic alliances with Amgen and GSK. License revenues for the second quarter and first half of 2008 were $3.1 million and $6.1 million, respectively, and represented recognition of the upfront license fee and the premium paid on the common stock purchase by Amgen. License revenues for the second quarter and first half of 2007 were $3.1 million and $6.1 million, respectively, and represented recognition of the upfront license fee and the premium paid on the common stock purchase by Amgen. As of June 30, 2008, the remaining balance of deferred revenue relating to the upfront license fee and stock purchase premium paid by Amgen was $30.5 million. We are amortizing the Amgen deferred revenue on a straight-line basis over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is four years.
     We anticipate that total revenues for the year ending December 31, 2008 will be approximately $12.0 million.
Research and Development Expenses
     Research and development expenses were $14.9 million and $29.0 million in the second quarter and first half of 2008, up from $13.7 million and $26.2 million for the same periods of 2007. The increase in the second quarter of 2008 compared to the same period in 2007, was primarily due to an increase of $0.9 million for clinical and preclinical outsourcing costs as we advanced our drug candidates for the treatment of cardiovascular disease and cancer through clinical trials, and increases of $0.2 million for compensation and benefit related costs and $0.2 million for laboratory related expenses. For the first half of 2008 compared to the same period in 2007, the increase in research and development was primarily due to an increase of $1.9 million for clinical and preclinical outsourcing costs, and increases of $0.6 million for compensation and benefit related costs and $0.5 million for laboratory related expenses.
     From a program perspective, the increase in spending in the second quarter of 2008 compared to the second quarter of 2007 was due to increases of $0.1 million related to our mitotic kinesin inhibitor program, $0.1 million of proprietary technologies and $1.8 million for our other research and preclinical programs, partially offset by decreases in spending for our cardiac contractility program of $0.8 million. For the first half of 2008 compared to the first half of 2007, the increase in research and development spending was due to increases of $1.1 million for our mitotic kinesin inhibitors and $3.1 million for our other research and preclinical programs, partially offset by decreases of $1.0 million in spending for cardiac contractility program and $0.4 million for our proprietary technologies.
     Research and development expenses incurred related to the following programs (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Mitotic kinesin inhibitors	$2.0	$1.9	$4.0	$2.9
Cardiac contractility	5.2	6.0	10.5	11.5
Proprietary technologies	0.9	0.8	1.6	2.0
All other research and preclinical programs	6.8	5.0	12.9	9.8

Total research and development expenses	$14.9	$13.7	$29.0	$26.2

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
General and Administrative Expenses
     General and administrative expenses were $4.3 million and $8.4 million in the second quarter and first half of 2008, respectively, compared with $4.0 million and $8.5 million for the same periods of 2007. The increase in the second quarter of 2008 was primarily due an increase in outside services of $0.2 million. For the first half of 2008, the decrease in general and administrative expenses, compared to the same period in 2007, was primarily due to a decrease in legal expenses of $0.3 million, partially offset by an increase in outside services of $0.1 million and compensation and benefit related costs of $0.1 million.
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
Interest and Other Income and Expense
     Interest and other income was $0.8 million and $2.2 million in the second quarter and first half of 2008, respectively, compared with $2.1 million and $4.4 million for the same periods of 2007. The decrease in interest and other income for the periods in 2008 compared to the same periods in 2007, was due to a decrease in interest income of $1.3 million and $2.1 million in the second quarter and first half of 2008, respectively, resulting from lower average balances of cash, cash equivalents and investments and from lower market interest rates earned on these investments.
     Interest and other expense in the second quarter and first half of 2008 was $0.1 million and $0.3 million, respectively, and was $0.2 million and $0.4 million, respectively, for the same periods in 2007. Interest and other expense in all of these periods primarily consisted of interest expense on our equipment financing line of credit.
Critical Accounting Policies
     The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     In addition to the Critical Accounting Policies and Estimates summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we applied significant judgments and estimates in adopting SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We used a discounted cash flow (“DCF”) model to determine the estimated fair value of our investment in auction rate securities, or ARS, as of June 30, 2008. Due to the lack of observable market quotes on our ARS portfolio, we utilized DCF valuation models that relied exclusively on significant inputs that were generally less observable from objective sources. Our ARS, valued using Level 3 inputs, represent 18 percent of assets measured at fair value under the provisions of SFAS 157. The valuation models used estimates of observable market data including yields or spreads of trading instruments that we believed to be similar or comparable and assumptions that we believed to be reasonable non-observable inputs such as illiquidity premium and likelihood of redemption. The valuation of our ARS is subject to uncertainties that are difficult to predict. Factors that may impact their valuation include changes to credit ratings of the securities and to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.
     Based on this assessment of fair value, as of June 30, 2008, we determined there was a decline in the fair value of our ARS investment of $1.3 million, and deemed the entire decline temporary. The unrealized losses are reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded in the Statement of Operations, in accordance with our policy and FSP No. FASB 115-1 and FASB 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” As of June 30, 2008 and December 31, 2007, we had not incurred any losses that we deemed other-than-temporary. We will continue to monitor the ARS market and consider its impact, if any, on the fair value of our ARS.
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
     We adopted Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” on a prospective basis for new contracts entered into on or after January 1, 2008. EITF Issue No. 07-3 states that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered and, if an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF Issue No. 07-3 had no effect on our financial position or results of operations.
     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, which addresses the continued use of the simplified method for estimating the expected term for stock based compensation. Previously, under SAB No. 107, the use of the simplified method was intended to be discontinued after December 31, 2007. Under SAB No. 110, companies may continue to use the simplified method in certain circumstances. We used the simplified method of estimating the expected term for stock based compensation from January 1, 2006, the date of adopting SFAS 123R, through December 31, 2007. Starting January 1, 2008, we ceased to use the simplified method under SAB No. 107. Instead, we use our own historical exercise activity and extrapolate the life cycle of options outstanding to arrive at our estimated expected term for new option grants.
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
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $105.6 million at June 30, 2008, down $34.2 million from $139.8 million at December 31, 2007. The decrease was primarily due to the use of cash to fund operations.
     We have received net proceeds from the sale of equity securities of $315.0 million from August 5, 1997, the date of our inception, through June 30, 2008, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of the GSK Agreement in 2001, GSK made a $14.0 million equity investment in the Company. GSK made additional equity investments in the Company in 2003 and 2004 of $3.0 million and $7.0 million, respectively.
     In 2005, we entered into our first committed equity financing facility with Kingsbridge pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, from time to time under this committed equity financing facility, at our election, Kingsbridge purchased newly-issued shares of our common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. We received gross proceeds from draw downs and sales of our common stock to Kingsbridge under this committed equity financing facility as follows: 2005 — gross proceeds of $5.7 million from the sale of 887,576 shares, before offering costs of $178,000; 2006 — gross proceeds of $17.0 million from the sale of 2,740,735 shares; and 2007 — gross proceeds of $9.5 million from the sale of 2,075,177 shares. No further draw downs are available to us under this committed equity financing facility.
     In October 2007, we entered into a new committed equity financing facility with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, from time to time under this committed equity financing facility, at our election, Kingsbridge is committed to purchase newly-issued shares of our common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 230,000 shares of our common stock at a price of $7.99 per share, which represents a premium over the closing price of our common stock on the date we entered into this committed equity financing facility. This warrant is exercisable beginning six months after the date of grant and for a period of three years thereafter. Under the terms of this committed equity financing facility, the maximum number of shares we may sell is 9,779,411 (exclusive of the shares underlying the warrant) which, under the rules of the NASDAQ Stock Market LLC, is approximately the maximum number of shares we may sell to Kingsbridge without approval of our stockholders. This limitation may further limit the amount of proceeds we are able to obtain from this committed equity financing facility. We are not obligated to sell any of the $75.0 million of common stock available under this committed equity financing facility and there are no minimum commitments or minimum use penalties. This committed equity financing facility does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. To date we have made no draw downs under this committed equity financing facility.
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
     As of June 30, 2008, we have received $54.3 million in non-equity payments from GSK and $42.0 million in non-equity payments from Amgen.
     Under equipment financing arrangements, we received $23.7 million from August 5, 1997, the date of our inception, through June 30, 2008. Interest earned on investments, excluding non-cash amortization of purchase premiums, was $2.0 million in the first half of 2008, and $25.4 million from August 5, 1997, the date of our inception, through June 30, 2008.
     Net cash used by operating activities in the first half of 2008 was $31.7 million and primarily resulted from our net loss of $29.3 million.
     Deferred revenue decreased $6.1 million in the first half of 2008 to $30.5 million at June 30, 2008, due to the amortization of deferred Amgen license revenue.
     Net cash provided by investing activities was $3.7 million in the first half 2008 and primarily represented proceeds from the maturity of investments, net of investment purchases, of $3.2 million, partly offset by funds used to purchase property and equipment of $0.6 million. Restricted cash totaled $4.1 million at June 30, 2008, down from $5.2 million at December 31, 2007, with the decrease due to the contractual semi-annual reduction in the amount of security deposit required by our lender. At July 1, 2008, the restricted cash balance was $2.7 million.
     Net cash used by financing activities was $1.8 million in the first half of 2008 and primarily represented principal payments of $2.1 million on our lines of credit with General Electric Capital Corporation (“GE Capital”) to fund certain equipment, partially offset by the proceeds of $0.3 million from our employee stock purchase plan. In August 2007, we secured a new line of credit with GE Capital of up to $3.0 million to finance certain equipment until September 30, 2008. The line of credit is subject to our Master Security Agreement with GE Capital, dated February 2001 and as amended on March 24, 2005. Under the terms of the equipment financing line, funds borrowed by us from GE Capital are collateralized by our property and equipment purchased with such borrowed funds and other collateral. To date we have borrowed no funds under the August 2007 line.
     As of June 30, 2008, our investment portfolio included $18.7 million of AAA/Aaa rated student loan ARS, consisting of government-supported municipal debt obligations. The ARS, with total par value of $20.0 million, were classified as long-term investments because of the inability to determine when our investments in ARS would settle. Typically the fair value of ARS approximates par value due to the frequent resets through the auction process. The Company earns interest on its ARS at the contractual rates, however, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We have recorded an unrealized loss of $1.3 million associated with our ARS as a component of stockholders’ equity.
     These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. As of December 31, 2007, there were no ARS in an unrealized loss position and there were no failed auctions associated with our ARS through that date. Our ARS with auction reset dates prior to February 13, 2008 had successful auctions at which their interest rates were reset. In February 2008, we liquidated $3.2 million of our auction rate securities at par, which were classified as short-term investment as of December 31, 2007. The recent uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates since February 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction on these investments is successful, the issuer redeems the outstanding securities, the securities mature or we sell the securities in the secondary market. Maturity dates for these ARS range from 2036 to 2045. These failures resulted in the interest rates on these investments resetting to contractually stipulated “fail rates” that are variable based on short-term municipal bond or other market indices, or fixed rates that may result in us earning above-market interest rates on these investments.

     As of June, 2008, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases	$3,089	$6,381	$3,900	$313	$13,683
Equipment financing line	3,029	3,086	489	—	6,604

Total	$6,118	$9,467	$4,389	$313	$20,287

     Our long-term commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.
     In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities.
     Our future capital uses and requirements depend on numerous forward-looking factors. These factors include, but are not limited to, the following:
•	the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	if Amgen exercises its option, Amgen’s decisions with regard to funding of development and commercialization of CK-1827452 or other compounds for the treatment of heart failure under our collaboration;

•	GSK’s decisions with regard to future funding of development of our drug candidates and potential drug candidates, including GSK-923295 and, if GSK exercises its option, either or both of ispinesib and SB-743921;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish and maintain selected strategic alliances and activities required for commercialization of our potential drugs;

•	our plans or ability to establish development, sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	expanding and advancing our research programs;

•	hiring of additional employees and consultants;

•	expanding our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.
     We believe that our existing cash and cash equivalents and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 12 months. If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that the funding, if needed, will be available on favorable terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.
Off-balance Sheet Arrangements
     As of June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
     Our drug candidates are in the early stages of clinical testing, and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We have incurred operating losses in each year since our inception in 1997 due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs. If our drug candidates fail or are significantly delayed in clinical trials or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.
We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for at least several years, if ever.
     We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy to the FDA and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. CK-1827452, our drug candidate for the treatment of heart failure, and ispinesib, SB-743921 and GSK-923295, our drug candidates for the treatment of cancer, are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any future drug candidate will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.
We currently finance and plan to continue to finance our operations through the sale of equity, strategic alliances and debt financings, which may result in additional dilution to our stockholders, relinquishment of valuable technology rights or the imposition of restrictive covenants, or which may cease to be available on favorable terms or at all.
     We have funded all of our operations and capital expenditures with proceeds from both private and public sales of our equity securities, strategic alliances with GSK, Amgen, AstraZeneca and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, potential payments from GSK and Amgen, interest earned on investments, proceeds from equipment financings and potential proceeds from our 2007 committed equity financing facility with Kingsbridge will be sufficient to meet our projected operating requirements for at least the next 12 months. To meet our future cash requirements, we may raise funds through public or private equity offerings, strategic alliances or debt financings. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds through debt financing, such financing may involve covenants that restrict our business activities. In addition, there can be no assurance that any such funding, if needed, will be available to us on favorable terms, or at all. If we can not raise the funds we need on favorable terms, or at all, our ability to conduct our business will be significantly harmed and we may need to discontinue certain research and development activities, and our stock price could be negatively affected.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.
     Prior to receiving approval to commercialize any of our drug candidates, we must adequately demonstrate to the FDA and foreign regulatory authorities that such drug candidate is both sufficiently safe and effective with substantial evidence from well-controlled clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and possibly following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and there is no assurance that they will. In addition, for each of our current preclinical compounds, we must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to file an investigational new drug application (“IND”) that would allow us to advance that compound into clinical trials. If our preclinical studies, current clinical trials or future clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.
     All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if these applications are or have been filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. For example, although preclinical testing indicated that ispinesib causes tumor regression in a variety of tumor types, to date Phase II clinical trials of ispinesib have not shown clinical activity in a number of different tumor types. Similarly, Phase I clinical trials in healthy volunteers and clinical results from Phase I and II trials in patients are not necessarily indicative of the results of later-stage clinical trials. Data from Phase III clinical trials are necessary to establish whether a drug candidate is safe and effective for the applicable indication. In addition, there can be no assurance that the design of the clinical trials for any of our drug candidates is focused on appropriate indications, tumor types, patient populations, dosing regimens, safety or efficacy parameters, or other variables which will result in obtaining the desired safety or efficacy data to support regulatory approval to commercialize the drug. For example, in a number of two-stage Phase II clinical trials designed to evaluate the safety and efficacy of ispinesib as monotherapy in the first- or second-line treatment of patients with different forms of cancer, ispinesib did not satisfy the criteria for advancement to Stage 2. Also, there can be no assurance that the methods we select to assess particular safety or efficacy parameters will yield the same statistical precision in their estimation of our drug candidates’ effects as may other alternative methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret such data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.
     Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may also occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient (“API”) itself or from impurities or degradants that are present in the API or could form over time in the formulated drug candidate or the API. Such toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. For example, in clinical trials of ispinesib, the most commonly observed dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In a Phase I clinical trial of CK-1827452, intolerable doses of CK-1827452 were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in cardiac troponins I and T, which are markers of possible myocardial injury. If these or other adverse effects are severe or frequent enough to outweigh the potential efficacy of a drug candidate, our clinical trials for such drug candidate may be halted, delayed or interrupted. Furthermore, the FDA or other regulatory authorities could deny approval of such drug candidate for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials with our drug candidates at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may significantly harm our business and negatively affect our stock price.
     Clinical trials are expensive, time-consuming and subject to delay.
     Clinical trials are subject to rigorous regulatory requirements and are very expensive, difficult and time-consuming to design and implement, especially in the heart failure and cancer indications that we are pursuing. According to industry studies, the entire drug development and testing process takes on average 12 to 15 years, and the fully capitalized resource cost of new drug development averages approximately $800 million. However, individual clinical trials and individual drug candidates may incur a range of costs or time demands above or below this average. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use of the drug candidate and safety concerns. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but they may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:
•	delays in obtaining, or inability to obtain, regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners deem necessary for the appropriate and timely development of our drug candidates and commercialization of any resulting drugs;

•	delays in identifying and reaching agreement, or inability to identify and reach agreement, on acceptable terms with prospective clinical trial sites;

•	delays or additional costs in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use;

•	slower than expected rates of patient recruitment and enrollment, including as a result of competition for patients with other clinical trials; limited numbers of patients that meet the enrollment criteria; patients’, investigators’ or trial sites’ reluctance to agree to the requirements of a protocol; or the introduction of alternative therapies or drugs by others;

•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;

•	an investigational review board (“IRB”) may require changes to a protocol that then require approval from regulatory agencies and other IRBs, or regulatory authorities may require changes to a protocol that then require approval from the IRBs;

•	for clinical trials conducted outside of the United States, the time and resources required to identify, interpret and comply with foreign regulatory requirements or changes in those requirements;

•	lack of effectiveness of our drug candidates during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial materials;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

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
     The development of drug candidates is complicated, and the resources that we currently have to carry out such development are limited. Pursuant to our collaboration and option agreement with Amgen, we are responsible for conducting Phase IIa clinical development for our drug candidate CK-1827452. We cannot engage another strategic partner for CK-1827452 until Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452 or its option expires. If Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452, we currently do not have an alternative strategic partner for that drug candidate. Pursuant to our amended collaboration and license agreement with GSK, we are responsible for conducting clinical development for our drug candidates ispinesib and SB-743921. Currently, we rely on GSK to conduct preclinical and clinical development for GSK-923295. We cannot engage another strategic partner for ispinesib or SB-743921 until GSK’s option to conduct later-stage clinical development for that drug candidate expires. If GSK elects to terminate its development activities with respect to GSK-923295, or not to exercise its option to conduct later-stage clinical development for either of ispinesib or SB-743921, we currently do not have an alternative strategic partner for these drug candidates.
     For our drug candidates for which we expect to conduct clinical trials at our expense, such as CK-1827452, ispinesib and SB-743921, we plan to rely on contractors for the manufacture and distribution of clinical supplies. To the extent we conduct clinical trials for a drug candidate without support from a strategic partner, we will need to develop additional skills, technical expertise and resources necessary to carry out such development activities on our own or through the use of other third parties, such as contract research organizations (“CROs“), and will incur significant costs.
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
     If we fail to enter into and maintain successful strategic alliances for our drug candidates, potential drug candidates or research and development programs,, we will have to reduce, delay or discontinue our development of those drug candidates, potential drug candidates and programs or increase our expenditures.
     Our strategy for developing, manufacturing and commercializing our drug candidates and potential drug candidates currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. We currently have strategic alliances with Amgen relating to CK-1827452 and with GSK relating to ispinesib, SB-743921 and GSK-923295. Similarly, we expect to rely on one or more strategic partners to advance and develop our potential drug candidate directed towards the skeletal sarcomere and programs relating to skeletal muscle contractility and smooth muscle contractility. However, we may not be able to negotiate and enter into such strategic alliances on acceptable terms, if at all. If we are not able to maintain our existing strategic alliances or establish and maintain additional strategic alliances, we will have to limit the size or scope of, or delay or discontinue, one or more of our drug development programs or research programs or undertake and fund these programs ourselves. If we elect to continue to conduct any of these drug development programs or research programs on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all.
If Amgen does not exercise its option for CK-1827452, we will have to reduce, delay or discontinue our development of CK-1827452 or increase our expenditures.
     Our collaboration and option agreement with Amgen grants it an option relating to development and commercialization rights for CK-1827452. Amgen’s option is exercisable during a defined period, the ending of which is dependent upon the satisfaction of certain conditions, primarily the delivery of Phase I and Phase IIa clinical trials data for CK-1827452 in accordance with an agreed development plan, the results of which reasonably support its progression into Phase IIb clinical development. Amgen can exercise its option during a defined period by paying us a specified option fee. We may be unable to provide to Amgen the necessary data to inform its decision as to whether to exercise its option within our anticipated timeframe, or at all, or Amgen may dispute whether we have provided sufficient information and data to require Amgen to decide whether to exercise its option. In addition, Amgen may elect not to exercise its option, irrespective of the data that we provide. If Amgen elects not to exercise its option for CK-1827452, we would have to seek an alternative strategic partner for the CK-1827452 development program. However, we may not be able to negotiate and enter into such a strategic alliance on acceptable terms, if at all. Without a strategic partner, we would have to limit the size or scope of, or delay or discontinue, development of CK-1827452 or undertake and fund such development ourselves. If we elect to continue to conduct development on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. Further, a decision by Amgen not to exercise its option could negatively affect our stock price.
If GSK does not exercise its option for either or both of ispinesib and SB-743921, we will have to reduce, delay or discontinue our development of those drug candidates or increase our expenditures.
     Our collaboration and license agreement with GSK grants it an option relating to development and commercialization rights for either or both of ispinesib and SB-743921. GSK’s option is exercisable until the end of 2008. GSK can exercise its option during a defined period by paying us a specified option fee. We may be unable to provide to GSK the necessary data to inform its decision as to whether to exercise its option within our anticipated timeframe, or at all. In addition, GSK may elect not to exercise its option, irrespective of the data that we provide. If GSK elects not to exercise its option for either or both of ispinesib and SB-743921, we would have to seek an alternative strategic partner for these programs. However, we may not be able to negotiate and enter into such strategic alliances on acceptable terms, if at all. Without a strategic partner, we would have to limit the size or scope of, or delay or discontinue, one or both of our these programs or undertake and fund these programs ourselves. If we elect to continue to conduct either program on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. Further, a decision by GSK not to exercise its option could negatively affect our stock price.
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
The success of our development activities depends in part on the performance of our strategic partners, over which we have little or no control.
     Our ability to commercialize drugs that we develop with our partners and that generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. Our partners may not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In particular, we are relying on GSK to conduct clinical development of GSK-923295. There can be no assurance that GSK will not modify its plans to conduct such clinical development or will proceed with such clinical development diligently. In addition, if GSK exercises its option with respect to either or both of ispinesib and SB-743921, or if Amgen exercises its option with respect to CK-1827452, they will then be responsible for the clinical development of those respective drug candidates. We do not control the clinical development being conducted or that may be conducted in the future by GSK or Amgen, including the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of such clinical trials or the timing of release of complete data concerning such clinical trials, which may impact our ability to report on their results. If our partners fail to perform diligently, our potential for revenue from drugs developed through our strategic alliances, if any, could be dramatically reduced.
We have no manufacturing capacity and depend on our strategic partners or contract manufacturers to produce our clinical trial drug supplies for each of our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.
     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we rely on GSK to conduct such activities for the ongoing clinical development of GSK-923295. For CK-1827452, ispinesib, SB-743921, we rely on a limited number of contract manufacturers, and, in particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development. If any of our existing or future contract manufacturers fail to perform as agreed, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.
     Our drug candidates require precise, high quality manufacturing. The failure to achieve and maintain high manufacturing standards, including failure to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in patient injury or death, discontinuance or delay of on-going or planned clinical trials, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good manufacturing practices regulations and similar foreign laws and standards. Each contract manufacturer must pass a pre-approval inspection before we can obtain marketing approval for any of our drug candidates and following approval will be subject to ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies, to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign laws and standards. We seek to ensure that our contract manufacturers comply fully with all applicable regulations, laws and standards. However, we do not have control over our contract manufacturers’ compliance with these regulations, laws and standards. If one of our contract manufacturers fails to pass its pre-approval inspection or maintain ongoing compliance at any time, the production of our drug candidates could be interrupted, resulting in delays or discontinuance of our clinical trials, additional costs and potentially lost revenues. In addition, failure of any third party manufacturers or us to comply with applicable regulations, including pre- or post-approval inspections and the current good manufacturing practice requirements of the FDA or other comparable regulatory agencies, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.
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
     Switching manufacturers or manufacturing sites may be difficult and time-consuming because the number of potential manufacturers is limited. In addition, before a drug from any replacement manufacturer or manufacturing site can be commercialized, the FDA must approve that site. Such approval would require new testing and compliance inspections. A new manufacturer or manufacturing site also would have to be educated in, or develop substantially equivalent processes for, production of our drugs and drug candidates. It may be difficult or impossible to transfer certain elements of a manufacturing process to a new manufacturer or for us to find a replacement manufacturer on acceptable terms quickly, or at all, either of which would delay or prevent our ability to develop drug candidates and commercialize any resulting drugs.
Our focus to date on the discovery and development of drug candidates directed against specific proteins and pathways within the cytoskeleton is unproven, and we do not know whether we will be able to develop any drug candidates of commercial value.
     To date, we have focused our drug discovery and development activities on the cytoskeleton, including in the areas of muscle biology and oncology. While a number of commonly used drugs and a growing body of research validate the importance of the cytoskeleton in the origin and progression of a number of diseases, no existing drugs specifically and directly interact with the proteins and the pathways that our drug candidates seek to modulate. As a result, we cannot be certain that our drug candidates and potential drug candidates will appropriately modulate the targeted proteins and pathways or produce commercially viable drugs that safely and effectively treat heart failure, cancer or other diseases, or that the results we have seen in preclinical models will translate into similar results in humans. In addition, even if we are successful in developing and receiving regulatory approval for a commercially viable drug for the treatment of a particular disease, we cannot be certain that we will also be able to develop and receive regulatory approval for drug candidates for the treatment of other forms of that disease or other diseases. If we or our partners fail to develop and commercialize our drug candidates, we will not achieve commercial success, which would materially harm our business.
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
     Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of these patents, our ability to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards which the U.S. Patent and Trademark Office (“PTO”) and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are ultimately subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. Thus, we cannot be sure that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot be sure that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products, or will afford us a commercial advantage over competitive products. For example:
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
     Patent protection is afforded on a country by country basis. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States. Many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. Some of our development efforts are performed in countries outside of the United States through third party contractors. We may not be able to effectively monitor and assess intellectual property developed by these contractors; therefore, we may not appropriately protect this intellectual property and could thus lose valuable intellectual property rights. In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective of intellectual property rights as in the United States, and we may, therefore, be unable to acquire and protect intellectual property developed by these contractors to the same extent as if these development activities were being conducted in the United States. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.
     Under our license agreement with the University of California and Stanford University, we have obtained a license to certain United States patents and pending United States and foreign patent applications relating to certain of our research activities. If we fail to fulfill our obligations under this license agreement, including certain diligence obligations, this agreement may be terminated, in which case we would no longer have a license to these patents or to future patents that may issue from the pending applications. This may impair our ability to continue to practice the research methods covered by the issued patents, which could harm our business. Alternatively, our license rights may become non-exclusive, which would allow the University of California and Stanford University to grant third parties the right to practice such patents.
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
     Changes in either the patent laws or their interpretation in the United States or other countries may diminish the value of our intellectual property or our ability to obtain patents. For example, the U.S. Senate is currently considering a bill that could change U.S. law regarding, among other things, post-grant review of issued patents and the calculation of damages once patent infringement has been determined by a court of law. If enacted into law, these provisions could severely weaken patent protection in the United States. Recently, the PTO adopted new rules that were to become effective on November 1, 2007, regarding processes for obtaining patents in the United States. However, the U.S. District Court for the Eastern District of Virginia issued a permanent injunction preventing implementation of the new rules. This decision is now being appealed. The new rules are numerous and complex and, if made effective, generally are expected to make it more difficult for patent applicants to obtain patents, especially with regard to pharmaceutical products and processes. The rules changes, if they were to become effective, would likely make it more difficult for us and others to obtain patent protection in the United States for any future drug candidates.
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
     We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we endeavor to use reasonable efforts to protect our trade secrets, our or our partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed by such persons may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time-consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop information that is equivalent to our trade secrets, it will be more difficult for us to enforce our rights and our business could be harmed.
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
     Currently, we are aware of an issued U.S. patent and at least one pending U.S. patent application assigned to Curis, Inc. (“Curis”), relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis U.S. patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain such compounds. Curis also has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof and/or methods of their use. We are also aware that two of the Australian applications have been allowed and two of the European applications have been granted. In Europe, Australia and elsewhere, the grant of a patent may be opposed by one or more parties. We have opposed the granting of certain such patents to Curis in Europe and in Australia. One of the European patents which we opposed was recently revoked and is no longer valid in Europe. Curis has appealed this decision.
     Curis or a third party may assert that the manufacture, use, importation or sale of ispinesib may infringe one or more of these patents. We believe that we have valid defenses against the issued U.S. patent owned by Curis if it were to be asserted against us. However, we cannot guarantee that a court would find such defenses valid or that any additional oppositions would be successful. We have not attempted to obtain a license to these patents. If we decide to seek a license to these patents, we cannot guarantee that such a license would be available on acceptable terms, if at all.
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
     If a third party claims that our actions infringe on their patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including, but not limited to:
•	infringement and other intellectual property claims that, even if meritless, can be costly and time-consuming to litigate and can delay the regulatory approval process and divert management’s attention from our core business strategy;

•	substantial damages for past infringement which we may have to pay if a court determines that our drugs or technologies infringe a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our drugs or technologies unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights.
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
     To date, our drug candidates have been manufactured in small quantities for preclinical studies and early-stage clinical trials. In order to conduct larger scale or late-stage clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to such improvements. Significant scale-up of manufacturing may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during such scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drugs may be delayed or there may be a shortage in supply, which could significantly harm our business.
We currently have no marketing or sales staff, and if we are unable to enter into or maintain strategic alliances with marketing partners or if we are unable to develop our own sales and marketing capabilities, we may not be successful in commercializing our potential drugs.
     We currently have no sales, marketing or distribution capabilities. We plan to commercialize ourselves drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and with supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs. To commercialize our drugs that we determine not to market on our own, we will depend on strategic alliances with third parties, such as GSK and Amgen, which have established distribution systems and direct sales forces. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize such drugs. To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues will suffer, our business will suffer and the price of our common stock could decrease.
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
     We compete with companies that are also developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cardiovascular diseases, cancer and other diseases for which our compounds may be useful treatments. For example, if CK-1827452 or any other of our compounds is approved for marketing by the FDA for heart failure, that compound could compete against current generically available therapies, such as milrinone, dobutamine or digoxin or newer marketed drugs such as nesiritide, as well as potentially against other novel drug candidates in development, such as levosimendan, which is being developed in the United States by Abbott Laboratories, in collaboration with Orion Pharma, and is commercially available in a number of countries outside of the United States, and istaroxamine, which is being developed by Debiopharm Group.
     Similarly, if approved for marketing by the FDA, depending on the approved clinical indication, our anti-cancer drug candidates such as ispinesib, SB-743921 and GSK-923295 could compete against existing cancer treatments such as paclitaxel, docetaxel, vincristine, vinorelbine, navelbine, ixabepilone and potentially against other novel anti-cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck & Co., Inc., Eli Lilly and Company, Bristol-Myers Squibb, Array Biopharma Inc., ArQule, Inc. and others are conducting research and development focused on kinesin spindle protein and other mitotic kinesins. In addition, Bristol-Myers Squibb, Merck & Co., Inc., Novartis, Genentech, AstraZeneca, Hoffman-La Roche Ltd. and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.
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
     The research, testing, manufacturing, selling and marketing of drugs are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of a new drug application (“NDA”) from the FDA. Neither we nor our partners have received marketing approval for any of Cytokinetics’ drug candidates.
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
     Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:
•	they might determine that a drug candidate is not be safe or effective;

•	they might not find the data from preclinical testing and clinical trials sufficient;

•	they might not approve our or our contract manufacturer’s processes or facilities; or

•	they might change its approval policies or adopt new regulations.
     Even if we receive regulatory approval to manufacture and sell a drug in a particular regulatory jurisdiction, other jurisdictions’ regulatory authorities may not approve that drug for manufacture and sale. If we or our partners fail to receive and maintain regulatory approval for the sale of any drugs resulting from our drug candidates, it would significantly harm our business and negatively affect our stock price.
If we or our partners receive regulatory approval for our drug candidates, we will also be subject to ongoing obligations to and continued regulatory review by the FDA and foreign regulatory agencies, such as continued safety reporting requirements, and we may also be subject to additional post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize our potential drugs.
     Any regulatory approvals that we or our partners receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA or foreign regulatory agencies approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, or the discovery that adverse effects or toxicities previously observed in preclinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

     The policies of the FDA and foreign regulatory agencies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business would suffer.
If physicians and patients do not accept our drugs, we may be unable to generate significant revenue, if any.
     Even if our drug candidates obtain regulatory approval, the resulting drugs, if any, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established for purposes of approval, physicians may elect not to recommend these drugs for a variety of reasons including, but not limited to:
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
     There is significant uncertainty related to the coverage and reimbursement of newly approved drugs. The commercial success of our potential drugs in both domestic and international markets is substantially dependent on whether third-party coverage and reimbursement is available for our potential drugs by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for our potential drugs. They may not view our potential drugs as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our potential drugs to be marketed on a competitive basis. If we are unable to obtain adequate coverage and reimbursement for our potential drugs, our ability to generate revenue may be adversely affected. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of coverage and reimbursement for our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our drugs may cause our revenue to decline.
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
     In addition, once we have commercially launched drugs based on our drug candidates, we will face even greater exposure to product liability claims. This risk exists even with respect to those drugs that are approved for commercial sale by the FDA and foreign regulatory agencies and manufactured in licensed and regulated facilities. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties that we have agreed to indemnify could incur liability, or that third parties that have agreed to indemnify us do not fulfill their obligations. Even if we were ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may create adverse publicity, all of which would impair our ability to generate sales of the affected product as well as our other potential drugs. Moreover, product recalls may be issued at our discretion or at the direction of the FDA and foreign regulatory agencies, other governmental agencies or other companies having regulatory control for drug sales. If product recalls occur, they are generally expensive and often have an adverse effect on the image of the drugs being recalled as well as the reputation of the drug’s developer or manufacturer.
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
     Important documents and records, such as hard copies of our laboratory books and records for our drug candidates and compounds and our electronic business records, are located in our corporate headquarters at a single location in South San Francisco, California near active earthquake zones. In the event of a natural disaster, such as an earthquake or flood, a catastrophic event such as a disease pandemic or terrorist attack or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. Our partners and other third parties on which we rely may also be subject to business interruptions from such events. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.
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
     The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates for the treatment of heart failure or cancer, including the current and proposed clinical trials for CK-1827452 for heart failure, ispinesib for breast cancer and leukemia, SB-743921 for Hodgkin and non-Hodgkin lymphoma, and GSK-923295 for cancer, and including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points;

•	announcements concerning our strategic alliances with Amgen, GSK or future strategic alliances, including, but not limited to, announcements concerning Amgen’s option relating to CK-1827452 and GSK’s option relating to either or both of ispinesib and SB-743921;

•	announcements concerning clinical trials;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delays in establishing new strategic alliances, or the terms of such alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry.
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
     As of July 31, 2008, our executive officers, directors and their affiliates beneficially owned or controlled approximately 26.1% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), new Securities and Exchange Commission regulations and NASDAQ Stock Market LLC rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. For example, compliance with the internal control requirements of Sarbanes-Oxley Section 404 has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2007, our internal control over financial reporting was effective, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.
Volatility in the stock prices of other companies may contribute to volatility in our stock price.
     The stock market in general, and The NASDAQ Global Market (“NASDAQ”) and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage and development stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could harm our reputation and business.
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
     In October 2007, we entered into a committed equity financing facility with Kingsbridge. This committed equity financing facility entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under this committed equity financing facility unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement registering for resale the shares of common stock to be issued in connection with this committed equity financing facility; and the continued listing of our stock on NASDAQ. In addition, Kingsbridge is permitted to terminate this committed equity financing facility if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through this committed equity financing facility, or if Kingsbridge terminates this committed equity financing facility, we may be unable to access capital on favorable terms or at all.
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
     Should we sell shares to Kingsbridge under this committed equity financing facility, or issue shares in lieu of a blackout payment, it will have a dilutive effective on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under this committed equity financing facility, we will issue shares to Kingsbridge at a discount of up to 10 percent from the volume weighted average price of our common stock. If we draw down amounts under this committed equity financing facility when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.
We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.
     We hold interest-bearing student loan auction rate securities (“ARS”) that represent investments in pools of assets. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. The recent uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, these investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the outstanding securities, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS range from 2036 to 2045. To date, we have recorded $1.3 million of unrealized loss in other comprehensive income (loss) related to the ARS that we hold in our investment portfolio. However, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters. This could adversely impact our results of operations and financial condition. Furthermore, in light of auction failures associated with our ARS, we re-classified our ARS as long-term investments due to the uncertainty associated with the timing of our ability to access the funds underlying these investments. If we are unable to access the funds underlying these investments in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely effected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We made no repurchases of our common stock during the six months ended June 30, 2008. As of June 30, 2008, there were no remaining shares of common stock subject to repurchase by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on May 22, 2008 in South San Francisco, California. Of the 49,301,300 shares of the Company’s common stock entitled to vote at the meeting, 39,048,355 shares of common stock, or 79%, of the total eligible votes to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:
     The stockholders elected A. Grant Heidrich and James H. Sabry as Class I directors, each to serve for a three-year term until their successors are duly elected and qualified. The votes were as follows:

Name	For	Withheld
A. Grant Heidrich	38,512,135	536,220
James H. Sabry	34,683,566	4,364,789
     Our other directors with terms of office that continued after the Annual Meeting of Stockholders were Robert Blum, Stephen Dow, Charles Homcy, Mark McDade, Michael Schmertzler and James Spudich.
     The stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
39,006,038	38,546	3,771	O
     The stockholders approved the amendment to the Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 120,000,000 shares to 170,000,000 shares. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
31,993,251	7,112,697	2,407	O
     The stockholders approved the amended and restated 2004 Equity Incentive Plan. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
28,961,221	3,658,269	2,281,129	4,147,736
ITEM 5. OTHER INFORMATION
     In August 2008, the Company entered into an Amended and Restated Executive Employment Agreement with each of David J. Morgans, Jr., Sharon Barbari, Michael Rabson, Andrew A. Wolff, David W. Cragg and Jay K. Trautman, each in substantially the form filed as Exhibit 10.68 to this report. Also in August 2008, the Company entered into an Amended and Restated Executive Employment Agreement with Robert I. Blum as filed as Exhibit 10.69 to this report. These agreements were entered into in order to comply with Section 409A of the Internal Revenue Code and its regulations.
     In August 2008, the Company also entered into an Indemnification Agreement with each of Robert I. Blum, David J. Morgans, Jr., Sharon Barbari, Michael Rabson, Andrew A. Wolff, David W. Cragg and Jay K. Trautman, each in substantially the form filed as Exhibit 10.1 to this report.
ITEM 6. EXHIBITS

Exhibit
Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

Exhibit
Number		Exhibit Description
3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Common Stock Certificate.

4.2	(1)	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Company.

4.3	(1)	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.

4.4	(1)	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.

4.5	(3)	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.

4.6	(3)	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.

4.7	(4)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.8	(5)	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.

4.9	(5)	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.

10.1		Form of Indemnification Agreement between the Company and each of its directors and executive officers.

10.3		2004 Equity Incentive Plan (as amended and restated as of May 22, 2008).

10.66*	(6)	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James H. Sabry.

10.67*	(7)	Letter Amendment to the Collaboration Agreement, dated June 18, 2008, by and between the Company and Glaxo Group Limited, a GlaxoSmithKline company.

10.68		Form of Executive Employment Agreement between the Company and its executive officers.

10.69		Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert I. Blum.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 5, 2008	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon Barbari Sharon Barbari
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number;		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Common Stock Certificate.

4.2	(1)	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Company.

4.3	(1)	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.

4.4	(1)	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.

4.5	(3)	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.

4.6	(3)	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.

4.7	(4)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.8	(5)	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.

4.9	(5)	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.

10.1		Form of Indemnification Agreement between the Company and each of its directors and executive officers.

10.3		2004 Equity Incentive Plan (as amended and restated as of May 22, 2008).

10.66*	(6)	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James H. Sabry.

10.67*	(7)	Letter Amendment to the Collaboration Agreement, dated June 18, 2008, by and between the Company and Glaxo Group Limited, a GlaxoSmithKline company.

10.68		Form of Executive Employment Agreement between the Company and its executive officers.

10.69		Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert I. Blum.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2008.