Form 10-Q
period 2008-09-30
CYTOKINETICS INC
filed 2008-11-06
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2008: 49,444,563.

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of September 30, 2008 and December 31, 2007	3
Unaudited Condensed Statements of Operations for the three months and nine months ended September 30, 2008 and 2007, and the period from August 5, 1997 (date of inception) to September 30, 2008	4
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and the period from August 5, 1997 (date of inception) to September 30, 2008	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34
PART II. OTHER INFORMATION	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3. Defaults Upon Senior Securities	55
Item 4. Submission of Matters to a Vote of Security Holders	55
Item 5. Other Information	55
Item 6. Exhibits	55
SIGNATURES	57
EXHIBIT INDEX	58
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$70,636	$116,564
Short-term investments	—	3,175
Related party accounts receivable	69	87
Related party notes receivable — short-term portion	77	127
Prepaid and other current assets	2,001	2,063

Total current assets	72,783	122,016
Long-term investments	18,230	20,025
Property and equipment, net	5,605	7,728
Assets held-for-sale	294	—
Related party notes receivable — long-term portion	9	99
Restricted cash	2,750	5,167
Other assets	372	335

Total assets	$100,043	$155,370

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,013	$1,584
Accrued liabilities	8,750	8,558
Related party payables and accrued liabilities	10	22
Short-term portion of equipment financing lines	2,460	4,050
Short-term portion of deferred revenue	12,234	12,234

Total current liabilities	24,467	26,448
Long-term portion of equipment financing lines	3,081	4,639
Long-term portion of deferred revenue	15,191	24,367

Total liabilities	42,739	55,454

Stockholders’ equity:
Common stock, $0.001 par value: Authorized: 170,000,000 shares; Issued and outstanding: 49,436,150 shares at September 30, 2008 and 49,282,362 shares at December 31, 2007	49	49
Additional paid-in capital	384,163	379,730
Deferred stock-based compensation	(62)	(329)
Accumulated other comprehensive loss	(1,795)	(1)
Deficit accumulated during the development stage	(325,051)	(279,533)

Total stockholders’ equity	57,304	99,916

Total liabilities and stockholders’ equity	$100,043	$155,370

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2008	2007	2008	2007	2008
Revenues:
Research and development revenues from related party	$67	$1,072	$93	$1,337	$40,346
Research and development, grant and other revenues	—	—	—	—	2,955
License revenues from related parties	3,058	3,058	9,175	9,175	35,509

Total revenues	3,125	4,130	9,268	10,512	78,810

Operating expenses:
Research and development (1)	13,519	13,217	42,480	39,430	325,968
General and administrative (1)	3,826	4,113	12,235	12,611	97,696
Restructuring charges	2,492	—	2,492	—	2,492

Total operating expenses	19,837	17,330	57,207	52,041	426,156

Operating loss	(16,712)	(13,200)	(47,939)	(41,529)	(347,346)
Interest and other income	571	2,055	2,819	6,418	27,563
Interest and other expense	(118)	(176)	(398)	(531)	(5,268)

Net loss	$(16,259)	$(11,321)	$(45,518)	$(35,642)	$(325,051)

Net loss per common share — basic and diluted	$(0.33)	$(0.24)	$(0.92)	$(0.76)
Weighted-average number of shares used in computing net loss per common share — basic and diluted	49,416	47,460	49,359	47,040

(1) Includes the following stock-based compensation charges:

Research and development	$702	$887	$2,220	$2,215	$10,531
General and administrative	733	638	2,089	1,947	8,525
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Nine Months Ended		(date of inception)
	September 30,	September 30,	to September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(45,518)	$(35,642)	$(325,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,893	2,170	22,882
Loss on disposal of property and equipment	—	4	348
Non-cash restructuring expenses	840	—	840
Gain on sale of investments	—	—	(84)
Allowance for doubtful accounts	—	—	191
Non-cash expense related to warrants issued for equipment financing lines and facility lease	—	—	41
Non-cash interest expense	69	69	496
Non-cash forgiveness of loan to officer	11	12	375
Stock-based compensation	4,309	4,162	19,056
Other non-cash expenses	7	7	34
Changes in operating assets and liabilities:
Related party accounts receivable	8	41,932	(419)
Prepaid and other assets	(43)	(184)	(2,393)
Accounts payable	(252)	118	1,142
Accrued liabilities	(392)	754	8,130
Related party payables and accrued liabilities	(12)	(128)	10
Deferred revenue	(9,176)	(2,241)	27,425

Net cash provided by (used in) operating activities	(48,256)	11,033	(246,977)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	12,576	71,067	634,362
Purchases of investments	(9,400)	(45,300)	(654,303)
Purchases of property and equipment	(638)	(2,167)	(29,530)
Proceeds from sale of property and equipment	—	—	50
(Increase) decrease in restricted cash	2,417	867	(2,750)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of related party notes receivable	130	129	829

Net cash provided by (used in) investing activities	5,085	24,596	(52,488)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party and public offerings, net of issuance costs	—	26,002	193,934
Proceeds from draw down of Committed Equity Financing Facility, net of issuance costs	—	7,776	32,046
Proceeds from other issuances of common stock	391	819	5,949
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	—	(68)
Proceeds from equipment financing lines	—	1,743	23,696
Repayment of equipment financing lines	(3,148)	(2,865)	(18,628)

Net cash provided by (used in) financing activities	(2,757)	33,475	370,101

Net increase (decrease) in cash and cash equivalents	(45,928)	69,104	70,636
Cash and cash equivalents, beginning of period	116,564	39,387	—

Cash and cash equivalents, end of period	$70,636	$108,491	$70,636

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
Overview
     Cytokinetics, Incorporated (the “Company,” “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is focused on discovering and developing small molecule therapeutics for the potential treatment of cardiovascular disease and other diseases relating to muscle biology, cancer and other diseases. The Company is a development stage enterprise and has been primarily engaged in conducting research, developing drug candidates and technologies, and raising capital.
     The Company’s registration statement for its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) on April 29, 2004. The Company’s common stock commenced trading on the NASDAQ National Market, now the NASDAQ Global Market, on April 29, 2004 under the trading symbol “CYTK.”
     The Company has incurred significant operating losses since inception. At September 30, 2008, the Company had an accumulated deficit of approximately $325.1 million. The Company has generated no revenue from product sales to date. The Company has funded its operations to date primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. The Company expects to incur substantial additional operating losses for the next several years and may need to obtain additional financing in order to complete the clinical development of CK-1827452 and other drug candidates. The Company intends to continue to fund operations through the additional sale of equity securities, payments from strategic collaborations, government grant awards and debt financing. Such financing may not be available when needed or may not be at terms acceptable to the Company.
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
Comprehensive Income (Loss)
     Comprehensive loss consists of the net loss and other comprehensive income (loss). Other comprehensive income (loss) (“OCI”) includes certain changes in stockholder’s equity that are excluded from net loss. Comprehensive loss and its components for the three-and nine-month periods ended September 30, 2008 and 2007 are as follows (in thousands):

	Three months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net loss	$(16,259)	$(11,321)	$(45,518)	$(35,642)
Change in unrealized gain (loss) on investments	(519)	47	(1,794)	62

Comprehensive loss	$(16,778)	$(11,274)	$(47,312)	$(35,580)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”) to fund certain equipment, the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit, which is classified as restricted cash, was $2.8 million at September 30, 2008 and $5.2 million at December 31, 2007.
Fair Value of Financial Instruments
     In September 2006, the Financial Statement Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 established a common definition for fair value, which is to be applied to U.S. generally accepted accounting principles (“GAAP”) requiring use of fair value, and a framework for measuring fair value, and expanded disclosure about such fair value measurements. This pronouncement applies under the other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB released a FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP 157-1 removed leasing transactions accounted for under FASB Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.
     In October 2008 the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which amends SFAS No. 157-1 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 is effective as of the date of issuance and applicable to prior periods for which financial statements have not yet been issued. Revisions to fair value estimates resulting from the adoption of FSP 157-3 must be accounted for as a change in accounting estimate under SFAS No. 154, but entities need not provide the required disclosures. The adoption of FSP 157-3 did not have a material effect on the Company’s financial position or results of operations.
     SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” became effective for the Company on January 1, 2008. SFAS No. 159 includes an amendment of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company did not elect the fair value option for its financial assets and liabilities existing at January 1, 2008, nor for its financial assets and liabilities transacted in the nine months ended September 30, 2008.
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

     For employee stock options, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Risk-free interest rate	3.54%	4.41%	2.98%	4.52%
Volatility	68.00%	73.00%	63.50%	73.12%
Expected life (in years)	6.12	6.08	6.08	5.99
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
     For the ESPP, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Risk-free interest rate	2.23%	4.84%	2.23%	4.84%
Volatility	67.00%	74.00%	67.00%	74.00%
Expected life (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Numerator — net loss	$(16,259)	$(11,321)	$(45,518)	$(35,642)

Denominator:
Weighted-average common shares outstanding	49,416	47,460	49,359	47,041
Less: Weighted-average shares subject to repurchase	(—)	(—)	(—)	(1)

Weighted-average shares used in computing basic and diluted net loss per common share	49,416	47,460	49,359	47,040

     The following outstanding instruments were excluded from the computation of diluted net loss per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	As of September 30
	2008	2007
Options to purchase common stock	6,264	5,160
Warrants to purchase common stock	474	244
Shares issuable related to the ESPP	75	92

Total shares	6,813	5,496

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Nine Months Ended		(date of inception)
	September 30,	September 30,	September 30,
	2008	2007	2008
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	5	180	5
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Unrealized loss on auction rate securities	$1,795	$—	$1,795
Note 4. Related Party Agreements
Research and Development Arrangements
     GlaxoSmithKline (“GSK”). Pursuant to the collaboration and license agreement between the Company and GSK (the “GSK Agreement”), the Company recorded as research and development revenues from related party patent expense reimbursements from GSK of $0.1 million for both the three months ended September 30, 2008 and 2007. In addition to the patent expense reimbursement from GSK, the Company also received a $1.0 million milestone payment from GSK in the third quarter of 2007, and recorded the payment as research and development revenue. For the nine months ended September 30, 2008 and 2007, the Company received and recorded as research and development revenues from related party patent expense reimbursements from GSK of $0.1 million and $0.3 million, respectively. Related party accounts payable and accrued liabilities payable to GSK for outsourced services under the GSK Agreement were zero and $20,000 at September 30, 2008 and December 31, 2007, respectively.
     Amgen Inc. (“Amgen”). Pursuant to the collaboration and option agreement between the Company and Amgen (the “Amgen Agreement”), the Company recognized license revenue of $3.1 million and $9.2 million in both the three and nine months ended September 30, 2008 and September 30, 2007. At September 30, 2008, deferred revenue related to the Amgen Agreement and its related common stock purchase agreement was $27.4 million.
Other
     Board member. James Spudich is a member of the Company’s Board of Directors and a consultant to the Company. The Company incurred consulting fees earned by Dr. Spudich of $4,500 and $29,500 in the three and nine months ended September 30, 2008, respectively. The Company incurred consulting fees earned by Dr. Spudich of $12,500 and $37,500 in the three and nine months ended September 30 2007, respectively.

     Related Party Notes Receivable. Effective March 31, 2008, James Sabry voluntarily resigned from his position as Executive Chairman of the Board of Directors of the Company, and on April 1, 2008, assumed his new role as the non-employee Chairman of the Board of Directors, as well as Chairman of the Company’s Scientific Advisory Board and a consultant to the Company. In accordance with the terms of Dr. Sabry’s promissory note payable to the Company, the outstanding balance of the note of $100,000 became due, and was repaid in full, on April 30, 2008. The Company incurred consulting fees earned by Dr. Sabry of $15,000 and $105,000 for the three and nine months ended September 30, 2008, respectively. Dr. Sabry did not earn any consulting fees during 2007.
     In May 2008, $11,000 of principal and interest on a loan receivable from an officer of the Company was forgiven in accordance with the terms of the loan agreement.
Note 5. Fair Value Measurement
     As stated in Note 1, “Organization and Summary of Significant Accounting Policies,” on January 1, 2008, the Company adopted the methods of fair value described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received for assets when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.
     The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best information available. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers the security issuers’ and the third-party insurers’ credit risk in its assessment of fair value.
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
     Financial assets carried at fair value as of September 30, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Cash equivalents	$69,897	$—	$—	$69,897
Long-term investments — ARS	—	—	18,230	18,230

Total	$69,897	$—	$18,230	$88,127

     As of September 30, 2008, the Company applied Level 1 measurements to its holdings of money market funds, which it classified as cash equivalents. In accordance with the Company’s investment policy, investments are only made in money market funds which are full faith backed securities of the U.S. Government.
     The amortized cost and fair value of cash, cash equivalents and short- and long-term investments at September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008
			Unrealized
			Losses in
	Amortized	Unrealized	accumulated	Fair	Investment Maturity
	Cost	Gains	OCI	Value	Dates
Cash and cash equivalents	$70,636	—	—	$70,636

Long-term investments:
Student loan auction rate securities	$20,025	—	(1,795)	18,230	6/2036-8/2045

Total long-term investments	$20,025	$—	$(1,795)	$18,230

	December 31, 2007
			Unrealized
			Losses in
	Amortized	Unrealized	accumulated	Fair	Investment Maturity
	Cost	Gains	OCI	Value	Dates
Cash and cash equivalents	$116,565	—	$(1)	$116,564

Short-term investments:
Student loan auction rate securities	$3,175	—	—	$3,175	1/2008

Total short-term investments	$3,175	$—	$—	$3,175

Long-term investments:
Student loan auction rate securities	$20,025	—	—	$20,025	6/2036—8/2045

Total long-term investments	$20,025	$—	$—	$20,025

     The Company’s auction rate securities (“ARS”) holdings as of September 30, 2008 and December 31, 2007 consisted entirely of student loan ARS, which had a fair value of $18.2 million as of September 30, 2008 and $23.2 million as of December 31, 2007. These ARS are securities that are structured with short-term interest reset dates of less than 30 days, but with maturities generally greater than 20 years. The Company classified $18.2 million and $20.0 million of these ARS as long-term investments as of September 30, 2008 and December 31, 2007, respectively, due to their illiquidity and the Company’s inability to use them in its current operations.
     These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. As of December 31, 2007, there were no ARS in an unrealized loss position, and there were no failed auctions associated with the Company’s ARS through that date. The Company’s ARS with auction reset dates prior to February 13, 2008 had successful auctions at which their interest rates were reset. In February 2008, the Company liquidated $3.2 million of its ARS at par, which were classified as short-term investments as of December 31, 2007. The recent uncertainties in the credit markets have affected all of the Company’s holdings in ARS investments, and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates since February 2008. Consequently, the investments are not currently liquid. The Company will not be able to access funds from its ARS until a future auction of these investments is successful, the issuer redeems the outstanding securities, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS range from 2036 to 2045. All of the ARS are AAA/Aaa rated and were in compliance with the Company’s investment policy at the time of acquisition. As of September 30, 2008, the Company held ARS with a par value of $20.0 million, which were classified as long-term investments because of the Company’s inability to determine when its investments in these ARS would settle. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. The Company earns interest on its ARS at the contractual rates, however, these investments are not currently trading and accordingly, the estimated fair value of these ARS no longer approximates par value. In connection with the failed auctions of its ARS, in October 2008, the Company accepted a settlement with UBS AG, pursuant to which the Company may require UBS to purchase its ARS at par value at any time between June 30, 2010 and July 2, 2012. See Note 10, “Subsequent Events,” for additional details on this settlement.
Temporary Impairment of Long-Term Student Loan Auction Rate Securities
     The Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2008 consisted solely of ARS. The following table summarizes the Company’s fair value measurements using Level 3 inputs, and changes therein, for the nine-month period ended September 30, 2008 (in thousands):

Long-term Investment
Beginning balance as of December 31, 2007	$—
Transfer-in of Level 3 hierarchy measurement from Level 1	20,025
Unrealized losses included in other comprehensive income	(1,795)

Ending balance as of September 30, 2008	$18,230

     Due to the lack of observable market quotes on the Company’s ARS portfolio, the Company used a discounted cash flow (“DCF”) model that relied exclusively on Level 3 inputs including estimates for interest rates, timing and amount of cash flows, credit quality, expected holding periods of the ARS, net loan rate provision and percentage of portfolio guaranteed by the Federal Family and Education Loan Program to assess the estimated fair value of its investment in ARS as of September 30, 2008. The valuation used estimates of observable market data including yields or spreads of trading instruments that the Company believed to be similar or comparable and assumptions that it believed to be reasonable non-observable inputs such as illiquidity premium and likelihood of redemption. The valuation of the Company’s ARS is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities and to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.
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
     As of September 30, 2008, using the DCF model described above, the Company determined there was a decline in the fair value of its ARS investment of $1.8 million, and deemed the entire decline temporary. As a result, the Company recorded an unrealized loss of $1.8 million associated with its ARS as a component of stockholders’ equity as of September 30, 2008. The unrealized losses are reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary. As of September 30, 2008 and December 31, 2007, the Company had not incurred any losses that it deemed other-than-temporary. The Company continues to monitor the ARS market and consider its impact, if any, on the fair value of its ARS. The Company’s ARS represent 21 percent of its assets measured at fair value under the provisions of SFAS 157.
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
Note 6. Equipment Financing Lines
     In August 2007, the Company secured a new line of credit with General Electric Capital Corporation (“GE Capital”) of up to $3.0 million to finance certain equipment until September 30, 2008. The line of credit is subject to the Master Security Agreement between the Company and GE Capital, dated February 2001 and amended on March 24, 2005. As of September 30, 2008, the Company has not borrowed any funds under this line.
Note 7. Restructuring
     In September 2008, the Company announced a restructuring plan to realign its workforce and operations in line with a strategic reassessment of its research and development activities and corporate objectives. As a result, the Company is focusing its research activities to its muscle biology programs while continuing to advance its ongoing clinical trials in heart failure and cancer and is discontinuing early research activities directed to oncology. To implement this plan, the Company reduced its workforce by approximately 29%, or 45 employees, to 112 employees. The affected employees are being provided with severance payments and outplacement assistance.
     The Company expects to complete all restructuring activities and recognize all anticipated restructuring charges by the first quarter of 2009. All severance payments are expected to be made by December 31, 2008.
     As a result of the restructuring plan, in the third quarter of 2008, the Company recorded total restructuring charges of $2.3 million for employee severance and benefit related costs and a $0.2 million charge related to the impairment of lab equipment that is held for sale. The Company expects to record a further $0.1 million of restructuring charges in the fourth quarter of 2008, primarily related to severance and impairment of assets held for sale. The following table summarizes the accrual balances and utilization by cost type for the restructuring plan (in thousands):

	Employee Severance	Impairment of Fixed
	and Related Benefit	Assets	Total
Restructuring liability at December 31, 2007	$—	$—	$—
2008 charges	2,271	221	2,492
Cash payments	(1,652)	—	(1,652)
Non-cash settlement	—	(221)	(221)

Restructuring liability at September 30, 2008	$619	$—	$619

Note 8. Stockholders’ Equity
Stock Option Plans
     In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”) which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock purchase rights and stock bonuses to employees, directors and consultants. Under the 2004 Plan, the number of authorized shares automatically increases on an annual basis by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors. Accordingly, on January 1, 2008, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 1,500,000 shares to a total of 2,997,296 shares. At the May 2008 Annual Stockholder Meeting, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 2,000,000, and an amended and restated 2004 Plan which eliminated the automatic share increase provision was approved.
     Stock option activity for the nine months ended September 30, 2008 under the 2004 Plan and the 1997 Stock Option/Stock Issuance Plan was as follows:

	Options		Weighted
	Available for	Options	Average Exercise
	Grant	Outstanding	Price per Share
Balance at December 31, 2007	1,497,296	5,060,294	$5.80
Increase in authorized shares	3,500,000	—	—
Options granted	(1,731,594)	1,731,594	$3.41
Options exercised	—	(58,930)	$1.46
Options cancelled	466,894	(466,894)	$5.25

Balance at September 30, 2008	3,732,596	6,266,064	$5.22

     The weighted average fair value of options granted in the nine months ended September 30, 2008 was $2.06 per share.
Note 9. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     The Company adopted certain requirements of SFAS No. 157 effective January 1, 2008. See Note 1, “Organization and Summary of Significant Accounting Policies — Fair Value of Financial Instruments.”
     In October 2008 the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which amends SFAS No. 157-1 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 is effective as of the date of issuance and applicable to prior periods for which financial statements have not yet been issued. Revisions to fair value estimates resulting from the adoption of FSP 157-3 must be accounted for as a change in accounting estimate under SFAS No. 154, but entities need not provide the required disclosures. The adoption of FSP 157-3 did not have a material effect on the Company’s financial position or results of operations.
     Effective January 1, 2008, the Company adopted SFAS No. 159. The Company did not elect the fair value option for its financial assets and liabilities existing at January 1, 2008, nor for its financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s financial position or results of operations. See Note 1, “Organization and Summary of Significant Accounting Policies — Fair Value of Financial Instruments.”
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
Note 10. Subsequent Events
UBS Settlement
     In connection with the failed auctions of the Company’s ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, the Company accepted a settlement with UBS AG pursuant to which UBS AG will issue to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide the Company the right to receive the par value of its ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. The settlement provides that the Company may require UBS to purchase its ARS at par value at any time between June 30, 2010 and July 2, 2012. In addition, UBS or its affiliates may sell or otherwise dispose of some or all of the ARS at its discretion, subject to the obligation to pay the Company the par value of such ARS. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for the settlement, the Company agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. As part of the settlement, and if the Company so requests, UBS Bank USA or an affiliate (collectively, “UBS Bank”) will establish a credit line in an amount up to 75% of the market value of the ARS that the Company pledges as collateral, subject to the Company entering into a Credit Agreement with UBS Bank. The Company has not determined if or when it will avail itself of this credit line. If UBS becomes insolvent or is otherwise unable to meet or fails to meet its contractual obligations under the settlement agreement, there is no assurance that the Company would be able to obtain full, or possibly any, value for its ARS holdings.
Restricted Stock Awards
     On October 15, 2008, the Company granted 397,960 shares of restricted stock awards to non executive employees at the grant date fair value of $2.37 per share.
ESPP share issuance
     On November 3, 2008, the Company issued 69,593 shares of common stock pursuant to the ESPP at an average price of $2.346 per share.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.
     This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-

looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	the conduct, design, progress, timing and scope of clinical trials and development for our drug candidates and potential drug candidates by ourselves or GlaxoSmithKline (“GSK”), including the anticipated dates of data from clinical trials becoming available or being announced or presented;

•	guidance concerning revenues, restructuring charges, research and development expenses and general and administrative expenses;

•	our and our partners’ plans or ability for continued research and development of drug candidates, such as CK-1827452, ispinesib, SB-743921 and GSK-923295, and other compounds, such as our skeletal muscle activators and our smooth muscle myosin inhibitors;

•	our ability to generate clinical data sufficient to result in Amgen Inc. (“Amgen”) exercising its option with respect to CK-1827452 or GSK exercising its option with respect to either or both of ispinesib or SB-743921, or to provide such data within our expected timeframes.

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen and GSK;

•	the properties and potential benefits of our drug candidates and potential drug candidates;

•	the scope, conduct and results of our research and development activities and programs;

•	the utility of our clinical trials programs for our drug candidates in informing future development activities;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the receipt of option fees, milestone payments, royalties and other funds from our partners under strategic alliances, such as with Amgen and GSK;

•	the issuance of shares of our common stock under our committed equity financing facility entered into with Kingsbridge Capital Limited (“Kingsbridge”) in 2007;

•	losses, costs, expenses and expenditures;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	capital requirements and our needs for additional financing;

•	expected future sources of revenue and capital;

•	our ability to realize future value from our auction rate securities, including through UBS AG’s or its affiliates’ purchase, sale or disposition of these securities;

•	future payments under lease obligations and equipment financing lines;

•	increasing the number of our employees and recruiting additional or retaining existing key personnel; and

•	expected future amortization of employee stock-based compensation.
     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, obtaining regulatory approval for, and undertaking production and marketing of our drug candidates, including decisions by GSK to postpone or discontinue research or development activities relating to GSK-923295 or to centromere-associated protein E;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials);

•	the possibility that the U.S. Food and Drug Administration (“FDA”), or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials;

•	our receipt of funds under our strategic alliances, including those funds dependent upon Amgen’s exercise of its option with respect to CK-1827452 and GSK’s exercise of its option with respect to either or both of ispinesib and SB-743921;

•	activities and decisions of, and market conditions affecting, current and future strategic partners and funding sources;

•	our ability to obtain additional financing if necessary;

•	our ability to maintain the effectiveness of our registration statement permitting resale of securities to be issued to Kingsbridge by us under, and in connection with, the 2007 committed equity financing facility;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target;

•	the uncertainty of our ability to obtain and maintain protection for our intellectual property, through patents, trade secrets or otherwise; and

•	our potential infringement or misappropriation of the intellectual property rights of third parties.
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
Overview
     We are a biopharmaceutical company, incorporated in Delaware in 1997, focused on discovering and developing small molecule therapeutics for the potential treatment of cardiovascular diseases and other diseases relating to muscle biology, cancer and other diseases. Our current clinical development activities are primarily directed to advancing multiple drug candidates through clinical trials with the objective of determining the intended pharmacodynamic effect or effects in two principal diseases: heart failure and cancer. Our drug development pipeline consists of a drug candidate, CK-1827452, being developed in both an intravenous and oral formulation for the potential treatment of heart failure; three drug candidates, ispinesib, SB-743921 and GSK-923295, each being developed in an intravenous formulation for the potential treatment of cancer; and a potential drug candidate for the potential treatment of skeletal muscle weakness associated with neuromuscular diseases or other conditions. Our drug candidates and potential drug candidate are all novel small molecules that arose from our research activities and are directed toward the cytoskeleton. We believe our understanding of the cytoskeleton enables us to discover novel and potentially safer and more effective therapeutics.

     Since our inception in August 1997, we have incurred significant net losses. As of September 30, 2008, we had an accumulated deficit of $325.1 million. We expect to incur substantial and increasing losses for the next several years if and to the extent:
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
     We intend to pursue selective strategic alliances and other sources of funding to enable us to maintain financial and operational flexibility.
Cardiovascular
     We have focused our cardiovascular research and development activities on heart failure, a disease most often characterized by compromised contractile function of the heart that impacts its ability to effectively pump blood throughout the body. We have discovered and optimized small molecules that may have the potential to improve cardiac systolic performance by specifically binding to and activating cardiac myosin, a cytoskeletal protein essential for cardiac muscle contraction. This work gave rise to our drug candidate CK-1827452, a novel small molecule cardiac myosin activator. CK-1827452 entered clinical trials in 2006. Based on data from our first-time-in-humans Phase I clinical trial with this drug candidate, in April 2007, we initiated a clinical trials program for CK-1827452, comprised of Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profile of both intravenous and oral formulations of this drug candidate in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. Our goal is to develop CK-1827452 as a potential treatment across the continuum of care in heart failure, both in the hospital setting as an intravenous and an oral formulation for the treatment of acutely decompensated heart failure and in the outpatient setting as an oral formulation for the treatment of chronic heart failure.
     In the first-time-in-humans Phase I clinical trial of CK-1827452 that evaluated a six-hour intravenous infusion of this drug candidate in healthy volunteers, CK-1827452 was well-tolerated and statistically significant and concentration-dependent increases in indices of left ventricular function were demonstrated. In addition, CK-1827452 exhibited generally linear, dose-proportional pharmacokinetics across the dose range studied. The adverse effects at intolerable doses in humans appeared similar to the adverse findings which occurred at similar plasma concentrations in the preclinical safety studies. These effects are believed to be related to an excess of the intended pharmacologic effect, resulting in excessive prolongation of the systolic ejection time, and resolved promptly with discontinuation of the infusions of CK-1827452. The activity of CK-1827452 in this trial was consistent with results from preclinical evaluations of CK-1827452 in normal dogs. Further clinical trials are necessary to determine whether similar results will also be seen in patients with heart failure. We have also conducted and reported data from four other Phase I clinical trials of CK-1827452 in healthy subjects: an oral bioavailability study evaluating both intravenous and oral formulations, and three studies of oral formulations: a drug-drug interaction study, a dose proportionality study and a study evaluating modified-release formulations.

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
     Currently ongoing and recently completed clinical trials of CK-1827452 are as follows:
CK-1827452 (intravenous)
     Phase IIa stable heart failure (safety and tolerability): During the third quarter of 2008, we continued to conduct our ongoing Phase IIa, multi-center, double-blind, randomized, placebo-controlled, dose-escalation clinical trial of CK-1827452 administered intravenously to patients with stable heart failure. The trial’s primary objective is to evaluate the safety and tolerability of CK-1827452. Its secondary objectives are to establish a relationship between the plasma concentration and the pharmacodynamic effects of CK-1827452 and to determine its pharmacokinetics in stable heart failure patients. In addition to routine assessments of vital signs, blood samples and electrocardiographic monitoring, echocardiograms are being performed to evaluate cardiac function at various pre-defined time points. This clinical trial is planned to consist of at least five cohorts of eight patients with stable heart failure. We have completed enrollment of Cohort 4 and are currently enrolling patients in Cohort 5 of this trial. In the first four cohorts, patients underwent four treatment periods, receiving three escalating active doses of CK-1827452 and one placebo treatment randomized into the dose escalation sequence to maintain blinding. In the Cohort 5, patients are planned to undergo two treatment periods, receiving one active dose of CK-1827452 and one placebo treatment. Patients receive a loading infusion to rapidly achieve a target plasma concentration of CK-1827452 during the first hour, followed by a slower infusion intended to maintain that plasma concentration during the remainder of the infusion. The first two cohorts were designed to study a range of target CK-1827452 plasma concentrations, from 90 ng/ml in the lowest dose regimen in Cohort 1 to 650 ng/ml in the highest dose regimen in Cohort 2; Cohorts 3, 4 and 5 were designed to gain experience across the same range of plasma concentrations, but with infusions of a longer duration. In Cohorts 1 and 2, the duration of infusion was one hour; in Cohorts 3 and 4, the duration of infusion was 24 hours. Cohort 5 is similar to Cohorts 3 and 4, which studied doses that targeted plasma concentrations between 175 and 650 ng/ml; however, the duration of infusion is planned to be 72 hours.
     In August 2008, at the European Society of Cardiology Congress, in September 2008, at the annual Heart Failure Society of America Conference and in October 2008, at the 13th Annual Meeting of the Japanese Heart Failure Society, we announced results from interim analyses of this trial. At the time of the most recent interim analysis, 28 patients had been evaluated in this clinical trial (8 patients from each of the completed Cohorts 1, 2 and 3, and 4 patients from Cohort 4). This analysis demonstrated statistically significant correlations between CK-1827452 plasma concentration and increases in systolic ejection time, stroke volume and fractional shortening (each p < 0.0001), cardiac output (p < 0.01) and ejection fraction (p < 0.05). These correlations between CK-1827452 plasma concentration and increases in parameters of cardiac systolic function remained evident after 24 hours of intravenous infusion. In addition, there were statistically significant correlations between CK-1827452 concentration and decreases in heart rate (p < 0.001) and left ventricular end-systolic volume (p < 0.05). Decreases in left ventricular end-diastolic volume were not statistically significant. CK-1827452 was well-tolerated in stable heart failure patients over a range of plasma concentrations during continuous intravenous administration. Although concentration-related increases in ejection time were observed, the proportion of the cardiac cycle dedicated to ejection remained relatively constant, due to the decline in heart rate at higher concentrations. These promising data reflect what we believe is the clinically relevant activity of this novel drug candidate.
     In November 2008, we are scheduled to present data from this trial at the Annual Meeting of the American Heart Association in New Orleans, Louisiana.
     Phase IIa stable heart failure (cardiac catheterization): In September 2008, we initiated an open-label, non-randomized Phase IIa clinical trial designed to evaluate an intravenous formulation of CK-1827452 administered to patients with stable heart failure undergoing clinically indicated coronary angiography in a cardiac catheterization laboratory. Preclinical studies have suggested that CK-1827452 increases ventricular performance in the absence of substantial changes in cardiac muscle oxygen consumption, thereby increasing cardiac muscle efficiency. This clinical trial is designed to investigate this finding further in patients with stable heart failure. In September 2008, a poster outlining the design of this clinical trial was presented at the annual Heart Failure Society of America Conference. The primary objective of this trial is to evaluate the potential effects of CK-1827452 on cardiac muscle efficiency, defined as the ratio of ventricular performance to myocardial oxygen consumption. The secondary objective of this trial is to measure the potential effects of CK-1827452 on ventricular performance, cardiac muscle oxygen consumption, hemodynamics, pressure-volume relationships and systolic ejection time. This trial is designed to enroll two cohorts of patients. The first cohort, consisting of six patients, is planned to undergo a dose-escalation phase, beginning with a target plasma concentration of approximately 280 ng/mL. Based on the tolerability and pharmacodynamic effects observed in this initial cohort, the investigators will select a single dosing regimen for the second cohort, consisting of twelve patients. We are continuing to enroll patients in the first cohort of this trial.
CK-1827452 (intravenous to oral)
     In April 2008, we initiated a double-blind, randomized, placebo-controlled Phase IIa clinical trial designed to evaluate both an intravenous and an oral formulation of CK-1827452 in patients with ischemic cardiomyopathy and angina. The primary objective of this trial is to assess the effect of intravenous CK-1827452 on symptom-limited treadmill exercise tolerance. The secondary objectives of this trial are to assess the tolerability of CK-1827452 administered as an oral formulation, and to evaluate the resulting plasma concentrations. In August 2008, we announced the completion of a protocol-defined interim safety analysis from this trial, which allowed for the progression from Cohort 1 to Cohort 2. The target plasma concentrations in Cohort 1 were 295 ng/mL for the intravenous administration and 184 ng/mL for the oral administration; the target plasma concentrations in Cohort 2 are 550 ng/mL for the intravenous administration and 360 ng/mL for the oral administration. We have completed dosing in Cohort 2. We anticipate that data from this trial will be available in the fourth quarter of 2008.
     CK-1827452 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our cardiovascular program of approximately $5.2 million and $5.6 million for the three months ended September 30, 2008, and September 30, 2007, respectively and, $15.7 million and $17.2 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. We anticipate that our expenditures relating to the research and development of compounds in our cardiovascular program will increase as we advance CK-1827452 through clinical development in 2008. Our expenditures will also increase if Amgen does not exercise its option and we elect to develop CK-1827452 or related compounds independently, or if we elect to co-fund later-stage development of CK-1827452 or other compounds in our cardiovascular program under our collaboration and option agreement with Amgen following Amgen’s exercise of its option. If Amgen elects to exercise its option, it would be responsible for development and commercialization of CK-1827452 and related compounds, subject to our development and commercial participation rights. In addition, we may be eligible to receive precommercialization and commercialization milestone payments of up to $600 million on CK-1827452 and other products arising from the research under the collaboration, as well as escalating royalties based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense. If Amgen elects not to exercise its option on CK-1827452, we may then independently proceed to develop CK-1827452 and the collaboration with Amgen would terminate.
Oncology
     We continue to advance our oncology development programs for our drug candidates ispinesib and SB-743921 as they progressed in Phase I of their respective Phase I/II clinical trials and GSK continued conducting the first-time-in-humans Phase I clinical trial of our drug candidate GSK-923295. These three drug candidates are being developed in connection with our collaboration and license agreement with GSK. This strategic alliance is focused on novel small molecule therapeutics targeting a family of cytoskeletal proteins known as mitotic kinesins for the treatment of cancer. Pursuant to a November 2006 amendment to the GSK collaboration and license agreement, we assumed responsibility, at our expense, for the continued research, development and commercialization of ispinesib and SB-743921, subject to GSK’s option to resume development and commercialization of either or both of ispinesib and SB-743921. This option is exercisable until the end of 2008. For those drug candidates that GSK develops under the strategic alliance, we can elect to co-fund certain later-stage development activities which would increase our potential royalty rates on sales of resulting drugs and provide us with the option to secure co-promotion rights in North America. If we elect to co-fund later-stage development of GSK-923295, the royalty rates to be paid to us for future sales of any resulting drugs would increase, and could result in increased payments to us based on increasing product sales and co-funding by us. If we elect to co-fund later-stage development of ispinesib or SB-743921, the royalty rates to be paid to us for future sales of any resulting drugs would increase to an even higher percentage rate, and could result in increased payments to us, based on increasing product sales and co-funding by us. If we exercise our co-promotion option for one or more of these drug candidates, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.
     In connection with our restructuring in September 2008, we have discontinued our early research activities directed to oncology. We intend to continue to conduct the Phase I portion of our on-going Phase I/II clinical trials for each of ispinesib and SB-743921. At the end of the Phase I portion of each of these trials, we plan to evaluate our future development options for that drug candidate based on the outcome of the Phase I portion and the availability of potential funding.
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
     In September 2008, interim data from the on-going Phase I portion of this trial were presented in a poster at the 2008 American Society of Clinical Oncology Breast Cancer Symposium in Washington, DC. Data were provided for 15 patients who had been enrolled at one of three dose levels of ispinesib (10 mg/m2, 12 mg/m2 and 14 mg/m2) and had completed at least one cycle of treatment. At the time of data analysis, 13 patients were evaluable for safety and efficacy. Tumor response was assessed for an additional two patients subsequently treated at 12 mg/m2. Two of 7 patients treated at the 14 mg/m2 dose level had protocol-defined dose limiting toxicities of transient Grade 3 increases in the liver enzymes ALT and AST following cycle 1, day 15 dosing. As a result of these dose limiting toxicities at 14 mg/m2, the 12 mg/m2 cohort was expanded to 6 patients, and no dose limiting toxicities were observed at the latter dose level. Because the 12 mg/m2 dose level was demonstrated to be tolerable, and because the authors concluded that the dose limiting toxicities of Grade 3 ALT/AST increases at 14 mg/m2 dose level had a questionable temporal relationship to the administration of ispinesib, plans are underway to further evaluate the 14 mg/m2 dose level. The most frequent adverse event was neutropenia, reported in 85% of patients, with 69% of patients experiencing Grade 3 or 4 neutropenia. Other than neutropenia and the Grade 3 ALT/AST increases described above, there were no other Grade 3 or 4 adverse events; no alopecia or neurotoxicity was reported. The best responses observed to date in the Phase I portion of this ongoing Phase I/II clinical trial were investigator-reported reductions of 30% or greater in the sum of the target lesion diameters, reported in 3 patients. One of these patients had an investigator-reported partial response according to the Response Evaluation Criteria in Solid Tumors (“RECIST”). Three patients had investigator-reported stable disease of 4 months or longer according to RECIST. The most common toxicity in this clinical trial observed to date has been neutropenia. No neuropathy, alopecia or Grade 2 or higher gastrointestinal toxicity has been observed in this trial to date. We continue to enroll patients and dose-escalate in the Phase I portion of this Phase I/II clinical trial. In December 2008, we are scheduled to present additional data from the ongoing Phase I portion of this trial at the 31st Annual San Antonio Breast Cancer Symposium in San Antonio, Texas.
     Acute Leukemias, Chronic Myelogenous Leukemia or Advanced Myelodysplastic Syndromes: The NCI has completed enrollment and treatment in a Phase I clinical trial designed to evaluate the safety, tolerability and pharmacokinetic profile of ispinesib as monotherapy administered as a one-hour infusion on days 1, 2 and 3 of a 21-day cycle in adult patients with relapsed or refractory acute leukemias, chronic myelogenous leukemia in blast crisis or advanced myelodysplastic syndromes.
     The clinical trials program for ispinesib may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until and unless the program is successfully completed, regulatory approval is achieved and a drug is commercialized. Ispinesib is at too early a stage of development for us to predict if and when this may occur. The extent to which ispinesib may generate revenues or material net cash flows depends numerous factors, including, but not limited to, the safety and efficacy profile of the drug, receipt of regulatory approvals, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. We have assumed responsibility for funding the research and development costs associated with ispinesib pursuant to the November 2006 amendment to our collaboration and license agreement with GSK. We have initiated a focused development program for ispinesib in the treatment of patients with locally advanced or metastatic breast cancer designed to further define the clinical activity profile of ispinesib in advanced breast cancer patients. If GSK does not exercise its option to resume responsibility for some or all of the development and commercialization activities associated with this drug candidate, and we continue to advance the drug candidate on our own, our expenditures relating to research and development of this drug candidate will increase significantly.
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
     SB-743921 was studied by GSK in a dose-escalating Phase I clinical trial evaluating its safety, tolerability and pharmacokinetics in advanced cancer patients when administered intravenously on a once every 21-day schedule. The observed toxicities at the recommended Phase II dose were manageable. Dose limiting toxicities in this clinical trial consisted predominantly of neutropenia and elevations in hepatic enzymes and bilirubin. Disease stabilization, ranging from 9 to 45 weeks, was observed in seven patients; one patient had a confirmed partial response at the maximum tolerated dose.
     Phase I/II Hodgkin and Non-Hodgkin Lymphoma: In 2006, we initiated, at our expense, an additional clinical trial of SB-743921 in hematologic cancers. We continue to enroll and dose-escalate patients in Phase I of an open-label, non-randomized Phase I/II clinical trial to investigate the safety, tolerability, pharmacodynamics and pharmacokinetic profile of SB-743921 administered as a one-hour infusion on days 1 and 15 of a 28-day schedule in patients with Hodgkin or non-Hodgkin lymphoma, first without, and then with, the addition of granulocyte colony-stimulating factor (“G-CSF”). In June 2008, in association with proceedings at both the ASCO annual meeting and the 10th International Conference on Malignant Lymphoma in Lugano, Switzerland, interim data from the Phase I portion of this trial were presented. At the interim analysis point, 46 patients had been enrolled and 43 patients were treated. Of the treated patients, 43 were evaluable for safety and 28 were evaluable for efficacy. The authors concluded that the pattern of neutropenia onset and recovery support a dosing schedule for SB-743921 of days 1 and 15 of a 28-day cycle. The maximum tolerated dose of SB-743921 was 6 mg/m2 when given days 1 and 15 every 28 days without G-CSF support. This represents a greater dose density (0.43 mg/m2/day) than on the previously studied schedule; i.e., 4 mg/m2 once every 21 days (0.19 mg/m2/day). The only dose limiting toxicity observed without G-CSF was neutropenia; therefore, further dose escalation with empiric, prophylactic G-CSF is ongoing. The trial is currently enrolling at 9 mg/m2. The declines from baseline seen in neutrophil counts on day 8 and 22 without G-

CSF were not observed with 6 mg/m2 plus G-CSF, suggesting further dose escalation with G-CSF may be possible. Grade 3 and 4 toxicities other than neutropenia were uncommon; in particular, no evidence of neuropathy or alopecia was observed. To date, two objective partial responses have been observed in this clinical trial.
     In October 2008 at the EORTC–NCI-AACR International Symposium on Molecular Targets and Cancer Therapeutics, a poster was presented containing preclinical and clinical data on SB-743921. The authors concluded that SB-743921 demonstrated potent activity in preclinical models of diffuse large B-cell lymphoma both in vitro and in vivo, which provides additional scientific rationale for continuing the currently ongoing Phase I/II clinical trial in patients with Hodgkin or non-Hodgkin lymphoma. We continue to enroll and dose-escalate patients in the Phase I portion of this trial. We plan to present additional data from the Phase I portion of this trial in December 2008 at the Annual American Society of Hematology Meeting in San Francisco, California.
     The clinical trials program for SB-743921 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until and unless the program is successfully completed, regulatory approval is achieved and a drug is commercialized. SB-743921 is at too early a stage of development for us to predict when or if this may occur. The extent to which SB-743921 may generate revenues or material net cash flows depends on numerous factors, including, but not limited to, the safety and efficacy profile of the drug, receipt of regulatory approvals, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. The November 2006 amendment to our collaboration and license agreement with GSK provides for us to fund the future development of SB-743921 in all cancer indications, subject to GSK’s option to resume responsibility for some or all development and commercialization activities. As a result of our conduct of our current Phase I/II clinical trial of SB-743921 in hematologic cancers, and any further development activities for SB-743921 we may conduct, our expenditures relating to research and development of this drug candidate will increase significantly.
     If GSK exercises its option for either or both of ispinesib and SB-743921, it will pay us an option fee equal to the costs we independently incurred for the development of that drug candidate, plus a premium intended to compensate us for the cost of capital associated with such costs, subject to an agreed limit for such costs and premium. Upon GSK exercising its option for a drug candidate, we may receive additional precommercialization milestone payments with respect to that drug candidate and increased royalties on net sales of any resulting product, in each case, beyond those contemplated under the original agreement.
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
     Phase I First-Time-in-Humans: During the quarter, GSK continued to enroll patients and dose-escalate in a first-time-in-humans Phase I clinical trial of GSK-923295. This trial is an open-label, non-randomized, dose-finding trial designed to investigate the safety, tolerability, pharmacodynamics and pharmacokinetic profile of GSK-923295 in patients with advanced solid tumors. The initiation of this clinical trial in August 2007 triggered a milestone payment of $1.0 million from GSK to Cytokinetics under our collaboration and license agreement with GSK. An oral presentation at the April 2008 American Association of Cancer Research Annual Meeting highlighted interim clinical data from this trial. The authors concluded that the pharmacokinetics of GSK-923295 were generally dose-proportional over the dose range of 10 to 80 mg/m2 and that intrapatient pharmacokinetics on days 1 and 15 were similar. In October 2008, at the EORTC–NCI-AACR International Symposium, GSK presented a poster that summarized data from this trial for GSK-923295. The authors concluded that the GSK-923295 is well-tolerated at doses evaluated to date.
     Preclinical: At the October 2008 EORTC–NCI-AACR International Symposium, GSK presented two posters containing preclinical data on GSK-923295. The first poster determined that positron emission tomography using 2-[18F]fluoro-s-deoxy-d-glucose imaging may provide a means of evaluating pharmacodynamic activity in patients treated with GSK-923295. The second poster concluded that GSK-923295 has dose-dependent pharmacodynamic activity in Colo205 human xenografts.
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
     The development program for GSK-923295 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this potential drug candidate unless the program is successfully completed, regulatory approval is achieved and a drug is commercialized. GSK-923295 is at too early a stage of development for us to predict when or if this may occur. The extent to which GSK-923295 may generate revenues or material net cash flows depends on numerous factors, including, but not limited to, the safety and efficacy profile of the drug, receipt of regulatory approvals, market acceptance, then-prevailing reimbursement policies, competition and other market conditions. If GSK abandons development of GSK-923295 prior to regulatory approval, we may undertake and fund the clinical development of this drug candidate, or its commercialization, or we may seek a new partner for such clinical development or commercialization, or curtail or abandon such clinical development.
     We recorded research and development expenses for activities relating to our mitotic kinesin programs of approximately $1.9 million and $1.4 million for the three months ended September 30, 2008, and September 30, 2007, respectively, and $5.9 million and $4.3 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. We anticipate that our expenditures relating to the development of ispinesib and SB-743921 will increase significantly if we advance through clinical development. Our expenditures will also increase if GSK does not exercise its option to resume responsibility for some or all of the development and commercialization activities associated with ispinesib and SB-743921, or if we elect to co-fund later-stage development for one or more of ispinesib, SB-743921 and GSK-923295. For those drug candidates and potential drug candidates that GSK develops under the strategic alliance, which currently includes GSK-923295 and which may include either or both of ispinesib and SB-743921 if so elected by GSK pursuant to its option, we may elect to co-fund certain later-stage development activities which would increase our potential royalty rates on sales of resulting drugs and provide us with the option to secure co-promotion rights in North America. We expect that the royalties to be paid on potential future sales, if any, by GSK of each of ispinesib, SB-743921 and GSK-923295 will be based on increasing product sales and our anticipated level of co-funding, if any. If we exercise our co-promotion option, then we will receive reimbursement from GSK for certain sales force costs we incur in support of our commercial activities.
Research and Non-Clinical Development
     In April 2008, we announced the selection of a development compound directed towards the skeletal sarcomere. Preclinical data indicates that this compound is a highly specific small molecule activator of the troponin complex, increasing its sensitivity to calcium, and subsequently leading to an increase in skeletal muscle contractility. This compound has demonstrated encouraging pharmacological activity in non-clinical models that may relate to the potential treatment of skeletal muscle weakness associated with neuromuscular diseases or other conditions. This potential drug candidate is the fifth development compound to emerge from our research activities focused on discovering novel therapeutics directed towards cytoskeletal biology. We are currently conducting non-clinical development activities intended to support a potential filing of an investigational new drug application for this development compound.
     In the third quarter of 2008, we advanced novel smooth muscle myosin inhibitors in lead optimization activities towards the potential selection of one or more development compounds. Company scientists have characterized compounds arising from this research in pharmacology studies and have demonstrated encouraging evidence of potential efficacy for an inhaled formulation of certain of these compounds in preclinical models of disease, such as asthma and pulmonary hypertension.
Development Risks
     The successful development of all of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and estimated costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities. We cannot estimate with certainty any of the foregoing due to the numerous risks and uncertainties associated with developing our drug candidates, including, but not limited to:
•	the uncertainty of the timing of the initiation and completion of patient enrollment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after such trials have been initiated and completed;

•	our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management and funding of clinical trials;

•	the possibility of delays in characterization, synthesis or optimization of potential drug candidates;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of new therapies; and

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility.
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
Research and Development Expenses
     We incur research and development expenses associated with both partnered and unpartnered research activities. Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. Under our amended collaboration and license agreement with GSK, we assumed responsibility for the continued research, development and commercialization of inhibitors of kinesin spindle protein, including ispinesib and SB-743921, and other mitotic kinesins other than centromere-associated protein E, at our sole expense subject to GSK’s option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921, exercisable during a defined period. We also have the option to co-fund certain later-stage development activities for GSK-923295. Our conduct of the development of ispinesib and SB-743921 and the potential exercise of our co-funding option will result in a significant increase in research and development expenses. We expect to incur research and development expenses in the continued conduct of preclinical studies and clinical trials for CK-1827452 and potentially other of our cardiac myosin activator compounds for the treatment of heart failure, and in connection with our research programs in other diseases and the continued refinement and application of our existing and future proprietary drug discovery technologies. Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. From our inception through September 30, 2008, we incurred costs of approximately $66.2 million for research and development activities relating to mitotic kinesin inhibitors, $119.7 million for our cardiac contractility program, $52.2 million for our proprietary technologies and $87.9 million for other research and preclinical programs.
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
Restructuring
     In September 2008, we announced a restructuring plan to realign our workforce and operations in line with a strategic reassessment of our research and development activities and corporate objectives. As a result, we are focusing our research activities to our muscle biology programs while continuing our ongoing clinical trials in heart failure and cancer and discontinuing early research activities directed to oncology. To implement this plan, we reduced our workforce by approximately 29%, or 45 employees, to 112 employees. The affected employees are being provided with severance payments and outplacement assistance.
     We expect to complete all restructuring activities and recognize all anticipated restructuring charges by the first quarter of 2009. All severance payments are expected to be made by December 31, 2008.
     As a result of the restructuring plan, in 2008, we recorded total restructuring charges of $2.3 million for employee severance and benefit related costs and a $0.2 million charge related to the impairment of lab equipment that is held for sale. We expect to record a further $0.1 million of restructuring charges in the fourth quarter of 2008, primarily related to severance and impairment of assets held for sale.
Stock Compensation
     The following table summarizes stock-based compensation related to employee stock options and employee stock purchases for the three months and nine months ended September 30, 2008 and September 30, 2007, which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Research and development	$702	$887	$2,220	$2,215
General and administrative	733	638	2,089	1,947

Stock-based compensation included in operating expenses	$1,435	$1,525	$4,309	$4,162
     As of September 30, 2008, there was $9.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.59 years. In addition, we continue to amortize deferred stock-based compensation recorded prior to adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123R (“SFAS 123R”) for stock options granted prior to the initial public offering. At September 30, 2008, the balance of deferred stock based compensation was $0.1 million, which we expect to amortize in the fourth quarter of 2008.
Income Taxes
     We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which is the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have not recorded an income tax provision in the quarters ended September 30, 2008 or September 30, 2007 because we had a net taxable loss in both of those periods. Given that we have a history of recurring losses, we have recorded a full valuation allowance against our deferred tax assets.
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
Interest and Other Income and Expense
     Interest and other income and expense consist primarily of interest income and interest expense. Interest income is primarily generated from our cash, cash equivalents and long-term investments. Interest expense generally relates to the borrowings under our equipment financing lines.

Results of Operations
Revenues
     We recorded total revenues of $3.1 million and $9.3 million in the third quarter and first nine months of 2008, respectively, compared with total revenues of $4.1 million and $10.5 million, respectively, for the same periods of 2007.
     Research and development revenues from related party refers to revenues from our partner, GSK, which is also a stockholder of the Company. Research and development revenues from GSK were $67,000 and $93,000, respectively, in the third quarter and first nine months of 2008, compared with $1.1 million and $1.3 million, respectively, for the same periods of 2007.
     License revenues from related parties refers to license revenue from our strategic alliances with Amgen and GSK. License revenues for both the third quarter and first nine months of 2008 and 2007 were $3.1 million and $9.2 million, respectively, and represented recognition of the upfront license fee and the premium paid on the common stock purchase by Amgen. As of September 30, 2008, the remaining balance of deferred revenue relating to the upfront license fee and stock purchase premium paid by Amgen was $27.4 million. We are amortizing the Amgen deferred revenue on a straight-line basis over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is four years.
     We anticipate that total revenues for the year ending December 31, 2008 will be approximately $12.0 million.
Research and Development Expenses
     Research and development expenses were $13.5 million and $42.5 million in the third quarter and first nine months of 2008, respectively, up from $13.2 million and $39.4 million for the same periods of 2007, respectively. The increase in the third quarter of 2008 compared to the same period in 2007 was primarily due to an increase of $0.7 million for clinical outsourcing costs as we advanced our clinical trials in cardiovascular disease and cancer, partially offset by a decreases of $0.3 million for personnel related costs. For the first nine months of 2008 compared to the same period in 2007, the increase in research and development was primarily due to an increase of $2.2 million for clinical outsourcing costs and $1.0 million for laboratory related expenses.
     From a program perspective, the increase in spending in the third quarter of 2008 compared to the third quarter of 2007 was due to increases of $0.5 million related to our mitotic kinesin inhibitor program, $0.1 million of proprietary technologies and $0.1 million for our other research and preclinical programs, partially offset by a decrease in spending of $0.4 million for our cardiac contractility program. For the first nine months of 2008 compared to the first nine months of 2007, the increase in research and development spending was due to increases of $1.6 million for our mitotic kinesin inhibitors and $3.3 million for our other research and preclinical programs, partially offset by a decrease of in spending $1.5 million for our cardiac contractility program and $0.3 million for our proprietary technologies.
     Research and development expenses incurred related to the following programs (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Mitotic kinesin inhibitors	$1.9	$1.4	$5.9	$4.3
Cardiac contractility	5.2	5.6	15.7	17.2
Proprietary technologies	0.8	0.7	2.4	2.7
All other research and preclinical programs	5.6	5.5	18.5	15.2

Total research and development expenses	$13.5	$13.2	$42.5	$39.4

     Clinical timelines, the likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We anticipate that we will make determinations as to which early research programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate and available resources. The lengthy process of seeking regulatory approvals and subsequent compliance with applicable regulations requires the expenditure of substantial resources. Any failure by us to obtain and maintain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, could have a material adverse effect on our results of operations.
     We expect research and development expenditures to continue to increase in 2008. We expect to advance research and development of our drug candidate CK-1827452 for the potential treatment of heart failure and clinical development of our drug candidates ispinesib and SB-743921 for the potential treatment of cancer.
General and Administrative Expenses
     General and administrative expenses were $3.8 million and $12.2 million in the third quarter and first nine months of 2008, respectively, compared with $4.1 million and $12.6 million for the same periods of 2007, respectively. The decrease in the third quarter of 2008 was primarily due to a decrease in patent and legal fees of $0.1 million and personnel expenses of $0.1 million. For the first nine months of 2008, the decrease in general and administrative expenses, compared to the same period in 2007, was primarily due to a decrease of $0.4 million in legal expenses, which was partially offset by an increase in outside services of $0.1 million and personnel related costs of $0.1 million.
     We expect that general and administrative expenses for the full year 2008 will increase slightly over 2007.
Restructuring Expenses
     Restructuring expenses were $2.5 million in the third quarter and first nine months of 2008, compared with zero for the same periods of 2007. In September 2008, we announced plans to realign our workforce and operations in line with a strategic reassessment of our research and development activities and corporate objectives. As a result of the restructuring plan, we recorded total restructuring charges of $2.3 million for employee severance and benefit related costs and $0.2 million related to the impairment of lab equipment that is held for sale.
Interest and Other Income and Expense
     Interest and other income was $0.6 million and $2.8 million in the third quarter and first nine months of 2008, respectively, compared with $2.1 million and $6.4 million for the same periods of 2007, respectively. The decrease in interest and other income for the periods in 2008 compared to the same periods in 2007 was due to a decrease in interest income of $1.5 million and $3.6 million in the third quarter and first nine months of 2008, respectively, resulting from lower average balances of cash, cash equivalents and investments and from lower market interest rates earned on these investments.
     Interest and other expense in the third quarter and first nine months of 2008 was $0.1 million and $0.4 million, respectively, compared to $0.2 million and $0.5 million, respectively, for the same periods in 2007. Interest and other expense in all of these periods primarily consisted of interest expense on our equipment financing line of credit.
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
     In addition to the Critical Accounting Policies and Estimates summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we applied significant judgments and estimates in adopting SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). We used a discounted cash flow (“DCF”) model to determine the estimated fair value of our investment in auction rate securities, or ARS, as of September 30, 2008. Due to the lack of observable market quotes on our ARS portfolio, we utilized DCF valuation models that relied exclusively on significant inputs that were generally less observable from objective sources. Our ARS, valued using Level 3 inputs, represent 21 percent of assets measured at fair value under the provisions of SFAS 157. The valuation models used estimates of observable market data including yields or spreads of trading instruments that we believed to be similar or comparable and assumptions that we believed to be reasonable non-observable inputs such as illiquidity premium and likelihood of redemption. The valuation of our ARS is subject to uncertainties that are difficult to predict. Factors that may impact their valuation include changes to credit ratings of the securities and to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.
     Based on this assessment of fair value, as of September 30, 2008, we determined there was a decline in the fair value of our ARS investment of $1.8 million, and deemed the entire decline temporary. This was based on the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and our ability and intent to hold the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. The unrealized losses are reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded in the Statement of Operations, in accordance with our policy and FSP No. FASB 115-1 and FASB 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” As of September 30, 2008 and December 31, 2007, we had not incurred any losses that we deemed other-than-temporary. We will continue to monitor the ARS market and consider its impact, if any, on the fair value of our ARS.
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
     In October 2008 the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which amends SFAS No. 157-1 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 is effective as of the date of issuance and applicable to prior periods for which financial statements have not yet been issued. Revisions to fair value estimates resulting from the adoption of FSP 157-3 must be accounted for as a change in accounting estimate under SFAS No. 154, but entities need not provide the required disclosures. The adoption of FSP 157-3 did not have a material effect on our financial position or results of operations.
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
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $88.9 million at September 30, 2008, down $50.9 million from $139.8 million at December 31, 2007. The decrease was primarily due to the use of cash to fund operations.
     We have received net proceeds from the sale of equity securities of $315.1 million from August 5, 1997, the date of our inception, through September 30, 2008, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of the GSK Agreement in 2001, GSK made a $14.0 million equity investment in the Company. GSK made additional equity investments in the Company in 2003 and 2004 of $3.0 million and $7.0 million, respectively.
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
     As of September 30, 2008, we have received $54.3 million in non-equity payments from GSK and $42 million in non-equity payments from Amgen.
     Under equipment financing arrangements, we received $23.7 million from August 5, 1997, the date of our inception, through September 30, 2008. Interest earned on investments, excluding non-cash amortization of purchase premiums, was $2.5 million in the first nine months of 2008, and $26 million from August 5, 1997, the date of our inception, through September 30, 2008.
     Net cash used by operating activities in the first nine months of 2008 was $48.3 million and primarily resulted from our net loss of $45.5 million.
     Deferred revenue decreased $9.2 million in the first nine months of 2008 to $27.4 million at September 30, 2008, due to the amortization of deferred Amgen license revenue.
     Net cash provided by investing activities was $5.1 million in the first nine months 2008 and primarily represented proceeds from the maturity of investments, net of investment purchases, of $3.2 million, partly offset by funds used to purchase property and equipment of $0.6 million. Restricted cash totaled $2.8 million at September 30, 2008, down from $5.2 million at December 31, 2007, with the decrease due to the contractual semi-annual reduction in the amount of security deposit required by our lender.
     Net cash used by financing activities was $2.8 million in the first nine months of 2008 and primarily represented principal payments of $3.1 million on our lines of credit with General Electric Capital Corporation (“GE Capital”) to fund certain equipment, partially offset by the proceeds of $304.8 million from our employee stock purchase plan and $85.8 million from exercised stock options. In August 2007, we secured a new line of credit with GE Capital of up to $3.0 million to finance certain equipment until September 30, 2008. The line of credit is subject to our Master Security Agreement with GE Capital, dated February 2001 and as amended on March 24, 2005. Under the terms of the equipment financing line, funds borrowed by us from GE Capital are collateralized by our property and equipment purchased with such borrowed funds and other collateral. To date we have borrowed no funds under the August 2007 line.
     As of September 30, 2008, our investment portfolio included $18.2 million of AAA/Aaa rated student loan ARS, consisting of government-supported municipal debt obligations. The ARS, with total par value of $20.0 million, were classified as long-term investments because of the inability to determine when our investments in ARS would settle. Typically the fair value of ARS approximates par value due to the frequent resets through the auction process. We earn interest on our ARS at the contractual rates, however, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, the estimated fair value of ARS no longer approximates par value. We have recorded an unrealized loss of $1.8 million associated with our ARS as a component of stockholders’ equity.
     These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. As of December 31, 2007, there were no ARS in an unrealized loss position and there were no failed auctions associated with our ARS through that date. Our ARS with auction reset dates prior to February 13, 2008 had successful auctions at which their interest rates were reset. In February 2008, we liquidated $3.2 million of our auction rate securities at par, which were classified as short-term investment as of December 31, 2007. The recent uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates since February 2008. Consequently, the investments are not currently liquid. In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG will issue to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide us the right to receive the par value of its ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. The settlement provides that UBS or its agents may sell or otherwise dispose of our ARS at its discretion, so long as we receive a payment of par value upon any sale or disposition. If the ARS are not sold by UBS on our behalf, we may at any time during the period of June 30, 2010 through July 2, 2012, require UBS Securities LLC and UBS Financial Services Inc., as agents for UBS AG, to purchase our ARS at par value. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for the settlement, we agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. As part of the settlement, and if we so request, UBS Bank USA or an affiliate (collectively, “UBS Bank”) will establish a credit line in an amount up to 75% of the market value of the ARS that we pledge as collateral, subject to our entering into a Credit Agreement with UBS Bank. We have not determined if or when we will avail ourselves of this credit line. If UBS becomes insolvent or is otherwise unable to meet or fails to meet its contractual obligations under the settlement agreement, there is no assurance that we would be able to obtain full, or possibly any, value for our ARS holdings.
     As of September 30, 2008, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to
	One Year	Three Years	Five Years	Total
Operating leases	$3,076	$6,097	$3,721	$12,894
Equipment financing line	2,460	2,771	310	5,541

Total	$5,536	$8,868	$4,031	$18,435

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
     We believe that our existing cash and cash equivalents and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 12 months. If, at any time, our prospects for financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future co-development arrangements may require us to forego certain commercial rights to future drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.
Off-balance Sheet Arrangements
     As of September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
     Our drug candidates are in the early stages of clinical testing, and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We have incurred operating losses in each year since our inception in 1997 due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. We expect to incur increasing losses for at least several more years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs. If our drug candidates fail or are significantly delayed in clinical trials or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.
We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for at least several years, if ever.
     We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy to the FDA and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. CK-1827452, our drug candidate for the potential treatment of heart failure, and ispinesib, SB-743921 and GSK-923295, our drug candidates for the potential treatment of cancer, are currently our only drug candidates in clinical trials and we cannot be certain that the clinical development of these or any future drug candidate will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

We currently finance and plan to continue to finance our operations through the sale of equity, strategic alliances and debt financings, which may result in additional dilution to our stockholders, relinquishment of valuable technology rights or the imposition of restrictive covenants, or which may cease to be available on favorable terms or at all.
     We have funded all of our operations and capital expenditures with proceeds from private and public sales of our equity securities, strategic alliances with GSK, Amgen, AstraZeneca and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, potential payments from GSK and Amgen, interest earned on investments, proceeds from equipment financings and potential proceeds from our 2007 committed equity financing facility with Kingsbridge will be sufficient to meet our projected operating requirements for at least the next 12 months. To meet our future cash requirements, we may raise funds through public or private equity offerings, strategic alliances or debt financings. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds through debt financing, the financing may involve covenants that restrict our business activities. In addition, such funding, if needed, may not be available to us on favorable terms, or at all. If we can not raise the funds we need on favorable terms, or at all, our ability to conduct our business will be significantly harmed and we may need to discontinue certain research and development activities, and our stock price could be negatively affected.
Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.
     Prior to receiving approval to commercialize any of our drug candidates, we must adequately demonstrate to the FDA and foreign regulatory authorities that the drug candidate is both sufficiently safe and effective with substantial evidence from well-controlled clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and possibly following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and they may never be. In addition, for each of our current preclinical compounds, we must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to file an investigational new drug application (“IND”) with the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. If our current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.
     All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if these applications are or have been filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. For example, although preclinical testing indicated that ispinesib causes tumor regression in a variety of tumor types, to date, Phase II clinical trials of ispinesib have not shown clinical activity in a number of different tumor types. Similarly, Phase I clinical trials in healthy volunteers and clinical results from Phase I and II trials in patients are not necessarily indicative of the results of later-stage clinical trials that are necessary to establish whether a drug candidate is safe and effective for the applicable indication. In addition, the clinical trials for any of our drug candidates may not be designed with focus on the appropriate indications, tumor types, patient populations, dosing regimens, safety or efficacy parameters, or other variables to provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. For example, in a number of two-stage Phase II clinical trials designed to evaluate the safety and efficacy of ispinesib as monotherapy in the first- or second-line treatment of patients with different forms of cancer, ispinesib did not satisfy the criteria for advancement to Stage 2. Also, the methods we select to assess particular safety or efficacy parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other alternative methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.
     Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects observed in preclinical studies for some compounds in a particular research and development program may also occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient (“API”) itself or from impurities or degradants that are present in the API or could form over time in the formulated drug candidate or the API. These toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to our drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. For example, in clinical trials of ispinesib, the most commonly observed dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In a Phase I clinical trial of CK-1827452, intolerable doses of CK-1827452 were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in cardiac troponins I and T, which are markers of possible myocardial injury. If these or other adverse effects are severe or frequent enough to outweigh the potential efficacy of a drug candidate, our clinical trials for that drug candidate may be halted, delayed or interrupted. Furthermore, the FDA or other regulatory authorities could deny approval of that drug candidate for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials with our drug candidates at any time. Even if one or more of our drug candidates were approved for sale as drugs, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of those drugs. Indications of potential adverse effects or toxicities which do not seem significant during the course of clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug is used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any resulting drugs, may significantly harm our business and negatively affect our stock price.
     Clinical trials are expensive, time-consuming and subject to delay.
     Clinical trials are subject to rigorous regulatory requirements and are very expensive, difficult and time-consuming to design and implement, especially in the heart failure and cancer indications that we are pursuing. According to industry studies, the entire drug development and testing process takes on average 12 to 15 years, and the fully capitalized resource cost of new drug development averages approximately $800 million. However, individual clinical trials and individual drug candidates may incur a range of costs or time demands above or below this average. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use of the drug candidate and safety concerns. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but they may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:
•	delays in obtaining, or inability to obtain, regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners deem necessary for the appropriate and timely development of our drug candidates and commercialization of any resulting drugs;

•	delays in identifying and reaching agreement, or inability to identify and reach agreement, on acceptable terms with prospective clinical trial sites;

•	delays or additional costs in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use;

•	slower than expected rates of patient recruitment and enrollment, including as a result of competition for patients with other clinical trials; limited numbers of patients that meet the enrollment criteria; patients’, investigators’ or trial sites’ reluctance to agree to the requirements of a protocol; or the introduction of alternative therapies or drugs by others;

•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;

•	an investigational review board (“IRB”) may require changes to a protocol that then require approval from regulatory agencies and other IRBs, or regulatory authorities may require changes to a protocol that then require approval from the IRBs;

•	for clinical trials conducted in foreign countries, the time and resources required to identify, interpret and comply with foreign regulatory requirements or changes in those requirements, and political instability or natural disasters occurring in those countries;

•	lack of effectiveness of our drug candidates during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial materials;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.
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
     The development of drug candidates is complicated, and we currently have limited resources to carry out drug development. Pursuant to our collaboration and option agreement with Amgen, we are responsible for conducting Phase IIa clinical development for our drug candidate CK-1827452. We cannot engage another strategic partner for CK-1827452, except in Japan, until Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452 or its option expires. If Amgen elects not to exercise its option, we currently do not have an alternative strategic partner for that drug candidate. Pursuant to our amended collaboration and license agreement with GSK, we are responsible for conducting clinical development for our drug candidates ispinesib and SB-743921. Currently, we rely on GSK to conduct preclinical and clinical development for GSK-923295. We cannot engage another strategic partner for ispinesib or SB-743921 until GSK’s option to conduct later-stage clinical development for those drug candidates expires. If GSK elects to terminate its development activities with respect to GSK-923295, or not to exercise its option to conduct later-stage clinical development for either of ispinesib or SB-743921, we currently do not have an alternative strategic partner for these drug candidates.
     We are conducting clinical trials, at our expense, for CK-1827452, ispinesib and SB-743921. We rely on contractors for the manufacture and distribution of clinical supplies. If we continue to conduct clinical trials for any of these drug candidates without support from a strategic partner, we will need to develop additional skills, technical expertise and resources necessary to carry out these development activities on our own or through the use of other third parties, such as contract research organizations (“CROs”), and will incur significant costs.
     We utilize CROs for our clinical trials within and outside of the United States. We do not have control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves, and therefore may not complete their respective activities on schedule. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable local laws. Our CRO’s failure to carry out development activities on our behalf according to our requirements and the FDA’s or other regulatory agencies’ standards and in accordance with applicable laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited.
     If we fail to develop the additional skills, technical expertise and resources necessary to carry out the development of our drug candidates or to effectively manage our CROs carrying out this development, or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.
If we fail to enter into and maintain successful strategic alliances for our drug candidates, potential drug candidates or research and development programs, we will have to reduce, delay or discontinue our advancement of those drug candidates, potential drug candidates and programs or increase our expenditures.
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
     Our collaboration and option agreement with Amgen grants it an option relating to development and commercialization rights for CK-1827452. Amgen’s option is exercisable during a defined period, the ending of which is dependent upon the satisfaction of certain conditions, primarily the delivery of Phase I and Phase IIa clinical trials data for CK-1827452 in accordance with an agreed development plan, the results of which reasonably support its progression into Phase IIb clinical development. Amgen can exercise its option during a defined period by paying us a specified option fee. We may be unable to provide to Amgen the necessary data to inform its decision as to whether to exercise its option within our anticipated timeframe, or at all, or Amgen may dispute whether we have provided sufficient information and data to require Amgen to decide whether to exercise its option. In addition, Amgen may elect not to exercise its option, irrespective of the data that we provide. If Amgen elects not to exercise its option for CK-1827452, we would have to seek an alternative strategic partner for the CK-1827452 development program. However, we may not be able to negotiate and enter into such a strategic alliance on acceptable terms, if at all. Without a strategic partner, we would have to limit the size or scope of, or delay or discontinue, development of CK-1827452 or undertake and fund that development ourselves. If we elect to continue to conduct development on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. Further, a decision by Amgen not to exercise its option could negatively affect our stock price.
If GSK does not exercise its option for either or both of ispinesib and SB-743921, we will have to reduce, delay or discontinue our development of those drug candidates or increase our expenditures.
     Our collaboration and license agreement with GSK grants it an option relating to development and commercialization rights for either or both of ispinesib and SB-743921. GSK’s option is exercisable until the end of 2008. GSK can exercise its option during a defined period by paying us a specified option fee. We may be unable to provide to GSK the necessary data to inform its decision as to whether to exercise its option within our anticipated timeframe, or at all. In addition, GSK may elect not to exercise its option, irrespective of the data that we provide. If GSK elects not to exercise its option for either or both of ispinesib and SB-743921, we would have to seek an alternative strategic partner for these programs. However, we may not be able to negotiate and enter into such strategic alliances on acceptable terms, if at all. Without a strategic partner, we would have to limit the size or scope of, or delay or discontinue, one or both of these programs or undertake and fund these programs ourselves. If we elect to continue to conduct either program on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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
     In particular, if the initial results of some of its early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of GSK-923295 or certain of the potential clinical trials for GSK-923295, even if the actual number of patients treated at that time is relatively small. If GSK abandons GSK-923295, it would result in a delay in or prevent us from commercializing GSK-923295, and would delay or prevent our ability to generate revenues. Disputes may arise between us and GSK, which may delay or cause the termination of any GSK-923295 clinical trials, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of GSK-923295 does not progress for these or any other reasons, we would not receive further milestone payments from GSK with respect to GSK-923295. If GSK abandons development of GSK-923295 prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for clinical development or commercialization, curtail or abandon that clinical development or commercialization, or undertake and fund the clinical development of GSK-923295 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct that development or commercialization ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.
The success of our development activities depends in part on the performance of our strategic partners, over which we have little or no control.
     Our ability to commercialize drugs that we develop with our partners and that generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. Our partners may not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In particular, we are relying on GSK to conduct clinical development of GSK-923295. GSK may modify its plans to conduct that clinical development or may not proceed diligently with that clinical development. In addition, if GSK exercises its option with respect to either or both of ispinesib and SB-743921, or if Amgen exercises its option with respect to CK-1827452, they will then be responsible for the clinical development of those respective drug candidates. We do not control the clinical development being conducted or that may be conducted in the future by GSK or Amgen, including the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of complete data concerning those clinical trials, which may impact our ability to report on their results. If our partners fail to perform diligently, our potential for revenue from drugs developed through our strategic alliances, if any, could be dramatically reduced.
We have no manufacturing capacity and depend on our strategic partners or contract manufacturers to produce our clinical trial drug supplies for each of our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.
     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we rely on GSK to conduct these activities for the ongoing clinical development of GSK-923295. For CK-1827452, ispinesib and SB-743921, we rely on a limited number of contract manufacturers, and, in particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development. If any of our existing or future contract manufacturers fail to perform as agreed, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.
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
     In addition, our existing and future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our drug candidates. If a natural disaster, business failure, strike or other difficulty occurs, we may be unable to replace these contract manufacturers in a timely or cost-effective manner and the production of our drug candidates would be interrupted, resulting in delays and additional costs.
     Switching manufacturers or manufacturing sites may be difficult and time-consuming because the number of potential manufacturers is limited. In addition, before a drug from any replacement manufacturer or manufacturing site can be commercialized, the FDA must approve that site. That approval would require new testing and compliance inspections. A new manufacturer or manufacturing site also would have to be educated in, or develop substantially equivalent processes for, production of our drugs and drug candidates. It may be difficult or impossible to transfer certain elements of a manufacturing process to a new manufacturer or for us to find a replacement manufacturer on acceptable terms quickly, or at all, either of which would delay or prevent our ability to develop drug candidates and commercialize any resulting drugs.
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
     Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of these patents, our ability to enforce our existing patents and to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards which the U.S. Patent and Trademark Office (“PTO”) and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. Thus, we cannot be sure that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot be sure that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products, or will afford us a commercial advantage over competitive products. For example:
•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	some or all of our or our licensors’ pending patent applications may not result in issued patents or the issued claims may be narrower than initially anticipated;

•	our and our licensors’ issued patents may not provide a basis for commercially viable drugs or therapies, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties;

•	our or our licensors’ patent applications or patents may be subject to interference, opposition or similar administrative proceedings;

•	we may not develop additional proprietary technologies or drug candidates that are patentable; or

•	the patents of others may prevent us or our partners from discovering, developing or commercializing our drug candidates.
     Patent protection is afforded on a country by country basis. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States. Many companies have encountered significant difficulties in protecting and defending intellectual property rights in foreign jurisdictions. Some of our development efforts are performed in countries outside of the United States through third party contractors. We may not be able to effectively monitor and assess intellectual property developed by these contractors; therefore, we may not appropriately protect this intellectual property and could thus lose valuable intellectual property rights. In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective of intellectual property rights as in the United States. Therefore, we may be unable to acquire and protect intellectual property developed by these contractors to the same extent as if these development activities were being conducted in the United States. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.
     Under our license agreement with the University of California and Stanford University, we have obtained a license to certain United States patents and pending United States and foreign patent applications relating to certain of our research activities. If we fail to fulfill our obligations under this license agreement, including certain diligence obligations, this agreement may be terminated, in which case we would no longer have a license to these patents or to future patents that may issue from the pending applications. This may impair our ability to continue to practice the research methods covered by the issued patents, which could harm our business. Alternatively, our license rights may become non-exclusive, which would allow the University of California and Stanford University to grant third parties the right to practice those patents.
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
     Changes in either the patent laws or their interpretation in the United States or other countries may diminish the value of our intellectual property or our ability to obtain patents. For example, the U.S. Senate is currently considering a bill that could change U.S. law regarding, among other things, post-grant review of issued patents and the calculation of damages once patent infringement has been determined by a court of law. If enacted into law, these provisions could severely weaken patent protection in the United States. Recently, the PTO adopted new rules that were to become effective on November 1, 2007, regarding processes for obtaining patents in the United States. However, a permanent injunction preventing implementation of the new rules has been issued. This decision is now being appealed. The new rules are numerous and complex and, if made effective, generally are expected to make it more difficult for patent applicants to obtain patents, especially with regard to pharmaceutical products and processes. If these rules changes become effective, they would likely make it more difficult for us and others to obtain patent protection in the United States for any future drug candidates.
     If one or more products resulting from our drug candidates is approved for sale by the FDA and we do not have adequate intellectual property protection for those products, competitors could duplicate them for approval and sale in the United Sates without repeating the extensive testing required of us or our partners to obtain FDA approval. Regardless of any patent protection, the FDA is prohibited under current law from approving any generic version of a product for at least five years after it has approved that product. When that period expires, or if it is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient for us to block the manufacture, use or sale of that generic version in the United States. Without sufficient patent protection, the applicant for a generic version of our product would only be required to conduct a relatively inexpensive study to show that its product is bioequivalent to our product, and would not have to repeat the clinical trials that we or our partners conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries of products that duplicate our products.
     We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we endeavor to use reasonable efforts to protect our trade secrets, our or our partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed by those individuals may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we were to pursue a claim that a third party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop information equivalent to our trade secrets, it will be more difficult for us to enforce our rights and our business could be harmed.
     If we are not able to defend the patent or trade secret protection position of our technologies and drug candidates, then we will not be able to exclude competitors from developing or marketing competing drugs, and we may not generate enough revenue from product sales to justify the cost of development of our drugs and to achieve or maintain profitability.

If we are sued for infringing third party intellectual property rights, it will be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business.
     Our ability to commercialize drugs depends on our ability to use, manufacture and sell those drugs without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the therapeutic areas in which we are developing drug candidates and exploring for new potential drug candidates. In addition, because patent applications can take several years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates may infringe. There may also be existing patents that our drug candidates may inadvertently infringe.
     Currently, we are aware of an issued U.S. patent and at least one pending U.S. patent application assigned to Curis, Inc. (“Curis”), relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis U.S. patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain quinazolinone compounds. Curis also has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof and/or methods of their use. Two of the Australian applications have been allowed and two of the European applications have been granted. We have opposed the granting of certain of these patents to Curis in Europe and in Australia. One of the European patents which we opposed was recently revoked and is no longer valid in Europe. Curis has appealed this decision.
     Curis or a third party may assert that the manufacture, use, importation or sale of ispinesib may infringe one or more of these patents. We believe that we have valid defenses against the issued U.S. patent owned by Curis if it were to be asserted against us. However, we cannot guarantee that a court would find these defenses valid or that any additional oppositions would be successful. We have not attempted to obtain a license to these patents. If we decide to seek a license to these patents, we cannot guarantee that such a license would be available on acceptable terms, if at all.
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
     If a third party claims that our actions infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including, but not limited to:
•	infringement and other intellectual property claims that, even if meritless, can be costly and time-consuming to litigate, delay the regulatory approval process and divert management’s attention from our core business strategy;

•	substantial damages for past infringement which we may have to pay if a court determines that our drugs or technologies infringe a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our drugs or technologies unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights.
     If any of these events occur, it could significantly harm our business and negatively affect our stock price.
We may become involved in disputes with our strategic partners over intellectual property ownership, and publications by our research collaborators and clinical investigators could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, would have a significant impact on our business.
     Inventions discovered under our strategic alliance agreements become jointly owned by our strategic partners and us in some cases, and the exclusive property of one of us in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and clinical investigators generally have contractual rights to publish data arising from their work, subject to our prior review. Publications by our research collaborators and clinical investigators relating to our research and development programs, either with our permission or in contravention of their agreements with us, could benefit our current or potential competitors and may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.
We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
     Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending these claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential drugs, which could significantly harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management.
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
     To date, our drug candidates have been manufactured in small quantities for preclinical studies and early-stage clinical trials. In order to conduct larger scale or late-stage clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drugs may be delayed or there may be a shortage in supply, which could significantly harm our business.
We currently have no marketing or sales staff, and if we are unable to enter into or maintain strategic alliances with marketing partners or if we are unable to develop our own sales and marketing capabilities, we may not be successful in commercializing our potential drugs.
     We currently have no sales, marketing or distribution capabilities. We plan to commercialize ourselves drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and with supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs. If we determine not to market on our drugs on our own, we will depend on strategic alliances with third parties, such as GSK and Amgen, which have established distribution systems and direct sales forces to commercialize them. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize these drugs. To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues and business will suffer and the price of our common stock could decrease.
Our failure to attract and retain skilled personnel could impair our drug development and commercialization activities.
     Our business depends on the performance of our senior management and key scientific and technical personnel. The loss of the services of any member of our senior management or key scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identifying suitable replacements. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us. In addition, if and as our business grows, we will need to recruit additional executive management and scientific and technical personnel. There is currently intense competition for skilled executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. Our inability to attract and retain sufficient scientific, technical and managerial personnel could limit or delay our product development activities, which would adversely affect the development of our drug candidates and commercialization of our potential drugs and growth of our business.
Our workforce reductions in September 2008 and any future workforce and expense reductions may have an adverse impact on our internal programs and our ability to hire and retain skilled personnel.
     In September 2008, we reduced our workforce by approximately twenty-nine percent in order to reduce expenses and to focus on research activities in our muscle biology programs and advancing drug candidates in our clinical pipeline. These headcount reductions and the cost control measures we have implemented may negatively affect our productivity and limit our research and development activities. For example, as part of this strategic restructuring, we are discontinuing our early research activities in oncology. Our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce reductions. In light of our continued need for funding and cost control, we may be required to implement future workforce and expense reductions, which could further limit our research and development activities. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business.
Risks Related To Our Industry
Our competitors may develop drugs that are less expensive, safer or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.
     We compete with companies that are also developing drug candidates that focus on the cytoskeleton, as well as companies that have developed drugs or are developing alternative drug candidates for cardiovascular diseases, cancer and other diseases for which our compounds may be useful treatments. For example, if CK-1827452 or any other of our compounds is approved for marketing by the FDA for heart failure, that compound could compete against current generically available therapies, such as milrinone, dobutamine or digoxin or newer marketed drugs such as nesiritide, as well as potentially against other novel drug candidates in development, such as levosimendan, which is marketed by Abbott Laboratories in a number of countries outside of the United States; istaroxamine, which is being developed by Debiopharm Group; rolofylline, which is being developed by Merck & Co. Inc.; bucindolol, which is being developed by ARCA biopharma, Inc.; and CD-NP, which is being developed by Nile Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.
     Similarly, if approved for marketing by the FDA, depending on the approved clinical indication, our anti-cancer drug candidates such as ispinesib, SB-743921 and GSK-923295 could compete against existing cancer treatments such as paclitaxel, docetaxel, vincristine, vinorelbine, navelbine, ixabepilone and potentially against other novel anti-cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck & Co., Inc., Eli Lilly and Company, Bristol-Myers Squibb, Array Biopharma Inc., ArQule, Inc. and others are conducting research and development focused on kinesin spindle protein and other mitotic kinesins. In addition, Bristol-Myers Squibb, Merck & Co., Inc., Novartis, Genentech, AstraZeneca, Hoffman-La Roche Ltd., Eisai, Inc. and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.
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
     If our competitors market drugs that are less expensive, safer or more efficacious than our potential drugs, or that reach the market sooner than our potential drugs, we may not achieve commercial success. In addition, the life sciences industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change we may be unable to compete effectively. Our competitors may render our technologies obsolete by improving existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.
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
     Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process. Despite the time and efforts exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:
•	they might determine that a drug candidate is not be safe or effective;

•	they might not find the data from preclinical testing and clinical trials sufficient;

•	they might not approve our or our contract manufacturer’s processes or facilities; or

•	they might change their approval policies or adopt new regulations.
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
     Any regulatory approvals that we or our partners receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or require potentially costly post-marketing follow-up studies. In addition, if the FDA or foreign regulatory agencies approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, or the discovery that adverse effects or toxicities observed in preclinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug or withdrawal of the drug from the market.
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
     Even if one or more of our drugs is approved for sale, the commercial success of our drugs in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for our drugs by the medical profession for use by their patients, which is highly uncertain. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for our drugs. They may not view our drugs as cost-effective and reimbursement may not be available to consumers or may be insufficient to allow our drugs to be marketed on a competitive basis. If we are unable to obtain adequate coverage and reimbursement for our drugs, our ability to generate revenue may be adversely affected. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of coverage and reimbursement for our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our drugs may cause our revenue to decline.
We may be subject to costly product liability or other liability claims and may not be able to obtain adequate insurance.
     The use of our drug candidates in clinical trials may result in adverse effects. We currently maintain product liability insurance. We cannot predict all the possible harms or adverse effects that may result from our clinical trials. We may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim excluded from, or beyond the limit of, our insurance coverage. Our insurance does not cover third parties’ negligence or malpractice, and our clinical investigators and sites may have inadequate insurance or none at all. In addition, in order to conduct clinical trials or otherwise carry out our business, we may have to contractually assume liabilities for which we may not be insured. If we are unable to look to our own or a third party’s insurance to pay claims against us, we may have to pay any arising costs and damages ourselves, which may be substantial.
     In addition, if we commercially launch drugs based on our drug candidates, we will face even greater exposure to product liability claims. This risk exists even with respect to those drugs that are approved for commercial sale by the FDA and foreign regulatory agencies and manufactured in licensed and regulated facilities. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties that we have agreed to indemnify could incur liability, or that third parties that have agreed to indemnify us do not fulfill their obligations. Even if we are ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may create adverse publicity, all of which would impair our ability to generate sales of the affected product as well as our other potential drugs. Moreover, product recalls may be issued at our discretion or at the direction of the FDA and foreign regulatory agencies, other governmental agencies or other companies having regulatory control for drug sales. If product recalls occur, they are generally expensive and often have an adverse effect on the reputation of the drugs being recalled and of the drug’s developer or manufacturer.

Responding to any claims relating to improper handling, storage or disposal of the hazardous chemicals and radioactive and biological materials we use in our business could be time-consuming and costly.
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
     In addition, our partners may use hazardous materials in connection with our strategic alliances. To our knowledge, their work is performed in accordance with applicable biosafety regulations. In the event of a lawsuit or investigation, however, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials used by these parties. Further, we may be required to indemnify our partners against damages and other liabilities arising out of our development activities or drugs produced in connection with these strategic alliances, which could be costly and time-consuming and distract management.
Our facilities in California are located near an earthquake fault, and an earthquake or other types of natural disasters, catastrophic events or resource shortages could disrupt our operations and adversely affect our results.
     All of our facilities and our important documents and records, such as hard copies of our laboratory books and records for our drug candidates and compounds and our electronic business records, are located in our corporate headquarters at a single location in South San Francisco, California near active earthquake zones. In the event of a natural disaster, such as an earthquake or flood, a catastrophic event such as a disease pandemic or terrorist attack or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster recovery plan, and could therefore experience a significant business interruption. Our partners and other third parties on which we rely may also be subject to business interruptions from such events. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.
Risks Related To an Investment in Our Securities
We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or at or above your investment price.
     The stock market, particularly in recent months and years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates for the potential treatment of heart failure or cancer, including the current and proposed clinical trials for CK-1827452 for heart failure, ispinesib for breast cancer and leukemia, SB-743921 for Hodgkin and non-Hodgkin lymphoma, and GSK-923295 for cancer, and including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points;

•	announcements concerning our strategic alliances with Amgen, GSK or future strategic alliances, including, but not limited to, announcements concerning Amgen’s option relating to CK-1827452 and GSK’s option relating to either or both of ispinesib and SB-743921;

•	announcements concerning clinical trials;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry or in the stock market generally.
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
     As of October 31, 2008, our executive officers, directors and their affiliates beneficially owned or controlled approximately 25.4% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (“SEC”) regulations and NASDAQ Stock Market LLC rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of these costs. For example, compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. While our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2007, our internal control over financial reporting was effective, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.
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
     We hold interest-bearing student loan auction rate securities (“ARS”) that represent investments in pools of assets. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par value. The recent uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, these investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the outstanding securities, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS range from 2036 to 2045. To date, we have recorded $1.3 million of unrealized loss in other comprehensive income (loss) related to the ARS that we hold in our investment portfolio. However, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters. This could adversely impact our results of operations and financial condition. Furthermore, in light of auction failures associated with our ARS, we re-classified our ARS as long-term investments due to the uncertainty associated with the timing of our ability to access the funds underlying these investments. We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS. However, if we are unable to access the funds underlying or secured by these investments in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely effected.
We may not be able to recover the value of our ARS under our settlement agreement with UBS AG.
     In accepting the settlement offer from UBS AG relating to the failed auction of our ARS, we agreed to give up certain rights and accept certain risks. Under this settlement, UBS AG will issue to Cytokinetics Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights will entitle us to require UBS AG to purchase our ARS, through UBS Securities LLC and UBS Financial Services Inc. (the “UBS Entities”) as agents for UBS AG, from June 30, 2010 through July 2, 2012 (the “Exercise Period”) at a price equal to the liquidation preference of the ARS plus accrued but unpaid interest, if any (“par value”). In connection with the ARS Rights, we granted to the UBS Entities the right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to, our ARS on our behalf at its discretion, so long as we receive a payment of par value upon any sale or disposition. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. If our ARS are sold through the UBS Entities, we will cease to receive interest or dividends on these ARS. We may not be able to reinvest the cash proceeds of any sale of these ARS at the same interest rate or dividend yield currently being paid to us with respect to our ARS.

     While we entered into the settlement in expectation that UBS AG will fulfill its obligations in connection with the ARS Rights, UBS AG may not have sufficient financial resources to satisfy these obligations. The United States and worldwide financial markets have recently experienced unprecedented volatility, particularly in the financial services sector. While UBS AG has stated that it believes it has the financial resources necessary to perform its obligations under the ARS Rights, UBS AG may not be able to maintain the financial resources during the course of the Exercise Period necessary to satisfy its obligations with respect to the ARS Rights in a timely manner or at all. The obligations of UBS AG under the ARS Rights are not secured by the assets of UBS AG or otherwise and are not guaranteed by any other entity. UBS AG is not required to obtain any financing to support its obligations. If UBS AG is unable to perform its obligations under the settlement, we will no longer have the certainty as to the liquidity or value for our ARS. In addition, UBS AG is a Swiss bank and all or a substantial portion of its assets are located outside the United States. As a result, it may be difficult for us to serve legal process on UBS AG or its management or have any of them appear in a U.S. court. Judgments based solely on the U.S. securities laws may not be enforceable in Switzerland. As a result, if UBS AG fails to fulfill its obligations, we may not be able to effectively seek recourse against it.
     In consideration for the settlement, we agreed to release UBS AG, the UBS Entities, and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of our ARS, other than consequential damages. Even if UBS AG fails to fulfill its obligations in connection with the settlement, this release may still be held to be enforceable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     We made no repurchases of our common stock during the nine months ended September 30, 2008. As of September 30, 2008, there were no remaining shares of common stock subject to repurchase by us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION
     In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG will issue to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide us the right to receive the par value of our ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. The settlement provides that UBS or its agents may sell or otherwise dispose of our ARS, on our behalf at its discretion, so long as we receive a payment of par value upon any sale or disposition. If the ARS are not sold by UBS on our behalf, we may at any time during the period of June 30, 2010 through July 2, 2012, require UBS Securities LLC and UBS Financial Services Inc. (the “UBS Entities”), as agents for UBS AG, to purchase our ARS at par value. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for the settlement, we agreed to release UBS AG, the UBS Entities, and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. As part of the settlement, and if we so request, UBS Bank USA or an affiliate (collectively, “UBS Bank”) will establish a credit line in an amount up to 75% of the market value of the ARS that we pledge as collateral, subject to our entering into a Credit Agreement with UBS Bank. We have not determined if or when we will avail ourselves of this credit line. If UBS becomes insolvent or is otherwise unable to meet or fails to meet its contractual obligations under the settlement agreement, we may be unable to obtain full, or possibly any, value for our ARS holdings.
ITEM 6. EXHIBITS

Exhibit
Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Common Stock Certificate.

Exhibit
Number		Exhibit Description
4.2	(1)	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Company.

4.3	(1)	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.

4.4	(1)	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.

4.5	(3)	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.

4.6	(3)	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.

4.7	(4)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.8	(5)	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.

4.9	(5)	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.

10.1	(6)	Form of Indemnification Agreement between the Company and each of its directors and executive officers.

10.68	(6)	Form of Executive Employment Agreement between the Company and its executive officers.

10.69	(6)	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert I. Blum.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on August 5, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2008	CYTOKINETICS, INCORPORATED (Registrant)
/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon Barbari
Sharon Barbari
Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number;		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Common Stock Certificate.

4.2	(1)	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Company.

4.3	(1)	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.

4.4	(1)	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.

4.5	(3)	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.

4.6	(3)	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.

4.7	(4)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.8	(5)	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.

4.9	(5)	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.

10.1	(6)	Form of Indemnification Agreement between the Company and each of its directors and executive officers.

10.68	(6)	Form of Executive Employment Agreement between the Company and its executive officers.

10.69	(6)	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert I. Blum.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on August 5, 2008.