Form 10-K
period 2008-12-31
CYTOKINETICS INC
filed 2009-03-12
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50633
CYTOKINETICS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-3291317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Robert I. Blum
President and Chief Executive Officer
280 East Grand Avenue
South San Francisco, CA 94080
(650) 624-3000
(Address, including zip code, or registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $129.7 million computed by reference to the last sales price of $3.71 as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2008. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 27, 2009 was 53,219,291 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K
Year Ended December 31, 2008

INDEX

PART I

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2009;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the results from the clinical trials that we have conducted with CK-1827452, and whether such results may result in Amgen Inc. (“Amgen”) exercising its option with respect to CK-1827452;

•	the initiation, progress, timing and scope of clinical trials and development activities for our drug candidates and potential drug candidates by ourselves or our partners, including the anticipated timing for initiation of clinical trials and anticipated dates of data becoming available or being announced from clinical trials;

•	the advancement of potential drug candidates into preclinical studies and clinical trials;

•	our and our partners’ plans or ability for the continued research and development of our drug candidates and potential drug candidates, such as CK-1827452, ispinesib, SB-743921, GSK-923295 and CK-2017357;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen and GlaxoSmithKline (“GSK”);

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and potential drug candidates;

•	the focus, scope and size of our research and development activities and programs;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	our receipt of milestone payments, royalties and other funds from our partners under strategic alliances, such as with Amgen and GSK;

•	the issuance of shares of our common stock under our committed equity financing facility entered into with Kingsbridge Capital Limited (“Kingsbridge”) in 2007;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under lease obligations and equipment financing lines;

•	potential competitors and competitive products;

•	increasing the number of our employees and recruiting additional key personnel;

•	expected future amortization of employee stock-based compensation; and

•	our ability to sell equipment held for sale and the timing of such sales.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	our ability to obtain additional financing;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates, including decisions by GSK to postpone or discontinue research or development activities relating to GSK-923295;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of preclinical studies or clinical trials may not be indicative of future clinical trials results);

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	our receipt of funds under our strategic alliances, including those funds dependent upon Amgen’s potential exercise of its option with respect to CK-1827452;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to maintain the effectiveness of our registration statement permitting resale of securities to be issued to Kingsbridge by us under, and in connection with, our 2007 committed equity financing facility;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise; and

•	potential infringement by us of the intellectual property rights or trade secrets of third parties.

In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document. Operating results reported are not necessarily indicative of results that may occur in future periods.

When used in this report, unless otherwise indicated, “Cytokinetics,” “the Company,” “we,” “our” and “us” refers to Cytokinetics, Incorporated.

CYTOKINETICS, and our logo used alone and with the mark CYTOKINETICS, are registered service marks and trademarks of Cytokinetics. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.

Item 1.	Business

Overview

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our current research and development programs relating to the biology of muscle function are directed to small molecule modulators of the contractility of cardiac, skeletal and smooth muscle. Our cardiac muscle contractility program is focused on cardiac muscle myosin, a motor protein that powers cardiac muscle contraction. Our lead drug candidate from this program, CK-1827452, is a novel cardiac muscle myosin activator. CK-1827452 entered Phase IIa clinical trials for the treatment of heart failure in 2007. We have granted Amgen an option for an exclusive license to develop and commercialize CK-1827452 world-wide, except Japan, subject to our development and commercialization participation rights. Further details regarding our strategic alliance with Amgen can be found below in Item 1 of this report under “Muscle Contractility Focus — Cardiac Muscle Contractility Program — Amgen Collaboration and Option Agreement.”

In April 2008, we announced the selection of a potential drug candidate, CK-2017357, an activator of the skeletal muscle sarcomere, the basic unit of skeletal muscle contraction. We believe CK-2017357 may be useful in treating diseases or medical conditions associated with skeletal muscle weakness or wasting. We have also designated a second, structurally distinct skeletal muscle sarcomere activator for development as a backup compound to CK-2017357. Both of these compounds activate the skeletal muscle troponin complex, which is a set of regulatory proteins that modulates the contractility of the skeletal sarcomere.

In January 2009, we announced the selection of a potential drug candidate that modulates smooth muscle contractility. This compound is a direct inhibitor of smooth muscle myosin, the motor protein central to the contraction of smooth muscle, that causes the relaxation of contracted smooth muscle. Specifically intended for inhaled delivery applications, this compound may be developed as a potential treatment for pulmonary arterial hypertension and diseases associated with bronchoconstriction.

Our initial research activities were directed to mitotic kinesins, a family of cytoskeletal motor proteins involved in the process of cell division, or mitosis. This research produced three drug candidates currently in clinical testing for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. Ispinesib and SB-743921 are structurally distinct inhibitors of kinesin spindle protein and GSK-923295 is an inhibitor of centromere-associated protein E. We are currently conducting the Phase I portion of a Phase I/II clinical trial of ispinesib as monotherapy as a first-line treatment in chemotherapy-naïve patients with locally advanced or metastatic breast cancer and the Phase I portion of a Phase I/II trial of SB-743921 in patients with non-Hodgkin or Hodgkin lymphoma. Under a strategic alliance established in 2001, GSK is conducting a Phase I clinical trial with GSK-923295. Further details regarding our strategic alliance with GSK can be found below in Item 1 of this report under “Oncology Program: Mitotic Kinesin Inhibitors — GSK Strategic Alliance.”

Following is a summary of the status of our drug candidates and potential drug candidates. All development is being conducted by Cytokinetics, except where otherwise noted:

Muscle Contractility Programs

Mode of
Compound	Administration	Development Stage	Potential Indication(s)	Planned 2009 Activities

CK-1827452 * (cardiac muscle myosin activator)	oral, intravenous	Phase II	heart failure	• initiate a Phase IIa pharmacokinetic clinical trial of a modified release and an immediate release formulation in Q2 2009
• initiate 1st Phase IIb clinical trial in mid-2009
• continue Phase IIa clinical trial in heart failure patients undergoing cardiac catheterization

CK-2017357 (skeletal sarcomere activator)	oral	IND-enabling studies	Diseases and conditions associated with muscle weakness or wasting, e.g., amyotrophic lateral sclerosis, sarcopenia, cachexia	• submit IND • initiate Phase I clinical trial in healthy volunteers

smooth muscle myosin inhibitor	inhaled	IND-enabling studies	pulmonary arterial hypertension, asthma, chronic obstructive pulmonary disease	• continue IND-enabling studies

*	CK-1827452 is being developed by Cytokinetics, subject to Amgen’s option to develop and commercialize world-wide, except Japan.

Oncology Programs

Mode of
Compound	Administration	Development Stage	Potential Indication(s)	Planned 2009 Activities
ispinesib (kinesin spindle protein inhibitor)	intravenous	Phase I	breast cancer	• continue Phase I of a Phase I/II clinical trial

SB-743921 (kinesin spindle protein inhibitor)	intravenous	Phase I	Hodgkin and non-Hodgkin lymphomas	• continue Phase I of a Phase I/II clinical trial

GSK-923295 ** (centromere-associated protein E inhibitor)	intravenous	Phase I	cancer	• GSK to continue Phase I clinical trial in patients with advanced, refractory solid tumors
• GSK anticipated to initiate a Phase II clinical trial

**	GSK-923295 is being developed by GSK under our strategic alliance.

All of our drug candidates and potential drug candidates have grown out of our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. We believe that this focus and the resulting knowledge and expertise that we have developed, especially with our proprietary technologies that permit us to evaluate the function of cytoskeletal proteins in high information content biological assays, has allowed us to increase the efficiency of our drug discovery activities. Our research and development activities since our inception in 1997 have produced four drug candidates currently in clinical testing and three potential drug candidates currently in preclinical development. Each of has a novel mechanism of action compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a robust area for drug discovery. We intend to leverage our experience in muscle contractility in order to expand our current pipeline, and expect to continue to be able to identify additional potential drug candidates that may be suitable for clinical development.

Our Corporate Strategy

Our strategy is to discover, develop and commercialize novel drug products that modulate muscle function in ways that may benefit patients with disorders that cause serious diseases or medical conditions, with the goal of establishing a fully integrated biopharmaceutical company. We intend to achieve this by:

•	Focusing on drug discovery and development activities relating to the biology of muscle function. We intend to capitalize on the knowledge and expertise we acquired in each of our cardiac, smooth and skeletal muscle research and development programs. In these programs, we are investigating potential treatments for diseases or medical conditions where dysregulation of the contractile function of muscle plays a key role and may be amenable to treatment by modulation of muscle contractility, such as heart failure and medical conditions associated with skeletal muscle weakness or wasting.

•	Leveraging our cytoskeletal expertise and proprietary technologies to increase the speed, efficiency and yield of our drug discovery and development processes. We believe that our unique understanding of the cytoskeleton and our proprietary research technologies should enable us to discover and potentially to develop drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs. We expect that we may be able to leverage our expertise in muscle contractility to develop programs that relate to other muscle functions and similarly may impact serious medical diseases and conditions. This may facilitate our building a diversified pipeline of drug candidates in a cost-effective way while managing risk.

•	Building development and commercialization capabilities directed at concentrated markets. We focus our drug discovery and development activities on disease areas where there are serious unmet medical needs. In particular, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as hospital specialists, that may be addressed by a smaller, targeted sales force. In this manner, we believe that a company with limited resources may be able to compete effectively against larger, more established companies with greater financial and commercial resources. For these opportunities, we intend to develop clinical development and sales and marketing capabilities with the goal of becoming a fully-integrated biopharmaceutical company.

•	Establishing select strategic alliances to support our drug development programs while preserving significant development and commercialization rights. We believe that such alliances may allow us to obtain financial support and to capitalize on the therapeutic area expertise and resources of our partners that can potentially accelerate the development and commercialization of our drug candidates. Where we deem appropriate, we plan to retain certain rights to participate in the development of drug candidates and commercialization of potential drugs arising from our alliances, so that we can expand and capitalize on our internal development capabilities and build our commercialization capabilities.

Muscle Contractility Focus

Our long-standing interest in the cytoskeleton has led us to focus our research and development activities on the biology of muscle function, and in particular, small molecule modulation of muscle contractility. We believe that our expertise in the modulation of the contractility of each of cardiac, skeletal and smooth muscle is an important differentiator for us. Our established preclinical and clinical expertise in muscle contractility may position us to discover and develop additional novel therapies that have the potential to improve the health of patients with severe and debilitating diseases or medical conditions.

Small molecules that affect muscle contractility may have several applications for a variety of serious diseases and medical conditions. For example, heart failure is a disease often characterized by impaired cardiac muscle contractility which may be treated by modulating the contractility of cardiac muscle; certain neuromuscular diseases and medical conditions associated with muscle weakness may be amenable to treatment by enhancing the contractility of skeletal muscle; hypertension is a disease in which elevated blood pressure may be decreased by relaxation of the arterial smooth muscle; and asthma is a disease in which constriction of the airways may be treated by relaxation of the airway smooth muscle.

Because each muscle type may be relevant to multiple diseases or medical conditions, we believe we can leverage our expertise in each of cardiac, skeletal and smooth muscle contractility to more efficiently discover and develop as potential drugs compounds that modulate the applicable muscle type for multiple indications. In addition, muscle has biological functions other than contractility. Accordingly, our knowledge and expertise could also serve as an entry point to the discovery of novel treatments for disorders involving muscle functions other than muscle contractility, such as muscle metabolism and energetics.

We are currently developing four small molecule compounds arising from our muscle contractility programs. CK-1827452, a novel cardiac muscle myosin activator, is currently in Phase IIa clinical trials for the potential treatment of heart failure. CK-2017357 is our lead potential drug candidate from our skeletal muscle contractility program. We are evaluating the potential indications for which this compound may be useful. These may include skeletal muscle weakness associated with neuromuscular diseases and other medical conditions characterized by skeletal muscle weakness or wasting. We plan to submit an investigational new drug application (“IND”) with the FDA to initiate a Phase I clinical trial for CK-2017357 in 2009. We have selected a second potential drug candidate from this program that may serve as a backup compound to CK-2017357. We are also developing an inhaled inhibitor of smooth muscle myosin as a bronchodilator, which is currently in IND-enabling studies. We are continuing to conduct discovery, characterization and lead optimization activities for other compounds with the potential to modulate muscle contractility and other muscle functions.

Cardiac Muscle Contractility Program

Overview.  Our cardiac muscle contractility program is focused on the cardiac sarcomere, the basic unit of muscle contraction in the heart. The cardiac sarcomere is a highly ordered cytoskeletal structure composed of cardiac muscle myosin, actin and a set of regulatory proteins. This program is currently directed towards the discovery and development of small molecule cardiac muscle myosin activators with the goal of developing novel drugs to treat acute and chronic heart failure. Cardiac muscle myosin is the cytoskeletal motor protein in the cardiac muscle cell. It is directly responsible for converting chemical energy into the mechanical force, resulting in cardiac muscle contraction. This program is based on the hypothesis that activators of cardiac muscle myosin may address certain adverse properties of existing positive inotropic agents. Current positive inotropic agents, such as beta-adrenergic receptor agonists or inhibitors of phosphodiesterase activity, increase the concentration of intracellular calcium, thereby increasing cardiac sarcomere contractility. However, the increase in calcium levels increases the velocity of cardiac muscle contraction and shortens systolic ejection time, which has been linked to potentially life-threatening side effects. In contrast, our novel cardiac muscle myosin activators work by a mechanism that directly stimulates the activity of the cardiac muscle myosin motor protein, without increasing the intracellular calcium concentration. They accelerate the rate-limiting step of the myosin enzymatic cycle and shift it in favor of the force-producing state. Rather than increasing the velocity of cardiac contraction, this mechanism instead lengthens the systolic ejection time, which results in increased cardiac muscle contractility and cardiac output in a potentially more oxygen-efficient manner.

Background on Heart Failure Market.  Heart failure is a widespread and debilitating syndrome affecting millions of people in the United States. The high and rapidly growing prevalence of heart failure translates into significant hospitalization rates and associated societal costs. It is estimated that in 2006, 5.5 million patients in the United States suffered from chronic heart failure. Approximately 4.5 million patients in the United States had a hospital discharge diagnosis of heart failure in 2007, of which over 2.4 million had a primary or secondary diagnosis of heart failure. These numbers are increasing due to the aging of the U.S. population and an increased likelihood of survival following acute myocardial infarctions. The costs to society attributable to the prevalence of heart failure are high, especially as many chronic heart failure patients suffer repeated acute episodes. Despite currently available therapies, readmission rates for heart failure patients over the age of 65 are as high as 42% within one year of hospital discharge. Mortality rates over the five-year period following a diagnosis of heart failure are approximately 60%. The limited effectiveness of current therapies points to the need for therapeutics that offer improved efficacy without increased adverse events, thus decreasing morbidity and mortality rates among this patient population. The annual cost of heart failure to the U.S. health care system is estimated to be $35 billion dollars. A portion of that cost is attributable to drugs used to treat each of chronic and acute heart failure. Sales of drugs to treat chronic heart failure reached almost $2.5 billion in 2006 while sales of drugs to treat acute heart failure reached over $350 million in 2007.

CK-1827452.  Our lead drug candidate from this program is CK-1827452, a novel cardiac muscle myosin activator. CK-1827452 has been the subject of a clinical trials program, initiated in 2007, comprised of Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profile of both intravenous and oral formulations of this drug candidate in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. Our goal is to develop CK-1827452 as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting.

In 2006, we reported that in the first-time-in-humans Phase I clinical trial of CK-1827452 administered intravenously in healthy volunteers, CK-1827452 demonstrated statistically significant and concentration-dependent increases in indices of left ventricular function over a range of well-tolerated doses and plasma concentrations. In addition, CK-1827452 exhibited generally linear, dose-proportional pharmacokinetics across the dose range studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time. However, these effects resolved promptly with discontinuation of the infusions of CK-1827452.

A Phase I oral bioavailability study of CK-1827452 in healthy volunteers conducted in 2006 demonstrated an oral bioavailability of approximately 100%, with no first-pass metabolism by the liver observed. Because the oral formulation of CK-1827452 used in this study was found to be rapidly absorbed, we are pursuing the development of modified release oral formulations of CK-1827452 to achieve a reduced rate of drug absorption without significantly affecting the overall bioavailability.

The following clinical trials of CK-1827452 were conducted or completed during 2008:

CK-1827452 (intravenous)

Phase IIa stable heart failure (safety and tolerability):  Throughout 2008, we continued to conduct our ongoing Phase IIa clinical trial of CK-1827452 administered intravenously to patients with stable heart failure. The trial’s primary objective is to evaluate the safety and tolerability of CK-1827452. Its secondary objectives are to establish a relationship between the plasma concentration and the pharmacodynamic effects of CK-1827452 and to determine its pharmacokinetics in stable heart failure patients. This clinical trial was planned to consist of five cohorts of eight patients with stable heart failure. We have completed treatment of Cohort 5 of this trial. In the first four cohorts, patients underwent four treatment periods, receiving three escalating active doses of CK-1827452, with one placebo treatment randomized into the dose escalation sequence to maintain blinding. In Cohort 5, patients had two treatment periods, receiving an active dose of CK-1827452 in one treatment period and a placebo treatment in the other.

We presented interim data from this trial at several scientific meetings in 2008, most recently at the Scientific Sessions of the American Heart Association in November 2008. The presentation included data from 28 patients (eight patients from each of Cohorts 1, 2 and 3 and four patients from Cohort 4), and showed statistically significant effects in measures of cardiac function. Specifically, these interim analyses demonstrated statistically significant increases in systolic ejection time and fractional shortening at CK-1827452 plasma concentrations greater than 100 ng/mL, and statistically significant increases in stroke volume at CK-1827452 plasma concentrations greater than 200 ng/mL. There were also statistically significant increases in ejection fraction at CK-1827452 plasma concentrations greater than 300 ng/mL when ejection fraction was calculated by a hybrid method in which stroke volume, measured using Doppler technology, was divided by the left ventricular end-diastolic volume, measured using two-dimensional echocardiography. In addition, the data demonstrated statistically significant correlations between increasing CK-1827452 plasma concentration and increases in systolic ejection time, stroke volume, fractional shortening, ejection fraction and cardiac output and between increasing CK-1827452 plasma concentration and decreases in supine and standing heart rate and left ventricular end-systolic volume. In this trial, CK-1827452 was well-tolerated in stable heart failure patients over a range of plasma concentrations during continuous intravenous administration. These data reflect what we believe is the clinically relevant activity of this novel drug candidate. We anticipate presenting final data from this clinical trial at the Annual Meeting of the American College of Cardiology in March 2009.

Phase IIa stable heart failure (cardiac catheterization):  Preclinical studies have suggested that CK-1827452 increases ventricular performance in the absence of substantial changes in cardiac muscle oxygen consumption, thereby increasing cardiac muscle efficiency. In 2008, we initiated an open-label, non-randomized Phase IIa clinical trial designed to evaluate CK-1827452 administered intravenously to patients with stable heart failure undergoing clinically indicated coronary angiography in order to corroborate this preclinical finding in humans. In September 2008, a poster outlining the design of this clinical trial was presented at the annual Heart Failure Society of America Conference. The first cohort, consisting of six patients, is planned to undergo a dose-escalation phase, beginning with a target plasma concentration of approximately 280 ng/mL. Based on the tolerability and pharmacodynamic effects observed in this initial cohort, the investigators will select a single dosing regimen for the second and final cohort of twelve patients. We are continuing to enroll patients in the first cohort of this trial.

CK-1827452 (oral):

Phase I drug-drug interaction:  In June 2008 and December 2008, we announced results from a Phase I clinical trial in healthy male subjects evaluating the potential for certain drug-drug interactions mediated by the drug-metabolizing enzymes cytochrome P450 3A4 and cytochrome P450 2D6. Results showed that there were no clinically important differences observed between subjects who were extensive or poor metabolizers with respect to their defined genotype for cytochrome P450 2D6. No clinically meaningful pharmacokinetic drug-drug interactions with either ketoconazole, a potent inhibitor of cytochrome P450 3A4, or diltiazem, a moderate inhibitor of cytochrome P450 3A4, were identified in either extensive metabolizer or poor metabolizer subjects with respect to cytochrome P450 2D6.

Phase I oral single to multi-dose:  In June 2008, we announced final results from a Phase I clinical trial evaluating CK-1827452 administered as a single oral dose and as multiple oral doses of 10 mg and 30 mg strength capsules. The primary objective of this study was to evaluate the safety and tolerability of CK-1827452 after a single oral dose and after multiple oral doses to steady-state in healthy men and women. The secondary objectives of this study were to evaluate the pharmacokinetics of CK-1827452 after a single oral dose and after multiple oral doses to steady-state and to compare the pharmacokinetic parameters between healthy men and women. CK-1827452 was well-tolerated in the trial, with no drug-related serious adverse events. Dose-proportionality between the 10 mg and 30 mg dose levels was observed in both men and women, both after a single dose and after multiple doses to steady-state, with similar pharmacokinetics observed in men and women.

Phase I modified release:  In June 2008, we announced results from a Phase I clinical trial evaluating the pharmacokinetics and relative bioavailability of three different oral modified release prototype formulations of CK 1827452, as compared to the immediate release formulation, in healthy male subjects. The single-dose pharmacokinetics of each of these formulations, in both the fasted and fed states, demonstrated that, as compared to the immediate release formulation, they reduced the maximum CK-1827452 plasma concentration and elevated the trough plasma concentration without a substantial effect on overall bioavailability. This resulted in a smaller range of fluctuation in plasma concentrations as compared to oral dosing with the immediate release formulation. We have selected one prototype modified release formulation to proceed forward into further clinical testing.

CK-1827452 (intravenous-to-oral):

Phase IIa ischemic cardiomyopathy and angina (safety and tolerability):  In April 2008 we initiated, and in December 2008 we announced, results from a double-blind, randomized, placebo-controlled Phase IIa clinical trial designed to evaluate an intravenous and an oral formulation of CK-1827452 in patients with ischemic cardiomyopathy and angina. The primary objective of this trial was to assess the effect of intravenous CK-1827452 on symptom-limited treadmill exercise tolerance. The secondary objective of this trial was to assess the tolerability and resulting plasma concentrations of CK-1827452 administered as an oral formulation. The trial was designed to evaluate two cohorts of 45 patients, each with ischemic cardiomyopathy and angina and an ejection fraction of less than or equal to 35 percent. In each cohort, patients whose symptom-limited exercise tolerance during an infusion of double-blind study drug did not deteriorate relative to a baseline treadmill exercise test received either CK-1827452 or placebo administered orally for seven days. CK-1827452 plasma levels were measured during the infusions and before and one hour after the final oral dose. Patients in the first cohort were randomized in a 2-to-1 ratio to CK-1827452 versus placebo, at a dose level intended to target a maximum plasma concentration of 295 ng/ml during the infusion and 184 ng/ml during oral dosing. Patients in the second cohort were randomized in a 2-to-1 ratio to CK-1827452 versus placebo, at a dose level intended to target a plasma concentration of 550 ng/ml during the infusion and 368 ng/ml during oral dosing.

A total of 94 patients were enrolled and treated in this clinical trial; 29 patients received placebo, 31 received CK-1827452 at the lower dose level, and 34 received CK-1827452 at the higher dose level. The primary safety endpoint was defined as stopping an exercise treadmill test during double-blind treatment with CK-1827452 or placebo due to unacceptable angina at an exercise stage earlier than at baseline. This endpoint was observed in one patient receiving placebo and did not occur in any patient receiving CK-1827452 at either dose level. Twenty-one of 27 unique adverse events observed in this trial were reported as mild in severity, 4 were reported as moderate and 2 were reported as severe. Of the 94 patients treated, 19 reported at least one unique adverse event at any time during the trial: 5 patients on placebo; 2 patients on the lower dose level of CK-1827452; and 12 patients on the higher dose level of CK-1827452, who reported a total of 18 unique adverse events (15 of which were reported as mild in severity). The 2 severe adverse events were the only serious adverse events reported. Both occurred in the same patient, who received intravenous CK-1827452 in Cohort 2. Both these events were judged by the investigator to have been unrelated to treatment with CK-1827452. We anticipate that final data from this clinical trial will be presented in 2009.

Planned Clinical Development.  We believe the safety data from our Phase IIa clinical trial evaluating the safety and tolerability of CK-1827452 in patients with ischemic cardiomyopathy and angina, together with the improvements in systolic function observed in our Phase IIa clinical trial evaluating the safety and tolerability of CK-1827452 in stable heart failure patients, support the progression of CK-1827452 into Phase IIb clinical development. In mid-2009, we anticipate the initiation of a Phase IIb clinical trial of CK-1827452 in chronic heart failure outpatients at increased risk for death and hospitalization. In the second quarter of 2009, we anticipate initiating an additional Phase IIa clinical trial designed to evaluate the pharmacokinetics of both a modified release and an immediate release formulation of CK-1827452 in patients with heart failure.

Amgen Collaboration and Option Agreement.  In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including CK-1827452. The agreement provides Amgen with a non-exclusive license and access to certain technology. The agreement also granted Amgen an option to obtain an exclusive license world-wide, except Japan, to develop and commercialize CK-1827452 and other drug candidates arising from the collaboration. Amgen’s option is exercisable during a defined period, the ending of which is dependent upon the satisfaction of certain conditions, primarily our delivery of certain Phase I and Phase IIa clinical data for CK-1827452 in accordance with an agreed development plan, the results of which may reasonably support its progression into Phase IIb clinical development. In February 2009, we announced that we believe we completed delivery of this data to Amgen. Prior to the exercise or expiration of Amgen’s option, we are responsible for conducting all development activities for CK-1827452, at our own expense.

To exercise its option, Amgen would pay an exercise fee of $50.0 million and thereafter would be responsible for the development and commercialization of CK-1827452 and related compounds, at its expense, subject to Cytokinetics’ development and commercialization participation rights. Following exercise of the option, the agreement provides for potential pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on CK-1827452 and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote CK-1827452 in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense. If Amgen elects not to exercise its option to CK-1827452, we may then independently proceed to develop and commercialize CK-1827452, ourselves or with one or more other partners.

Skeletal Muscle Contractility Program

Overview.  Our skeletal muscle contractility program is focused on the activation of the skeletal sarcomere, the basic unit of skeletal muscle contraction. The skeletal sarcomere is a highly ordered cytoskeletal structure composed of skeletal muscle myosin, actin, and a set of regulatory proteins, which include the troponins and tropomyosin. This program leverages our expertise developed in our ongoing discovery and development of cardiac sarcomere activators, including the cardiac muscle myosin activator CK-1827452.

Our skeletal sarcomere activators have demonstrated pharmacological activity that may lead to new therapeutic options for diseases and medical conditions associated with aging, muscle weakness and wasting and neuromuscular dysfunction. The clinical effects of muscle weakness and wasting, fatigue and loss of mobility can range from decreased quality of life to, in some instances, life-threatening complications. By directly improving skeletal muscle function, a small molecule activator of the skeletal sarcomere potentially could enhance functional performance and quality of life in patients suffering from diseases or medical conditions characterized or complicated by muscle weakness or wasting. These could include, but are not limited to, neuromuscular diseases such as amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s disease, cachexia in connection with heart failure or cancer, claudication, sarcopenia and general frailty associated with aging.

Potential drug candidates.  In April 2008, we announced that we had selected CK-2017357 as the lead potential drug candidate from this program. We expect to submit an IND with the FDA to initiate a Phase I clinical trial of CK-2017357 in healthy volunteers in 2009. In January 2009, we announced that we had selected another compound from this program as a backup development compound to CK-2017357. CK-2017357 and its backup development compound are structurally distinct small molecule activators of the skeletal sarcomere. These potential drug candidates act on the troponin regulatory complex of the skeletal sarcomere. Activation of the troponin complex increases its sensitivity to calcium, leading to an increase in skeletal muscle contractility. This mechanism of action has demonstrated encouraging pharmacological activity in preclinical models.

Ongoing research in skeletal muscle activators.  Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research with our existing series of skeletal sarcomere activators to explore the potential applications of this novel approach in preclinical studies. In addition, we have a research program aimed at the discovery and validation of other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere.

Smooth Muscle Contractility Program

Overview.  Smooth muscle is a non-striated form of muscle that is found in the circulatory, respiratory, digestive and genitourinary organ systems and is responsible for the contractile properties of these tissues. Because the contractile elements in non-striated muscle are not arranged into sarcomeres, the regulation of smooth muscle is different from that in cardiac and skeletal muscles. Smooth muscle contractility is driven by smooth muscle myosin, a cytoskeletal motor protein that is directly responsible for converting chemical energy into mechanical force. Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstriction and pulmonary vascular constriction and may have application for indications such as pulmonary arterial hypertension, asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have demonstrated pharmacological activity in preclinical models of systemic vascular constriction. Smooth muscle myosin inhibitors administered orally may have application in systemic hypertension

Potential drug candidate.  In January 2009, we announced that we had selected a lead potential drug candidate from this program for advancement. This compound is a small molecule direct inhibitor of smooth muscle myosin. By inhibiting the function of the myosin motor protein central to smooth muscle contraction, this compound directly leads to the relaxation of contracted smooth muscle. Specifically intended for inhaled delivery applications, this potential drug candidate has demonstrated encouraging pharmacological activity in preclinical models as a novel mechanism vasodilator and bronchodilator. This data suggests that it may be useful as a potential treatment of diseases such as pulmonary arterial hypertension, asthma or chronic obstructive pulmonary disease. This potential drug candidate is currently in IND-enabling studies.

Ongoing research in smooth muscle myosin inhibitors.  We are continuing to conduct early research activities to develop direct smooth muscle myosin inhibitor compounds for systemic administration for potential use in acute or chronic settings. Our research focus is to differentiate our compounds from existing drugs that are vasodilators that act by indirectly causing smooth muscle relaxation, such as commonly used calcium channel blockers. We are particularly interested in potential applications for our compounds where the benefits of currently available treatments are constrained by adverse side effects or limited effectiveness. For example, we are exploring the possible benefits of our smooth muscle inhibitors with respect to end-organ damage in the context of the potential treatment of systemic hypertension.

Oncology Program: Mitotic Kinesin Inhibitors

We currently have three drug candidates in clinical trials for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. All of these arose from our earlier research activities directed to the role of the cytoskeleton in cell division and were progressed under our strategic alliance with GSK. This strategic alliance was established in 2001 to discover, develop and commercialize novel small molecule therapeutics targeting mitotic kinesins for applications in the treatment of cancer and other diseases. Mitotic kinesins are a family of cytoskeletal motor proteins involved in the process of cell division, or mitosis. Under this strategic alliance, we focused primarily on two mitotic kinesins: kinesin spindle protein (“KSP”) and centromere-associated protein E (“CENP-E”).

We are currently conducting a Phase I/II clinical trial for each of ispinesib and SB-743921. Each of these is a structurally distinct small molecule that specifically inhibits KSP, interrupting cancer cell division and causing cell death. GSK’s option to acquire a license to ispinesib and SB-743921 expired at the end of 2008. As a result, we have retained all rights to develop and commercialize ispinesib and SB-743921, subject to certain royalty obligations to GSK. We intend to complete the Phase I portion of our clinical trials for each of ispinesib and SB-743921. We are seeking a strategic partner for the future development and commercialization of these drug candidates.

GSK-923295 specifically inhibits CENP-E, interrupting cancer cell division and causing cell death. GSK is currently conducting a Phase I clinical trial of GSK-923295 in connection with our strategic alliance. We are conducting translational research directed to CENP-E jointly with GSK.

Background on Anti-Cancer Market.  The market for anti-cancer drugs in the United States in 2006 was estimated to be approximately $18.1 billion. Within this market, we estimate that sales of drugs that inhibit mitosis, or anti-mitotic drugs, comprise a large portion of the commercial market for anti-cancer drugs. Taxanes, an important subset of anti-mitotic drugs, include paclitaxel from Bristol-Myers Squibb, and docetaxel from Sanofi-Aventis Pharmaceuticals Inc. Sales in the United States of taxanes alone were estimated to be $2.8 billion in 2006.

Mitotic Kinesin Inhibitors.  Since their introduction over 40 years ago, anti-mitotic drugs such as taxanes and vinca alkaloids have advanced the treatment of cancer and are commonly used for the treatment of several tumor types. However, these drugs have demonstrated limited treatment benefit against certain cancers. In addition, these drugs target tubulin, a cytoskeletal protein involved not only in mitosis and cell proliferation, but also in other important cellular functions. Inhibition of these other cellular functions produces dose-limiting toxicities such as peripheral neuropathy, an impairment of peripheral nervous system function.

Mitotic kinesins are also essential to mitosis, and, unlike tubulin, are not believed to be present in non-dividing cells. We believe that drugs that inhibit KSP, CENP-E and other mitotic kinesins may represent the next generation of anti-mitotic cancer drugs by arresting mitosis and cell proliferation without impacting unrelated, normal cellular functions, thereby avoiding many of the toxicities commonly experienced by patients treated with existing anti-mitotic drugs. We believe that our anti-cancer drug candidates may be safer and, in certain tumor types, more effective than current anti-mitotic drugs. Preclinical testing of ispinesib, SB-743921 and GSK-923295 and clinical trials of ispinesib and SB-743921 indicate that these drug candidates may have fewer toxicities than many existing anti-cancer drugs. Preclinical studies of ispinesib, SB-743921 and GSK-923295 indicate that the primary toxicities are limited to gastrointestinal side effects and a reduction in bone marrow function. In clinical trials of ispinesib and SB-743921, the major dose-limiting toxicity observed was neutropenia, a decrease in the number of a certain type of white blood cell, which was generally reversible. Limited or no evidence of drug-related toxicities to the nervous system, heart, lung, kidney or liver was observed. We believe that this safety profile could potentially increase the therapeutic value of our mitotic kinesin inhibitors relative to other anti-mitotic drugs, and that a mitotic kinesin inhibitor drug candidate that is shown to have efficacy in one tumor type may also potentially have applications in other tumor types.

GSK Strategic Alliance.  In 2001, we entered into a collaboration and license agreement with GSK which established a strategic alliance directed to the discovery, development and commercialization of novel small molecule drugs targeting KSP, CENP-E and certain other mitotic kinesins for applications in the treatment of cancer and other diseases. Under the strategic alliance, GSK, in collaboration with the National Cancer Institute (“NCI”), conducted a broad Phase II clinical trials program designed to evaluate ispinesib across multiple tumor types. GSK also conducted a Phase I clinical trial of SB-743921. In November 2006, we amended the agreement and assumed responsibility, at our expense, for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E. GSK retained an option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921. This option expired at the end of 2008. Accordingly, we retain all rights to both ispinesib and SB-743921, subject to certain royalty obligations to GSK.

GSK is currently conducting a Phase I clinical trial of GSK-923295. We will receive royalties from GSK’s sales of any drugs developed under the strategic alliance. For those drug candidates that GSK develops under the strategic alliance, we can elect to co-fund certain later-stage development activities which would increase our potential royalty rates on sales of resulting drugs and provide us with the option to secure co-promotion rights in North America. If we elect to co-fund later-stage development, the royalties to be paid to us on future sales of GSK-923295 could potentially increase based on increasing product sales and our anticipated level of co-funding. If we exercise our co-promotion option, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercialization activities.

In each of June 2006, 2007 and 2008, we amended the agreement to extend the research term of the GSK strategic alliance for an additional year to continue joint translational research directed to CENP-E.

Development Programs

Ispinesib

GSK and the NCI sponsored the initial clinical trials program for ispinesib, which consisted of nine Phase II clinical trials and eight Phase I or Ib clinical trials evaluating ispinesib in a variety of both solid and hematologic cancers. To date, we believe clinical activity for ispinesib has been observed in non-small cell lung, ovarian and breast cancers, with the most clinical activity observed in a Phase II clinical trial evaluating ispinesib in the treatment of patients with locally advanced or metastatic breast cancer that had failed treatment with taxanes and anthracyclines. In addition, preclinical and Phase Ib clinical data on ispinesib indicate that it may have an additive effect when combined with certain existing chemotherapeutic agents. As a result of the expiration of GSK’s option relating to ispinesib, we have retained all development and commercialization rights to ispinesib. We are conducting a Phase I/II clinical trial for ispinesib to further define its clinical activity profile in chemotherapy-naïve locally advanced or metastatic breast cancer patients on a more dose-dense schedule than was previously evaluated to determine if the overall response to ispinesib can be increased while maintaining its existing safety profile. We intend to complete the Phase I portion of this trial. We are seeking a strategic partner for the future development and commercialization of ispinesib.

The following clinical trials for ispinesib were conducted or completed in 2008:

Breast Cancer:  In December 2007, we initiated an open-label, non-randomized Phase I/II clinical trial designed to evaluate ispinesib as monotherapy administered as a first-line treatment in chemotherapy-naïve patients with locally advanced or metastatic breast cancer. This trial is designed to be a proof-of-concept study to potentially amplify the signals of clinical activity seen in GSK’s Phase II monotherapy trial of ispinesib in breast cancer that had failed to respond or progressed after treatment with an anthracycline and a taxane. The primary objectives of the Phase I portion of this clinical trial are to determine the dose-limiting toxicities and maximum tolerated dose, and to assess the safety and tolerability of ispinesib administered as a 1-hour intravenous infusion on days 1 and 15 of a 28-day cycle. The secondary objectives are to characterize the pharmacokinetics of ispinesib on this schedule and to evaluate the effect of ispinesib on biomarkers of cell proliferation in patients with accessible tumors. In September 2008, at the American Society of Clinical Oncology Breast Cancer Symposium, we presented interim results from this trial. These data demonstrated that ispinesib was well-tolerated on this dosing schedule, with the most frequent adverse event being neutropenia. The best responses observed to date were investigator-reported tumor reductions of 30% or greater in the sum of the target lesion diameters, reported in 3 patients. One of these patients had an investigator-reported partial response according to the Response Evaluation Criteria in Solid Tumors. We presented additional data related to ispinesib at the San Antonio Breast Cancer Symposium in December 2008. We continue to enroll and dose-escalate patients in the Phase I portion of this trial.

Ispinesib with capecitabine:  In June 2008, we announced the results of a Phase Ib clinical trial sponsored by GSK designed to evaluate ispinesib in combination with capecitabine, an oral chemotherapy agent commonly used in the treatment of breast cancer. The investigators in this clinical trial concluded that the combination of ispinesib with capecitabine had an acceptable tolerability profile on the 21-day schedule investigated in the trial. The dose-limiting toxicities in this combination regimen were consistent with the monotherapy toxicities of ispinesib (prolonged neutropenia) and capecitabine (rash). In this trial, the best response observed among the 24 patients treated was a partial response in a patient with advanced breast cancer. In addition, 11 patients had a response of stable disease.

Pediatric Solid Tumors:  In June 2008, at the American Society of Clinical Oncology annual meeting, the NCI presented final data from a Phase I clinical trial designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profile of ispinesib as monotherapy administered to pediatric patients with relapsed or refractory solid tumors on days 1, 8 and 15 of a 28-day cycle. The authors concluded that the maximum tolerated dose on this schedule for this patient population was 9 mg/m2. The best response observed was stable disease at 7 courses. Three patients experienced stable disease for longer than 3 courses of therapy. Ispinesib was well-tolerated, with neutropenia and hepatotoxicity representing the most commonly observed dose-limiting toxicities.

SB-743921

SB-743921 was studied by GSK in a dose-escalating Phase I clinical trial evaluating its safety, tolerability and pharmacokinetics in advanced cancer patients when administered intravenously on a once every 21-day schedule. The observed toxicities at the recommended Phase II dose were manageable. Dose-limiting toxicities in this clinical trial consisted predominantly of neutropenia and elevations in hepatic enzymes and bilirubin. Disease stabilization, ranging from 9 to 45 weeks, was observed in seven patients; one patient with cholangiocarcinoma had a confirmed partial response at the maximum tolerated dose. As a result of the expiration of GSK’s option relating to SB-743921, we have retained all development and commercialization rights to SB-743921. We are conducting a Phase I/II clinical trial evaluating SB-743921 in patients with Hodgkin or non-Hodgkin lymphoma on a more dose-dense schedule than was previously evaluated by GSK. We intend to complete the Phase I portion of this trial. We intend to seek a strategic partner for the future development and commercialization of SB-743921.

Phase I/II Hodgkin and Non-Hodgkin Lymphoma:  We are continuing to conduct the Phase I portion of a Phase I/II clinical trial of SB-743921. The primary objectives of the Phase I portion of this trial are to determine the dose-limiting toxicities and maximum tolerated dose and to assess the safety and tolerability of SB-743921 administered as a 1-hour intravenous infusion on days 1 and 15 of a 28-day cycle, a more dose-dense schedule than was previously evaluated, first without and then with the prophylactic administration of granulocyte colony-stimulating factor (“G-CSF”). The secondary objectives are to characterize the pharmacokinetics of SB-743921 administered on this schedule and to evaluate the effect of SB-743921 on biomarkers of cell proliferation in patients with accessible tumors. In 2008, we presented interim data from this trial at several scientific conferences, most recently at the December 2008 American Society of Hematology meeting. At this interim analysis point, 51 patients had been treated; all were evaluable for safety and 43 were evaluable for efficacy. The maximum tolerated dose of SB-743921 was 6 mg/m2 when given days 1 and 15 every 28 days without prophylactic G-CSF support. This represents a greater dose density (0.43 mg/m2/day) than was achieved on the previously studied schedule; i.e., 4 mg/m2 once every 21 days (0.19 mg/m2/day). The main dose-limiting toxicity observed without G-CSF was neutropenia; therefore, further dose escalation with empiric, prophylactic G-CSF was initiated and is ongoing. The trial is currently enrolling at 9 mg/m2 with prophylactic G-CSF support. Grade 3 and 4 toxicities other than neutropenia were uncommon; in particular, no evidence of neuropathy or alopecia greater than Grade 1 have been observed. As of March 2009, three partial responses have been reported at doses at or above 6 mg/m2, two in patients with Hodgkin lymphoma and one in a patient with non-Hodgkin lymphoma.

GSK-923295

GSK-923295, an inhibitor of CENP-E, is the third drug candidate to arise from our strategic alliance with GSK. CENP-E is directly involved in certain biological processes essential for cancer cells to proliferate. GSK-923295 causes partial and complete shrinkages of human tumors in animal models and has exhibited properties in these studies distinguishing it from ispinesib and SB-743921.

Phase I First-Time-in-Humans:  During 2008, GSK continued to enroll patients and dose-escalate in an ongoing Phase I clinical trial of GSK-923295. The primary objective of this dose-escalation and pharmacokinetic Phase I clinical trial is to determine the maximum tolerated dose, dose-limiting toxicities, safety and pharmacokinetics of GSK-923295 in advanced, refractory solid tumors. Interim results from this trial were presented in October 2008 at the EORTC — NCI-AACR International Symposium. GSK-923295 was well-tolerated at doses evaluated to date, ranging from 10 to105 mg/m2. Of the adverse events observed, nausea and fatigue (all less than or equal to Grade 2) were the most frequent non-hematological toxicities. Anemia (all less than or equal to Grade 2) was the most frequent hematological toxicity. In addition, no neurotoxicity was observed. To date, the maximum tolerated dose has not been reached. One reversible dose-limiting toxicity was observed in the form of aspartate aminotransferase elevation. The plasma pharmacokinetics of GSK-923295 were dose-proportional and exhibited low intra-patient and modest inter-patient variability.

Preclinical:  At the October 2008 EORTC — NCI-AACR International Symposium, GSK presented two posters containing preclinical data relating to GSK-923295. The first poster concluded that positron emission tomography using 2-[18F] fluoro-s-deoxy-d-glucose imaging may provide a means of evaluating pharmacodynamic activity in patients treated with GSK-923295. The second poster concluded that GSK-923295 has dose-dependent pharmacodynamic activity in Colo205 human xenografts.

We anticipate that GSK will initiate a Phase II clinical trial of GSK-923295 in 2009.

Research and Development Expense

Our research and development expense was $54.0 million, $53.4 million and $49.2 million for 2008, 2007 and 2006, respectively, and $337.4 million for the period from August 5, 1997 (date of inception) through December 31, 2008. Total operating expense was $71.5 million, $70.1 million and $64.5 million for 2008, 2007 and 2006, respectively, and $440.4 million for the period from date of inception through December 31, 2008.

Our Patents and Other Intellectual Property

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2008, we had 127 issued U.S. patents and over 200 additional pending U.S. and foreign patent applications. In addition, we have an exclusive license from the University of California and Stanford University to 13 issued U.S. patents and an issued European patent. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

With regard to our oncology drug candidates currently in clinical trials, we have a U.S. patent covering ispinesib that will expire in 2020, unless extended, and a U.S. patent covering SB-743921 will expire in 2023, unless extended. However, both ispinesib and SB-743921 are still in clinical development and have not yet been approved by the FDA. If either of these drug candidates is approved, then pursuant to federal law, we may apply for an extension of the U.S. patent term for a patent covering the approved drug, which extension could extend the term of the applicable patent by up to a maximum of five additional years. We have U.S. and foreign patent applications pending for GSK-923295. At present, it is not known or determinable whether patents will issue from any of these applications or what the expiration dates would be for any patents that do issue.

With regard to our drug candidates directed to muscle biology targets, we have U.S. and foreign patent applications pending for each of our drug candidates and potential drug candidates. We have received a notice of patent allowance from the U.S. Patent and Trademark Office for a patent relating to our cardiac muscle myosin activators. It is not known or determinable whether other patents will issue from any of our other pending applications or what the expiration dates would be for any patents that do issue.

The degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of these patents, our ability to enforce our existing patents and to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards which the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. Thus, we cannot be sure that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot be sure that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products, or will afford us a commercial advantage over competitive products. For example:

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for the inventions covered by our pending patent applications and issued patents;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	some or all of our or our licensors’ pending patent applications may not result in issued patents or the claims that issue may be narrow in scope and not provide us with competitive advantages;

•	our and our licensors’ issued patents may not provide a basis for commercially viable drugs or therapies or may be challenged and invalidated by third parties;

•	our or our licensors’ patent applications or patents may be subject to interference, opposition or similar administrative proceedings that may result in a reduction in their scope or their loss altogether;

•	we may not develop additional proprietary technologies or drug candidates that are patentable; or

•	the patents of others may prevent us or our partners from discovering, developing or commercializing our drug candidates.

The defense and prosecution of intellectual property infringement suits, interferences, oppositions and related legal and administrative proceedings are costly, time-consuming to pursue and result in diversion of resources. The outcome of these types of proceedings is uncertain and could significantly harm our business.

Our ability to commercialize drugs depends on our ability to use, manufacture and sell those drugs without infringing the patents or other proprietary rights of third parties. U.S. and foreign issued patents and pending patent applications owned by third parties exist that may be relevant to the therapeutic areas and chemical compositions of our drug candidates and potential drug candidates. While we are aware of certain relevant patents and patent applications owned by third parties, there may be issued patents or pending applications of which we are not aware that could cover our drug candidates. Because patent applications are often not published immediately after filing, there may be currently pending applications, unknown to us, which could later result in issued patents that our activities with our drug candidates could infringe.

Currently, we are aware of an issued U.S. patent and at least one pending U.S. patent application assigned to Curis, Inc. (“Curis”), relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis U.S. patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain quinazolinone compounds. Curis also has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof and/or methods of their use. Two of the Australian applications have been allowed and two of the European applications have been granted. We have opposed the granting of certain of these patents to Curis in Europe and in Australia. Curis has withdrawn one of the Australian applications. One of the European patents which we opposed was recently revoked and is no longer valid in Europe. Curis has appealed this decision.

Curis or its licensee may assert that the manufacture, use, importation or sale of ispinesib may infringe one or more of these patents. We believe that we have valid defenses against the issued U.S. patent owned by Curis if it were to be asserted against us. However, we cannot guarantee that a court would find these defenses valid or that any additional oppositions would be successful. We have not attempted to obtain a license to these patents. If we decide to seek a license to these patents, we cannot guarantee that such a license would be available on acceptable terms, if at all.

The development of our drug candidates and the commercialization of any resulting drugs may be impacted by patents of companies engaged in competitive programs with significantly greater resources. This could result in the expenditure of significant legal fees and management resources.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are often difficult to protect, especially outside of the United States. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, partners and other advisors may unintentionally or willfully disclose our trade secrets to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets would be expensive and time-consuming, and the outcome would be unpredictable. Even if we are able to maintain our trade secrets as confidential, our competitors may independently develop information that is equivalent or similar to our trade secrets.

We seek to protect our intellectual property by requiring our employees, consultants, contractors and other advisors to execute nondisclosure and invention assignment agreements upon commencement of their employment or engagement, through which we seek to protect our intellectual property. Agreements with our employees also preclude them from bringing the proprietary information or materials of third parties to us. We also require confidentiality agreements or material transfer agreements from third parties that receive our confidential information or materials.

For further details on the risks relating to our intellectual property, please see the risk factors under Item 1A of this report, including, but not limited to, the risk factors entitled “Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our drug candidates and research technologies” and “If we are sued for infringing third party intellectual property rights, it will be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business.”

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

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice regulations;

•	submission to the FDA of an IND, which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with good clinical practices;

•	submission of a new drug application (“NDA”) to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

This testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, and studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects may be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Similar regulatory procedures generally apply in those countries outside of the United States where we conduct clinical trials. Our submission of an IND or a foreign equivalent, or those of our collaborators, may not result in authorization from the FDA or its foreign equivalent to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (“IRB”) or its foreign equivalent for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or their foreign equivalents, or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Clinical Trials:  For purposes of an NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•	Phase I: These clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct a “Phase Ib” clinical trial, which is a second, safety-focused Phase I trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

•	Phase II: These clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to make an initial determination of potential efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. Phase IIa clinical trials generally are designed to study the pharmacokinetic or pharmacodynamic properties and conduct a preliminary assessment of safety of the drug candidate over a measured dose response range. In some cases, a sponsor may decide to conduct a Phase IIb clinical trial, which is a second, typically larger, confirmatory Phase II trial that could, if positive and accepted by the FDA, serve as a pilot or pivotal clinical trial in the approval of a drug candidate.

•	Phase III: These clinical trials are commonly referred to as pivotal clinical trials. If the Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are then undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In some cases, the FDA may condition approval of an NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval, known as Phase IV clinical trials.

The Food and Drug Amendments Act of 2007 generally requires that the clinical trials we conduct for our drug candidates, both before and after approval, and the results of those trials, be included in a clinical trials registry database that is available and accessible to the public via the internet. A failure by us to properly participate in the clinical trial database registry could subject us to significant civil monetary penalties.

Health care providers in the United States, including research institutions from which we or our partners obtain patient information, are subject to privacy rules under the Health Insurance Portability and Accountability Act of 1996 and state and local privacy laws. In the European Union, these entities are subject to the Directive 95/46-EC of the European Parliament on the protection of individuals with regard to the processing of personal data and individual European Union member states implementing additional legislation. Other countries have similar privacy legislation. We could face substantial penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied the applicable privacy laws. In addition, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our partners and may impose restrictions on the use and dissemination of individuals’ health information and use of biological samples.

New Drug Application.  The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA often, but not always, follows the advisory board’s recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data, including data in a pediatric population, or an additional pivotal Phase III clinical trial or impose other conditions that must be met in order to secure final approval for an NDA. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our partners do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase IV clinical trials, and surveillance or restrictive distribution programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain prior FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Satisfaction of FDA regulations and requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years. The actual time required may vary substantially based upon the type, complexity and novelty of the drug candidate or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of our drug candidates, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, if at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages or restrictive distribution programs. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what future U.S. or foreign governmental regulations may be implemented.

Other regulatory requirements.  Any drugs manufactured or distributed by us or our partners pursuant to FDA approvals or their foreign counterparts are subject to continuing regulation by the applicable regulatory authority, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and other applicable regulatory authorities, and are subject to periodic unannounced inspections by these regulatory authorities for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA and other regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA or its foreign counterparts may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

For further details on the risks relating to government regulation of our business, please see the risk factors under Item 1A of this report, including, but not limited to, the risk factor entitled “The regulatory approval process is expensive, time-consuming and uncertain and may prevent our partners or us from obtaining approvals to commercialize some or all of our drug candidates.”

Competition

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address cardiovascular diseases and other diseases relating to muscle dysfunction and cancer, each of which is highly competitive. We face significant competition from most pharmaceutical companies and biotechnology companies that are also researching and selling products designed to address cardiovascular diseases, diseases and medical conditions associated with skeletal muscle weakness and wasting, and cancer. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in research of cardiovascular diseases, diseases where there is muscle dysfunction, and cancer, some in direct competition with us.

We believe that our ability to successfully compete will depend on, among other things:

•	our drug candidates’ efficacy, safety and reliability;

•	the speed and cost-effectiveness at which we develop our drug candidates;

•	the selection of suitable indications for which to develop our drug candidates;

•	the successful completion of clinical development and laboratory testing of our drug candidates;

•	the timing and scope of any regulatory approvals we or our partners obtain for our drug candidates;

•	our or our partners’ ability to manufacture and sell commercial quantities of our approved drugs to meet market demand;

•	acceptance of our drugs by physicians and other health care providers;

•	the willingness of third party payors to provide reimbursement for the use of our drugs;

•	our ability to protect our intellectual property and avoid infringing the intellectual property of others;

•	the quality and breadth of our technology;

•	our employees’ skills and our ability to recruit and retain skilled employees;

•	our cash flows under existing and potential future arrangements with licensees, partners and other parties; and

•	the availability of substantial capital resources to fund development and commercialization activities.

Our competitors may develop drug candidates and market drugs that are less expensive and more effective than our future drugs or that may render our drugs obsolete. Our current or future competitors may also commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates. These organizations also compete with us to attract qualified personnel and potential parties for acquisitions, joint ventures or other strategic alliances.

If CK-1827452 is approved for marketing by the FDA for heart failure, that compound would compete against current generically available therapies, such as milrinone, dobutamine or digoxin or newer branded drugs such as nesiritide, and potentially against other drug candidates in development. If approved for marketing by the FDA, depending on the approved clinical indication, our anti-cancer drug candidates such as ispinesib, SB-743921 and GSK-923295 would compete against existing cancer treatments such as paclitaxel (and its generic equivalents), docetaxel, vincristine, vinorelbine, navelbine, ixabepilone and potentially against other anti-cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that other companies are conducting research and development focused on KSP and other mitotic kinesins, and other approaches to inhibiting mitosis.

For further details on the risks relating to government regulation of our business, please see the risk factors under Item 1A of this report, including, but not limited to, the risk factor entitled “Our competitors may develop drugs that are less expensive, safer or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.”

Employees

As of December 31, 2008, our workforce consisted of 110 full-time employees, 30 of whom hold Ph.D. or M.D. degrees, or both, and 23 of whom hold other advanced degrees. Of our total workforce, 81 are engaged in research and development and 29 are engaged in business development, finance and administration functions.

In September 2008, we announced a restructuring plan to realign our workforce and operations in line with a strategic reassessment of our research and development activities and corporate objectives. As a result, we have focused our research activities to our muscle contractility programs while continuing our ongoing clinical trials in heart failure and cancer and discontinued early research activities directed to oncology. To implement this plan, we reduced our workforce by approximately 29%, or 45 employees, to 112 employees. The affected employees were provided with severance payments and outplacement assistance.

We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Available Information

We file electronically with the Securities and Exchange Commission (“SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at http://www.cytokinetics.com or by contacting the Investor Relations Department at our corporate offices by calling 650-624-3000.

Item 1A.	Risk Factors

In evaluating our business, you should carefully consider the following risks in addition to the other information in this report. Any of the following risks could materially and adversely affect our business, results of operations, financial condition or your investment in our securities, and many are beyond our control. It is not possible to predict or identify all such factors and, therefore, you should not consider any of these risk factors to be a complete statement of all the potential risks or uncertainties that we face.

Risks Related To Our Business

We will need substantial additional capital in the future to sufficiently fund our operations.

We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities We have funded all of our operations and capital expenditures with proceeds from private and public sales of our equity securities, strategic alliances with GSK, Amgen and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, short-term investments, interest earned on investments, proceeds from our loan with UBS Bank USA and proceeds from our 2007 committed equity financing facility with Kingsbridge should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through public or private equity offerings, debt financings and strategic alliance and licensing arrangements. We do not currently have any commitments for future funding other than milestone and royalty payments that we may receive under our collaboration and license agreement with GSK and, if Amgen exercises its option with respect to CK-1827452, option fees and milestone and royalty payments that we may receive under our collaboration and option agreement with Amgen. We may not receive any further funds under either of these agreements. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent months, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

To the extent that we raise additional funds by issuing equity securities, our stockholders will experience additional dilution. To the extent that we raise additional funds through strategic alliance and licensing arrangements, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds through debt financing, the financing may involve covenants that restrict our business activities. In addition, such funding, if needed, may not be available to us on favorable terms, or at all.

If we can not raise the funds we need to operate our business, we will need to discontinue certain research and development activities and our stock price likely would be negatively affected.

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

We currently have no drugs for sale and we cannot guarantee that we will ever have marketable drugs. We must demonstrate that our drug candidates satisfy rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. CK-1827452, our drug candidate for the potential treatment of heart failure, and ispinesib, SB-743921 and GSK-923295, our drug candidates for the potential treatment of cancer, are currently our only drug candidates in clinical trials. We cannot be certain that the clinical development of these or any future drug candidate will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we must adequately demonstrate to the FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and possibly following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and they may never be. In addition, for each of our current preclinical compounds, we must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to submit an IND to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. If our current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.

All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if these applications are or have been filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. For example, although preclinical testing indicated that ispinesib causes tumor regression in a variety of tumor types, to date, Phase II clinical trials of ispinesib have not shown clinical activity in a number of different tumor types. Similarly, for any of our drug candidates, the results from Phase I clinical trials in healthy volunteers and clinical results from Phase I and II trials in patients are not necessarily indicative of the results of larger Phase III clinical trials that are necessary to establish whether the drug candidate is safe and effective for the applicable indication.

In addition, the clinical trials for any of our drug candidates may not be designed with focus on the appropriate indications, tumor types, patient populations, dosing regimens, safety or efficacy parameters or other variables to provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. For example, in a number of two-stage Phase II clinical trials designed to evaluate the safety and efficacy of ispinesib as monotherapy in the first- or second-line treatment of patients with different forms of cancer, ispinesib did not satisfy the criteria for advancement to Stage 2. Also, the methods we select to assess particular safety or efficacy parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other alternative methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.

Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects observed in preclinical studies for some compounds in a particular research and development program may also occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient itself or from impurities or degradants that are present in the active pharmaceutical ingredient or could form over time in the formulated drug candidate or the active pharmaceutical ingredient. These toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to our drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. If these or other adverse effects are severe or frequent enough to outweigh the potential efficacy of a drug candidate, the FDA or other regulatory authorities could deny approval of that drug candidate for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials with our drug candidates at any time. Even if one or more of our drug candidates were approved for sale as drugs, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of those drugs. Indications of potential adverse effects or toxicities which do not seem significant during the course of clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug is used in large populations or for extended periods of time.

We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in clinical trials of ispinesib, the most commonly observed dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In a Phase I clinical trial of CK-1827452, intolerable doses of CK-1827452 were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in cardiac troponins I and T, which are markers of possible myocardial injury.

Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any resulting drugs, may significantly harm our business and negatively affect our stock price.

Clinical trials are expensive, time-consuming and subject to delay.

Clinical trials are subject to rigorous regulatory requirements and are very expensive, difficult and time-consuming to design and implement. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use of the drug candidate and safety concerns. We estimate that the clinical trials of our current drug candidates will each continue for several years. However, the clinical trials for all or any of these drug candidates may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:

•	delays in obtaining, or inability to obtain, regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners deem necessary for the appropriate and timely development of our drug candidates and commercialization of any resulting drugs;

•	delays in identifying and reaching agreement, or inability to identify and reach agreement, on acceptable terms, with prospective clinical trial sites;

•	delays or additional costs in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use, including an appropriate modified release formulation for CK-1827452;

•	slower than expected rates of patient recruitment and enrollment, including as a result of competition for patients with other clinical trials; limited numbers of patients that meet the enrollment criteria; patients’, investigators’ or trial sites’ reluctance to agree to the requirements of a protocol; or the introduction of alternative therapies or drugs by others;

•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;

•	an IRB or its foreign equivalent may require changes to a protocol that then require approval from regulatory agencies and other IRBs and their foreign equivalents, or regulatory authorities may require changes to a protocol that then require approval from the IRBs or their foreign equivalents;

•	for clinical trials conducted in foreign countries, the time and resources required to identify, interpret and comply with foreign regulatory requirements or changes in those requirements, and political instability or natural disasters occurring in those countries;

•	lack of effectiveness of our drug candidates during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial materials;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	failure by us, our clinical research organizations, investigators or site personnel to comply with good clinical practices and other applicable laws and regulations;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

We do not know whether planned clinical trials will begin on time, or whether planned or currently ongoing clinical trials will need to be restructured or will be completed on schedule, if at all. Significant delays in clinical trials will impede our ability to commercialize our drug candidates and generate revenue and could significantly increase our development costs.

We have limited capacity to carry out our own clinical trials in connection with the development of our drug candidates and, to the extent we elect to develop a drug candidate without a strategic partner, we will need to expand our development capabilities and will require additional funding.

The development of drug candidates is complicated and expensive, and we currently have limited financial and operational resources to carry out drug development. In order to expand our capability to conduct clinical development we will need to bring additional skills, technical expertise and resources into our organization, which will require significant additional funding.

Pursuant to our collaboration and option agreement with Amgen, we are responsible for conducting Phase IIa clinical development for our drug candidate CK-1827452. We cannot engage another strategic partner for CK-1827452, except in Japan, until Amgen elects not to exercise its option to conduct later-stage clinical development for CK-1827452 or its option expires, whichever is earlier. We intend to initiate a Phase IIb clinical trial for CK-1827452 regardless of whether Amgen exercises its option, which will require significant operational and financial resources.

We have retained all rights to develop and commercialize ispinesib and SB-743921. We currently do not have a strategic partner for these drug candidates. Currently, we are conducting the Phase I portion of a Phase I/II clinical trial for each of ispinesib in breast cancer and SB-743921 in Hodgkin and non-Hodgkin lymphoma. We intend to complete the Phase I portion of each of these clinical trials. We rely on GSK to conduct preclinical and clinical development for GSK-923295 in cancer. If GSK elects to terminate its development activities with respect to GSK-923295, we currently do not have an alternative strategic partner for this drug candidates.

We intend to seek strategic partners or other third party sources of funding for the future development and commercialization of ispinesib and SB-743921, for CK-1827452 if Amgen does not exercise its option and for GSK-923295 should GSK terminate its development activities. We may be unable to enter into an agreement with a third party that would provide sufficient operational support and funding for the further clinical development of these drug candidates on acceptable terms, or at all. In that case, we would have to curtail or abandon development of one or more of these drug candidates.

If we fail to enter into and maintain successful strategic alliances for our drug candidates, potential drug candidates or research and development programs, we will have to reduce, delay or discontinue our advancement of those drug candidates, potential drug candidates and programs or increase our expenditures.

Our strategy for developing, manufacturing and commercializing our drug candidates and potential drug candidates currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. We currently have strategic alliances with Amgen relating to CK-1827452 and with GSK relating to GSK-923295. Similarly, we expect to rely on one or more strategic partners to advance and develop ispinesib and SB-743921 and our potential drug candidates directed towards skeletal sarcomere and smooth muscle contractility. However, we may not be able to negotiate and enter into such strategic alliances on acceptable terms, if at all. If we are not able to maintain our existing strategic alliances or establish and maintain additional strategic alliances, we will have to limit the size or scope of, or delay or discontinue, one or more of our drug development programs or research programs, or undertake and fund these programs ourselves. If we elect to continue to conduct any of these drug development programs or research programs on our own, we will need to obtain significant additional capital, which may not be available to us on acceptable terms or at all.

If Amgen does not exercise its option for CK-1827452, we will have to reduce, delay or discontinue our development of CK-1827452 or increase our expenditures.

Our collaboration and option agreement with Amgen grants it an option to obtain an exclusive license for the development and commercialization rights for CK-1827452 world-wide, except Japan. Amgen’s option is exercisable during a defined period, the ending of which is dependent upon the satisfaction of certain conditions, primarily the delivery of certain Phase I and Phase IIa clinical trials data for CK-1827452 in accordance with an agreed development plan, the results of which reasonably support its progression into Phase IIb clinical development. We believe we have completed delivery of this data to Amgen, which can exercise its option by paying us a specified option fee within the pre-defined option exercise period.

Amgen may elect not to exercise its option, irrespective of the data that we provide, may dispute whether we have provided sufficient information and data to require it to decide whether to exercise its option, or may seek to require us to conduct additional clinical trial activities prior to deciding whether to exercise its option. If Amgen elects not to exercise its option for CK-1827452, we would have to seek an alternative strategic partner for the CK-1827452 development program. However, we may not be able to negotiate and enter into such a strategic alliance on acceptable terms, if at all. Without a strategic partner, we would have to limit the size or scope of, or delay or discontinue, development of CK-1827452 or undertake and fund that development ourselves. If we elect to continue to conduct development on our own, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. Further, a decision by Amgen not to exercise its option could negatively affect our stock price.

We depend on GSK for the conduct, completion and funding of the clinical development and commercialization of GSK-923295.

Under our strategic alliance, GSK is responsible for the clinical development and obtaining and maintaining regulatory approval of our drug candidate GSK-923295 for cancer and other indications. GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of GSK-923295 and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for GSK-923295. If the FDA or other regulatory authorities approve GSK-923295, GSK will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote GSK-923295 in North America if we exercise our option to co-fund certain later-stage development activities for GSK-923295. However, even if we do exercise our option to co-fund the development of GSK-923295, we cannot control whether GSK will devote sufficient attention and resources to the clinical trials program for GSK-923295 or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve GSK-923295, GSK may elect not to proceed with the commercialization of the resulting drug. GSK generally has discretion to elect whether to pursue or abandon the development of GSK-923295 and may terminate our strategic alliance for any reason upon six months prior notice. These decisions are outside our control. We do not control the clinical development being conducted or that may be conducted in the future by GSK, including the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on GSK’s results.

If the initial results of one or more of its early clinical trials do not meet GSK’s expectations, GSK may elect to terminate further development of GSK-923295 or certain of the potential clinical trials for GSK-923295, even if the actual number of patients treated at that time is relatively small. If GSK abandons GSK-923295, it would result in a delay in or could prevent us from commercializing GSK-923295, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and GSK, which may delay or cause the termination of any GSK-923295 clinical trials, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of GSK-923295 does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from GSK with respect to GSK-923295. If GSK abandons development of GSK-923295 prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for clinical development or commercialization, curtail or abandon that clinical development or commercialization, or undertake and fund the clinical development of GSK-923295 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of GSK-923295 ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

The success of our development activities depends in part on the performance of our strategic partners, over which we have little or no control.

Our ability to commercialize drugs that we develop with our partners and that generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. Our partners may not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In particular, we are relying on GSK to conduct clinical development of GSK-923295. GSK may modify its plans to conduct that clinical development or may not proceed diligently with that clinical development. In addition, if Amgen exercises its option with respect to CK-1827452, it will then be responsible for the clinical development of CK-1827452. We do not control the clinical development of GSK-923295 being conducted by GSK or that may be conducted in the future by GSK for GSK-923295 or by Amgen for CK-1827452, including the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on their results. If our partners fail to perform diligently, our potential for revenue from drugs developed through our strategic alliances, if any, could be dramatically reduced.

We depend on contract research organizations to conduct our clinical trials and have limited control over their performance.

We utilize contract research organizations (“CROs”) for our clinical trials of CK-1827452, ispinesib and SB-743921 within and outside of the United States. We do not have operational control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves. The activities conducted by our CROs therefore may not be completed on schedule or in a satisfactory manner. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable local laws. Our CRO’s failure to carry out development activities on our behalf according to our requirements and the FDA’s or other regulatory agencies’ standards and in accordance with applicable laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited.

If we fail to develop the additional skills, technical expertise and resources necessary to carry out the development of our drug candidates or to effectively manage our CROs carrying out this development or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.

We have no manufacturing capacity and depend on our strategic partners or contract manufacturers to produce our clinical trial drug supplies for each of our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. As a result, we rely on GSK to conduct these activities for the ongoing clinical development of GSK-923295. For CK-1827452, ispinesib and SB-743921, we rely on a limited number of contract manufacturers, and, in particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

Our drug candidates require precise high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including failure to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in patient injury or death, discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good manufacturing practices regulations and similar foreign laws and standards. Each contract manufacturer must pass a pre-approval inspection before we can obtain marketing approval for any of our drug candidates and following approval will be subject to ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies, to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign laws and standards. We seek to ensure that our contract manufacturers comply fully with all applicable regulations, laws and standards. However, we do not have control over our contract manufacturers’ compliance with these regulations, laws and standards. If one of our contract manufacturers fails to pass its pre-approval inspection or maintain ongoing compliance at any time, the production of our drug candidates could be interrupted, resulting in delays or discontinuance of our clinical trials, additional costs and potentially lost revenues. In addition, failure of any third party manufacturers or us to comply with applicable regulations, including pre-or post-approval inspections and the current good manufacturing practice requirements of the FDA or other comparable regulatory agencies, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

Switching manufacturers or manufacturing sites may be difficult and time-consuming because the number of potential manufacturers is limited. In addition, before a drug from any replacement manufacturer or manufacturing site can be commercialized, the FDA and, in some cases, foreign regulatory agencies, must approve that site. These approvals would require regulatory testing and compliance inspections. A new manufacturer or manufacturing site also would have to be educated in, or develop substantially equivalent processes for, production of our drugs and drug candidates. It may be difficult or impossible to transfer certain elements of a manufacturing process to a new manufacturer or for us to find a replacement manufacturer on acceptable terms quickly, or at all, either of which would delay or prevent our ability to develop drug candidates and commercialize any resulting drugs.

We may not be able to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing resulting approved drugs, if any.

To date, our drug candidates have been manufactured in small quantities for preclinical studies and early-stage clinical trials. In order to conduct larger scale or late-stage clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a drug candidate itself, or of a drug candidate in combination with other components added during the manufacturing and packaging process or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drugs may be delayed or there may be a shortage in supply, which could significantly harm our business.

The mechanisms of action of our drug candidates and potential drug candidates are unproven, and we do not know whether we will be able to develop any drug of commercial value.

We have discovered and are currently developing drug candidates and potential drug candidates with what we believe are novel mechanisms of action directed against cytoskeletal targets, and intend to continue to do so. Because no currently approved drugs appear to operate via the same biochemical mechanisms as our compounds, we cannot be certain that our drug candidates and potential drug candidates will result in commercially viable drugs that safely and effectively treat the indications for which we intend to develop them. The results we have seen for our compounds in preclinical models may not translate into similar results in humans, and results of early clinical trials in humans may not be predictive of the results of larger clinical trials that may later be conducted with our drug candidates. Even if we are successful in developing and receiving regulatory approval for a drug candidate for the treatment of a particular disease, we cannot be certain that we will also be able to develop and receive regulatory approval for that or other drug candidates for the treatment of other diseases. If we or our partners unable to successfully develop and commercialize our drug candidates, our business will be materially harmed.

Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our drug candidates and research technologies.

We own, or hold exclusive licenses to, a number of U.S. and foreign patents and patent applications directed to our drug candidates and research technologies. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and use, and our technologies. Our ability to protect our drug candidates and technologies from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. If our issued patents and patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates, including CK-1827452, ispinesib, SB-743921 and GSK-923295, we would not be able to exclude others from developing or commercializing these drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage.

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of these patents, our ability to enforce our existing patents and to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards which the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. Thus, we cannot be sure that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot be sure that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products, or will afford us a commercial advantage over competitive products. In particular:

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for the inventions covered by our pending patent applications and issued patents;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	some or all of our or our licensors’ pending patent applications may not result in issued patents or the claims that issue may be narrow in scope and not provide us with competitive advantages;

•	our and our licensors’ issued patents may not provide a basis for commercially viable drugs or therapies or may be challenged and invalidated by third parties;

•	our or our licensors’ patent applications or patents may be subject to interference, opposition or similar administrative proceedings that may result in a reduction in their scope or their loss altogether;

•	we may not develop additional proprietary technologies or drug candidates that are patentable; or

•	the patents of others may prevent us or our partners from discovering, developing or commercializing our drug candidates.

Patent protection is afforded on a country-by-country basis. Some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States. Many companies have encountered significant difficulties in protecting and defending intellectual property rights in foreign jurisdictions. Some of our development efforts are performed in countries outside of the United States through third party contractors. We may not be able to effectively monitor and assess intellectual property developed by these contractors; therefore, we may not appropriately protect this intellectual property and could thus lose valuable intellectual property rights. In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective of intellectual property rights as in the United States. Therefore, we may be unable to acquire and protect intellectual property developed by these contractors to the same extent as if these development activities were being conducted in the United States. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

Under our license agreement with the University of California and Stanford University, we have obtained an exclusive license to certain issued U.S. and European patents relating to certain of our research activities. If we fail to fulfill our obligations under this license agreement, including certain diligence obligations, this agreement may be terminated, in which case we would no longer have a license to these patents or to future patents that may issue from the pending applications. This may impair our ability to continue to practice the research methods covered by the issued patents, which could harm our business. Alternatively, our license rights may become non-exclusive, which would allow the University of California and Stanford University to grant third parties the right to practice those patents.

We rely on intellectual property assignment agreements with our corporate partners, employees, consultants, scientific advisors and other collaborators to grant us ownership of new intellectual property that is developed. These agreements may not result in the effective assignment to us of that intellectual property. As a result, our ownership of key intellectual property could be compromised.

Changes in either the patent laws or their interpretation in the United States or other countries may diminish the value of our intellectual property or our ability to obtain patents. For example, the U.S. Congress is currently considering bills that could change U.S. law regarding, among other things, post-grant review of issued patents and the calculation of damages once patent infringement has been determined by a court of law. If enacted into law, these provisions could severely weaken patent protection in the United States. In addition, the U.S. Patent and Trademark Office adopted new rules that were to become effective on November 1, 2007, regarding processes for obtaining patents in the United States. However, a permanent injunction preventing implementation of the new rules has been issued. This decision is now being appealed. The new rules are numerous and complex and, if made effective, generally are expected to make it more difficult for patent applicants to obtain patents, especially with regard to pharmaceutical products and processes. If these rules changes become effective, they would likely make it more difficult for us and others to obtain patent protection in the United States for any future drug candidates.

If one or more products resulting from our drug candidates is approved for sale by the FDA and we do not have adequate intellectual property protection for those products, competitors could duplicate them for approval and sale in the United Sates without repeating the extensive testing required of us or our partners to obtain FDA approval. Regardless of any patent protection, under current law, unless certain requirements are met an application for a generic version of a new chemical entity cannot be submitted to for five years after the FDA has approved the original product. When that period expires, or if it is altered, the FDA could approve a generic version of our product regardless of our patent protection. An applicant for a generic version of our product may only be required to conduct a relatively inexpensive study to show that its product is bioequivalent to our product, and may not have to repeat the lengthy and expensive clinical trials that we or our partners conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection for our products in other countries, competitors may similarly be able to obtain regulatory approval in those countries of generic versions of products our products.

We also rely on trade secrets to protect our technology, particularly where we believe patent protection is not appropriate or obtainable. However, trade secrets are often difficult to protect, especially outside of the United States. While we endeavor to use reasonable efforts to protect our trade secrets, our or our partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed by those individuals may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. Pursuing a claim that a third party had illegally obtained and was using our trade secrets would be expensive and time-consuming, and the outcome would be unpredictable. Even if we are able to maintain our trade secrets as confidential, if our competitors independently develop information equivalent or similar to our trade secrets, our business could be harmed.

If we are not able to defend the patent or trade secret protection position of our technologies and drug candidates, then we will not be able to exclude competitors from developing or marketing competing drugs, and we may not generate enough revenue from product sales to justify the cost of development of our drugs or to achieve or maintain profitability.

If we are sued for infringing third party intellectual property rights, it will be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business.

Our ability to commercialize drugs depends on our ability to use, manufacture and sell those drugs without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the therapeutic areas in which we are developing drug candidates and seeking new potential drug candidates. In addition, because patent applications can take several years to issue, there may be currently pending applications, unknown to us, which could later result in issued patents that our activities with our drug candidates could infringe. There may also be existing patents, unknown to us, that our activities with our drug candidates could infringe.

Currently, we are aware of an issued U.S. patent and at least one pending U.S. patent application assigned to Curis, Inc., relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis U.S. patent claims a method of use for inhibiting signaling by what is called the hedgehog pathway using certain quinazolinone compounds. Curis also has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof and/or methods of their use. Two of the Australian applications have been allowed and two of the European applications have been granted. We have opposed the granting of certain of these patents to Curis in Europe and in Australia. Curis has withdrawn one of the Australian applications. One of the European patents which we opposed was recently revoked and is no longer valid in Europe. Curis has appealed this decision.

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

Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Bayer AG, Merck & Co., Inc., Merck GmbH, Eli Lilly and Company, Bristol-Myers Squibb and AstraZeneca). Further development of these products could be impacted by these patents and result in significant legal fees.

If a third party claims that our actions infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including, but not limited to:

•	infringement and other intellectual property claims that, even if meritless, can be costly and time-consuming to litigate, delay the regulatory approval process and divert management’s attention from our core business operations;

•	substantial damages for past infringement which we may have to pay if a court determines that our drugs or technologies infringe a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our drugs or technologies unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a holder, we may have to pay substantial royalties or grant cross-licenses to our patents or other proprietary rights.

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

Inventions discovered under our strategic alliance agreements may become jointly owned by our strategic partners and us in some cases, and the exclusive property of one of us in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership or use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and clinical investigators generally have contractual rights to publish data arising from their work, subject to our prior review. Publications by our research collaborators and clinical investigators relating to our research and development programs, either with or without our consent, could benefit our current or potential competitors and may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, cancer and other diseases for which our drug candidates may be useful treatments. For example, if CK-1827452 is approved for marketing by the FDA for heart failure, that drug candidate would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. CK-1827452 could also potentially compete against other novel drug candidates in development, such as levosimendan, which is marketed by Abbott Laboratories in a number of countries outside of the United States; istaroxamine, which is being developed by Debiopharm Group; rolofylline, which is being developed by Merck & Co. Inc.; bucindolol, which is being developed by ARCA biopharma, Inc.; BG9928, which is being developed by Biogen Idec Inc.; and CD-NP, which is being developed by Nile Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

Similarly, if approved for marketing by the FDA, depending on the approved clinical indication, our anti-cancer drug candidates such as ispinesib, SB-743921 and GSK-923295 would compete against existing cancer treatments such as paclitaxel (and its generic equivalents), docetaxel, vincristine, vinorelbine, navelbine, ixabepilone and potentially against other novel anti-cancer drug candidates that are currently in development such as those that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck & Co., Inc., Eli Lilly and Company, Bristol-Myers Squibb, AstraZeneca AB, Array Biopharma Inc., ArQule, Inc., Anylam, Inc. and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, Bristol-Myers Squibb, Merck & Co., Inc., Novartis, Genentech, Hoffman-La Roche Ltd., Eisai, Inc. and other pharmaceutical and biopharmaceutical companies are developing other approaches to inhibiting mitosis.

Our competitors may:

•	develop drug candidates and market drugs that are less expensive or more effective than our future drugs;

•	commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates;

•	hold or obtain proprietary rights that could prevent us from commercializing our products;

•	initiate or withstand substantial price competition more successfully than we can;

•	more successfully recruit skilled scientific workers and management from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances;

•	take advantage of acquisition or other opportunities more readily than we can;

•	develop drug candidates and market drugs that increase the levels of safety or efficacy that our drug candidates will need to show in order to obtain regulatory approval; or

•	introduce therapies or market drugs that render the market opportunity for our potential drugs obsolete.

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

If our competitors market drugs that are less expensive, safer or more efficacious than our potential drugs, or that reach the market sooner than our potential drugs, we may not achieve commercial success. In addition, the life sciences industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by improving existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

We may expand our development and clinical research capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We may have growth in our expenditures, the number of our employees and the scope of our operations, in particular with respect to those drug candidates that we elect to develop or commercialize independently or together with a partner. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We currently have no sales or marketing staff and, if we are unable to enter into or maintain strategic alliances with marketing partners or to develop our own sales and marketing capabilities, we may not be successful in commercializing our potential drugs.

We currently have no sales, marketing or distribution capabilities. We plan to commercialize drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and with supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs. If we determine not to market on our drugs on our own, we will depend on strategic alliances with third parties, such as GSK and Amgen, which have established distribution systems and direct sales forces to commercialize them. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize these drugs. To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues and business will suffer and our stock price would decrease.

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

In September 2008, we reduced our workforce by approximately 29% in order to reduce expenses and to focus on research activities in our muscle contractility programs and advancing drug candidates in our clinical pipeline. These headcount reductions and the cost control measures we have implemented may negatively affect our productivity and limit our research and development activities. For example, as part of this strategic restructuring, we have discontinued our early research activities in oncology. Our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce reductions. In light of our continued need for funding and cost control, we may be required to implement future workforce and expense reductions, which could further limit our research and development activities. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business.

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

Obtaining NDA approval is a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable foreign and U.S. regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs or supplements to approved NDAs.

Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process. Despite the time and efforts exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

•	they might determine that a drug candidate is not be safe or effective;

•	they might not find the data from preclinical testing and clinical trials sufficient;

•	they might not approve our, our partner’s or the contract manufacturer’s processes or facilities; or

•	they might change their approval policies or adopt new regulations.

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

If we or our partners receive regulatory approval for our drug candidates, we or they will be subject to ongoing obligations to and continued regulatory review by the FDA and foreign regulatory agencies, such as continued safety reporting requirements, and may also be subject to additional post-marketing obligations, all of which may result in significant expense and limit commercialization of our potential drugs.

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

The FDA and foreign regulatory agencies may change their policies and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business would suffer.

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

Even if our drug candidates obtain regulatory approval, the resulting drugs, if any, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established for purposes of approval, physicians may elect not to recommend these drugs for a variety of reasons including, but not limited to:

•	introduction of competitive drugs to the market;

•	clinical safety and efficacy of alternative drugs or treatments;

•	cost-effectiveness;

•	availability of coverage and reimbursement from health maintenance organizations and other third-party payors;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	other potential disadvantages relative to alternative treatment methods; or

•	insufficient marketing and distribution support.

If our drugs fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer.

The coverage and reimbursement status of newly approved drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to market any drugs we may develop and decrease our ability to generate revenue.

Even if one or more of our drugs is approved for sale, the commercial success of our drugs in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for our drugs by the medical profession for use by their patients, which is highly uncertain. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, they may not cover or provide adequate payment for our drugs. They may not view our drugs as cost-effective and reimbursement may not be available to consumers or may be insufficient to allow our drugs to be marketed on a competitive basis. If we are unable to obtain adequate coverage and reimbursement for our drugs, our ability to generate revenue will be adversely affected. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of coverage and reimbursement for our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our drugs would cause our revenue to decline.

We may be subject to costly product liability or other liability claims and may not be able to obtain adequate insurance.

The use of our drug candidates in clinical trials may result in adverse effects. We cannot predict all the possible harms or adverse effects that may result from our clinical trials. We currently maintain limited product liability insurance. We may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim excluded from, or beyond the limit of, our insurance coverage. Our insurance does not cover third parties’ negligence or malpractice, and our clinical investigators and sites may have inadequate insurance or none at all. In addition, in order to conduct clinical trials or otherwise carry out our business, we may have to contractually assume liabilities for which we may not be insured. If we are unable to look to our own or a third party’s insurance to pay claims against us, we may have to pay any arising costs and damages ourselves, which may be substantial.

In addition, if we commercially launch drugs based on our drug candidates, we will face even greater exposure to product liability claims. This risk exists even with respect to those drugs that are approved for commercial sale by the FDA and foreign regulatory agencies and manufactured in licensed and regulated facilities. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties that we have agreed to indemnify could incur liability, or that third parties that have agreed to indemnify us do not fulfill their obligations. Even if we are ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may create adverse publicity, all of which would impair our ability to generate sales of the affected product and our other potential drugs. Moreover, product recalls may be issued at our discretion or at the direction of the FDA and foreign regulatory agencies, other governmental agencies or other companies having regulatory control for drug sales. If product recalls occur, they are generally expensive and often have an adverse effect on the reputation of the drugs being recalled and of the drug’s developer or manufacturer.

We may be required to indemnify third parties against damages and other liabilities arising out of our development, commercialization and other business activities, which could be costly and time-consuming and distract management.

To the extent we elect to fund the development of a drug candidate or the commercialization of a drug at our expense, we will need substantial additional funding.

The discovery, development and commercialization of new drugs for the treatment of a wide array of diseases is costly. As a result, to the extent we elect to fund the development of a drug candidate or the commercialization of a drug, we will need to raise additional capital to:

•	expand our research and development capabilities;

•	fund clinical trials and seek regulatory approvals;

•	build or access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire and support additional management and scientific personnel.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking and obtaining regulatory approvals;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of acquiring or investing in businesses, products and technologies;

•	the effect of competing technological and market developments; and

•	the payment and other terms and timing of any strategic alliance, licensing or other arrangements that we may establish.

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

All of our facilities and our important documents and records, such as hard copies of our laboratory books and records for our drug candidates and compounds and our electronic business records, are located in our corporate headquarters at a single location in South San Francisco, California near active earthquake zones. If a natural disaster, such as an earthquake or flood, a catastrophic event such as a disease pandemic or terrorist attack or localized extended outages of critical utilities or transportation systems occurs, we could experience a significant business interruption. Our partners and other third parties on which we rely may also be subject to business interruptions from such events. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

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

•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, such as CK-1827452 for heart failure, ispinesib for breast cancer, SB-743921 for Hodgkin and non-Hodgkin lymphoma and GSK-923295 for cancer, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points;

•	announcements concerning our strategic alliances with Amgen, GSK or future strategic alliances, including, but not limited to, announcements concerning Amgen’s option relating to CK-1827452;

•	announcements concerning clinical trials for our drug candidates;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry or in the stock market generally.

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

As of February 28, 2009, our executive officers, directors and their affiliates beneficially owned or controlled approximately 25.4% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Evolving regulation of corporate governance and public disclosure may result in additional expenses, use of resources and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (“SEC”) regulations and NASDAQ Stock Market LLC rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of these costs. For example, compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2008, our internal control over financial reporting was effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. However, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. In addition, the SEC has adopted regulations that will require us to file corporate financial statement information in a new interactive data format known as XBRL beginning in 2011. We will incur significant costs and need to invest considerable resources to implement and to remain in compliance with these new requirements.

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

In October 2007, we entered into a committed equity financing facility with Kingsbridge. This committed equity financing facility entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under this committed equity financing facility unless certain conditions are met, which include a minimum volume weighted average price of $2.00 for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement registering for resale the shares of common stock to be issued in connection with this committed equity financing facility; and the continued listing of our stock on NASDAQ. In addition, Kingsbridge is permitted to terminate this committed equity financing facility if it determines that a material and adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material and adverse event. If we are unable to access funds through this committed equity financing facility, we may be unable to access capital on reasonable terms or at all.

We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the resale registration statement and prohibit Kingsbridge from selling shares under the resale registration statement. If we deliver a blackout notice in the 15 trading days following the settlement of a draw down, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment. This payment or issuance of shares is calculated based on the number of shares actually held by Kingsbridge pursuant to the most recent draw down under the committed equity financing facility and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.

When we choose to sell shares to Kingsbridge under this committed equity financing facility, or issue shares in lieu of a blackout payment, it will have a dilutive effect on our current stockholders’ holdings, and may result in downward pressure on the price of our common stock. If we draw down under this committed equity financing facility, we will issue shares to Kingsbridge at a discount of up to 10% from the volume weighted average price of our common stock. If we draw down amounts under this committed equity financing facility when our share price is decreasing, we will need to issue more shares to raise the same amount of cash than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.

We hold interest-bearing student loan auction rate securities (“ARS”) that represent investments in pools of assets. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par value. The recent uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, these investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the outstanding securities, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS range from 2036 to 2045. To date, we have recorded $3.4 million of unrealized loss in Statement of Operations related to the ARS that we hold in our investment portfolio. However, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses due to further declines in value in future quarters. This could adversely impact our results of operations and financial condition. Furthermore, in light of auction failures associated with our ARS, we re-classified our ARS as long-term investments due to the uncertainty associated with the timing of our ability to access the funds underlying these investments. We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS. However, if we are unable to access the funds underlying or secured by these investments in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely affected.

We may not be able to recover the value of our ARS under our settlement agreement with UBS AG.

We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS. In accepting the settlement offer, we agreed to give up certain rights and accept certain risks. Under this settlement, UBS AG has issued to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights entitle us to require UBS AG to purchase our ARS, through UBS Securities LLC and UBS Financial Services Inc. (the “UBS Entities”) as agents for UBS AG, from June 30, 2010 through July 2, 2012 at par value, i.e., at a price equal to the liquidation preference of the ARS plus accrued but unpaid interest, if any. In connection with the ARS Rights, we granted to the UBS Entities the right to sell or otherwise dispose of, and/or enter orders in the auction process with respect to, our ARS on our behalf at its discretion, so long as we receive a payment of par value upon any sale or disposition. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. If our ARS are sold through the UBS Entities, we will cease to receive interest on these ARS. We may not be able to reinvest the cash proceeds of any sale of these ARS at the same interest rate currently being paid to us with respect to our ARS.

In connection with the settlement, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc., and on January 5, 2009 borrowed approximately $12.4 million under the loan agreement. We have drawn down the full amount available under the loan agreement. The borrowings under the loan agreement are payable upon demand, subject to UBS Financial Services’ obligations to arrange alternative financing for us under certain circumstances.

While we entered into the settlement in expectation that UBS AG will fulfill its obligations in connection with the ARS Rights, UBS AG may not have sufficient financial resources to satisfy these obligations. The United States and worldwide financial markets have recently experienced unprecedented volatility, particularly in the financial services sector. UBS AG may not be able to maintain the financial resources necessary to satisfy its obligations with respect to the ARS Rights in a timely manner or at all. UBS AG’s obligations in connection with the ARS Rights are not secured by UBS AG’s assets or otherwise, nor guaranteed by any other entity. UBS AG is not required to obtain any financing to support its obligations. If UBS AG is unable to perform its obligations in connection with the ARS Rights, we will have no certainty as to the liquidity or value for our ARS. In addition, UBS AG is a Swiss bank and all or a substantial portion of its assets are located outside the United States. As a result, it may be difficult for us to serve legal process on UBS AG or its management or cause any of them to appear in a U.S. court. Judgments based solely on U.S. securities laws may not be enforceable in Switzerland. As a result, if UBS AG fails to fulfill its obligations, we may not be able to effectively seek recourse against it.

In consideration for the ARS Rights, we agreed to release UBS AG, the UBS Entities, and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of our ARS, other than consequential damages. Even if UBS AG fails to fulfill its obligations in connection with ARS Rights, this release may still be held to be enforceable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

There were no matters submitted to a vote of the security holders during the fourth quarter of 2008.

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

	Closing Sale Price
	High	Low

Fiscal 2007:
First Quarter	$8.60	$6.56
Second Quarter	$7.38	$5.65
Third Quarter	$5.77	$4.58
Fourth Quarter	$6.25	$4.40
Fiscal 2008:
First Quarter	$4.73	$3.00
Second Quarter	$4.17	$2.81
Third Quarter	$5.69	$3.61
Fourth Quarter	$4.43	$2.00

On February 27, 2009, the last reported sale price for our common stock on the NASDAQ Global Market was $1.58 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 27, 2009, there were 133 holders of record of our common stock.

On December 29, 2006, in connection with entering into a collaboration and option agreement with Amgen, we contemporaneously entered into a common stock purchase agreement with Amgen, which provided for the sale of 3,484,806 shares of our common stock at a price per share of $9.47, an aggregate purchase price of approximately $33.0 million, and a registration rights agreement that provides Amgen with certain registration rights with respect to these shares. The shares were issued to Amgen on January 2, 2007. Pursuant to the common stock purchase agreement, Amgen has agreed to certain trading and other restrictions with respect to our common stock. We relied on the exemption from registration contained in Section 4(2) of the Securities Act in connection with the issuance and sale of the shares to Amgen.

The following table summarizes stock repurchase activity for the quarter ended December 31, 2008:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
Period	Repurchased	Share	Programs	or Programs

October 1 to October 31, 2008	—	—	—	—
November 1 to November 30, 2008	—	—	—	—
December 1 to December 31, 2008	1,500	—	—	—

Total	1,500	—	—	—

The shares repurchased were unvested registered common stock that we repurchased from employees upon termination of employment. As December 31, 2008, 396,460 shares of common stock held by employees were subject to repurchase by us.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12.

Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index(*)

(*)	The above graph shows the cumulative total stockholder return of an investment of $100 in cash on April 29, 2004, the date our common stock began to trade on the NASDAQ Global Market, through December 31, 2008 for: (i) our common stock; (ii) the NASDAQ Stock Market (U.S.) Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	4/29/04	12/31/08

Cytokinetics, Incorporated	$100.00	$17.70
NASDAQ Stock Market (U.S.) Index	$100.00	$65.20
NASDAQ Biotechnology Index	$100.00	$90.49

The information contained under this caption “Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index” shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission (“SEC”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues:
Research and development revenues from related party	$186	$1,388	$1,622	$4,978	$9,338
Research and development, grant and other revenues	—	—	4	1,134	1,304
License revenues from related parties	12,234	12,234	1,501	2,800	2,800

Total revenues	12,420	13,622	3,127	8,912	13,442

Operating expenses:
Research and development	53,950	53,388	49,225	40,570	39,885
General and administrative	15,076	16,721	15,240	12,975	11,991
Restructuring charges	2,473	—	—	—	—

Total operating expenses	71,499	70,109	64,465	53,545	51,876

Operating loss	(59,079)	(56,487)	(61,338)	(44,633)	(38,434)
Interest and other, net	2,705	7,593	4,223	2,381	1,236

Net loss	$(56,374)	$(48,894)	$(57,115)	$(42,252)	$(37,198)

Net loss per common share — basic and diluted(2)	$(1.14)	$(1.03)	$(1.56)	$(1.48)	$(1.88)

Weighted average shares used in computing net loss per common share — basic and diluted(1)(2)	49,392	47,590	36,618	28,582	19,779

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short- and long-term investments(1)	$73,503	$139,764	$109,542	$76,212	$110,253
Restricted cash	2,750	5,167	6,034	5,172	5,980
Working capital	36,033	95,568	127,228	67,600	98,028
Total assets	87,454	155,370	169,516	91,461	128,101
Long-term portion of equipment financing lines	2,615	4,639	7,144	6,636	8,106
Deficit accumulated during the development stage	(335,907)	(279,533)	(230,639)	(173,524)	(131,272)
Total stockholders’ equity(1)	49,766	99,916	106,313	73,561	107,556

(1)	Our initial public offering was declared effective by the SEC and our common stock commenced trading on April 29, 2004. We sold 7,935,000 shares of common stock in the offering for net proceeds of approximately $94.0 million. In addition, we sold 538,461 shares of our common stock to GlaxoSmithKline (“GSK”)

immediately prior to the closing of the initial public offering for net proceeds of approximately $7.0 million. Also in conjunction with the initial public offering, all of the outstanding shares of our convertible preferred stock were converted into 17,062,145 shares of our common stock. In December 2005, we sold 887,576 shares of common stock to Kingsbridge Capital Limited (“Kingsbridge”) pursuant to the committed equity financing facility we entered into with Kingsbridge in 2005 for net proceeds of $5.5 million. In 2006, we sold 10,285,715 shares in two registered direct offerings for net proceeds of approximately $66.9 million, and sold 2,740,735 shares of common stock to Kingsbridge pursuant to the 2005 committed equity financing facility for net proceeds of $17.0. In 2007, we sold 2,075,177 shares of common stock to Kingsbridge pursuant to the 2005 committed equity financing facility for net proceeds of $9.5 million. In January 2007, we issued 3,484,806 shares of Cytokinetics common stock to Amgen for net proceeds of $32.9 million in connection with a common stock purchase agreement with Amgen.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities are founded on our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. These activities initially focused on inhibitors of cell division, and are now directed to the biology of muscle function, and in particular, to small molecule modulators of the contractility of cardiac, smooth and skeletal muscle. We intend to leverage our experience in muscle contractility in order to expand our current pipeline into new therapeutic areas, and expect to continue to be able to identify additional potential drug candidates that may be suitable for clinical development.

We have four drug candidates currently in human clinical trials: CK-1827452 is in Phase IIa clinical trials for the potential treatment of heart failure; ispinesib is the subject of a Phase I/II clinical trial in breast cancer patients; SB-743921 is the subject of a Phase I/II clinical trial in patients with Hodgkin or non-Hodgkin lymphoma; and GSK-923295 is the subject of Phase I clinical trial in patients with advanced solid tumors. We also have three potential drug candidates currently in preclinical development: CK-2017357, a skeletal sarcomere activator which may be developed for diseases or medical conditions associated with muscle weakness or wasting; a back-up development compound for CK-2017357; and an inhibitor of smooth muscle myosin intended for inhaled delivery that may be useful as a potential treatment of diseases such as pulmonary arterial hypertension, asthma or chronic obstructive pulmonary disease.

Muscle Contractility Programs

Cardiac Muscle Contractility

Our lead drug candidate, CK-1827452, a novel cardiac muscle myosin activator for the potential treatment of heart failure, is currently in Phase IIa clinical development to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profile of this drug candidate in both an intravenous and oral formulation.

In December 2008, we announced top-line results from a Phase IIa clinical trial evaluating the safety of CK-1827452 in patients with ischemic cardiomyopathy and angina. The primary safety endpoint was defined as stopping an exercise test during double-blind treatment with CK-1827452 or placebo due to unacceptable angina at an earlier exercise stage than at baseline. This endpoint was observed in one patient receiving placebo and did not occur in any patient receiving CK-1827452. We anticipate presenting final data from this clinical trial in 2009.

At the November 2008 Scientific Sessions of the American Heart Association, we reported interim results from a Phase IIa clinical trial evaluating CK-1827452 administered intravenously to patients with stable heart failure. The interim results showed that CK-1827452 demonstrated statistically significant increases in systolic ejection time and fractional shortening at plasma concentrations greater than 100 ng/mL and statistically significant increases in stroke volume at plasma concentrations greater than 200 ng/mL. There were also statistically significant increases in ejection fraction at CK-1827452 plasma concentrations greater than 300 ng/mL when ejection fraction was calculated by a hybrid method in which stroke volume, measured using Doppler technology, was divided by the left ventricular end-diastolic volume, measured using two-dimensional echocardiography. In addition, these data demonstrated statistically significant correlations between increasing CK-1827452 plasma concentration and increases in systolic ejection time, stroke volume, fractional shortening, ejection fraction and cardiac output. The results also showed statistically significant correlations between increasing CK-1827452 concentrations and decreases in supine and standing heart rate and left ventricular end-systolic volume. This trial was planned to consist of 5 cohorts. We recently completed treatment of Cohort 5 of this trial. We anticipate presenting final data from this clinical trial at the Annual Meeting of the American College of Cardiology in March 2009.

We are continuing to conduct an open-label, non-randomized Phase IIa clinical trial designed to evaluate an intravenous formulation of CK-1827452 administered to patients with stable heart failure undergoing clinically indicated coronary angiography. In addition, we have conducted five Phase I clinical trials of CK-1827452 in healthy subjects: a first-time-in-humans study evaluating an intravenous formulation, an oral bioavailability study evaluating both intravenous and oral formulations, and three studies of oral formulations: a drug-drug interaction study, a dose proportionality study and a study evaluating modified-release formulations.

We believe the safety data from our Phase IIa clinical trial evaluating the safety and tolerability of CK-1827452 in patients with ischemic cardiomyopathy and angina, together with the improvements in systolic function observed in our Phase IIa clinical trial evaluating CK-1827452 in stable heart failure patients, support the progression of CK-1827452 into Phase IIb clinical development. In mid-2009, we anticipate the initiation of a Phase IIb clinical trial of CK-1827452 in chronic heart failure outpatients at increased risk for death and hospitalization. In the second quarter of 2009, we anticipate initiating an additional Phase IIa clinical trial designed to evaluate the pharmacokinetics of both a modified release and an immediate release formulation of CK-1827452 in patients with heart failure.

In December 2006, we entered into a collaboration and option agreement with Amgen Inc. to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including CK-1827452. The agreement provides Amgen with a non-exclusive license and access to certain technology. The agreement also granted Amgen an option to obtain an exclusive license world-wide, except Japan, to develop and commercialize CK-1827452 and other drug candidates arising from the collaboration. Amgen’s option is exercisable during a defined period, the ending of which is dependent upon the satisfaction of certain conditions, primarily our delivery of certain Phase I and Phase IIa clinical trials data for CK-1827452 in accordance with an agreed development plan, the results of which may reasonably support its progression into Phase IIb clinical development. In February 2009, we announced that we believe we completed delivery of this data to Amgen. Prior to the exercise or expiration of Amgen’s option, we are responsible for conducting all development activities for CK-1827452, at our own expense.

To exercise its option, Amgen would pay an exercise fee of $50.0 million and thereafter would be responsible for the development and commercialization of CK-1827452 and related compounds, at its expense, subject to Cytokinetics’ development and commercialization participation rights. Following exercise of the option, the agreement provides for potential pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on CK-1827452 and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote CK-1827452 in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense. If Amgen elects not to exercise its option to CK-1827452, we may then independently proceed to develop and commercialize CK-1827452, ourselves or with another partner.

The clinical trials program for CK-1827452 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from this drug candidate until the program is successfully completed, regulatory approval is achieved, and a drug is commercialized. CK-1827452 is at too early a stage of development for us to predict when or if this may occur. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $20.9 million, $22.4 million and $18.1 million in the years ended December 31, 2008, 2007 and 2006, respectively. We anticipate that our expenditures relating to the research and development of compounds in our cardiac muscle contractility program will increase significantly as we advance CK-1827452 through clinical development. Our expenditures will also increase if Amgen does not exercise its option and we elect to develop CK-1827452 or related compounds independently, or if we elect to co-fund later-stage development of CK-1827452 or other compounds in our cardiac muscle contractility program under our collaboration and option agreement with Amgen following Amgen’s exercise of its option.

Skeletal Muscle Contractility

In April 2008, we announced that we had selected CK-2017357 as the lead potential drug candidate from this program. We expect to submit an investigational new drug application (“IND”) with the U.S. Food and Drug Administration (“FDA”) to initiate a Phase I clinical trial of CK-2017357 in healthy volunteers in 2009. In January 2009, we announced that we had selected another compound from this program as a backup development compound to CK-2017357. CK-2017357 and its backup development compound are structurally distinct small molecule activators of the skeletal sarcomere. These potential drug candidates act on the troponin regulatory complex of the skeletal sarcomere. Activation of the troponin complex increases its sensitivity to calcium, leading to an increase in skeletal muscle contractility. This mechanism of action has demonstrated encouraging pharmacological activity in preclinical models. We are evaluating the potential indications for which CK-2017357 may be useful. These may include diseases and medical conditions associated with skeletal muscle weakness or wasting, such as amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s disease, cachexia in connection with heart failure or cancer, sarcopenia and general frailty associated with aging.

CK-2017357 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $10.5 million, $5.9 million and $2.1 million in the years ended December 31, 2008, 2007 and 2006, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357, its back-up compound or other compounds from this program through clinical development.

Smooth Muscle Contractility

In January 2009, we announced that we had selected a lead potential drug candidate from this program for advancement. This compound is a small molecule direct inhibitor of smooth muscle myosin. By inhibiting the function of the myosin motor central to the contraction of smooth muscle, this small molecule directly leads to the relaxation of contracted smooth muscle. Specifically intended for inhaled delivery applications, this potential drug candidate has demonstrated encouraging pharmacological activity in preclinical models as a novel mechanism vasodilator and bronchodilator. This data suggests that it may be useful as a potential treatment of diseases such as pulmonary arterial hypertension, asthma or chronic obstructive pulmonary disease. This potential drug candidate is currently in IND-enabling studies. This potential drug candidate is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $7.3 million, $7.0 million and $7.0 million in the years ended December 31, 2008, 2007 and 2006, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance this smooth muscle myosin inhibitor or other compounds from this program through clinical development.

Oncology Program: Mitotic Kinesin Inhibitors

We currently have three drug candidates in clinical trials for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. All of these arose from our earlier research activities directed to the role of the cytoskeleton in cell division and have been progressed under our strategic alliance with GSK. This strategic alliance was established in 2001 to discover, develop and commercialize novel small molecule therapeutics targeting mitotic kinesins for applications in the treatment of cancer and other diseases. Mitotic kinesins are a family of cytoskeletal motor proteins involved in the process of cell division, or mitosis. Under that strategic alliance, we have focused primarily on two mitotic kinesins: kinesin spindle protein (“KSP”) and centromere-associated protein E (“CENP-E”). In November 2006, we amended the agreement and assumed responsibility, at our expense, for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E. GSK retained an option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921. This option expired at the end of 2008. Accordingly, we retain all rights to both ispinesib and SB-743921, subject to certain royalty obligations to GSK. In each of June 2006, 2007 and 2008, we amended the agreement to extend the research term of the GSK strategic alliance for an additional year to continue joint translational research directed to CENP-E.

Ispinesib

Under our strategic alliance, GSK, in collaboration with the National Cancer Institute, conducted a broad Phase II clinical trials program designed to evaluate ispinesib across multiple tumor types. To date, we believe some clinical activity for ispinesib has been observed in non-small cell lung, ovarian and breast cancers, with the most clinical activity observed in a Phase II clinical trial evaluating ispinesib in the treatment of patients with locally advanced or metastatic breast cancer that had failed treatment with taxanes and anthracyclines. In addition, preclinical and Phase Ib clinical data relating to ispinesib indicate that it may have an additive effect when combined with certain existing chemotherapeutic agents.

As a result of GSK’s option expiring, we have retained all development and commercialization rights to ispinesib. We are conducting a Phase I/II clinical trial for ispinesib to further define its clinical activity profile in chemotherapy-naïve locally advanced or metastatic breast cancer patients. This clinical trial is using a more dose-dense schedule than was previously evaluated to determine if the overall response to ispinesib can be increased while maintaining its existing safety profile. We intend to complete the Phase I portion of this trial and to seek a strategic partner for the future development and commercialization of ispinesib.

SB-743921

SB-743921 was studied by GSK in a dose-escalating Phase I clinical trial evaluating its safety, tolerability and pharmacokinetics in advanced cancer patients when administered intravenously on a once every 21-day schedule. The observed toxicities at the recommended Phase II dose were manageable. As a result of GSK’s option expiring, we have retained all development and commercialization rights to SB-743921. We are conducting a Phase I/II clinical trial evaluating SB-743921 in patients with Hodgkin and non-Hodgkin lymphoma on a more dose-dense schedule than was previously evaluated. We intend to complete the Phase I portion of this trial and to seek a strategic partner for the future development and commercialization of SB-743921.

GSK-923295

Under our strategic alliance, GSK is responsible, at its expense, for the development of and commercialization of GSK-923295. GSK is currently conducting a first-time-in-humans Phase I clinical trial of GSK-923295 in patients with advanced, refractory solid tumors. We anticipate that GSK will initiate a Phase II clinical trial of GSK-923295 in 2009. We will receive royalties from GSK’s sales of any drugs developed under the strategic alliance. For those drug candidates that GSK develops under the strategic alliance, we can elect to co-fund certain later-stage development activities which would increase our potential royalty rates on sales of resulting drugs and provide us with the option to secure co-promotion rights in North America. If we elect to co-fund later-stage development, we expect that the royalties to be paid on future sales of GSK-923295 could potentially increase based on increasing product sales and our anticipated level of co-funding. If we exercise our co-promotion option, then we are entitled to receive reimbursement from GSK for certain sales force costs we incur in support of our commercialization activities.

The clinical trials program for each of ispinesib, SB-743921 and GSK-923295 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from any of these drug candidates until its clinical trials program is successfully completed, regulatory approval is achieved and a drug is commercialized. Each of these drug candidates is at too early a stage of development for us to predict when or if this may occur. We currently fund all research and development costs associated with ispinesib and SB-743921. If we continue to conduct our Phase I/II clinical trials for either or both of ispinesib and SB-743921, our expenditures relating to research and development of these drug candidate will increase significantly. We recorded research and development expenses for activities relating to our mitotic kinesins oncology program of approximately $7.0 million, $5.8 million and $6.1 million in the years ended December 31, 2008, 2007 and 2006, respectively. We received and recognized as revenue reimbursements from GSK of FTE and other expenses related to our mitotic kinesins oncology program of $0.2 million, $0.4 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively,

Development Risks

The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

•	our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management, conduct and funding of clinical trials;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility; and

•	possible delays in the characterization, synthesis or optimization of potential drug candidates.

If we fail to complete the development of any of our drug candidates in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us or our partners to obtain, or any delay in obtaining, regulatory approvals for our drug candidates could have a material adverse effect on our results of operations. A further discussion of the risks and uncertainties associated with completing our programs on schedule, or at all, and certain consequences of failing to do so are discussed further in the risk factors entitled “We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for at least several years, if ever,” “Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval” and “Clinical trials are expensive, time-consuming and subject to delay,” and other risk factors.

Revenues

Our current revenue sources are limited, and we do not expect to generate any revenue from product sales for several years, if at all. We have recognized revenues from our strategic alliances with Amgen and GSK for license fees and contract research activities.

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

Revenues from GSK in 2006 were based on negotiated rates intended to approximate the costs for our full-time employee equivalents (“FTEs”) performing research under the strategic alliance and our out-of-pocket expenses, which we recorded as the related expenses were incurred. GSK paid us an upfront licensing fee, which we recognized ratably over the strategic alliance’s initial five-year research term, which ended in June 2006. In 2007, we received a $1.0 million milestone payment from GSK relating to its initiation of a Phase I clinical trial of GSK-923295. We may receive additional payments from GSK upon achieving certain precommercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. The revenues recognized to date are non-refundable, even if the relevant research effort is not successful. In December 2008, GSK’s option to license ispinesib and SB-743291 expired and all rights to these drug candidates remain with us under the collaboration and license agreement, subject to our royalty obligations to GSK. GSK continues to conduct the development of GSK-923295 under the agreement.

Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and other precommercialization milestones under our strategic alliances with GSK and, if Amgen exercises its option, Amgen, our results of operations may vary substantially from year to year.

We expect that our future revenues will most likely be derived from royalties on sales from drugs licensed to GSK or Amgen under our strategic alliances and from those licensed to future partners, and from direct sales of our drugs. If Amgen exercises its option, we will retain a product-by-product option to co-fund certain later-stage development activities under our strategic alliance with Amgen, thereby potentially increasing our royalties and affording us co-promotion rights in North America. For those products being developed by GSK under our strategic alliance, we also retain a product-by-product option to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording us co-promotion rights in North America. If we exercise our co-promotion rights under either strategic alliance, we are entitled to receive reimbursement for certain sales force costs we incur in support of our commercial activities.

Research and Development

We incur research and development expenses associated with both partnered and unpartnered research activities. Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. Under our amended collaboration and license agreement with GSK, we assumed responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins other than CENP-E, at our sole expense. We also have the option to co-fund certain later-stage development activities for GSK-923295. Our conduct of the development of ispinesib and SB-743921 and the potential exercise of our co-funding option for GSK-923295 would result in a significant increase in research and development expenses. We expect to incur research and development expenses in the continued conduct of preclinical studies and clinical trials for: CK-1827452 for the potential treatment of heart failure; CK-2017357 and other skeletal sarcomere activators for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting; our smooth muscle myosin inhibitor potential drug candidate and other smooth muscle myosin inhibitor compounds for the potential treatment of pulmonary arterial hypertension and diseases and medical conditions associated with bronchoconstriction; ispinesib for the potential treatment of breast cancer; SB-743921 for the potential treatment of Hodgkin and non-Hodgkin lymphoma; and in connection with our research programs in other disease areas.

Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. From our inception through December 31, 2008, we incurred costs of approximately $119.8 million for research and development activities relating to our cardiac muscle contractility program, $18.4 million for our skeletal muscle contractility program, $26.5 million for our smooth muscle contractility program, $67.2 million for our mitotic kinesin inhibitors, $52.7 million for our proprietary technologies and $52.8 million for other research programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including, but not limited to, finance, human resources, legal, business and commercial development and strategic planning. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and regulatory compliance. We expect that general and administrative expenses will increase in 2009.

Restructuring

In September 2008, we announced a restructuring plan to realign our workforce and operations in line with a strategic reassessment of our research and development activities and corporate objectives. As a result, we have focused our research activities to our muscle contractility programs while continuing our ongoing clinical trials in heart failure and cancer and have discontinued early research activities directed to oncology. To implement this plan, we reduced our workforce by approximately 29%, or 45 employees, to 112 employees. The affected employees were provided with severance payments and outplacement assistance.

We have completed substantially all restructuring activities and recognized all anticipated restructuring charges. All severance payments were made as of December 31, 2008. We expect to record only immaterial charges to the accrued restructuring costs during 2009, primarily related to employee benefits and outplacement services.

As a result of the restructuring plan, in 2008, we recorded total restructuring charges of $2.2 million for employee severance and benefit related costs and a $0.3 million charge related to the impairment of lab equipment that is held for sale. We expect to sell the held-for-sale equipment by September 2009.

Stock Compensation

The following table summarizes stock-based compensation related to employee stock options, restricted stock awards and employee stock purchases for 2008, 2007 and 2006, which was allocated as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Research and development	$2,794	$2,932	$2,532
General and administrative	2,812	2,621	2,111

Stock-based compensation included in operating expenses	$5,606	$5,553	$4,643

As of December 31, 2008, there was $7.9 million of total unrecognized compensation cost related to non-vested stock options compensation arrangements granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total unrecognized compensation expense related to restricted stock awards as of December 31, 2008 was $0.8 million and is expected to be recognized over a weighted-average period of 1.7 years. In addition, through 2008, we continued to amortize deferred stock-based compensation recorded prior to adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” for stock options granted prior to the initial public offering. The remaining balance became fully amortized in the fourth quarter of 2008 and the balance of deferred stock based compensation was zero at December 31, 2008.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which is the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We have not recorded an income tax provision in the years ended December 31, 2008, 2007 and 2006 because we had a net taxable loss in each of those periods. Given that we have a history of recurring losses, we have recorded a full valuation allowance against our deferred tax assets. We had federal net operating loss carryforwards of approximately $292.1 million and state net operating loss carryforwards of approximately $95.4 million at December 31, 2008. If not utilized, the federal and state operating loss carryforwards will expire in various amounts beginning 2018 and 2010, respectively. Due to California state’s temporary suspension of net operating losses in 2008 and 2009, the state carryover period will be extended by two additional years for an net operating losses sustained in pre-2008 tax years. The net operating loss carryforwards include deductions for stock options. When utilized, the portion related to stock options deductions will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

We had research credit carryforwards of approximately $9.2 million and $10.6 million for federal and state income tax purposes, respectively, at December 31, 2008. If not utilized, the federal carryforwards will expire in various amounts beginning in 2018. The California state credit can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where equity transactions resulted in a change of ownership as defined by Internal Revenue Code Section 382. During the year ended December 31, 2007, we conducted a study and determined that our use of our federal research credit is subject to such a restriction. Accordingly, we reduced our deferred tax assets and the corresponding valuation allowance by $0.8 million. As a result, the research credit amount as of December 31, 2007 reflects the restriction on our ability to use the credit.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109” (“FIN 48”). The new standard defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit, in our judgment, which is greater than 50% likely to be realized. The cumulative effect of adopting FIN 48 on January 1, 2007 resulted in no FIN 48 liability on the Balance Sheet. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million. We are currently not subject to income tax examinations. In general, the statute of limitations for tax liabilities for these years remains open for purpose of adjusting the amounts of the losses and credits carried forward from those years.

Interest and penalties were zero for 2008. We account for interest and penalties by classifying both as income tax expense in the Financial Statements. Because we have recorded a full valuation allowance on all our deferred tax assets, FIN 48 has had no impact on our effective tax rate. We do not expect our unrecognized tax benefits to change materially over the next 12 months.

Results of Operations

Years ended December 31, 2008, 2007 and 2006

Revenues

	Years Ended December 31,			Increase (Decrease)
	2008	2007	2006	2008	2007
	(In millions)

Research and development revenues from related party	$0.2	$1.4	$1.6	$(1.2)	$(0.2)
License revenues from related parties	12.2	12.2	1.5	—	10.7

Total revenues	$12.4	$13.6	$3.1	$(1.2)	$10.5

We recorded total revenues of $12.4 million, $13.6 million, and $3.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and development revenues from related party refers to revenues from our partner GSK, which is also a stockholder of Cytokinetics. Research and development revenues from GSK of $0.2 million in 2008 consisted of patent expense reimbursements. Research and development revenues from GSK of $1.4 million in 2007 consisted of a $1.0 milestone payment for GSK’s initiation of a Phase I clinical trial of GSK-923295 in patients with solid tumors, and patent expense reimbursements of $0.4 million. Research and development revenues from GSK of $1.6 million in 2006 consisted of $1.4 million for the reimbursement of FTEs and approximately $0.2 million for patent expense reimbursements. FTE reimbursements from GSK terminated in June 2006 due to the conclusion of the initial five-year research term under the GSK Agreement for all mitotic kinesins except CENP-E. The FTE sponsorship was determined annually by GSK and us in accordance with the annual research plan and contractually predefined FTE support levels. In each of June 2006, 2007, and 2008, the research term of our strategic alliance with GSK was extended for an additional year under an updated research plan focused only on CENP-E without corresponding FTE reimbursement. In December 2008, GSK’s option to license each of ispinesib and SB-743921 as provided under the parties’ collaboration and license agreement expired. Accordingly, we retain all rights to both ispinesib and SB-743921, subject to certain royalty obligations to GSK.

License revenues from related parties represents license revenue from our strategic alliances with Amgen and GSK. License revenue from Amgen was $12.2 million in 2008, $12.2 million in 2007 and $0.1 million in 2006, and represented recognition of the upfront license fee and the premium paid on the common stock purchase by Amgen. As of December 31, 2008, our remaining balance of Amgen deferred revenue was $24.5 million. We are amortizing the Amgen deferred revenue on a straight-line basis over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is four years. License revenue from GSK was zero in each of 2008 and 2007 and $1.4 million in 2006. The license revenue from GSK was amortized on a straight-line basis over the agreement’s initial research term, which ended in June 2006.

Research and development expenses

				Increase
	Years Ended December 31,			(Decrease)
	2008	2007	2006	2008	2007
	(In millions)

Research and development expenses	$54.0	$53.4	$49.2	$0.6	$4.2

Research and development expenses increased $0.6 million in 2008 compared to 2007, and increased $4.2 million in 2007 compared to 2006. The slight increase in 2008 research and development expenses, compared to 2007, was primarily due to an increase of $3.7 million related to our cardiac muscle contractility and mitotic kinesin inhibitors clinical trial programs, partially offset by decreases of $1.7 million in personnel expenses, $0.8 million in laboratory expense and $0.5 million in facilities expenses. The increase in 2007 R&D expenses, compared to 2006, was primarily due to increases of $2.5 million related to our cardiac muscle contractility and mitotic kinesin inhibitors clinical trial programs and preclinical outsourcing costs, $1.5 million for personnel expenses and $0.3 million for facility expense.

From a program perspective, the increase in research and development spending in 2008, compared to 2007, was due to increases of $4.6 million for our skeletal muscle contractility program and $1.2 million for our mitotic kinesin inhibitors development program, $0.3 million for our smooth muscle contractility program, partially offset by the decreases in spending for $1.5 million for our cardiac muscle contractility program, $3.0 million for our other research programs and $1.0 million for proprietary technologies. The increase in research and development spending in 2007, compared to 2006, was due to increases of $4.3 million for our cardiac muscle contractility program and $3.8 million for our skeletal muscle contractility program, partially offset by decreases of $0.3 million in spending for our mitotic kinesin inhibitors development program, $1.9 million for our proprietary technologies and $1.7 million of our other research programs.

	Years Ended December 31,			Increase (Decrease)
	2008	2007	2006	2008	2007
	(In millions)

Cardiac muscle contractility	$20.9	$22.4	$18.1	$(1.5)	$4.3
Skeletal muscle contractility	10.5	5.9	2.1	4.6	3.8
Smooth muscle contractility	7.3	7.0	7.0	0.3	—
Mitotic kinesin inhibitors	7.0	5.8	6.1	1.2	(0.3)
Proprietary technologies	2.9	3.9	5.8	(1.0)	(1.9)
All other research programs	5.4	8.4	10.1	(3.0)	(1.7)

Total research and development expenses	$54.0	$53.4	$49.2	$0.6	$4.2

For the years ended December 31, 2008, 2007, and 2006, GSK reimbursed costs of $0.2 million, $0.4 million and $1.6 million, respectively, of research and development activities relating to the discovery of mitotic kinesin inhibitors. We recorded these reimbursements as related party revenue.

Clinical development timelines, likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We anticipate that we will make determinations as to which early research programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical success of each drug candidate. The lengthy process of seeking regulatory approvals and subsequent compliance with applicable regulations requires the expenditure of substantial resources. Any failure by us to obtain and maintain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, could have a material adverse effect on our results of operations.

We expect our research and development expenditures to decrease in 2009, as a result of our restructuring in September 2008. We expect to continue development of our drug candidate CK-1827452 for the potential treatment of heart failure and our potential drug candidates CK-2017357 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting, and our smooth muscle myosin inhibitor for the potential treatment of pulmonary arterial hypertension and diseases and medical conditions associated with bronchoconstriction, and our Phase I clinical development of our drug candidates ispinesib and SB-743921 for the potential treatment of cancer. For 2009, we anticipate research and development expenses to be in the range of $42.5 million to $46.5 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $4.5 million are included in the 2009 research and development expenses.

General and administrative expenses

	Years Ended
	December 31,			Increase (Decrease)
	2008	2007	2006	2008	2007
	(In millions)

General and administrative expenses	$15.1	$16.7	$15.2	$(1.6)	$1.5

General and administrative expenses decreased $1.6 million in 2008, compared with 2007, and increased $1.5 million in 2007, compared with 2006. The decrease in general and administrative expenses in 2008, compared to 2007, was primarily due to decreases of $0.9 million in personnel expenses and $0.8 million in legal expenses. The increase in general and administrative expenses in 2007, compared to 2006 expenses, was primarily due to increases in personnel expenses of $1.5 million, outside services, including audit, accounting and tax fees, of $0.4 million, and facilities costs of $0.4 million. These increases were partially offset by a $0.8 million decrease in legal expenses.

We expect that general and administrative expenses will increase in 2009. For 2009, we anticipate general and administrative expenses to be in the range of $17.0 million to $18.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $3.0 million are included in the 2009 general and administrative expenses.

Interest and Other, Net

Components of interest and other, net are as follows:

				Increase
	Years Ended December 31,			(Decrease)
	2008	2007	2006	2008	2007
	(In millions)

Unrealized gain on put option	$3.4	$—	$—	$3.4	$—
Unrealized loss on trading securities	(3.4)	—	—	(3.4)	—
Interest income and other income	3.2	8.3	4.7	(5.1)	3.6
Interest expense and other expense	(0.5)	(0.7)	(0.5)	0.2	(0.2)

Interest and other, net	$2.7	$7.6	$4.2	$(4.9)	$3.4

Investments that we designate as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and are included in interest and other, net. We classified our investments in auction rate securities (“ARS”) as trading securities as of December 31, 2008.

In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG has issued to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide us the right to receive the par value of our ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. We elected to measure the ARS Rights at fair value under SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) to mitigate volatility in reported earnings due to its linkage to the ARS. As of December 31, 2008, we recorded $3.4 million as fair value of the put option assets, classified as long-term assets on the Balance Sheet as December 31, 2008, with a corresponding credit to interest and other, net. The ARS Rights are discussed in detail below under the heading “Liquidity and Capital Resources.”

Interest income and other income consists primarily of interest income generated from our cash, cash equivalents and investments. The decrease in interest and other income in 2008, compared to 2007, was due to lower average balances of cash, cash equivalents and investments and lower market interest rates. The increase in interest and other income in 2007, compared to 2006, was primarily due to higher average balances of cash, cash equivalents and short-term investments.

Interest expense and other expense primarily consists of interest expense on borrowings under our equipment financing lines. The decrease in interest and other expense in 2008, compared to 2007, was due to lower average outstanding balances, partially offset by higher average effective interest rates. The increase in interest and other expense in 2007, compared to 2006, was due to higher average effective interest rates and higher average outstanding balances. The total balance outstanding under our equipment financing lines was $4.6 million at December 31, 2008 and $8.7 million at December 31, 2007, respectively.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through December 31, 2008, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

Our cash, cash equivalents and investments, excluding restricted cash, totaled $73.5 million at December 31, 2008, down $66.3 million from $139.8 million at December 31, 2007. The decrease was primarily due to the use of cash to fund operations.

We have received net proceeds from the sale of equity securities of $315.3 million from August 5, 1997, the date of our inception, through December 31, 2008, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement in 2001, GSK made a $14.0 million equity investment in Cytokinetics. GSK made additional equity investments in Cytokinetics in 2003 and 2004 of $3.0 million and $7.0 million, respectively.

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

We received gross proceeds from draw downs and sales of our common stock to Kingsbridge under this facility as follows: 2005 — gross proceeds of $5.7 million from the sale of 887,576 shares, before offering costs of $178,000; 2006 — gross proceeds of $17.0 million from the sale of 2,740,735 shares; and 2007 — gross proceeds of $9.5 million from the sale of 2,075,177 shares. No further draw downs are available to us under the 2005 Kingsbridge committed equity financing facility.

In October 2007, we entered into a new committed equity financing facility with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, from time to time under this facility, at our election, Kingsbridge is committed to purchase newly-issued shares of our common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of the arrangement, we issued a warrant to Kingsbridge to purchase 230,000 shares of our common stock at a price of $7.99 per share, which represents a premium over the closing price of our common stock on the date we entered into this facility. This warrant is exercisable beginning six months after the date of grant and for a period of three years thereafter. Under the terms of the 2007 committed equity financing facility, the maximum number of shares we may sell is 9,779,411 (exclusive of the shares underlying the warrant) which, under the rules of the NASDAQ Stock Market LLC, is approximately the maximum number of shares we may sell to Kingsbridge without approval of our stockholders. This limitation may further limit the amount of proceeds we are able to obtain from this committed equity financing facility. We are not obligated to sell any of the $75.0 million of common stock available under this committed equity financing facility and there are no minimum commitments or minimum use penalties. This committed equity financing facility does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. As of December 31, 2008, we had not made any draw downs under the 2007 Kingsbridge committed equity financing facility. As of March 11, 2009, we have received gross proceeds of $6.7 million from draw downs and sold 3,439,032 shares of our common stock to Kingsbridge under the 2007 committed equity financing facility. Kingsbridge is not obligated to purchase any further shares under this committed equity financing facility unless certain conditions are met, which include a minimum volume weighted average price of $2.00 for our common stock.

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

In January 2007, we received a $42.0 million upfront license fee from Amgen in connection with our entry into our collaboration and option agreement in December 2006. Contemporaneously with entering into this agreement, we entered into a common stock purchase agreement with Amgen under which Amgen purchased 3,484,806 shares of our common stock at a price per share of $9.47, including a premium of $1.99 per share, and an aggregate purchase price of approximately $33.0 million. After deducting the offering costs, we received net proceeds of approximately $32.9 million. These shares were issued, and the related proceeds received, in January 2007.

As of December 31, 2008, we have received $54.4 million in non-equity payments from GSK and $42.0 million in non-equity payments from Amgen.

We received zero, $1.7 million, and $4.3 million under equipment financing arrangements in 2008, 2007 and 2006, respectively. Under equipment financing arrangements, we received $23.7 million from August 5, 1997, the date of our inception, through December 31, 2008. Interest earned on investments, excluding non-cash amortization/accretion of purchase premiums/discounts was $2.9 million, $4.6 million, and $2.7 million in 2008, 2007 and 2006, respectively. Interest earned on investments, excluding non-cash amortization/accretion of purchase premiums/discounts was $26.4 million from August 5, 1997, the date of our inception, through December 31, 2008.

Net cash used by operating activities in 2008 was $61.3 million and primarily resulted from our net loss of $56.4 million. Deferred revenue decreased $12.1 million in 2008 to $24.5 million at December 31, 2008 from $36.6 million at December 31, 2007. The decrease was primarily due to the $12.2 million amortization of deferred Amgen license revenue. Net cash used in operating activities was $3.0 million in 2007 and primarily resulted from the net loss of $48.9 million, partially offset by the receipt from Amgen in January 2007 of the $42.0 million upfront, non-refundable license and technology access fee under the collaboration and option agreement entered into in December 2006. Net cash used in operating activities was $47.2 million in 2006 and was primarily due to our net loss of $57.1 million.

Net cash used in investing activities was $10.0 million in 2008 and primarily represented cash used in purchase of investments, net of proceeds from the maturity of investments, of $11.9 million. Restricted cash totaled $2.8 million at December 31, 2008, down from $5.2 million at December 31, 2007. This decrease was due to the contractual semi-annual reduction in the amount of security deposit required by our lender. Net cash provided by investing activities was $45.5 million in 2007 and primarily represented proceeds from the maturity of investments, net of investment purchases, of $47.0 million, partly offset by funds used to purchase property and equipment of $2.6 million. Net cash used in investing activities was $13.7 million in 2006 and primarily represented net purchases of investments in addition to property and equipment purchases.

Net cash used by financing activities was $3.5 million in 2008 and primarily represented principal payments of $4.1 million on our lines of credit with General Electric Capital Corporation (“GE Capital”) to fund certain equipment, partially offset by the proceeds of $0.5 million from our employee stock purchase plan and $0.1 million from the exercise of stock options. In August 2007, we secured a new line of credit with GE Capital of up to $3.0 million to finance certain potential equipment purchases until September 30, 2008. The August 2007 equipment line of credit expired as of September 30, 2008. No funds were borrowed under this line.

Net cash provided by financing activities was $34.7 million and $86.7 million for the years ended December 31, 2007 and 2006, respectively. Net cash provided by financing activities in 2007 primarily represented net proceeds of approximately $32.9 million from the issuance of common stock to Amgen, less $6.9 million that was recorded as deferred revenue, and $9.5 million gross proceeds from the issuance of stock under the 2005 Kingsbridge committed equity financing facility. Net cash provided by financing activities in 2006 was primarily due to net proceeds from our two public offerings of $66.9 million, proceeds from draw down of the 2005 Kingsbridge committed equity financing facility of $17.0 million and proceeds from equipment financing lines of $4.3 million.

Auction Rate Securities (“ARS”).  Our long-term investments at December 31, 2008 included (at par value) $20.0 million of ARS. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. As of December 31, 2007, there were no ARS in an unrealized loss position, and there were no failed auctions associated with our ARS through that date. Our ARS with auction reset dates prior to February 13, 2008 had successful auctions at which their interest rates were reset. In February 2008, we liquidated $3.2 million of our ARS at par, which were classified as short-term investments as of December 31, 2007. With the liquidity issues experienced in global credit and capital markets, these ARS have experienced multiple failed auctions since February 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. As a result, these affected securities are currently not liquid.

All of our ARS are secured by student loans. Up to approximately 92% of the value of these student loans are backed by the full faith and credit of the federal government. Additionally, all of our ARS had the highest credit rating of AAA as of December 31, 2008. In February 2009, the rating of certain of our ARS with $4.7 million in par value was reduced to A3. All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day U.S. Treasury bill rate) with interest rates resetting every 28 days. These ARS are scheduled to ultimately mature between 2036 and 2045, although we do not intend to hold them until maturity.

The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. The fair value of these ARS were estimated utilizing a discounted cash flow analysis as of December 31, 2008. The significant assumptions of this valuation model were discount margins ranging from 375 to 410 basis points which are based on industry recognized student loan sector indices, an additional liquidity discount of approximately 150 basis points and an estimated term to liquidity of 2 to 5 years. Other items this analysis considers are the collateralization underlying the ARS, the creditworthiness of the counterparty, and the timing of expected future cash flows. These ARS were also compared, when possible, to other observable market data with similar characteristics as the securities held by us. Although the ARS continue to pay interest according to their stated terms, based on valuation models of the individual securities, we have recognized in the Statement of Operations an unrecognized loss of approximately $3.4 million in interest and other, net for ARS for which we have concluded that an other-than-temporary impairment exists. The fair value in long-term investments for these ARS at December 31, 2008 was estimated $16.6 million.

In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG has issued to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide us the right to receive the par value of our ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. Pursuant to the ARS Rights, we may require UBS to purchase our ARS at par value at any time between June 30, 2010 and July 2, 2012. In addition, UBS or its affiliates may sell or otherwise dispose of some or all of the ARS at its discretion at any time prior to expiration of the ARS Rights, subject to the obligation to pay us the par value of such ARS. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for ARS Rights, we agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. UBS’s obligations in connection with the ARS Rights are not secured by its assets and UBS is not required to obtain any financing to support these obligations. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations in connection with the ARS Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, we may incur further losses on the carrying value of the ARS.

The ARS Rights represent a firm agreement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in a put option, which we recognized as a separate freestanding instrument that is accounted for separately from the ARS investment. As of December 31, 2008, we recorded $3.4 million as fair value of the put option assets, classified as long-term assets on the Balance Sheet as December 31, 2008, with a corresponding credit to interest and other, net in the Statement of Operations for the year ended December 31, 2008. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, we elected to measure the ARS Rights at fair value under SFAS 159 to mitigate volatility in reported earnings due to its linkage to the ARS. We valued the put option using a Black-Scholes option pricing model that included estimates of interest rates, based on data available as of December 31, 2008, and was adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in the assumptions on which these estimates are based or market conditions would affect the value of the ARS Rights.

Prior to accepting the UBS settlement offer, we recorded our ARS as investments available-for-sale. We recorded unrealized gains and losses on our available-for-sale debt securities, in accumulated other comprehensive income in the shareholders’ equity section of our Balance Sheet. Such an unrealized loss did not reduce net income for the applicable accounting period. Simultaneously, due to the ARS Rights granted by UBS, we made a one-time election to transfer the related ARS holdings from available-for-sale securities to trading securities. As a result of this transfer, we recognized an other-than-temporary loss of approximately $3.4 million, and reversed the related recognized loss that was previously recorded in other comprehensive loss on the Balance Sheet. The recording of the ARS Rights under SFAS 159 and the recognition of the other-than-temporary impairment loss resulted in no net impact to the Statement of Operations for the year ended December 31, 2008. We anticipate that any future changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related ARS with no material net impact to the Statement of Operations, subject to the continued expected performance by the financial institution of its obligations under the agreement. The ARS Rights will continue to be measured at fair value under SFAS 159 until the earlier of our exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights or the maturity of the ARS underlying the ARS Rights.

In connection with the settlement, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement, with our ARS held in accounts with UBS and its affiliates as collateral. The loan amount was based on 75% of the fair value as assessed by UBS at the time of the loan. We have drawn down the full amount available under the loan agreement. The amount of interest we will pay under the loan agreement is intended to equal the amount of interest we would otherwise receive with respect to our ARS. The borrowings under the loan agreement are payable upon demand. However, UBS Financial Services Inc. or its affiliates will provide to us alternative financing on terms and conditions substantially the same as those under the loan agreement, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS and us is terminated for cause by UBS. If such alternative financing cannot be established, then a UBS affiliate will purchase the pledged ARS at par value. Proceeds of sales of our ARS will first be applied to repayment of the loan with the balance, if any, for our account.

We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of our investments. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, offset by corresponding increases in the put option. At present, if we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. We will continue to monitor and evaluate these investments on an ongoing basis for impairment.

Shelf Registration Statement.  In November 2008, we filed a shelf registration statement with the SEC, which was declared effective in November 2008. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $100 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.

In August 2007, we secured a new line of credit with GE Capital of up to $3.0 million to finance certain equipment until September 30, 2008. The line of credit was subject to the terms of a master security agreement between us and GE Capital, dated February 2001 and as amended on March 24, 2005 and related term sheet. As of December 31, 2008, this line of credit had expired and we had not borrowed any funds under this line.

As of December 31, 2008, future minimum payments under lease obligations and equipment financing lines were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total

Operating leases	$2,984	$5,716	$3,406	$—	$12,106
Equipment financing line	2,025	2,463	152	—	4,640

Total	$5,009	$8,179	$3,558	$—	$16,746

Our long-term commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.

Under the provisions of our amended collaboration and facilities agreement with Portola Pharmaceuticals, Inc. (“Portola”), we were obligated to reimburse Portola for certain equipment costs incurred by Portola in connection with research and related services that Portola provided to us. We began to incur these costs when the equipment became available for use in the second quarter of 2006. Our payments to Portola for such equipment costs, totaling $285,000, were made in eight quarterly installments commencing in the first quarter of 2006 and through the fourth quarter of 2007. No further payments are due under this agreement.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We also plan to continue to conduct clinical development of our cardiac muscle myosin activator CK-1827452 for the potential treatment of heart failure, of ispinesib for the potential treatment of breast cancer and of SB-743921 for the potential treatment of Hodgkin and non-Hodgkin lymphoma. We intend to continue to progress our skeletal sarcomere activator CK-2017357 and our smooth muscle myosin inhibitor through IND-enabling studies and to conduct clinical development of these potential drug candidates. We expect to incur significant research and development expenses as we advance the research and development of our other muscle contractility programs through research to candidate selection.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decision with respect to its option for CK-1827452, and if Amgen exercises its option, Amgen’s decisions with regard to funding of development and commercialization of CK-1827452 or other cardiac muscle myosin activators for the treatment of heart failure under our collaboration;

•	GSK’s decisions with regard to future funding of development of our drug GSK-923295;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish and maintain selected strategic alliances required for the development and commercialization of our potential drugs;

•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	expanding and advancing our research programs;

•	hiring of additional employees and consultants;

•	expanding our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We believe that our existing cash and cash equivalents, short-term investments, interest earned on investments, proceeds from our loan with UBS, and the proceeds from the 2007 Kingsbridge committed equity financing facility will be sufficient to meet our projected operating requirements for at least the next 12 months. While Amgen may choose to exercise its option for an exclusive license to develop and commercialize CK-1827452, there is no certainty this will occur.

If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates or of other research and development programs. Alternatively, we might raise funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Similarly, financing obtained through future strategic alliances may require us to forego certain commercialization and other rights to our drug candidates. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Off-balance Sheet Arrangements

As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Investments

Available-for-sale and trading investments.  Our investments consist of ARS, municipal and government agency bonds, commercial paper, U.S. government treasury securities, and money market funds. We designated all investments, except for ARS held by UBS, as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. During the fourth quarter of fiscal 2008, we reclassified ARS held by UBS from available-for-sale to trading securities. Investments that we designate as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See “Notes to Financial Statements — Note 3 — Cash Equivalents, Investments and Fair Value Measurements” for further detailed discussion. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. In addition, we classify investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.

Other-than-temporary impairment.  All of our available-for-sale investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we have the intent and ability to hold the investment to maturity. When we determine that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which we determine that an other-than-temporary decline had occurred. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other, net.

The par value of our investments in ARS totaled $20.0 million at December 31, 2008 and $23.2 million at December 31, 2007. We determined that no impairment of our investments existed at December 31, 2007. Due to the resetting variable rates of these securities, their fair value generally approximated cost until February 2008. There were no realized gains or losses from these investments during the years ended December 31, 2008, 2007 or 2006. There had been no failed auctions on any of our ARS through December 31, 2007 and we deemed that no impairment existed as of that date. The unrealized loss on these investments was zero at December 31, 2007. At December 31, 2007, we classified $20.0 million of its investment in ARS as long-term due to the uncertainty as to whether such securities will be available for current operations. At December 31, 2008, we classified our investment in ARS as long-term investment trading securities, where unrealized gains and losses are recorded in current period earnings.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that certain criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Research and development revenues, which are earned under agreements with third parties for contract research and development activities, may include non-refundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Non-refundable license fees are recognized as revenue as we perform under the applicable agreement. Where the level of effort is relatively consistent over the performance period, we recognize total fixed or determined revenue on a straight-line basis over the estimated period of expected performance.

We recognize milestone payments as revenue upon achievement of the milestone, provided the milestone payment is non-refundable, substantive effort and risk is involved in achieving the milestone and the amount of the milestone is reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions are not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract as we complete our performance obligations.

Research and development revenues and cost reimbursements are based upon negotiated rates for our FTEs and actual out-of-pocket costs. FTE rates are intended to approximate our anticipated costs. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful. In revenue arrangements in which both parties make payments to each other, we evaluate the payments in accordance with the provisions of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” to determine whether payments made by us will be recognized as a reduction of revenue or as expense. In accordance with EITF Issue No. 01-9, revenue we recognize may be reduced by payments made to the other party under the arrangement unless we receive a separate and identifiable benefit in exchange for the payments and we can reasonably estimate the fair value of the benefit received. The application of EITF Issue No. 01-9 has not impacted us.

Preclinical Study and Clinical Trial Accruals

A substantial portion of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations (“CROs”), and other vendors. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs and review of contractual terms. Our estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors. If we have incomplete or inaccurate data, we may under-or overestimate activity levels associated with various studies or clinical trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity levels become known. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Stock-Based Compensation

We apply the provisions of SFAS 123R, “Accounting for Stock-Based Compensation,” which establishes accounting for share-based payment awards made to employees and directors including employee stock options and employee stock purchases. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award. We elected the modified prospective transition method for awards granted subsequent to April 29, 2004, the date of our initial public offering, and the prospective transition method for awards granted prior to our initial public offering. Prior periods are not revised for comparative purposes under either transition method. Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based

Compensation,” and complied with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure: an Amendment of FASB Statement No. 123.”

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services.”

As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, from time to time we will likely change the valuation assumptions we use to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates at the time, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if conditions change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Income taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the financial statements and operating loss and tax credit carry forwards. We have recorded a full valuation allowance to reduce our deferred tax asset to zero, because we believe that, based upon a number of factors, it is more likely than not that the deferred tax asset will not be realized. If we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. We adopted FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 was recorded net in deferred tax assets, which resulted in no FIN 48 liability on the Balance Sheet. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million. See “Notes to Financial Statements, Note 11 — Income Taxes” for additional information. As of December 31, 2008, our unrecognized tax benefits were $4.2 million.

Recent Accounting Pronouncements

In November 2007, the EITF issued a consensus on EITF Issue No. 07-01, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property,” which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how shared payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF Issue No. 07-01 is to be applied retrospectively for collaboration arrangements in fiscal years beginning after December 15, 2008. We will adopt EITF Issue No. 07-1 in the first quarter of 2009 and currently do not believe the adoption of EITF Issue No. 07-1 will have a material impact on its financial position or results of operations.

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 157-3, “Determining the Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157-3 expanded on the implementation guidance in SFAS 157 for estimating the present value of future cash flows for some hard-to-value financial instruments such as auction rate securities. The adoption of SFAS 157 and SFAS 157-3 did not have a material impact on our results of operations and financial position.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements

for Purposes of Lease Classification or Measurement under Statement 13” and FSP 157-2, “ Effective Date of FASB Statement No. 157 .” FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The adoption of SFAS 157 is not expected to have a material impact on our financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item, e.g., debt issue costs, must be recognized in earnings and cannot be deferred. The fair value option election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The adoption of SFAS 159 did not have a material impact on our results of operations and financial position as the fair value option was not elected for any of our financial assets or financial liabilities at the date of adoption, nor for any of our financial assets and liabilities transacted in the year ended December 31, 2008 except the put option resulting from UBS’s ARS right offering. See “Notes to Financial Statements — Note 3, Cash Equivalents, Investments and Fair Value Measurements.”

We adopted EITF Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF Issue No. 07-3 states that non-refundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF Issue No. 07-3 did not have a material effect on our results of operations and financial condition.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest a portion of our excess cash in debt instruments of high-quality issuers and, by policy, limit the amount of credit exposure in any one issuer and investment class. We protect and preserve our invested funds by attempting to limit default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

To minimize risk, we maintain our portfolio of cash and cash equivalents and short- and long-term investments in a variety of interest-bearing instruments, including U.S. government and agency securities, high grade municipal and U.S. bonds and money market funds. Our investment portfolio of short-term investments is subject to interest rate risk, and will fall in value if market interest rates increase.

At December 31, 2008, we held approximately $16.6 million of ARS classified as long-term investments, whose underlying assets are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, they are redeemed by the issuers or the investments mature. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. As of December 31, 2008, all our ARS were AAA-rated, the highest rating by a rating agency. In February 2009, the rating for certain of our ARS with a par value of $4.7 million was reduced to A3. At December 31, 2008, our investment advisors provided a valuation for the ARS investments utilizing a discounted cash flow approach to arrive at the valuation of our ARS, which was corroborated by a separate and comparable discounted cash flow analysis we prepared. Based on this Level 3 valuation defined by SFAS 157, we valued the ARS investments at $16.6 million, which represents a decline in value of $3.4 million from par. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2008, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, thereby could result in significant changes to the fair value of our ARS.

In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG has issued to us the ARS Rights. The ARS Rights provide us the right to receive the par value of our ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. Pursuant to the ARS Rights, we may require UBS to purchase our ARS at par value at any time between June 30, 2010 and July 2, 2012. In addition, UBS or its affiliates may sell or otherwise dispose of some or all of the ARS at its discretion at any time prior to expiration of the ARS Rights, subject to the obligation to pay us the par value of such ARS. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for ARS Rights, we agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. UBS’s obligations in connection with the ARS Rights are not secured by its assets and do not require UBS to obtain any financing to support these obligations. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations in connection with the ARS Rights. If UBS has insufficient funding to purchase the ARS and the auction process continues to fail, we may incur further losses on the carrying value of the ARS. We valued the put option using a Black-Scholes option pricing model that included estimates of interest rates, based on data available as of December 31, 2008, and was adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of the ARS Rights. A decline in fair value of the ARS would be largely offset by an increase in fair value of the ARS Rights.

Prior to accepting the UBS offer, we recorded our ARS as investments available-for-sale. We recorded unrealized gains and losses on our available-for-sale debt securities, in accumulated other comprehensive income in the shareholders’ equity section of our Balance Sheet. Such an unrealized loss did not reduce net income for the applicable accounting period. Simultaneously, due to the ARS Rights granted by UBS, we made a one-time election to transfer the related ARS holdings from available-for-sale securities to trading securities. As a result of this transfer, we recognized an other-than-temporary loss of approximately $3.4 million, and reversed the related temporary valuation allowance that was previously recorded in other comprehensive loss on the Balance Sheet. The recording of the ARS Rights under SFAS 159 and the recognition of the other-than-temporary impairment loss resulted in no net impact to the Statement of Operations for the year ended December 31, 2008. We anticipate that any future changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related ARS with no material net impact to the Statement of Operations, subject to UBS’s continued expected performance of its obligations in connection with the ARS Rights. The ARS Rights will continue to be measured at fair value under SFAS 159 until the earlier of our exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights, or the maturity of the ARS underlying the ARS Rights.

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

The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio, except ARS, and equipment financing lines (dollars in thousands):

								Fair Value at
								December 31,
	2009	2010	2011	2012	2013	Beyond 2013	Total	2008

Assets:
Short-term investments	$15,048	—	—	—	—	—	$15,048	$15,048
Average interest rate	0.96%	—	—	—	—	—	0.96%
Liabilities:
Equipment financing lines	$2,025	$1,630	$833	$152	—	—	$4,640	$4,205
Average interest rate	6.39%	6.82%	7.31%	7.25%	—	—	6.73%

ITEM 8.	Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytokinetics, Incorporated:

In our opinion, the accompanying balance sheets and the related statement of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Cytokinetics, Incorporated (a development stage company) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 and cumulatively, for the period from August 5, 1997 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP
San Jose, CA
March 12, 2009

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$41,819	$116,564
Short-term investments	15,048	3,175
Related party accounts receivable	221	87
Related party notes receivable — short-term portion	40	127
Prepaid and other current assets	1,782	2,063

Total current assets	58,910	122,016
Investments in auction rate securities	16,636	20,025
Investment put option	3,389	—
Property and equipment, net	5,087	7,728
Assets held for sale	325	—
Related party notes receivable — long-term portion	9	99
Restricted cash	2,750	5,167
Other assets	348	335

Total assets	$87,454	$155,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,382	$1,584
Accrued liabilities	7,174	8,558
Related party payables and accrued liabilities	—	22
Short-term portion of equipment financing lines	2,025	4,050
Short-term portion of deferred revenue	12,296	12,234

Total current liabilities	22,877	26,448
Long-term portion of equipment financing lines	2,615	4,639
Long-term portion of deferred revenue	12,196	24,367

Total liabilities	37,688	55,454

Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock:
Authorized: 10,000,000 shares in 2008 and 2007
Issued and outstanding: zero shares in 2008 and 2007	—	—
Common stock, $0.001 par value:
Authorized: 170,000,000 shares in 2008 and 120,000,000 shares in 2007
Issued and outstanding: 49,939,069 shares in 2008 and 49,282,362 shares in 2007	50	49
Additional paid-in capital	385,605	379,730
Deferred stock-based compensation	—	(329)
Accumulated other comprehensive income (loss)	18	(1)
Deficit accumulated during the development stage	(335,907)	(279,533)

Total stockholders’ equity	49,766	99,916

Total liabilities and stockholders’ equity	$87,454	$155,370

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

				Period from
				August 5, 1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2008	2007	2006	2008
	(In thousands, except per share data)

Revenues:
Research and development revenues from related party	$186	$1,388	$1,622	$40,439
Research and development, grant and other revenues	—	—	4	2,955
License revenues from related parties	12,234	12,234	1,501	38,568

Total revenues	12,420	13,622	3,127	81,962

Operating expenses:
Research and development(1)	53,950	53,388	49,225	337,438
General and administrative(1)	15,076	16,721	15,240	100,537
Restructuring charges	2,473	—	—	2,473

Total operating expenses	71,499	70,109	64,465	440,448

Operating loss	(59,079)	(56,487)	(61,338)	(358,486)
Interest and other, net	2,705	7,593	4,223	22,579

Net loss	$(56,374)	$(48,894)	$(57,115)	$(335,907)

Net loss per common share — basic and diluted	$(1.14)	$(1.03)	$(1.56)

Weighted-average number of shares used in computing net loss per common share — basic and diluted	49,392	47,590	36,618

(1) Includes the following stock-based compensation charges:
Research and development	$2,794	$2,932	$2,532	$11,106
General and administrative	2,812	2,621	2,111	9,247

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Issuance of common stock upon exercise of stock options for cash at $0.015 per share	147,625	$—	$2	$—	$—	$—	$2
Issuance of common stock to founders at $0.015 per share in exchange for cash in January 1998	563,054	1	7	—	—	—	8
Net loss	—	—	—	—	—	(2,015)	(2,015)

Balances, December 31, 1998	710,679	1	9	—	—	(2,015)	(2,005)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	287,500	—	69	—	—	—	69
Issuance of warrants, valued using Black-Scholes model	—	—	41	—	—	—	41
Deferred stock-based compensation	—	—	237	(237)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	123	—	—	123
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(7,341)	(7,341)

Total comprehensive loss	—	—	—	—	—	—	(7,349)

Balances, December 31, 1999	998,179	1	356	(114)	(8)	(9,356)	(9,121)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	731,661	1	194	—	—	—	195
Deferred stock-based compensation	—	—	93	(93)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	101	—	—	101
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	(13,079)	(13,079)

Total comprehensive loss	—	—	—	—	—	—	(12,993)

Balances, December 31, 2000	1,729,840	2	643	(106)	78	(22,435)	(21,818)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	102,480	—	56	—	—	—	56
Repurchase of common stock	(33,334)	—	(19)	—	—	—	(19)
Compensation expense for acceleration of options	—	—	20	—	—	—	20
Deferred stock-based compensation	—	—	45	(45)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	93	—	—	93
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	(15,874)	(15,874)

Total comprehensive loss	—	—	—	—	—	—	(15,684)

Balances, December 31, 2001	1,798,986	2	745	(58)	268	(38,309)	(37,352)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	131,189	—	68	—	—	—	68
Repurchase of common stock	(3,579)	—	(2)	—	—	—	(2)
Deferred stock-based compensation	—	—	(2)	2	—	—	—
Amortization of deferred compensation	—	—	—	6	—	—	6
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	(23,080)	(23,080)

Total comprehensive loss	—	—	—	—	—	—	(23,308)

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Balances, December 31, 2002	1,926,596	2	$809	$(50)	$40	$(61,389)	$(60,588)
Issuance of common stock upon exercise of stock options for cash at $0.20-$1.20 per share	380,662	—	310	—	—	—	310
Stock-based compensation	—	—	158	—	—	—	158
Deferred stock-based compensation	—	—	4,369	(4,369)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	768	—	—	768
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(32,685)	(32,685)

Total comprehensive loss	—	—	—	—	—	—	(32,679)

Balances, December 31, 2003	2,307,258	2	5,646	(3,651)	46	(94,074)	(92,031)
Issuance of common stock upon initial public offering at $13.00 per share, net of issuance costs of $9,151	7,935,000	8	93,996	—	—	—	94,004
Issuance of common stock to related party for $13.00 per share	538,461	1	6,999	—	—	—	7,000
Issuance of common stock to related party	37,482	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	17,062,145	17	133,155	—	—	—	133,172
Issuance of common stock upon cashless exercise of warrants	115,358	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash at $0.20-$6.50 per share	404,618	—	430	—	—	—	430
Issuance of common stock pursuant to ESPP at $8.03 per share	69,399	—	557	—	—	—	557
Stock-based compensation		—	278	—	—	—	278
Deferred stock-based compensation	—	—	2,198	(2,198)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,598	—	—	1,598
Repurchase of unvested stock	(16,548)	—	(20)	—	—	—	(20)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	(234)	—	(234)
Net loss				—	—	(37,198)	(37,198)

Total comprehensive loss	—	—	—	—	—	—	(37,432)

Balances, December 31, 2004	28,453,173	28	243,239	(4,251)	(188)	(131,272)	107,556
Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	196,703	1	370	—	—	—	371
Issuance of common stock pursuant to ESPP at $4.43 per share	179,520	—	763	—	—	—	763
Issuance of common stock upon cashless exercise of warrants	14,532	—	—	—	—	—	—
Issuance of common stock upon drawdown of committed equity financing facility at $6.13-$7.35 per share, net of issuance costs of $178	887,576	1	5,546	—	—	—	5,547
Stock-based compensation	—	—	67	—	—	—	67
Amortization of deferred stock-based compensation, net of cancellations	—	—	(439)	1,799	—	—	1,360
Repurchase of unvested stock	(20,609)	—	(25)	—	—	—	(25)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	174	—	174
Net loss				—	—	(42,252)	(42,252)

Total comprehensive loss	—	—	—	—	—	—	(42,078)

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Balances, December 31, 2005	29,710,895	$30	$249,521	$(2,452)	$(14)	$(173,524)	$73,561
Issuance of common stock upon exercise of stock options for cash at $0.20-$7.10 per share	354,502	—	559	—	—	—	559
Issuance of common stock pursuant to ESPP at a weighted price of $4.43 per share	193,248	—	856	—	—	—	856
Issuance of common stock pursuant to registered direct offerings at $6.60 and $7.00 per share, net of issuance costs of $3,083	10,285,715	10	66,907	—	—	—	66,917
Issuance of common stock upon drawdown of committed equity financing facility at $5.53-$7.02 per share	2,740,735	3	16,954	—	—	—	16,957
Stock-based compensation	—	—	3,421	—	—	—	3,421
Amortization of deferred stock-based compensation, net of cancellations	—	—	(138)	1,358	—	—	1,220
Repurchase of unvested stock	(1,537)	—	(2)	—	—	—	(2)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	(61)	—	(61)
Net loss				—	—	(57,115)	(57,115)

Total comprehensive loss	—	—	—	—	—	—	(57,176)

Balances, December 31, 2006	43,283,558	43	338,078	(1,094)	(75)	(230,639)	106,313
Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	259,054	1	511	—	—	—	512
Issuance of common stock pursuant to ESPP at a weighted price of $4.49 per share	179,835	—	807	—	—	—	807
Issuance of common stock upon drawdown of committed equity financing facility at $4.43-$4.81 per share	2,075,177	2	9,540	—	—	—	9,542
Issuance of common stock to related party for $9.47 per share, net of issuance costs of $57	3,484,806	3	26,006	—	—	—	26,009
Stock-based compensation	—	—	4,833	—	—	—	4,833
Amortization of deferred stock-based compensation, net of cancellations	—	—	(45)	765	—	—	720
Repurchase of unvested stock	(68)	—	—	—	—	—	—
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	74	—	74
Net loss				—	—	(48,894)	(48,894)

Total comprehensive loss	—	—	—	—	—	—	(48,820)

Balances, December 31, 2007	49,282,362	49	379,730	(329)	(1)	(279,533)	99,916
Issuance of common stock upon exercise of stock options for cash at $0.58-$3.37 per share	95,796	—	131	—	—	—	131
Issuance of common stock pursuant to ESPP at a weighted price of $2.85 per share	164,451	—	468	—	—	—	468
Issuance of restricted stock at a price of $0.001 per share	397,960	1	(1)	—	—	—	—
Cancellation of restricted stock	(1,500)	—	—	—	—	—	—
Stock-based compensation	—	—	5,277	—	—	—	5,277
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	329	—	—	329
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	19	—	19
Net loss				—	—	(56,374)	(56,374)

Total comprehensive loss	—	—	—	—	—	—	(56,355)

Balances, December 31, 2008	49,939,069	$50	$385,605	$—	$18	$(335,907)	$49,766

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

				Period from
				August 5,
				1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2008	2007	2006	2008
		(In thousands)

Cash flows from operating activities:
Net loss	$(56,374)	$(48,894)	$(57,115)	$(335,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,456	2,829	2,927	23,445
(Gain) loss on disposal of equipment	3	13	(8)	351
Non-cash restructuring expenses	476	—	—	476
Non-cash interest expense	77	92	92	504
Non-cash forgiveness of loan to officer	51	116	107	415
Stock-based compensation	5,606	5,553	4,643	20,353
Other non-cash expenses	7	7	—	182
Changes in operating assets and liabilities:
Related party accounts receivable	(145)	41,959	(41,515)	(572)
Prepaid and other assets	192	(275)	413	(2,158)
Accounts payable	(6)	(969)	852	1,388
Accrued liabilities	(1,540)	2,005	2,419	6,982
Related party payables and accrued liabilities	(22)	(142)	(485)	—
Deferred revenue	(12,109)	(5,299)	40,500	24,492

Net cash used in operating activities	(61,328)	(3,005)	(47,170)	(260,049)

Cash flows from investing activities:
Purchases of investments	(24,462)	(51,700)	(143,046)	(669,365)
Proceeds from sales and maturities of investments	12,607	98,729	135,527	634,393
Purchases of property and equipment	(658)	(2,563)	(5,370)	(29,550)
Proceeds from sale of property and equipment	—	—	6	50
(Increase) decrease in restricted cash	2,417	867	(862)	(2,750)
Issuance of related party notes receivable	—	—	—	(1,146)
Proceeds from repayments of notes receivable	130	129	63	829

Net cash provided by (used in) investing activities	(9,966)	45,462	(13,682)	(67,539)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party and public offerings, net of issuance costs	—	26,012	66,917	193,934
Proceeds from draw down of Committed Equity Financing Facility, net of issuance costs	—	9,542	16,957	32,046
Proceeds from other issuances of common stock	599	1,312	1,378	6,157
Proceeds from issuance of preferred stock, net of issuance costs	—	—	—	133,172
Repurchase of common stock	—	—	(2)	(68)
Proceeds from equipment financing lines	—	1,742	4,347	23,696
Repayment of equipment financing lines	(4,050)	(3,888)	(2,873)	(19,530)

Net cash provided by (used in) financing activities	(3,451)	34,720	86,724	369,407

Net increase (decrease) in cash and cash equivalents	(74,745)	77,177	25,872	41,819
Cash and cash equivalents, beginning of period	116,564	39,387	13,515	—

Cash and cash equivalents, end of period	$41,819	$116,564	$39,387	$41,819

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1 —	Organization and Significant Accounting Policies

Organization

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. The Company is a development stage enterprise and has been primarily engaged in conducting research, developing drug candidates and technologies, and raising capital.

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

The Company’s consolidated financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred net losses since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $56.4 million and net cash outflows from operations of $61.3 million for the year ended December 31, 2008 and an accumulated deficit of approximately $335.9 million as of December 31, 2008. Cash, cash equivalents and short-term investments declined from $119.7 million at December 31, 2007 to $56.9 million at December 31, 2008. If the Company’s losses and net cash outflows continue, and sufficient capital is not available, its liquidity may be impaired.

The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through the additional sale of equity securities, payments from strategic collaborations, government grant awards and debt financing. Based on the current status of our development plans, the Company believes that its existing cash, cash equivalents and short term investments at December 31, 2008 coupled with the additional capital received in January and February of 2009 (see Note 14) will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of development of one or more of our drug candidates or potential drug candidates. Alternatively, the Company might raise funds through public or private financings, strategic relationships or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash, cash equivalents and investments are invested in deposits with four major financial institutions in the U.S. Deposits in these banks may exceed the

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

amount of insurance provided on such deposits. The Company has not experienced any realized losses on its deposits of cash, cash equivalents or investments.

The recent economic turmoil in the United States, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets and other current negative macroeconomic indicators, such as the global recession, could negatively impact the Company’s ability to raise the funds necessary to support its business and may materially adversely affect its business, operating results and financial condition.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment is affected principally by conditions or occurrences within Amgen Inc. (“Amgen”) and GlaxoSmithKline (“GSK”), its primary strategic partners. Approximately 99%, 90%, and less than 10% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively, were derived from Amgen. Accounts receivable due from Amgen was $130,000 at December 31, 2008 and zero at December 31, 2007, and was included in related party accounts receivable. Approximately 1%, 10% and 97% of revenues for the years ended December 31, 2008, 2007 and 2006, respectively, were derived from GSK. Accounts receivable from GSK totaled $89,000 at December 31, 2008 and $19,000 at December 31, 2007 and was included in related party accounts receivable. See also Note 5, “Related Party Transactions,” below regarding collaboration agreements with Amgen and GSK.

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

The Company’s operations and employees are located in the United States. In the years ended December 31, 2008, 2007 and 2006, all of the Company’s revenues were received from entities located in the United States or from United States affiliates of foreign corporations.

Restricted Cash

In accordance with the terms of the Company’s line of credit agreement with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $2.8 million and $5.2 million at December 31, 2008 and 2007, respectively, and was classified as restricted cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Investments

Available-for-sale and trading investments.  The Company’s investments consist of auction rate securities (“ARS”), U.S. municipal and government agency bonds, commercial paper, U.S. government treasury securities, and money market funds. The Company designated all investments, except for ARS held by UBS AG (“UBS”), as available-for-sale and are therefore reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. During the fourth quarter of fiscal 2008, the Company reclassified ARS held by UBS from available-for-sale to trading securities. Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in net loss. See Note 3 for further detailed discussion. Investments with original maturities greater than approximately three months and remaining

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The Company classifies investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.

Other-than-temporary impairment.  All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the intent and ability to hold the investment to maturity. When it is determined that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Recognized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other, net.

See Note 3 for additional details on the Company’s investment portfolio and events that occurred during 2008 that impacted the classification of ARS in the Company’s Balance Sheet.

Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The Company bases the fair value of short-term investments on current market prices, and the fair value of noncurrent investments, using discounted cash flow models (Note 3). The carrying value of the put option resulting from UBS’s ARS Rights offering (Note 3) is based on the Black-Scholes option pricing model, which approximates the difference in value between the par value and the fair value of the associated ARS. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”), the Company may elect fair value measurement for certain financial assets on a case by case basis. The Company has elected to use fair value measurement under SFAS 159 for the put option resulting from UBS’s ARS Rights offering.

The fair value of the equipment financing lines is $4.2 million compared to the book value of $4.6 million based on borrowing rates currently available to the Company.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally three years for computer equipment and software, five years for laboratory equipment and office equipment, and seven years for furniture and fixtures. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically ranging from three to seven years. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment of Long-lived Assets

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. See Note 7, “Restructuring” for a discussion of asset impairments recorded in the year ended December 31, 2008.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB No. 104 requires that certain criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Research and development revenues, which are earned under agreements with third parties for contract research and development activities, may include non-refundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. The Company’s revenue arrangements with multiple elements are evaluated under Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration the Company receives is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Non-refundable license fees are recognized as revenue as the Company performs under the applicable agreement. Where the level of effort is relatively consistent over the performance period, the Company recognizes total fixed or determined revenue on a straight-line basis over the estimated period of expected performance.

The Company recognizes milestone payments as revenue upon achievement of the milestone provided the milestone payment is non-refundable, substantive effort and risk is involved in achieving the milestone and the amount of the milestone is reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions are not met, the Company defers the milestone payment and recognizes it as revenue over the estimated period of performance under the contract as the Company completes its performance obligations.

Research and development revenues and cost reimbursements are based upon negotiated rates for the Company’s full time employee equivalents (“FTE”) and actual out-of-pocket costs. FTE rates are intended to approximate the Company’s anticipated costs. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful. In revenue arrangements in which both parties make payments to each other, the Company will evaluate the payments in accordance with the provisions of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” to determine whether payments made by us will be recognized as a reduction of revenue or as expense. In accordance with EITF Issue No. 01-9, revenue recognized by the Company may be reduced by payments made to the other party under the arrangement unless the

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company receives a separate and identifiable benefit in exchange for the payments and the Company can reasonably estimate the fair value of the benefit received. The application of EITF Issue No. 01-9 has had no material impact to the Company.

Preclinical Studies and Clinical Trial Accruals

A substantial portion of the Company’s preclinical studies and all of the Company’s clinical trials have been performed by third-party contract research organizations (“CROs”) and other vendors. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date. The Company monitors patient enrollment levels and related activities to the extent practicable through internal reviews, correspondence and status meetings with CROs, and review of contractual terms. The Company’s estimates are dependent on the timeliness and accuracy of data provided by its CROs and other vendors. If the Company has incomplete or inaccurate data, it may under- or overestimate activity levels associated with various studies or trials at a given point in time. In this event, it could record adjustments to research and development expenses in future periods when the actual activity level become known. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Research and Development Expenditures

Research and development costs are charged to operations as incurred.

Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There have been no employer contributions to the plan since inception.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 were effective for the Company beginning January 1, 2007. See Note 11 for additional information, including the effects of adoption on the Company’s financial statements.

Comprehensive Income/(Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and presentation of comprehensive income/(loss) and its components. Comprehensive income/(loss), as defined, includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income/(loss) for each of the year ended December 31, 2008, 2007 and 2006 was equal to net loss adjusted for unrealized gains and losses on investments.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2008	2007	2006

Numerator:
Net loss	$(56,374)	$(48,894)	$(57,115)

Denominator:
Weighted-average number of common shares outstanding	49,477	47,591	36,634
Less:
Restricted stock subject to repurchase	(85)	—	—
Weighted-average shares subject to repurchase	—	(1)	(16)

Weighted-average number of common shares used in computing basic and diluted net loss per share	49,392	47,590	36,618

The following instruments were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2008	2007	2006

Options to purchase common stock	5,975	5,060	4,033
Unvested restricted stock	396	—	—
Common stock subject to repurchase	—	—	3
Warrants to purchase common stock	474	474	244
Shares issuable related to the Employee Stock Purchase Plan (“ESPP”)	43	36	43

Total shares	6,888	5,570	4,323

Stock-based Compensation

The Company applies the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for share-based payment awards made to employees and directors including employee stock options and employee stock purchases. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award. The following table summarizes stock-based compensation related to employee stock options and employee stock purchases under

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

SFAS No. 123R, including amortization of deferred compensation recognized under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” (in thousands):

	Years Ended December 31.
	2008	2007	2006

Research and development	$2,794	$2,932	$2,532
General and administrative	2,812	2,621	2,111

Stock-based compensation included in operating expenses	$5,606	$5,553	$4,643

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
	Employee		Employee		Employee
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP

Risk-free interest rate	2.98%	2.15%	4.49%	4.33%	4.68%	4.91%
Volatility	64%	68%	73%	76%	74%	72%
Expected life (in years)	6.08	1.25	6.00	1.25	6.08	1.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

Under SAB No. 107, “Share-Based Payments,” the Company used the simplified method of estimating the expected term for stock-based compensation from January 1, 2006, the date it adopted SFAS No. 123R, through December 31, 2007. Starting January 1, 2008, the Company ceased to use the simplified method, and now uses its own historical exercise activity and extrapolates the life cycle of options outstanding to arrive at its estimated expected term for new option grants.

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

The Company measures compensation expense for restricted stock awards at fair value on the date of grant and recognizes the expense over the expected vesting period. The fair value for restricted stock awards is based on the closing price of the Company’s common stock on the date of grant.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, there was $7.9 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2008, there was $0.8 million of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.

The Company amortized deferred stock-based compensation recorded prior to the adoption of SFAS No. 123R for stock options granted prior to its IPO. The fair value of these awards was calculated at grant date using the intrinsic value method as prescribed in APB 25. At December 31, 2008, the deferred stock based compensation was fully amortized to expense.

On November 10, 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP FAS 123R-3”). The Company elected to adopt the alternative transition method provided in FSP FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based payments, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 157-3, “Determining the Value of a Financial Asset When the Market for That Asset Is Not Active” (“SFAS 157-3”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157-3 expanded on the implementation guidance in SFAS 157 for estimating the present value of future cash flows for some hard-to-value financial instruments such as auction rate securities. The adoption of SFAS 157 and SFAS 157-3 did not have a material impact on the Company’s results of operations and financial position; however additional disclosure has been added to the financial statements in Note 3 “Cash Equivalents, Investments and Fair Value Measurements.”

The Company adopted SFAS 159, which permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item, e.g., debt issue costs, must be recognized in earnings and cannot be deferred. The fair value option election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. The adoption of SFAS 159 did not have a material impact on the Company’s results of operations and financial position as the fair value option was not elected for any of the Company’s financial assets or financial liabilities at the date of adoption, nor for any of its financial assets and liabilities transacted in the year ended December 31, 2008 except the put option resulting from UBS’s ARS right offering. See Note 3,“Cash Equivalents, Investments and Fair Value Measurements.”

The Company adopted EITF Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF Issue No. 07-3 states that non-refundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. Entities should then continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The adoption of EITF Issue No. 07-3 did not have a material effect on the Company’s results of operations and financial condition.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accounting Pronouncements Not Yet Adopted

In November 2007, the EITF issued a consensus on EITF Issue No. 07-01, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property”, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how shared payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF Issue No. 07-01 is to be applied retrospectively for collaboration arrangements in fiscal years beginning after December 15, 2008. The Company will adopt EITF Issue No. 07-1 in the first quarter of 2009 and currently does not believe the adoption of EITF Issue No. 07-1 will have a material impact on its financial position or results of operations.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 “ and FSP 157-2, “ Effective Date of FASB Statement No. 157 .” FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope, and was effective upon initial adoption of SFAS 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.

Note 2 —	Supplementary Cash Flow Data

Supplemental cash flow information was as follows (in thousands):

				Period from
				August 5, 1997
	Years Ended December 31,			(Date of Inception) to
	2008	2007	2006	December 31, 2008

Cash paid for interest	$412	$594	$439	$3,999
Cash paid for income taxes	1	1	1	10
Significant non-cash investing and financing activities:
Deferred stock-based compensation	—	—	—	6,940
Purchases of property and equipment through accounts payable	127	359	1,554	127
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	131	258
Penalty on restructuring of equipment financing lines	—	—	—	475
Conversion of convertible preferred stock to common stock	—	—	—	133,172

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3 —	Cash Equivalents, Investments and Fair Value Measurements

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents, short-term investments, long-term investments and investment put option at December 31, 2008 and 2007 was as follows (in thousands):

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates

Cash equivalents — money market funds	$41,224	—	—	$41,224

Short-term investments — U.S. Treasury securities	$15,030	$18	$—	$15,048	1/2009 — 3/2009

Investments in auction rate securities	$20,025	$—	$3,389	$16,636	6/2036 — 8/2045

Investment put option	$—	$3,389	$—	$3,389	6/30/2010 — 7/2/2012

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates

Cash equivalents:
Money market funds	91,241	—	—	91,241
Commercial paper	24,901	1	(2)	24,900	1/2008 — 2/2008

Total cash equivalents	$116,142	1	(2)	$116,141

Short-term investments - student loan auction rate securities	$3,175	$—	$—	$3,175	1/2008

Long-term investments - student loan auction rate securities	$20,025	$—	$—	$20,025	6/2036 — 8/2045

As of December 31, 2008, the Company’s cash equivalents and short-term investments had no unrealized losses.

As of December 31, 2007, the Company’s cash equivalents had unrealized losses of $2,000, and its short-term investments had no unrealized losses. The unrealized losses on the Company’s commercial paper classified as cash equivalents at December 31, 2007 were primarily caused by rising interest rates. The Company was able to collect all contractual cash flows related to the commercial paper held at December 31, 2007 and no realized losses were incurred.

Interest income was $3.2 million, $8.3 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, and $27.5 million for the period August 5, 1997 (inception) through December 31, 2008.

The Company’s long-term investments in ARS as of December 31, 2008 and 2007 refer to securities that are structured with short-term interest reset dates every 28 days but with maturities generally greater than 10 years. At the end of each reset period, investors can attempt to sell the securities through an auction process or continue to hold the securities at par value. As of December 31, 2007, there were no ARS in an unrealized loss position and there were no failed auctions associated with the Company’s ARS through that date. In February 2008, the Company liquidated $3.2 million of its ARS at par, which were classified as short-term investments as of December 31, 2007.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company classified its remaining ARS holdings as long-term investments as of December 31, 2007 based on their stated maturity date.

At December 31, 2008, the Company held approximately $20.0 million in par value of ARS classified as long-term investments. The assets underlying these ARS are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, they are redeemed by the issuer or the investments mature. Typically, the fair value of ARS investments approximates par value due to the frequent interest rate resets associated with the auction process. Currently, there is not an active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. Although the ARS continue to pay interest according to their stated terms, based on valuation models of the individual securities, the Company has recognized in the Statement of Operations a loss of approximately $3.4 million on ARS in interest and other, net for which for the Company has concluded that an other-than-temporary impairment exists. The fair value of the Company’s investment in ARS as of December 31, 2008 was determined to be $16.6 million.

In connection with the failed auctions of the Company’s ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, the Company accepted a settlement with UBS AG pursuant to which UBS AG has issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide the Company the right to receive the par value of its ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. Pursuant to the ARS Rights, the Company may require UBS to purchase its ARS at par value at any time between June 30, 2010 and July 2, 2012. In addition, UBS or its affiliates may sell or otherwise dispose of some or all of the ARS at its discretion at any time prior to expiration of the ARS Rights, subject to the obligation to pay the Company the par value of such ARS. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for ARS Rights, the Company agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. UBS’s obligations in connection with the ARS Rights are not secured by its assets and UBS is not required UBS to obtain any financing to support those obligations. UBS has disclaimed any assurance that it will have sufficient resources to satisfy its obligations in connection with the ARS Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, the Company may incur further losses on the carrying value of the ARS.

The ARS Rights represent a firm agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in a put option and is recognized as a separate freestanding instrument that is accounted for separately from the ARS investment. As of December 31, 2008, the Company recorded $3.4 million as fair value of the put option assets, classified as long-term assets on the Balance Sheet as December 31, 2008, with a corresponding credit to interest and other, net in the Statement of Operations for the year ended December 31, 2008. The put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company elected to measure the ARS Rights at fair value under SFAS 159 to mitigate volatility in reported earnings due to its linkage to the ARS. The Company valued the put option using a Black-Scholes option pricing model that included estimates of interest rates, based on data available as of December 31, 2008, and was adjusted for any bearer risk associated with UBS’s ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of this ARS Rights.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Prior to accepting the UBS offer, the Company recorded its ARS as investments available-for-sale. The Company recorded unrealized gains and losses on its available-for-sale debt securities, in accumulated other comprehensive income/(loss) in the shareholders’ equity section of the Balance Sheet. Such an unrealized loss did not impact net loss for the applicable accounting period. Simultaneously, due to the ARS Rights granted by UBS, the Company made a one-time election to transfer the related ARS holdings from available-for-sale securities to trading securities. As a result of this transfer, the Company recognized an other-than-temporary loss of approximately $3.4 million, and reversed the related unrealized loss that was previously recorded in other comprehensive loss on the Balance Sheet. The recording of the ARS Rights under SFAS 159 and the recognition of the other-than-temporary impairment loss resulted in no net impact to the Statement of Operations for the year ended December 31, 2008. The Company anticipates that any future changes in the fair value of the ARS Rights will be largely offset by the changes in the fair value of the related ARS with no material net impact to the Statement of Operations, subject to UBS’s continued expected performance of its obligations in connection with the ARS Rights. The ARS Rights will continue to be measured at fair value under SFAS 159 until the earlier of the Company’s exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights, or the maturity of the ARS underlying the ARS Rights.

The Company continues to monitor the market for ARS and consider its impact (if any) on the fair market value of our investments. If the market conditions deteriorate further, the Company may be required to record additional unrealized losses in earnings, offset by corresponding increases in the put option.

Fair Value Measurements

As stated in Note 1, “Organization and Significant Accounting Policies,” on January 1, 2008, the Company adopted the methods of fair value described in SFAS 157 to value its financial assets and liabilities. As defined in SFAS 157, fair value is the price that would be received for assets when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best information reasonably available. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers the security issuers’ and the third-party insurers’ credit risk in its assessment of fair value.

The Company classifies the determined fair value based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as followed:

Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or through corroboration with observable market data; and

Level 3 — Unobservable inputs, for which there is little or no market data for the assets or liabilities, such as internally-developed valuation models.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Financial assets measured at fair value on a recurring basis as of December 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value

Money market funds	$41,224	$—	$—	$41,224
U.S. Treasury securities	15,048	—	—	15,048
Investments in ARS	—	—	16,636	16,636
Investment put option related to ARS Rights	—	—	3,389	3,389

Total	$56,272	$—	$20,025	$76,297

Amounts included in:
Cash and cash equivalents	$41,224	$—	$—	$41,224
Short-term investments	15,048	—	—	15,048
Investments in ARS	—	—	16,636	16,636
Investment put option	—	—	3,389	3,389

Total	$56,272	$—	$20,025	$76,297

The valuation technique used to measure fair value for our Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. The valuation technique used to measure fair value for our Level 3 assets is an income approach, where the expected future cash flows were discounted back to present value for each asset, except for the put option related to the ARS Rights, which is based on Black-Scholes option pricing model and approximates the difference in value between the par value and the fair value of the associated ARS.

At December 31, 2008, the Company held approximately $16.6 million in fair value of ARS classified as long-term investments. The assets underlying the ARS are student loans which are substantially backed by the federal government. During the first quarter of fiscal 2008, the Company reclassified its ARS to the Level 3 category. The fair values of these securities were estimated utilizing a discounted cash flow (“DCF”) analysis as of December 31, 2008. The Company reclassified its ARS to the Level 3 category as some of the inputs used in the DCF model include unobservable inputs. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. The assumptions used in preparing the DCF model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available as of December 31, 2008. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, thereby could result in significant changes to the fair value of ARS. The significant assumptions of this valuation model were discount margins ranging from 375 to 410 basis points which are based on industry recognized student loan sector indices, an additional liquidity discount of approximately 150 basis points and an estimated term to liquidity of 2 to 5 years. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing of expected future cash flows.

The ARS were also compared, when possible, to other observable market data for securities with similar characteristics as the securities held by the Company. Although the ARS investments continue to pay interest according to their stated terms, based on valuation models of the individual securities, the Company has recognized in the Statement of Operations an unrecognized loss of approximately $3.4 million in interest and other, net for ARS that the Company has concluded that an other-than-temporary impairment exists.

Unrecognized gains of $3.4 million on the put option related to the ARS Rights are included in interest and other, net in the accompanying Statements of Operations for the year ended December 31, 2008. Unrealized losses

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

for the year ended December 31, 2008 included losses totaling $3.4 million that were transferred from accumulated other comprehensive loss as a result of the reclassification of the ARS from available-for-sale to trading securities.

Changes to estimates and assumptions used in estimating the fair value of the ARS and the ARS Rights may result in materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. Other factors that may impact the valuation of the Company’s ARS and related ARS Rights include changes to credit ratings of the securities and to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2008 consisted solely of the ARS and the ARS Rights. The following table provides reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

	ARS	Investment put option

Balance as of December 31, 2007	$—	$—
Transfer to Level 3 hierarchy measurement from Level 1	20,025
Recognition of the ARS Rights	—	3,389
Unrecognized losses on ARS trading securities included in interest and other, net	(3,389)	—

Balance as of December 31, 2008	$16,636	$3,389

The total amount of assets measured using Level 3 valuation methodologies represented approximately 23% of our total assets as of December 31, 2008.

Unrecognized gains of $3.4 million on the put option related to the ARS Rights are included in interest and other, net in the accompanying Statements of Operations for the year ended December 31, 2008. Unrecognized losses for the year ended December 31, 2008 included losses totaling $3.4 million that were transferred from accumulated other comprehensive loss as a result of the reclassification of the ARS from available-for-sale to trading securities.

Note 4 —	Balance Sheet Components

	December 31,
	2008	2007

Property and equipment, net (in thousands):
Laboratory equipment	$18,254	$19,081
Computer equipment and software	3,700	3,647
Office equipment, furniture and fixtures	431	365
Leasehold improvements	3,146	3,054

	25,531	26,147
Less: Accumulated depreciation and amortization	(20,444)	(18,419)

	$5,087	$7,728

Property and equipment pledged as collateral against outstanding borrowings under the Company’s equipment financing lines totaled $10.1 million, less accumulated depreciation of $6.1 million, at December 31, 2008 and

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

$21.9 million, less accumulated depreciation of $15.6 million, at December 31, 2007. Depreciation expense was $2.5 million, $2.8 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

	December 31,
	2008	2007

Accrued liabilities (in thousands):
Clinical and pre-clinical costs	$5,368	$4,730
Consulting and professional fees	446	448
Bonus	13	1,560
Vacation and other payroll related	959	1,211
Other accrued expenses	388	609

	$7,174	$8,558

Interest receivable on cash equivalents and short- and long-term investments of $106,000 and $117,000 is included in prepaid and other current assets at December 31, 2008 and 2007, respectively.

Note 5 —	Related Party Transactions

Research and Development Arrangements

GSK

In 2001, the Company entered into a collaboration and license agreement with GSK, establishing a strategic alliance to discover, develop and commercialize small molecule drugs for the treatment of cancer and other diseases. Under this agreement, GSK paid the Company an upfront licensing fee for rights to certain technologies and milestone payments regarding performance and developments within agreed-upon projects. In conjunction with these projects, GSK agreed to reimburse the Company’s costs associated with the strategic alliance. In connection with the agreement, in 2001 GSK made a $14.0 million equity investment in the Company. In 2001, the Company also received $14.0 million for the upfront licensing fee, which was recognized ratably over the initial five-year research term of the agreement. In the years ended December 31, 2008, 2007 and 2006, the Company recognized none, $1.4 million and $2.8 million, respectively, as license revenue under this agreement. At December 31, 2008 and 2007, no license revenue under this agreement was deferred. The Company received and recognized as revenue $0.2 million, $0.4 million and $1.6 million in FTE and other expense reimbursements for the years ended December 31, 2008, 2007 and 2006, respectively, and $32.5 million in the period from August 5, 1997 (inception) through December 31, 2008. The Company also received and recognized as revenue $1.0 million in performance milestone payments under the agreement for the year ended December 31, 2007, and zero in the years ended December 31, 2008 and 2006, respectively, and $8.0 million in the period from August 5, 1997 (inception) through December 31, 2008 as no ongoing performance obligations existed with respect to this aspect of the agreement.

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

Under the November 2006 amendment to the collaboration and license agreement with GSK, the Company assumed responsibility, at its expense, for the continued research, development and commercialization of inhibitors of kinesin spindle proteins, including ispinesib and SB-743921, and other mitotic kinesins, other than centromere-associated protein E (“CENP-E”). Under the November 2006 amendment, the Company’s development of ispinesib

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

and SB-743921 were subject to GSK’s option to resume responsibility for the development and commercialization of either or both drug candidates. In December 2008, GSK’s option to license ispinesib and SB-743921 expired. Consequently, all rights to these drug candidates remain with the Company, subject to certain royalty obligations to GSK. Accrued liabilities at December 31, 2008 and 2007 included zero and $20,000, respectively, payable to GSK for outsourced services.

The initial five-year research term of the collaboration and license agreement expired in June 2005, and has been extended for an additional year in each of June 2006, 2007 and 2008. Under these extensions, GSK and the Company are conducting translational research activities focused on CENP-E, each at its own expense. GSK is currently conducting a Phase I clinical trial of the CENP-E inhibitor GSK-923295 at its expense under the agreement.

GSK made additional equity investments in the Company in 2003 and 2004 of $3.0 million and $7.0 million, respectively.

Amgen

On December 29, 2006, the Company entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure. The agreement provides Amgen a non-exclusive license and access to certain technology, and an option to obtain an exclusive license to CK-1827452 world-wide, except Japan. Under the terms of the agreement, the Company received an upfront, non-refundable license and technology access fee of $42.0 million from Amgen, which the Company is recognizing as revenue ratably over the maximum term of the non-exclusive license, which is four years. Management determined that the obligations under the non-exclusive license did not meet the requirement for separate units of accounting and therefore should be recognized as a single unit of accounting.

The Company is conducting research and development activities at its own expense for CK-1827452 in accordance with an agreed upon plan. Amgen’s option is exercisable during a defined period, the ending of which is dependent upon satisfaction of certain conditions, primarily the delivery of Phase I and Phase IIa clinical trials data for CK-1827452 in accordance with an agreed development plan, the results from which may be sufficient to support its progression into Phase IIb clinical development. To exercise its option, Amgen is required to pay a non-refundable fee of $50.0 million and thereafter would have an exclusive license for development and commercialization of the CK-1827452 world-wide, excluding Japan. On exercise of the option, the Company is required to transfer all data and know-how necessary to enable Amgen to assume responsibility for development and commercialization of CK-1827452 and related compounds, which Amgen will perform at its sole expense. Development services, if any, performed by the Company for Amgen after commencement of the exclusive license term will be reimbursed by Amgen. Under the agreement, the Company may be eligible to receive pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on CK-1827452 and other potential products arising from research under the collaboration and royalties that escalate based on increasing levels of the annual net sales of products commercialized under the agreement. The agreement also provides for the Company to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If the Company elects to co-fund such costs, it would be entitled to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense. If Amgen elects not to exercise its option on CK-1827452, the collaboration would terminate and the Company may then proceed independently to develop CK-1827452 itself or with third parties.

In connection with entering into the collaboration and option agreement, the Company contemporaneously entered into a common stock purchase agreement (the “CSPA”) with Amgen, which provided for the sale of 3,484,806 shares of the Company’s common stock at a price per share of $9.47 and an aggregate purchase price of approximately $33.0 million. On January 2, 2007, the Company issued 3,484,806 shares of common stock to

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Amgen under the CSPA. After deducting the offering costs, the Company received net proceeds of approximately $32.9 million in January 2007. The common stock was valued using the closing price of the common stock on December 29, 2006, the last trading day of the common stock prior to issuance. The difference between the price paid by Amgen of $9.47 per share and the stock price of $7.48 per share of common stock totaled $6.9 million. This premium was recorded as deferred revenue in January 2007 and is being recognized as revenue ratably over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which is approximately four years.

The Company recognized license revenue under the agreement of $12.2 million, $12.2 million and $0.1 million in 2008, 2007 and 2006, respectively and $24.6 million in the period August 5, 1997 (inception) through December 31, 2008. The Company also recognized revenue of $5,000 in 2008 for sales of clinical material to Amgen.

Other Research and Development Arrangements

In 1998, the Company entered into a licensing agreement with certain universities where the Company’s founding scientists are also affiliated with the universities. The Company agreed to pay technology license fees and milestone payments for technology developed under the licensing agreement. The Company is also obligated to make minimum royalty payments, as specified in the agreement, commencing the year of product market introduction or upon an agreed upon anniversary of the licensing agreement. The Company paid $51,000, $74,000 and $59,000 to the universities under this agreement in 2008, 2007 and 2006, respectively, and $1.1 million in the period August 5, 1997 (inception) through December 31, 2008.

Other

Portola

In August 2004, the Company entered into a collaboration and facilities agreement with Portola Pharmaceuticals, Inc. (“Portola”), replacing a verbal agreement entered into in December 2003. Under the agreement, Portola provided research and related services and access to a portion of their facilities to support such services. In the years ended December 31, 2008, 2007 and 2006, the Company incurred expenses of zero, $164,000 and $913,000, respectively, for research services provided under this agreement. In March 2005, the agreement was amended to provide for the purchase and use of certain equipment by Portola in connection with Portola providing research and related services to the Company and the Company’s reimbursement to Portola of $285,000 for the equipment in eight quarterly payments from January 2006 through October 2007. The entire equipment reimbursement of $285,000 was recognized in expenses in 2005. In March 2006, the agreement was amended to extend it through December 31, 2006 and update certain pricing and other terms and conditions. There were no accounts payable or accrued liabilities payable to Portola at December 31, 2008 or 2007 for such services.

In August 2006, the Company entered into an agreement with Portola whereby Portola sub-subleased approximately 2,500 square feet of office space from the Company at a monthly rate of $1.75 per square foot. The term of the agreement commenced on August 22, 2006 and continued until October 31, 2006, with the option to extend on a month-to-month basis thereafter. Sublease income from this agreement offset rent expense. Portola terminated the sublease agreement effective April 30, 2007.

Related Party Notes Receivable

In 2001 and 2002, the Company extended loans for $200,000 and $100,000, respectively, to certain officers of the Company. The loans accrue interest at 5.18% and 5.75% and are scheduled to mature on November 12, 2010 and July 12, 2008, respectively. In 2002 the Company extended loans totaling $650,000 to various certain officers and employees of the Company. The loans accrue interest at rates ranging from 4.88% to 5.80% and have scheduled

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

maturities on various dates between 2005 and 2011. Certain of the loans are collateralized by the common stock of the Company owned by the officers and by stock options and were repaid in full within eighteen months after the Company’s IPO date of April 29, 2004. Certain of the loans will be forgiven if the officers remain with the Company through the maturation of their respective loans. The Company did not extend any loans to officers or employees of the Company subsequent to 2002. Principal repayments totaled $130,000 and $129,000 and principal forgiven totaled $47,000 and $97,000 in 2008 and 2007, respectively. A total of $48,000 and $226,000 was outstanding on these loans at December 31, 2008 and 2007, respectively, and was classified as related party notes receivable. Interest receivable on these loans totaled $1,000 at December 31, 2008 and $3,000 at December 31, 2007 and was included in related party accounts receivable.

Effective March 31, 2008, James Sabry voluntarily resigned from his position as Executive Chairman of the Board of Directors of the Company, and on April 1, 2008, he assumed his new role as the non-employee Chairman of the Board of Directors, Chairman of the Company’s Scientific Advisory Board and a consultant to the Company. In accordance with the terms of Dr. Sabry’s promissory note payable to the Company, the outstanding balance of the note of $100,000 became due, and was repaid in full, on April 30, 2008.

Board Members

The Company incurred consulting fees earned by Dr. Sabry of $120,000 for the year ended December 31, 2008. Dr. Sabry did not earn any consulting fees during 2007.

James Spudich is a member of the Company’s Board of Directors and a consultant to the Company. The Company incurred consulting fees earned by Dr. Spudich of $38,000 and $50,000 in the years ended December 31, 2008 and 2007, respectively.

Charles Homcy, M.D., is the President and CEO of Portola. Dr. Homcy was a member of the Company’s Board of Directors through July 1, 2008 and continues as a consultant to the Company. The Company incurred consulting fees to Dr. Homcy of $15,000, $23,000 and $25,000 in 2008, 2007 and 2006, respectively. Accrued liabilities at December 31, 2008 and 2007 included zero and $3,000, respectively, payable to Dr. Homcy for consulting fees.

Note 6 —	Equipment Financing Line

In July 2002, the Company entered into an equipment financing agreement with GE Capital under which the Company could borrow up to $7.5 million through a financing line of credit, which was subsequently refinanced. In 2002, 2003 and 2004 the Company executed draws on this line of credit totaling approximately $7.5 million with effective interest rates ranging from 4.25% to 8.77%. This financing line of credit expired on January 1, 2004 and no additional borrowings are available to the Company under it. As of December 31, 2008, the balance of equipment loans outstanding under this line was approximately $170,000.

In January 2004, the Company entered into an equipment financing agreement with GE Capital under which the Company could borrow up to $4.5 million under a financing line of credit expiring December 31, 2006. The Company executed draws aggregating $2.0 million, $1.3 million and $0.9 million during 2006, 2005 and 2004, respectively at interest rates ranging from 4.56% to 7.44%. In October 2006, the Company was informed by GE Capital that the amounts available under this equipment line had been reduced by approximately $0.3 million. As of December 31, 2008, the balance of equipment loans outstanding under this line was $1.8 million, and no additional borrowings are available to the Company under it.

In April 2006, the Company obtained a line of credit with GE Capital of up to $4.6 million to finance certain equipment until April 28, 2007. In 2007 and 2006, the Company executed draws on this line of credit totaling approximately $4.1 million at interest rates ranging from 7.24% to 7.68%. As of December 31, 2008, the balance of equipment loans outstanding under this line was $2.7 million and no additional borrowings are available to the Company under it.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

In August 2007, the Company secured a new line of credit with GE Capital of up to $3.0 million to finance certain equipment until September 30, 2008. As of December 31, 2008, this credit line had expired. The Company had not borrowed any funds under this line and no future borrowings are available to the Company under it.

Borrowings under the equipment lines have financing terms ranging from 48 to 60 months. All lines are subject to the master security agreement between the Company and GE Capital and their respective term sheets, and are collateralized by property and equipment of the Company purchased by such borrowed funds and other collateral as agreed to be the Company. In connection with the lines of credit with GE Capital, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1 “Organization and Significant Accounting Policies — Restricted Cash”).

As of December 31, 2008, future minimum lease payments under equipment lease lines were as follows (in thousands):

2009	$2,025
2010	1,630
2011	833
2012	152

Total	$4,640

Interest expense was $0.5 million, $0.7 million and $0.5 million for the years ended December 31, 2008, 2007, and 2006, respectively, and $4.8 million for the period from August 5, 1997 (date of inception) through December 31, 2008.

Note 7 —	Restructuring

In September 2008, the Company announced a restructuring plan to realign its workforce and operations in line with a strategic reassessment of its research and development activities and corporate objectives. As a result, the Company has focused its research activities to its muscle contractility programs while continuing to advance its ongoing clinical trials in heart failure and cancer and has discontinued early research activities directed to oncology. The Company communicated to affected employees a plan of organizational restructuring through involuntary terminations. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $2.5 million in 2008. To implement this plan, the Company reduced its workforce by approximately 29%, or 45 employees. The affected employees were provided with severance payments and outplacement assistance.

The Company has completed substantially all restructuring activities and recognized all anticipated restructuring charges. All severance payments were made as of December 31, 2008. The Company expects to record only immaterial changes to the accrued restructuring costs during 2009, primarily related to employee benefits and outplacement services.

As a result of the restructuring plan, in the year ended December 31, 2008, the Company recorded restructuring charges of $2.2 million for employee severance and benefit related costs and $0.3 million related to the impairment of lab equipment that is held for sale. The Company expects to sell the held-for-sale equipment by September 2009.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the accrual balances and utilization by cost type for the restructuring plan (in thousands):

	Employee Severance	Impairment of
	and Related Benefit	Fixed Assets	Total

Restructuring liability at December 31, 2007	$—	$—	$—
2008 charges	2,190	283	2,473
Cash payments	(1,997)	—	(1,997)
Non-cash settlement	—	(283)	(283)

Restructuring liability at December 31, 2008	$193	$—	$193

Note 8 —	Commitments and Contingencies

Leases

The Company leases office space and equipment under two non-cancelable operating leases with expiration dates in 2011 and 2013. Rent expense net of sublease income was $3.0 million, $3.2 million and $3.0 million, for the years ended December 31, 2008, 2007 and 2006, respectively, and was $21.3 million for the period from August 5, 1997 (inception) through December 31, 2008. The terms of both facility leases provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period. In 2006, the Company entered into a sublease agreement with Portola, which resulted in zero, $18,000 and $22,000 of sublease income offsetting rent expense in 2008, 2007 and 2006, respectively, and $40,000 for the period August 5, 1997 (inception) through December 31, 2008. The sublease agreement with Portola terminated on April 30, 2007.

As of December 31, 2008, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2009	$2,984
2010	3,092
2011	2,624
2012	2,076
2013	1,330
Thereafter	—

Total	$12,106

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by or on behalf of the Company, or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers and directors in certain circumstances. The Company maintains product liability insurance and comprehensive general liability insurance, which may cover certain liabilities arising from its indemnification obligations. It is not possible to determine the maximum potential amount of exposure under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

circumstances involved in each particular indemnification obligation. Such indemnification obligations may not be subject to maximum loss clauses.

Note 9 —	Convertible Preferred Stock

Effective upon the closing of the initial public offering on April 29, 2004, all outstanding shares of the Company’s convertible preferred stock converted into 17,062,145 shares of common stock. In January 2004, the Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation changing the authorized number of shares of preferred stock to 10,000,000, effective upon the closing of the initial public offering. As of December 31, 2008 and 2007, there were 10,000,000 shares of convertible preferred stock authorized and no shares outstanding.

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

In January 2006, the Company entered into a stock purchase agreement with certain institutional investors relating to the issuance and sale of 5,000,000 shares of its common stock at a price of $6.60 per share, for gross offering proceeds of $33.0 million. In connection with this offering, the Company paid an advisory fee to a registered broker-dealer of $1.0 million. After deducting the advisory fee and the offering costs, the Company received net proceeds of approximately $32.0 million from the offering. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (SEC File No. 333-125786) filed on June 14, 2005.

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

In October 2007, the Company entered into a new committed equity financing facility with Kingsbridge (the “2007 CEFF”), pursuant to which Kingsbridge committed to finance up to $75.0 million of capital over a three-year period. Subject to certain conditions and limitations, from time to time under the 2007 CEFF, at the Company’s election, Kingsbridge is committed to purchase newly-issued shares of the Company’s common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of its market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of the arrangement, the Company issued a warrant to Kingsbridge to purchase 230,000 shares of the Company’s common stock at a price of $7.99 per share, which represents a premium over the closing price of its common stock on the date it entered into the 2007 CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of three years thereafter. Under the terms of the 2007 CEFF, the maximum number of shares the Company may sell is 9,779,411 (exclusive of the shares underlying the warrant) which, under the rules of the NASDAQ Stock Market LLC, is approximately the maximum number of shares it may sell to Kingsbridge without approval of the Company’s stockholders. This limitation may further limit the amount of proceeds the Company is able to obtain from the 2007 CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the 2007 CEFF and there are no minimum commitments or minimum use penalties. The 2007 CEFF does not contain any restrictions on the Company’s operating activities, any automatic pricing resets or any minimum market volume restrictions. As of December 31, 2008, the Company had not made any draw downs under the 2007 CEFF.

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company issued warrants to purchase 244,000 of common stock to Kingsbridge in connection with the CEFF that was entered into in October 2005. The warrants are exercisable at a price of $9.13 per share beginning six months after the date of grant and for a period of five years thereafter. The warrants were valued at $920,000 using the Black-Scholes pricing model and the following assumptions: a contractual term of five years, risk-free interest rate of 4.3%, volatility of 67%, and the fair value of our stock price on the date of performance commitment, October 28, 2005, of $7.02. The warrant value was recorded as an issuance cost in additional paid-in capital on the initial draw down of the CEFF in December 2005. These warrants are vested and fully exercisable as of December 31, 2008.

The Company issued warrants to purchase 230,000 shares of common stock to Kingsbridge in connection with the 2007 CEFF. The warrants are exercisable at a price of $7.99 per share beginning six months after the date of grant and for a period of three years thereafter. The warrants were valued at $594,000 using the Black-Scholes pricing model and the following assumptions: a contractual term of three years, risk-free interest rate of 4.275%, volatility of 73%, and the fair value of the Company’s stock price on the date of performance commitment, October 15, 2007, of $6.00. The warrant value will be recorded as an issuance cost in additional paid-in capital on the initial draw down of the 2007 CEFF. These warrants are vested and fully exercisable as of December 31, 2008.

Outstanding warrants were as follows at December 31, 2008:

Number	Exercise	Expiration
of Shares	Price	Date

244,000	$9.13	04/28/11
230,000	$7.99	04/15/11

Stock Option Plans

2004 Plan

In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, stock performance units and stock performance shares to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options, respectively. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. On January 1, 2008, the number of authorized shares automatically increased by a number of shares equal to the lesser of (i) 1,500,000 shares, (ii) 3.5% of the outstanding shares on such date, or (iii) an amount determined by the Board of Directors. Accordingly, on January 1, 2008, the number of shares of common stock authorized for issuance under the 2004 Plan was increased to a total of 2,997,296 shares. At the May

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

2008 Annual Stockholder Meeting, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 2,000,000. The stockholders also approved an amended and restated 2004 Plan that eliminated the automatic increase provision. As of December 31, 2008, 8,491,935 shares of common stock were authorized for issuance under the 2004 Plan.

1997 Plan

In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for terms of up to ten years from the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory shall not be less than 100% and 85% of the estimated fair market value of the shares on the date of grant, respectively, and (ii) with respect to any 10% shareholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over four or five years (generally 25% after one year and monthly thereafter). As of December 31, 2008, the Company had reserved 1,073,399 shares of common stock for issuance related to options outstanding under the 1997 Plan, and there were no shares available for future grants under the 1997 Plan.

Activity under the two stock option plans was as follows:

	Shares		Weighted
	Available for		Average Exercise
	Grant of Option	Stock Options	Price per Share
	or Award	Outstanding	Stock Options

Options authorized	1,000,000	—	$—
Options granted	(833,194)	833,194	0.20
Options exercised	—	(147,625)	0.20
Options forfeited	—	—	—

Balance at December 31, 1998	166,806	685,569	0.12
Increase in authorized shares	461,945	—	—
Options granted	(582,750)	582,750	0.39
Options exercised	—	(287,500)	0.24
Options forfeited	50,625	(50,625)	0.20

Balance at December 31, 1999	96,626	930,194	0.25
Increase in authorized shares	1,704,227	—	—
Options granted	(967,500)	967,500	0.58
Options exercised	—	(731,661)	0.27
Options forfeited	68,845	(68,845)	0.30

Balance at December 31, 2000	902,198	1,097,188	0.52
Options granted	(525,954)	525,954	1.12
Options exercised	—	(102,480)	0.55
Options forfeited	109,158	(109,158)	0.67

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Shares		Weighted
	Available for		Average Exercise
	Grant of Option	Stock Options	Price per Share
	or Award	Outstanding	Stock Options

Balance at December 31, 2001	485,402	1,411,504	0.73
Increase in authorized shares	1,250,000	—	—
Options granted	(932,612)	932,612	1.20
Options exercised	—	(131,189)	0.64
Options forfeited	152,326	(152,326)	0.78

Balance at December 31, 2002	955,116	2,060,601	0.95
Options granted	(613,764)	613,764	1.39
Options exercised	—	(380,662)	1.02
Options forfeited	49,325	(49,325)	0.89

Balance at December 31, 2003	390,677	2,244,378	1.06
Increase in authorized shares	1,600,000	—	—
Options granted	(863,460)	863,460	7.52
Options exercised	—	(404,618)	1.12
Options forfeited	74,025	(58,441)	3.64
Options retired	(36,128)	—	—

Balance at December 31, 2004	1,165,114	2,644,779	3.10
Increase in authorized shares	995,861	—	—
Options granted	(996,115)	996,115	7.23
Options exercised	—	(196,703)	1.48
Options forfeited	182,567	(161,958)	5.89

Balance at December 31, 2005	1,347,427	3,282,233	4.31
Increase in authorized shares	1,039,881	—	—
Options granted	(1,250,286)	1,250,286	7.04
Options exercised	—	(354,502)	1.47
Options forfeited	146,854	(145,317)	7.16

Balance at December 31, 2006	1,283,876	4,032,700	5.31
Increase in authorized shares	1,500,000	—	—
Options granted	(1,647,570)	1,647,570	6.65
Options exercised	—	(259,054)	1.95
Options forfeited	360,990	(360,922)	6.94

Balance at December 31, 2007	1,497,296	5,060,294	5.80
Increase in authorized shares	3,500,000	—	—
Options granted	(1,731,594)	1,731,594	3.41
Restricted stock awards granted	(397,960)	—	—
Options exercised	—	(95,796)	1.36
Options forfeited	720,876	(720,876)	5.79
Restricted stock awards forfeited	1,500	—	—

Balance at December 31, 2008	3,590,118	5,975,216	5.18

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The options outstanding and currently exercisable by exercise price at December 31, 2008 were as follows:

	Options Outstanding			Vested and Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining Contractual	Number of	Average
Range of Exercise Price	Options	Exercise Price	Life (Years)	Options	Exercise Price

$0.20 — $1.00	276,175	$0.59	1.57	276,175	$0.59
$1.20	603,184	$1.20	3.76	603,184	$1.20
$2.00 — $3.33	293,892	$2.95	8.05	82,092	$2.00
$3.37	1,146,101	$3.37	9.12	240,497	$3.37
$3.45 — $6.50	674,255	$5.33	7.28	444,254	$5.82
$6.55 — $6.78	342,000	$6.59	6.83	308,924	$6.59
$6.81	1,029,407	$6.81	8.16	451,913	$6.81
$6.88 — $7.15	1,104,269	$7.09	6.97	800,593	$7.09
$7.29 — $9.95	498,433	$9.14	6.25	461,101	$9.24
$10.12	7,500	$10.12	5.67	7,500	$10.12

	5,975,216	$5.18	7.03	3,676,233	$5.32

The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 was $2.06 per share. The total intrinsic value of options exercised during the year ended December 31, 2008 was $0.2 million. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2008 was $1.7 million and $1.7 million, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2008 and the exercise price of shares. The market value as of December 31, 2008 was $2.85 as reported by NASDAQ. As of December 31, 2008 the total number of options vested and expected to vest was 5,893,517 with a weighted average exercise price of $5.19 per share, aggregate intrinsic value of $1.7 million and weighted average remaining contractual life of 7.01 years.

As of December 31, 2007, there were 2,897,840 options outstanding, exercisable and vested at a weighted average exercise price of $5.03 per share. As of December 31, 2006, there were 2,240,233 options outstanding, exercisable and vested at a weighted average exercise price of $4.00 per share. The weighted average grant date fair value of options granted in the years ended December 31, 2008, 2007, and 2006 was $2.06, $4.50 and $4.88, respectively.

Restricted stock award activity was as follows:

		Weighted
		Average Award
	Number of	Date Fair Value per
	Shares	Share

Restricted stock awards outstanding at December 31, 2007	—	$—
Awards granted	397,960	2.37
Options forfeited	(1,500)	2.37

Restricted stock awards outstanding at December 31, 2008	396,460	2.37

Vested restricted stock awards at December 31, 2008	—	—

The Company measures compensation expense for restricted stock awards at fair value on the date of grant and recognizes the expense over the expected vesting period. The fair value for restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. Unvested restricted stock awards are subject to repurchase at no cost to the Company. All the outstanding restricted stock awards vest annually over an

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

approximately two-year period. As of December 31, 2008, there was $0.8 million of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock-based Compensation

Deferred Employee Stock-Based Compensation

In anticipation of its 2004 IPO, the Company determined that, for financial reporting purposes, the estimated value of its common stock was in excess of the exercise prices of its stock options. Accordingly, for stock options issued to employees prior to its IPO, the Company recorded deferred stock-based compensation and is amortizing the related expense on a straight line basis over the service period, which is generally four years. The Company recorded deferred employee stock compensation of $6.2 million for the period from August 5, 1997 (date of inception) through December 31, 2007. For the years ended December 31, 2008, 2007 and 2006, the Company recorded no deferred stock compensation. For the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization of deferred stock-based compensation of $0.3 million, $0.7 million, and $1.2 million, respectively, in connection with options granted to employees. As of December 31, 2008, the deferred compensation was fully amortized.

Non-employee Stock-Based Compensation

The Company accounts for stock option grants to non-employees in accordance with the EITF Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that these equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest.

There were no stock option grants to non-employees in the years ended December 31, 2008, 2007 or 2006. When terminating employees continue to provide service to the Company as consultants, the expense associated with the continued vesting of the related stock options is classified as non-employee stock compensation expense after the status change.

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $27,000, $14,000 and $27,000 in 2008, 2007, and 2006, respectively, and $1.4 million for the period from August 5, 1997 (date of inception) through December 31, 2008.

Employee Stock Purchase Plan (“ESPP”)

In January 2004, the Board of Directors adopted the ESPP, which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. The Company issued 164,451, 179,835 and 193,248 shares of common stock during 2008, 2007 and 2006, respectively, pursuant to the ESPP at an average price of $2.85 per share, $4.49 per share and $4.43 per share, in 2008, 2007, and 2006, respectively. At December 31, 2008 the Company had 713,547 shares of common stock reserved for issuance under the ESPP.

Note 11 —	Income Taxes

The Company did not record an income tax provision in the years ended December 31, 2008, 2007 and 2006 because the Company had a net taxable loss in each of those periods.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2008	2007

Deferred tax assets:
Depreciation and amortization	$11,855	$10,213
Reserves and accruals	11,343	973
Net operating losses	104,891	95,706
Tax credits	16,511	13,761

Total deferred tax assets	144,600	120,653
Less: Valuation allowance	(144,600)	(120,653)

Net deferred tax assets	$—	$—

Following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	For The Years Ended December 31,
	2008	2007	2006

Tax at federal statutory tax rate	(34)%	(34)%	(34)%
State income tax, net of federal tax benefit	(6)%	(6)%	(6)%
Research and development credits	(5)%	(5)%	(5)%
Adjustment to prior year research and development credits due to results of research and development credit study	—	2%	—
Adjustment due to Section 383 limitation	—	2%	—
Deferred tax assets not benefited	43%	38%	43%
Stock based compensation	2%	3%	2%

Total	$0%	$0%	$0%

Management believes that, based upon a number of factors, it is more likely than not that the deferred tax assets will not be realized; therefore a full valuation allowance has been recorded. The valuation allowance increased by $23.9 million in 2008, $18.3 million in 2007 and $26.1 million in 2006.

The Company had federal net operating loss carryforwards of approximately $292.1 million and state net operating loss carryforwards of approximately $95.4 million at December 31, 2008. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2018 and 2010, respectively. Due to California state’s temporary suspension of net operating losses in 2008 and 2009, the state carryover period will be extended by two additional years for an net operating losses sustained in pre-2008 tax years. The net operating loss carryforwards include deductions for stock options. When utilized, the portion related to stock options deductions will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

The Company had research credit carryforwards of approximately $9.2 million and $10.6 million for federal and state income tax purposes, respectively, at December 31, 2008. If not utilized, the federal carryforwards will expire in various amounts beginning in 2018. The California state credit can be carried forward indefinitely.

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

This statement became effective for the Company on January 1, 2007. The cumulative effect of adopting FIN 48 on January 1, 2007 resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million. The Company is currently not subject to income tax examinations. In general, the statute of limitations for tax liabilities for these years remains open for purpose of adjusting the amounts of the losses and credits carried forward from those years.

Interest and penalties were zero for 2008, and the Company’s policy to account for interest and penalties is to classify both as income tax expense in the financial statements. Because the Company has recorded a full valuation allowance on all its deferred tax assets, FIN 48 has had no impact on the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (“UTBs”) for the year ended December 31, 2008 (in thousands):

	Federal	Federal Tax Benefit	Unrecognized Income Tax
	and State	of State Income Tax	Benefits- Net of Federal
	Tax	UTBs	Benefit of State UTBs

Unrecognized tax benefits balance at January 1, 2007	$3,129	$566	$2,563
Reduction for tax positions of prior years	(232)	96	(328)
Addition for tax positions related to the current year	644	130	514

Unrecognized tax benefits balance at December 31, 2007	$3,541	$792	$2,749

Reduction for tax positions of prior years	—	—	—
Addition for tax positions related to the current year	694	137	557

Unrecognized tax benefits balance at December 31, 2008	$4,235	$929	$3,306

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12 —	Interest and Other, Net

Components of interest and other, net are as follows:

				Period from
				August 5, 1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2008	2007	2006	2008
	(In thousands, except per share data)

Unrealized gain on put option (Note 3)	$3,389	$—	$—	$3,389
Unrealized loss on trading securities (Note 3)	(3,389)	—	—	(3,389)
Interest income and other income	3,196	8,292	4,746	27,939
Interest expense and other expense	(491)	(699)	(523)	(5,360)

Interest and other, net	$2,705	$7,593	$4,223	$22,579

Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and are included in interest and other, net. The Company classified its investments in ARS as trading securities as of December 31, 2008.

The Company elected to measure the ARS Rights at fair value under SFAS 159 to mitigate volatility in reported earnings due to its linkage to the ARS. As of December 31, 2008, the Company recorded $3.4 million as fair value of the put option assets, classified as long-term asset on the Balance Sheet as December 31, 2008, with a corresponding credit to interest and other, net.

Interest income and other income consists primarily of interest income generated from our cash, cash equivalents and investments. Interest expense and other expense primarily consists of interest expense on borrowings under the Company’s equipment financing lines.

Note 13 —	Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Total revenues	$3,069	$3,074	$3,125	$3,151
Net loss	(13,895)	(15,364)	(16,259)	(10,856)
Net loss per share — basic and diluted	$(0.28)	$(0.31)	$(0.33)	$(0.22)
2007
Total revenues	$3,205	$3,177	$4,130	$3,109
Net loss	(11,692)	(12,628)	(11,321)	(13,253)
Net loss per share — basic and diluted	$(0.25)	$(0.27)	$(0.24)	$(0.27)

Note 14 —	Subsequent Events

In January 2009, GE Capital approved a reduction in the amount of our certificate of deposit of $0.5 million (See Note 8 “Equipment Financing Line” and Note 1 “Organization and Significant Accounting Policies — Restricted Cash.”)

UBS “no net cost” loan.  In October 2008, The Company accepted an offer of settlement with UBS AG relating to certain ARS marketed and sold by UBS AG and its affiliates. Pursuant to the settlement, UBS AG has

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

issued to the Company the ARS Rights, which provide the Company the right to receive the par value of its ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. Pursuant to the ARS Rights, the Company may require UBS to purchase its ARS at par value at any time between June 30, 2010 and July 2, 2012. In addition, UBS or its affiliates may sell or otherwise dispose of some or all of the ARS at its discretion at any time prior to expiration of the ARS Rights, subject to the obligation to pay the Company the par value of such ARS. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for the ARS Rights, the Company agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages.

In connection with the settlement, the Company entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, the Company borrowed approximately $12.4 million under the loan agreement, with the Company’s ARS held in accounts with UBS and its affiliates as collateral. The loan amount was based on 75% of the fair value as assessed by UBS at the time of the loan. The Company has drawn down the full amount available under the loan agreement. The amount of interest payable under the loan agreement is intended to equal the amount of interest the Company would otherwise receive with respect to its ARS. The borrowings under the loan agreement are payable upon demand. However, UBS Financial Services Inc. or its affiliates will provide to the Company alternative financing on terms and conditions substantially the same as those under the loan agreement unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS and the Company is terminated for cause by UBS. If such alternative financing cannot be established, then a UBS affiliate will purchase the pledged ARS at par value. Proceeds of sales of the ARS will first be applied to repayment of the loan with the balance, if any, for the Company’s account.

Kingsbridge draw down.  As of March 11, 2009, we have received gross proceeds of $6.7 million from draw downs and sold 3,439,032 shares of our common stock to Kingsbridge under the 2007 CEFF. Kingsbridge is not obligated to purchase any further shares under this committed equity financing facility unless certain conditions are met, which include a minimum volume weighted average price of $2.00 for our common stock.

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

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report, which is included herein.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

In September 2008, David J. Morgans, Jr., Ph.D., our Executive Vice President, Preclinical Research and Development, established a stock trading plan that provides for the exercise of options to purchase up to 185,361 shares of our common stock and the sale of up to 269,861 shares of our common stock on pre-determined dates from November 1, 2008 through May 31, 2010.

In February 2009, Robert I. Blum, our President and Chief Executive Officer, established a stock trading plan that provides for the exercise of options to purchase up to 75,000 shares of our common stock and the sale of up to 75,000 shares of our common stock on pre-determined dates from March 16, 2009 through February 18, 2010.

On February 19, 2009, the Board of Directors of the Company appointed Dr. John T. Henderson as a new Class III director of the Company. Dr. Henderson is expected to be appointed to serve on the Company’s Nominating and Governance Committee and Compensation and Talent Committee. Also on February 19, 2009, Stephen Dow was appointed as the Lead Outside Director of the Board of Directors.

On February 25, 2009, we announced that we believe we completed the delivery to Amgen of the Phase I and Phase IIa clinical trials data for CK-1827452 required to define the date by which Amgen’s option to acquire an exclusive license to CK-1827452 will expire if not exercised.

In March 2009, we entered into an Amendment No. 1 to our Amended and Restated Executive Employment Agreement with each of Robert I. Blum, David J. Morgans, Jr., Sharon Barbari, Michael Rabson, Andrew A. Wolff and David W. Cragg, each in substantially the form filed as Exhibit 10.68 to this report. These amendments were entered into in order to comply with Section 409A of the Internal Revenue Code and its regulations.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors” and “Executive Officers.”

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2008:

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available
	Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by stockholders	5,975,216	$5.18	3,590,118
Equity compensation plans not approved by stockholders	—	—	—

Total	5,975,216	$5.18	3,590,118

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts
(in thousands)

	Balance at
	Beginning of	Charged to	Charged to		Balance at
	Period	Expenses	other accounts	Deductions	End of Period

Year Ended December 31, 2006
Deferred tax valuation allowance	$76,209	26,105	—	—	$102,314
Year Ended December 31, 2007
Deferred tax valuation allowance	$102,314	18,339	—	—	$120,653
Year Ended December 31, 2008
Deferred tax valuation allowance	$120,653	23,947	—	—	$144,600

(3) Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen Common Stock Certificate.(2)
4.2	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant.(1)
4.3	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(1)
4.4	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(1)
4.5	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.(3)
4.6	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
4.7	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)

Exhibit
Number		Description

4.8		Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.(5)
4.9		Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
10.1		1997 Stock Option/Stock Issuance Plan.(1)
10.2		2004 Equity Incentive Plan (as amended and restated of May 22, 2008).(6)
10.3		2004 Employee Stock Purchase Plan.(1)
10.4		Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.5		First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.6		Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(1)
10.7		Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)
10.8		Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.9		Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)
10.10		First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(1)
10.11		Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(1)
10.12		Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.13		Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.14		Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.15		Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(1)
*10	.16	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Company dated April 21, 1998.(1)
10.17		Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Company, dated September 1, 2000.(1)
10.18		Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Company and Glaxo Wellcome International B.V.(1)
10.19		Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Company, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
*10	.20	Collaboration and License Agreement, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.21	Memorandum, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.22	Letter Amendment, dated October 28, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.23	Letter Amendment, dated November 5, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.24	Letter Amendment, dated December 13, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)

Exhibit
Number		Description

*10	.25	Letter Amendment, dated July 11, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.26	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.27	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.28	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
10.29		Common Stock Purchase Agreement, dated March 10, 2004, by and between the Company and Glaxo Group Limited.(1)
10.30		David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.(1)
10.31		James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.(1)
10.32		David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
10.33		Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.(1)
10.34		David J. Morgans Cash Bonus Agreement, dated September 1, 2002.(1)
10.35		Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.36		David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
*10	.37	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Company and Portola Pharmaceuticals, Inc.(7)
*10	.38	First Amendment, dated March 24, 2005, to the Collaboration and Facilities Agreement by and between the Company and Portola Pharmaceuticals, Inc.(8)
*10	.39	Amendment, dated September 21, 2005, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(9)
10.40		Common Stock Purchase Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
10.41		Sublease, dated November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(10)
10.42		Stock Purchase Agreement dated January 18, 2006, by and among the Company, Federated Kaufmann Fund and Red Abbey Venture Partners, LLC.(11)
10.43		Letter Agreement dated January 17, 2006, by and between the Company and Pacific Growth Equities LLC.(11)
10.44		Loan Proposal, executed January 18, 2006, by and between the Company and General Electric Capital Corporation.(3)
10.45		Loan Proposal, executed March 16, 2006, by and between the Company and General Electric Capital Corporation.(12)
*10	.46	Second Amendment, dated March 17, 2006, to the Collaboration and Facilities Agreement by and between the Company and Portola Pharmaceuticals, Inc.(12)
*10	.47	Letter Amendment, dated June 16, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(13)
10.48		Sub-Sublease Agreement, dated August 4, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(14)
*10	.49	Amendment, dated November 27, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(15)
10.50		Common Stock Purchase Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)
*10	.51	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(16)

Exhibit
Number		Description

*10	.52	Letter Amendment, dated June 18, 2007, to Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(17)
10.53		Loan Proposal, executed August 28, 2007, by and between the Company and General Electric Capital Corporation.(18)
10.54		Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
*10	.55	Letter Amendment, dated March 11, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.
*10	.56	Letter Amendment, dated June 18, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(19)
10.57		Form of Indemnification Agreement between the Company and each of its directors and executive officers.(6)
*10	.58	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(20)
10.59		Executive Employment Agreement, dated March 31, 2008, by and between the Company and Michael Rabson.(20)
10.60		Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(6)
10.61		Form of Executive Employment Agreement between the Company and its executive officers.(6)
*10	.62	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.
*10	.63	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.
10.64		Acceptance of UBS AG Settlement Offer Relating to Auction Rate Securities dated October 27, 2008.
*10	.65	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.
10.66		Credit Line Agreement, effective December 30, 2008, by and among the Company, UBS Bank USA and UBS Financial Services Inc.
*10	.67	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.
10.68		Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 116).
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended on December 13, 2005.

(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2006.

(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 27, 2006.

(16)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2007.

(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2008, as amended June 20, 2008.

(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

(b) Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibit 32.1 which shall be deemed furnished.

(c) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

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
Robert I. Blum
President, Chief Executive Officer and Director

Dated: March 12, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert I. Blum and Sharon A. Barbari, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert I. Blum Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2009

/s/ Sharon A. Barbari Sharon A. Barbari	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Executive)	March 12, 2009

/s/ James Sabry, M.D., Ph.D. James Sabry, M.D., Ph.D.	Chairman of the Board of Directors	March 12, 2009

/s/ Stephen Dow Stephen Dow	Director	March 12, 2009

/s/ A. Grant Heidrich, III A. Grant Heidrich, III	Director	March 12, 2009

John T. Henderson	Director

/s/ Denise M. Gilbert Denise M. Gilbert	Director	March 12, 2009

/s/ Mark McDade Mark McDade	Director	March 12, 2009

/s/ Michael Schmertzler Michael Schmertzler	Director	March 12, 2009

/s/ James A. Spudich, Ph.D James A. Spudich, Ph.D	Director	March 12, 2009

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
4.1		Specimen Common Stock Certificate.(2)
4.2		Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant.(1)
4.3		Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(1)
4.4		Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(1)
4.5		Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.(3)
4.6		Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
4.7		Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)
4.8		Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.(5)
4.9		Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
10.1		1997 Stock Option/Stock Issuance Plan.(1)
10.2		2004 Equity Incentive Plan (as amended and restated of May 22, 2008).(6)
10.3		2004 Employee Stock Purchase Plan.(1)
10.4		Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.5		First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.6		Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(1)
10.7		Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)
10.8		Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.9		Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)
10.10		First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(1)
10.11		Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(1)
10.12		Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.13		Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.14		Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.15		Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(1)
*10	.16	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Company dated April 21, 1998.(1)
10.17		Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Company, dated September 1, 2000.(1)

Exhibit
Number		Description

10.18		Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Company and Glaxo Wellcome International B.V.(1)
10.19		Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Company, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
*10	.20	Collaboration and License Agreement, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.21	Memorandum, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.22	Letter Amendment, dated October 28, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.23	Letter Amendment, dated November 5, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.24	Letter Amendment, dated December 13, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.25	Letter Amendment, dated July 11, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.26	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.27	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.28	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
10.29		Common Stock Purchase Agreement, dated March 10, 2004, by and between the Company and Glaxo Group Limited.(1)
10.30		David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.(1)
10.31		James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.(1)
10.32		David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
10.33		Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.(1)
10.34		David J. Morgans Cash Bonus Agreement, dated September 1, 2002.(1)
10.35		Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.36		David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
*10	.37	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Company and Portola Pharmaceuticals, Inc.(7)
*10	.38	First Amendment, dated March 24, 2005, to the Collaboration and Facilities Agreement by and between the Company and Portola Pharmaceuticals, Inc.(8)
*10	.39	Amendment, dated September 21, 2005, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(9)
10.40		Common Stock Purchase Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
10.41		Sublease, dated November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(10)
10.42		Stock Purchase Agreement dated January 18, 2006, by and among the Company, Federated Kaufmann Fund and Red Abbey Venture Partners, LLC.(11)
10.43		Letter Agreement dated January 17, 2006, by and between the Company and Pacific Growth Equities LLC.(11)
10.44		Loan Proposal, executed January 18, 2006, by and between the Company and General Electric Capital Corporation.(3)
10.45		Loan Proposal, executed March 16, 2006, by and between the Company and General Electric Capital Corporation.(12)
*10	.46	Second Amendment, dated March 17, 2006, to the Collaboration and Facilities Agreement by and between the Company and Portola Pharmaceuticals, Inc.(12)

Exhibit
Number		Description

*10	.47	Letter Amendment, dated June 16, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(13)
10.48		Sub-Sublease Agreement, dated August 4, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(14)
*10	.49	Amendment, dated November 27, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(15)
10.50		Common Stock Purchase Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)
*10	.51	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(16)
*10	.52	Letter Amendment, dated June 18, 2007, to Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(17)
10.53		Loan Proposal, executed August 28, 2007, by and between the Company and General Electric Capital Corporation.(18)
10.54		Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
*10	.55	Letter Amendment, dated March 11, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.
*10	.56	Letter Amendment, dated June 18, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(19)
10.57		Form of Indemnification Agreement between the Company and each of its directors and executive officers.(6)
*10	.58	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(20)
10.59		Executive Employment Agreement, dated March 31, 2008, by and between the Company and Michael Rabson.(20)
10.60		Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(6)
10.61		Form of Executive Employment Agreement between the Company and its executive officers.(6)
*10	.62	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.
*10	.63	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.
10.64		Acceptance of UBS AG Settlement Offer Relating to Auction Rate Securities dated October 27, 2008.
*10	.65	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.
10.66		Credit Line Agreement, effective December 30, 2008, by and among the Company, UBS Bank USA and UBS Financial Services Inc.
*10	.67	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.
10.68		Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 116).
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended on December 13, 2005.

(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2006.

(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 27, 2006.

(16)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2007.

(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2008, as amended June 20, 2008.

(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.