Form 10-Q
period 2009-06-30
CYTOKINETICS INC
filed 2009-08-06
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of July 30, 2009: 60,793,131.

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of June 30, 2009 and December 31, 2008	3
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008, and the period from August 5, 1997 (date of inception) to June 30, 2009	4
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and the period from August 5, 1997 (date of inception) to June 30, 2009	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36
PART II. OTHER INFORMATION	36
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3. Defaults Upon Senior Securities	56
Item 4. Submission of Matters to a Vote of Security Holders	56
Item 5. Other Information	57
Item 6. Exhibits	57
SIGNATURES	59
EXHIBIT INDEX	60
EX-10.2
EX-10.71
EX-10.73
EX-10.74
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$85,032	$41,819
Short-term investments	29,691	15,048
Investments in auction rate securities	17,254	—
Investment put option related to auction rate securities rights	2,721	—
Related party accounts receivable	522	221
Related party notes receivable — short-term portion	40	40
Prepaid and other current assets	1,840	1,782

Total current assets	137,100	58,910
Investments in auction rate securities	—	16,636
Investment put option related to auction rate securities rights	—	3,389
Property and equipment, net	4,249	5,087
Assets held-for-sale	178	325
Related party notes receivable — long-term portion	—	9
Restricted cash	2,232	2,750
Other assets	310	348

Total assets	$144,069	$87,454

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$924	$1,382
Accrued liabilities	8,230	7,174
Related party payables and accrued liabilities	10	—
Short-term portion of equipment financing lines	1,797	2,025
Short-term portion of deferred revenue	—	12,296
Loan with UBS	12,287	—

Total current liabilities	23,248	22,877
Long-term portion of equipment financing lines	1,757	2,615
Long-term portion of deferred revenue	—	12,196

Total liabilities	25,005	37,688

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 170,000,000 shares; Issued and outstanding: 60,790,925 shares at June 30, 2009 and 49,939,069 shares at December 31, 2008	61	50
Additional paid-in capital	409,639	385,605
Accumulated other comprehensive income (loss)	(3)	18
Deficit accumulated during the development stage	(290,633)	(335,907)

Total stockholders’ equity	119,064	49,766

Total liabilities and stockholders’ equity	$144,069	$87,454

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2009	2008	2009	2008	2009
Revenues:
Research and development revenues from related party	$622	$16	$641	$27	$41,080
Research and development, grant and other revenues	—	—	—	—	2,955
License revenues from related parties	71,308	3,058	74,367	6,117	112,935

Total revenues	71,930	3,074	75,008	6,144	156,970

Operating expenses:
Research and development	10,202	14,859	20,161	28,961	357,599
General and administrative	4,127	4,252	8,147	8,409	108,683
Restructuring charges (reversals)	56	—	(2)	—	2,472

Total operating expenses	14,385	19,111	28,306	37,370	468,754

Operating income (loss)	57,545	(16,037)	46,702	(31,226)	(311,784)
Interest and other, net	(1,586)	673	(1,428)	1,968	21,151

Net income (loss)	$55,959	$(15,364)	$45,274	$(29,258)	$(290,633)

Net income (loss) per common share:
Basic	$0.99	$(0.31)	$0.84	$(0.59)
Diluted	0.98	$(0.31)	$0.83	$(0.59)

Weighted-average number of shares used in computing net income (loss) per common share:
Basic	56,455	49,366	54,032	49,330
Diluted	56,903	49,366	54,450	49,330
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	to June 30,
	2009	2008	2009
Cash flows from operating activities:
Net income (loss)	$45,274	$(29,258)	$(290,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,026	1,274	24,471
(Gain) loss on disposal of property and equipment	(47)	—	304
Non-cash restructuring expenses and reversals	33	—	509
Non-cash interest expense	—	46	504
Non-cash forgiveness of loan to officer	10	11	425
Stock-based compensation	2,473	2,873	22,826
Non-cash warrant expense	1,585	—	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	(302)	25	(874)
Prepaid and other assets	(20)	(351)	(2,179)
Accounts payable	(325)	384	1,063
Accrued liabilities	1,104	(549)	8,087
Related party payables and accrued liabilities	10	(16)	10
Deferred revenue	(24,492)	(6,117)	—

Net cash provided by (used in) operating activities	26,329	(31,678)	(233,720)

Cash flows from investing activities:
Purchases of investments	(38,814)	(9,400)	(708,179)
Proceeds from sales and maturities of investments	24,200	12,576	658,593
Purchases of property and equipment	(269)	(567)	(29,819)
Proceeds from sale of property and equipment	62	—	112
(Increase) decrease in restricted cash	518	1,020	(2,232)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of related party notes receivable	—	100	829

Net cash provided by (used in) investing activities	(14,303)	3,729	(81,842)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	12,930	—	206,864
Proceeds from draw down of Committed Equity Financing Facility, net of issuance costs	6,850	—	38,896
Proceeds from other issuances of common stock	206	331	6,363
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	12,441	—	12,441
Repayment of loan with UBS	(154)	—	(154)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	(1,086)	(2,085)	(20,616)

Net cash provided by (used in) financing activities	31,187	(1,754)	400,594

Net increase (decrease) in cash and cash equivalents	43,213	(29,703)	85,032
Cash and cash equivalents, beginning of period	41,819	116,564	—

Cash and cash equivalents, end of period	$85,032	$86,861	$85,032

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
     The Company’s consolidated financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit since inception and there can be no assurance that the Company will attain profitability. The Company had net income of $45.3 million and net cash provided from operations of $26.3 million for the six months ended June 30, 2009 and an accumulated deficit of approximately $290.6 million as of June 30, 2009. Cash, cash equivalents and short-term investments (excluding investments in auction rate securities and the investment put option related to the auction rate security rights) increased from $56.9 million at December 31, 2008 to $114.7 million at June 30, 2009. The Company anticipates it will continue to have operating losses and net cash outflows in future periods and if sufficient additional capital is not available on terms acceptable to the Company, its liquidity will be impaired.
     The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, the additional sale of equity securities and debt financing. Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and short-term investments (excluding investments in auction rate securities) at June 30, 2009 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of development of one or more of its drug candidates or potential drug candidates. Alternatively, the Company might raise funds through strategic relationships, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.
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
     The Company has evaluated subsequent events through August 6, 2009, the issuance date of the financial statements.
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

Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss). Comprehensive net income (loss) and its components for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net income (loss)	$55,959	$(15,364)	$45,274	$(29,258)
Change in unrealized gain (loss) on investments	(7)	(328)	(21)	(1,275)

Comprehensive income (loss)	$55,952	$(15,692)	$45,253	$(30,533)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation, the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $2.2 million at June 30, 2009 and $2.8 million at December 31, 2008, and was classified as restricted cash.
Fair Value of Financial Instruments
     The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates the fair value due to the short-term nature of these instruments. The Company bases the fair value of short-term investments, other than auction rate securities (“ARS”) and the investment put option related to the Series C-2 Auction Rate Securities Rights issued to the Company by UBS AG (the “ARS Rights”), on current market prices and the fair value of ARS and the investment put option related to the ARS rights using discounted cash flow models (Note 5). In connection with the failed auctions of the Company’s ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, the Company accepted a settlement with UBS AG pursuant to which UBS AG issued to the Company ARS Rights. The carrying value of the investment put option related to the ARS Rights (Note 5) represents its fair value, based on the Black-Scholes option pricing model, which approximates the difference in value between the par value and the fair value of the associated ARS. As permitted under Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS 159”), the Company may elect fair value measurement for certain financial assets on a case by case basis. The Company has elected to use fair value measurement under SFAS 159 for the investment put option related to the ARS Rights.
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
     For employee stock options, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Risk-free interest rate	2.48%	3.50%	2.69%	2.97%
Volatility	75%	67%	76%	63%
Expected term (in years)	6.10	6.11	6.07	6.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

     For the ESPP, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Risk-free interest rate	0.62%	2.23%	0.62%	2.23%
Volatility	75%	67%	75%	67%
Expected term (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
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
     Under Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payments,” the Company used the simplified method of estimating the expected term for share-based compensation from January 1, 2006, the date it adopted SFAS No. 123R, through December 31, 2007. Starting January 1, 2008, the Company ceased to use the simplified method, and now uses its own historical exercise activity and extrapolates the life cycle of options outstanding to arrive at its estimated expected term for new option grants.
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
Note 2. Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock, warrants and shares issuable under the ESPP by applying the treasury stock method. The following is the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Net income (loss)	$55,959	$(15,364)	$45,274	$(29,258)

Weighted-average common shares outstanding	56,848	49,366	54,425	49,330
Unvested restricted stock	(393)	—	(393)	—

Weighted-average shares used in computing net income (loss) per common share — basic	56,455	49,366	54,032	49,330
Dilutive effect of stock options and unvested restricted stock	448	—	418	—

Weighted-average shares used in computing net income (loss) per common share — basic	56,903	49,366	54,450	49,330

Net income (loss) per common share:
Basic	$0.99	$(0.31)	$0.84	$(0.59)
Diluted	$0.98	$(0.31)	$0.83	$(0.59)

     The following instruments were excluded from the computation of diluted net income (loss) per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Options to purchase common stock	6,601	6,590	6,133	6,590
Unvested restricted common stock	—	—	—	—
Warrants to purchase common stock	2,075	474	1,279	474
Shares issuable related to the ESPP	75	46	75	46

Total shares	8,751	7,110	7,487	7,110

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	to June 30,
	2009	2008	2009
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	3	65	3
Purchases of property and equipment through trade in value of disposed property and equipment	10	—	268
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Note 4. Related Party Agreements
Research and Development Arrangements
     GlaxoSmithKline (“GSK”). Pursuant to the collaboration and license agreement between the Company and GSK (the “GSK Agreement”), the Company recognized patent expense reimbursements from GSK of $22,000 and $16,000 for the three months ended June 30, 2009 and 2008, respectively, and $26,000 and $27,000 for the six months ended June 30, 2009 and 2008, respectively. These reimbursements were recorded as research and development revenues from related party. Related party accounts receivable from GSK were $30,000 and $0.1 million at June 30, 2009 and December 31, 2008, respectively.
     Amgen Inc. (“Amgen”). In May 2009, Amgen exercised its option under the 2006 collaboration and option agreement between the Company and Amgen (the “Amgen Agreement”) to obtain an exclusive, worldwide (excluding Japan) license to the Company’s cardiac muscle contractility program. The license includes omecamtiv mecarbil, formerly known as CK-1827452, a novel cardiac muscle myosin activator being developed for the potential treatment of heart failure. In connection with the exercise of the option, Amgen paid the Company a non-refundable option exercise fee of $50.0 million in June 2009. At that time, Amgen assumed responsibility for the development and commercialization of omecamtiv mecarbil and related compounds, at Amgen’s expense, subject to the Company’s specified development and commercial participation rights. Amgen’s license extends for the life of the intellectual property related to the cardiac muscle contractility program, and the Company has no further performance obligations related to research and development under the program, except as defined by joint research and joint development plans and as the parties may mutually agree. Accordingly, the Company recognized the $50.0 million option exercise fee as license revenue from related party in the three months ended June 30, 2009.
     Prior to Amgen’s payment of the option exercise fee in June 2009, the Company was amortizing the 2006 non-exclusive license and technology access fee from Amgen and related stock purchase premium over the maximum term of the non-exclusive license, which was four years. The non-exclusive license period ended upon the exercise of Amgen’s option in May 2009. The Company has no further performance obligations related to the non-exclusive license. Accordingly, the Company recognized as revenue the balance of the deferred Amgen revenue at the time Amgen paid the option exercise fee. The Company recognized $21.4 million and $24.5 million as revenue from related party in the three and six months ended June 30, 2009, respectively, related to the Amgen 2006 non-exclusive license and technology access fee and stock purchase premium. In the three and six months ended June

30, 2008, the Company recognized license revenue related to the Amgen non-exclusive license and technology access fee and stock purchase premium of $3.1 million and $6.1 million, respectively.
     Subsequent to Amgen obtaining the exclusive license to the cardiac muscle contractility program, the Company will provide research and development support of the program, as and when agreed to by both parties. Under the Amgen Agreement, Amgen will reimburse the Company for such services at predetermined rates per full-time employee equivalent (“FTE”), and for related out of pocket expenses at cost, including purchases of clinical trial material at manufacturing cost. The Company recorded research and development revenues under the Amgen Agreement of $600,000 and $615,000 in the three and six months ended June 30, 2009, respectively.
     Deferred revenue related to the Amgen Agreement and the related common stock purchase agreement between the Company and Amgen was zero at June 30, 2009 and $24.5 million at December 31, 2008. Related party accounts receivable from Amgen were $490,000 and $130,000 at June 30, 2009 and December 31, 2008, respectively.
Board Members
     James H. Sabry, M.D., Ph.D. is the Chairman of the Company’s Board of Directors and a consultant to the Company. The Company incurred consulting fees for services provided by Dr. Sabry of $15,000 and $90,000 for the three months ended June 30, 2009 and 2008, respectively, and $30,000 and $90,000 for the six months ended June 30, 2009 and 2008, respectively. Related party payables and accrued liabilities included $5,000 and zero payable to Dr. Sabry at June 30, 2009 and December 31, 2008, respectively.
     James Spudich, Ph.D. is a member of the Company’s Board of Directors and a consultant to the Company. The Company incurred consulting fees for services provided by Dr. Spudich of $4,000 and $13,000 for the three months ended June 30, 2009 and 2008, respectively and $14,000 and $25,000 for the six months ended June 30, 2009 and 2008, respectively. Related party payables and accrued liabilities included $5,000 and zero payable to Dr. Spudich at June 30, 2009 and December 31, 2008, respectively.
Note 5. Cash Equivalents, Investments and Fair Value Measurements
Cash Equivalents and Available for Sale Investments
     The amortized cost and fair value of cash equivalents and available for sale investments at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$78,223	—	—	$78,223

Cash equivalents — U.S. Treasury securities	$3,009	—	—	3,009	9/2009

Short-term investments — U.S. Treasury securities	$29,694	$—	$3	$29,691	7/2009 — 1/2010

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$41,224	—	—	$41,224

Short-term investments — U.S. Treasury securities	$15,030	$18	$—	$15,048	1/2009 — 3/2009

     As of June 30, 2009, the Company’s cash equivalents had no unrealized losses, and its U.S. Treasury securities classified as short-term investments had unrealized losses of $3,000. The unrealized losses were primarily caused by rising interest rates. The Company collected the contractual cash flows on the U.S. Treasury securities that matured in July 2009, and expects to be able to collect all contractual cash flows on the remaining maturities of the U.S. Treasury securities. As of December 31, 2008, the Company’s cash equivalents and short-term investments had no unrealized losses.
     Interest income was $0.1 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively; $0.4 million and $2.2 million for the six months ended June 30, 2009 and 2008, respectively; and $27.9 million for the period August 5, 1997 (inception) through June 30, 2009.

Investments in Auction Rate Securities and Investment Put Option Related to Auction Rate Securities Rights
     The Company’s short-term investments in ARS as of June 30, 2009 and long-term investments in ARS as of December 31, 2008, refer to securities that are structured with short-term interest reset dates every 28 days but with maturities generally greater than 10 years. At the end of each reset period, investors can attempt to sell the securities through an auction process or continue to hold the securities. The Company has classified its ARS holdings as short-term investments as of June 30, 2009 and long-term investments as of December 31, 2008, based on its intention to liquidate the investments on June 30, 2010, the earliest date it can exercise the ARS Rights.
     At June 30, 2009, the Company held approximately $20.0 million in par value of ARS classified as short-term investments. The assets underlying these ARS are student loans that are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the investments are redeemed by the issuer or they mature. Historically, the fair value of ARS investments approximated par value due to the frequent interest rate resets associated with the auction process. However, there is not a current active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The ARS continue to pay interest according to their stated terms.
     In the fourth quarter of 2008, based on valuation models of the individual securities, the Company recognized in the statement of operations a loss of approximately $3.4 million on ARS in Interest and Other, net, for which the Company concluded that an other-than-temporary impairment existed. The fair value of the Company’s investments in its ARS as of June 30, 2009 and December 31, 2008 was determined to be $17.3 million and $16.6 million, respectively. Changes in the fair value of the ARS are recognized in current period earnings in Interest and Other, net. Therefore, the Company recognized unrealized gains (losses) of ($2,000) and $0.7 million on its ARS in the second quarter and first half of 2009, respectively, to record the change in fair value.
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
     The ARS Rights represent a firm agreement in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in a put option that is recognized as a separate freestanding instrument that is accounted for separately from the ARS investments. As of June 30, 2009 and December 31, 2008, the Company recorded $2.7 million and $3.4 million, respectively, as fair value of the investment put option related to the ARS Rights, classified as short-term and long-term assets, respectively, on the balance sheet. The Company recorded a corresponding credit of $3.4 million to Interest and Other, net in the statement of operations for the year ended December 31, 2008 and a charge of $0.7 million for the six months ended June 30, 2009. The investment put option related to the ARS Rights does not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company elected to measure the investment put option at fair value under SFAS 159 to mitigate volatility in reported earnings due to their linkage to the ARS. The Company valued the investment put option using a Black-Scholes option pricing model that included estimates of interest rates, based on data available, and was adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of the investment put option related to the ARS Rights.

     The Company records the investment put option related to the ARS Rights in accordance with SFAS 159. Changes in the fair value of the investment put option are recognized in current period earnings in Interest and Other, net. Accordingly, the Company recognized unrealized gains (losses) of $2,000 and ($0.7 million) on the investment put option in the first quarter and first half of 2009, respectively. The Company anticipates that any future changes in the fair value of the investment put option related to the ARS Rights will be offset by the changes in the fair value of the related ARS with no material net impact to the statements of operations, subject to adjustment for changes in UBS’s credit profile. The investment put option related to the ARS Rights will continue to be measured at fair value under SFAS 159 until the earlier of the Company’s exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights, or the maturity of the ARS underlying the ARS Rights.
     The Company continues to monitor the market for ARS and consider its impact (if any) on the fair market value of its investments. If the market conditions deteriorate further, the Company may be required to record additional unrealized losses in earnings, offset by corresponding increases in the investment put option related to the ARS Rights, assuming no changes in UBS’s default risk.
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
     Financial assets measured at fair value on a recurring basis as of June 30, 2009 are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Money market funds	$78,223	$—	$—	$78,223
U.S. Treasury securities	32,700	—	—	32,700
Investments in ARS	—	—	17,254	17,254
Investment put option related to ARS Rights	—	—	2,721	2,721

Total	$110,923	$—	$19,975	$130,898

Amounts included in:
Cash and cash equivalents	$81,232	$—	$—	$81,232
Short-term investments	29,691	—	—	29,691
Investments in ARS	—	—	17,254	17,254
Investment put option related to ARS Rights	—	—	2,721	2,721

Total	$110,923	$—	$19,975	$130,898

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

     The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. The valuation technique used to measure fair value for Level 3 assets is an income approach, where the expected future cash flows are discounted back to present value for each asset, except for the investment put option related to the ARS Rights, which is based on Black-Scholes option pricing model and approximates the difference in value between the par value and the fair value of the associated ARS.
     At June 30, 2009, the Company held approximately $17.3 million in fair value of ARS classified as short-term investments. The assets underlying the ARS are student loans which are substantially backed by the federal government. The fair values of these securities as of June 30, 2009 were estimated utilizing a discounted cash flow (“DCF”) analysis. In the first quarter of fiscal year 2008, the Company reclassified its ARS to the Level 3 category, as some of the inputs used in the DCF model include unobservable inputs. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. The assumptions used in preparing the DCF model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available as of June 30, 2009. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of the ARS. The significant assumptions of the DCF model are discount margins that are based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items that this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing of expected future cash flows. The ARS were also compared, when possible, to other observable market data for securities with similar characteristics as the Company’s ARS.
     Due to the change of the fair value of the Company’s ARS and the investment put option related to the ARS Rights, unrealized losses of $2,000 on the ARS and unrealized gains of $2,000 on the investment put option related to the ARS Rights were included in Interest and Other, net in the accompanying statements of operations for three months ended June 30, 2009. For the six months ended June 30, 2009, unrecognized gains of $0.7 million on the ARS and unrealized losses of $0.7 million on the investment put option related to the ARS Rights were included in Interest and Other, net. The ARS investments continue to pay interest according to their stated terms.
     Changes to estimates and assumptions used in estimating the fair value of the ARS and the investment put option related to the ARS Rights may result in materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. Other factors that may impact the valuation of the Company’s ARS and investment put option related to the ARS Rights include changes to credit ratings of the securities and to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
     As of June 30, 2009, the Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs consisted solely of the ARS and the investment put option related to the ARS Rights. The following table provides a reconciliation for all assets measured at fair value using significant Level 3 inputs for the six months ended June 30, 2009 (in thousands):

		Investment Put Option
	ARS	Related to ARS Rights
Balance as of December 31, 2008	$16,636	$3,389
Unrealized gain on ARS, included in Interest and Other, net	668	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and Other, net	—	(668)
Sale of ARS	(50)	—

Balance as of June 30, 2009	$17,254	$2,721

     The total amount of assets measured using valuation methodologies based on Level 3 inputs represented approximately 15% of the Company’s total assets that were measured at fair value as of June 30, 2009.
Note 6. Loan with UBS
     In connection with the settlement with UBS AG relating to the Company’s ARS, the Company entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, the Company borrowed approximately $12.4 million under the loan agreement, with its ARS held in accounts with UBS and its affiliates as collateral. The loan amount was based on 75% of the fair value of the ARS as assessed by UBS at the time of the loan. The Company has drawn down the full amount available under the loan agreement. In general, the amount of interest payable under the loan agreement is intended to equal the amount of interest the Company would otherwise receive with respect to its ARS. During the three and six months ended June 30, 2009, the interest rate due on the loan with UBS was lower than the interest rate earned from the ARS. In addition, the principal balance of the loan was lower than the par value of the ARS. During the three months ended June 30, 2009, the Company paid $43,000 of interest expense associated with the loan and received $61,000 in interest income from the ARS. During the six months ended June 30, 2009, the Company paid $81,000 of interest expense associated with the loan and received $185,000 in interest income from the ARS. In accordance with the loan agreement, the Company applied the net interest received in both of these periods and the proceeds of $50,000 from sales of ARS to the principal of the loan.
     The carrying amount of the loan with UBS approximates its fair value due to the loan’s short-term nature.
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
Note 7. Restructuring
     In September 2008, the Company announced a restructuring plan to realign its workforce and operations in line with a strategic reassessment of its research and development activities and corporate objectives. As a result, at the time, the Company focused its research activities to its muscle contractility programs while continuing to advance its then-ongoing clinical trials in heart failure and cancer, and discontinued early research activities directed to oncology. The Company communicated to affected employees a plan of organizational restructuring through involuntary terminations. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $2.5 million in 2008. To implement this plan, the Company reduced its workforce at the time by approximately 29%, or 45 employees. The affected employees were provided with severance and related benefits payments and outplacement assistance.
     The Company has completed substantially all restructuring activities and recognized all anticipated restructuring charges. All severance payments were made as of December 31, 2008. The Company expects to record only immaterial cash payments associated with the accrued restructuring costs during the remainder of 2009, primarily related to employee benefits and outplacement services.
     As a result of the restructuring plan, in the year ended December 31, 2008, the Company recorded restructuring charges of $2.2 million for employee severance and benefit related costs and $0.3 million related to the impairment of lab equipment that is held-for-sale. In the three and six months ended June 30, 2009, the Company recorded restructuring expenses of $56,000 and ($2,000), respectively, which primarily consisted of impairment charges for held-for-sale equipment partially offset by the reduction of accrued employee benefit related restructuring costs. The Company is in the process of disposing of the remaining held-for-sale equipment.

     The following table summarizes the accrual balances and utilization by cost type for the restructuring plan (in thousands):

	Employee Severance	Impairment of Fixed
	and Related Benefit	Assets	Total
Restructuring liability at December 31, 2008	$193	$—	$193
Charges (reversals of charges) — quarter ended March 31, 2009	(33)	(25)	(58)
Charges (reversals of charges) — quarter ended June 30, 2009	(14)	70	56
Cash payments	(133)	35	(98)
Non-cash settlement	—	(80)	(80)

Restructuring liability at June 30, 2009	$13	$—	$13

Note 8. Stockholders’ Equity
Common Stock
     In October 2007, the Company entered into a committed equity financing facility (the “2007 CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, including a minimum volume-weighted average price of $2.00 for the Company’s common stock, from time to time under this facility, at the Company’s election, Kingsbridge is committed to purchase newly-issued shares of the Company’s common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of its market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of the 2007 CEFF arrangement, the Company issued a warrant to Kingsbridge to purchase 230,000 shares of the Company’s common stock at a price of $7.99 per share, which represents a premium over the closing price of the common stock on the date the Company entered into this facility. This warrant is exercisable beginning six months after the date of grant and for a period of three years thereafter. The Company may sell a maximum of 9,779,411 shares (exclusive of the shares underlying the warrant) under the 2007 CEFF. Under the rules of the NASDAQ Stock Market LLC, this is approximately the maximum number of shares the Company may sell to Kingsbridge without its stockholders’ approval. This restriction may further limit the amount of proceeds the Company is able to obtain from the 2007 CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the 2007 CEFF and there are no minimum commitments or minimum use penalties. The 2007 CEFF does not contain any restrictions on the Company’s operating activities, any automatic pricing resets or any minimum market volume restrictions. For the three and six months ended June 30, 2009, under the 2007 CEFF, the Company sold 3,596,728 shares of its common stock to Kingsbridge and received gross proceeds of $6.9 million, before issuance costs of $98,000. 6,182,683 shares remain available to the Company for sale under the 2007 CEFF as of June 30, 2009.
     In May 2009, pursuant to a registered direct equity offering, the Company entered into subscription agreements with selected institutional investors to sell an aggregate of 7,106,600 units for a price of $1.97 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.50 shares of common stock. Accordingly, a total of 7,106,600 shares of common stock and warrants to purchase 3,553,300 shares of common stock were issued and sold in this offering. The gross proceeds of the offering were $14.0 million. In connection with the offering, the Company paid placement agent fees to two registered broker-dealers totaling $0.8 million. After deducting the placement agent fees and the other offering costs, the Company received net proceeds of approximately $12.9 million from the offering. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (SEC File No.: 333-155259) declared effective by the SEC on November 19, 2008. The difference of $9.7 million between the total offering proceeds of $12.9 million and the valuation of the warrants of $3.2 million was allocated to the common stock issued and was recorded as such in stockholders’ equity.
Warrants
     The Company issued warrants to purchase 3,553,300 shares of common stock to selected institutional investors in connection with the May 2009 registered direct equity offering. The initial exercise price of the warrants was $2.75 per share. If Amgen did not elect to exercise its option to obtain an exclusive, worldwide (excluding Japan) license to omecamtiv mecarbil for the potential treatment for heart failure by June 30, 2009, then the exercise price of the warrants would be changed to equal the volume-weighted average price of the Company’s common stock for the five days prior to June 30, 2009. In such case, the exercise price of the warrants could not exceed $2.75 or be less than $1.50 per share. If Amgen did exercise its option to obtain the exclusive license, then the warrant exercise price would remain at $2.75 per share. Because Amgen exercised its option to obtain the exclusive license prior to June 30, 2009, the exercise price of the warrants will remain at $2.75 per share. The warrants are exercisable from the date of issuance and for 30 months thereafter. The warrants may not be exercised by a net cash exercise without the Company’s consent. Failure to maintain an effective registration statement is not considered within the Company’s control, and there is no circumstance that would require the Company to net cash settle the warrant in the event the Company does not have an effective registration statement.
     On the date of issuance, the warrants were valued at $3.2 million using the Black-Scholes pricing model, assigning probabilities to different assumed outcomes regarding whether Amgen would or would not exercise its option and obtain the exclusive license and to the resulting impact on the Company’s stock price. The assumptions were as follows: a contractual term of 30 months; a risk-free interest rate of 1.16%; volatility of 89%; the fair value of the Company’s common stock price on the issuance date, May 18, 2009 of $1.97 per share; a 90% probability that Amgen would obtain the exclusive license and a resulting stock price of $2.75 per share; and a 10% probability that Amgen would not obtain the exclusive license, with a resulting stock price of $1.97 per share. The assumed stock price of $2.75 upon Amgen obtaining the exclusive license approximated the per-share impact of an increase in the Company’s market capitalization of $50.0 million, the amount the Company would receive from Amgen for the exclusive license. The assumed stock price of $1.97 if Amgen did not obtain the license assumed no change to the Company’s market capitalization or stock price if Amgen did not obtain the exclusive license. The resulting valuation of $3.2 million for the warrants was recorded as a liability in the balance sheet on the date of issuance.
     On May 21, 2009, the date that the provision for repricing of warrants lapsed when Amgen exercised its option to obtain the license, the exercise price of the warrants became known, and the warrants were re-valued at $4.8 million using the Black-Scholes pricing model and the following assumptions: a contractual term of 30 months; a risk-free interest rate of 1.12%; volatility of 89%; the Company’s enterprise value on the valuation date, May 21, 2009, factoring in the $50 million proceeds from Amgen; and the contractual warrant exercise price of $2.75. The $1.6 million difference between the original valuation of the warrants and the subsequent valuation on May 21, 2009, was charged to Interest and Other, net, in the statements of operations for the three months ended June 30, 2009. The resulting valuation amount of $4.8 million for the warrants was reclassified from liabilities to additional paid-in capital in stockholders’ equity.
Stock Option Plans
     Stock option activity for the six months ended June 30, 2009 under the 2004 Equity Incentive Plan, as amended, and the 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares
	Available for		Weighted
	Grant of		Average Exercise
	Options	Stock Options	Price per Share
	or Awards	Outstanding	Stock Options
Balance at December 31, 2008	3,590,118	5,975,216	$5.18
Increase in authorized shares	2,000,000	—	—
Options granted	(1,760,950)	1,760,950	$1.89
Options exercised	—	(78,517)	$1.03
Options forfeited/expired	33,105	(33,105)	$6.01
Restricted stock awards forfeited	5,520	—	—

Balance at June 30, 2009	3,867,793	7,624,544	$4.46

     The weighted average fair value of options granted in the six months ended June 30, 2009 was $1.28 per share.
     Restricted stock award activity for the six months ended June 30, 2009 was as follows:

	Shares
	Available
	for Grant of	Weighted
	Options	Average Award Date
	or Awards	Fair Value per Share
Restricted stock awards outstanding at December 31, 2008	396,460	$2.37
Awards granted	—	—
Awards forfeited	(5,520)	$2.37

Restricted stock awards outstanding at June 30, 2009	390,940	$2.37

Note 9. Interest and Other, net
     Components of Interest and Other, net were as follows (in thousands):

					Period from
					August 5, 1997
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2009	2008	2009	2008	2009
Unrealized gain (loss) on ARS (Note 5)	$(2)	$—	$668	$—	$(2,721)
Unrealized gain (loss) on investment put option related to ARS Rights (Note 5)	2	—	(668)	—	2,721
Warrant expense (Note 8)	(1,585)	—	(1,585)	—	(1,585)
Interest income and other income	110	808	367	2,249	28,308
Interest expense and other expense	(111)	(135)	(210)	(281)	(5,572)

Interest and Other, net	$(1,586)	$673	$(1,428)	$1,968	$21,151

     Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and are included in Interest and Other, net. The Company classified its investments in ARS as trading securities in short-term assets on the balance sheet as of June 30, 2009.
     The Company elected to measure the investment put option related to the ARS Rights at fair value under SFAS 159 to mitigate volatility in reported earnings due to their linkage to the ARS. The Company recorded $2.7 million as the fair value of the investment put option related to the ARS Rights as of June 30, 2009, classified as a short-term asset on the balance sheet with a corresponding credit to Interest and Other, net. Changes in the fair value of the ARS are recognized in current period earnings in Interest and Other, net.
     Warrant expense of $1.6 million for the three and six months ended June 30, 2009 related to the change in the fair value of the warrant liability recorded in connection with the Company’s registered direct equity offering in May 2009. See Note 8, “Stockholders’ Equity — Warrants” for further discussion.
     Interest income and other income consists primarily of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consists of interest expense on borrowings under the Company’s equipment financing lines, and, for the three and six months ended June 30, 2009, interest expense on its loan agreement with UBS Bank USA and UBS Financial Services Inc.
Note 10. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     The Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance on determining fair values when there is no active market or where the price inputs represent distressed sales. It reaffirms the guidance in FAS 157 that fair value is the amount for which an asset would be sold in an orderly transaction (as opposed to a forced liquidation or distressed sale) under current market conditions at the date of the financial statements. FSP FAS 157-4 amends the disclosure provisions of FAS 157 to require entities to disclose the valuation inputs and techniques in interim and annual financial statements, and to disclose FAS 157 hierarchies and the Level 3 rollforward by major security types. The Company’s adoption of FSP FAS 157-4 in the quarter ended June 30, 2009 did not have a material impact on its financial position or results of operations.
     The Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends FAS 107, “Disclosure about Fair Value of Financial Instruments,” to require public companies to provide disclosures about the fair value of financial instruments in interim and annual financial statements. The Company’s adoption of FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009 did not have a material impact on its financial position or results of operations.
     The Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides additional guidance for determining the credit and non-credit components of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity. It also increases and clarifies the disclosure requirements of FAS 115, and extends the disclosure frequency to interim and annual periods. The Company’s adoption of FSP FAS 115-2 and FAS 124-2 in the quarter ended June 30, 2009 did not have a material impact on its financial position or results of operations.

     The Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 provides guidance regarding the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company’s adoption of SFAS 165 in the quarter ended June 30, 2009 did not have a material impact on its financial position or results of operations.
Accounting Pronouncements Not Yet Adopted
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The issuance of SFAS 168 and the Codification is not intended to change GAAP. The Company will adopt SFAS 168 in the third quarter of 2009, and does not expect that the adoption will have a material impact on its financial position or results of operations. However, all references to GAAP literature in the Company’s current and historical filings will be superseded by references to the Codification.
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
     This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2009;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the results from the clinical trials of our drug candidates omecamtiv mecarbil, formerly known as CK-1827452, CK-2017357, ispinesib and SB-743921 and the significance of such results;

•	the initiation, design, progress, timing and scope of clinical trials and development activities for our drug candidates and potential drug candidates conducted by ourselves or our partners, including the anticipated timing for initiation of clinical trials and anticipated dates of data becoming available or being announced from clinical trials;

•	the advancement of potential drug candidates into preclinical studies and clinical trials;

•	our and our partners’ plans or ability for the continued research and development of our drug candidates and potential drug candidates, such as omecamtiv mecarbil, ispinesib, SB-743921, GSK-923295 and CK-2017357;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen Inc. (“Amgen”) and GlaxoSmithKline (“GSK”);

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and potential drug candidates;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	our receipt of milestone payments, royalties, reimbursements and other funds from our partners under strategic alliances, such as with Amgen and GSK;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	the focus, scope and size of our research and development activities and programs;

•	the issuance of shares of our common stock under our committed equity financing facility entered into with Kingsbridge Capital Limited (“Kingsbridge”) in 2007;

•	our plans and ability to liquidate our auction rate securities (“ARS”) investments;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under lease obligations and equipment financing lines;

•	potential competitors and competitive products;

•	increasing the number of our employees, retaining key personnel and recruiting additional key personnel; and

•	expected future amortization of employee stock-based compensation.
     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:
•	Amgen’s and GSK’s decisions with respect to the timing, design and conduct of development activities for omecamtiv mecarbil and GSK-923295, respectively;

•	our ability to obtain additional financing;

•	our receipt of funds under our strategic alliances;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates, including decisions by Amgen or GSK to postpone or discontinue research or development activities relating to omecamtiv mecarbil or GSK-923295, respectively;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of preclinical studies or clinical trials may not be indicative of future clinical trials results);

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	the conditions in our 2007 committed equity financing facility with Kingsbridge that must be fulfilled before we can require Kingsbridge to purchase our common stock, including the minimum volume-weighted average share price;

•	our ability to maintain the effectiveness of our registration statement permitting resale of securities to be issued to Kingsbridge by us in connection with our 2007 committed equity financing facility;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise; and

•	potential infringement by us of the intellectual property rights or trade secrets of third parties.
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
Overview
     We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities are founded on our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. These activities initially focused on inhibitors of cell division, and are now directed to the biology of muscle function, and in particular, to small molecule modulators of the contractility of cardiac, smooth and skeletal muscle. We intend to leverage our expertise in muscle contractility in order to expand our current pipeline into new therapeutic areas, and expect to continue to be able to identify additional potential drug candidates that may be suitable for clinical development.
     We have five drug candidates currently in human clinical trials: omecamtiv mecarbil (formerly known as CK-1827452) is in Phase IIa clinical trials for the potential treatment of heart failure; CK-2071357 is in Phase I clinical trials and may be developed for diseases or medical conditions associated with muscle weakness or wasting; ispinesib is the subject of a Phase I/II clinical trial in breast cancer patients; SB-743921 is the subject of a Phase I/II clinical trial in patients with Hodgkin or non-Hodgkin lymphoma; and GSK-923295 is the subject of Phase I clinical trial in patients with advanced, refractory solid tumors. We also have two potential drug candidates currently in preclinical development: a back-up development compound for CK-2017357 and an inhibitor of smooth muscle myosin intended for inhaled delivery that may be useful as a potential treatment of diseases such as pulmonary arterial hypertension, asthma or chronic obstructive pulmonary disease.
Muscle Contractility Programs
     Cardiac Muscle Contractility
     Our lead drug candidate, omecamtiv mecarbil, a novel cardiac muscle myosin activator for the potential treatment of heart failure, is currently in Phase IIa clinical development to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profile of this drug candidate in both an intravenous and oral formulation.
     In December 2006, we entered into a collaboration and option agreement with Amgen Inc. to discover, develop and commercialize novel small molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including omecamtiv mecarbil. The agreement provided Amgen with a non-exclusive license and access to certain technology. The agreement also granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In May 2009, Amgen exercised this option and subsequently paid us an exercise fee of $50.0 million. Amgen is now responsible for the development and commercialization of omecamtiv mecarbil and related compounds, at its expense, subject to our development and commercialization participation rights. The agreement provides for potential pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote omecamtiv mecarbil in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.
     In June, investigators presented additional final data from a Phase IIa clinical trial of omecamtiv mecarbil in patients with stable heart failure as part of the Late Breaking Trials Session of the 2009 Heart Failure Congress of the European Society of Cardiology in Nice, France. This presentation included the first public disclosure of analyses showing that patients with reduced stroke volumes (<50ml) at baseline had generally greater pharmacodynamic responses to omecamtiv mecarbil than those in patients with greater stroke volumes at baseline, demonstrating robust pharmacodynamic activity in this more severely affected sub-population of patients from the trial. The authors concluded that these findings support further study and translation of this novel mechanism into patients with heart failure. In addition, a poster presentation containing data from the same trial compared the standard, image-based method for calculating left ventricular ejection fraction with “hybrid” methods that use a combination of image-based measurements of ventricular volumes and Doppler-derived measurements of stroke volume. The authors concluded that hybrid ejection fraction calculations relating Doppler-derived stroke volume to an image-derived ventricular volume may be more sensitive to increases in systolic function than assessments of ejection fraction based entirely on imaging.
     Also at the 2009 Heart Failure Congress of the European Society of Cardiology, investigators presented a poster containing final data from a Phase IIa clinical trial evaluating omecamtiv mecarbil in patients with ischemic cardiomyopathy and angina. The authors concluded that in these patients, who theoretically could be most vulnerable to the possible deleterious consequences of systolic ejection time prolongation, treatment with omecamtiv mecarbil at concentrations that increase cardiac function did not deleteriously affect a broad range of safety assessments in the setting of exercise.
     The Phase IIa clinical trial designed to evaluate and compare the oral pharmacokinetics of both a modified release and an immediate release formulation of omecamtiv mecarbil in patients with stable heart failure continues to enroll patients. Based on interim results from this open-label trial, Cytokinetics and Amgen have agreed to proceed with a modified-release oral formulation of omecamtiv mecarbil in the planned Phase IIb clinical trials.
     Cytokinetics and Amgen have agreed to discontinue the Phase IIa clinical trial evaluating an intravenous formulation of omecamtiv mecarbil in patients with stable heart failure undergoing clinically indicated coronary angiography in the cardiac catheterization laboratory. This decision, made jointly by the companies, was due to the challenges of the current trial design and the constraints on enrolling eligible and consenting patients. The companies may revisit the objectives of this trial in the context of the overall clinical development program for omecamtiv mecarbil.
     Amgen and Cytokinetics are planning to move rapidly into larger and more definitive clinical trials of omecamtiv mecarbil as part of a robust development program that is anticipated to include Phase IIb clinical trials in subjects with heart failure, as well as non-clinical activities and additional clinical pharmacology studies that support these trials. Certain collaborative activities under this program are ongoing and will continue through the remainder of 2009, while others are anticipated to be initiated in 2010.
     The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict when or if this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $7.3 million and $10.5 million in the six months ended June 30, 2009 and 2008, respectively. We anticipate that our expenditures relating to the research and development of compounds in our cardiac muscle contractility program will increase if we participate in the future advancement of omecamtiv mecarbil through clinical development. Our expenditures will also increase if Amgen terminates development of omecamtiv mecarbil or related compounds and we elect to develop them independently or if we elect to co-fund later-stage development of omecamtiv mecarbil or other compounds in our cardiac muscle contractility program under our collaboration and option agreement with Amgen.

Skeletal Muscle Contractility
     In April 2008, we announced that we had selected CK-2017357 as the lead potential drug candidate from our skeletal sarcomere activator program. In January 2009, we announced that we had selected another compound from this program as a backup development compound to CK-2017357. CK-2017357 and its backup development compound are structurally distinct small molecule activators of the skeletal sarcomere. These compounds act on fast skeletal muscle troponin. Activation of troponin increases its sensitivity to calcium, leading to an increase in skeletal muscle contractility. This mechanism of action has demonstrated encouraging pharmacological activity in preclinical models. We are evaluating the potential indications for which CK-2017357 may be useful. These may include diseases and medical conditions associated with skeletal muscle weakness or wasting, such as amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s disease, cachexia in connection with heart failure or cancer, sarcopenia, post-surgical rehabilitation and general frailty associated with aging.
     In June 2009, we initiated a first-time-in-humans, Phase I clinical trial of CK-2017357. This clinical trial is a double-blind, randomized, placebo-controlled, single ascending-dose study designed to evaluate CK-2017357 in healthy male volunteers. Each volunteer will participate in two dosing sessions separated by an adequate washout period. Subjects will be randomized (3:1) at the start of each dosing period to receive active study drug or placebo. The primary objective of this clinical trial is to determine the safety, tolerability and maximum-tolerated dose (MTD) of CK-2017357 administered orally. The secondary objective is to evaluate the pharmacokinetic profile of CK-2017357. Following determination of the MTD and the pharmacokinetic profile of CK-2017357, further evaluation of the drug candidate’s pharmacodynamic effects on skeletal muscle function in healthy volunteers may be undertaken in a second stage of this clinical trial.
     CK-2017357 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $5.7 million and $5.1 million in the six months ended June 30, 2009 and 2008, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357, its back-up compound or other compounds from this program through clinical development.
Smooth Muscle Contractility
     In January 2009, we announced that we had selected a lead potential drug candidate from this program for advancement. This compound is a small molecule direct inhibitor of smooth muscle myosin. By inhibiting the function of the myosin motor central to the contraction of smooth muscle, this small molecule directly leads to the relaxation of contracted smooth muscle. Specifically intended for inhaled delivery applications, this potential drug candidate has demonstrated encouraging pharmacological activity in preclinical models as a novel mechanism vasodilator and bronchodilator. This data suggests that it may be useful as a potential treatment of diseases such as pulmonary arterial hypertension, asthma or chronic obstructive pulmonary disease. This potential drug candidate is currently in investigational new drug application (“IND”)-enabling studies.
     In May 2009, at the American Society of Hypertension 24th Annual Scientific Meeting and Exposition, we presented non-clinical data suggesting that direct inhibition of smooth muscle myosin may offer a novel therapeutic approach for the treatment of hypertension.
     This potential drug candidate is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $3.1 million and $4.4 million in the six months ended June 30, 2009 and 2008, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance this smooth muscle myosin inhibitor or other compounds from this program through clinical development.
Oncology Program: Mitotic Kinesin Inhibitors
     We currently have three drug candidates in clinical trials for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. All of these arose from our earlier research activities directed to the role of the cytoskeleton in cell division and have been progressed under our strategic alliance with GSK. This strategic alliance was established in 2001 to discover, develop and commercialize novel small molecule therapeutics targeting mitotic kinesins for applications in the treatment of cancer and other diseases. Mitotic kinesins are a family of cytoskeletal motor proteins involved in the process of cell division, or mitosis. Under that strategic alliance, we have focused primarily on two mitotic kinesins: kinesin spindle protein (“KSP”) and centromere-associated protein E (“CENP-E”). In November 2006, we amended the agreement and assumed responsibility, at our expense, for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E. GSK retained an option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921. This option expired at the end of 2008. Accordingly, we retain all rights to both ispinesib and SB-743921, subject to certain royalty obligations to GSK. In each of June 2006, 2007 and 2008, we amended the agreement to extend the research term of the GSK strategic alliance for an additional year to continue joint research directed to CENP-E. This research term expired in June 2009. However, collaborative translational research continues as part of the development program for GSK-923295.
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
     We are now conducting the Phase I portion of a Phase I/II clinical trial for ispinesib to further define its clinical activity profile in chemotherapy-naïve locally advanced or metastatic breast cancer patients. This clinical trial is using a more dose-dense schedule than was previously evaluated to determine if the overall response to ispinesib can be increased while maintaining its existing safety profile. In June 2009, at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”), a poster containing interim data from the Phase I portion of this trial was presented. This poster highlighted the safety and tolerability of ispinesib and tumor reductions of at least 30 percent in 3 patients in this trial. Ispinesib appeared to demonstrate anti-cancer activity with a similar toxicity profile when compared with prior clinical trials conducted with a once every 21 days dosing schedule.
     We intend to complete the Phase I portion of this trial and to seek a strategic partner for the future development and commercialization of ispinesib.
SB-743921
     We continue to enroll and dose-escalate patients in the Phase I portion of a Phase I/II clinical trial evaluating SB-743921’s safety, tolerability and pharmacokinetics in patients with Hodgkin or non-Hodgkin lymphoma. This clinical trial is using a more dose-dense schedule than was previously evaluated to determine if the overall response to SB-743921 can be increased while maintaining its existing safety profile. At the ASCO Annual Meeting in May 2009, a poster containing interim data from the Phase I portion of this trial was presented. A preliminary potential efficacy signal in the form of partial responses has been observed at doses at or above 6 mg/m2 in four patients with Hodgkin lymphoma and indolent non-Hodgkin lymphoma. The poster highlighted data indicating an objective partial response rate of 30 percent (3 of 10 patients) in the last two dosing levels of 8 mg/m2 and 9 mg/ m2. The main toxicity of SB-743921 observed has been myelosuppression, predominantly neutropenia. Grade 3 or 4 toxicities other than myelosuppression are infrequent; in particular, there has been no evidence of neuropathy or alopecia greater than Grade 1. Patients are currently being enrolled into the 10 mg/m2 cohort of this trial.
     We intend to complete the Phase I portion of this trial and to seek a strategic partner for the future development and commercialization of SB-743921.
GSK-923295
     Under our strategic alliance, GSK is responsible, at its expense, for the development of and commercialization of GSK-923295. GSK continues to enroll and dose-escalate patients in a Phase I first-in-humans clinical trial evaluating GSK-923295 in patients with advanced, refractory solid tumors. At the ASCO Annual Meeting in June 2009, GSK presented interim data from this trial.
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
     The clinical trials program for each of ispinesib, SB-743921 and GSK-923295 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of any of these drug candidates until its clinical trials program is successfully completed, regulatory approval is achieved and the drug is commercialized. Each of these drug candidates is at too early a stage of development for us to predict when or if this may occur. We currently fund all research and development costs associated with ispinesib and SB-743921. If we continue to conduct our Phase I/II clinical trials for either or both of ispinesib and SB-743921, our expenditures relating to research and development of these drug candidate will increase significantly. We recorded research and development expenses for activities relating to our mitotic kinesin inhibitors program of approximately $2.4 million and $4.0 million for the six months ended June 30, 2009 and 2008, respectively. We received and recognized as revenue reimbursements from GSK of full-time employee equivalent (“FTE”) and other expenses related to our mitotic kinesin inhibitors program of $26,000 and $27,000 for the six months ended June 30, 2009 and 2008, respectively.
Development Risks
     Whether any of our drug candidates will successfully complete development and be approved for commercial sale is highly uncertain. Moreover, we cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:
•	decisions made by Amgen with respect to the development of omecamtiv mecarbil or by GSK with respect to the development of GSK-923295;

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

•	our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management, conduct and funding of clinical trials;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility; and

•	possible delays in the characterization, synthesis or optimization of potential drug candidates.
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
     Under our collaboration and option agreement with Amgen, we received an upfront, non-refundable non-exclusive license and technology access fee of $42.0 million in 2006. In connection with entering into the agreement, we also entered into a common stock purchase agreement with Amgen. In January 2007, we issued 3,484,806 shares of our common stock to Amgen for net proceeds of $32.9 million, of which the $6.9 million purchase premium was recorded as deferred revenue. Through the first quarter of 2009, we were amortizing the upfront non-exclusive license and technology access fee and stock purchase premium to license revenue ratably over the maximum term of the non-exclusive license, which was four years. In the second quarter of 2009, we recognized as revenue the remaining balance of $21.4 million of the related deferred revenue when Amgen exercised its option, triggering the end of the non-exclusive license period. In the second quarter of 2009, we received a non-refundable option exercise fee from Amgen of $50.0 million, which we recognized in revenue as license fees from related party. We may receive additional payments from Amgen upon achieving certain precommercialization and commercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations.
     We may also be eligible to receive reimbursement for contract development activities, which we will record as revenue if and when the related expenses are incurred. We record amounts received in advance of performance as deferred revenue.
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
Research and Development
     We incur research and development expenses associated with both partnered and unpartnered research activities. Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. Under our amended collaboration and license agreement with GSK, we assumed responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins other than CENP-E, at our sole expense. We also have the option to co-fund certain later-stage development activities for GSK-923295. Our conduct of the development of ispinesib and SB-743921 and the potential exercise of our co-funding option for GSK-923295 would result in a significant increase in research and development expenses. We expect to incur research and development expenses for omecamtiv mecarbil for the treatment of heart failure in accordance with the agreed upon research and development plans with Amgen. We expect to incur research and development expenses for the continued conduct of preclinical studies and clinical trials for CK-2017357 and other skeletal sarcomere activators for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting; our smooth muscle myosin inhibitor potential drug candidate and other smooth muscle myosin inhibitor compounds for the potential treatment of pulmonary arterial hypertension and diseases and medical conditions associated with bronchoconstriction and in connection with our research programs in other disease areas. In addition, we expect to incur development expenses for ispinesib for the potential treatment of breast cancer and SB-743921 for the potential treatment of Hodgkin and non-Hodgkin lymphoma.
     Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. From our inception through June 30, 2009, we incurred costs of approximately $127.2 million for research and development activities relating to our cardiac muscle contractility program, $24.1 million for our skeletal muscle contractility program, $29.6 million for our smooth muscle contractility program, $69.6 million for our mitotic kinesin inhibitors, $53.1 million for our proprietary technologies and $54.0 million for other research programs.
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
Restructuring
     In September 2008, we announced a restructuring plan to realign our workforce and operations in line with a strategic reassessment of our research and development activities and corporate objectives. As a result, at the time, we focused our research activities to our muscle contractility programs while continuing our then-ongoing clinical trials in heart failure and cancer, and discontinued early research activities directed to oncology. To implement this plan, we reduced our workforce at the time by approximately 29%, or 45 employees, to 112 employees. The affected employees were provided with severance and related benefits payments and outplacement assistance.
     We have completed substantially all restructuring activities and recognized all anticipated restructuring charges. All severance payments were made as of December 31, 2008. We expect to record only immaterial cash payments associated with the accrued restructuring costs during the remainder of 2009, primarily related to employee benefits and outplacement services.
     As a result of the restructuring plan, in 2008 we recorded total restructuring charges of $2.2 million for employee severance and benefit related costs and a $0.3 million charge related to the impairment of lab equipment that is held for sale. In the first six months of 2009, we recorded a net reduction in restructuring charges of $2,000, representing primarily impairment losses on held-for-sale equipment partially offset by the reversal of employee benefit related accruals. We are in the process of disposing of the remaining held-for-sale equipment.
Stock Compensation
     The following table summarizes stock-based compensation related to employee stock options, restricted stock awards and employee stock purchases for the three and six months ended June 30, 2009 and June 30, 2008, which was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Research and development	$575	$652	$1,187	$1,517
General and administrative	649	695	1,286	1,356

Stock-based compensation included in operating expenses	$1,224	$1,347	$2,473	$2,873
     As of June 30, 2009, there was $7.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total unrecognized compensation expense related to restricted stock awards as of June 30, 2009 was $0.6 million and is expected to be recognized over a weighted-average period of 1.2 years. In addition, through 2008, we continued to amortize deferred stock-based compensation recorded prior to adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” for stock options granted prior to our initial public offering. The remaining balance became fully amortized in the fourth quarter of 2008.
Income Taxes
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which is the asset and liability method for accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the three and six month periods ended June 30, 2009 and June 30, 2008 because we expected a net taxable loss for the full year in each of those periods. Given that we have a history of recurring losses, we have recorded a full valuation allowance against our net deferred tax assets.
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
     Interest and penalties were zero for the three and six month periods ended June 30, 2009 and June 30, 2008. We account for interest and penalties by classifying both as income tax expense in the financial statements. We do not expect our unrecognized tax benefits to change materially over the next 12 months.
Results of Operations
Revenues
     We recorded total revenues of $71.9 million and $3.1 million for the second quarter of 2009 and 2008, respectively, and $75.0 million and $6.1 million for the first six months of 2009 and 2008, respectively. The increases in both periods in 2009 were primarily due to the exercise of Amgen’s option to obtain an exclusive license to our cardiac contractility program and the recognition of deferred revenue associated with Amgen’s December 2006 non-exclusive license and technology access fee and stock purchase premium under our collaboration and license agreement with Amgen.
     Research and development revenues from related parties refers to research and development revenues from our strategic alliance with Amgen and GSK. Research and development revenues from Amgen were $600,000 and zero in the second quarter of 2009 and 2008, respectively, and $615,000 and zero for the first six months of 2009 and 2008, respectively. Research and development revenues from Amgen represented reimbursements for FTE costs, out of pocket expenses and clinical trial material. Research and development revenues from GSK were $22,000 and $16,000 in the second quarter 2009 and 2008, respectively, and $26,000 and $27,000 for the first six months of 2009 and 2008, respectively. Research and development revenues from GSK represented patent expense reimbursements.

     License revenues from related parties refers to license revenues from our strategic alliance with Amgen. License revenues were $71.3 million and $3.1 million for the second quarter of 2009 and 2008, respectively, and $74.4 million and $6.1 million for the first six months of 2009 and 2008, respectively. License revenues for the second quarter of 2009 consisted of the June 2009 $50.0 million option exercise fee received from Amgen and the recognition of deferred revenue of $21.3 related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen. License revenues for first six months of 2009 consisted of the June 2009 $50.0 million option exercise fee received from Amgen and the recognition of deferred revenue of $24.4 million related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen. License revenue for the second quarter and first six months of 2008 of $3.1 million and $6.1 million, respectively, consisted of amortization of the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen.
     The balance of deferred revenue relating to the Amgen 2006 non-exclusive license and technology access fee and stock purchase premium was zero and $24.5 million as of June 30, 2009 and December 31, 2008, respectively.
Research and Development Expenses
     Research and development expenses were $10.2 million in the second quarter of 2009, down from $14.9 million in the second quarter of 2008, and $20.2 million for the first half of 2009, down from $29.0 million in the first half of 2008. The $4.7 million decrease in research and development expense in the second quarter of 2009, compared to the same period in 2008, was primarily due to lower clinical and preclinical outsourcing costs of $2.8 million related to our muscle contractility and mitotic kinesin inhibitors clinical trial programs, $1.0 million for laboratory and facility related costs and $0.6 million for personnel related costs. The $8.8 million decrease in the first half of 2009, compared to the same period in 2008, was primarily due to lower clinical and preclinical outsourcing costs of $4.7 million related to our muscle contractility and mitotic kinesin inhibitors clinical trial programs and preclinical outsourcing costs, $1.8 million for laboratory and facility related costs and $1.9 million for personnel related costs.
     From a program perspective, the decline in spending in the second quarter of 2009, compared to the second quarter of 2008, was due to decreased spending of $1.7 million for our cardiac muscle contractility program, $0.1 million for our skeletal muscle contractility program, $0.6 million for our smooth muscle contractility program, $0.8 million for our mitotic kinesin inhibitors program, $0.7 million for our proprietary technologies and $0.8 million for our other research and preclinical programs. For the first half of 2009, compared to the first half of 2008, the decline in spending was due to decreases of $3.2 million for our cardiac muscle contractility program, $1.3 million for our smooth muscle contractility program, $1.6 million for our mitotic kinesin inhibitors program, $1.2 million for our proprietary technologies and $2.1 million for our other research and preclinical programs, partially offset by an increase of $0.6 million for our skeletal muscle contractility program.
     Research and development expenses incurred related to the following programs (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Cardiac muscle contractility	$3.5	$5.2	$7.3	10.5
Skeletal muscle contractility	3.1	3.2	5.7	5.1
Smooth muscle contractility	1.4	2.0	3.1	4.4
Mitotic kinesin inhibitors	1.2	2.0	2.4	4.0
Proprietary technologies	0.2	0.9	0.4	1.6
All other research programs	0.8	1.6	1.3	3.4

Total research and development expenses	$10.2	$14.9	$20.2	$29.0

     We recognized revenue from Amgen for reimbursement of research and development costs of $600,000 and zero for the second quarter of 2009 and 2008, respectively, and $615,000 and zero for the first six months of 2009 and 2008, respectively. The research and development revenue from Amgen represents reimbursement of FTE costs, out of pocket expenses and sales of clinical trial material related to the cardiac muscle contractility program. We recognized revenue from GSK for reimbursement of patent costs related to mitotic kinesin inhibitors of $22,000 and $16,000 for the second quarter of 2009 and 2008, respectively, and $26,000 and $27,000 for the first half of 2009 and 2008, respectively. We recorded these reimbursements as related party research and development revenue.
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
     We expect our research and development expenditures to decrease for the full year 2009, compared to 2008, as a result of our restructuring in September 2008. We expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure, our drug candidate CK-2017357 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting, and our smooth muscle myosin inhibitor for the potential treatment of pulmonary arterial hypertension and diseases and medical conditions associated with bronchoconstriction. We also expect to continue our Phase I clinical development of our drug candidates ispinesib and SB-743921 for the potential treatment of cancer. For the year ending December 31, 2009, we anticipate research and development expenses will be in the range of $44.0 million to $49.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $4.4 million are included in the 2009 research and development expenses.
General and Administrative Expenses
     General and administrative expenses were $4.1 million and $4.3 million in the second quarter of 2009 and 2008, respectively. The decrease in the second quarter of 2009 was primarily due to decreases in consulting and other outside services of $0.4 million and legal expenses of $0.3 million, partially offset by an increase in personnel expenses of $0.4 million. The increase in personnel expenses in the second quarter of 2009, compared to the second quarter of 2008, was primarily due to an employee special bonus in recognition of our employees’ contributions that resulted in Amgen exercising its option for an exclusive license to our cardiac muscle contractility program and our closing of the registered direct equity offering in the second quarter of 2009. General and administrative expenses were $8.1 million and $8.4 million in the first half of 2009 and 2008, respectively. The decrease in the first half of 2009 was primarily due to decreases in consulting and other outside services of $0.5 million and legal expenses of $0.5 million, partially offset by an increase in personnel expenses of $0.4 million. The increase in personnel expense in the first half of 2009, compared to the first half of 2008, was primarily due to the employee special bonus.
     We expect that general and administrative expenses will increase in 2009 from 2008 levels. For the year ending December 31, 2009, we anticipate general and administrative expenses will be in the range of $18.0 million to $20.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $3.0 million are included in the 2009 general and administrative expenses.
Restructuring Expenses
     Restructuring expenses were $56,000 in the second quarter of 2009, and primarily consisted of losses on the impairment of held-for-sale equipment partially offset by a reduction of accrued employee benefit related accrued restructuring costs. Restructuring expenses were ($2,000) in the first six months of 2009. In September 2008, we announced a restructuring plan to realign our workforce and operations in line with a strategic reassessment of our research and development activities and corporate objectives. As a result of the restructuring plan, in the year ended December 31, 2008, we recorded total restructuring charges of $2.2 million for employee severance and benefit related costs and a $0.3 million charge related to the impairment of lab equipment that is held for sale. We are in the process of disposing of the remaining held-for-sale equipment.
Interest and Other, net
     Components of Interest and Other, net are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Unrealized gain on ARS	$—	$—	$0.7	$—
Unrealized loss on investment put option related to ARS rights	—	—	(0.7)	—
Warrant expense	(1.6)	—	(1.6)	—
Interest income and other income	0.1	0.8	0.4	2.2
Interest expense and other expense	(0.1)	(0.1)	(0.2)	(0.2)

Interest and Other, net	$(1.6)	$0.7	$(1.4)	$2.0

     Interest income and other income decreased in both the second quarter and first half of 2009, compared to the same periods in 2008, due to lower market interest rates earned on our investments and lower average balances of cash, cash equivalents and investments.
     Interest expense and other expense primarily consisted of interest expense on our equipment financing line of credit, and, for the second quarter and first half of 2009, interest expense on our loan with UBS Bank USA.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     We adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance on determining fair values when there is no active market or where the price inputs represent distressed sales. It reaffirms the guidance in FAS 157 that fair value is the amount for which an asset would be sold in an orderly transaction (as opposed to a forced liquidation or distressed sale) under current market conditions at the date of the financial statements. FSP FAS 157-4 amends the disclosure provisions of FAS 157 to require entities to disclose the valuation inputs and techniques in interim and annual financial statements, and to disclose FAS 157 hierarchies and the Level 3 rollforward by major security types. Our adoption of FSP FAS 157-4 in the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations.
     We adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends FAS 107, “Disclosure about Fair Value of Financial Instruments,” to require public companies to provide disclosures about the fair value of financial instruments in interim and annual financial statements. Our adoption of FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations.
     We adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP provides additional guidance for determining the credit and non-credit components of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity. It also increases and clarifies the disclosure requirements of FAS 115, and extends the disclosure frequency to interim and annual periods. Our adoption of FSP FAS 115-2 and FAS 124-2 in the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations.
     We adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 provides guidance regarding the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of SFAS 165 in the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations.
Accounting Pronouncements Not Yet Adopted
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The issuance of SFAS 168 and the Codification is not intended to change GAAP. We will adopt

SFAS 168 in the third quarter of 2009, and do not expect that the adoption will have a material impact on our financial position or results of operations.
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through June 30, 2009, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents, investments and ARS, excluding restricted cash and the investment put option related to the Series C-2 Auction Rate Securities Rights issued to us by UBS AG (the “ARS Rights”), totaled $132.0 million at June 30, 2009, up from $73.5 million at December 31, 2008. The increase was primarily due to our receipt of a $50.0 million option exercise fee from Amgen, net proceeds of $12.9 million from our registered direct equity offering, proceeds of $12.4 from the loan with UBS Bank USA, and net proceeds of $6.8 million from the 2007 committed equity financing facility with Kingsbridge.
     We have received net proceeds from the sale of equity securities of $335.3 million from August 5, 1997, the date of our inception, through June 30, 2009, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement in 2001, GSK made a $14.0 million equity investment in Cytokinetics. GSK made additional equity investments in Cytokinetics in 2003 and 2004 of $3.0 million and $7.0 million, respectively.
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
     In October 2007, we entered into a new committed equity financing facility with Kingsbridge (the “2007 CEFF”), pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, which include a minimum volume-weighted average price of $2.00 for our common stock, from time to time under this facility, at our election, Kingsbridge is committed to purchase newly-issued shares of our common stock at a price between 90% and 94% of the volume-weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of the 2007 CEFF arrangement, we issued a warrant to Kingsbridge to purchase 230,000 shares of our common stock at a price of $7.99 per share, which represents a premium over the closing price of our common stock on the date we entered into this facility. This warrant is exercisable beginning six months after October 2007 and for a period of three years thereafter. We may sell a maximum 9,779,411 shares under the 2007 CEFF (exclusive of the shares underlying the warrant). Under the rules of the NASDAQ Stock Market LLC, this is approximately the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval. This restriction may further limit the amount of proceeds we are able to obtain from the 2007 CEFF. We are not obligated to sell any of the $75.0 million of common stock available under this committed equity financing facility and there are no minimum commitments or minimum use penalties. The 2007 CEFF does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. As of August 6, 2009, we have received gross proceeds of $6.9 million by selling 3,596,728 shares of our common stock to Kingsbridge under the 2007 CEFF, before offering costs of $0.1 million. 6,182,683 shares remain available to the Company for sale under the 2007 CEFF as of June 30, 2009.
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
     In January 2007, we received a $42.0 million upfront non-exclusive license and technology access fee from Amgen in connection with our entry into our collaboration and option agreement in December 2006. Contemporaneously with entering into this agreement, we entered into a common stock purchase agreement with Amgen under which Amgen purchased 3,484,806 shares of our common stock at a price per share of $9.47, including a premium of $1.99 per share, and an aggregate purchase price of approximately $33.0 million. After deducting the offering costs, we received net proceeds of approximately $32.9 million. These shares were issued, and the related proceeds received, in January 2007. In June 2009, we received a $50.0 million option exercise fee from Amgen.
     In May 2009, pursuant to a registered direct equity offering, we entered into subscription agreements with selected institutional investors to sell an aggregate of 7,106,600 units for a price of $1.97 per unit. Each unit consisted of one share of our common stock and one warrant to purchase 0.50 shares of our common stock. Accordingly, a total of 7,106,600 shares of common stock and warrants to purchase 3,553,300 shares of common stock were issued and sold in this offering. The gross proceeds of the offering were $14.0 million. In connection with the offering, we paid placement agent fees to two registered broker-dealers totaling $0.8 million. After deducting the placement agent fees and the offering costs, we received net proceeds of approximately $12.9 million from the offering.
     As of June 30, 2009, we have received $92.1 million in non-equity payments from Amgen and $54.5 million in non-equity payments from GSK.
     Under equipment financing arrangements, we received $23.7 million from August 5, 1997, the date of our inception, through June 30, 2009. Interest earned on investments, excluding non-cash amortization/accretion of purchase premiums/discounts was $0.5 million in the first half of 2009, and $26.9 million from August 5, 1997, the date of our inception, through June 30, 2009.
     Net cash provided by operating activities was $26.3 million in the first half of 2009 and primarily resulted from net income of $45.3 million, partially offset by a $24.5 million decrease in deferred revenue. Net income in the period primarily resulted from the recognition of $74.4 million of license revenue from Amgen, partially offset by cash operating expenses. Deferred revenue decreased to zero as of June 30, 2009 because we recognized as revenue the remaining balance of the Amgen deferred revenue when the non-exclusive license period ended in the second quarter of 2009. Net cash used in operating activities was $31.7 million in first half of 2008 and primarily resulted from the net loss of $29.3 million.
     Net cash used in investing activities was $14.3 million in the first half of 2009 and primarily represented cash used to purchase investments, net of proceeds from the maturity of investments and ARS, of $14.6 million. Restricted cash totaled $2.2 million at June 30, 2009, down from $2.8 million at December 31, 2008, with the decrease due to the contractual semi-annual reduction in the amount of security deposit required by our lender. Net cash provided by investing activities was $3.7 million in the first half of 2008 and primarily represented proceeds from the maturity of investments, net of investment purchases, of $3.2 million, partly offset by funds used to purchase property and equipment of $0.6 million.
     Net cash provided by financing activities was $31.2 million in the first half of 2009 and primarily consisted of net proceeds from our May 2009 registered direct equity offering of $12.9 million, proceeds from our loan from UBS Bank USA of $12.4 million, and drawdowns under our 2007 committed equity financing facility with Kingsbridge of $6.8 million, net of issuance costs. Net cash used in financing activities in the first half of 2008 was $1.8 million and primarily represented principal payments on our lines of credit with General Electric Capital Corporation.
     Auction Rate Securities (“ARS”). Our long-term investments at June 30, 2009 included (at par value) $20.0 million of ARS. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests. With the liquidity issues experienced in global credit and capital markets, these ARS have experienced multiple failed auctions since February 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. As a result, these securities are currently not liquid.
     The assets underlying these ARS are student loans that are substantially backed by the federal government. As of June 30, 2009, our ARS with par values totaling $13.3 million had the a credit rating of AAA, our ARS with par values totaling $2.0 million had a credit rating of Aa1, and our ARS with par values totaling $4.7 million had a credit rating of A3. All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day U.S. Treasury bill rate) with interest rates resetting every 28 days. These ARS are scheduled to ultimately mature between 2036 and 2045, although we do not intend to hold them until maturity. We intend to liquidate the ARS investments on June 30, 2010, the earliest date we can exercise the ARS Rights.
     The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these ARS as of June 30, 2009 were estimated utilizing a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of the ARS. The significant assumptions of this discounted cash flow model are discount margins which are based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing of expected future cash flows. These ARS were also compared, when possible, to other observable market data with similar characteristics as the securities held by us. The fair value of our investments in ARS as of June 30, 2009 and December 31, 2008 was determined to be $17.3 million and $16.6 million, respectively. Changes in the fair value of the ARS are recognized in current period earnings in Interest and Other, net. Accordingly, we recognized $0.7 million of unrealized gain in the first half of 2009.
     In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG issued to us the ARS Rights. The ARS Rights provide us the right to receive the par value of our ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. Pursuant to the ARS Rights, we may require UBS to purchase our ARS at par value at any time between June 30, 2010 and July 2, 2012. In addition, UBS or its affiliates may sell or otherwise dispose of some or all of the ARS at its discretion at any time prior to expiration of the ARS Rights, subject to the obligation to pay us the par value of such ARS. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for ARS Rights, we agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. UBS’s obligations in connection with the ARS Rights are not secured by its assets and UBS is not required to obtain any financing to support these obligations. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations in connection with the ARS Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, we may incur further losses on the carrying value of the ARS.
     The ARS Rights represent a firm agreement in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in a put option, which we recognized as a separate freestanding instrument that is accounted for separately from the ARS investments. As of June 30, 2009, we recorded $2.7 million as fair value of the investment put option related to the ARS Rights, classified as short-term assets on the balance sheet. The investment put option does not meet the definition of a derivative instrument under SFAS 133. Therefore, we elected to measure the investment put option related to the ARS Rights at fair value under SFAS 159 to mitigate volatility in reported earnings due to their linkage to the ARS. We valued the investment put option related to the ARS Rights using a Black-Scholes option pricing model that included estimates of interest rates, based on data available, and was adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in the assumptions on which these estimates are based or market conditions would affect the fair value of the investment put option related to the ARS Rights. We anticipate that any future changes in the fair value of the investment put option will be offset by the changes in the fair value of the related ARS with no material net impact to the statements of operations, subject to UBS’s continued performance of its obligations under the agreement. The investment put option related to the ARS Rights will continue to be measured at fair value under SFAS 159 until the earlier of our exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights or the maturity of the ARS underlying the ARS Rights.
     In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement, with our ARS held in accounts with UBS and its affiliates as collateral. The loan amount was based on 75% of the fair value as assessed by UBS at the time of the loan. We have drawn down the full amount available under the loan agreement. In general, the amount of interest payable under the loan agreement is intended to equal the amount of interest we would otherwise receive with respect to our ARS. During the six months ended June 30, 2009, the interest rate due on the loan with UBS was lower than the interest rate earned from the

ARS. In addition, the principal balance of the loan was lower than the par value of the ARS. During the six months ended June 30, 2009, we paid $81,000 of interest expense associated with the loan and received $185,000 in interest income from the ARS. In accordance with the loan agreement, we applied the net interest received of $104,000 and proceeds from ARS sales of $50,000 to the principal of the loan. The borrowings under the loan agreement are payable upon demand. However, UBS Financial Services Inc. or its affiliates will be required to arrange alternative financing for us on terms and conditions substantially the same as those under the loan agreement, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS and us is terminated for cause by UBS. If such alternative financing cannot be established, then a UBS affiliate will purchase the pledged ARS at par value. Proceeds of sales of the ARS will first be applied to repayment of the loan with the balance, if any, for our account.
     We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of our investments. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, offset by corresponding increases in the investment put option related to the ARS Rights. At present, if we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. We will continue to monitor and evaluate these investments for impairment on an ongoing basis.
     Shelf Registration Statement. In November 2008, we filed a shelf registration statement with the SEC, which was declared effective in November 2008. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate offering amount of up to $100 million As of August 6, 2009, $76.2 million remains available to us under this shelf registration statement, assuming all outstanding warrants are exercised in cash. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.
     As of June 30, 2009, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases (1)	$3,037	$5,242	$2,345	$—	$10,624
Equipment financing line	1,797	1,757	—	—	3,554
Loan with UBS (2)	12,287	—	—	—	12,287

Total	$17,121	$6,999	$2,345	$—	$26,465

(1)	Our long-term commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.

(2)	The loan with UBS is classified as short-term because we intend to repay it on June 30, 2010, the earliest date we may exercise our ARS Rights to require UBS to purchase the ARS that collateralize the loan at par value. See Note 6 in the Notes to Unaudited Condensed Financial Statements for further details regarding the maturity date of the loan with UBS Bank USA.
     In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We also plan to continue to conduct clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure, of ispinesib for the potential treatment of breast cancer and of SB-743921 for the potential treatment of Hodgkin and non-Hodgkin lymphoma. We have initiated a Phase I, first-in-humans clinical trial of our fast skeletal muscle troponin activator, CK-2017357, under an U.S. IND and we plan to progress our smooth muscle myosin inhibitor through IND-enabling studies and clinical development. We expect to incur significant research and development expenses as we advance the research and development of our other muscle contractility programs through research to candidate selection.
     Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:
•	the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decisions with regard to funding of development and commercialization of omecamtiv mecarbil or other compounds for the potential treatment of heart failure under our collaboration;

•	GSK’s decisions with regard to future funding of development and commercialization of GSK-923295 under our collaboration;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish and maintain selected strategic alliances required for the development and commercialization of our potential drugs;

•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	the expansion and advancement of our research programs;

•	the hiring of additional employees and consultants;

•	the expansion of our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.
     We believe that our existing cash and cash equivalents, short-term investments, interest earned on investments, proceeds from our loan with UBS Bank USA, and proceeds already received from the 2007 Kingsbridge committed equity financing facility will be sufficient to meet our projected operating requirements for at least the next 12 months.
     If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates or of other research and development programs. Alternatively, we might raise funds through strategic relationships, public or private financings or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, financing obtained through future strategic alliances may require us to forego certain commercialization and other rights to our drug candidates. Similarly, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.
Off-balance Sheet Arrangements
     As of June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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
     We have incurred operating losses in each year since our inception in 1997 due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our drug candidates are in the early stages of clinical testing, and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur increasing losses for at least several more years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need substantial additional capital in the future to sufficiently fund our operations.
     We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities. We have funded all of our operations and capital expenditures with proceeds from private and public sales of our equity securities, strategic alliances with GSK, Amgen and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, short-term investments, interest earned on investments, proceeds from our loan with UBS Bank USA and proceeds already received from our 2007 committed equity financing facility with Kingsbridge should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.
     For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than milestone and royalty payments that we may receive under our collaboration and license agreement with GSK and our collaboration and option agreement with Amgen. We may not receive any further funds under either of these agreements. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent months, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.
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
We depend on Amgen for the conduct, completion and funding of the clinical development and commercialization of omecamtiv mecarbil (formerly known as CK-1827452).
     In May 2009, Amgen exercised its option to acquire an exclusive license to our drug candidate omecamtiv mecarbil worldwide, except Japan. As a result, Amgen now is responsible for the clinical development and obtaining and maintaining regulatory approval of omecamtiv mecarbil for the potential treatment of heart failure worldwide, except Japan.
     We do not control the clinical development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the clinical development of omecamtiv mecarbil. Amgen is responsible for filing future applications with the FDA or other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for omecamtiv mecarbil. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America if we exercise our option to co-fund Phase III development costs of omecamtiv mecarbil under the collaboration. However, we cannot control whether Amgen will devote sufficient attention and resources to the clinical development of omecamtiv mecarbil or will proceed in an expeditious manner, even if we do exercise our option to co-fund the development of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve omecamtiv mecarbil, Amgen may elect not to proceed with the commercialization of the resulting drug in one or more countries.

     Amgen generally has discretion to elect whether to pursue or abandon the development of omecamtiv mecarbil and may terminate our strategic alliance for any reason upon six months prior notice. If the initial results of one or more clinical trials with omecamtiv mecarbil do not meet Amgen’s expectations, Amgen may elect to terminate further development of omecamtiv mecarbil or certain of the potential clinical trials for omecamtiv mecarbil, even if the actual number of patients treated at that time is relatively small. If Amgen abandons omecamtiv mecarbil, it would result in a delay in or could prevent us from commercializing omecamtiv mecarbil, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Amgen, which may delay or cause the termination of any omecamtiv mecarbil clinical trials, result in significant litigation or cause Amgen to act in a manner that is not in our best interest. If development of omecamtiv mecarbil does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Amgen with respect to omecamtiv mecarbil. If Amgen abandons development of omecamtiv mecarbil prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for clinical development or commercialization, curtail or abandon that clinical development or commercialization, or undertake and fund the clinical development of omecamtiv mecarbil or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of omecamtiv mecarbil ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.
We have never generated, and may never generate, revenues from commercial sales of our drugs and we will not have drugs to market for at least several years, if ever.
     We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical trials are: omecamtiv mecarbil, our drug candidate for the potential treatment of heart failure; CK-2017357, our drug candidate for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction; and ispinesib, SB-743921 and GSK-923295, our drug candidates for the potential treatment of cancer. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.
Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.
     Prior to receiving approval to commercialize any of our drug candidates, we must adequately demonstrate to the FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and they may never be. In addition, for each of our current preclinical compounds, we must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to submit an IND to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. If our current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.
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
     We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in clinical trials of omecamtiv mecarbil, intolerable doses were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction. In clinical trials of ispinesib, the most commonly observed dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood.
     In addition, clinical trials of omecamtiv mecarbil and any of our oncology drug candidates will enroll patients who typically suffer from serious diseases, specifically heart failure and cancer, which put them at increased risk of death and they may die while receiving our drug candidates. In such circumstances, it may not be possible to exclude with certainty a causal relationship to our drug candidate, even though the responsible clinical investigator may view such an event as not study drug-related. For example, in the Phase IIa clinical trial designed to evaluate and compare the oral pharmacokinetics of both a modified release and an immediate release formulation of omecamtiv mecarbil in patients with stable heart failure, a patient died suddenly after receiving the immediate release formulation of omecamtiv mecarbil, without having reported any preceding adverse events. Although the clinical investigator assessed the patient’s death as not related to omecamtiv mecarbil, the event was reported to the appropriate regulatory authorities as possibly related to omecamtiv mecarbil, because the immediate cause of the patient’s death could not be determined, and therefore, a relationship to omecamtiv mecarbil could not be excluded definitively.
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
     Clinical trials are subject to rigorous regulatory requirements and are very expensive, difficult and time-consuming to design and implement. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use of the drug candidate and safety concerns. We estimate that the clinical trials of our current drug candidates will each continue for several more years. However, the clinical trials for all or any of these drug candidates may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:
•	delays in obtaining, or inability to obtain, regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners deem necessary for the appropriate and timely development of our drug candidates and commercialization of any resulting drugs;

•	delays in identifying and reaching agreement, or inability to identify and reach agreement, on acceptable terms, with prospective clinical trial sites;

•	delays or additional costs in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use, including an appropriate modified release formulation for omecamtiv mecarbil;

•	slower than expected rates of patient recruitment and enrollment, including as a result of competition for patients with other clinical trials; limited numbers of patients that meet the enrollment criteria; patients’, investigators’ or trial sites’ reluctance to agree to the requirements of a protocol; or the introduction of alternative therapies or drugs by others;

•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;

•	an investigational review board (“IRB”) or its foreign equivalent may require changes to a protocol that then require approval from regulatory agencies and other IRBs and their foreign equivalents, or regulatory authorities may require changes to a protocol that then require approval from the IRBs or their foreign equivalents;

•	for clinical trials conducted in foreign countries, the time and resources required to identify, interpret and comply with foreign regulatory requirements or changes in those requirements, and political instability or natural disasters occurring in those countries;

•	lack of effectiveness of our drug candidates during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial materials;

•	uncertain dosing issues;

•	failure by us, our partners, or clinical research organizations, investigators or site personnel engaged by us or our partners to comply with good clinical practices and other applicable laws and regulations;

•	inability or unwillingness of investigators or their staffs to follow clinical protocols;

•	inability to monitor patients adequately during or after treatment; and

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our drug candidates or their clinical trial endpoints obsolete.
     We do not know whether planned clinical trials will begin on time, or whether planned or currently ongoing clinical trials will need to be restructured or will be completed on schedule, if at all. Significant delays in clinical trials will impede our ability to commercialize our drug candidates and generate revenue and could significantly increase our development costs.

If we fail to enter into and maintain successful strategic alliances for our drug candidates, potential drug candidates or research and development programs, we will have to reduce, delay or discontinue our advancement of those drug candidates, potential drug candidates and programs or expand our research and development capabilities and increase our expenditures.
     Drug development is complicated and expensive. We currently have limited financial and operational resources to carry out drug development. Our strategy for developing, manufacturing and commercializing our drug candidates and potential drug candidates currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. Accordingly, the success of our development activities depends in large part on our current and future strategic partners’ performance, over which we have little or no control.
     We have retained all rights to develop and commercialize CK-2017357, ispinesib and SB-743921. We currently do not have a strategic partner for these drug candidates. We are conducting the Phase I portion of a Phase I/II clinical trial for each of ispinesib in breast cancer and SB-743921 in Hodgkin and non-Hodgkin lymphoma. We intend to complete the Phase I portion of each of these clinical trials. We are also conducting a Phase I clinical trial of CK-2017357 in healthy volunteers. We expect to rely on one or more strategic partners to advance and develop each of ispinesib, SB-743921, CK-2017357 and our potential drug candidate directed towards smooth muscle contractility. However, we may not be able to negotiate and enter into such strategic alliances on acceptable terms, if at all.
     We rely on Amgen to conduct preclinical and clinical development for omecamtiv mecarbil for the potential treatment of heart failure. If Amgen elects to terminate its development activities with respect to omecamtiv mecarbil, we currently do not have an alternative strategic partner for this drug candidate. We rely on GSK to conduct preclinical and clinical development for GSK-923295 for the potential treatment of cancer. If GSK elects to terminate its development activities with respect to GSK-923295, we currently do not have an alternative strategic partner for this drug candidate.
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
     If we are not able to successfully maintain our existing strategic alliances or establish and successfully maintain additional strategic alliances, we will have to limit the size or scope of, or delay or discontinue, one or more of our drug development programs or research programs, or undertake and fund these programs ourselves. Alternatively, if we elect to continue to conduct any of these drug development programs or research programs on our own, we will need to expand our capability to conduct clinical development by bringing additional skills, technical expertise and resources into our organization. This would require significant additional funding, which may not be available to us on acceptable terms, or at all.
We depend on GSK for the conduct, completion and funding of the clinical development and commercialization of GSK-923295.
     Under our strategic alliance, GSK is responsible for the clinical development and obtaining and maintaining regulatory approval of our drug candidate GSK-923295 for cancer and other indications. We do not control the clinical development activities being conducted or that may be conducted in the future by GSK, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on GSK’s results.
     GSK may conduct these activities more slowly or in a different manner than we would if we controlled the clinical development of GSK-923295. GSK is responsible for filing applications with the FDA or other regulatory authorities for approval of GSK-923295 and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for GSK-923295. If the FDA or other regulatory authorities approve GSK-923295, GSK will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote GSK-923295 in North America if we exercise our option to co-fund certain later-stage development activities for GSK-923295. However, we cannot control whether GSK will devote sufficient attention and resources to the clinical development of GSK-923295 or will proceed in an expeditious manner, even if we do exercise our option to co-fund the development of GSK-923295. Even if the FDA or other regulatory agencies approve GSK-923295, GSK may elect not to proceed with the commercialization of the resulting drug in one or more countries.

     GSK generally has discretion to elect whether to pursue or abandon the development of GSK-923295 and may terminate our strategic alliance for any reason upon six months prior notice. If the initial results of one or more clinical trials with GSK-923295 do not meet GSK’s expectations, GSK may elect to terminate further development of GSK-923295 or certain of the potential clinical trials for GSK-923295, even if the actual number of patients treated at that time is relatively small. If GSK abandons GSK-923295, it would result in a delay in or could prevent us from commercializing GSK-923295, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and GSK, which may delay or cause the termination of any GSK-923295 clinical trials, result in significant litigation or arbitration, or cause GSK to act in a manner that is not in our best interest. If development of GSK-923295 does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from GSK with respect to GSK-923295. If GSK abandons development of GSK-923295 prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for clinical development or commercialization, curtail or abandon that clinical development or commercialization, or undertake and fund the clinical development of GSK-923295 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of GSK-923295 ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.
We depend on contract research organizations to conduct our clinical trials and have limited control over their performance.
     We utilize contract research organizations (“CROs”) for our clinical trials of omecamtiv mecarbil, CK-2017357, ispinesib and SB-743921 within and outside of the United States. We do not have operational control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves. The activities conducted by our CROs therefore may not be completed on schedule or in a satisfactory manner. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable local laws. Our CROs’ failure to carry out development activities on our behalf according to our and the FDA’s or other regulatory agencies’ requirements and in accordance with applicable U.S. and foreign laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited. If we fail to effectively manage the CROs carrying out the development of our drug candidates or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.
We have no manufacturing capacity and depend on our strategic partners and contract manufacturers to produce our clinical trial drug supplies for each of our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.
     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates or potential drug candidates on a clinical or commercial scale. As a result, we rely on GSK to conduct these activities for the ongoing clinical development of GSK-923295. Amgen has assumed responsibility to conduct these activities for the ongoing clinical development of omecamtiv mecarbil worldwide, except Japan. For CK-2017357, ispinesib, SB-743921 and our other drug candidates and potential drug candidates, we rely (and for omecamtiv mecarbil, we have relied) on a limited number of contract manufacturers, and, in particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.
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
     Switching manufacturers or manufacturing sites would be difficult and time-consuming because the number of potential manufacturers is limited. In addition, before a drug from any replacement manufacturer or manufacturing site can be commercialized, the FDA and, in some cases, foreign regulatory agencies, must approve that site. These approvals would require regulatory testing and compliance inspections. A new manufacturer or manufacturing site also would have to be educated in, or develop substantially equivalent processes for, production of our drugs and drug candidates. It may be difficult or impossible to transfer certain elements of a manufacturing process to a new manufacturer or for us to find a replacement manufacturer on acceptable terms quickly, or at all, either of which would delay or prevent our ability to develop drug candidates and commercialize any resulting drugs.
We may not be able to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing resulting approved drugs, if any.
     To date, our drug candidates have been manufactured in small quantities for preclinical studies and early-stage clinical trials. In order to conduct larger scale or late-stage clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drugs may be delayed or there may be a shortage in supply, which could significantly harm our business.
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
     We own, or hold exclusive licenses to, a number of U.S. and foreign patents and patent applications directed to our drug candidates and research technologies. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and use, and our technologies. Our ability to protect our drug candidates and technologies from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. If our issued patents and patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates, including omecamtiv mecarbil, CK-2017357, ispinesib, SB-743921 and GSK-923295, we or our licensees would not be able to exclude others from developing or commercializing these drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage.
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
     Under our license agreement with the University of California and Stanford University, we have obtained an exclusive license to certain issued U.S. and European patents relating to certain of our research activities. Since we have not fully met certain of our obligations under this license agreement, including certain diligence obligations, this agreement may be terminated, in which case we would no longer have a license to these patents or to future patents that may issue from the pending applications. This may impair our ability to continue to practice the research methods covered by the issued patents. Alternatively, our license rights may become non-exclusive, which would allow the University of California and Stanford University to grant third parties the right to practice those patents. Our drug candidates and potential drug candidates in development are not covered by the patents subject to this license agreement.
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
     Inventions discovered under our strategic alliance agreements may become jointly owned by our strategic partners and us in some cases, and the exclusive property of one of us in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention or whether it is jointly owned, and disputes could arise regarding ownership or use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome would have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and clinical investigators generally have contractual rights to publish data arising from their work. Publications by our research collaborators and clinical investigators relating to our research and development programs, either with or without our consent, could benefit our current or potential competitors and may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

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
     We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, cancer and other diseases for which our drug candidates may be useful treatments. For example, if omecamtiv mecarbil is approved for marketing by the FDA for heart failure, that drug candidate would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as levosimendan, which is marketed by Abbott Laboratories in a number of countries outside of the United States; istaroxamine, which is being developed by Debiopharm Group; rolofylline, which is being developed by Merck & Co. Inc.; bucindolol, which is being developed by ARCA biopharma, Inc.; tonapofylline, which is being developed by Biogen Idec Inc.; relaxin, which is being developed by Cothera Inc.; and CD-NP, which is being developed by Nile Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.
     Similarly, if approved for marketing by the FDA, depending on the approved clinical indication, our anti-cancer drug candidates such as ispinesib, SB-743921 and GSK-923295 would compete against existing cancer treatments such as paclitaxel (and its generic equivalents), docetaxel, vincristine, vinorelbine, navelbine, ixabepilone and potentially against other novel anti-cancer drug candidates that are currently in development. These include compounds that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck & Co., Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, AstraZeneca AB, Array Biopharma Inc., ArQule, Inc., Anylam, Inc. and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis, Genentech, Hoffman-La Roche Ltd., Eisai, Inc., Seattle Genetics, Inc. and other pharmaceutical and biopharmaceutical companies are developing other approaches to treating cancer.
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
If we or our partners receive regulatory approval for our drug candidates, we or they will be subject to ongoing obligations to and continued regulatory review by the FDA and foreign regulatory agencies, and may be subject to additional post-marketing obligations, all of which may result in significant expense and limit commercialization of our potential drugs.
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
     Even if one or more of our drugs is approved for sale, the commercial success of our drugs in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for our drugs by the medical profession for use by their patients, which is highly uncertain. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, they may not cover or provide adequate payment for our drugs. They may not view our drugs as cost-effective and reimbursement may not be available to consumers or may be insufficient to allow our drugs to be marketed on a competitive basis. If we are unable to obtain adequate coverage and reimbursement for our drugs, our ability to generate revenue will be adversely affected. Likewise, current and future legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of coverage and reimbursement for our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our drugs would cause our revenue to decline.
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
     In addition, if we commercially launch drugs based on our drug candidates, we will face even greater exposure to product liability claims. This risk exists even with respect to those drugs that are approved for commercial sale by the FDA and foreign regulatory agencies and manufactured in licensed and regulated facilities. We intend to secure additional limited product liability insurance coverage for drugs that we commercialize, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. Even if we are ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may create adverse publicity, all of which would impair our ability to generate sales of the affected product and our other potential drugs. Moreover, product recalls may be issued at our discretion or at the direction of the FDA and foreign regulatory agencies, other governmental agencies or other companies having regulatory control for drug sales. Product recalls are generally expensive and often have an adverse effect on the reputation of the drugs being recalled and of the drug’s developer or manufacturer.
     We may be required to indemnify third parties against damages and other liabilities arising out of our development, commercialization and other business activities, which could be costly and time-consuming and distract management. If third parties that have agreed to indemnify us against damages and other liabilities arising from their activities do not fulfill their obligations, then we may be held responsible for those damages and other liabilities.
To the extent we elect to fund the development of a drug candidate or the commercialization of a drug at our expense, we will need substantial additional funding.
     The discovery, development and commercialization of new drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate or the commercialization of a drug, we will need to raise additional capital to:
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
     Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to continue to finance our future cash needs primarily through strategic alliances, public or private equity offerings and debt financings. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or future commercialization initiatives.
Responding to any claims relating to improper handling, storage or disposal of the hazardous chemicals and radioactive and biological materials we use in our business could be time-consuming and costly.
     Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from those materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our or third parties’ use of these materials. Compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production activities.
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
     The stock market, particularly in recent months and years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	results from, delays in, or discontinuation of, any of the clinical trials for our drug candidates, such as omecamtiv mecarbil for heart failure; CK-2017357 for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction; ispinesib for breast cancer; SB-743921 for Hodgkin and non-Hodgkin lymphoma; and GSK-923295 for cancer (including, but not limited to, delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points);

•	announcements concerning our strategic alliances with Amgen, GSK or future strategic alliances;

•	announcements concerning clinical trials for our drug candidates;
•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry or in the stock market generally.
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
     As of July 30, 2009, our executive officers, directors and their affiliates beneficially owned or controlled approximately 27.1% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
     In October 2007, we entered into a committed equity financing facility with Kingsbridge. This committed equity financing facility entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. To date, we have received $6.9 million in gross proceeds under this committed equity financing facility. We may sell a maximum of 9,779,411 shares under this committed equity financing facility. This is approximately the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval under the rules of the NASDAQ Stock Market LLC. This limitation may further limit the amount of proceeds we are able to obtain from this committed equity financing facility.
     Kingsbridge will not be obligated to purchase shares under this committed equity financing facility unless certain conditions are met, which include a minimum volume-weighted average price of $2.00 for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement registering for resale the shares of common stock to be issued in connection with this committed equity financing facility; and the continued listing of our stock on NASDAQ. In addition, Kingsbridge may terminate this committed equity financing facility if it determines that a material adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material adverse event. If we are unable to access funds through this committed equity financing facility, we may be unable to access additional capital on reasonable terms or at all.
     We are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the use of the resale registration statement and prohibit Kingsbridge from selling shares under the resale registration statement. If we deliver a blackout notice in the 15 trading days following the settlement of a stock sale, or if the registration statement is not effective in circumstances not permitted by the agreement, then we must make a payment to Kingsbridge, or issue Kingsbridge additional shares in lieu of this payment. This payment or issuance of shares is calculated based on the number of shares actually held by Kingsbridge pursuant to the most recent sale of stock under the committed equity financing facility and the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout payment or issuance of shares could be significant.
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
     We hold interest-bearing student loan auction rate securities (“ARS”) that represent investments in pools of assets. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par value. The recent uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, these investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the outstanding securities, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS range from 2036 to 2045. As of June 30, 2009, we have recorded $2.7 million of unrealized loss in the statements of operations related to the ARS that we hold in our investment portfolio. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses due to further declines in value in future quarters. This could adversely impact our results of operations and financial condition. We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS. However, if we are unable to access the funds underlying or secured by these investments in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely affected.
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
     In connection with the settlement, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement. We have drawn down the full amount available under the loan agreement. The borrowings under the loan agreement are payable upon demand, subject to UBS Financial Services’ obligations to arrange alternative financing for us under certain circumstances.
     While we entered into the settlement in expectation that UBS AG will fulfill its obligations in connection with the ARS Rights, UBS AG may not have sufficient financial resources to satisfy these obligations. The U.S. and worldwide financial markets have recently experienced unprecedented volatility, particularly in the financial services sector. UBS AG may not be able to maintain the financial resources necessary to satisfy its obligations with respect to the ARS Rights in a timely manner or at all. UBS AG’s obligations in connection with the ARS Rights are not secured by UBS AG’s assets or otherwise, nor guaranteed by any other entity. UBS AG is not required to obtain any financing to support its obligations. If UBS AG is unable to perform its obligations in connection with the ARS Rights, we will have no certainty as to the liquidity or value for our ARS. In addition, UBS AG is a Swiss bank and all or a substantial portion of its assets are located outside the United States. As a result, it may be difficult for us to serve legal process on UBS AG or its management or cause any of them to appear in a U.S. court. Judgments based solely on U.S. securities laws may not be enforceable in Switzerland. As a result, if UBS AG fails to fulfill its obligations, we may not be able to effectively seek recourse against it.
     In consideration for the ARS Rights, we agreed to release UBS AG, the UBS Entities, and/or their affiliates, directors and officers from any claims directly or indirectly relating to the marketing and sale of our ARS, other than consequential damages. Even if UBS AG fails to fulfill its obligations in connection with ARS Rights, this release may still be held to be enforceable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Our Annual Meeting of Stockholders was held on May 21, 2009 in South San Francisco, California. Of the 53,164,837 shares of the Company’s common stock entitled to vote at the meeting, 47,794,161 shares of common stock, or 90%, of the total eligible votes to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results were as follows:
     The stockholders elected Robert I. Blum, Denise M. Gilbert and James A. Spudich as Class II directors, each to serve for a three-year term until their successors are duly elected and qualified. The votes were as follows:

Name	For	Withheld
Robert I. Blum	47,375,813	418,348
Denise M. Gilbert	47,516,005	278,156
James A. Spudich	36,831,891	10,962,270
     Our other directors with terms of office that continued after the Annual Meeting of Stockholders were Stephen Dow, A. Grant Heidrich, John T. Henderson, Mark McDade, James H. Sabry, and Michael Schmertzler.
     The stockholders ratified the selection by the Audit Committee of the Board of Directors of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
47,618,133	73,963	102,065	0

     The stockholders approved an amendment to the 2004 Equity Incentive Plan to increase the number of authorized shares reserved for issuance thereunder by 2,000,000 shares. The votes were as follows:

For	Against	Abstain	Broker Non-Vote
37,623,875	1,577,638	1,610,367	6,982,281
ITEM 5. OTHER INFORMATION
     On July 1, 2009, Mark McDade tendered his resignation from the Board of the Company as a Class III Director, with such resignation effective on July 1, 2009. Mr. McDade’s resignation was due to personal reasons and an interest to focus to his other professional activities, and not the result of any disagreement with the Company. Beginning July 1, 2009, Mr. McDade will provide certain consulting services to the Company relating to strategic business matters and business and corporate development activities pursuant to a consulting agreement between Mr. McDade and the Company.
ITEM 6. EXHIBITS

Exhibit
Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Common Stock Certificate.

4.2	(1)	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant.

4.3	(3)	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.

4.4	(3)	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.

4.5	(4)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.6	(5)	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.

4.7	(5)	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.

10.2		2004 Equity Incentive Plan, as amended.

10.69	(7)	Form of Subscription Agreement, dated May 18, 2009, between the Company and the investor signatories thereto.

10.70	(7)	Form of Warrant, dated May 18, 2009, between the Company and the investor signatories thereto.

* 10.71		Letter Amendment, dated April 16, 2009, to the Collaboration and License Agreement between the Company and Glaxo Group Limited.

10.72	(1)	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.

10.73		Amendment No. 1, effective January 1, 2005, to Master Security Agreement by and between the Company and General Electric Capital Corporation.

* 10.74		Consent and Amendment No. 2, effective May 18, 2009, to Master Security Agreement by and between the Company and General Electric Capital Corporation.

10.75	(1)	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Security and Exchange Commission on March 12, 2009.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2009.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2009	CYTOKINETICS, INCORPORATED (Registrant)
/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Common Stock Certificate.

4.2	(1)	Fourth Amended and Restated Investors Rights Agreement, dated March 21, 2003, by and among the Company and certain stockholders of the Registrant.

4.3	(3)	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.

4.4	(3)	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.

4.5	(4)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.6	(5)	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.

4.7	(5)	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.

10.2		2004 Equity Incentive Plan, as amended.

10.69	(7)	Form of Subscription Agreement, dated May 18, 2009, between the Company and the investor signatories thereto.

10.70	(7)	Form of Warrant, dated May 18, 2009, between the Company and the investor signatories thereto.

* 10.71		Letter Amendment, dated April 16, 2009, to the Collaboration and License Agreement between the Company and Glaxo Group Limited.

10.72	(1)	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.

10.73		Amendment No. 1, effective January 1, 2005, to Master Security Agreement by and between the Company and General Electric Capital Corporation.

* 10.74		Consent and Amendment No. 2, effective May 18, 2009, to Master Security Agreement by and between the Company and General Electric Capital Corporation.

10.75	(1)	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Security and Exchange Commission on March 12, 2009.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2009.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.