Form 10-Q
period 2009-09-30
CYTOKINETICS INC
filed 2009-11-05
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of October 30, 2009: 60,929,626.

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	3
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and the period from August 5, 1997 (date of inception) to September 30, 2009	4
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and the period from August 5, 1997 (date of inception) to September 30, 2009	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
PART II. OTHER INFORMATION	33
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	50
Item 4. Submission of Matters to a Vote of Security Holders	50
Item 5. Other Information	50
Item 6. Exhibits	51
SIGNATURES	52
EXHIBIT INDEX	53
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

2 of 53

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$23,715	$41,819
Short-term investments	79,723	15,048
Investments in auction rate securities	15,782	—
Investment put option related to auction rate securities rights	2,368	—
Related party accounts receivable	4,544	221
Related party notes receivable — short-term portion	9	40
Prepaid and other current assets	2,010	1,782

Total current assets	128,151	58,910
Investments in auction rate securities	—	16,636
Investment put option related to auction rate securities rights	—	3,389
Property and equipment, net	3,865	5,087
Assets held-for-sale	178	325
Related party notes receivable — long-term portion	—	9
Restricted cash	1,674	2,750
Other assets	296	348

Total assets	$134,164	$87,454

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,349	$1,382
Accrued liabilities	6,207	7,174
Related party payables and accrued liabilities	10	—
Short-term portion of equipment financing lines	1,725	2,025
Short-term portion of deferred revenue	708	12,296
Loan with UBS	10,470	—

Total current liabilities	20,469	22,877
Long-term portion of equipment financing lines	1,338	2,615
Long-term portion of deferred revenue	—	12,196

Total liabilities	21,807	37,688

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 170,000,000 shares; Issued and outstanding: 60,908,591 shares at September 30, 2009 and 49,939,069 shares at December 31, 2008	61	50
Additional paid-in capital	411,106	385,605
Accumulated other comprehensive income	24	18
Deficit accumulated during the development stage	(298,834)	(335,907)

Total stockholders’ equity	112,357	49,766

Total liabilities and stockholders’ equity	$134,164	$87,454

The accompanying notes are an integral part of these financial statements.

3 of 53

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Nine Months Ended		(Date of Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2009	2008	2009	2008	2009
Revenues:
Research and development revenues from related party	$5,506	$67	$6,148	$93	$46,587
Research and development, grant and other revenues	—	—	—	—	2,955
License revenues from related parties	—	3,058	74,367	9,175	112,935

Total revenues	5,506	3,125	80,515	9,268	162,477

Operating expenses:
Research and development	9,857	13,519	30,018	42,480	367,456
General and administrative	3,878	3,826	12,025	12,235	112,561
Restructuring charges (reversals)	(21)	2,492	(23)	2,492	2,451

Total operating expenses	13,714	19,837	42,020	57,207	482,468

Operating income (loss)	(8,208)	(16,712)	38,495	(47,939)	(319,991)
Interest and other, net	6	453	(1,422)	2,421	21,157

Net income (loss)	$(8,202)	$(16,259)	$37,073	$(45,518)	$(298,834)

Net income (loss) per common share:
Basic	$(0.14)	$(0.33)	$0.66	$(0.92)
Diluted	(0.14)	$(0.33)	$0.65	$(0.92)

Weighted-average number of shares used in computing net income (loss) per common share:
Basic	60,502	49,416	56,212	49,359
Diluted	60,502	49,416	56,697	49,359
The accompanying notes are an integral part of these financial statements.

4 of 53

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Nine Months Ended		(date of inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009
Cash flows from operating activities:
Net income (loss)	$37,073	$(45,518)	$(298,834)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,527	1,893	24,972
(Gain) loss on disposal of property and equipment	(48)	—	303
Non-cash restructuring expenses, net of reversals	22	840	364
Non-cash interest expense	—	69	504
Non-cash forgiveness of loan to officer	10	11	425
Stock-based compensation	3,734	4,309	24,087
Non-cash warrant expense	1,585	—	1,626
Other non-cash expenses	—	7	141
Changes in operating assets and liabilities:
Related party accounts receivable	(4,323)	8	(4,895)
Prepaid and other assets	(176)	(43)	(2,334)
Accounts payable	97	(252)	1,485
Accrued liabilities	(965)	(392)	6,151
Related party payables and accrued liabilities	10	(12)	10
Deferred revenue	(23,784)	(9,176)	708

Net cash provided by (used in) operating activities	14,762	(48,256)	(245,287)

Cash flows from investing activities:
Purchases of investments	(98,723)	(9,400)	(768,088)
Proceeds from sales and maturities of investments	35,929	12,576	670,322
Purchases of property and equipment	(339)	(638)	(29,889)
Proceeds from sale of property and equipment	74	—	124
(Increase) decrease in restricted cash	1,076	2,417	(1,674)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from payments of related party notes receivable	30	130	859

Net cash provided by (used in) investing activities	(61,953)	5,085	(129,492)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	12,938	—	206,872
Proceeds from draw down of Committed Equity Financing Facility, net of issuance costs	6,850	—	38,896
Proceeds from other issuances of common stock	406	391	6,563
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	12,441	—	12,441
Repayment of loan with UBS	(1,971)	—	(1,971)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	(1,577)	(3,148)	(21,107)

Net cash provided by (used in) financing activities	29,087	(2,757)	398,494

Net increase (decrease) in cash and cash equivalents	(18,104)	(45,928)	23,715
Cash and cash equivalents, beginning of period	41,819	116,564	—

Cash and cash equivalents, end of period	$23,715	$70,636	$23,715

The accompanying notes are an integral part of these financial statements.

5 of 53

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
     The Company’s consolidated financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit since inception and there can be no assurance that the Company will attain profitability. The Company had net income of $37.1 million and net cash provided from operations of $14.8 million for the nine months ended September 30, 2009 and an accumulated deficit of approximately $298.8 million as of September 30, 2009. Cash, cash equivalents and short-term investments (excluding investments in auction rate securities and the investment put option related to the auction rate security rights) increased from $56.9 million at December 31, 2008 to $103.4 million at September 30, 2009. The Company anticipates it will continue to have operating losses and net cash outflows in future periods. If sufficient additional capital is not available on terms acceptable to the Company, its liquidity will be impaired.
     The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities and debt financings. Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and short-term investments (excluding investments in auction rate securities) at September 30, 2009 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic relationships, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.
     The Company has evaluated subsequent events through November 5, 2009, the issuance date of the financial statements.
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
Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss). Comprehensive net income (loss) and its components for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

6 of 53

	Three months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net income (loss)	$(8,202)	$(16,259)	$37,073	$(45,518)
Change in unrealized gain (loss) on investments	27	(519)	6	(1,794)

Comprehensive income (loss)	$(8,175)	$(16,778)	$37,079	$(47,312)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation, the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $1.7 million at September 30, 2009 and $2.8 million at December 31, 2008, and was classified as restricted cash.
Fair Value of Financial Instruments
     The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates the fair value due to the short-term nature of these instruments. The Company bases the fair value of short-term investments, other than auction rate securities (“ARS”) and the investment put option related to the Series C-2 Auction Rate Securities Rights issued to the Company by UBS AG (the “ARS Rights”), on current market prices and the fair value of ARS and the investment put option related to the ARS Rights using discounted cash flow models (Note 5). In connection with the failed auctions of the Company’s ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, the Company accepted a settlement with UBS AG pursuant to which UBS AG issued to the Company the ARS Rights. The carrying value of the investment put option related to the ARS Rights (Note 5) represents its fair value, based on the Black-Scholes option pricing model, which approximates the difference in value between the par value and the fair value of the associated ARS. As permitted under fair value accounting for financial instruments, the Company may elect fair value measurement for certain financial assets on a case by case basis. The Company has elected to use fair value measurement permitted under fair value accounting for the investment put option related to the ARS Rights.
Stock-Based Compensation
     The Company applies the accounting guidance for stock compensation, which establishes accounting for share-based payment awards made to employees and directors, including employee stock options and employee stock purchases. Under this guidance, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award.
     The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan (“ESPP”) shares. The key input assumptions used to estimate the fair value of these awards include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected dividend yield, if any.
     For employee stock options, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Risk-free interest rate	2.78%	3.54%	2.69%	2.98%
Volatility	74%	68%	76%	64%
Expected term (in years)	6.13	6.12	6.07	6.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
     For the ESPP, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Risk-free interest rate	0.62%	2.23%	0.62%	2.23%
Volatility	75%	67%	75%	67%
Expected term (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
     The risk-free interest rate that the Company uses in the option pricing model is based on the U.S. Treasury zero-coupon issues with

7 of 53

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
     The Company used the simplified method of estimating the expected term for share-based compensation from January 1, 2006, the date it adopted the new share-based payment accounting guidance, through December 31, 2007. Starting January 1, 2008, the Company ceased to use the simplified method, and now uses its own historical exercise activity and extrapolates the life cycle of options outstanding to arrive at its estimated expected term for new option grants.
     From January 1, 2006 through December 31, 2007, the Company estimated the volatility of its common stock by using an average of historical stock price volatility of comparable companies due to the limited length of trading history. Starting January 1, 2008, the Company has used its own volatility history based on its stock’s trading history for the period subsequent to the Company’s IPO in April 2004. Because its outstanding options have an expected term of approximately six years, the Company supplements its own volatility history by using comparable companies’ volatility history for the relevant period preceding the Company’s IPO.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Net income (loss)	$(8,202)	$(16,259)	$37,073	$(45,518)

Weighted-average common shares outstanding	60,829	49,416	56,583	49,359
Unvested restricted stock	(327)	—	(371)	—

Weighted-average shares used in computing net income (loss) per common share — basic	60,502	49,416	56,212	49,359
Dilutive effect of stock options and unvested restricted stock	—	—	485	—

Weighted-average shares used in computing net income (loss) per common share — basic	60,502	49,416	56,697	49,359

Net income (loss) per common share:
Basic	$(0.14)	$(0.33)	$0.66	$(0.92)
Diluted	$(0.14)	$(0.33)	$0.65	$(0.92)
     The following instruments were excluded from the computation of diluted net income (loss) per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Options to purchase common stock	5,002	6,264	6,329	6,264
Warrants to purchase common stock	4,027	474	2,205	474
Shares issuable related to the ESPP	75	75	75	75

Total shares	9,104	6,813	8,609	6,813

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

8 of 53

			Period from
			August 5, 1997
	Nine Months Ended		(date of inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	62	5	62
Purchases of property and equipment through trade in value of disposed property and equipment	10	—	268
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Note 4. Related Party Agreements
Research and Development Arrangements
     Amgen Inc. (“Amgen”). In May 2009, Amgen exercised its option under the 2006 collaboration and option agreement between the Company and Amgen (the “Amgen Agreement”) to obtain an exclusive, worldwide (excluding Japan) license to the Company’s cardiac muscle contractility program. The license includes omecamtiv mecarbil, formerly known as CK-1827452, a novel cardiac muscle myosin activator being developed for the potential treatment of heart failure. In connection with the exercise of the option, Amgen paid the Company a non-refundable option exercise fee of $50.0 million in June 2009. At that time, Amgen assumed responsibility for the development and commercialization of omecamtiv mecarbil and related compounds, at Amgen’s expense, subject to the Company’s specified development and commercial participation rights. Amgen’s license extends for the life of the intellectual property related to the cardiac muscle contractility program, and the Company has no further performance obligations related to research and development under the program, except as defined by the annual joint research and development plans as the parties may mutually agree. Accordingly, the Company recognized the $50.0 million option exercise fee as license revenue from related party in the three months ended June 30, 2009.
     Prior to Amgen’s payment of the option exercise fee in June 2009, the Company was amortizing the 2006 non-exclusive license and technology access fee from Amgen and related stock purchase premium over the maximum term of the non-exclusive license, which was four years. The non-exclusive license period ended upon the exercise of Amgen’s option in May 2009. The Company has no further performance obligations related to the non-exclusive license. Accordingly, the Company recognized as revenue the balance of the deferred Amgen revenue at the time Amgen exercised its option. The Company recognized zero and $74.4 million as revenue from related party in the three and nine months ended September 30, 2009, respectively, related to the Amgen 2006 non-exclusive license and technology access fee and stock purchase premium. In the three and nine months ended September 30, 2008, the Company recognized license revenue related to the Amgen non-exclusive license and technology access fee and stock purchase premium of $3.1 million and $9.2 million, respectively.
     Subsequent to Amgen obtaining the exclusive license to the cardiac muscle contractility program, the Company is providing research and development support of the program, as and when agreed to by both parties. Under the Amgen Agreement, Amgen reimburses the Company for such activities at predetermined rates per full-time employee equivalent (“FTE”), and for related out of pocket expenses at cost, including purchases of clinical trial material at manufacturing cost. The FTE rates are negotiated rates that approximate the Company’s costs, which the Company believes approximate fair value.
     In the third quarter of 2009, pursuant to the Amgen Agreement, the Company transferred to Amgen for $4.0 million the majority of the Company’s existing inventories of omecamtiv mecarbil and related reference materials. The $4.0 million purchase price was a negotiated price and represents the fair value of the materials transferred. The Company’s out of pocket costs for the transferred materials were incurred and recorded as research and development expense in prior periods.
     The Company recorded total research and development revenues under the Amgen Agreement of $5.5 million in the three months ended September 30, 2009, including $4.0 million for the material transferred and $1.5 million for FTE and out of pocket expense reimbursements. For the nine months ended September 30, 2009, the Company recorded total research and development revenues under the Amgen Agreement of $6.1 million, including $4.0 million for the material transferred and $2.1 million for FTE and out of pocket expense reimbursements.
     Deferred revenue related to Amgen was $0.7 million at September 30, 2009 and $24.5 million at December 31, 2008. The deferred revenue balance at September 30, 2009 resulted from Amgen’s prepayment of FTE reimbursements. The deferred revenue balance at December 31, 2008 represented the unrecognized portion of the upfront license fee and stock purchase premium from Amgen in 2006. Related party accounts receivable from Amgen were $4.5 million and $0.1 million at September 30, 2009 and December 31, 2008, respectively.
     GlaxoSmithKline (“GSK”). Pursuant to the collaboration and license agreement between the Company and GSK (the “GSK Agreement”), the Company recognized patent expense reimbursements from GSK of $19,000 and $67,000 for the three months ended

9 of 53

September 30, 2009 and 2008, respectively, and $45,000 and $93,000 for the nine months ended September 30, 2009 and 2008, respectively. These reimbursements were recorded as research and development revenues from related party. Related party accounts receivable from GSK were $49,000 and $0.1 million at September 30, 2009 and December 31, 2008, respectively.
Board Members
     James H. Sabry, M.D., Ph.D. is the Chairman of the Company’s Board of Directors and a consultant to the Company. The Company incurred consulting fees for services provided by Dr. Sabry of $15,000 and $15,000 for the three months ended September 30, 2009 and 2008, respectively, and $45,000 and $105,000 for the nine months ended September 30, 2009 and 2008, respectively. Related party payables and accrued liabilities included $5,000 and zero payable to Dr. Sabry at September 30, 2009 and December 31, 2008, respectively.
     James Spudich, Ph.D. is a member of the Company’s Board of Directors and a consultant to the Company. The Company incurred consulting fees for services provided by Dr. Spudich of $5,000 and $5,000 for the three months ended September 30, 2009 and 2008, respectively and $19,000 and $30,000 for the nine months ended September 30, 2009 and 2008, respectively. Related party payables and accrued liabilities included $5,000 and zero payable to Dr. Spudich at September 30, 2009 and December 31, 2008, respectively.
Note 5. Cash Equivalents, Investments and Fair Value Measurements
Cash Equivalents and Available for Sale Investments
     The amortized cost and fair value of cash equivalents and available for sale investments at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$21,699	—	—	$21,699

Short-term investments — U.S. Treasury securities	$79,699	$24	$	$79,723	10/2009 — 3/2010

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$41,224	—	—	$41,224

Short-term investments — U.S. Treasury securities	$15,030	$18	$—	$15,048	1/2009 — 3/2009

     As of September 30, 2009 and December 31, 2008, the Company’s cash equivalents and short-term investments had no unrealized losses.
     Interest income was $0.1 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively; $0.5 million and $2.8 million for the nine months ended September 30, 2009 and 2008, respectively; and $28.0 million for the period August 5, 1997 (inception) through September 30, 2009.
Investments in Auction Rate Securities and Investment Put Option Related to Auction Rate Securities Rights
     The Company’s short-term investments in ARS as of September 30, 2009 and long-term investments in ARS as of December 31, 2008, refer to securities that are structured with short-term interest reset dates every 28 days but with maturities generally greater than 10 years. At the end of each reset period, investors can attempt to sell the securities through an auction process or continue to hold the securities. The Company has classified its ARS holdings as short-term investments as of September 30, 2009 and long-term investments as of December 31, 2008, based on its intention to liquidate the investments on June 30, 2010, the earliest date it can exercise the ARS Rights.
     At September 30, 2009, the Company held approximately $18.1 million in par value, $15.8 million carrying value, of ARS classified as short-term investments. The assets underlying these ARS are student loans that are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process, the investments are redeemed by the issuer or they mature. Historically, the fair value of ARS investments approximated par value due to the frequent interest rate resets associated with the auction process. However, there is not a current active market for these securities, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The ARS continue to pay interest according to their stated terms.

10 of 53

     In the fourth quarter of 2008, based on valuation models of the individual securities, the Company recognized in the statement of operations a loss of approximately $3.4 million on ARS in Interest and Other, net, for which the Company concluded that an other-than-temporary impairment existed. The fair value of the Company’s investments in its ARS as of September 30, 2009 and December 31, 2008 was determined to be $15.8 million and $16.6 million, respectively. The Company sold $1.9 million of ARS at par value during the first nine months of 2009. Changes in the fair value of the ARS are recognized in current period earnings in Interest and Other, net. Therefore, the Company recognized unrealized gains of $352,000 and $1.0 million on its ARS in the third quarter and first nine months of 2009, respectively, to record the change in fair value.
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
     The ARS Rights represent a firm agreement in accordance with the accounting guidance for derivatives and hedging, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in a put option that is recognized as a separate freestanding instrument that is accounted for separately from the ARS investments. As of September 30, 2009 and December 31, 2008, the Company recorded $2.4 million and $3.4 million, respectively, as the fair value of the investment put option related to the ARS Rights, classified as short-term and long-term assets, respectively, on the balance sheet. The Company recorded a corresponding credit of $3.4 million to Interest and Other, net in the statement of operations for the year ended December 31, 2008 and a charge of $1.0 million for the nine months ended September 30, 2009. The investment put option related to the ARS Rights does not meet the definition of a derivative instrument. Therefore, the Company elected to measure the investment put option at fair value to mitigate volatility in reported earnings due to their linkage to the ARS. The Company valued the investment put option using a Black-Scholes option pricing model that included estimates of interest rates, based on data available, and was adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of the investment put option related to the ARS Rights.
     The Company records the investment put option related to the ARS Rights in accordance with the fair value option permitted under fair value accounting guidance for financial instruments. Changes in the fair value of the investment put option are recognized in current period earnings in Interest and Other, net. Accordingly, the Company recognized unrealized losses of $352,000 and $1.0 million on the investment put option in the third quarter and first nine months of 2009, respectively. The Company anticipates that any future changes in the fair value of the investment put option related to the ARS Rights will be offset by the changes in the fair value of the related ARS with no material net impact to the statements of operations, subject to adjustment for changes in UBS’s credit profile. The investment put option related to the ARS Rights will continue to be measured at fair value until the earlier of the Company’s exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights, or the maturity of the ARS underlying the ARS Rights.
     The Company continues to monitor the market for ARS and consider its impact (if any) on the fair market value of its investments. If the market conditions deteriorate further, the Company may be required to record additional unrealized losses in earnings, offset by corresponding increases in the investment put option related to the ARS Rights, assuming no deterioration of UBS’s credit rating.
Fair Value Measurements
     The Company adopted the fair value accounting guidance to value its financial assets and liabilities. Fair value is defined as the price that would be received for assets when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.
     The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best information reasonably available. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers the security issuers’ and the third-party insurers’

11 of 53

credit risk in its assessment of fair value.
     The Company classifies the determined fair value based on the observability of those inputs. Fair value accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three defined levels of the fair value hierarchy are as follows:
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
     Financial assets measured at fair value on a recurring basis as of September 30, 2009 are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Money market funds	$21,699	$—	$—	$21,699
U.S. Treasury securities	79,723	—	—	79,723
Investments in ARS	—	—	15,782	15,782
Investment put option related to ARS Rights	—	—	2,368	2,368

Total	$101,422	$—	$18,150	$119,572

Amounts included in:
Cash and cash equivalents	$21,699	$—	$—	$21,699
Short-term investments	79,723	—	—	79,723
Investments in ARS	—	—	15,782	15,782
Investment put option related to ARS Rights	—	—	2,368	2,368

Total	$101,422	$—	$18,150	$119,572

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

     The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. The valuation technique used to measure fair value for Level 3 assets is an income approach, where, in most cases, the expected future cash flows are discounted back to present value for each asset, except for the investment put option related to the ARS Rights, which is based on Black-Scholes option pricing model and approximates the difference in value between the par value and the fair value of the associated ARS.
     At September 30, 2009, the Company held approximately $15.8 million in fair value of ARS classified as short-term investments. The assets underlying the ARS are student loans which are substantially backed by the federal government. The fair values of these securities as of September 30, 2009 were estimated utilizing a discounted cash flow (“DCF”) analysis. In the first quarter of fiscal year 2008, the Company reclassified its ARS to the Level 3 category, as some of the inputs used in the DCF model are unobservable. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. The assumptions used in preparing the DCF model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available as of September 30, 2009. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the

12 of 53

fair value of the ARS. The significant assumptions of the DCF model are discount margins that are based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items that this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing of expected future cash flows. The Company’s ARS were also compared, when possible, to other observable market data for securities with similar characteristics as the ARS.
     Due to the change of the fair value of the Company’s ARS and the investment put option related to the ARS Rights, unrealized gains of $352,000 on the ARS and unrealized losses of $352,000 on the investment put option related to the ARS Rights were included in Interest and Other, net in the accompanying statements of operations for three months ended September 30, 2009. For the nine months ended September 30, 2009, unrecognized gains of $1.0 million on the ARS and unrealized losses of $1.0 million on the investment put option related to the ARS Rights were included in Interest and Other, net. The ARS investments continue to pay interest according to their stated terms.
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
     As of September 30, 2009, the Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs consisted solely of the ARS and the investment put option related to the ARS Rights. The following table provides a reconciliation for all assets measured at fair value using significant Level 3 inputs for the nine months ended September 30, 2009 (in thousands):

		Investment Put Option
	ARS	Related to ARS Rights
Balance as of December 31, 2008	$16,636	$3,389
Unrealized gain on ARS, included in Interest and Other, net	1,021	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and Other, net	—	(1,021)
Sale of ARS	(1,875)	—

Balance as of September 30, 2009	$15,782	$2,368
     The total amount of assets measured using valuation methodologies based on Level 3 inputs represented approximately 15% of the Company’s total assets that were measured at fair value as of September 30, 2009.
Note 6. Loan with UBS
     In connection with the settlement with UBS AG relating to the Company’s ARS, the Company entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, the Company borrowed approximately $12.4 million under the loan agreement, with its ARS held in accounts with UBS and its affiliates as collateral. The loan amount was based on 75% of the fair value of the ARS as assessed by UBS at the time of the loan. The Company has drawn down the full amount available under the loan agreement. In general, the amount of interest payable under the loan agreement is intended to equal the amount of interest the Company would otherwise receive with respect to its ARS. During the three months ended September 30, 2009, the interest rate due on the UBS loan was higher than the interest rate earned from the ARS. During the nine months ended September 30, 2009, the interest rate due on the UBS loan was approximately the same as the interest rate earned from the ARS. The principal balance of the loan was lower than the par value of the ARS during the nine months ended September 30, 2009. During the three months ended September 30, 2009, the Company paid $41,000 of interest expense associated with the loan and received $33,000 in interest income from the ARS. During the nine months ended September 30, 2009, the Company paid $122,000 of interest expense associated with the loan and received $218,000 in interest income from the ARS. In accordance with the loan agreement, the Company applied the net interest received and the proceeds of $1.9 million from sales of ARS to the principal of the loan.
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
Note 7. Restructuring
     In September 2008, the Company announced a restructuring plan to realign its workforce and operations in line with a strategic

13 of 53

reassessment of its research and development activities and corporate objectives. As a result, at the time, the Company focused its research activities to its muscle contractility programs while continuing to advance its then-ongoing clinical trials in heart failure and cancer, and discontinued early research activities directed to oncology. The Company communicated to affected employees a plan of organizational restructuring through involuntary terminations. Pursuant to the accounting guidance for exit or disposal cost obligations, the Company recorded a charge of approximately $2.5 million in 2008. To implement this plan, the Company reduced its workforce at the time by approximately 29%, or 45 employees. The affected employees were provided with severance and related benefits payments and outplacement assistance.
     The Company has completed substantially all restructuring activities and recognized all anticipated restructuring charges. All severance payments were made as of December 31, 2008.
     As a result of the restructuring plan, in the year ended December 31, 2008, the Company recorded restructuring charges of $2.2 million for employee severance and benefit related costs and $0.3 million related to the impairment of lab equipment that is held-for-sale. In the three months ended September 30, 2009, the Company recorded restructuring expenses of ($21,000), consisting of reversals of accrued employee benefit related restructuring costs and gains on disposals of held-for-sale equipment. In the nine months ended September 30, 2009, the Company recorded restructuring expenses of ($23,000), primarily consisting of reversals of accrued employee benefit related restructuring costs, partially offset by impairment charges for held-for-sale equipment. The Company is seeking to dispose of the remaining held-for-sale equipment.
     The following table summarizes the accrual balances and utilization by cost type for the restructuring plan (in thousands):

	Employee Severance	Impairment of Fixed
	and Related Benefit	Assets	Total
Restructuring liability at December 31, 2008	$193	$—	$193
Charges (reversals of charges) — quarter ended March 31, 2009	(33)	(25)	(58)
Charges (reversals of charges) — quarter ended June 30, 2009	(14)	70	56
Charges (reversals of charges) — quarter ended September 30, 2009	(11)	(10)	(21)
Cash payments	(135)	45	(90)
Non-cash settlement	—	(80)	(80)
Restructuring liability at September 30, 2009	$—	$—	$—

Note 8. Stockholders’ Equity
Common Stock
     In October 2007, the Company entered into a committed equity financing facility (the “2007 CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, including a minimum volume-weighted average price of $2.00 for the Company’s common stock, from time to time under this facility, at the Company’s election, Kingsbridge is committed to purchase newly-issued shares of the Company’s common stock at a price between 90% and 94% of the volume-weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of its market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of the 2007 CEFF arrangement, the Company issued a warrant to Kingsbridge to purchase 230,000 shares of the Company’s common stock at a price of $7.99 per share, which represents a premium over the closing price of the common stock on the date the Company entered into this facility. This warrant is exercisable beginning six months after the date of grant and for a period of three years thereafter. The Company may sell a maximum of 9,779,411 shares (exclusive of the shares underlying the warrant) under the 2007 CEFF. Under the rules of the NASDAQ Stock Market LLC, this is approximately the maximum number of shares the Company may sell to Kingsbridge without its stockholders’ approval. This restriction may further limit the amount of proceeds the Company is able to obtain from the 2007 CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the 2007 CEFF and there are no minimum commitments or minimum use penalties. The 2007 CEFF does not contain any restrictions on the Company’s operating activities, any automatic pricing resets or any minimum market volume restrictions. For the three and nine months ended September 30, 2009, under the 2007 CEFF, the Company sold 3,596,728 shares of its common stock to Kingsbridge and received gross proceeds of $6.9 million, before issuance costs of $98,000. 6,182,683 shares remain available to the Company for sale under the 2007 CEFF as of September 30, 2009.
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

14 of 53

$9.7 million between the total offering proceeds of $12.9 million and the valuation of the warrants of $3.2 million was allocated to the common stock issued and was recorded as such in stockholders’ equity.
Warrants
     The Company issued warrants to purchase 3,553,300 shares of common stock to selected institutional investors in connection with the May 2009 registered direct equity offering. The initial exercise price of the warrants was $2.75 per share. If Amgen did not elect to exercise its option to obtain an exclusive, worldwide (excluding Japan) license to omecamtiv mecarbil for the potential treatment for heart failure by June 30, 2009, then the exercise price of the warrants would be changed to equal the volume-weighted average price of the Company’s common stock for the five days prior to June 30, 2009. In such case, the exercise price of the warrants could not exceed $2.75 or be less than $1.50 per share. If Amgen did exercise its option to obtain the exclusive license, then the warrant exercise price would remain at $2.75 per share. Because Amgen exercised its option to obtain the exclusive license prior to June 30, 2009, the exercise price of the warrants remained at $2.75 per share. The warrants are exercisable from the date of issuance and for 30 months thereafter. The warrants may not be exercised by a net cash exercise without the Company’s consent. Failure to maintain an effective registration statement is not considered within the Company’s control, and there is no circumstance that would require the Company to net cash settle the warrant in the event the Company does not have an effective registration statement.
     On the date of issuance, the warrants were valued at $3.2 million using the Black-Scholes pricing model, assigning probabilities to different assumed outcomes regarding whether Amgen would or would not exercise its option and obtain the exclusive license and to the resulting impact on the Company’s stock price. The assumptions were as follows: a contractual term of 30 months; a risk-free interest rate of 1.16%; volatility of 89%; the fair value of the Company’s common stock price on the issuance date, May 18, 2009, of $1.97 per share; a 90% probability that Amgen would obtain the exclusive license and a resulting stock price of $2.75 per share; and a 10% probability that Amgen would not obtain the exclusive license, with a resulting stock price of $1.97 per share. The assumed stock price of $2.75 upon Amgen obtaining the exclusive license approximated the per-share impact of an increase in the Company’s market capitalization of $50.0 million, the amount the Company would receive from Amgen for the exclusive license. The assumed stock price of $1.97 if Amgen did not obtain the license assumed no change to the Company’s market capitalization or stock price if Amgen did not obtain the exclusive license. The resulting valuation of $3.2 million for the warrants was recorded as a liability in the balance sheet on the date of issuance.
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
Stock Option Plans
     Stock option activity for the nine months ended September 30, 2009 under the 2004 Equity Incentive Plan, as amended, and the 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares
	Available for		Weighted
	Grant of		Average Exercise
	Options	Stock Options	Price per Share
	or Awards	Outstanding	Stock Options
Balance at December 31, 2008	3,590,118	5,975,216	$5.18
Increase in authorized shares	2,000,000	—	—
Options granted	(1,762,750)	1,762,750	$1.89
Options exercised	—	(196,183)	$1.43
Options forfeited/expired	96,934	(96,934)	$5.23
Restricted stock awards forfeited	5,520	—	—

Balance at September 30, 2009	3,929,822	7,444,849	$4.50

     The weighted average fair value of options granted in the nine months ended September 30, 2009 was $1.28 per share.
     Restricted stock award activity for the nine months ended September 30, 2009 was as follows:

15 of 53

	Shares
	Available
	for Grant of	Weighted
	Options	Average Award Date
	or Awards	Fair Value per Share
Restricted stock awards outstanding at December 31, 2008	396,460	$2.37
Awards granted	—	—
Award released	(195,470)	$2.37
Awards forfeited	(5,520)	$2.37

Restricted stock awards outstanding at September 30, 2009	195,470	$2.37

Note 9. Interest and Other, net
     Components of Interest and Other, net were as follows (in thousands):

					Period from
					August 5, 1997
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2009	2008	2009	2008	2009
Unrealized gain (loss) on ARS (Note 5)	$352	$—	$1,020	$—	$(2,368)
Unrealized gain (loss) on investment put option related to ARS Rights (Note 5)	(352)	—	(1,020)	—	2,368
Warrant expense (Note 8)	—	—	(1,585)	—	(1,585)
Interest income and other income	112	571	480	2,819	28,420
Interest expense and other expense	(106)	(118)	(317)	(398)	(5,678)

Interest and Other, net	$6	$453	$(1,422)	$2,421	$21,157

     Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and included in Interest and Other, net. The Company classified its investments in ARS as trading securities in short-term assets on the balance sheet as of September 30, 2009.
     The Company elected to measure the investment put option related to the ARS Rights at fair value to mitigate volatility in reported earnings due to their linkage to the ARS. The Company recorded $2.4 million as the fair value of the investment put option related to the ARS Rights as of September 30, 2009, classified as a short-term asset on the balance sheet with a corresponding credit to Interest and Other, net. Changes in the fair value of the ARS are recognized in current period earnings in Interest and Other, net.
     Warrant expense of zero and $1.6 million for the three and nine months ended September 30, 2009, respectively, related to the change in the fair value of the warrant liability was recorded in connection with the Company’s registered direct equity offering in May 2009. See Note 8, “Stockholders’ Equity — Warrants ” for further discussion.
     Interest income and other income consists primarily of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consists of interest expense on borrowings under the Company’s equipment financing lines, and, for the three and nine months ended September 30, 2009, interest expense on its loan agreement with UBS Bank USA and UBS Financial Services Inc.
Note 10. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     The Company adopted the new accounting guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and for identifying transactions that are not orderly. The new guidance provides additional direction for determining fair values when there is no active market or where the price inputs represent distressed sales. The new guidance reaffirms existing guidance that fair value is the amount for which an asset would be sold in an orderly transaction (as opposed to a forced liquidation or distressed sale) under current market conditions at the date of the financial statements. The new guidance amends the disclosure provisions of existing guidance to require entities to disclose the valuation inputs and techniques in interim and annual financial statements, and to disclose fair value hierarchies and the Level 3 reconciliation by major security types. The Company’s adoption of the new guidance in the quarter ended June 30, 2009 did not have a material impact on its financial position or results of operations.
     The Company adopted the new accounting guidance on interim disclosures about the fair value of financial instruments. The new guidance amends the existing guidance to require public companies to provide disclosures about the fair value of financial instruments in interim and annual financial statements. The Company’s adoption of the new guidance in the quarter ended June 30, 2009 did not have a material impact on its financial position or results of operations.
     The Company adopted the new accounting guidance for recognition and presentation of other-than-temporary impairments. The new guidance provides additional direction for determining the credit and non-credit components of other-than-temporary

16 of 53

impairments of debt securities classified as available-for-sale or held-to-maturity. The guidance also increases and clarifies existing disclosure requirements and extends the disclosure frequency to interim and annual periods. The Company’s adoption of the new guidance in the quarter ended June 30, 2009 did not have a material impact on its financial position or results of operations.
     The Company adopted the new accounting guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It provides guidance regarding the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company’s adoption of the new guidance in the quarter ended June 30, 2009 did not have a material impact on its financial position or results of operations.
     The Company adopted the Financial Accounting Standard Board’s (“FASB”) new guidance on the hierarchy and sources of GAAP. The new guidance identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The guidance establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The issuance of the Codification did not change GAAP. The Company’s adoption of the new guidance in the quarter ended September 30, 2009 did not have a material impact on its financial position or results of operations. However, all references to GAAP literature in the Company’s current and historical filings are superseded by references to the Codification.
Accounting Pronouncements Not Yet Adopted
     In August 2009, the FASB issued new accounting guidance for measuring liabilities at fair value. The new guidance amends existing guidance to provide clarification on how to measure the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, an entity is not required to include or adjust an input relating to a restriction that prevents the transfer of the liability. The new guidance also clarifies that the quoted price for an identical liability when traded as an asset in an active market may be used as a Level 1 fair value measurement for a liability. The Company will adopt the new guidance in the quarter ending December 31, 2009, and does not expect that the adoption will have a material impact on its financial position or results of operation.
     In October 2009, the FASB issued new accounting guidance for recognizing revenue for a multiple-deliverable revenue arrangement. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor specific objective evidence or third party evidence of value does not exist. The Company must adopt the new guidance prospectively for new revenue arrangements entered into or materially modified beginning in the first quarter of 2011. Earlier adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its financial statements and the timing of its adoption.

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
     This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2009;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the initiation, design, progress, timing and scope of clinical trials and development activities for our drug candidates and potential drug candidates conducted by ourselves or our partners, including the anticipated timing for initiation of clinical trials and anticipated dates of data becoming available or being announced from clinical trials;

•	the results from the clinical trials of our drug candidates omecamtiv mecarbil (formerly known as CK-1827452), CK-2017357, ispinesib, SB-743921 and GSK-923295, and the significance of such results;

17 of 53

•	the advancement of potential drug candidates into and through preclinical studies and clinical trials;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and potential drug candidates;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen Inc. (“Amgen”) and GlaxoSmithKline (“GSK”);

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and potential drug candidates;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	our receipt of milestone payments, royalties, reimbursements and other funds from our partners under strategic alliances, such as with Amgen and GSK;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	the focus, scope and size of our research and development activities and programs;

•	the issuance of shares of our common stock under our committed equity financing facility entered into with Kingsbridge Capital Limited (“Kingsbridge”) in 2007;

•	our plans and ability to liquidate our auction rate securities (“ARS”) investments;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under lease obligations and equipment financing lines;

•	potential competitors and competitive products;

•	increasing the number of our employees, retaining key personnel and recruiting additional key personnel;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.
     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:
•	Amgen’s and GSK’s decisions with respect to the timing, design and conduct of development activities for omecamtiv mecarbil and GSK-923295, respectively;

•	our ability to obtain additional financing;

•	our receipt of funds under our strategic alliances;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates, including decisions by Amgen or GSK to postpone or discontinue research or development activities relating to omecamtiv mecarbil or GSK-923295, respectively;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of preclinical studies or clinical trials may not be indicative of future clinical trials results);

•	results from non-clinical studies that may adversely impact the further development of our drug candidates and potential drug candidates;

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

18 of 53

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	the conditions in our 2007 committed equity financing facility with Kingsbridge that must be fulfilled before we can require Kingsbridge to purchase our common stock, including the minimum volume-weighted average share price;

•	our ability to maintain the effectiveness of our registration statement permitting resale of securities to be issued to Kingsbridge by us in connection with our 2007 committed equity financing facility;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise; and

•	potential infringement or misuse by us of the intellectual property rights of third parties.
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
     We have five drug candidates currently in human clinical trials: omecamtiv mecarbil (formerly known as CK-1827452) is in Phase IIa clinical development for the potential treatment of heart failure; CK-2071357 is in Phase I clinical development and may be developed for diseases or medical conditions associated with muscle weakness or wasting; ispinesib is the subject of a Phase I/II clinical trial in breast cancer patients; SB-743921 is the subject of a Phase I/II clinical trial in patients with Hodgkin or non-Hodgkin lymphoma; and GSK-923295 is the subject of Phase I clinical trial in patients with advanced, refractory solid tumors. We also have two potential drug candidates currently in preclinical development: a back-up development compound for CK-2017357 and an inhibitor of smooth muscle myosin intended for inhaled delivery that may be useful as a potential treatment of diseases such as pulmonary arterial hypertension, asthma or chronic obstructive pulmonary disease.
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

19 of 53

     In August 2009, at the Annual Meeting of the European Society of Cardiology (ESC), and in September at the 2009 Heart Failure Society of America (HFSA) Annual Meeting, final data from the Phase IIa clinical trial of omecamtiv mecarbil in stable heart failure patients was presented. The authors concluded that patients with reduced stroke volumes (< 50 mL) at baseline had generally greater pharmacodynamic responses to omecamtiv mecarbil than those in patients with greater stroke volumes at baseline, demonstrating robust pharmacodynamic activity in this more severely affected sub-population of patients from the study. Statistically significant increases in systolic ejection time, and in stroke volume, cardiac output, fractional shortening, and ejection fraction (all measures of cardiac function), occurred across the patient population in a concentration-dependent manner. In addition, the data demonstrated statistically significant correlations between increasing omecamtiv mecarbil plasma concentration and decreases in left ventricular end-systolic volume, left ventricular end-diastolic volume and heart rate.
     In August 2009, at the Annual Meeting of the ESC, and in September at the 2009 HFSA Annual Meeting, final data from the Phase IIa clinical trial of omecamtiv mecarbil in patients with ischemic cardiomyopathy and angina was presented. The authors concluded that in these patients, who theoretically could be most vulnerable to the possible deleterious consequences of systolic ejection time prolongation, treatment with omecamtiv mecarbil, at plasma concentrations previously demonstrated in other Phase IIa trials to increase cardiac function, did not adversely affect a broad range of safety assessments in the setting of exercise.
     During the third quarter of 2009, the Phase IIa clinical trial designed to evaluate the pharmacokinetics of both modified and immediate release oral formulations of omecamtiv mecarbil in patients with stable heart failure continued to enroll patients.
     In July 2009, Cytokinetics and Amgen announced the discontinuation of the Phase IIa clinical trial evaluating an intravenous formulation of omecamtiv mecarbil in patients with stable heart failure undergoing clinically indicated coronary angiography in the cardiac catheterization laboratory. This decision, made jointly by the companies, was due to the challenges of the current trial design and the constraints on enrolling eligible and consenting patients. The companies may revisit the objectives of this trial in the context of the overall clinical development program for omecamtiv mecarbil.
     Cytokinetics and Amgen have agreed on next steps relating to the further development of omecamtiv mecarbil. The companies are planning a clinical trial designed to further assess the pharmacokinetics of both modified and immediate release oral formulations of omecamtiv mecarbil in patients with stable heart failure, using active pharmaceutical ingredient and drug product manufactured by Amgen. In addition, the companies are planning to conduct another pharmacokinetic trial to evaluate omecamtiv mecarbil in patients with renal dysfunction, along with additional pre-clinical activities. Cytokinetics and Amgen anticipate the initiation of the Phase IIb clinical trials program to occur in 2011, but the companies are discussing if and how the timeline potentially could be accelerated into 2010.
     The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict when or if this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $9.1 million and $15.7 million in the nine months ended September 30, 2009 and 2008, respectively. We anticipate that our expenditures relating to the research and development of compounds in our cardiac muscle contractility program will increase if we participate in the future advancement of omecamtiv mecarbil through clinical development. Our expenditures will also increase if Amgen terminates development of omecamtiv mecarbil or related compounds and we elect to develop them independently or if we elect to co-fund later-stage development of omecamtiv mecarbil or other compounds in our cardiac muscle contractility program under our collaboration and option agreement with Amgen.
Skeletal Muscle Contractility
     In April 2008, we announced that we had selected CK-2017357 as the lead potential drug candidate from our skeletal sarcomere activator program. In January 2009, we announced that we had selected another compound from this program as a backup development compound to CK-2017357. CK-2017357 and its backup development compound are structurally distinct small molecule activators of the skeletal sarcomere. These compounds act on fast skeletal muscle troponin. Activation of troponin increases its sensitivity to calcium, leading to an increase in skeletal muscle contractility. This mechanism of action has demonstrated encouraging pharmacological activity in preclinical models. We are evaluating the potential indications for which CK-2017357 may be useful. These may include diseases and medical conditions associated with skeletal muscle weakness or wasting, such as amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s disease, claudication, cachexia in connection with heart failure or cancer, sarcopenia, post-surgical rehabilitation and general frailty associated with aging.
     We continue to dose healthy volunteers in a Phase I, first-time-in-humans, ascending, single-dose, double-blind, placebo-controlled clinical trial of CK-2017357 designed to assess the safety, tolerability and pharmacokinetic profile of this drug candidate and to determine its maximum tolerated dose and plasma concentration. Although the trial is still ongoing and thus remains blinded, to date, no adverse events have been observed in trial participants to indicate that an intolerable dose has been administered. Consequently,

20 of 53

the maximum tolerated dose has not yet been determined. However, doses that produced CK-2017357 blood levels associated with increased skeletal muscle function in preclinical models have been tolerated by the healthy volunteers in this study.
     We anticipate initiating a Phase I multi-dose study of CK-2017357 in healthy volunteers in 2009. We are scheduled to present non-clinical data from CK-2017357 at the Society on Cachexia and Wasting Disorders’ 5th Annual Cachexia Conference in Barcelona, Spain in December 2009.
     CK-2017357 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $10.6 million and $7.5 million in the nine months ended September 30, 2009 and 2008, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357, its back-up compound or other compounds from this program into and through development.
Smooth Muscle Contractility
     In January 2009, we announced that we had selected a lead potential drug candidate from this program for advancement. This compound is a small molecule direct inhibitor of smooth muscle myosin. By inhibiting the function of the myosin motor central to the contraction of smooth muscle, this small molecule directly leads to the relaxation of contracted smooth muscle. Specifically intended for inhaled delivery applications, this potential drug candidate has demonstrated encouraging pharmacological activity in preclinical models as a novel mechanism vasodilator and bronchodilator. This data suggests that it may be useful as a potential treatment of diseases such as pulmonary arterial hypertension, asthma or chronic obstructive pulmonary disease. This potential drug candidate is currently in investigational new drug application (“IND”)-enabling studies, and we are continuing to conduct non-clinical development of other smooth muscle myosin inhibitors.
     We are scheduled to present non-clinical data from our smooth muscle myosin inhibitor program at the 2009 Scientific Sessions of the American Heart Association in Orlando, Florida in November 2009.
     This potential drug candidate is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $4.3 million and $5.8 million in the nine months ended September 30, 2009 and 2008, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance this smooth muscle myosin inhibitor or other compounds from this program into and through development.
Oncology Program: Mitotic Kinesin Inhibitors
     We currently have three drug candidates in clinical trials for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. All of these arose from our earlier research activities directed to the role of the cytoskeleton in cell division and progressed under our strategic alliance with GSK. This strategic alliance was established in 2001 to discover, develop and commercialize novel small molecule therapeutics targeting mitotic kinesins for applications in the treatment of cancer and other diseases. Mitotic kinesins are a family of cytoskeletal motor proteins involved in the process of cell division, or mitosis. Under that strategic alliance, we focused primarily on two mitotic kinesins: kinesin spindle protein (“KSP”) and centromere-associated protein E (“CENP-E”). In November 2006, we amended the agreement and assumed responsibility, at our expense, for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E. GSK retained an option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921. This option expired at the end of 2008. Accordingly, we retain all rights to both ispinesib and SB-743921, subject to certain royalty obligations to GSK. In each of June 2006, 2007 and 2008, we amended the agreement to extend the research term of the GSK strategic alliance for an additional year to continue joint research directed to CENP-E. This research term expired in June 2009. However, collaborative translational research continues as part of the development program for GSK-923295.
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
     We continue to treat a patient in the Phase I portion of a Phase I/II clinical trial for ispinesib in chemotherapy-naïve locally advanced or metastatic breast cancer patients using a more dose-dense schedule than was previously evaluated. This clinical trial is intended to determine if the overall response to ispinesib can be increased while maintaining its existing safety profile and to further define its clinical activity profile. In June 2009, at the Annual Meeting of the American Society of Clinical Oncology (“ASCO”), a poster

21 of 53

containing interim data from the Phase I portion of this trial was presented. This poster highlighted the safety and tolerability of ispinesib and tumor reductions of at least 30 percent in 3 patients in this trial. Ispinesib appeared to demonstrate anti-cancer activity with a similar toxicity profile when compared with prior clinical trials conducted with a once every 21 days dosing schedule. We are seeking a strategic partner for the future development and commercialization of ispinesib.
SB-743921
     We continue to conduct the Phase I portion of a Phase I/II clinical trial evaluating SB-743921’s safety, tolerability and pharmacokinetics in patients with Hodgkin or non-Hodgkin lymphoma using a more dose-dense schedule than was previously evaluated. This clinical trial is intended to determine if the overall response to SB-743921 can be increased while maintaining its existing safety profile. At the ASCO Annual Meeting in May 2009, a poster containing interim data from the Phase I portion of this trial was presented. A preliminary potential efficacy signal in the form of partial responses has been observed at doses at or above 6 mg/m2 in four patients with Hodgkin lymphoma and indolent non-Hodgkin lymphoma. The poster highlighted data indicating an objective partial response rate of 30 percent (3 of 10 patients) in the last two dosing levels of 8 mg/m2 and 9 mg/ m2. The main toxicity of SB-743921 observed has been myelosuppression, predominantly neutropenia. Grade 3 or 4 toxicities other than myelosuppression are infrequent; in particular, there has been no evidence of neuropathy or alopecia greater than Grade 1. We are scheduled to present data from the Phase I portion of this trial at the Annual Meeting of the American Society of Hematology in New Orleans, Louisiana in December 2009.
     We intend to complete the Phase I portion of this trial and are seeking a strategic partner for the future development and commercialization of SB-743921.
GSK-923295
     Under our strategic alliance, GSK is responsible, at its expense, for the development of and commercialization of GSK-923295. GSK continues to enroll and dose-escalate patients in a Phase I first-in-humans clinical trial evaluating GSK-923295 in patients with advanced, refractory solid tumors.
     GSK is scheduled to present pharmacogenomic and drug combination data evaluating GSK-923295 with a MEK inhibitor in preclinical models at the AACR-NCI-EORTC International Conference: Molecular Targets and Cancer Therapeutics in Boston, Massachusetts in November 2009.
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
     The clinical trials program for each of ispinesib, SB-743921 and GSK-923295 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of any of these drug candidates until its clinical trials program is successfully completed, regulatory approval is achieved and the drug is commercialized. Each of these drug candidates is at too early a stage of development for us to predict when or if this may occur. We currently fund all research and development costs associated with ispinesib and SB-743921. If we continue to conduct our Phase I/II clinical trials for either or both of ispinesib and SB-743921, our expenditures relating to research and development of these drug candidate will increase significantly. We recorded research and development expenses for activities relating to our mitotic kinesin inhibitors program of approximately $3.2 million and $5.9 million for the nine months ended September 30, 2009 and 2008, respectively. We received and recognized as revenue reimbursements from GSK of full-time employee equivalent (“FTE”) and other expenses related to our mitotic kinesin inhibitors program of $45,000 and $93,000 for the nine months ended September 30, 2009 and 2008, respectively.
Development Risks
     Whether any of our drug candidates will successfully complete development and be approved for commercial sale is highly uncertain. Moreover, we cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:
•	decisions made by Amgen with respect to the development of omecamtiv mecarbil or by GSK with respect to the development of GSK-923295;

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

22 of 53

•	our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management, conduct and funding of clinical trials;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of manufacturing processes and qualification of appropriate manufacturing facilities and controls; and

•	possible delays in the characterization, synthesis or optimization of potential drug candidates.
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
Revenues
     Our current revenue sources are limited, and we do not expect to generate any revenue from product sales for several years, if at all. We have recognized revenues from our strategic alliances with Amgen and GSK for license fees and agreed research and development activities.
     Under our collaboration and option agreement with Amgen, we received an upfront, non-refundable non-exclusive license and technology access fee of $42.0 million in 2006. In connection with entering into the agreement, we also entered into a common stock purchase agreement with Amgen. In January 2007, we issued 3,484,806 shares of our common stock to Amgen for net proceeds of $32.9 million, of which the $6.9 million purchase premium was recorded as deferred revenue. Through the first quarter of 2009, we were amortizing the upfront non-exclusive license and technology access fee and stock purchase premium to license revenue ratably over the maximum term of the non-exclusive license, which was four years. In the second quarter of 2009, we recognized as revenue the remaining balance of $21.4 million of the related deferred revenue when Amgen exercised its option, triggering the end of the non-exclusive license period. In the second quarter of 2009, we received a non-refundable option exercise fee from Amgen of $50.0 million, which we recognized in revenue as license fees from related party. We may receive additional payments from Amgen upon achieving certain precommercialization and commercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by the achievement of the specified milestones and the absence of ongoing performance obligations.
     We have received reimbursements, and may be eligible to receive further reimbursements, from Amgen for agreed research and development activities, which we will record as revenue if and when the related expenses are incurred. We record amounts received in advance of performance as deferred revenue.
     Revenues from GSK in 2006 were based on negotiated rates intended to approximate the costs for our FTEs performing research under the strategic alliance and our out-of-pocket expenses, which we recorded as the related expenses were incurred. GSK paid us an upfront licensing fee, which we recognized ratably over the strategic alliance’s initial five-year research term, which ended in June 2006. In 2007, we received a $1.0 million milestone payment from GSK relating to its initiation of a Phase I clinical trial of GSK-923295. We may receive additional payments from GSK upon the achievement of certain precommercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. The revenues recognized to date are non-refundable, even if the relevant research effort is not successful. In December 2008, GSK’s option to license ispinesib and SB-743291 expired and all rights to these drug candidates remain with us under the collaboration and license agreement, subject to our royalty obligations to GSK. GSK continues to conduct the development of GSK-923295 under the agreement.
     Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and other precommercialization milestones under our strategic alliances with Amgen and GSK, our results of operations may vary substantially from year to year.

23 of 53

     If one or more of our drug candidate is approved for sale as a drug, we expect that our future revenues will most likely be derived from royalties on sales from drugs licensed to Amgen or GSK under our strategic alliances and from those licensed to future partners, and from direct sales of our drugs. We retain a product-by-product option to co-fund certain later-stage development activities under our strategic alliance with Amgen, thereby potentially increasing our royalties and affording us co-promotion rights in North America. For products developed by GSK under our strategic alliance, we also retain a product-by-product option to co-fund certain later-stage development activities, thereby potentially increasing our royalties and affording us co-promotion rights in North America. If we exercise our co-promotion rights under either strategic alliance, we are entitled to receive reimbursement for certain sales force costs we incur in support of our commercial activities.
Research and Development
     We incur research and development expenses associated with both partnered and unpartnered research activities. We expect to incur research and development expenses for omecamtiv mecarbil for the treatment of heart failure in accordance with the agreed upon research and development plans with Amgen. We expect to incur research and development expenses for the continued conduct of preclinical studies and clinical trials for CK-2017357 and other skeletal sarcomere activators for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting; our smooth muscle myosin inhibitor potential drug candidate and other smooth muscle myosin inhibitor compounds for the potential treatment of pulmonary arterial hypertension, systemic hypertension and diseases and medical conditions associated with bronchoconstriction and in connection with our research programs in other disease areas.
     Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. Under our amended collaboration and license agreement with GSK, we assumed responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins other than CENP-E, at our sole expense. We also have the option to co-fund certain later-stage development activities for GSK-923295. Our potential exercise of our co-funding option for GSK-923295 would result in a significant increase in research and development expenses. In addition, we expect to incur development expenses for the close-out of the clinical trials for ispinesib for the potential treatment of breast cancer and SB-743921 for the potential treatment of Hodgkin and non-Hodgkin lymphoma.
     Research and development expenses related to any development and commercialization activities we elect to fund would consist primarily of employee compensation, supplies and materials, costs for consultants and contract research, facilities costs and depreciation of equipment. From our inception through September 30, 2009, we incurred costs of approximately $129.0 million for research and development activities relating to our cardiac muscle contractility program, $29.0 million for our skeletal muscle contractility program, $30.8 million for our smooth muscle contractility program, $70.5 million for our mitotic kinesin inhibitors, $53.5 million for our proprietary technologies and $54.7 million for other research programs.
General and Administrative Expenses
     General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including, but not limited to, finance, human resources, legal, business and commercial development and strategic planning. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and regulatory compliance. We expect that general and administrative expenses will continue to increase in the last quarter of 2009.
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
     As a result of the restructuring plan, in 2008 we recorded total restructuring charges of $2.2 million for employee severance and benefit related costs and a $0.3 million charge related to the impairment of lab equipment that is held for sale. In the first nine months of 2009, we recorded a net reduction in restructuring charges of $23,000, representing primarily the reversal of employee benefit related accruals partially offset by impairment losses on held-for-sale equipment. We are seeking to dispose of the remaining held-for-sale equipment.

24 of 53

Stock Compensation
     The following table summarizes stock-based compensation related to employee stock options, restricted stock awards and employee stock purchases for the three and nine months ended September 30, 2009 and September 30, 2008, which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Research and development	$607	$702	$1,794	$2,220
General and administrative	654	733	1,940	2,089

Stock-based compensation included in operating expenses	$1,261	$1,435	$3,734	$4,309
     As of September 30, 2009, there was $6.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total unrecognized compensation expense related to restricted stock awards as of September 30, 2009 was $0.5 million and is expected to be recognized over a weighted-average period of 0.9 years. In addition, through 2008, we continued to amortize deferred stock-based compensation recorded for stock options granted prior to our initial public offering. The remaining balance became fully amortized in the fourth quarter of 2008.
Income Taxes
     We account for and report income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the three and nine month periods ended September 30, 2009 and September 30, 2008 because we expected a net taxable loss for the full year in each of those periods. Given that we have a history of recurring losses, we have recorded a full valuation allowance against our net deferred tax assets.
     We also follow the accounting guidance that defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. We are currently not undergoing any income tax examinations. In general, the statute of limitations for tax liabilities for these years remains open for the purpose of adjusting the amounts of the losses and credits carried forward from those years.
     Interest and penalties were zero for the three and nine month periods ended September 30, 2009 and September 30, 2008. We account for interest and penalties by classifying both as income tax expense in the financial statements. We do not expect our unrecognized tax benefits, net of valuation allowances necessary to reflect our expectations of realizability, to change materially over the next 12 months.
Results of Operations
Revenues
     We recorded total revenues of $5.5 million and $3.1 million for the third quarter of 2009 and 2008, respectively, and $80.5 million and $9.3 million for the first nine months of 2009 and 2008, respectively.
     Research and development revenues from related parties refers to research and development revenues from our strategic alliance with Amgen and GSK. Research and development revenues from Amgen were $5.5 million and zero in the third quarter of 2009 and 2008, respectively, and $6.1 and zero for the first nine months of 2009 and 2008, respectively. Research and development revenues of $5.5 million from Amgen for the third quarter of 2009 consisted of $4.0 million for the transfer of the majority of the Company’s existing inventories of omecamtiv mecarbil and related reference materials, and $1.5 million for FTE and out of pocket expense reimbursements. Research and development revenues of $6.1 million from Amgen for the first nine months of 2009 consisted of $4.0 million for the transfer of the majority of the Company’s existing inventories of omecamtiv mecarbil and related reference materials, and $2.1 million for FTE and out of pocket expense reimbursements. Research and development revenues from GSK were $19,000 and $67,000 in the third quarter 2009 and 2008, respectively, and $45,000 and $93,000 for the first nine months of 2009 and 2008, respectively. Research and development revenues from GSK represented patent expense reimbursements.
     License revenues from related parties refers to license revenues from our strategic alliance with Amgen. License revenues were zero and $3.1 million for the third quarter of 2009 and 2008, respectively, and $74.4 million and $9.2 million for the first nine months of 2009 and 2008, respectively. License revenues for first nine months of 2009 consisted of the June 2009 $50.0 million option exercise fee received from Amgen and the recognition of deferred revenue of $24.4 million related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen. License revenue for the third quarter and first nine months of 2008 of $3.1 million and $9.2 million, respectively, consisted of amortization of the 2006 upfront non-exclusive license and

25 of 53

technology access fee and stock purchase premium from Amgen.
     Deferred revenue related to the Amgen agreement and the related common stock purchase agreement between the Company and Amgen was $0.7 million at September 30, 2009 and $24.5 million at December 31, 2008. The deferred revenue balance at September 30, 2009 related to Amgen’s prepayment of FTE reimbursements. The deferred revenue balance at December 31, 2008 represented the unrecognized portion of the non-exclusive license and technology access fee and stock purchase premium from 2006.
Research and Development Expenses
     Research and development expenses were $9.9 million in the third quarter of 2009, down from $13.5 million in the third quarter of 2008, and $30.0 million for the first nine months of 2009, down from $42.5 million in the first nine months of 2008. The $3.6 million decrease in research and development expense in the third quarter of 2009, compared to the same period in 2008, was primarily due to lower clinical and preclinical outsourcing costs of $2.6 million related to our muscle contractility and mitotic kinesin inhibitors clinical trial programs and a decrease of $1.0 million for personnel related costs. The $12.5 million decrease in the first nine months of 2009, compared to the same period in 2008, was primarily due to decreases in clinical and preclinical outsourcing costs of $7.4 million related to our muscle contractility and mitotic kinesin inhibitors clinical trial programs and preclinical outsourcing costs, $2.9 million for personnel related costs and $1.8 million for laboratory and facility related costs.
     From a program perspective, the decline in spending in the third quarter of 2009, compared to the third quarter of 2008, was due to decreased spending of $3.4 million for our cardiac muscle contractility program, $0.2 million for our smooth muscle contractility program, $1.0 million for our mitotic kinesin inhibitors program, $0.4 million for our proprietary technologies and $1.0 million for our other research and preclinical programs, partially offset by an increase of $2.4 million for our skeletal muscle contractility program. For the first nine months of 2009, compared to the first nine months of 2008, the decline in spending was due to decreases of $6.6 million for our cardiac muscle contractility program, $1.5 million for our smooth muscle contractility program, $2.7 million for our mitotic kinesin inhibitors program, $1.5 million for our proprietary technologies and $3.3 million for our other research and preclinical programs, partially offset by an increase of $3.1 million for our skeletal muscle contractility program.
     Research and development expenses incurred related to the following programs (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Cardiac muscle contractility	$1.8	$5.2	$9.1	15.7
Skeletal muscle contractility	4.9	2.5	10.6	7.5
Smooth muscle contractility	1.2	1.4	4.3	5.8
Mitotic kinesin inhibitors	0.9	1.9	3.2	5.9
Proprietary technologies	0.4	0.8	0.9	2.4
All other research programs	0.7	1.7	1.9	5.2

Total research and development expenses	$9.9	$13.5	$30.0	$42.5

     We recognized revenue from Amgen for reimbursement of research and development costs of $5.5 million and zero for the third quarter of 2009 and 2008, respectively, and $6.1 million and zero for the first nine months of 2009 and 2008, respectively. The research and development revenue from Amgen in 2009 represents the recording of FTE and out of pocket expense reimbursements, and the sale of clinical trial and related materials from our cardiac muscle contractility development program. In the third quarter of 2009, pursuant to the Amgen agreement, we transferred to Amgen for $4.0 million the majority of our existing inventories of omecamtiv mecarbil and related reference materials Our out of pocket costs for the transferred materials were incurred and recorded as research and development expense in prior periods. We recorded total research and development revenues under the Amgen agreement of $5.5 million in the three months ended September 30, 2009, including $4.0 million for the material transferred and $1.5 million for FTE and out of pocket expense reimbursements. For the nine months ended September 30, 2009, we recorded total research and development revenues under the Amgen agreement of $6.1 million, including $4.0 million for the material transferred and $2.1 million for FTE and out of pocket expense reimbursements. The FTE reimbursements from Amgen are at negotiated rates that approximate our costs, which we believe approximate fair value.
     We recognized revenue from GSK for reimbursement of patent costs related to mitotic kinesin inhibitors of $19,000 and $67,000 for the third quarter of 2009 and 2008, respectively, and $45,000 and $93,000 for the first nine months of 2009 and 2008, respectively. We recorded these reimbursements as related party research and development revenue.
     Clinical development timelines, likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We anticipate that we will determine on an on-going basis which early research programs to pursue and how much funding to direct to each program taking into account the scientific and clinical success of each drug candidate. The lengthy process of seeking regulatory approvals and subsequent compliance with applicable regulations requires the expenditure of substantial resources. Any failure by us to obtain and maintain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, could have a material adverse effect on our results of operations.

26 of 53

     We expect our research and development expenditures to decrease for the full year 2009, compared to 2008, as a result of our restructuring in September 2008 and the prioritization of our development programs. We expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure, our drug candidate CK-2017357 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting, and our smooth muscle myosin inhibitor for the potential treatment of pulmonary arterial hypertension and diseases and medical conditions associated with bronchoconstriction. We also expect to continue to incur costs associated with the close-out of each of the clinical trials of our drug candidates ispinesib and SB-743921 for the potential treatment of cancer. For the year ending December 31, 2009, we anticipate research and development expenses will be in the range of $44.0 million to $49.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $4.4 million are included in the 2009 research and development expenses.
General and Administrative Expenses
     General and administrative expenses were $3.9 million and $3.8 million in the third quarter of 2009 and 2008, respectively. There were no major fluctuations in any area of spending. General and administrative expenses were $12.0 million and $12.2 million in the first nine months of 2009 and 2008, respectively. The decrease in the first nine months of 2009 was primarily due to a decrease in legal expenses of $0.7 million, partially offset by an increase in personnel expenses of $0.4 million. The increase in personnel expense in the first nine months of 2009, compared to the first nine months of 2008, was primarily due to an employee special bonus in recognition of our employees’ contributions that resulted in Amgen exercising its option for an exclusive license to our cardiac muscle contractility program and our closing of the registered direct equity offering in the second quarter of 2009, partially offset by decreases in salaries and stock-based compensation.
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
Restructuring Expenses
     Restructuring expenses were ($21,000) in the third quarter of 2009, and primarily consisted of reductions of accrued employee benefit related accrued restructuring costs and gains on disposals of held-for-sale equipment. Restructuring expenses were ($23,000) in the first nine months of 2009 and primarily consisted of a reduction of accrued employee benefit related restructuring costs partially offset by impairment charges for held-for-sale equipment. In September 2008, we announced a restructuring plan to realign our workforce and operations in line with a strategic reassessment of our research and development activities and corporate objectives. As a result of the restructuring plan, in the three and nine months ended September 2008 we recorded total restructuring charges of $2.2 million for employee severance and benefit related costs and a $0.3 million charge related to the impairment of lab equipment that was held for sale. We are seeking to dispose of the remaining held-for-sale equipment.
Interest and Other, net
     Components of Interest and Other, net are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Unrealized gain on ARS	$0.4	$—	$1.0	$—
Unrealized loss on investment put option related to ARS rights	(.04)	—	(1.0)	—
Warrant expense	—	—	(1.6)	—
Interest income and other income	0.1	0.6	0.5	2.8
Interest expense and other expense	(0.1)	(0.1)	(0.3)	(0.4)

Interest and Other, net	$—	$0.5	$(1.4)	$2.4

     Interest income and other income decreased in the third quarter of 2009 compared to the third quarter of 2008 due to lower market interest rates earned on our investments, partially offset by higher average invested balances of cash, cash equivalents and investments. Interest income and other income decreased in the first nine months of 2009 compared to the same period in 2008 due to lower market interest rates and lower average invested balances.
     Interest expense and other expense primarily consisted of interest expense on our equipment financing line of credit, and, for the third quarter and first nine months of 2009, interest expense on our loan with UBS Bank USA.
Critical Accounting Policies
     The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “ Item 7—Management’s Discussion and

27 of 53

Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     We adopted the new accounting guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and for identifying transactions that are not orderly. The new guidance provides additional direction for determining fair values when there is no active market or where the price inputs represent distressed sales. The new guidance reaffirms existing guidance that fair value is the amount for which an asset would be sold in an orderly transaction (as opposed to a forced liquidation or distressed sale) under current market conditions at the date of the financial statements. The new guidance amends the disclosure provisions of existing guidance to require entities to disclose the valuation inputs and techniques in interim and annual financial statements, and to disclose fair value hierarchies and the Level 3 reconciliation by major security types. Our adoption of the new guidance in the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations.
     We adopted the new accounting guidance on interim disclosures about the fair value of financial instruments. The new guidance amends the existing guidance to require public companies to provide disclosures about the fair value of financial instruments in interim and annual financial statements. Our adoption of the new guidance in the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations.
     We adopted the new accounting guidance for recognition and presentation of other-than-temporary impairments. The new guidance provides additional direction for determining the credit and non-credit components of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity. The guidance also increases and clarifies existing disclosure requirements and extends the disclosure frequency to interim and annual periods. Our adoption of the new guidance in the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations.
     We adopted the new accounting guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It provides guidance regarding the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of the new guidance in the quarter ended June 30, 2009 did not have a material impact on our financial position or results of operations.
     We adopted the Financial Accounting Standards Board’s (“FASB”) new guidance on the hierarchy and sources of accounting principles generally accepted in the United States of America (“GAAP”). The new guidance identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The guidance establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The issuance of the Codification did not change GAAP. Our adoption of the new guidance in the quarter ended September 30, 2009 did not have a material impact on our financial position or results of operations. However, all references to GAAP literature in our current and historical filings are superseded by references to the Codification.
Accounting Pronouncements Not Yet Adopted
     In August 2009, the FASB issued new accounting guidance for measuring liabilities at fair value. The new guidance amends existing guidance to provide clarification on how to measure the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, an entity is not required to include or adjust an input relating to a restriction that prevents the transfer of the liability. The new guidance also clarifies that the quoted price for an identical liability when traded as an asset in an active market may be used as a Level 1 fair value measurement for a liability. We will adopt the new guidance in the quarter ending December 31, 2009, and do not expect that the adoption will have a material impact on our financial position or results of operations.
     In October 2009, the FASB issued new accounting guidance for recognizing revenue for a multiple-deliverable revenue arrangement. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor specific objective evidence or third party evidence of value does not exist. We must adopt the new guidance prospectively for new revenue arrangements entered into or materially modified beginning in the first quarter of 2011. Earlier adoption is permitted. We are currently evaluating the impact that the new guidance will have on our financial statements and the timing of its adoption.

28 of 53

Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through September 30, 2009, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents, investments and ARS, excluding restricted cash and the investment put option related to the Series C-2 Auction Rate Securities Rights issued to us by UBS AG (the “ARS Rights”), totaled $119.2 million at September 30, 2009, up from $73.5 million at December 31, 2008. The increase of $45.7 million was primarily due to our receipt of a $50.0 million option exercise fee from Amgen and net proceeds of $12.9 million from our registered direct equity offering, $12.4 from the loan with UBS Bank USA, and $6.8 million from the 2007 committed equity financing facility with Kingsbridge, partially offset by operating expenses.
     We have received net proceeds from the sale of equity securities of $335.5 million from August 5, 1997, the date of our inception, through September 30, 2009, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement in 2001, GSK made a $14.0 million equity investment in Cytokinetics. GSK made additional equity investments in Cytokinetics in 2003 and 2004 of $3.0 million and $7.0 million, respectively.
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
     In October 2007, we entered into a new committed equity financing facility with Kingsbridge (the “2007 CEFF”), pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, which include a minimum volume-weighted average price of $2.00 for our common stock, from time to time under this facility, at our election, Kingsbridge is committed to purchase newly-issued shares of our common stock at a price between 90% and 94% of the volume-weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of the 2007 CEFF arrangement, we issued a warrant to Kingsbridge to purchase 230,000 shares of our common stock at a price of $7.99 per share, which represents a premium over the closing price of our common stock on the date we entered into this facility. This warrant became exercisable beginning six months after October 2007 and will remain exercisable for a period of three years thereafter. We may sell a maximum 9,779,411 shares under the 2007 CEFF (exclusive of the shares underlying the warrant). Under the rules of the NASDAQ Stock Market LLC, this is approximately the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval. This restriction may further limit the amount of proceeds we are able to obtain from the 2007 CEFF. We are not obligated to sell any of the $75.0 million of common stock available under this committed equity financing facility and there are no minimum commitments or minimum use penalties. The 2007 CEFF does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. As of November 5, 2009, we have received gross proceeds of $6.9 million by selling 3,596,728 shares of our common stock to Kingsbridge under the 2007 CEFF, before offering costs of $0.1 million. 6,182,683 shares remain available to the Company for sale under the 2007 CEFF as of September 30, 2009.
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

29 of 53

to purchase 3,553,300 shares of common stock were issued and sold in this offering. The gross proceeds of the offering were $14.0 million. In connection with the offering, we paid placement agent fees to two registered broker-dealers totaling $0.8 million. After deducting the placement agent fees and the offering costs, we received net proceeds of approximately $12.9 million from the offering.
     As of September 30, 2009, we have received $94.3 million in non-equity payments from Amgen and $54.5 million in non-equity payments from GSK.
     Under equipment financing arrangements, we received $23.7 million from August 5, 1997, the date of our inception, through September 30, 2009. Interest earned on investments, excluding non-cash amortization/accretion of purchase premiums/discounts was $1.1 million in the first nine months of 2009, and $27.4 million from August 5, 1997, the date of our inception, through September 30, 2009.
     Net cash provided by operating activities was $14.8 million in the first nine months of 2009 and primarily resulted from net income of $37.1 million, partially offset by a $23.8 million decrease in deferred revenue. Net income in the period primarily resulted from the recognition of $74.4 million of license revenue and $6.1 million of research and development revenue from Amgen, partially offset by cash operating expenses. Deferred revenue decreased to $0.7 million as of September 30, 2009 from $24.5 million at December 31, 2008, because we recognized as revenue the remaining balance of the Amgen deferred revenue when the non-exclusive license period ended in the second quarter of 2009 upon Amgen’s exercise of its option. The balance of deferred revenue of $0.7 million at September 30, 2009 consisted of prepayments of FTE reimbursements. Net cash used in operating activities in first nine months of 2008 was $48.3 million and primarily resulted from the net loss of $45.5 million.
     Net cash used in investing activities was $62.0 million in the first nine months of 2009 and primarily represented cash used to purchase investments, net of proceeds from the maturity of investments and ARS, of $62.8 million. Restricted cash totaled $1.7 million at September 30, 2009, down from $2.8 million at December 31, 2008, with the decrease due to the contractual semi-annual reductions in the amount of security deposit required by our lender. Net cash provided by investing activities in the first nine months of 2008 was $5.1 million and primarily represented proceeds from the maturity of investments, net of investment purchases, of $3.2 million, and a $2.4 million decrease in the amount of cash required to be held in our restricted cash account.
     Net cash provided by financing activities was $29.1 million in the first nine months of 2009 and primarily consisted of net proceeds from our May 2009 registered direct equity offering of $12.9 million, proceeds from our loan from UBS Bank USA of $12.4 million, and drawdowns under our 2007 committed equity financing facility with Kingsbridge of $6.8 million, net of issuance costs. Net cash used in financing activities in the first nine months of 2008 was $2.8 million and primarily represented principal payments on our lines of credit with General Electric Capital Corporation.
     Auction Rate Securities (“ARS”). Our long-term investments at September 30, 2009 included (at par value) $18.1 million of ARS. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests. With the liquidity issues experienced in global credit and capital markets, these ARS have experienced multiple failed auctions since February 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. As a result, these securities are currently not liquid.
     The assets underlying these ARS are student loans that are substantially backed by the federal government. As of September 30, 2009, our ARS with par values totaling $13.3 million had a credit rating of AAA, ARS with par values totaling $0.3 million had a credit rating of Aa1, and ARS with par values totaling $4.5 million had a credit rating of A3. All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day U.S. Treasury bill rate) with interest rates resetting every 28 days. These ARS are scheduled to ultimately mature between 2036 and 2045, although we do not intend to hold them until maturity. We intend to liquidate the ARS investments on June 30, 2010, the earliest date we can exercise the ARS Rights.
     The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these ARS as of September 30, 2009 were estimated utilizing a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of the ARS. The significant assumptions of this discounted cash flow model are discount margins which are based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing of expected future cash flows. These ARS were also compared, when possible, to other observable market data with similar characteristics as the securities held by us. The fair value of our investments in ARS as of September 30, 2009 and December 31, 2008 was determined to be $15.8 million and $16.6 million, respectively. Changes in the fair value of the ARS are recognized in current period earnings in Interest and Other, net. Accordingly, we recognized $1.0 million of unrealized gain in the first nine months of 2009.
     In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG issued to us the ARS Rights. The ARS Rights provide us the right

30 of 53

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
     The ARS Rights represent a firm agreement in accordance with accounting guidance for derivatives and hedging. The guidance defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in a put option, which we recognized as a separate freestanding instrument that is accounted for separately from the ARS investments. As of September 30, 2009, we recorded $2.4 million as the fair value of the investment put option related to the ARS Rights, classified as short-term assets on the balance sheet. The investment put option does not meet the definition of a derivative instrument. Therefore, we elected to measure the investment put option related to the ARS Rights at fair value, as permitted under accounting guidance for the fair value option for accounting for financial assets and liabilities, to mitigate volatility in reported earnings due to their linkage to the ARS. We valued the investment put option related to the ARS Rights using a Black-Scholes option pricing model that included estimates of interest rates, based on data available, and was adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in the assumptions on which these estimates are based or market conditions would affect the fair value of the investment put option related to the ARS Rights. We anticipate that any future changes in the fair value of the investment put option will be offset by the changes in the fair value of the related ARS with no material net impact to the statements of operations, subject to changes in UBS’s credit risk rating and its ultimate ability to perform. The investment put option related to the ARS Rights will continue to be measured at fair value until the earlier of our exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights or the maturity of the ARS underlying the ARS Rights.
     In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement, with our ARS held in accounts with UBS and its affiliates as collateral. The loan amount was based on 75% of the fair value as assessed by UBS at the time of the loan. We have drawn down the full amount available under the loan agreement. In general, the amount of interest payable under the loan agreement is intended to equal the amount of interest we would otherwise receive with respect to our ARS. During the third quarter of 2009, the interest rate due on the UBS loan was higher than the interest rate earned from the ARS. During the first nine months of 2009, the interest rate due on the UBS loan was approximately the same as the interest rate earned from the ARS. The principal balance of the loan was lower than the par value of the ARS year to date through September 30, 2009. During the nine months ended September 30, 2009, we paid $122,000 of interest expense associated with the loan and received $218,000 in interest income from the ARS. In accordance with the loan agreement, we applied the net interest received of $96,000 and proceeds from ARS sales of $1.9 million to the principal of the loan. The borrowings under the loan agreement are payable upon demand. However, UBS Financial Services Inc. or its affiliates will be required to arrange alternative financing for us on terms and conditions substantially the same as those under the loan agreement, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS and us is terminated for cause by UBS. If such alternative financing cannot be established, then a UBS affiliate will purchase the pledged ARS at par value. Proceeds of sales of the ARS will first be applied to repayment of the loan with the balance, if any, for our account.
     We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of our investments. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, offset by corresponding increases in the investment put option related to the ARS Rights, assuming no deterioration of UBS’s credit rating. At present, if we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. We will continue to monitor and evaluate these investments for impairment on an ongoing basis.
     Shelf Registration Statement. In November 2008, we filed a shelf registration statement with the SEC, which was declared effective in November 2008. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate offering amount of up to $100 million. As of November 5, 2009, $76.2 million remains available to us under this shelf registration statement, assuming all outstanding warrants are exercised in cash. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.
     As of September 30, 2009, future minimum payments under our loan and lease obligations were as follows (in thousands):

31 of 53

	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases (1)	$3,064	$4,987	$1,826	$—	$9,877
Equipment financing line	1,725	1,338	—	—	3,063
Loan with UBS (2)	10,470	—	—	—	10,470

Total	$15,259	$6,325	$1,826	$—	$23,410

(1)	Our long-term commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.

(2)	The loan with UBS is classified as short-term because we intend to repay it on June 30, 2010, the earliest date we may exercise our ARS Rights to require UBS to purchase the ARS that collateralize the loan at par value. See Note 6 in the Notes to Unaudited Condensed Financial Statements for further details regarding the maturity date of the loan with UBS Bank USA.
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
     Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:
•	the initiation, progress, timing, scope and completion of preclinical research, development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decisions with regard to funding of development and commercialization of omecamtiv mecarbil or other compounds for the potential treatment of heart failure under our collaboration;

•	GSK’s decisions with regard to funding of development and commercialization of GSK-923295 under our collaboration;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish and maintain selected strategic alliances required for the development and commercialization of our potential drugs;

•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	the expansion and advancement of our research programs;

•	the hiring of additional employees and consultants;

•	the expansion of our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.
     We believe that our existing cash and cash equivalents, short-term investments, interest earned on investments, proceeds from our loan with UBS Bank USA, and proceeds already received from our equity financings will be sufficient to meet our projected operating requirements for at least the next 12 months.

32 of 53

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
Off-balance Sheet Arrangements
     As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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

33 of 53

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
     We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities. We have funded all of our operations and capital expenditures with proceeds from private and public sales of our equity securities, strategic alliances with Amgen, GSK and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, short-term investments, interest earned on investments, proceeds from our loan with UBS Bank USA and proceeds already received from our equity financings should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.
     For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than milestone and royalty payments that we may receive under our collaboration and option agreement with Amgen and our collaboration and license agreement with GSK. We may not receive any further funds under either of these agreements. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent months, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.
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
     In May 2009, Amgen exercised its option to acquire an exclusive license to our drug candidate omecamtiv mecarbil worldwide, except for Japan. As a result, Amgen now is responsible for the clinical development and obtaining and maintaining regulatory approval of omecamtiv mecarbil for the potential treatment of heart failure worldwide, except Japan.
     We do not control the clinical development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the clinical development of omecamtiv mecarbil. For example, in October 2009, Amgen informed us that it wishes to conduct additional pharmacokinetic studies in heart failure patients receiving oral doses of omecamtiv mecarbil before commencing a Phase IIb study with omecamtiv mecarbil in this patient population. As a result, the start of the first Phase IIb trial for omecamtiv mecarbil is currently anticipated to occur in 2011. Amgen is responsible for filing future applications with the FDA or other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for omecamtiv mecarbil. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America if we exercise our option to co-fund Phase III development costs of omecamtiv mecarbil under the collaboration. However, we cannot control whether Amgen will devote sufficient attention and resources to the clinical development of omecamtiv mecarbil or will proceed in an expeditious manner, even if we do exercise our option to co-fund the development of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve

34 of 53

omecamtiv mecarbil, Amgen may elect not to proceed with the commercialization of the resulting drug in one or more countries.
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
     In addition, while the clinical trials of our drug candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. For example, in a number of two-stage Phase II clinical trials designed to evaluate the safety and efficacy of ispinesib as monotherapy in the first- or second-line treatment of patients with different forms of cancer, ispinesib did not satisfy the criteria for advancement to Stage 2. In addition, individual patient responses to the dose

35 of 53

administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other alternative methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.
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
     In addition, clinical trials of omecamtiv mecarbil, CK-2017357 and our anti-cancer drug candidates will enroll patients who typically suffer from serious diseases which put them at increased risk of death, and they may die while receiving our drug candidates. In such circumstances, it may not be possible to exclude with certainty a causal relationship to our drug candidate, even though the responsible clinical investigator may view such an event as not study drug-related. For example, in the Phase IIa clinical trial designed to evaluate and compare the oral pharmacokinetics of both modified and immediate release formulations of omecamtiv mecarbil in patients with stable heart failure, a patient died suddenly after receiving the immediate release formulation of omecamtiv mecarbil, without having reported any preceding adverse events. The clinical investigator assessed the patient’s death as not related to omecamtiv mecarbil. However, the event was reported to the appropriate regulatory authorities as possibly related to omecamtiv mecarbil because the immediate cause of the patient’s death could not be determined, and therefore, a relationship to omecamtiv mecarbil could not be excluded definitively.
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
     Clinical trials are subject to rigorous regulatory requirements and are very expensive, difficult and time-consuming to design and implement. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use of the drug candidate and safety concerns. We estimate that the clinical trials of our current drug candidates will each continue for several more years. However, the clinical trials for all or any of these drug candidates may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:
•	delays in obtaining, or inability to obtain, regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners deem necessary for the appropriate and timely development of our drug candidates and commercialization of any resulting drugs;

•	delays in identifying and reaching agreement, or inability to identify and reach agreement, on acceptable terms, with prospective clinical trial sites;

36 of 53

•	delays or additional costs in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use, including an appropriate modified release formulation for omecamtiv mecarbil;

•	slower than expected rates of patient recruitment and enrollment, including as a result of competition for patients with other clinical trials; limited numbers of patients that meet the enrollment criteria; patients’, investigators’ or trial sites’ reluctance to agree to the requirements of a protocol; or the introduction of alternative therapies or drugs by others;

•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;

•	an investigational review board (“IRB”) or its foreign equivalent may require changes to a protocol that then require approval from regulatory agencies and other IRBs and their foreign equivalents, or regulatory authorities may require changes to a protocol that then require approval from the IRBs or their foreign equivalents;

•	for clinical trials conducted in foreign countries, the time and resources required to identify, interpret and comply with foreign regulatory requirements or changes in those requirements, and political instability or natural disasters occurring in those countries;

•	lack of effectiveness of our drug candidates during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial materials;

•	uncertain dosing issues;

•	failure by us, our partners, or clinical research organizations, investigators or site personnel engaged by us or our partners to comply with good clinical practices and other applicable laws and regulations;

•	inability or unwillingness of investigators or their staffs to follow clinical protocols;

•	inability to monitor patients adequately during or after treatment;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our drug candidates or their clinical trial endpoints obsolete; and

•	results from non-clinical studies that may adversely impact the further development of our drug candidates.
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
     We have retained all rights to develop and commercialize CK-2017357, ispinesib and SB-743921. We currently do not have a strategic partner for these drug candidates. We are conducting the Phase I portion of a Phase I/II clinical trial for each of ispinesib in breast cancer and SB-743921 in Hodgkin and non-Hodgkin lymphoma. We are also conducting a Phase I clinical trial of CK-2017357 in healthy volunteers. We expect to rely on one or more strategic partners to advance and develop each of ispinesib, SB-743921, CK-2017357 and other compounds from our skeletal muscle contractility program and our potential drug candidate directed towards smooth muscle contractility. However, we may not be able to negotiate and enter into such strategic alliances on acceptable terms, if at all.
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

37 of 53

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

38 of 53

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

39 of 53

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

40 of 53

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

41 of 53

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
     Inventions discovered under our strategic alliance agreements may become jointly owned by our strategic partners and us in some cases, and the exclusive property of one of us in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention or whether it is jointly owned, and disputes could arise regarding ownership or use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and clinical investigators generally have contractual rights to publish data arising from their work. Publications by our research collaborators and clinical investigators relating to our research and development programs, either with or without our consent, could benefit our current or potential competitors and may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.
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
     We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, cancer and other diseases for which our drug candidates may be useful treatments. For example, if omecamtiv mecarbil is approved for marketing by the FDA for heart failure, that drug candidate would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as istaroxamine, which is being developed by

42 of 53

Debiopharm Group; bucindolol, which is being developed by ARCA biopharma, Inc.; tonapofylline, which is being developed by Biogen Idec Inc.; relaxin, which is being developed by Cothera Inc.; and CD-NP, which is being developed by Nile Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.
     Similarly, if approved for marketing by the FDA, depending on the approved clinical indication, our anti-cancer drug candidates ispinesib, SB-743921 and GSK-923295 would compete against existing cancer treatments such as paclitaxel (and its generic equivalents), docetaxel, vincristine, vinorelbine, navelbine, ixabepilone and potentially against other novel anti-cancer drug candidates that are currently in development. These include compounds that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck & Co., Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, AstraZeneca AB, Array Biopharma Inc., ArQule, Inc., Anylam, Inc. and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis, Genentech, Hoffman-La Roche Ltd., Eisai, Inc., Seattle Genetics, Inc. and other pharmaceutical and biopharmaceutical companies are developing other approaches to treating cancer.
     With respect to CK-2017357 and other compounds that may arise from our skeletal muscle contractility program, we are aware that GTx, Inc. and Merck & Co. are collaborating to conduct clinical trials with ostarine, a selective androgen receptor modulator, for a variety of potential indications, including sarcopenia, cancer cachexia and other musculoskeletal wasting or muscle loss conditions. Acceleron Pharma, Inc. is conducting clinical trials with ACE-031 to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function.
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

43 of 53

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
     We currently have no sales, marketing or distribution capabilities. We plan to commercialize drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs. If we determine not to market on our drugs on our own, we will depend on strategic alliances with third parties, such as Amgen and GSK, which have established distribution systems and direct sales forces to commercialize them. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize these drugs. To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues and business will suffer and our stock price would decrease.
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

44 of 53

     Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process. Despite the time and efforts exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:
•	they might determine that a drug candidate is not safe or effective;

•	they might not find the data from preclinical testing and clinical trials sufficient and could request that additional trials be performed;

•	they might not approve our, our partner’s or the contract manufacturer’s processes or facilities; or

•	they might change their approval policies or adopt new regulations.
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

45 of 53

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

46 of 53

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
     The stock market, particularly in recent months and years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	announcements concerning any of the clinical trials for our drug candidates, such as omecamtiv mecarbil for heart failure; CK-2017357 for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction; ispinesib for breast cancer; SB-743921 for Hodgkin and non-Hodgkin lymphoma; and GSK-923295 for cancer (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points);

•	announcements concerning our strategic alliances with Amgen, GSK or future strategic alliances;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

47 of 53

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry or in the stock market generally.
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
     As of October 30, 2009, our executive officers, directors and their affiliates beneficially owned or controlled approximately 26.9% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

48 of 53

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
     We hold interest-bearing student loan auction rate securities (“ARS”) that represent investments in pools of assets. These ARS

49 of 53

were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par value. The recent uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, these investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the issuer redeems the outstanding securities, the securities mature or a buyer is found outside of the auction process. Maturity dates for these ARS range from 2036 to 2045. As of September 30, 2009, we have recorded $2.4 million of unrealized loss in the statements of operations related to the ARS that we hold in our investment portfolio. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses due to further declines in value in future quarters. This could adversely impact our results of operations and financial condition. We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS. However, if we are unable to access the funds underlying or secured by these investments in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely affected.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None
ITEM 5. OTHER INFORMATION

50 of 53

     None
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

4.2 (3)	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.

4.3 (3)	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.

4.4 (4)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.5 (5)	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.

4.6 (5)	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

*	Pursuant to an order granting confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

51 of 53

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2009	CYTOKINETICS, INCORPORATED (Registrant)
/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

52 of 53

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Amended and Restated Bylaws.

4.1 (2)	Specimen Common Stock Certificate.

4.2 (3)	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.

4.3 (3)	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.

4.4 (4)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.5 (5)	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.

4.6 (5)	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

*	Pursuant to an order granting confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

53 of 53