Form 10-K
period 2009-12-31
CYTOKINETICS INC
filed 2010-03-11
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐     No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $125.4 million computed by reference to the last sales price of $2.83 as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2009. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 28, 2010 was 62,464,911 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K
Year Ended December 31, 2009

INDEX

PART I

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2010;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the initiation, design, progress, timing and scope of clinical trials and development activities for our drug candidates and potential drug candidates conducted by ourselves or our partners, including the anticipated timing for initiation of clinical trials and anticipated dates of data becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen Inc. (“Amgen”);

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen;

•	our plans to seek strategic alternatives for our oncology program with third parties;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the cytoskeleton and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our plans and ability to liquidate our auction rate securities (“ARS”) investments;

•	the issuance of shares of our common stock under our committed equity financing facility entered into with Kingsbridge Capital Limited (“Kingsbridge”) in 2007;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations and equipment financing lines;

•	potential competitors and competitive products;

•	increasing the number of our employees, retaining key personnel and recruiting additional key personnel;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	Amgen’s decisions with respect to the timing, design and conduct of development activities for omecamtiv mecarbil, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil;

•	our ability to obtain additional financing;

•	our receipt of funds under our current or future strategic alliances;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of preclinical studies or clinical trials may not be indicative of future clinical trials results);

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and potential drug candidates;

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to enter into partnership agreements for any of our programs on acceptable terms and conditions;

•	UBS’s ability to fulfill its obligations to purchase our ARS beginning on June 30, 2010 pursuant to our settlement agreement;

•	the conditions in our 2007 committed equity financing facility with Kingsbridge that must be fulfilled before we can require Kingsbridge to purchase our common stock, including the minimum volume-weighted average share price;

•	our ability to maintain the effectiveness of our registration statement permitting resale of securities to be issued to Kingsbridge by us in connection with our 2007 committed equity financing facility;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise; and

•	potential infringement or misuse by us of the intellectual property rights of third parties.

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

Our cardiac muscle contractility program is focused on cardiac muscle myosin, a motor protein that powers cardiac muscle contraction. Our lead drug candidate from this program, omecamtiv mecarbil (formerly known as CK-1827452), is a novel cardiac muscle myosin activator. We have conducted a clinical development program for omecamtiv mecarbil for the potential treatment of heart failure, comprised of a series of Phase I and Phase IIa clinical trials. In May 2009, Amgen acquired an exclusive license to develop and commercialize omecamtiv mecarbil worldwide, except Japan, subject to our development and commercialization participation rights. Amgen is now responsible for the clinical development of omecamtiv mecarbil. Further details regarding our strategic alliance with Amgen can be found below in Item 1 of this report under “Muscle Contractility Focus — Cardiac Muscle Contractility Program — Amgen Strategic Alliance.”

CK-2017357 is the lead drug candidate from our skeletal sarcomere activator program. The skeletal muscle sarcomere is the basic unit of skeletal muscle contraction. CK-2017357 has been studied in two Phase I clinical trials and we anticipate initiating two Phase IIa clinical trials of CK-2017357 in 2010. We believe CK-2017357 may be useful in treating diseases or medical conditions associated with skeletal muscle weakness or wasting. In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of amyotrophic lateral sclerosis. We have also designated a second, structurally distinct, fast skeletal muscle sarcomere activator for development as a backup compound to CK-2017357. Both of these compounds selectively activate the fast skeletal muscle troponin complex, which is a set of regulatory proteins that modulates the contractility of the fast skeletal muscle sarcomere.

In our smooth muscle contractility program, we are conducting non-clinical development of compounds that directly inhibit smooth muscle myosin, the motor protein central to the contraction of smooth muscle, causing the relaxation of contracted smooth muscle. Compounds from this program may be developed as a potential treatment for diseases associated with bronchoconstriction, vascular constriction, or both.

Earlier research activities at the company were directed to the inhibition of mitotic kinesins, a family of cytoskeletal motor proteins involved in the process of cell division, or mitosis. This research produced three drug candidates that have progressed into clinical testing for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. Ispinesib and SB-743921 are structurally distinct inhibitors of kinesin spindle protein and GSK-923295 is an inhibitor of centromere-associated protein E. In December 2009, we announced that we and GlaxoSmithKline (“GSK”) had agreed to terminate our strategic alliance, established in 2001, relating to our mitotic kinesin inhibitors. Further details regarding our strategic alliance with GSK can be found below in Item 1 of this report under “Oncology Program: Mitotic Kinesin Inhibitors — GSK Strategic Alliance.” We are currently evaluating strategic alternatives for our oncology program with third parties.

Following is a summary of the status of our drug candidates directed to muscle contractility:

Drug	Mechanism of	Mode of		Planned 2010
Candidate	Action	Administration	Potential Indication(s)	Clinical Activities
Omecamtiv mecarbil	cardiac muscle myosin activator	oral, intravenous	heart failure	Amgen anticipated to initiate in the first half of 2010: • a Phase Ib pharmacokinetic clinical trial of modified-release and immediate-release oral formulations in stable heart failure patients
• a Phase Ib safety and pharmacokinetic clinical trial of a modified-release oral formulation in patients with renal dysfunction

CK-2017357	fast skeletal muscle sarcomere activator	oral	diseases and conditions associated with muscle weakness or wasting, e.g., amyotrophic lateral sclerosis, claudication, sarcopenia, cachexia, myasthenia gravis	Cytokinetics anticipates initiating in the first half of 2010:
•   a Phase IIa evidence of effect (“EOE”) clinical trial in patients with amyotrophic lateral sclerosis
• a Phase IIa EOE clinical trial in patients with claudication

During 2010, we intend to continue non-clinical development of our backup fast skeletal muscle sarcomere activator and of our smooth muscle myosin inhibitors.

All of our drug candidates and potential drug candidates have grown out of our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. We believe that this focus and the resulting knowledge and expertise that we have developed, especially with our proprietary technologies that permit us to evaluate the function of cytoskeletal proteins in high information content biological assays, has allowed us to increase the efficiency of our drug discovery activities. Our research and development activities since our inception in 1997 have produced five drug candidates that have progressed into clinical testing and one potential drug candidate currently in non-clinical development. Each has a novel mechanism of action compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a robust area for drug discovery. We intend to leverage our experience in muscle contractility in order to expand our current pipeline, and expect to continue to be able to identify additional potential drug candidates that may be suitable for clinical development.

Our Corporate Strategy

Our strategy is to discover, develop and commercialize novel drug products that modulate muscle function in ways that may benefit patients with disorders that cause serious diseases or medical conditions, with the goal of establishing a fully integrated biopharmaceutical company. We intend to achieve this by:

•	Focusing on drug discovery and development activities relating to the biology of muscle function. We intend to capitalize on the knowledge and expertise we have acquired in each of our cardiac, smooth and skeletal muscle contractility research and development programs. In these programs, we are investigating potential treatments for diseases or medical conditions where dysregulation of the contractile function of muscle plays a key role and such diseases or conditions may be amenable to treatment by modulation of muscle contractility, such as heart failure and medical conditions associated with skeletal muscle weakness or wasting. Many of these diseases and medical conditions affect in particular the growing population of aging patients, a demographic that is the subject of increasing political, regulatory and reimbursement attention. Accordingly, targeting unmet medical needs in these areas may provide us competitive opportunities.

•	Leveraging our cytoskeletal expertise and proprietary technologies to increase the speed, efficiency and yield of our drug discovery and development processes. We believe that our unique understanding of the cytoskeleton and our proprietary research technologies should enable us to discover and potentially to develop drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs. We expect that we may be able to leverage our expertise in muscle contractility to advance to other muscle functions and similarly may impact serious medical diseases and conditions.

This may allow us to develop a diversified pipeline of drug candidates in a cost-effective way while managing risk.

•	Building development and commercialization capabilities directed at concentrated markets. We focus our drug discovery and development activities on disease areas for which there are serious unmet medical needs. In particular, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as hospital specialists, that may be addressed by a smaller, targeted sales force. In this manner, we believe that a company with limited resources may be able to compete effectively against larger, more established companies with greater financial and commercial resources. For these opportunities, we intend to develop clinical development and sales and marketing capabilities with the goal of becoming a fully-integrated biopharmaceutical company.

•	Establishing select strategic alliances to support our drug development programs while preserving significant development and commercialization rights. We believe that such alliances may allow us to obtain financial support and to capitalize on the therapeutic area expertise and resources of our partners that can potentially accelerate the development and commercialization of our drug candidates. Where we deem appropriate, we plan to retain certain rights to participate in the development of drug candidates and commercialization of potential drugs arising from our alliances, so that we can expand and capitalize on our internal development capabilities and build our commercialization capabilities.

Muscle Contractility Focus

Our long-standing interest in the cytoskeleton has led us to focus our research and development activities on the biology of muscle function, and in particular, small molecule modulation of muscle contractility. We believe that our expertise in the modulation of the contractility of each of cardiac, skeletal and smooth muscle is an important differentiator for us. Our preclinical and clinical experience in muscle contractility may position us to discover and develop additional novel therapies that have the potential to improve the health of patients with severe and debilitating diseases or medical conditions.

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

We are currently developing a number of small molecule compounds arising from our muscle contractility programs. Omecamtiv mecarbil, a novel cardiac muscle myosin activator, was studied by Cytokinetics in a series of Phase I and Phase IIa clinical trials for the potential treatment of heart failure. Following the exercise of its option, Amgen is now responsible for the clinical development of omecamtiv mecarbil, subject to Cytokinetics’ development and commercialization participation rights.

CK-2017357 is our lead drug candidate from our skeletal muscle contractility program, and has been the subject of two Phase I clinical trials in healthy volunteers. We plan to initiate at least two Phase IIa clinical trials of CK-2017357 in 2010. Potential indications for which this drug candidate may be useful include skeletal muscle weakness associated with neuromuscular diseases and other medical conditions characterized by skeletal muscle weakness or wasting. We have also selected a potential drug candidate from this program that may serve as a backup compound to CK-2017357.

In addition, we are conducting non-clinical development of compounds that are inhibitors of smooth muscle myosin for potential use as bronchodilators, vasodilators, or both. We are continuing to conduct discovery, characterization and lead optimization activities for other compounds with the potential to modulate muscle contractility and other muscle functions.

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

Background on Heart Failure Market.  Heart failure is a widespread and debilitating syndrome affecting millions of people in the United States. The high and rapidly growing prevalence of heart failure translates into significant hospitalization rates and associated societal costs. It is estimated that in 2006, 5.5 million patients in the United States suffered from chronic heart failure. In 2007, approximately 4.5 million patients in the United States had a hospital discharge diagnosis of heart failure. Over 2.4 million of those patients had a primary or secondary diagnosis of heart failure. These numbers are increasing due to the aging of the U.S. population and an increased likelihood of survival following acute myocardial infarctions. The costs to society attributable to the prevalence of heart failure are high, especially as many chronic heart failure patients suffer repeated acute episodes. Despite currently available therapies, readmission rates for heart failure patients remain high. It is estimated that between 13% and 33% of patients initially admitted to the hospital for chronic heart failure will be readmitted within 12 to 15 months of the initial admission. Mortality rates over the five-year period following a diagnosis of heart failure are approximately 60% in men and 45% in women. The high morbidity and mortality in the setting of current therapies points to the need for novel therapeutics that offer further reductions in morbidity and mortality. The annual cost of heart failure to the U.S. health care system is estimated to be $37 billion. A portion of that cost is attributable to drugs used to treat each of chronic and acute heart failure. Sales of drugs to treat chronic heart failure reached almost $2.5 billion in 2006, while sales of drugs to treat acute heart failure reached over $350 million in 2007.

Amgen Strategic Alliance.  In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including omecamtiv mecarbil. The agreement provided Amgen with a non-exclusive license and access to certain technology. The agreement also granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. Amgen’s option was exercisable during a defined period, the ending of which depended upon the satisfaction of certain conditions, primarily our delivery of certain Phase I and Phase IIa clinical data for omecamtiv mecarbil in accordance with an agreed development plan, the results of which reasonably supported its progression into Phase IIb clinical development. In February 2009, we delivered this data to Amgen and in May 2009, Amgen exercised its option.

In connection with the exercise of its option, Amgen paid us an exercise fee of $50.0 million. As a result, Amgen is now responsible for the development and commercialization of omecamtiv mecarbil and related compounds at its expense worldwide (excluding Japan), subject to our development and commercialization participation rights. Under the agreement, Amgen will reimburse us for agreed research and development activities we perform. The agreement provides for potential pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote omecamtiv mecarbil in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

Omecamtiv Mecarbil (formerly CK-1827452).  Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. We have conducted a clinical trials program for omecamtiv mecarbil comprised of multiple Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time. However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

Amgen is now conducting clinical development of omecamtiv mecarbil following its exercise of its option. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting.

Clinical trials of omecamtiv mecarbil conducted or completed during 2009:

Phase IIa stable heart failure (safety, tolerability, pharmacokinetics and pharmacodynamics):  Throughout 2009, we presented final data from our Phase IIa clinical trial evaluating omecamtiv mecarbil administered intravenously to patients with stable heart failure. The final results showed statistically significant increases in systolic ejection time, and in stroke volume, cardiac output, fractional shortening and ejection fraction (all measures of cardiac function), that occurred across the patient population in a concentration-dependent manner. In addition, the data demonstrated statistically significant correlations between increasing omecamtiv mecarbil plasma concentrations and decreases in left ventricular end-systolic volume, left ventricular end-diastolic volume and heart rate. Omecamtiv mecarbil appeared to be generally well-tolerated in stable heart failure patients over a range of plasma concentrations during continuous intravenous administration. Patients with reduced stroke volumes (<50ml) at baseline had generally greater pharmacodynamic responses to omecamtiv mecarbil than those in patients with greater stroke volumes at baseline, demonstrating robust pharmacodynamic activity in this more severely affected sub-population of patients from the trial.

Phase IIa ischemic cardiomyopathy and angina (safety and tolerability):  Throughout 2009, we presented data from a double-blind, randomized, placebo-controlled Phase IIa clinical trial evaluating the effect of omecamtiv mecarbil on symptom-limited exercise tolerance in heart failure patients with ischemic cardiomyopathy and angina. The primary safety endpoint of this clinical trial was stopping an exercise treadmill test due to angina at a stage earlier than the shorter of two baseline exercise treadmill tests. This endpoint occurred in one patient receiving placebo and in no patients receiving either the lower or higher of two dose levels of omecamtiv mecarbil. In heart failure patients with ischemic cardiomyopathy and angina, who theoretically could be most vulnerable to the possible deleterious consequences of systolic ejection time prolongation, treatment with omecamtiv mecarbil, at doses producing plasma concentrations previously demonstrated in other trials to increase cardiac function, did not appear to deleteriously affect a broad range of safety assessments in the setting of exercise. Two serious adverse events were reported. Both occurred in a single patient who had received intravenous omecamtiv mecarbil. Both these events were judged by the investigator to have been unrelated to treatment with omecamtiv mecarbil.

Phase IIa stable heart failure (cardiac catheterization):  In July 2009, we announced the discontinuation of a Phase IIa clinical trial evaluating an intravenous formulation of omecamtiv mecarbil in patients with stable heart failure undergoing clinically indicated coronary angiography in the cardiac catheterization laboratory. This decision, made jointly by the companies, was due to the challenges of the current trial design and the constraints on enrolling eligible and consenting patients. The companies may revisit the objectives of this trial in the context of the overall clinical development program for omecamtiv mecarbil.

Phase IIa (oral pharmacokinetics):  In April 2009, we initiated a Phase IIa, open-label, multi-center, multiple-dose clinical trial designed to evaluate and compare the oral pharmacokinetics of a modified release and an immediate release formulation of omecamtiv mecarbil under fed conditions in patients with stable heart failure. We have closed enrollment in this trial and completed all patient treatment. Cytokinetics and Amgen have been planning a Phase Ib, multi-center, open-label, dose-escalating, sequential-cohort, pharmacokinetic clinical trial of modified-release and immediate-release oral formulations of omecamtiv mecarbil in stable heart failure patients.

Planned Clinical Development.  Cytokinetics and Amgen have been planning a Phase Ib, multi-center, open-label, dose-escalating, sequential-cohort, pharmacokinetic clinical trial of modified-release and immediate-release oral formulations of omecamtiv mecarbil in stable heart failure patients. We anticipate that Amgen will initiate this clinical trial in the first half of 2010. Cytokinetics and Amgen have also been planning a Phase Ib, multi-center, open-label, single-dose, safety and pharmacokinetic clinical trial of a modified-release oral formulation of omecamtiv mecarbil in patients with renal dysfunction. We anticipate that Amgen will initiate this clinical trial in the first half of 2010. Both of these clinical trials will be conducted using active pharmaceutical ingredient and drug product manufactured by Amgen.

Skeletal Muscle Contractility Program

Overview.  Our skeletal muscle contractility program is focused on the activation of the skeletal sarcomere, the basic unit of skeletal muscle contraction. The skeletal sarcomere is a highly ordered cytoskeletal structure composed of skeletal muscle myosin, actin, and a set of regulatory proteins, which include the troponins and tropomyosin. This program leverages our expertise developed in our ongoing discovery and development of cardiac sarcomere activators, including the cardiac muscle myosin activator omecamtiv mecarbil.

Our skeletal sarcomere activators have demonstrated pharmacological activity in preclinical studies that may lead to new therapeutic options for diseases and medical conditions associated with aging, muscle weakness and wasting and neuromuscular dysfunction. The clinical effects of muscle weakness and wasting, fatigue and loss of mobility can range from decreased quality of life to, in some instances, life-threatening complications. By directly improving skeletal muscle function, a small molecule activator of the skeletal sarcomere potentially could enhance functional performance and quality of life in patients suffering from diseases or medical conditions characterized or complicated by muscle weakness or wasting. These may include diseases and medical conditions associated with skeletal muscle weakness or wasting, such as amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s disease), claudication (which usually refers to cramping pains in the legs caused by peripheral arterial disease), myasthenia gravis, sarcopenia, post-surgical rehabilitation and general frailty associated with aging, and cachexia in connection with heart failure or cancer.

CK-2017357.  CK-2017357 is the lead potential drug candidate from this program. In 2009, we announced that we had selected another compound from this program as a backup development compound to CK-2017357. CK-2017357 and its backup development compound are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds act on fast skeletal muscle troponin. Activation of troponin increases its sensitivity to calcium, leading to an increase in skeletal muscle contractility. This mechanism of action has demonstrated encouraging pharmacological activity in preclinical models. We are evaluating the potential indications for which CK-2017357 may be useful. We anticipate initiating at least two Phase IIa clinical trials of CK-2017357 in 2010: one in patients with ALS and one in patients with claudication. Each of these

Phase IIa clinical trials is intended to investigate whether CK-2017357 may produce evidence of pharmacodynamic effects in the respective patient population. In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of ALS.

Market Potential for CK-2017357 and Other Skeletal Sarcomere Activators.  Limited options exist for the treatment of ALS, which afflicts between 20,000 and 30,000 people in the United States. The average life expectancy of an ALS patient is approximately three to five years from the onset of symptoms and only 10% of patients survive for more than 10 or more years. Death is usually due to respiratory failure because of diminished strength in the skeletal muscles responsible for breathing. Claudication is a condition that may impact as many as 3 million people in the United States. We are evaluating other market opportunities for CK-2017357 and for other compounds that may arise from our skeletal muscle contractility program.

CK-2017357 Clinical Development:

Phase I (first-time in humans):  In June 2009, we initiated the first part, or Part A, of a Phase I, first-time-in-humans, ascending, single-dose, double-blind, placebo-controlled clinical trial of CK-2017357. This trial is designed to assess the safety, tolerability and pharmacokinetic profile of this drug candidate administered orally in healthy male volunteers and to determine its maximum tolerated dose and plasma concentration. Doses of up to 2000 mg have been administered in this trial without intolerable adverse events being observed.

Part B of this trial, initiated in November 2009 and completed in January 2010, was a double-blind, randomized, placebo-controlled, crossover study in healthy male volunteers of single oral doses of CK-2017357 that were tolerated in Part A. The volunteers in Part B received each of three single oral doses of 250, 500 and 1000 mg of CK-2017357 and oral placebo treatment in a 4-period crossover design. In order to assess the effects of CK-2017357 on skeletal muscle function, the force generated by the tibialis anterior muscle was measured during external nerve stimulation across a range of frequencies. In preclinical studies characterizing the relationship between the force produced by the muscle and the frequency at which it was stimulated, CK-2017357 appeared to produce more force at lower to mid-range nerve stimulation frequencies, which are the physiologic frequencies at which motor neurons stimulate skeletal muscle during normal function, than placebo. Part B of this trial was designed to assess if these effects of CK-2017357 could be recapitulated in humans. The doses of CK-2017357 administered in Part B produced concentration-dependent, statistically significant increases versus placebo in the force developed by the tibialis anterior. CK-2017357 was well-tolerated in Part B, and no serious adverse events were reported. Adverse events of dizziness and euphoric mood appeared to increase in frequency with increasing doses of CK-2017357; however, all of these adverse events were characterized as mild in severity. We intend to make a more complete presentation of data from Part B of this trial at an appropriate scientific forum to be determined.

Phase I (multi-dose):  In November 2009, we initiated and in January 2010, we completed a Phase I clinical trial designed to determine the safety and tolerability of CK-2017357 after multiple oral doses to steady state in healthy male volunteers. A secondary objective of this trial was to evaluate the pharmacokinetic profile of CK-2017357 after multiple oral doses to steady state. The trial evaluated doses that produced plasma concentrations in the range associated with the pharmacodynamic activity observed in Part B of the single-dose, first-time-in-humans Phase I clinical trial of CK-2017357. At steady state, both the maximum plasma concentration and the area under the CK-2017357 plasma concentration versus time curve from before dosing until 24 hours after dosing were generally dose proportional. In general, systemic exposure to CK-2017357 in this trial was high and inter-subject variability was low. In addition, these multiple dose regimens of CK-2017357 were well-tolerated, and no serious adverse events were reported. Adverse events of dizziness appeared to increase in frequency with increasing doses of CK-2017357, consistent with the incidence of dizziness observed at similar doses in Part B of the single-dose Phase I clinical trial. Events of euphoric mood occurred on CK-2017357 but not on placebo; however, they did not appear to be related to the dose level and their frequency was lower than was observed at similar dose levels in Part B of the single-dose Phase I clinical trial.

Planned Clinical Development:  Our goal in 2010 is to initiate and report data from at least two Phase IIa clinical trials of CK-2017357 designed to detect potential improvements in muscle function in populations of patients with neuromuscular disease or medical conditions associated with muscle wasting or fatigue. These clinical trials, which we refer to as evidence of effect clinical trials, are intended to translate pharmacodynamic assessments demonstrated in healthy volunteers to impaired populations and potentially to establish statistically significant and clinically relevant evidence of pharmacodynamic effects. These trials may then form the basis for larger clinical trials designed to demonstrate proof of concept in which improvements may be seen in the consequences of disease over time. We anticipate initiating an evidence of effect clinical trial of CK-2017357 in patients with ALS in the first half of 2010. We also anticipate initiating an evidence of effect clinical trial of CK-2017357 in patients with claudication in the first half of 2010.

CK-2017357 Non-Clinical Development:

In December 2009, we presented non-clinical data relating to CK-2017357 and our skeletal muscle contractility program at the Society on Cachexia and Wasting Disorders’ 5th Annual Cachexia Conference.

We anticipate continuing non-clinical development studies of the backup potential drug candidate in our skeletal muscle contractility program throughout 2010.

Ongoing research in skeletal muscle activators.  Our research on the direct activation of skeletal muscle continues in two areas. In addition to continuing our work with selective fast skeletal sarcomere activators from new structural series, we are conducting translational research with our existing series of skeletal sarcomere activators to explore the potential applications of this novel approach in preclinical studies. We also have a research program aimed at the discovery and validation of other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere.

Smooth Muscle Contractility Program

Overview.  Smooth muscle is a non-striated form of muscle that is found in the circulatory, respiratory, digestive and genitourinary organ systems and is responsible for the contractile properties of these tissues. Because the contractile elements in non-striated muscle are not arranged into sarcomeres, the regulation of smooth muscle differs from that in cardiac and skeletal muscles. Smooth muscle contractility is driven by smooth muscle myosin, a cytoskeletal motor protein that is directly responsible for converting chemical energy into mechanical force. Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstriction and may have application for indications such as asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have demonstrated pharmacological activity in preclinical models of vascular constriction. Smooth muscle myosin inhibitors administered orally may have application in systemic hypertension. We intend to continue to conduct non-clinical development of compounds from this program.

Ongoing research in smooth muscle myosin inhibitors.  In November 2009, we presented three abstracts summarizing non-clinical data from our smooth muscle myosin inhibitor program at the 2009 Scientific Sessions of the American Heart Association.

We are continuing to conduct early research activities to develop direct smooth muscle myosin inhibitor compounds for potential use in acute or chronic settings. Our research focus is to differentiate our compounds from existing drugs that are vasodilators that act by indirectly causing smooth muscle relaxation, such as commonly used calcium channel blockers. We are particularly interested in potential applications for our compounds where the benefits of currently available treatments are constrained by adverse side effects or limited effectiveness.

Oncology Program: Mitotic Kinesin Inhibitors

Overview.  We currently have three drug candidates for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. All of these arose from our earlier research activities directed to the role of the cytoskeleton in cell division and were progressed under our strategic alliance with GSK. This strategic alliance was established in 2001 to discover, develop and commercialize novel small molecule therapeutics targeting mitotic kinesins for applications in the treatment of cancer and other diseases. Mitotic kinesins are a family of cytoskeletal motor proteins involved in the process of cell division, or mitosis. Under this strategic alliance, we focused primarily on two mitotic kinesins: kinesin spindle protein (“KSP”) and centromere-associated protein E (“CENP-

E”). Inhibition of KSP or CENP-E interrupts cancer cell division, causing cell death. Ispinesib and SB-743921 are structurally distinct small molecules that specifically inhibit KSP. GSK-923295 specifically inhibits CENP-E.

In November 2006, we amended our strategic alliance with GSK and assumed responsibility, at our expense, for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E. GSK retained an option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921. This option expired at the end of 2008. Accordingly, we retain all rights to ispinesib and SB-743921, subject to certain royalty obligations to GSK. We have agreed with GSK to terminate our strategic alliance effective February 28, 2010. Accordingly, we have retained all rights to GSK-923295, subject to certain royalty obligations to GSK. GSK remains responsible for completing its Phase I clinical trial of GSK-923295, at its expense. We are evaluating strategic alternatives for the future development and commercialization of ispinesib, SB-743921 and GSK-923295 with third parties.

We have completed patient treatment in the Phase I portion of a Phase I/II clinical trial of ispinesib in breast cancer patients and have closed the trial. We have completed patient enrollment in the Phase I portion of our Phase I/II clinical trial for SB-743921 in patients with Hodgkin or non-Hodgkin lymphoma and intend to complete the Phase I portion of this trial. GSK is completing the on-going Phase I clinical trial of GSK-923295. We are evaluating strategic alternatives for the future development and commercialization of ispinesib, SB-743921 and GSK-923295 with third parties.

Background on Anti-Cancer Market.  It is estimated that the market for oncology products exceeded $48 billion worldwide in 2008. Within this market, we estimate that sales of drugs that inhibit mitosis, or anti-mitotic drugs, comprise a large portion of the commercial market for anti-cancer drugs. Taxanes, an important subset of anti-mitotic drugs, include paclitaxel from Bristol-Myers Squibb, and docetaxel from Sanofi-Aventis Pharmaceuticals Inc.

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

Mitotic kinesins are also essential to mitosis, but, unlike tubulin, are not believed to be present in non-dividing cells. We believe that drugs that inhibit KSP, CENP-E and other mitotic kinesins may represent the next generation of anti-mitotic cancer drugs by arresting mitosis and cell proliferation without impacting unrelated, normal cellular functions, thereby avoiding many of the toxicities commonly experienced by patients treated with existing anti-mitotic drugs. We believe that our anti-cancer drug candidates may be safer and, in certain tumor types, more effective than current anti-mitotic drugs. Preclinical studies of ispinesib, SB-743921 and GSK-923295 indicate that the primary toxicities of these drug candidates are limited to gastrointestinal side effects and a reduction in bone marrow function. In clinical trials of ispinesib and SB-743921, the major dose-limiting toxicity observed was neutropenia, a decrease in the number of a certain type of white blood cell, which was generally reversible. Limited or no evidence of drug-related toxicities to the nervous system, heart, lung, kidney or liver was observed. In a Phase I clinical trial of GSK-923295, the dose-limiting toxicities were fatigue and hypokalemia, a lower-than normal amount of potassium in the blood. We believe that these safety profiles could potentially increase the therapeutic value of our mitotic kinesin inhibitors relative to other anti-mitotic drugs, and that a mitotic kinesin inhibitor drug candidate that is shown to have efficacy in one tumor type may also potentially have applications in other tumor types.

Ispinesib.  Under our strategic alliance, GSK, in collaboration with the National Cancer Institute, sponsored the initial clinical trials program for ispinesib, which consisted of nine Phase II clinical trials and eight Phase I or Ib clinical trials evaluating ispinesib in a variety of both solid and hematologic cancers. To date, we believe clinical activity for ispinesib has been observed in non-small cell lung, ovarian and breast cancers, with the most clinical activity observed in a Phase II clinical trial evaluating ispinesib in the treatment of patients with locally advanced or metastatic breast cancer that had failed treatment with taxanes and anthracyclines. In addition, preclinical and Phase Ib clinical data on ispinesib indicate that it may have an additive effect when combined with certain existing chemotherapeutic agents. As a result of the expiration of GSK’s option relating to ispinesib, we have retained all development and commercialization rights to ispinesib, subject to certain royalty obligations to GSK.

Throughout 2009, we continued to conduct the Phase I portion of an open-label, non-randomized Phase I/II clinical trial designed to evaluate ispinesib as monotherapy administered as a first-line treatment in chemotherapy-naïve patients with locally advanced or metastatic breast cancer. This trial was designed to be a proof-of-concept study to potentially amplify the previously observed signals of clinical activity in breast cancer patients by using a more dose-dense schedule. The primary objectives of the Phase I portion of this clinical trial were to determine the dose-limiting toxicities and maximum-tolerated dose, and to assess the safety and tolerability of ispinesib administered as a 1-hour intravenous infusion on days 1 and 15 of a 28-day cycle. In June 2009, we presented interim data from this trial, which included tumor reductions of at least 30% in three patients. Ispinesib appeared to demonstrate anti-cancer activity with a similar tolerability profile when compared with prior clinical trials conducted with a once every 21 days dosing schedule. We have completed patient treatment in the Phase I portion of this trial and have closed the trial. We are evaluating strategic alternatives for the future development and commercialization of ispinesib with third parties.

SB-743921.

SB-743921 was studied by GSK in a dose-escalating Phase I clinical trial in advanced cancer patients using a once every 21-day dosing schedule. Dose-limiting toxicities in this clinical trial consisted predominantly of neutropenia and elevations in hepatic enzymes and bilirubin. Disease stabilization, ranging from 9 to 45 weeks, was observed in seven patients; one patient with cholangiocarcinoma had a confirmed partial response at the maximum tolerated dose. As a result of the expiration of GSK’s option relating to SB-743921, we have retained all development and commercialization rights to SB-743921, subject to certain royalty obligations to GSK.

Throughout 2009, we continued to conduct the Phase I portion of a Phase I/II clinical trial of SB-743921 in patients with Hodgkin or non-Hodgkin lymphoma. The primary objectives of the Phase I portion of this trial are to determine the dose-limiting toxicities and maximum tolerated dose and to assess the safety and tolerability of SB-743921 administered as a 1-hour intravenous infusion on days 1 and 15 of a 28-day cycle, a more dose-dense schedule than was previously evaluated, first without and then with the prophylactic administration of granulocyte colony-stimulating factor (“G-CSF”). Throughout 2009, we presented interim data from this trial at several scientific conferences. For SB-743921 given with G-CSF support, the maximum-tolerated dose was 9 mg/m2 and the main dose-limiting toxicity of SB-743921 was thrombocytopenia and neutropenia. A greater dose-density was achieved with SB-743921 given on a once every two week schedule without prophylactic G-CSF than a once every 21 days schedule. Grade 3 or 4 toxicities other than myelosuppression were infrequent, and there was no evidence of neuropathy or alopecia greater than grade 1. An efficacy signal was observed at doses at or above 6 mg/m2 in Hodgkin lymphoma patients. Of the 55 patients evaluable for efficacy, four partial responses (three patients with Hodgkin lymphoma and one with indolent non-Hodgkin lymphoma) were observed. The duration of the response in the patients with a partial response was between 8 weeks and 28 weeks. The authors concluded that further evaluation of SB-743921 in selected Hodgkin lymphoma populations as a single agent, and in combination with other promising drug candidates, is warranted. We have closed enrollment in this trial and intend to complete patient treatment in the Phase I portion of this trial. We are evaluating strategic alternatives for the future development and commercialization of SB-743921 with third parties.

GSK-923295.

GSK-923295, an inhibitor of CENP-E, is the third drug candidate to arise from our strategic alliance with GSK. GSK-923295 causes partial and complete shrinkages of human tumors in animal models and has exhibited properties in these studies distinguishing it from ispinesib and SB-743921. Following the agreed termination of our strategic alliance with GSK in February 2010, we have retained all development and commercialization rights to GSK-923295, subject to certain royalty obligations to GSK.

During 2009, GSK continued to enroll patients and dose-escalate in its Phase I clinical trial of GSK-923295. The primary objective of this dose-escalation and pharmacokinetic Phase I clinical trial is to determine the maximum-tolerated dose, dose-limiting toxicities, safety and pharmacokinetics of GSK-923295 in patients with advanced, refractory solid tumors. GSK-923295 was well-tolerated at doses ranging from 10 to 190 mg/m2. Among the 38 patients enrolled in the trial, six received the maximum tolerated dose of 190 mg/m2, and eight received a higher dose of 250 mg/m2, at which dose-limiting toxicity was observed in three of seven evaluable patients. Dose-limiting toxicities occurred in two patients with grade 3 fatigue and one with grade 3 hypokalemia, a lower-than-normal amount of potassium in the blood. No clear dose-related effects on hematologic parameters or gastro-intestinal toxicities were observed. A 50% decrease in the sum of tumor diameters (partial response) was observed in one patient with urothelial carcinoma, which was achieved after six cycles at 250 mg/m2. GSK-923295 exposure appeared to be dose-proportional across the range of doses studied. GSK has agreed to complete this clinical trial, at its expense. We are evaluating strategic alternatives for the future development and commercialization of GSK-923295 with third parties.

Non-Clinical Research:  Non-clinical data relating to GSK-923295 were presented at the April 2009 American Association of Cancer Research Annual Meeting, the June 2009 Annual Meeting of the American Society of Clinical Oncology, the November 2009 AACR-NCI-EORTC International Conference and the December 2009 32nd Annual San Antonio Breast Cancer Symposium.

Research and Development Expense

Our research and development expense was $39.8 million, $54.0 million, and $53.4 million for 2009, 2008 and 2007, respectively, and $377.3 million for the period from August 5, 1997 (date of inception) through December 31, 2009. Total operating expense was $55.4 million, $71.5 million, and $70.1 million for 2009, 2008 and 2007, respectively, and $495.9 million for the period from date of inception through December 31, 2009.

Our Patents and Other Intellectual Property

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2009, we had 144 issued U.S. patents and over 200 additional pending U.S. and foreign patent applications. In addition, we have an exclusive license from the University of California and Stanford University to 16 issued U.S. patents and an issued European patent. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

With regard to our drug candidates directed to muscle biology targets, we have a U.S. patent relating to omecamtiv mecarbil and a U.S. patent relating to our skeletal muscle sarcomere activators, each of which will expire in 2027 unless extended. We also have additional U.S. and foreign patent applications pending for each of our drug candidates and potential drug candidates. It is not known or determinable whether other patents will issue from any of our other pending applications or what the expiration dates would be for any other patents that do issue. With regard to our oncology drug candidates, we have a U.S. patent covering ispinesib that will expire in 2020, unless extended; a U.S. patent covering SB-743921 that will expire in 2023, unless extended; and a U.S. patent covering GSK-923295 that will expire in 2025, unless extended. We have additional U.S. and foreign patent applications pending for each of ispinesib, SB-743921 and GSK-923295. It is not known or determinable whether patents will issue from any of these applications or what the expiration dates would be for any other patents that do issue.

All of our drug candidates are still in clinical development and have not yet been approved by the FDA. If any of these drug candidates is approved, then pursuant to federal law, we may apply for an extension of the U.S. patent term for one patent covering the approved drug, which could extend the term of the applicable patent by up to a maximum of five additional years.

The degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of these patents, our ability to enforce our existing patents and to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards that the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. Thus, we cannot be sure that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot be sure that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products, or will afford us a commercial advantage over competitive products. For example:

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

Currently, we are aware of an issued U.S. patent and at least one pending U.S. patent application assigned to Curis, Inc. (“Curis”), relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis U.S. patent claims a method of inhibiting signaling by what is called the hedgehog pathway using certain quinazolinone compounds. Curis also has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof and methods of their use. Two of the Australian applications have been allowed and two of the European applications have been granted. We have opposed the granting of certain of these patents to Curis in Europe and in Australia. Curis has withdrawn one of the Australian applications. One of the European patents that we opposed was recently revoked and is no longer valid in Europe. Curis has appealed this decision.

Curis or a third party may assert that the manufacture, use, importation or sale of ispinesib may infringe one or more of its patents. We believe that we have valid defenses against the issued U.S. patent owned by Curis if it were to be asserted against us. However, we cannot guarantee that a court would find these defenses valid or that any additional defenses would be successful. We have not attempted to obtain a license to these patents. If we decide to seek a license to these patents, we cannot guarantee that such a license would be available on acceptable terms, if at all.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice regulations;

•	submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with good clinical practices;

•	submission of a new drug application (“NDA”) to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

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

Clinical Trials:  For purposes of an NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•	Phase I: These clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients. In some cases, a sponsor may decide to conduct a “Phase Ib” clinical trial, which is a second, safety-focused Phase I trial typically designed to evaluate the pharmacokinetics and tolerability of the drug candidate in combination with currently approved drugs.

•	Phase II: These clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to make an initial determination of potential efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. Phase IIa clinical trials generally are designed to study the pharmacokinetic or pharmacodynamic properties and to conduct a preliminary assessment of safety of the drug candidate over a measured dose response range. In some cases, a sponsor may decide to conduct a Phase IIb clinical trial, which is a second, typically larger, confirmatory Phase II trial that could, if positive and accepted by the FDA, serve as a pilot or pivotal clinical trial in the approval of a drug candidate.

•	Phase III: These clinical trials are commonly referred to as pivotal clinical trials. If the Phase II clinical trials demonstrate that a dose range of the drug candidate is potentially effective and has an acceptable safety profile, Phase III clinical trials are then undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

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

New Drug Application.  The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. In addition, the FDA may require that a proposed Risk Evaluation and Mitigation Strategy, also known as a REMS, be submitted as part of the NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA often, but not always, follows the advisory board’s recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data, including data in a pediatric population, or an additional pivotal Phase III clinical trial or impose other conditions that must be met in order to secure final approval for an NDA. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our partners do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase IV clinical trials, and surveillance or restrictive distribution programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain prior FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

Orphan Drug Designation.  Some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. The FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. For example, the FDA has granted CK-2017357 an orphan drug designation for the treatment of ALS.

An orphan drug designation does not shorten the duration of the regulatory review and approval process. If a drug based on a drug candidate which has an orphan drug designation receives the first FDA marketing approval for the indication for which the designation was granted, then the approved drug is entitled to orphan drug exclusivity. This means that the FDA may not approve another company’s application to market the same drug for the same indication for a period of seven years, except in certain circumstances, such as a showing of clinical superiority to the drug with orphan exclusivity or if the holder of the orphan drug designation cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the designation was granted. Competitors may receive approval of different drugs or biologics for the indications for which the orphan drug has exclusivity.

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

If omecamtiv mecarbil is approved for marketing by the FDA for heart failure, it would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as istaroxamine, which is being developed by Debiopharm Group; bucindolol, which is being developed by ARCA biopharma, Inc.; relaxin, which is being developed by Novartis; and CD-NP, which is being developed by Nile Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

With respect to CK-2017357 and other compounds that may arise from our skeletal muscle contractility program, we are aware that Ligand Pharmaceuticals, Inc. is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; GTx, Inc. and Merck & Co. are collaborating to conduct clinical trials with ostarine, a selective androgen receptor modulator, for a variety of potential indications, including sarcopenia, cancer cachexia and other musculoskeletal wasting or muscle loss conditions; and Amgen is investigating AMG 745, a myostatin inhibitor, for its utility in inhibiting muscle loss associated with a variety of diseases and conditions. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function.

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

Employees

As of December 31, 2009, our workforce consisted of 111 full-time employees, 29 of whom hold Ph.D. or M.D. degrees, or both, and 21 of whom hold other advanced degrees. Of our total workforce, 81 are engaged in research and development and 30 are engaged in business development, finance and administration functions.

In September 2008, we announced a restructuring plan to realign our workforce and operations in line with a strategic reassessment of our research and development activities and corporate objectives. As a result, we focused our research activities to our muscle contractility programs while continuing our then-ongoing clinical trials in heart failure and cancer, and discontinued early research activities directed to oncology. To implement this plan, we reduced our workforce at the time by approximately 29%, or 45 employees, to 112 employees. The affected employees were provided with severance and related benefits payments and outplacement assistance.

We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Available Information

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

We have generally incurred operating losses in each year since our inception in 1997, due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our drug candidates are in the early stages of clinical testing, and we and our partners must conduct significant additional clinical trials before we and our partners can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur increasing losses for at least several more years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than milestone and royalty payments that we may receive under our collaboration and option agreement with Amgen. We may not receive any further funds under either of these agreements. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent years, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

To the extent that we raise additional funds through strategic alliances or licensing and other arrangements with third parties, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds by issuing equity securities, our stockholders will experience additional dilution. To the extent that we raise additional funds through debt financing, the financing may involve covenants that restrict our business activities. In addition, such funding, if needed, may not be available to us on favorable terms, or at all.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates that have progressed into clinical development are: omecamtiv mecarbil, our drug candidate for the potential treatment of heart failure; CK-2017357, our drug candidate for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction; and ispinesib, SB-743921 and GSK-923295, our drug candidates for the potential treatment of cancer. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we must adequately demonstrate to the FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and they may never be. In addition, for each of our current preclinical compounds, we must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to submit an IND to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. Furthermore, we may need to submit separate INDs (or foreign equivalent) to different divisions within the FDA (or foreign regulatory authorities) in order to pursue clinical trials in different therapeutic areas. Each new IND (or foreign equivalent) must be reviewed by the new division before the clinical trial under its jurisdiction can proceed, entailing all the risks of delay inherent to regulatory review. If our current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.

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

In addition, while the clinical trials of our drug candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. For example, in a number of two-stage Phase II clinical trials designed to evaluate the safety and efficacy of ispinesib as monotherapy in the first- or second-line treatment of patients with different forms of cancer, ispinesib did not satisfy the criteria for advancement to Stage 2. In addition, individual patient responses to the dose administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other alternative methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.

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

We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in clinical trials of omecamtiv mecarbil, intolerable doses were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction. In clinical trials of ispinesib, the most commonly observed dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In a Phase I clinical trial of CK-2017357, adverse events of dizziness and euphoric mood appeared to increase in frequency with increasing doses of CK-2017357.

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

Clinical trials are subject to rigorous regulatory requirements and are very expensive, difficult and time-consuming to design and implement. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use of the drug candidate and safety concerns. We estimate that the clinical trials of our current drug candidates will each continue for several more years. However, the clinical trials for all or any of these drug candidates may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:

•	delays in obtaining, or inability to obtain, regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners deem necessary for the appropriate and timely development of our drug candidates and commercialization of any resulting drugs;

•	delays in identifying and reaching agreement, or inability to identify and reach agreement, on acceptable terms, with prospective clinical trial sites and other entities involved in the conduct of our clinical trials;

•	delays or additional costs in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use, including an appropriate modified release oral formulation for omecamtiv mecarbil;

•	slower than expected rates of patient recruitment and enrollment, including as a result of competition for patients with other clinical trials; limited numbers of patients that meet the enrollment criteria; patients’, investigators’ or trial sites’ reluctance to agree to the requirements of a protocol; or the introduction of alternative therapies or drugs by others;

•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;

•	an IRB or its foreign equivalent may require changes to a protocol that then require approval from regulatory agencies and other IRBs and their foreign equivalents, or regulatory authorities may require changes to a protocol that then require approval from the IRBs or their foreign equivalents;

•	for clinical trials conducted in foreign countries, the time and resources required to identify, interpret and comply with foreign regulatory requirements or changes in those requirements, and political instability or natural disasters occurring in those countries;

•	lack of effectiveness of our drug candidates during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial materials;

•	uncertain dosing issues;

•	failure by us, our partners, or clinical research organizations, investigators or site personnel engaged by us or our partners to comply with good clinical practices and other applicable laws and regulations;

•	inability or unwillingness of investigators or their staffs to follow clinical protocols;

•	inability to monitor patients adequately during or after treatment;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our drug candidates or their clinical trial endpoints obsolete; and

•	results from non-clinical studies that may adversely impact the timing or further development of our drug candidates.

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

We have retained all rights to develop and commercialize CK-2017357, ispinesib, SB-743921 and GSK-923295. We currently do not have a strategic partner for these drug candidates. We are relying on GSK to complete its Phase I clinical trial for GSK-923295, and we then will be responsible for any further clinical development of GSK-923295. We expect to rely on one or more strategic partners or other arrangements with third parties to advance and develop each of CK-2017357, ispinesib, SB-743921, GSK-923295 and other compounds from our skeletal muscle contractility program and our smooth muscle myosin inhibitors. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all.

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

We utilize contract research organizations (“CROs”) for our clinical trials of CK-2017357, ispinesib and SB-743921 within and outside of the United States. We do not have control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves. The activities conducted by our CROs therefore may not be completed on schedule or in a satisfactory manner. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable laws. Our CROs’ failure to carry out development activities on our behalf according to our and the FDA’s or other regulatory agencies’ requirements and in accordance with applicable U.S. and foreign laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited. If we fail to effectively manage the CROs carrying out the development of our drug candidates or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.

We have no manufacturing capacity and depend on our strategic partners and contract manufacturers to produce our clinical trial drug supplies for each of our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates or potential drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing clinical development of omecamtiv mecarbil worldwide, except Japan. We have relied on GSK to conduct these activities for the ongoing clinical development of GSK-923295. For CK-2017357, ispinesib, SB-743921 and our other drug candidates and potential drug candidates, we rely (and for omecamtiv mecarbil, we have relied) on a limited number of contract manufacturers, and, in particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

If one or more products resulting from our drug candidates is approved for sale by the FDA and we do not have adequate intellectual property protection for those products, competitors could duplicate them for approval and sale in the United Sates without repeating the extensive testing required of us or our partners to obtain FDA approval. Regardless of any patent protection, under current law, an application for a generic version of a new chemical entity cannot be approved until at least five years after the FDA has approved the original product. When that period expires, or if that period is altered, the FDA could approve a generic version of our product regardless of our patent protection. An applicant for a generic version of our product may only be required to conduct a relatively inexpensive study to show that its product is bioequivalent to our product, and may not have to repeat the lengthy and expensive clinical trials that we or our partners conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection for our products in other countries, competitors may similarly be able to obtain regulatory approval in those countries of generic versions of our products.

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

Currently, we are aware of an issued U.S. patent and at least one pending U.S. patent application assigned to Curis, Inc., relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. The Curis U.S. patent claims a method of inhibiting signaling by what is called the hedgehog pathway using certain quinazolinone compounds. Curis also has pending applications in Europe, Japan, Australia and Canada with claims covering certain quinazolinone compounds, compositions thereof and methods of their use. Two of the Australian applications have been allowed and two of the European applications have been granted. We have opposed the granting of certain of these patents to Curis in Europe and in Australia. Curis has withdrawn one of the Australian applications. One of the European patents that we opposed was recently revoked and is no longer valid in Europe. Curis has appealed this decision.

Curis or a third party may assert that the manufacture, use, importation or sale of ispinesib may infringe one or more of its patents. We believe that we have valid defenses against the issued U.S. patent owned by Curis if it were to be asserted against us. However, we cannot guarantee that a court would find these defenses valid or that any additional defenses would be successful. We have not attempted to obtain a license to these patents. If we decide to seek a license to these patents, we cannot guarantee that such a license would be available on acceptable terms, if at all.

Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Bayer AG, Merck & Co., Inc., Merck GmbH, Eli Lilly and Company, Bristol-Myers Squibb Company and AstraZeneca AB). Further development of these products could be impacted by these patents and result in significant legal fees.

If a third party claims that our actions infringe its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including, but not limited to:

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

We may undertake infringement or other legal proceedings against third parties, causing us to spend substantial resources on litigation and exposing our own intellectual property portfolio to challenge.

Third parties may infringe our patents. To prevent infringement or unauthorized use, we may need to file infringement suits, which are expensive and time-consuming. In an infringement proceeding, a court may decide that one or more of our patents is invalid, unenforceable, or both. In this case, third parties may be able to use our technology without paying licensing fees or royalties. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the ground that the other party’s activities are not covered by our patents. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. In addition, third parties may affirmatively challenge our rights to, or the scope or validity of, our patent rights.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, cancer and other diseases for which our drug candidates may be useful treatments. For example, if omecamtiv mecarbil is approved for marketing by the FDA for heart failure, that drug candidate would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as istaroxamine, which is being developed by Debiopharm Group; bucindolol, which is being developed by ARCA biopharma, Inc.; relaxin, which is being developed by Novartis; and CD-NP, which is being developed by Nile Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

With respect to CK-2017357 and other compounds that may arise from our skeletal muscle contractility program, we are aware that Ligand Pharmaceuticals, Inc. is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; GTx, Inc. and Merck & Co. are collaborating to conduct clinical trials with ostarine, a selective androgen receptor modulator, for a variety of potential indications, including sarcopenia, cancer cachexia and other musculoskeletal wasting or muscle loss conditions; and Amgen is investigating AMG 745, a myostatin inhibitor, for its utility in inhibiting muscle loss associated with a variety of diseases and conditions.

Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function.

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

In light of our continued need for funding and cost control, we may be required to implement future workforce and expense reductions, which may negatively affect our productivity and limit our research and development activities. For example, as part of our strategic restructuring and workforce reduction in 2008, we discontinued our early research activities in oncology. Our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce reductions. In addition, the implementation of workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business.

We currently have no sales or marketing staff and, if we are unable to enter into or maintain strategic alliances with marketing partners or to develop our own sales and marketing capabilities, we may not be successful in commercializing our potential drugs.

We currently have no sales, marketing or distribution capabilities. We plan to commercialize drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs. If we determine not to market on our drugs on our own, we will depend on strategic alliances with third parties, such as Amgen, which have established distribution systems and direct sales forces to commercialize them. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize these drugs. To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues and business will suffer and our stock price would decrease.

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

All of our facilities and our important documents and records, such as hard copies of our laboratory books and records for our drug candidates and compounds and our electronic business records, are located in our corporate headquarters at a single location in South San Francisco, California near active earthquake zones. If a natural disaster, such as an earthquake or flood, a catastrophic event such as a disease pandemic or terrorist attack, or a localized extended outage of critical utilities or transportation systems occurs, we could experience a significant business interruption. Our partners and other third parties on which we rely may also be subject to business interruptions from such events. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

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

The stock market, particularly in recent months and years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	announcements concerning any of the clinical trials for our drug candidates, such as omecamtiv mecarbil for heart failure; CK-2017357 for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction; and ispinesib, SB-743921or GSK-923295 for cancer (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points);

•	announcements concerning our strategic alliances with Amgen or future strategic alliances;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry or in the stock market generally.

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

As of February 28, 2010, our executive officers, directors and their affiliates beneficially owned or controlled approximately 25.5% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (“SEC”) regulations and NASDAQ Stock Market LLC rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of these costs. For example, compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. Our assessment, testing and evaluation of the design and operating effectiveness of our internal control over financial reporting resulted in our conclusion that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. However, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. In addition, the SEC has adopted regulations that will require us to file corporate financial statement information in a new interactive data format known as XBRL beginning in 2011. We will incur significant costs and need to invest considerable resources to implement and to remain in compliance with these new requirements.

These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to maintain high standards of corporate governance and public disclosure. As a result, we intend to invest the resources necessary to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.

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

In October 2007, we entered into a committed equity financing facility with Kingsbridge. This committed equity financing facility entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. To date, we have received $10.3 million in gross proceeds under this committed equity financing facility. We may sell a maximum of 9,779,411 shares under this committed equity financing facility. This is approximately the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval under the rules of the NASDAQ Stock Market LLC. This limitation may further limit the amount of proceeds we are able to obtain from this committed equity financing facility.

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

We hold interest-bearing student loan auction rate securities (“ARS”) that represent investments in pools of assets. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par value. The uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our ARS have failed to settle on their respective settlement dates. Consequently, these ARS are not currently liquid and we will not be able to access these funds until a future auction of the ARS is successful, the issuer redeems the outstanding ARS, the ARS mature or a buyer is found outside of the auction process. Maturity dates for these ARS range from 2036 to 2045. As of December 31, 2009, we have recorded $2.4 million of cumulative unrealized losses in the statements of operations related to the ARS that we hold in our investment portfolio. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses due to further declines in value in future quarters. This could adversely impact our results of operations and financial condition. We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS. However, if we are unable to access the funds underlying or secured by these ARS in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely affected.

We may not be able to recover the value of our ARS under our settlement agreement with UBS AG.

We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS. In accepting the settlement offer, we agreed to give up certain rights and accept certain risks. Under this settlement, UBS AG has issued to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights entitle us to require UBS AG to purchase our ARS, through UBS Securities LLC and UBS Financial Services Inc. (the “UBS Entities”) as agents for UBS AG, from June 30, 2010 through July 2, 2012 at par value, i.e., at a price equal to the liquidation preference of the ARS plus accrued but unpaid interest, if any. We intend to liquidate our ARS on June 30, 2010, the earliest date we can exercise the ARS Rights.

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

In connection with the settlement, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement. We have drawn down the full amount available under the loan agreement. The borrowings under the loan agreement are payable upon demand, subject to UBS Financial Services’ obligations to arrange alternative financing for us under certain circumstances. As of December 31, 2009, the loan balance was $10.2 million as a result of the sale of certain ARS at par value.

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

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “CYTK,” and has been quoted on this market since our initial public offering on April 29, 2004. Prior to such date, there was no public market for our common stock. The following table sets forth the high and low closing sales price per share of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	Closing Sale Price
	High	Low

Fiscal 2008:
First Quarter	$4.73	$3.00
Second Quarter	$4.17	$2.81
Third Quarter	$5.69	$3.61
Fourth Quarter	$4.43	$2.00
Fiscal 2009:
First Quarter	$2.87	$1.45
Second Quarter	$3.08	$1.64
Third Quarter	$5.30	$2.71
Fourth Quarter	$5.24	$2.59

On February 26, 2010, the last reported sale price for our common stock on the NASDAQ Global Market was $3.04 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 26, 2010, there were 124 holders of record of our common stock.

On December 29, 2006, in connection with entering into our collaboration and option agreement with Amgen, we contemporaneously entered into a common stock purchase agreement with Amgen, which provided for the sale of 3,484,806 shares of our common stock at a price per share of $9.47, an aggregate purchase price of approximately $33.0 million, and a registration rights agreement that provides Amgen with certain registration rights with respect to these shares. The shares were issued to Amgen on January 2, 2007. Pursuant to the common stock purchase agreement, Amgen has agreed to certain trading and other restrictions with respect to our common stock. We relied on the exemption from registration contained in Section 4(2) of the Securities Act in connection with the issuance and sale of the shares to Amgen.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12.

Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index(*)

(*)	The above graph shows the cumulative total stockholder return of an investment of $100 in cash from December 31, 2004 through December 31, 2009 for: (i) our common stock; (ii) the NASDAQ Stock Market (U.S.) Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Cytokinetics, Incorporated	$100.00	$63.80	$72.98	$46.15	$27.80	$28.39
NASDAQ Stock Market (U.S.) Index	$100.00	$102.28	$112.81	$124.70	$59.78	$86.87
NASDAQ Biotechnology Index	$100.00	$102.87	$103.97	$108.79	$95.13	$110.20

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues:
Research and development revenues from related parties(2)	$7,171	$186	$1,388	$1,622	$4,978
Research and development, grant and other revenues	—	—	—	4	1,134
License revenues from related parties(2)	74,367	12,234	12,234	1,501	2,800

Total revenues	81,538	12,420	13,622	3,127	8,912

Operating expenses:
Research and development	39,840	53,950	53,388	49,225	40,570
General and administrative	15,626	15,076	16,721	15,240	12,975
Restructuring charges (reversals)	(23)	2,473	—	—	—

Total operating expenses	55,443	71,499	70,109	64,465	53,545

Operating income (loss)	26,095	(59,079)	(56,487)	(61,338)	(44,633)
Interest and other, net(3)	(1,401)	2,705	7,593	4,223	2,381

Net income (loss) before income taxes	24,694	(56,374)	(48,894)	(57,115)	(42,252)
Provision for income taxes	150	—	—	—	—

Net income (loss)	$24,544	$(56,374)	$(48,894)	$(57,115)	$(42,252)

Net income (loss) per common share:
Basic	$0.43	$(1.14)	$(1.03)	$(1.56)	$(1.48)

Diluted	$0.42	$(1.14)	$(1.03)	$(1.56)	$(1.48)

Weighted average shares used in computing net income (loss) per common share:(1)
Basic	57,390	49,392	47,590	36,618	28,582

Diluted	57,961	49,392	47,590	36,618	28,582

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short- and long-term investments(1)	$112,369	$73,503	$139,764	$109,542	$76,212
Restricted cash	1,674	2,750	5,167	6,034	5,172
Working capital	96,735	36,033	95,568	127,228	67,600
Total assets	122,599	87,454	155,370	169,516	91,461
Long-term portion of equipment financing lines	985	2,615	4,639	7,144	6,636
Deficit accumulated during the development stage	(311,363)	(335,907)	(279,533)	(230,639)	(173,524)
Total stockholders’ equity(1)	101,428	49,766	99,916	106,313	73,561

(1)	Our initial public offering was declared effective by the SEC and our common stock commenced trading on April 29, 2004. We sold 7,935,000 shares of common stock in the offering for net proceeds of approximately $94.0 million. In addition, we sold 538,461 shares of our common stock to GlaxoSmithKline (“GSK”) immediately prior to the closing of our initial public offering for net proceeds of approximately $7.0 million. Also in conjunction with our initial public offering, all of the outstanding shares of our convertible preferred stock were converted into 17,062,145 shares of our common stock. In December 2005, we sold 887,576 shares of common stock to Kingsbridge Capital Limited (“Kingsbridge”) pursuant to the committed equity financing facility we entered into with Kingsbridge in 2005 for net proceeds of $5.5 million. In 2006, we sold 10,285,715 shares in two registered direct offerings for net proceeds of approximately $66.9 million, and sold 2,740,735 shares of common stock to Kingsbridge pursuant to the 2005 committed equity financing facility for net proceeds of $17.0 million. In 2007, we sold 2,075,177 shares of common stock to Kingsbridge pursuant to the 2005 committed equity financing facility for net proceeds of $9.5 million. In January 2007, we issued 3,484,806 shares of common stock to Amgen for net proceeds of $32.9 million in connection with a common stock purchase agreement with Amgen. In 2009, we sold 3,596,728 shares of common stock to Kingsbridge pursuant to the 2007 committed equity financing facility for net proceeds of $6.9 million. In May 2009, we sold 7,106,600 shares of common stock in a registered direct offering for net proceeds of approximately $12.9 million.

(2)	Revenues from related parties consisted of revenues recognized under our research and development arrangements with related parties, including Amgen and GSK. See Note 5 in the Notes to Financial Statements for further details.

(3)	Interest and Other, net consisted of interest income/expense and other income/expense. For the year ended December 2009 and 2008, it also included warrant expense and an unrealized gain (loss) on our auction rate securities (“ARS”) and investment put option related to the Series C-2 ARS Rights issued to us by UBS AG. See Note 13 in the Notes to Financial Statements for further details.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our cardiac muscle contractility program is focused on activators of cardiac muscle myosin, a motor protein that powers cardiac muscle contraction. Our lead drug candidate from this program is omecamtiv mecarbil (formerly known as CK-1827452). We have conducted a clinical development program for omecamtiv mecarbil for the potential treatment of heart failure, comprised of a series of Phase I and Phase IIa clinical trials. In May 2009, Amgen acquired an exclusive license to develop and commercialize omecamtiv mecarbil worldwide, except Japan, subject to our development and commercialization participation rights. Amgen is now responsible for the clinical development of omecamtiv mecarbil.

CK-2017357 is the lead drug candidate from our skeletal sarcomere activator program. The skeletal muscle sarcomere is the basic unit of skeletal muscle contraction. We believe CK-2017357 may be useful in treating diseases or medical conditions associated with skeletal muscle weakness or wasting. CK-2017357 has been studied in two Phase I clinical trials and we plan to initiate at least two Phase IIa clinical trials of CK-2017357 in 2010. In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of amyotrophic lateral sclerosis. We have also designated a second, structurally distinct, fast skeletal muscle sarcomere activator for development as a backup compound to CK-2017357.

In our smooth muscle contractility program, we are conducting non-clinical development of compounds that directly inhibit smooth muscle myosin, the motor protein central to the contraction of smooth muscle, causing the relaxation of contracted smooth muscle. Compounds from this program may be developed as a potential treatment for diseases associated with bronchoconstriction, vascular constriction, or both.

Earlier research activities at the company were directed to the inhibition of mitotic kinesins, a family of cytoskeletal motor proteins involved in the process of cell division, or mitosis. This research produced three drug candidates that have progressed into clinical testing for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. In December 2009, we announced that we and GlaxoSmithKline (“GSK”) had agreed to terminate our strategic alliance, established in 2001, relating to our mitotic kinesin inhibitors. We are currently evaluating strategic alternatives for our oncology program with third parties.

Muscle Contractility Programs

Cardiac Muscle Contractility Program

Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. In December 2006, we entered into a collaboration and option agreement with Amgen Inc. to discover, develop and commercialize novel small molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including omecamtiv mecarbil. The agreement provided Amgen with a non-exclusive license and access to certain technology. The agreement also granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In May 2009, Amgen exercised this option and subsequently paid us an exercise fee of $50.0 million. As a result, Amgen is now responsible for the development and commercialization of omecamtiv mecarbil and related compounds, at its expense worldwide, except Japan, subject to our development and commercialization participation rights. Under the agreement, Amgen will reimburse us for agreed research and development activities we perform. The agreement provides for potential pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote omecamtiv mecarbil in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

We have conducted a clinical trials program for omecamtiv mecarbil comprised of multiple Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time. However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

Throughout 2009, we presented final data from our Phase IIa clinical trial evaluating omecamtiv mecarbil administered intravenously to patients with stable heart failure. The final results showed statistically significant increases in systolic ejection time, and in stroke volume, cardiac output, fractional shortening and ejection fraction (all measures of cardiac function), that occurred across the patient population in a concentration-dependent manner. In addition, the data demonstrated statistically significant correlations between increasing omecamtiv mecarbil plasma concentrations and decreases in left ventricular end-systolic volume, left ventricular end-diastolic volume and heart rate. Omecamtiv mecarbil appeared to be generally well-tolerated in stable heart failure patients over a range of plasma concentrations during continuous intravenous administration. Patients with reduced stroke volumes (<50ml) at baseline had generally greater pharmacodynamic responses to omecamtiv mecarbil than those in patients with greater stroke volumes at baseline, demonstrating robust pharmacodynamic activity in this more severely affected sub-population of patients from the trial.

Throughout 2009, we presented data from a double-blind, randomized, placebo-controlled Phase IIa clinical trial evaluating the effect of omecamtiv mecarbil on symptom-limited exercise tolerance in heart failure patients with ischemic cardiomyopathy and angina. The primary safety endpoint of this clinical trial was stopping an exercise treadmill test due to angina at a stage earlier than the shorter of two baseline exercise treadmill tests. This endpoint occurred in one patient receiving placebo and in no patients receiving either the lower or higher of two dose levels of omecamtiv mecarbil. In heart failure patients with ischemic cardiomyopathy and angina, who theoretically could be most vulnerable to the possible deleterious consequences of systolic ejection time prolongation, treatment with omecamtiv mecarbil, at doses producing plasma concentrations previously demonstrated in other trials to increase cardiac function, did not appear to deleteriously affect a broad range of safety assessments in the setting of exercise. Two serious adverse events were reported. Both occurred in a single patient who had received intravenous omecamtiv mecarbil. Both these events were judged by the investigator to have been unrelated to treatment with omecamtiv mecarbil.

In April 2009, we initiated a Phase IIa, open-label, multi-center, multiple-dose clinical trial designed to evaluate and compare the oral pharmacokinetics of a modified release and an immediate release formulation of omecamtiv mecarbil under fed conditions in patients with stable heart failure. We have closed enrollment in this trial and completed all patient treatment. Cytokinetics and Amgen have been planning a Phase Ib, multi-center, open-label, dose-escalating, sequential-cohort, pharmacokinetic clinical trial of modified-release and immediate-release oral formulations of omecamtiv mecarbil in stable heart failure patients.

In July 2009, we announced the discontinuation of a Phase IIa clinical trial evaluating an intravenous formulation of omecamtiv mecarbil in patients with stable heart failure undergoing clinically indicated coronary angiography in the cardiac catheterization laboratory. This decision, made jointly by the companies, was due to the challenges of the current trial design and the constraints on enrolling eligible and consenting patients. The companies may revisit the objectives of this trial in the context of the overall clinical development program for omecamtiv mecarbil.

Amgen is now responsible for clinical development of omecamtiv mecarbil following its exercise of its option. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting. Cytokinetics and Amgen have been planning a Phase Ib, multi-center, open-label, dose-escalating, sequential-cohort, pharmacokinetic clinical trial of modified-release and immediate-release oral formulations of omecamtiv mecarbil in stable heart failure patients. We anticipate that Amgen will initiate this clinical trial in the first half of 2010. Cytokinetics and Amgen have also been planning a Phase Ib, multi-center, open-label, single-dose, safety and pharmacokinetic clinical trial of a modified-release oral formulation of omecamtiv mecarbil in patients with renal dysfunction. We anticipate that Amgen will initiate this clinical trial in the first half of 2010. Both of these clinical trials will be conducted using active pharmaceutical ingredient and drug product manufactured by Amgen.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict when or if this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $9.9 million, $20.9 million and $22.4 million in the years ended December 31, 2009, 2008 and 2007, respectively. Subsequent to Amgen’s option exercise, in 2009 we received and recognized $7.1 million as revenue reimbursement from Amgen, including $4.0 million for the transfer of our existing inventories of omecamtiv mecarbil and related reference materials and $3.1 million for full-time employee equivalent (“FTE”) and out of pocket expense reimbursement.

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

Skeletal Muscle Contractility Program

CK-2017357 is the lead potential drug candidate from this program. In 2009, we announced that we had selected another compound from this program as a backup development compound to CK-2017357. CK-2017357 and its backup development compound are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds act on fast skeletal muscle troponin. Activation of troponin increases its sensitivity to calcium, leading to an increase in skeletal muscle contractility. This mechanism of action has demonstrated encouraging pharmacological activity in preclinical models. We are evaluating the potential indications for which CK-2017357 may be useful. In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s disease.

In June 2009, we initiated the first part, or Part A, of a two-part, Phase I, first-time-in-humans, ascending, single-dose, double-blind, placebo-controlled clinical trial of CK-2017357. This trial is designed to assess the safety, tolerability and pharmacokinetic profile of this drug candidate administered orally in healthy male volunteers and to determine its maximum tolerated dose and plasma concentration. Doses of up to 2000 mg have been administered in this trial without intolerable adverse events being observed.

Part B of this trial, initiated in November 2009 and completed in January 2010, was a double-blind, randomized, placebo-controlled, crossover study in healthy male volunteers of single oral doses of CK-2017357 that were tolerated in Part A. The doses administered to the healthy volunteers in Part B produced concentration-dependent, statistically significant increases versus placebo in the force developed by the tibialis anterior, the muscle evaluated in this trial. The doses administered in Part B were well tolerated, and there were no serious adverse events reported. Adverse events of dizziness and euphoric mood were categorized as mild in severity, and appeared to increase in frequency with increasing doses of CK-2017357. We intend to make a more complete presentation of data from Part B of this trial at an appropriate scientific forum to be determined.

In November 2009, we initiated, and in January 2010 we completed, a Phase I clinical trial designed to determine the safety and tolerability of CK-2017357 after multiple oral doses to steady state in healthy male volunteers. The trial evaluated doses that produced plasma concentrations in the range associated with the pharmacodynamic activity observed in Part B of the single-dose Phase I study. At steady state, both the maximum plasma concentration and the area under the CK-2017357 plasma concentration versus time curve from before dosing until 24 hours after dosing were generally dose proportional. In general, systemic exposure to CK-2017357 in this trial was high and inter-subject variability was low. In addition, these multiple dose regimens of CK-2017357 were well tolerated, and no serious adverse events were reported. Adverse events of dizziness appeared to increase in frequency with increasing doses of CK-2017357, consistent with the incidence of dizziness observed at similar doses in Part B of the single-dose Phase I clinical trial. Events of euphoric mood occurred on CK-2017357 but not on placebo; however, they did not appear to be related to the dose level and their frequency was lower than was observed at similar dose levels in Part B of the single-dose Phase I clinical trial.

In December 2009, we presented non-clinical data relating to CK-2017357 and our skeletal muscle contractility program at the Society on Cachexia and Wasting Disorders’ 5th Annual Cachexia Conference.

We anticipate initiating at least two Phase IIa clinical trials of CK-2017357 in 2010: one in patients with ALS and one in patients with claudication. Each of these Phase IIa clinical trials is intended to investigate whether CK-2017357 may produce evidence of pharmacodynamic effects in the respective patient population.

We anticipate continuing non-clinical development studies of the backup potential drug candidate in our skeletal muscle contractility program throughout 2010.

CK-2017357 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $17.5 million, $10.5 million and $5.9 million in the years ended December 31, 2009, 2008 and 2007, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357, its back-up compound or other compounds from this program into and through development.

Smooth Muscle Contractility Program

Smooth muscle is a non-striated form of muscle that is found in the circulatory, respiratory, digestive and genitourinary organ systems and is responsible for the contractile properties of these tissues. Smooth muscle contractility is driven by smooth muscle myosin, a cytoskeletal motor protein that is directly responsible for converting chemical energy into mechanical force. Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstriction and may have application for indications such as asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have demonstrated pharmacological activity in preclinical models of vascular constriction. Smooth muscle myosin inhibitors administered orally may have application in systemic hypertension. We intend to continue to conduct non-clinical development of compounds from this program.

In November 2009, we presented three abstracts summarizing non-clinical data from our smooth muscle myosin inhibitor program at the 2009 Scientific Sessions of the American Heart Association.

This potential drug candidate is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $5.0 million, $7.3 million and $7.0 million in the years ended December 31, 2009, 2008 and 2007, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development.

Oncology Program: Mitotic Kinesin Inhibitors

We currently have three drug candidates for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. All of these arose from our earlier research activities directed to the role of the cytoskeleton in cell division and were progressed under our strategic alliance with GSK. This strategic alliance was established in 2001 to discover, develop and commercialize novel small molecule therapeutics targeting mitotic kinesins for applications in the treatment of cancer and other diseases. Mitotic kinesins are a family of cytoskeletal motor proteins involved in the process of cell division, or mitosis. Under this strategic alliance, we focused primarily on two mitotic kinesins: kinesin spindle protein (“KSP”) and centromere-associated protein E (“CENP-E”). Inhibition of KSP or CENP-E interrupts cancer cell division, causing cell death. Ispinesib and SB-743921 are structurally distinct small molecules that specifically inhibit KSP. GSK-923295 specifically inhibits CENP-E.

In November 2006, we amended our strategic alliance with GSK and assumed responsibility, at our expense, for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E. GSK retained an option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921. This option expired at the end of 2008. As a result, we have retained all rights to develop and commercialize ispinesib and SB-743921, subject to certain royalty obligations to GSK. In December 2009, we agreed with GSK to terminate this strategic alliance, effective February 28, 2010. Accordingly, we have retained all rights to develop and commercialize GSK-923295, subject to certain royalty obligations to GSK. We are evaluating strategic alternatives for the future development and commercialization of ispinesib, SB-743921 and GSK-923295 with third parties.

Ispinesib

Under our strategic alliance, GSK, in collaboration with the National Cancer Institute, sponsored the initial clinical trials program for ispinesib, which consisted of nine Phase II clinical trials and eight Phase I or Ib clinical trials evaluating ispinesib in a variety of both solid and hematologic cancers. To date, we believe clinical activity for ispinesib has been observed in non-small cell lung, ovarian and breast cancers, with the most clinical activity observed in a Phase II clinical trial evaluating ispinesib in the treatment of patients with locally advanced or metastatic breast cancer that had failed treatment with taxanes and anthracyclines. In addition, preclinical and Phase Ib clinical data on ispinesib indicate that it may have an additive effect when combined with certain existing chemotherapeutic agents. As a result of the expiration of GSK’s option relating to ispinesib, we have retained all development and commercialization rights to ispinesib, subject to certain royalty obligations to GSK.

Throughout 2009, we continued to conduct the Phase I portion of an open-label, non-randomized Phase I/II clinical trial designed to evaluate ispinesib as monotherapy administered as a first-line treatment in chemotherapy-naïve patients with locally advanced or metastatic breast cancer. This trial was designed to be a proof-of-concept study to potentially amplify the previously observed signals of clinical activity in breast cancer patients by using a more dose-dense schedule. The primary objectives of the Phase I portion of this clinical trial were to determine the dose-limiting toxicities and maximum-tolerated dose, and to assess the safety and tolerability of ispinesib administered as a 1-hour intravenous infusion on days 1 and 15 of a 28-day cycle. In June 2009, we presented interim data from this trial, which included tumor reductions of at least 30% in 3 patients. Ispinesib appeared to demonstrate anti-cancer activity with a similar tolerability profile when compared with prior clinical trials conducted with a once every 21 days dosing schedule. We have completed patient treatment in the Phase I portion of this trial and have closed the trial. We are evaluating strategic alternatives for the future development and commercialization of ispinesib with third parties.

SB-743921

SB-743921 was studied by GSK in a dose-escalating Phase I clinical trial in advanced cancer patients using a once every 21-day dosing schedule. Dose-limiting toxicities in this clinical trial consisted predominantly of neutropenia and elevations in hepatic enzymes and bilirubin. Disease stabilization, ranging from 9 to 45 weeks, was observed in seven patients; one patient with cholangiocarcinoma had a confirmed partial response at the maximum tolerated dose. As a result of the expiration of GSK’s option relating to SB-743921, we have retained all development and commercialization rights to SB-743921, subject to certain royalty obligations to GSK.

Throughout 2009, we continued to conduct the Phase I portion of a Phase I/II clinical trial of SB-743921 in patients with Hodgkin or non-Hodgkin lymphoma. The primary objectives of the Phase I portion of this trial are to determine the dose-limiting toxicities and maximum tolerated dose and to assess the safety and tolerability of SB-743921 administered as a 1-hour intravenous infusion on days 1 and 15 of a 28-day cycle, a more dose-dense schedule than was previously evaluated, first without and then with the prophylactic administration of granulocyte colony-stimulating factor (“G-CSF”). Throughout 2009, we presented interim data from this trial at several scientific conferences. For SB-743921 given with G-CSF support, the maximum-tolerated dose was 9 mg/m2 and the main dose-limiting toxicity of SB-743921 was thrombocytopenia and neutropenia. A greater dose-density was achieved with SB-743921 given on a once every two week schedule without prophylactic G-CSF than a once every 21 days schedule. Grade 3 or 4 toxicities other than myelosuppression were infrequent, and there was no evidence of neuropathy or alopecia greater than grade 1. An efficacy signal was observed at doses at or above 6 mg/m2 in Hodgkin lymphoma patients. Of the 55 patients evaluable for efficacy, four partial responses (three patients with Hodgkin lymphoma and one with indolent non-Hodgkin lymphoma) were observed. The duration of the response in the patients with a partial response was between 8 weeks and 28 weeks. The authors concluded that further evaluation of SB-743921 in selected Hodgkin lymphoma populations as a single agent, and in combination with other promising drug candidates, is warranted. We have closed enrollment in this trial and intend to complete patient treatment in the Phase I portion of this trial. We are evaluating strategic alternatives for the future development and commercialization of SB-743921 with third parties.

GSK-923295

GSK-923295, an inhibitor of CENP-E, is the third drug candidate to arise from our strategic alliance with GSK. GSK-923295 causes partial and complete shrinkages of human tumors in animal models and has exhibited properties in these studies distinguishing it from ispinesib and SB-743921. Following the agreed termination of our strategic alliance with GSK in February 2010, we have retained all development and commercialization rights to GSK-923295, subject to certain royalty obligations to GSK, subject to certain royalty obligations to GSK.

Under our strategic alliance, GSK was responsible, at its expense, for the development of and commercialization of GSK-923295. During 2009, GSK continued to enroll patients and dose-escalate in its Phase I clinical trial of GSK-923295. The primary objective of this dose-escalation and pharmacokinetic Phase I clinical trial is to determine the maximum-tolerated dose, dose-limiting toxicities, safety and pharmacokinetics of GSK-923295 in patients with advanced, refractory solid tumors. GSK-923295 was well-tolerated at doses ranging from 10 to 190 mg/m2. Among the 38 patients enrolled in the trial, six received the maximum tolerated dose of 190 mg/m2, and eight received a higher dose of 250 mg/m2, at which dose-limiting toxicity was observed in three of seven evaluable patients. Dose-limiting toxicities occurred in two patients with grade 3 fatigue and one with grade 3 hypokalemia, a lower-than-normal amount of potassium in the blood. No clear dose-related effects on hematologic parameters or gastro-intestinal toxicities were observed. A 50% decrease in the sum of tumor diameters (partial response) was observed in one patient with urothelial carcinoma, which was achieved after six cycles at 250 mg/m2. GSK-923295 exposure appeared to be dose-proportional across the range of doses studied. GSK has agreed to complete this clinical trial, at its expense. We are evaluating strategic alternatives for the future development and commercialization of GSK-923295 with third parties.

Non-clinical data relating to GSK-923295 were presented at the April 2009 American Association of Cancer Research Annual Meeting, the June 2009 Annual Meeting of the American Society of Clinical Oncology, the November 2009 AACR-NCI-EORTC International Conference and the December 2009 32nd Annual San Antonio Breast Cancer Symposium.

Each of ispinesib, SB-743921 and GSK-923295 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with ispinesib and SB-743921. Following GSK’s completion of its Phase I clinical trial of GSK-923295, we will be responsible for any further research and development costs associated with GSK-923295. We recorded research and development expenses for activities relating to our mitotic kinesins oncology program of approximately $3.6 million, $7.0 million and $5.8 million in the years ended December 31, 2009, 2008 and 2007, respectively. We received and recognized as revenue reimbursements from GSK of FTE and other expenses related to our mitotic kinesins oncology program of $45,000, $0.2 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Following completion of the current Phase I portions of the Phase I/II clinical trials for each of ispinesib and SB-743921 and the current Phase I clinical trial of GSK-923295, we do not currently intend to conduct any further development of these drug candidates ourselves. We are evaluating strategic alternatives to continue the development of ispinesib,

SB-743921 and GSK-923295 with third parties. We may not be able to enter into an agreement regarding such an alternative on acceptable terms, if at all.

Development Risks

The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:

•	decisions made by Amgen with respect to the development of omecamtiv mecarbil;

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

•	our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management, conduct and funding of clinical trials;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility; and

•	possible delays in the characterization, formulation and manufacture of potential drug candidates.

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

Revenues

Our current revenue sources are limited, and we do not expect to generate any revenue from product sales for several years, if at all. We have recognized revenues from our strategic alliances with Amgen and GSK for license fees and agreed research activities.

In December 2006, we entered into our collaboration and option agreement with Amgen, under which we received an upfront, non-refundable, non-exclusive license and technology access fee of $42.0 million. In connection with entering into the agreement, we also entered into a common stock purchase agreement with Amgen. In January 2007, we issued 3,484,806 shares of our common stock to Amgen for net proceeds of $32.9 million, of which the $6.9 million purchase premium was recorded as deferred revenue. Through May 2009, we amortized the upfront non-exclusive license and technology access fee and stock purchase premium to license revenue ratably over the maximum term of the non-exclusive license, which was four years. In June 2009, we recognized as revenue the remaining balance of $21.4 million of the related deferred revenue when Amgen exercised its option, triggering the end of the non-exclusive license period. In June 2009, we received a non-refundable option exercise fee from Amgen of $50.0 million, which we recognized in revenue as license fees from a related party. We may receive additional payments from Amgen upon achieving certain precommercialization and commercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by the achievement of the specified milestones and the absence of ongoing performance obligations.

We have received reimbursements from Amgen for agreed research and development activities, which we recorded as revenue as the related expenses were incurred. We may be eligible to receive further reimbursements from Amgen for agreed research and development activities, which we will record as revenue if and when the related expenses are incurred. We record amounts received in advance of performance as deferred revenue.

Revenues from GSK in 2006 were based on negotiated rates intended to approximate the costs for our FTEs performing research under the strategic alliance and our out-of-pocket expenses, which we recorded as the related expenses were incurred. GSK paid us an upfront licensing fee, which we recognized ratably over the strategic alliance’s initial five-year research term, which ended in June 2006. In 2007, we received a $1.0 million milestone payment from GSK relating to its initiation of a Phase I clinical trial of GSK-923295. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. The revenues recognized to date are non-refundable, even if the relevant research effort is not successful. In December 2008, GSK’s option to license ispinesib and SB-743291 expired and all rights to these drug candidates remain with us under the collaboration and license agreement, subject to our royalty obligations to GSK. In December 2009, we agreed with GSK to terminate this strategic alliance, effective February 28, 2010. Accordingly, we have retained all rights to develop and commercialize GSK-923295, subject to certain royalty obligations to GSK.

Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and other precommercialization milestones under our strategic alliance with Amgen, our results of operations may vary substantially from year to year.

If one or more of our drug candidates is approved for sale as a drug, we expect that our future revenues will most likely be derived from royalties on sales from drugs licensed to Amgen under our strategic alliance and from those licensed to future partners, and from direct sales of our drugs. We retain a product-by-product option to co-fund certain later-stage development activities under our strategic alliance with Amgen, thereby potentially increasing our royalties and affording us co-promotion rights in North America. If we exercise our co-promotion rights under this strategic alliance, we are entitled to receive reimbursement for certain sales force costs we incur in support of our commercial activities.

Research and Development

We incur research and development expenses associated with both partnered and unpartnered research activities. We expect to incur research and development expenses for omecamtiv mecarbil for the potential treatment of heart failure in accordance with agreed upon research and development plans with Amgen. We expect to incur research and development expenses for the continued conduct of preclinical studies and non-clinical and clinical development for CK-2017357 and other skeletal sarcomere activators for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting, preclinical studies and non-clinical development of our smooth muscle myosin inhibitor compounds for the potential treatment of diseases and medical conditions associated with bronchoconstriction, vascular constriction, or both, and our research programs in other disease areas.

Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. In June 2006, under our amended collaboration and license agreement with GSK, we assumed responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins other than CENP-E, at our sole expense. In addition, we expect to incur minimal research and development expenses for the close-out of the clinical trials for ispinesib and SB-743921 and for potential translational research relating to our mitotic kinesin inhibitors.

Research and development expenses related to any development and commercialization activities we elect to fund consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and manufacturing, facilities costs and depreciation of equipment. From our inception through December 31, 2009, we incurred costs of approximately $134.8 million for research and development activities relating to our cardiac muscle contractility program, $35.9 million for our skeletal muscle contractility program, $26.4 million for our smooth muscle contractility program, $70.9 million for our mitotic kinesin inhibitors program, $53.7 million for our proprietary technologies and $55.6 million for other research programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including, but not limited to, finance, human resources, legal, business and commercial development and strategic planning. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and regulatory compliance. We expect that general and administrative expenses will increase in 2010.

Restructuring

In September 2008, we announced a restructuring plan to realign our workforce and operations in line with a strategic reassessment of our research and development activities and corporate objectives. As a result, we focused our research activities to our muscle contractility programs while continuing our then-ongoing clinical trials in heart failure and cancer, and discontinued early research activities directed to oncology. To implement this plan, we reduced our workforce at the time by approximately 29%, or 45 employees, to 112 employees. The affected employees were provided with severance and related benefits payments and outplacement assistance.

We have completed all restructuring activities and recognized all anticipated restructuring charges. All severance payments were made as of December 31, 2008.

As a result of the restructuring plan, in 2008 we recorded total restructuring charges of $2.2 million for employee severance and benefit related costs and a $0.3 million charge related to the impairment of lab equipment that was held for sale. In 2009, we recorded a net reduction in restructuring charges of $23,000, representing primarily the reversal of employee benefit related accruals partially offset by impairment losses on held-for-sale equipment.

Stock Compensation

The following table summarizes stock-based compensation related to stock options, restricted stock awards and employee stock purchases for 2009, 2008 and 2007, which was allocated as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Research and development	$2,345	$2,794	$2,932
General and administrative	2,561	2,812	2,621

Stock-based compensation included in operating expenses	$4,906	$5,606	$5,553

As of December 31, 2009, there was $5.4 million of total unrecognized compensation cost related to non-vested stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total unrecognized compensation expense related to restricted stock awards as of December 31, 2009 was $0.3 million and is expected to be recognized over a weighted-average period of 0.7 years. In addition, through 2008, we continued to amortize deferred stock-based compensation recorded for stock options granted prior to our initial public offering. The remaining balance became fully amortized in 2008.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the years ended December 31, 2008 and 2007 because we had a net taxable loss in each of those periods. We recorded an income tax provision of $150,000 in 2009 due to Alternative Minimum Tax.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2009 and 2008. The valuation allowance was determined pursuant to the accounting guidance for income taxes , which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance decreased by $9.56 million in 2009, and increased by $23.9 million and $18.3 million in 2008 and 2007, respectively.

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

We had federal net operating loss carryforwards of approximately $284.3 million and state net operating loss carryforwards of approximately $111.6 million before federal benefit at December 31, 2009. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2020 and 2009, respectively. The net operating loss carryforwards include deductions for stock options. When utilized, the portion related to stock option deductions will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

We had research credit carryforwards of approximately $10.4 million and $11.8 million for federal and state income tax purposes, respectively, at December 31, 2009. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely.

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

Interest and penalties were zero for 2009 and 2008. We account for interest and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits, net of valuation allowances necessary to reflect expectations of realizability, to change materially over the next twelve months.

Results of Operations

Years ended December 31, 2009, 2008 and 2007

Revenues

				Increase
	Years Ended December 31,			(Decrease)
	2009	2008	2007	2009	2008
	(In millions)

Research and development revenues from related parties	$7.1	$0.2	$1.4	$6.9	$(1.2)
License revenues from related parties	74.4	12.2	12.2	62.2	—

Total revenues	$81.5	$12.4	$13.6	$69.1	$(1.2)

We recorded total revenues of $81.5 million, $12.4 million and $13.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and development revenues from related parties refers to revenues from our strategic alliances with Amgen and GSK. Research and development revenues from Amgen were $7.1 million in 2009, and zero in 2008 and 2007. Research and development revenues of $7.1 million from Amgen in 2009 consisted of $4.0 million for the transfer of the majority of our existing inventories of omecamtiv mecarbil and related reference materials, and $3.1 million for FTE and out of pocket expense reimbursements.

Research and development revenues from GSK were $45,000, $0.2 million and $1.4 million in 2009, 2008 and 2007, respectively. Research and development revenues from GSK in 2009 and 2008 consisted of patent expense reimbursements. Research and development revenues from GSK of $1.4 million in 2007 consisted of a $1.0 million milestone payment for GSK’s initiation of a Phase I clinical trial of GSK-923295, and patent expense reimbursements of $0.4 million. In each of June 2006, 2007 and 2008, the research term of our strategic alliance with GSK was extended for an additional year under an updated research plan focused only on CENP-E without corresponding FTE reimbursement. In December 2008, GSK’s option to license each of ispinesib and SB-743921 as provided under the parties’ collaboration and license agreement expired. Accordingly, we retain all rights to both ispinesib and SB-743921, subject to certain royalty obligations to GSK. In December 2009, we and GSK agreed to terminate the collaboration and license agreement, effective February 28, 2010. As a result, all rights to GSK-923295 reverted to us at that time, subject to certain royalty obligations to GSK.

License revenues from related parties refers to license revenues from our strategic alliance with Amgen. License revenues were $74.4 million, $12.2 million and $12.2 million in 2009, 2008 and 2007, respectively. License revenues for 2009 consisted of the $50.0 million option exercise fee received from Amgen in June 2009 and the recognition of deferred revenue of the remaining $24.4 million related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen. License revenue of $12.2 million in each of 2008 and 2007 consisted of amortization of the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen.

Deferred revenue related to the Amgen collaboration and option agreement and our related common stock purchase agreement with Amgen was $0.8 million at December 31, 2009 and $24.5 million at December 31, 2008. The deferred revenue balance at December 31, 2009 related to Amgen’s prepayment of FTE reimbursements. The deferred revenue balance at December 31, 2008 represented the unrecognized portion of the non-exclusive license and technology access fee and stock purchase premium from 2006.

Research and development expenses

				Increase
	Years Ended December 31,			(Decrease)
	2009	2008	2007	2009	2008
	(In millions)

Research and development expenses	$39.8	$54.0	$53.4	$(14.2)	$0.6

Research and development expenses decreased $14.2 million in 2009 compared to 2008, and increased $0.6 million in 2008 compared to 2007. The decrease in 2009 was primarily due to decreases in clinical and preclinical outsourcing costs of $9.8 million related to our cardiac muscle contractility and mitotic kinesin inhibitors clinical trial programs and preclinical outsourcing costs, $2.2 million for personnel related costs and $2.0 million for laboratory and facility related costs. The slight increase in 2008 research and development expenses, compared to 2007, was primarily due to an increase of $3.7 million related to our cardiac muscle contractility and mitotic kinesin inhibitors clinical trial programs, partially offset by decreases of $1.7 million in personnel expenses and $1.3 million in laboratory and facilities expenses.

From a program perspective, the decline in research and development spending in 2009 compared to 2008 was due to decreases of $11.0 million for our cardiac muscle contractility program, $2.3 million for our smooth muscle contractility program, $3.4 million for our mitotic kinesin inhibitors program, $1.9 million for our proprietary technologies and $2.6 million for our other research and preclinical programs, partially offset by an increase of $7.0 million for our skeletal muscle contractility program. The increase in research and development spending in 2008 compared to 2007 was due to increases of $4.6 million for our skeletal muscle contractility program and $1.2 million for our mitotic kinesin inhibitors development program, $0.3 million for our smooth muscle contractility program, partially offset by the decreases in spending for $1.5 million for our cardiac muscle contractility program, $3.0 million for our other research programs and $1.0 million for proprietary technologies.

				Increase
	Years Ended December 31,			(Decrease)
	2009	2008	2007	2009	2008
	(In millions)

Cardiac muscle contractility	$9.9	$20.9	$22.4	$(11.0)	$(1.5)
Skeletal muscle contractility	17.5	10.5	5.9	7.0	4.6
Smooth muscle contractility	5.0	7.3	7.0	(2.3)	0.3
Mitotic kinesin inhibitors	3.6	7.0	5.8	(3.4)	1.2
Proprietary technologies	1.0	2.9	3.9	(1.9)	(1.0)
All other research programs	2.8	5.4	8.4	(2.6)	(3.0)

Total research and development expenses	$39.8	$54.0	$53.4	$(14.2)	$0.6

We recognized revenue from Amgen for reimbursement of research and development costs of $7.1 million in 2009 and zero for each of 2008 and 2007. The research and development revenue from Amgen in 2009 represents FTE and out of pocket expense reimbursements of $3.1 million, and the sale of clinical trial and related materials from our cardiac muscle contractility development program for $4.0 million. Pursuant to the Amgen collaboration and option agreement, in 2009 we transferred to Amgen for $4.0 million the majority of our existing inventories of omecamtiv mecarbil and related reference materials. Our out of pocket costs for the transferred materials were incurred and recorded as research and development expense in prior periods. FTE reimbursements from Amgen are at negotiated rates that approximate our costs, and which we believe approximate fair value.

We recognized revenue from GSK for the reimbursement of research and development costs related to our mitotic kinesin inhibitors of $45,000, $0.2 million and $1.4 million, for 2009, 2008, and 2007, respectively. The revenue from GSK in 2009 and 2008 consisted of reimbursements for patent costs. The revenue from GSK in 2007 consisted of a $1.0 million milestone payment for GSK’s initiation of a Phase I clinical trial of GSK-923295, and patent expense reimbursements of $0.4 million.

We recorded the reimbursements from Amgen and GSK and the GSK milestone payment as research and development revenues from related parties.

Clinical development timelines, likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We anticipate that we will determine on an on-going basis which research and development programs to pursue and how much funding to direct to each program, taking into account the scientific and clinical success of each drug candidate. The lengthy process of seeking regulatory approvals and subsequent compliance with applicable regulations requires the expenditure of substantial resources. Any failure by us to obtain and maintain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, could have a material adverse effect on our results of operations.

We expect our research and development expenditures to increase in 2010 for the following reasons: As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue development of our drug candidate CK-2017357 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting, and of our smooth muscle myosin inhibitor compounds for the potential treatment of systemic hypertension and diseases and medical conditions associated with bronchoconstriction. We also expect to continue to incur costs associated with the close-out of each of the clinical trials of our drug candidates ispinesib and SB-743921. We anticipate research and development expenses for 2010 will be in the range of $42.0 million to $46.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $3.6 million are included in our estimate of 2010 research and development expenses.

General and administrative expenses

	Years Ended			Increase
	December 31,			(Decrease)
	2009	2008	2007	2009	2008
	(In millions)

General and administrative expenses	$15.6	$15.1	$16.7	$0.5	$(1.6)

General and administrative expenses increased $0.5 million in 2009 compared with 2008, and decreased $1.6 million in 2008 compared with 2007. The increase in 2009 was primarily due to an increase in personnel expenses of $1.2 million, partially offset by a decrease in legal expenses of $0.7 million. The increase in personnel expense in 2009 was primarily due to no employee bonuses being paid for 2008 and a special bonus totaling $1.5 million being paid to all employees in July 2009 in recognition of our employees’ contributions which resulted both in Amgen exercising its option for an exclusive license to omecamtiv mecarbil and related compounds and in our closing of the registered direct equity offering in 2009, partially offset by decreases in salaries and stock-based compensation. The decrease in general and administrative expenses in 2008, compared to 2007, was primarily due to decreases of $0.9 million in personnel expenses and $0.8 million in legal expenses.

We expect that general and administrative expenses will increase in 2010. For 2010, we anticipate general and administrative expenses to be in the range of $16.0 million to $18.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.5 million are included in our estimate of 2010 general and administrative expenses.

Interest and Other, net

Components of Interest and Other, net are as follows:

				Increase (Decrease)
				in Interest and
				Other
	Years Ended December 31,			Income, Net
	2009	2008	2007	2009	2008
	(In millions)

Unrealized gain (loss) on auction rate securities (“ARS”)	$1.0	$(3.4)	$—	$4.4	$(3.4)
Unrealized gain (loss) on investment put option related to ARS Rights	(1.0)	3.4	—	(4.4)	3.4
Warrant expense	(1.6)	—	—	(1.6)	—
Interest income and other income	0.6	3.2	8.3	(2.6)	(5.1)
Interest expense and other expense	(0.4)	(0.5)	(0.7)	0.1	0.2

Interest and Other, net	$(1.4)	$2.7	$7.6	$(4.1)	$(4.9)

Investments that we designate as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and included in Interest and Other, net. We classified our investments in ARS as trading securities as of December 31, 2009 and 2008.

In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG has issued to us Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provide us the right to receive the par value of our ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. We elected to measure the ARS Rights at fair value, as permitted under fair value accounting for financial instruments, to mitigate volatility in reported earnings due to its linkage to the ARS. As of December 31, 2009 and December 31, 2008, the fair value of the investment put option related to the ARS Rights was $2.4 million and $3.4 million, respectively, and the ARS Rights are classified as short-term and long-term assets, respectively, on the balance sheet. Based on the change in fair value between December 31, 2008 and December 31, 2009, we recorded a corresponding charge of $1.0 million to Interest and Other, net in the statement of operations for the year ended December 31, 2009. When the investment put option related to the ARS Rights was originally established in 2008, we recorded $3.4 million gain to Interest and Other, net in the statement of operations for the year ended December 31, 2008. The ARS Rights are discussed in detail below under the heading “Liquidity and Capital Resources.”

Warrant expense of $1.6 million for 2009 related to the change in the fair value of the warrant liability and was recorded in connection with our registered direct equity offering in May 2009.

Interest income and other income consists primarily of interest income generated from our cash, cash equivalents and investments. Interest income and other income decreased in the 2009 compared to 2008 primarily due to lower market interest rates earned on our investments. The decrease in interest and other income in 2008, compared to 2007, was due to lower average balances of cash, cash equivalents and investments and lower market interest rates.

Interest expense and other expense primarily consists of interest expense on borrowings under our equipment financing lines and, for 2009, interest expense on our loan with UBS Bank USA. The decrease in interest and other expense in 2009 compared to 2008 was primarily due to lower outstanding balances on our equipment financing lines, partially offset by interest on our loan with UBS which originated in January 2009. The decrease in interest and other expense in 2008 compared to 2007 was primarily due to lower average outstanding balances on our equipment financing lines, partially offset by higher average effective interest rates.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through December 31, 2009, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

Our cash, cash equivalents and investments (including ARS), excluding restricted cash and the investment put option related to the ARS Rights, totaled $112.4 million at December 31, 2009, up from $73.5 million at December 31, 2008. The increase of $38.9 million was primarily due to our receipt of a $50.0 million option exercise fee from Amgen and net proceeds of $12.9 million from our registered direct equity offering, $12.4 million from the loan with UBS Bank USA, and $6.8 million from the 2007 committed equity financing facility with Kingsbridge, partially offset by operating expenses.

We have received net proceeds from the sale of equity securities of $335.9 million from August 5, 1997, the date of our inception, through December 31, 2009, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement in 2001, GSK made a $14.0 million equity investment in Cytokinetics. GSK made additional equity investments in Cytokinetics in 2003 and 2004 of $3.0 million and $7.0 million, respectively.

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

In October 2007, we entered into a new committed equity financing facility with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, which include a minimum volume-weighted average price of $2.00 for our common stock, from time to time under this facility, at our election, Kingsbridge is committed to purchase newly-issued shares of our common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight-day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of this arrangement, we issued a warrant to Kingsbridge to purchase 230,000 shares of our common stock at a price of $7.99 per share, which represents a premium over the closing price of our common stock on the date we entered into this facility. This warrant became exercisable beginning six months after the October 2007 issuance date and will remain exercisable for a period of three years thereafter. We may sell a maximum of 9,779,411 shares under this facility (exclusive of the shares underlying the warrant). Under the rules of the NASDAQ Stock Market LLC, this is approximately the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval. This restriction may further limit the amount of proceeds we are able to obtain from this committed equity financing facility. We are not obligated to sell any of the $75.0 million of common stock available under this facility and there are no minimum commitments or minimum use penalties. The committed equity financing facility does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. In 2009, we received gross proceeds of $6.9 million by selling 3,596,728 shares of our common stock to Kingsbridge under the 2007 committed equity financing facility, before offering costs of $0.1 million. In 2010, for the year-to-date period through March 11, 2010, we have received gross proceeds of $3.4 million by selling 1,187,198 shares of our common stock to Kingsbridge under the 2007 committed equity financing facility. As of March 11, 2010, 4,995,485 shares remain available to us for sale under the 2007 committed equity financing facility.

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

As of December 31, 2009, we have received $99.1 million in non-equity payments from Amgen and $54.5 million in non-equity payments from GSK.

Under equipment financing credit lines, we received $23.7 million from August 5, 1997, the date of our inception, through December 31, 2009. Interest earned on investments, excluding non-cash amortization/accretion of purchase premiums/discounts, was $1.6 million, $2.9 million and $4.6 million in 2009, 2008 and 2007, respectively, and $28.0 million from August 5, 1997, the date of our inception, through December 31, 2009.

Net cash provided by operating activities was $8.4 million in 2009 and primarily resulted from net income of $24.5 million, partially offset by a $23.7 million decrease in deferred revenue. Net income in the period primarily resulted from the recognition of $74.4 million of license revenue and $7.1 million of research and development revenue from Amgen, partially offset by cash operating expenses. Deferred revenue decreased to $0.8 million as of December 31, 2009 from $24.5 million at December 31, 2008, because we recognized as revenue the remaining balance of the Amgen deferred revenue from 2006 when the non-exclusive license period ended in the second quarter of 2009 upon Amgen’s exercise of its option. The balance of deferred revenue of $0.8 million at December 31, 2009 consisted of prepayments of FTE reimbursements. Net cash used by operating activities in 2008 was $61.3 million and primarily resulted from our net loss of $56.4 million. Deferred revenue decreased $12.1 million in 2008 to $24.5 million at December 31, 2008 from $36.6 million at December 31, 2007. The decrease was primarily due to the $12.2 million amortization of deferred Amgen license revenue. Net cash used in operating activities was $3.0 million in 2007 and primarily resulted from the net loss of $48.9 million, partially offset by the receipt from Amgen in January 2007 of the $42.0 million upfront, non-refundable license and technology access fee under the collaboration and option agreement entered into in December 2006.

Net cash used in investing activities was $53.5 million in 2009 and primarily represented cash used to purchase investments, net of proceeds from the maturity of investments (including ARS), of $54.1 million. Restricted cash totaled $1.7 million at December 31, 2009, down from $2.8 million at December 31, 2008, with the decrease due to the contractual semi-annual reductions in the amount of security deposit required by General Electric Capital Corporation (“GE Capital”) in connection with our equipment financing credit lines. Net cash used in investing activities was $10.0 million in 2008 and primarily represented cash used in purchase of investments, net of proceeds from the maturity of investments, of $11.9 million. Restricted cash totaled $2.8 million at December 31, 2008, down from $5.2 million at December 31, 2007. This decrease was due to the contractual semi-annual reduction in the amount of security deposit required by GE Capital in connection with our equipment financing credit lines. Net cash provided by investing activities was $45.5 million in 2007 and primarily represented proceeds from the maturity of investments, net of investment purchases, of $47.0 million, partly offset by funds used to purchase property and equipment of $2.6 million.

Net cash provided by financing activities was $28.8 million in 2009 and primarily consisted of net proceeds from our May 2009 registered direct equity offering of $12.9 million, proceeds from our loan from UBS Bank USA of $12.4 million, and drawdowns under our 2007 committed equity financing facility with Kingsbridge of $6.8 million, net of issuance costs. Net cash used by financing activities was $3.5 million in 2008 and primarily represented principal payments of $4.1 million on our equipment financing credit lines with GE Capital, partially offset by the proceeds of $0.5 million from our employee stock purchase plan and $0.1 million from the exercise of stock options. In August 2007, we secured a new equipment financing credit line with GE Capital of up to $3.0 million, which expired as of September 30, 2008. No funds were borrowed under this line. Net cash provided by financing activities was $34.7 million for the year ended December 31, 2007 and primarily represented net proceeds of approximately $32.9 million from the issuance of common stock to Amgen, less $6.9 million that was recorded as deferred revenue, and $9.5 million gross proceeds from the issuance of stock under the 2005 committed equity financing facility with Kingsbridge.

Auction Rate Securities (“ARS”).  Our short-term investments at December 31, 2009 included (at par value) $17.9 million of ARS. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests. With the liquidity issues experienced in global credit and capital markets, these ARS have experienced multiple failed auctions since February 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. As a result, the ARS are currently not liquid.

The assets underlying these ARS are student loans that are substantially backed by the federal government. As of December 31, 2009, our ARS with par values totaling $13.3 million had a credit rating of AAA, our ARS with par values totaling $0.3 million had a credit rating of Aa1, and our ARS with par values totaling $4.3 million had a credit rating of A3. All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day U.S. Treasury bill rate) with interest rates resetting every 28 days. These ARS are scheduled to ultimately mature between 2036 and 2045, although we do not intend to hold them until maturity. We intend to liquidate the ARS on June 30, 2010, the earliest date we can exercise the ARS Rights.

The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these ARS as of December 31, 2009 were estimated utilizing a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of the ARS. The significant assumptions of this discounted cash flow model are discount margins which are based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items this analysis considers are the collateralization underlying the ARS, the creditworthiness of the counterparty and the timing of expected future cash flows. These ARS were also compared, when possible, to other observable market data with similar characteristics as the securities held by us. The fair value of our ARS as of December 31, 2009 and December 31, 2008 was determined to be $15.5 million and $16.6 million, respectively. Changes in the fair value of the ARS are recognized in current period earnings in Interest and Other, net. Accordingly, we recognized $1.0 million of unrealized gain in 2009.

In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG issued to us the ARS Rights. The ARS Rights provide us the right to receive the par value of our ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. Pursuant to the ARS Rights, we may require UBS to purchase our ARS at par value at any time between June 30, 2010 and July 2, 2012. We intend to liquidate the ARS on June 30, 2010. In addition, UBS or its affiliates may sell or otherwise dispose of some or all of the ARS at its discretion at any time prior to expiration of the ARS Rights, subject to the obligation to pay us the par value of such ARS. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for ARS Rights, we agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. UBS’s obligations in connection with the ARS Rights are not secured by its assets and UBS is not required to obtain any financing to support these obligations. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations in connection with the ARS Rights. If UBS has insufficient funding to purchase the ARS and the auction process continues to fail, we may incur further losses on the carrying value of the ARS.

The ARS Rights represent a firm agreement in accordance with accounting guidance for derivatives and hedging. The guidance defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in a put option, which we recognized as a separate freestanding instrument that is accounted for separately from the ARS. As of December 31, 2009, we recorded $2.4 million as the fair value of the investment put option related to the ARS Rights, classified as short-term assets on the balance sheet. The investment put option related to the ARS Rights does not meet the definition of a derivative instrument. Therefore, we elected to measure the investment put option related to the ARS Rights at fair value, as permitted under accounting guidance for the fair value option for financial assets and liabilities, to mitigate volatility in reported earnings due to its linkage to the ARS. We valued the investment put option related to the ARS Rights using a Black-Scholes option pricing model that included estimates of interest rates, based on data available, and that was adjusted for any bearer risk associated with UBS’s financial ability to purchase the ARS beginning June 30, 2010. Any change in the assumptions on which these estimates are based or market conditions would affect the fair value of the investment put option related to the ARS Rights. We anticipate that any future changes in the fair value of the investment put option related to the ARS Rights will be offset by the changes in the fair value of the related ARS with no material net impact to the statements of operations, subject to changes in UBS’s credit risk rating and its ultimate ability to perform. We will continue to measure the investment put option related to the ARS Rights at fair value until the earlier of our exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights or the maturity of the ARS underlying the ARS Rights.

In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement, with our ARS held in accounts with UBS and its affiliates as collateral. The loan amount was based on 75% of the fair value as assessed by UBS at the time of the loan. We have drawn down the full amount available under the loan agreement. In general, the amount of interest payable under the loan agreement is intended to equal the amount of interest we would otherwise receive with respect to our ARS. During 2009, the interest rate due on the UBS loan was approximately the same as the interest rate earned from the ARS. The principal balance of the loan was lower than the par value of the ARS in 2009. During 2009, we paid $158,000 of interest expense associated with the loan and received $273,000 in interest income from the ARS. In accordance with the loan agreement, we applied the net interest received of $115,000 and proceeds from ARS sales of $2.1 million to the principal of the loan. The borrowings under the loan agreement are payable upon demand. However, UBS Financial Services Inc. or its affiliates will be required to arrange alternative financing for us on terms and conditions substantially the same as those under the loan agreement, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS and us is terminated for cause by UBS. If such alternative financing cannot be established, then a UBS affiliate will purchase the pledged ARS at par value. Proceeds of sales of the ARS will first be applied to repayment of the loan with the balance, if any, for our account.

We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of our ARS. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, offset by corresponding increases in the investment put option related to the ARS Rights, assuming no deterioration of UBS’s credit rating. At present, if we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal until a future auction for the ARS is successful, another secondary market evolves for the ARS, they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. We will continue to monitor and evaluate these investments for impairment on an ongoing basis.

Shelf Registration Statement.  In November 2008, we filed a shelf registration statement with the SEC, which was declared effective in November 2008. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $100 million. As of March 11, 2010, $76.2 million remains available to us under this shelf registration statement, assuming all outstanding warrants are exercised in cash. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.

In August 2007, we secured a new equipment financing credit line with GE Capital of up to $3.0 million, which expired September 30, 2008. The line of credit was subject to the terms of a master security agreement between us and GE Capital, dated February 2001 and as amended on March 24, 2005 and related term sheet. We did not borrow any funds under this line.

As of December 31, 2009, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total

Operating leases(1)	$3,008	$4,614	$1,316	$—	$8,938
Equipment financing lines	1,616	985	—	—	2,601
Loan with UBS(2)	10,201	—	—	—	10,201

Total	$14,825	$5,599	$1,316	$—	$21,740

(1)	Our long-term commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.

(2)	The loan with UBS is classified as short-term because we intend to repay it on June 30, 2010, the earliest date we may exercise our ARS Rights to require UBS to purchase the ARS that collateralize the loan at par value. See Note 7 in the Notes to Financial Statements for further details regarding the maturity date of the loan with UBS Bank USA.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure as part of our strategic alliance with Amgen. We plan to continue clinical development of our fast skeletal sarcomere activator CK-2017357 for the potential treatment of diseases and conditions related to muscle weakness or wasting and non-clinical development of our back-up potential drug candidate from our skeletal sarcomere activator program. We plan to progress one or more of our smooth muscle myosin inhibitor compounds through non-clinical and clinical development. We expect to incur development expenses for the close-out of the clinical trials for ispinesib for the potential treatment of breast cancer and SB-743921 for the potential treatment of Hodgkin and non-Hodgkin lymphoma. We expect to incur significant research and development expenses as we advance the research and development of our other muscle contractility programs through research to candidate selection.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the initiation, progress, timing, scope and completion of preclinical research, non-clinical development and clinical trials for our drug candidates and potential drug candidates;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decisions with regard to funding of development and commercialization of omecamtiv mecarbil or other compounds for the potential treatment of heart failure under our collaboration;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our potential drugs;

•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;

•	our plans or ability to establish sales, marketing or manufacturing capabilities and to achieve market acceptance for potential drugs;

•	the expansion and advancement of our research programs;

•	the hiring of additional employees and consultants;

•	the expansion of our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We believe that our existing cash and cash equivalents, short-term investments, interest earned on investments, proceeds from our loan with UBS Bank USA, and proceeds already received from our equity financings will be sufficient to meet our projected operating requirements for at least the next 12 months.

If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates or of other research and development programs. Alternatively, we might raise funds through strategic alliances, public or private financings or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, financing obtained through future strategic alliances may require us to forego certain commercialization and other rights to our drug candidates. Similarly, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Off-balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Investments

Available-for-sale and trading investments.  Our investments consist of ARS, municipal and government agency bonds, commercial paper, U.S. government treasury securities, and money market funds. We designated all investments, except for our ARS held by UBS, as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. During the fourth quarter of fiscal year 2008, we reclassified our ARS held by UBS from available-for-sale to trading securities. Investments that we designate as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See “Notes to Financial Statements — Note 3 — Cash Equivalents, Investments and Fair Value Measurements” for further detailed discussion. Investments with original maturities greater than approximately three months and remaining maturities less than one year are classified as short-term investments.

Investments with remaining maturities greater than one year are classified as long-term investments. In addition, we classify investments as short-term or long-term based upon whether such assets are reasonably expected to be realized in cash or sold or consumed during our normal business operating cycle.

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

The par value of our investments in ARS totaled $17.9 million at December 31, 2009 and $20.0 million at December 31, 2008. We determined that no impairment of our investments existed at December 31, 2007. Due to the resetting variable rates of the ARS, their fair value generally approximated cost until February 2008. There were no realized gains or losses from our ARS during the years ended December 31, 2009, 2008 or 2007. There were no failed auctions on any of our ARS through December 31, 2007 and we deemed that no impairment existed as of that date. The unrealized loss on the ARS was zero at December 31, 2007. At December 31, 2007, we classified $20.0 million of our ARS as long-term due to the uncertainty as to whether such securities will be available for current operations. At December 31, 2009 and December 31, 2008, we classified our ARS as short-term and long-term trading securities, respectively, for which unrealized gains and losses are recorded in current period earnings.

Revenue Recognition

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Research and development revenues, which are earned under agreements with third parties for agreed research and development activities, may include non-refundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Non-refundable license fees are recognized as revenue as we perform under the applicable agreement. Where the level of effort is relatively consistent over the performance period, we recognize total fixed or determined revenue on a straight-line basis over the estimated period of expected performance.

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

Research and development revenues and cost reimbursements are based upon negotiated rates for our FTEs and actual out-of-pocket costs. FTE rates are negotiated rates that are based upon our costs, and which we believe approximate fair value. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful. In revenue arrangements in which both parties make payments to each other, we evaluate the payments to determine whether payments made by us will be recognized as a reduction of revenue or as expense. Revenue we recognize may be reduced by payments made to the other party under the arrangement unless we receive a separate and identifiable benefit in exchange for the payments and we can reasonably estimate the fair value of the benefit received.

Preclinical Study and Clinical Trial Accruals

A substantial portion of our preclinical studies and all of our clinical trials have been performed utilizing third-party contract research organizations (“CROs”) and other vendors. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs and review of contractual terms. Our estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors. If we have incomplete or inaccurate data, we may under-or overestimate activity levels associated with various studies or clinical trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity levels become known. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

Stock-Based Compensation

We apply the accounting guidance for stock compensation, which establishes the accounting for share-based payment awards made to employees and directors, including employee stock options and employee stock purchases. Under this guidance, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award.

Under the guidance for stock compensation for non-employees, we measure the fair value of the award each period until the award is fully vested.

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

Income taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the years ended December 31, 2008 and 2007 because we had a net taxable loss in each of those periods. We recorded an income tax provision of $150,000 in 2009 due to Alternative Minimum Tax.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2009 and 2008. The valuation allowance was determined pursuant to the accounting guidance for income taxes , which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance decreased by $9.56 million in 2009, and increased by $23.9 million and $18.3 million in 2008 and 2007, respectively.

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

Interest and penalties were zero for 2009 and 2008. We account for interest and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits, net of valuation allowances necessary to reflect expectations of realizability, to change materially over the next twelve months.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

We adopted the new accounting guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and for identifying transactions that are not orderly. The new guidance provides additional direction for determining fair values when there is no active market or where the price inputs represent distressed sales. The new guidance reaffirms existing guidance that fair value is the amount for which an asset would be sold in an orderly transaction (as opposed to a forced liquidation or distressed sale) under current market conditions at the date of the financial statements. The new guidance amends the disclosure provisions of existing guidance to require entities to disclose the valuation inputs and techniques in interim and annual financial statements, and to disclose fair value hierarchies and the Level 3 reconciliation by major security types. Our adoption of the new guidance did not have a material impact on our financial position or results of operations.

We adopted the new accounting guidance on interim disclosures about the fair value of financial instruments. The new guidance amends the existing guidance to require public companies to provide disclosures about the fair value of financial instruments in interim and annual financial statements. Our adoption of the new guidance did not have a material impact on our financial position or results of operations.

We adopted the new accounting guidance for recognition and presentation of other-than-temporary impairments. The new guidance provides additional direction for determining the credit and non-credit components of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity. The guidance also increases and clarifies existing disclosure requirements and extends the disclosure frequency to interim and annual periods. Our adoption of the new guidance did not have a material impact on our financial position or results of operations.

We adopted the new accounting guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It provides guidance regarding the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of the new guidance did not have a material impact on our financial position or results of operations.

We adopted the Financial Accounting Standard Board’s (“FASB”) new guidance on the hierarchy and sources of accounting principles generally accepted in the United States of America (“GAAP”). The new guidance identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The guidance establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The issuance of the Codification did not change GAAP. Our adoption of the new guidance did not have a material impact on our financial position or results of operations. However, all references to GAAP literature in our historical filings are superseded by references to the Codification.

We adopted the new accounting guidance for measuring liabilities at fair value. The new guidance amends existing guidance to provide clarification on how to measure the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, an entity is not required to include or adjust an input relating to a restriction that prevents the transfer of the liability. The new guidance also clarifies that the quoted price for an identical liability when traded as an asset in an active market may be used as a Level 1 fair value measurement for a liability. Our adoption of the new guidance did not have a material impact on our financial position or results of operation.

Accounting Pronouncements Not Yet Adopted

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

In January 2010, the FASB issued new accounting guidance for improving disclosures about fair value measurements. The new guidance requires a gross presentation of Level 3 fair value rollforwards and adds a new requirement to disclose transfers in and out of Level 3 and fair value measurements. The new guidance also clarifies existing guidance about the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. The new guidance is effective for us beginning in the first quarter of 2010, except for the gross presentation of Level 3 rollforwards, which is effective for the first quarter of 2011. We do not expect the adoption of the new fair value guidance to have a material impact on our financial position or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of U.S. interest rates. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest a portion of our excess cash in U.S. Treasuries and, by policy, limit the amount of credit exposure in any one issuer and investment class. We protect and preserve our invested funds by attempting to limit default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

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

At December 31, 2009, we held approximately $15.5 million of ARS classified as short-term investments, whose underlying assets are student loans which are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the ARS are not currently liquid and we will not be able to access these funds until a future auction of the ARS is successful, a buyer is found outside of the auction process, they are redeemed by the issuers or the ARS mature. As a result, our ability to liquidate our ARS and fully recover the carrying value of our investment in the near term may be limited or not exist. As of December 31, 2009, our ARS with par values totaling $13.3 million had a credit rating of AAA, our ARS with par values totaling $0.3 million had a credit rating of Aa1, and our ARS with par values totaling $4.3 million had a credit rating of A3. At December 31, 2009, our investment advisors provided a valuation for the ARS utilizing a discounted cash flow approach to arrive at the valuation of our ARS, which was corroborated by a separate and comparable discounted cash flow analysis we prepared. Based on this Level 3 valuation defined by fair value accounting guidance, we valued the ARS at $15.5 million, which represents a decline in value of $2.4 million from par. The assumptions used in preparing the discounted cash flow model include estimates of, based on data available as of December 31, 2009, interest rates, timing and amount of cash flows, credit and liquidity premiums, and expected holding periods of the ARS. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, thereby could result in significant changes to the fair value of our ARS.

In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG has issued to us the ARS Rights. The ARS Rights provide us the right to receive the par value of our ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. Pursuant to the ARS Rights, we may require UBS to purchase our ARS at par value at any time between June 30, 2010 and July 2, 2012. In addition, UBS or its affiliates may sell or otherwise dispose of some or all of the ARS at its discretion at any time prior to expiration of the ARS Rights, subject to the obligation to pay us the par value of such ARS. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for ARS Rights, we agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. UBS’s obligations in connection with the ARS Rights are not secured by its assets and do not require UBS to obtain any financing to support these obligations. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations in connection with the ARS Rights. If UBS has insufficient funding to purchase the ARS and the auction process continues to fail, we may incur further losses on the carrying value of the ARS. We valued the put option using a Black-Scholes option pricing model that included estimates of interest rates, based on data available as of December 31, 2009, and was adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of the ARS Rights. A decline in fair value of the ARS would be largely offset by an increase in fair value of the ARS Rights.

Prior to accepting the UBS offer, we recorded our ARS as investments available-for-sale. We recorded unrealized gains and losses on our available-for-sale debt securities, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheet. Such an unrealized loss did not reduce net income for the applicable accounting period. Simultaneously, due to the ARS Rights granted by UBS, we made a one-time election to transfer the related ARS holdings from available-for-sale securities to trading securities. As a result of this transfer, we recognized an other-than-temporary loss of approximately $3.4 million, and reversed the related temporary valuation allowance that was previously recorded in other comprehensive loss on the balance sheet. We also recorded the investment put option related to the ARS Rights in accordance with the fair value option permitted under fair value accounting guidance for financial instruments. We anticipate that any future changes in the fair value of the investment put option related to the ARS Rights will be offset by the changes in the fair value of the related ARS with no material net impact to the statement of operations, subject to UBS’s continued expected performance of its obligations in connection with the ARS Rights. The investment put option related to the ARS Rights will continue to be measured at fair value under the fair value option permitted under fair value accounting guidance for financial instruments, until the earlier of our exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights, or the maturity of the ARS underlying the ARS Rights. See Note 3 in the Notes to Financial Statements for further details regarding our ARS and ARS Rights.

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

The interest payments associated with our loan with UBS are based on variable rates and are offset by the interest income earned on the ARS that collateralize the loan. None of the exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights, or the maturity of the ARS underlying the ARS Rights poses significant interest rate risk.

The table below presents the principal amounts and weighted average interest rates by year of maturity for our equipment financing lines and investment portfolio, except ARS (dollars in thousands):

						Fair Value at
						December 31,
	2010	2011	2012	Beyond 2012	Total	2009

Assets:
Short-term investments	$71,266	—	—	—	$71,266	$71,266
Average interest rate	0.19%	—	—	—	0.19%
Liabilities:
Equipment financing lines	$1,616	$833	$152	—	$2,601	$2,425
Average interest rate	6.83%	7.31%	7.25%	—	7.01%

ITEM 8.	Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytokinetics, Incorporated:

In our opinion, the accompanying balance sheets and the related statement of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Cytokinetics, Incorporated at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 and cumulatively, for the period from August 5, 1997 (date of inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP
San Jose, CA
March 11, 2010

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$25,561	$41,819
Short-term investments	71,266	15,048
Investments in auction rate securities	15,542	—
Investment put option related to auction rate securities rights	2,358	—
Related party accounts receivable	180	221
Related party notes receivable — short-term portion	9	40
Prepaid and other current assets	2,005	1,782

Total current assets	116,921	58,910
Investments in auction rate securities	—	16,636
Investment put option related to auction rate securities rights	—	3,389
Property and equipment, net	3,713	5,087
Assets held for sale	—	325
Related party notes receivable — long-term portion	—	9
Restricted cash	1,674	2,750
Other assets	291	348

Total assets	$122,599	$87,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,683	$1,382
Accrued liabilities	5,935	7,174
Short-term portion of equipment financing lines	1,616	2,025
Short-term portion of deferred revenue	751	12,296
Loan with UBS	10,201	—

Total current liabilities	20,186	22,877
Long-term portion of equipment financing lines	985	2,615
Long-term portion of deferred revenue	—	12,196

Total liabilities	21,171	37,688

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock:
Authorized: 10,000,000 shares in 2009 and 2008
Issued and outstanding: zero shares in 2009 and 2008	—	—
Common stock, $0.001 par value:
Authorized: 170,000,000 shares in 2009 and 2008
Issued and outstanding: 61,275,036 shares in 2009 and 49,939,069 shares in 2008	61	50
Additional paid-in capital	412,729	385,605
Accumulated other comprehensive income	1	18
Deficit accumulated during the development stage	(311,363)	(335,907)

Total stockholders’ equity	101,428	49,766

Total liabilities and stockholders’ equity	$122,599	$87,454

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

				Period from
				August 5, 1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2009	2008	2007	2009
	(In thousands, except per share data)

Revenues:
Research and development revenues from related parties	$7,171	$186	$1,388	$47,610
Research and development, grant and other revenues	—	—	—	2,955
License revenues from related parties	74,367	12,234	12,234	112,935

Total revenues	81,538	12,420	13,622	163,500

Operating expenses:
Research and development	39,840	53,950	53,388	377,278
General and administrative	15,626	15,076	16,721	116,163
Restructuring charges (reversals)	(23)	2,473	—	2,450

Total operating expenses	55,443	71,499	70,109	495,891

Operating income (loss)	26,095	(59,079)	(56,487)	(332,391)
Interest and other, net	(1,401)	2,705	7,593	21,178

Income (loss) before income taxes	24,694	(56,374)	(48,894)	(311,213)
Provision for income taxes	150	—	—	150

Net income (loss)	$24,544	$(56,374)	$(48,894)	$(311,363)

Net income (loss) per common share:
Basic	$0.43	$(1.14)	$(1.03)

Diluted	$0.42	$(1.14)	$(1.03)

Weighted-average number of shares used in computing net income (loss) per common share:
Basic	57,390	49,392	47,590

Diluted	57,961	49,392	47,590

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Issuance of common stock upon exercise of stock options for cash at $0.015 per share	147,625	$—	$2	$—	$—	$—	$2
Issuance of common stock to founders at $0.015 per share in exchange for cash in January 1998	563,054	1	7	—	—	—	8
Net loss	—	—	—	—	—	(2,015)	(2,015)

Balances, December 31, 1998	710,679	1	9	—	—	(2,015)	(2,005)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	287,500	—	69	—	—	—	69
Issuance of warrants, valued using Black-Scholes model	—	—	41	—	—	—	41
Deferred stock-based compensation	—	—	237	(237)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	123	—	—	123
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(7,341)	(7,341)

Total comprehensive loss	—	—	—	—	—	—	(7,349)

Balances, December 31, 1999	998,179	1	356	(114)	(8)	(9,356)	(9,121)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	731,661	1	194	—	—	—	195
Deferred stock-based compensation	—	—	93	(93)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	101	—	—	101
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	(13,079)	(13,079)

Total comprehensive loss	—	—	—	—	—	—	(12,993)

Balances, December 31, 2000	1,729,840	2	643	(106)	78	(22,435)	(21,818)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	102,480	—	56	—	—	—	56
Repurchase of common stock	(33,334)	—	(19)	—	—	—	(19)
Compensation expense for acceleration of options	—	—	20	—	—	—	20
Deferred stock-based compensation	—	—	45	(45)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	93	—	—	93
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	(15,874)	(15,874)

Total comprehensive loss	—	—	—	—	—	—	(15,684)

Balances, December 31, 2001	1,798,986	2	745	(58)	268	(38,309)	(37,352)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	131,189	—	68	—	—	—	68
Repurchase of common stock	(3,579)	—	(2)	—	—	—	(2)
Deferred stock-based compensation	—	—	(2)	2	—	—	—
Amortization of deferred compensation	—	—	—	6	—	—	6
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	(23,080)	(23,080)

Total comprehensive loss	—	—	—	—	—	—	(23,308)

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Balances, December 31, 2002	1,926,596	$2	$809	$(50)	$40	$(61,389)	$(60,588)
Issuance of common stock upon exercise of stock options for cash at $0.20-$1.20 per share	380,662	—	310	—	—	—	310
Stock-based compensation	—	—	158	—	—	—	158
Deferred stock-based compensation	—	—	4,369	(4,369)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	768	—	—	768
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(32,685)	(32,685)

Total comprehensive loss	—	—	—	—	—	—	(32,679)

Balances, December 31, 2003	2,307,258	2	5,646	(3,651)	46	(94,074)	(92,031)
Issuance of common stock upon initial public offering at $13.00 per share, net of issuance costs of $9,151	7,935,000	8	93,996	—	—	—	94,004
Issuance of common stock to related party for $13.00 per share	538,461	1	6,999	—	—	—	7,000
Issuance of common stock to related party	37,482	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	17,062,145	17	133,155	—	—	—	133,172
Issuance of common stock upon cashless exercise of warrants	115,358	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash at $0.20-$6.50 per share	404,618	—	430	—	—	—	430
Issuance of common stock pursuant to ESPP at $8.03 per share	69,399	—	557	—	—	—	557
Stock-based compensation		—	278	—	—	—	278
Deferred stock-based compensation	—	—	2,198	(2,198)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,598	—	—	1,598
Repurchase of unvested stock	(16,548)	—	(20)	—	—	—	(20)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	(234)	—	(234)
Net loss				—	—	(37,198)	(37,198)

Total comprehensive loss	—	—	—	—	—	—	(37,432)

Balances, December 31, 2004	28,453,173	28	243,239	(4,251)	(188)	(131,272)	107,556
Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	196,703	1	370	—	—	—	371
Issuance of common stock pursuant to ESPP at $4.43 per share	179,520	—	763	—	—	—	763
Issuance of common stock upon cashless exercise of warrants	14,532	—	—	—	—	—	—
Issuance of common stock upon drawdown of committed equity financing facility at $6.13-$7.35 per share, net of issuance costs of $178	887,576	1	5,546	—	—	—	5,547
Stock-based compensation	—	—	67	—	—	—	67
Amortization of deferred stock-based compensation, net of cancellations	—	—	(439)	1,799	—	—	1,360
Repurchase of unvested stock	(20,609)	—	(25)	—	—	—	(25)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	174	—	174
Net loss				—	—	(42,252)	(42,252)

Total comprehensive loss	—	—	—	—	—	—	(42,078)

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Balances, December 31, 2005	29,710,895	$30	$249,521	$(2,452)	$(14)	$(173,524)	$73,561
Issuance of common stock upon exercise of stock options for cash at $0.20-$7.10 per share	354,502	—	559	—	—	—	559
Issuance of common stock pursuant to ESPP at a weighted price of $4.43 per share	193,248	—	856	—	—	—	856
Issuance of common stock pursuant to registered direct offerings at $6.60 and $7.00 per share, net of issuance costs of $3,083	10,285,715	10	66,907	—	—	—	66,917
Issuance of common stock upon drawdown of committed equity financing facility at $5.53-$7.02 per share	2,740,735	3	16,954	—	—	—	16,957
Stock-based compensation	—	—	3,421	—	—	—	3,421
Amortization of deferred stock-based compensation, net of cancellations	—	—	(138)	1,358	—	—	1,220
Repurchase of unvested stock	(1,537)	—	(2)	—	—	—	(2)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	(61)	—	(61)
Net loss				—	—	(57,115)	(57,115)

Total comprehensive loss	—	—	—	—	—	—	(57,176)

Balances, December 31, 2006	43,283,558	43	338,078	(1,094)	(75)	(230,639)	106,313
Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	259,054	1	511	—	—	—	512
Issuance of common stock pursuant to ESPP at a weighted price of $4.49 per share	179,835	—	807	—	—	—	807
Issuance of common stock upon drawdown of committed equity financing facility at $4.43-$4.81 per share	2,075,177	2	9,540	—	—	—	9,542
Issuance of common stock to related party for $9.47 per share, net of issuance costs of $57	3,484,806	3	26,006	—	—	—	26,009
Stock-based compensation	—	—	4,833	—	—	—	4,833
Amortization of deferred stock-based compensation, net of cancellations	—	—	(45)	765	—	—	720
Repurchase of unvested stock	(68)	—	—	—	—	—	—
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	74	—	74
Net loss				—	—	(48,894)	(48,894)

Total comprehensive loss	—	—	—	—	—	—	(48,820)

Balances, December 31, 2007	49,282,362	49	379,730	(329)	(1)	(279,533)	99,916
Issuance of common stock upon exercise of stock options for cash at $0.58-$3.37 per share	95,796	—	131	—	—	—	131
Issuance of common stock pursuant to ESPP at a weighted price of $2.85 per share	164,451	—	468	—	—	—	468
Issuance of restricted stock at a price of $0.001 per share	397,960	1	(1)	—	—	—	—
Cancellation of restricted stock	(1,500)	—	—	—	—	—	—
Stock-based compensation	—	—	5,277	—	—	—	5,277
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	329	—	—	329
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	19	—	19
Net loss				—	—	(56,374)	(56,374)

Total comprehensive loss	—	—	—	—	—	—	(56,355)

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Balances, December 31, 2008	49,939,069	$50	$385,605	$—	$18	$(335,907)	$49,766
Issuance of common stock upon exercise of stock options for cash at $0.20-$4.95 per share	492,003	—	588	—	—	—	588
Issuance of common stock pursuant to ESPP at a weighted price of $1.66 per share	149,996	—	249	—	—	—	249
Issuance of common stock and warrants pursuant to registered direct offering at $1.97 per share, net of issuance costs of $1,062	7,106,600	7	14,515	—	—	—	14,522
Issuance of common stock upon drawdown of committed equity financing facility at $1.80-$2.29 per share, net of issuance costs of $98)	3,596,728	4	6,846	—	—	—	6,850
Cancellation of restricted stock	(9,360)	—	—	—	—	—	—
Stock-based compensation	—	—	4,906	—	—	—	4,906
Tax benefit from stock based compensation	—	—	20	—	—	—	20
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(17)	—	(17)
Net income	—	—	—	—	—	24,544	24,544

Total comprehensive income	—	—	—	—	—	—	24,527

Balances, December 31, 2009	61,275,036	$61	$412,729	$—	$1	$(311,363)	$101,428

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

				Period from
				August 5,
				1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2009	2008	2007	2009
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$24,544	$(56,374)	$(48,894)	$(311,363)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,021	2,456	2,829	25,466
(Gain) loss on disposal of equipment	(40)	3	13	311
Non-cash impairment charges	103	—	—	103
Non-cash restructuring expenses	22	476	—	498
Non-cash interest expense	—	77	92	504
Non-cash forgiveness of loan to officer	10	51	116	425
Stock-based compensation	4,906	5,606	5,553	25,259
Tax benefit from stock-based compensation	(20)	—	—	(20)
Non-cash warrant expense	1,585	—	—	1,626
Other non-cash expenses	—	7	7	141
Changes in operating assets and liabilities:
Related party accounts receivable	41	(145)	41,959	(531)
Prepaid and other assets	(166)	192	(275)	(2,324)
Accounts payable	334	(6)	(969)	1,722
Accrued liabilities	(1,183)	(1,540)	2,005	5,799
Related party payables and accrued liabilities	—	(22)	(142)	—
Deferred revenue	(23,741)	(12,109)	(5,299)	751

Net cash provided by (used in) operating activities	8,416	(61,328)	(3,005)	(251,633)

Cash flows from investing activities:
Purchases of investments	(132,205)	(24,462)	(51,700)	(801,570)
Proceeds from sales and maturities of investments	78,095	12,607	98,729	712,488
Purchases of property and equipment	(550)	(658)	(2,563)	(30,100)
Proceeds from sale of property and equipment	74	—	—	124
(Increase) decrease in restricted cash	1,076	2,417	867	(1,674)
Issuance of related party notes receivable	—	—	—	(1,146)
Proceeds from repayments of notes receivable	30	130	129	859

Net cash provided by (used in) investing activities	(53,480)	(9,966)	45,462	(121,019)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party and public offerings, net of issuance costs	12,937	—	26,012	206,871
Proceeds from draw down of Committed Equity Financing Facility, net of issuance costs	6,850	—	9,542	38,896
Proceeds from other issuances of common stock	837	599	1,312	6,994
Proceeds from issuance of preferred stock, net of issuance costs	—	—	—	133,172
Repurchase of common stock	—	—	—	(68)
Proceeds from loan with UBS	12,441	—	—	12,441
Repayment of loan with UBS	(2,240)	—	—	(2,240)
Proceeds from equipment financing lines	—	—	1,742	23,696
Repayment of equipment financing lines	(2,039)	(4,050)	(3,888)	(21,569)
Tax benefit from stock-based compensation	20	—	—	20

Net cash provided by (used in) financing activities	28,806	(3,451)	34,720	398,213

Net increase (decrease) in cash and cash equivalents	(16,258)	(74,745)	77,177	25,561
Cash and cash equivalents, beginning of period	41,819	116,564	39,387	—

Cash and cash equivalents, end of period	$25,561	$41,819	$116,564	$25,561

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

The Company’s consolidated financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit since inception and there can be no assurance that the Company will attain profitability. The Company had net income of $24.5 million and net cash provided from operations of $8.4 million for the year ended December 31, 2009 and an accumulated deficit of approximately $311.4 million as of December 31, 2009. Cash, cash equivalents and short-term investments (excluding investments in auction rate securities and the investment put option related to the auction rate securities rights) increased to $96.8 million at December 31, 2009 from $56.9 million at December 31, 2008. The Company anticipates it will continue to have operating losses and net cash outflows in future periods. If sufficient additional capital is not available on terms acceptable to the Company, its liquidity will be impaired.

The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities and debt financings. Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and short-term investments (excluding investments in auction rate securities) at December 31, 2009 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Amgen Inc. (“Amgen”), its strategic partner. Approximately 100%, 99% and 90% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively, were derived from Amgen. Accounts receivable due from Amgen was $175,000 and 130,000 at December 31, 2009 and 2008, respectively and were included in related party accounts receivable. Approximately 0%, 1% and 10% of revenues for the years ended December 31, 2009, 2008 and 2007, respectively, were derived from GlaxoSmithKline (“GSK”), a strategic partner of the Company at the time. Accounts receivable from GSK totaled zero and $89,000 at December 31, 2009 and 2008, respectively, and were included in related party accounts receivable. See also Note 5, “Related Party Transactions,” below regarding collaboration agreements with Amgen and GSK.

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

The Company’s operations and employees are located in the United States. In the years ended December 31, 2009, 2008 and 2007, all of the Company’s revenues were received from entities located in the United States or from United States affiliates of foreign corporations.

Restricted Cash

In accordance with the terms of the Company’s line of credit agreement with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $1.7 million and $2.8 million at December 31, 2009 and 2008, respectively, and was classified as restricted cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Investments

Available-for-sale and trading investments.  The Company’s investments consist of auction rate securities (“ARS”), U.S. municipal and government agency bonds, commercial paper, U.S. government treasury securities, and money market funds. The Company designates all investments, except for its ARS held by UBS AG (“UBS”), as available-for-sale and therefore reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. During the fourth quarter of fiscal year 2008, the Company reclassified its ARS held by UBS from available-for-sale to trading securities. Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in net loss. See Note 3 for further detailed discussion. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The Company classifies investments as short-term or long-term based

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

upon whether such assets are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable and accounts payable and notes payable approximates fair value due to the short-term nature of these instruments. The Company bases the fair value of short-term investments, other than ARS and the investment put option related to the Series C-2 Auction Rate Securities Rights issued to the Company by UBS (the “ARS Rights”), on current market prices. The Company determines the fair value of its ARS and the investment put option related to the ARS Rights using discounted cash flow models (Note 3). In connection with the failed auctions of the Company’s ARS, which were marketed and sold by UBS and its affiliates, in October 2008, the Company accepted a settlement with UBS pursuant to which UBS issued to the Company the ARS Rights. The carrying value of the investment put option related to the ARS Rights (Note 3) represents its fair value, based on the Black-Scholes option pricing model, which approximates the difference in value between the par value and the fair value of the associated ARS. As permitted under fair value accounting for financial instruments, the Company may elect fair value measurement for certain financial assets on a case by case basis. The Company has elected to use fair value measurement permitted under fair value accounting for the investment put option related to the ARS Rights.

The fair value of the equipment financing line debt is $2.4 million compared to the book value of $2.6 million, based on borrowing rates currently available to the Company. The fair value of the loan with UBS approximates the loan’s book value of $10.2 million due to the short-term nature of the loan.

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment of Long-lived Assets

In accordance with the accounting guidance for the impairment or disposal of long-lived assets, the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under the accounting guidance, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. See Note 8, “Restructuring” for a discussion of asset impairments recorded in the years ended December 31, 2009 and 2008.

Revenue Recognition

The accounting guidance for revenue recognition requires that certain criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Research and development revenues, which are earned under agreements with third parties for agreed research and development activities, may include non-refundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. The Company’s revenue arrangements with multiple elements are evaluated under the accounting guidance for revenue arrangements with multiple deliverables, and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration the Company receives is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. Non-refundable license fees are recognized as revenue as the Company performs under the applicable agreement. Where the level of effort is relatively consistent over the performance period, the Company recognizes total fixed or determined revenue on a straight-line basis over the estimated period of expected performance.

The Company recognizes milestone payments as revenue upon achievement of the milestone, provided the milestone payment is non-refundable, substantive effort and risk is involved in achieving the milestone and the amount of the milestone is reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions are not met, the Company defers the milestone payment and recognizes it as revenue over the estimated period of performance under the contract as the Company completes its performance obligations.

Research and development revenues and cost reimbursements are based upon negotiated rates for the Company’s full time employee equivalents (“FTE”) and actual out-of-pocket costs. FTE rates are negotiated rates that are based upon the Company’s costs, and which the Company believes approximate fair value. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful. In revenue arrangements in which both parties make payments to each other, the Company evaluates the payments in accordance with the accounting guidance for arrangements under which consideration is given by a vendor to a customer, including a reseller of the vendor’s products, to determine whether payments made by us will be recognized as a reduction of revenue or as expense. In accordance with this guidance, revenue recognized by the Company may be reduced by payments made to the other party under the arrangement unless the Company receives a separate and identifiable benefit in exchange for the

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

payments and the Company can reasonably estimate the fair value of the benefit received. The application of the accounting guidance for consideration given to a customer has had no material impact to the Company.

Preclinical Studies and Clinical Trial Accruals

A substantial portion of the Company’s preclinical studies and all of the Company’s clinical trials have been performed by third-party contract research organizations (“CROs”) and other vendors. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date. The Company monitors patient enrollment levels and related activities to the extent practicable through internal reviews, correspondence and status meetings with CROs, and review of contractual terms. The Company’s estimates are dependent on the timeliness and accuracy of data provided by its CROs and other vendors. If the Company has incomplete or inaccurate data, it may under- or overestimate activity levels associated with various studies or trials at a given point in time. In this event, it could record adjustments to research and development expenses in future periods when the actual activity level becomes known. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

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

The Company also follows the accounting guidance that defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in the Company’s judgment, is greater than 50% likely to be realized.

Comprehensive Income/(Loss)

The Company follows the accounting standards for the reporting and presentation of comprehensive income/(loss) and its components. Comprehensive income/(loss) includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income/(loss) for each of the years ended December 31, 2009, 2008 and 2007 was equal to net income/(loss) adjusted for unrealized gains and losses on investments.

Segment Reporting

The Company has determined that it operates in only one segment.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Net Loss Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including outstanding stock options, unvested restricted stock, common stock subject to repurchase, warrants, and shares issuable under the Employee Stock Purchase Plan (“ESPP”) by applying the treasury stock method. The following is the calculation of basic and diluted net income (loss) per common share (in thousands except per share data):

	Years Ended December 31,
	2009	2008	2007

Net income (loss)	$24,544	$(56,374)	$(48,894)

Weighted-average common shares outstanding	57,717	49,477	47,591
Unvested restricted stock	(327)	(85)	—
Shares subject to repurchase	—	—	(1)

Weighted-average shares used in computing net income (loss) per share — basic	57,390	49,392	47,590
Dilutive effect of stock options, unvested restricted stock and warrants	571	—	—

Weighted-average shares used in computing net income (loss) per share — diluted	57,961	49,392	47,590

Net income (loss) per common share:
Basic	$0.43	$(1.14)	$(1.03)
Diluted	$0.42	$(1.14)	$(1.03)

The following instruments were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2009	2008	2007

Options to purchase common stock	5,960	5,975	5,060
Unvested restricted stock	—	396	—
Warrants to purchase common stock	474	474	474
Shares issuable related to the ESPP	80	43	36

Total shares	6,514	6,888	5,570

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation related to stock options, restricted stock awards and employee stock purchases, including amortization of deferred compensation recognized (in thousands):

	Years Ended December 31,
	2009	2008	2007

Research and development	$2,345	$2,794	$2,932
General and administrative	2,561	2,812	2,621

Stock-based compensation included in operating expenses	$4,906	$5,606	$5,553

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
	Employee		Employee		Employee
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP

Risk-free interest rate	2.7%	0.58%	2.98%	2.15%	4.49%	4.33%
Volatility	76%	74%	64%	68%	73%	76%
Expected term (in years)	6.07	1.25	6.08	1.25	6.00	1.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

As of December 31, 2009, there was $5.4 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years. Also, as of December 31, 2009, there was $0.3 million of unrecognized compensation cost related to unvested restricted stock

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

awards, which is expected to be recognized over a weighted-average period of 0.7 years. In addition, through 2008, the Company continued to amortize deferred stock-based compensation recorded for stock options granted prior to its IPO. The fair value of these pre-IPO awards was calculated at grant date using the intrinsic value method. The remaining balance became fully amortized in the fourth quarter of 2008.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company adopted the new accounting guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and for identifying transactions that are not orderly. The new guidance provides additional direction for determining fair values when there is no active market or where the price inputs represent distressed sales. The new guidance reaffirms existing guidance that fair value is the amount for which an asset would be sold in an orderly transaction (as opposed to a forced liquidation or distressed sale) under current market conditions at the date of the financial statements. The new guidance amends the disclosure provisions of existing guidance to require entities to disclose the valuation inputs and techniques in interim and annual financial statements, and to disclose fair value hierarchies and the Level 3 reconciliation by major security types. The Company’s adoption of the new guidance did not have a material impact on its financial position or results of operations.

The Company adopted the new accounting guidance on interim disclosures about the fair value of financial instruments. The new guidance amends the existing guidance to require public companies to provide disclosures about the fair value of financial instruments in interim and annual financial statements. The Company’s adoption of the new guidance did not have a material impact on its financial position or results of operations.

The Company adopted the new accounting guidance for recognition and presentation of other-than-temporary impairments. The new guidance provides additional direction for determining the credit and non-credit components of other-than-temporary impairments of debt securities classified as available-for-sale or held-to-maturity. The guidance also increases and clarifies existing disclosure requirements and extends the disclosure frequency to interim and annual periods. The Company’s adoption of the new guidance did not have a material impact on its financial position or results of operations.

The Company adopted the new accounting guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It provides guidance regarding the period after the balance sheet date during which management should evaluate events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company’s adoption of the new guidance did not have a material impact on its financial position or results of operations.

The Company adopted the Financial Accounting Standard Board’s (“FASB”) new guidance on the hierarchy and sources of accounting principles generally accepted in the United States of America (“GAAP”). The new guidance identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The guidance establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The issuance of the Codification did not change GAAP. The Company’s adoption of the new guidance did not have a material impact on its financial position or results of operations. However, all references to GAAP literature in the Company’s historical filings are superseded by references to the Codification.

The Company adopted the new accounting guidance for measuring liabilities at fair value. The new guidance amends existing guidance to provide clarification on how to measure the fair value of a liability in circumstances in

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

which a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, an entity is not required to include or adjust an input relating to a restriction that prevents the transfer of the liability. The new guidance also clarifies that the quoted price for an identical liability when traded as an asset in an active market may be used as a Level 1 fair value measurement for a liability. The Company’s adoption of the new guidance did not have a material impact on its financial position or results of operation.

Accounting Pronouncements Not Yet Adopted

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

In January 2010, the FASB issued new accounting guidance for improving disclosures about fair value measurements. The new guidance requires a gross presentation of Level 3 fair value rollforwards and adds a new requirement to disclose transfers in and out of Level 3 and fair value measurements. The new guidance also clarifies existing guidance about the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. The new guidance is effective for the Company beginning in the first quarter of 2010, except for the gross presentation of Level 3 rollforwards, which is effective for the first quarter of 2011. The Company does not expect its adoption of the new fair value guidance to have a material impact on its financial position or results of operations.

Note 2 —	Supplementary Cash Flow Data

Supplemental cash flow information was as follows (in thousands):

				Period from
				August 5, 1997
	Years Ended December 31,			(Date of Inception) to
	2009	2008	2007	December 31, 2009

Cash paid for interest	$399	$412	$594	$4,398
Cash paid for income taxes	1	1	1	10
Significant non-cash investing and financing activities:
Deferred stock-based compensation	—	—	—	6,940
Purchases of property and equipment through accounts payable	126	127	359	126
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	—	258
Penalty on restructuring of equipment financing lines	—	—	—	475
Conversion of convertible preferred stock to common stock	—	—	—	133,172
Warrants issued in registered direct equity financing	1,585	—	—	1,585

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3 —	Cash Equivalents, Investments and Fair Value Measurements

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and available for sale investments at December 31, 2009 and 2008 were as follows (in thousands):

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates

Cash equivalents — money market funds	$23,773	—	—	$23,773

Short-term investments — U.S. Treasury securities	$71,265	$1	$—	$71,266	1/2010 — 6/2010

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates

Cash equivalents — money market funds	$41,224	—	—	$41,224

Short-term investments — U.S. Treasury securities	$15,030	$18	$—	$15,048	1/2009 — 3/2009

As of December 31, 2009 and 2008, the Company’s cash equivalents and short-term investments had no unrealized losses.

Interest income was $0.6 million, $3.2 million and $8.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, and $28.1 million for the period August 5, 1997 (inception) through December 31, 2009.

Investments in Auction Rate Securities and Investment Put Option Related to Auction Rate Securities Rights

The Company’s short-term investments in ARS as of December 31, 2009 and long-term investments in ARS as of December 31, 2008, refer to securities that are structured with short-term interest reset dates every 28 days but with maturities generally greater than 10 years. At the end of each reset period, investors can attempt to sell the securities through an auction process or continue to hold the securities. The Company has classified its ARS holdings as short-term investments as of December 31, 2009 and long-term investments as of December 31, 2008, based on its intention to liquidate the investments on June 30, 2010, the earliest date it can exercise the ARS Rights.

At December 31, 2009, the Company held approximately $17.9 million in par value, $15.5 million carrying value, of ARS classified as short-term investments. The assets underlying these ARS are student loans that are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the ARS are not currently liquid and the Company will not be able to access these funds until a future auction of the ARS is successful, a buyer is found outside of the auction process, the ARS are redeemed by the issuer or they mature. Historically, the fair value of the ARS approximated par value due to the frequent interest rate resets associated with the auction process. However, there is not a current active market for the ARS, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The ARS continue to pay interest according to their stated terms.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The fair value of the Company’s investments in its ARS as of December 31, 2009 and December 31, 2008 was determined to be $15.5 million and $16.6 million, respectively. In the fourth quarter of 2008, based on valuation models of the individual securities, the Company recognized in the statement of operations a loss of approximately $3.4 million on ARS in Interest and Other, net, for which the Company concluded that an other-than-temporary impairment existed. Changes in the fair value of the ARS are recognized in current period earnings in Interest and Other, net. Therefore, the Company recognized the sale of $2.1 million of ARS at par value and unrealized gains of $1.0 million on its ARS in 2009 to reflect the change in fair value.

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

The ARS Rights represent a firm agreement in accordance with the accounting guidance for derivatives and hedging, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in a put option that is recognized as a separate freestanding instrument that is accounted for separately from the ARS investments. As of December 31, 2009 and December 31, 2008, the Company recorded $2.4 million and $3.4 million, respectively, as the fair value of the investment put option related to the ARS Rights, classified as short-term and long-term assets, respectively, on the balance sheet. The Company recorded a corresponding charge of $1.0 million for 2009 and a credit of $3.4 million for 2008, to Interest and Other, net, in the statement of operations. The investment put option related to the ARS Rights does not meet the definition of a derivative instrument. Therefore, the Company elected to measure the investment put option related to the ARS Rights at fair value to mitigate volatility in reported earnings due to their linkage to the ARS. The Company valued the investment put option related to the ARS Rights using a Black-Scholes option pricing model that included estimates of interest rates, based on data available, and was adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. Any change in these assumptions and market conditions would affect the value of the investment put option related to the ARS Rights.

The Company records the investment put option related to the ARS Rights in accordance with the fair value option permitted under fair value accounting guidance for financial instruments. Changes in the fair value of the investment put option are recognized in current period earnings in Interest and Other, net. Accordingly, the Company recognized an unrealized loss of $1.0 million on the investment put option in 2009. The Company anticipates that any future changes in the fair value of the investment put option related to the ARS Rights will be offset by the changes in the fair value of the related ARS with no material net impact to the statements of operations, subject to adjustment for changes in UBS’s credit profile. The investment put option related to the ARS Rights will

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

continue to be measured at fair value until the earlier of the Company’s exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights, or the maturity of the ARS underlying the ARS Rights.

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

Financial assets measured at fair value on a recurring basis as of December 31, 2009 and 2008 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2009
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value

Money market funds	$23,773	$—	$—	$23,773
U.S. Treasury securities	71,266	—	—	71,266
Investments in ARS	—	—	15,542	15,542
Investment put option related to ARS Rights	—	—	2,358	2,358

Total	$95,039	$—	$17,900	$112,939

Amounts included in:
Cash and cash equivalents	$23,773	$—	$—	$23,773
Short-term investments	71,266	—	—	71,266
Investments in ARS	—	—	15,542	15,542
Investment put option related to ARS Rights	—	—	2,358	2,358

Total	$95,039	$—	$17,900	$112,939

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
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

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. The valuation technique used to measure fair value for Level 3 assets is an income approach, where, in most cases, the expected future cash flows are discounted back to present value for each asset, except for the investment put option related to the ARS Rights, which is based on the Black-Scholes option pricing model and approximates the difference in value between the par value and the fair value of the associated ARS.

At December 31, 2009, the Company held approximately $15.5 million in fair value of ARS classified as short-term investments. The assets underlying the ARS are student loans which are substantially backed by the federal government. The fair values of these securities as of December 31, 2009 were estimated utilizing a discounted cash flow (“DCF”) analysis. In the first quarter of fiscal year 2008, the Company reclassified its ARS to the Level 3 category, as some of the inputs used in the DCF model are unobservable. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. The assumptions used in preparing the DCF model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available as of December 31, 2009. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of the ARS. The significant assumptions of the DCF model are discount margins that are based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items that this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing of expected future cash flows. The Company’s ARS were also compared, when possible, to other observable market data for securities with similar characteristics as the ARS.

Due to the change of the fair value of the Company’s ARS and the investment put option related to the ARS Rights, unrealized gains of $1.0 million on the ARS and unrealized losses of $1.0 million on the investment put option related to the ARS Rights were included in Interest and Other, net in the accompanying statement of operations for 2009. The ARS investments continue to pay interest according to their stated terms.

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs consisted solely of the ARS and the investment put option related to the ARS Rights. The following table provides a reconciliation for all assets measured at fair value using significant Level 3 inputs for the twelve months ended December 31, 2009 (in thousands):

		Investment Put Option
		Related to ARS
	ARS	Rights

Balance as of December 31, 2008	$16,636	$3,389
Unrealized gain on ARS, included in Interest and Other, net	1,031	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and Other, net	—	(1,031)
Sale of ARS	(2,125)	—

Balance as of December 31, 2009	$15,542	$2,358

The total amount of assets measured using valuation methodologies based on Level 3 inputs represented approximately 16% of the Company’s total assets that were measured at fair value as of December 31, 2009.

Note 4 —	Balance Sheet Components

	December 31,
	2009	2008

Property and equipment, net (in thousands):
Laboratory equipment	$16,238	$18,254
Computer equipment and software	3,699	3,700
Office equipment, furniture and fixtures	431	431
Leasehold improvements	3,293	3,146

	23,661	25,531
Less: Accumulated depreciation and amortization	(19,948)	(20,444)

	$3,713	$5,087

Property and equipment pledged as collateral against outstanding borrowings under the Company’s equipment financing lines totaled $8.8 million, less accumulated depreciation of $6.5 million, at December 31, 2009 and $10.1 million, less accumulated depreciation of $6.1 million, at December 31, 2008. Depreciation expense was $2.0 million, $2.5 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

	December 31,
	2009	2008

Accrued liabilities (in thousands):
Clinical and pre-clinical costs	$2,396	$5,368
Consulting and professional fees	360	446
Bonus	1,902	13
Vacation and other payroll related	924	959
Other accrued expenses	223	388
Income tax payable	130	—

	$5,935	$7,174

Interest receivable on cash equivalents and investments of $378,000 and $106,000 is included in prepaid and other current assets at December 31, 2009 and 2008, respectively.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 —	Related Party Transactions

Research and Development Arrangements

Amgen

On December 29, 2006, the Company entered into a collaboration and option agreement with Amgen (the “Amgen Agreement”) to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including omecamtiv mecarbil, formerly known as CK-1827452. The Amgen Agreement provided Amgen a non-exclusive license and access to certain technology, and an option to obtain an exclusive license to omecamtiv mecarbil and related compounds worldwide, except Japan. Under the agreement, the Company received an upfront, non-refundable license and technology access fee of $42.0 million from Amgen, which the Company was recognizing as revenue ratably over the maximum term of the non-exclusive license, which was four years. Management determined that the obligations under the non-exclusive license did not meet the requirement for separate units of accounting and therefore should be recognized as a single unit of accounting.

In connection with entering into the Amgen Agreement, the Company contemporaneously entered into a common stock purchase agreement (the “CSPA”) with Amgen, which provided for the sale of 3,484,806 shares of the Company’s common stock at a price per share of $9.47 and an aggregate purchase price of approximately $33.0 million. On January 2, 2007, the Company issued 3,484,806 shares of common stock to Amgen under the CSPA. After deducting the offering costs, the Company received net proceeds of approximately $32.9 million in January 2007. The common stock was valued using the closing price of the common stock on December 29, 2006, the last trading day of the common stock prior to issuance. The difference between the price paid by Amgen of $9.47 per share and the stock price of $7.48 per share of common stock totaled $6.9 million. This premium was recorded as deferred revenue in January 2007 and was being recognized as revenue ratably over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which was four years.

Prior to Amgen’s exercise of its option, the Company conducted research and development activities at its own expense for omecamtiv mecarbil in accordance with an agreed upon plan. In May 2009, Amgen exercised its option. In connection with the exercise of the option, Amgen paid the Company a non-refundable option exercise fee of $50.0 million in June 2009. At that time, Amgen assumed responsibility for the development and commercialization of omecamtiv mecarbil and related compounds, at Amgen’s expense, subject to the Company’s specified development and commercial participation rights. Amgen’s exclusive license extends for the life of the intellectual property that is the subject of the license, and the Company has no further performance obligations related to research and development under the program, except as defined by the annual joint research and development plans as the parties may mutually agree. Accordingly, the Company recognized the $50.0 million option exercise fee as license revenues from related parties in 2009.

Upon Amgen’s exercise of the option, the Company was required to transfer all data and know-how necessary to enable Amgen to assume responsibility for development and commercialization of omecamtiv mecarbil and related compounds. Under the Amgen Agreement, the Company may be eligible to receive pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration and royalties that escalate based on increasing levels of the annual net sales of products commercialized under the agreement. The agreement also provides for the Company to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If the Company elects to co-fund such costs, it would be entitled to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense.

Prior to Amgen’s exercise of its option in May 2009, the Company was amortizing the 2006 non-exclusive license and technology access fee from Amgen and related stock purchase premium over the maximum term of the non-exclusive license, which was four years. The non-exclusive license period ended upon the exercise of Amgen’s

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

option in May 2009. The Company has no further performance obligations related to the non-exclusive license. Accordingly, the Company recognized as revenue the balance of the deferred Amgen revenue at the time Amgen exercised its option. In 2009, the Company recognized $24.4 million related to the Amgen 2006 non-exclusive license and technology access fee and stock purchase premium as license revenues from related parties. In each of 2008 and 2007, the Company recognized license revenue related to the Amgen non-exclusive license and technology access fee and stock purchase premium of $12.2 million as license revenues from related parties.

Subsequent to Amgen obtaining the exclusive license to omecamtiv mecarbil and related compounds, the Company is providing research and development support of the program, as and when agreed to by both parties. Under the Amgen Agreement, Amgen reimburses the Company for such activities at predetermined rates per FTE, and for related out of pocket expenses at cost, including purchases of clinical trial material at manufacturing cost. The FTE rates are negotiated rates that are based upon the Company’s costs, and which the Company believes approximate fair value. In 2009, pursuant to the Amgen Agreement, the Company transferred to Amgen for $4.0 million the majority of the Company’s existing inventories of omecamtiv mecarbil and related reference materials. The $4.0 million purchase price was a negotiated price and represented the fair value of the materials transferred. The Company’s out of pocket costs for the transferred materials were incurred and recorded as research and development expense in prior periods. The Company recorded total research and development revenues under the Amgen Agreement of $7.1 million in 2009, including $4.0 million for the material transferred and $3.1 million for FTE and out of pocket expense reimbursements.

Deferred revenue related to Amgen was $0.8 million at December 31, 2009 and $24.5 million at December 31, 2008. The deferred revenue balance at December 31, 2009 resulted from Amgen’s prepayment of FTE reimbursements. The deferred revenue balance at December 31, 2008 represented the unrecognized portion of the upfront license fee and stock purchase premium from Amgen in 2006. Related party accounts receivable from Amgen were $0.2 million and $0.1 million at December 31, 2009 and December 31, 2008, respectively.

GSK

In 2001, the Company entered into a collaboration and license agreement with GSK (the “GSK Agreement”), establishing a strategic alliance to discover, develop and commercialize small molecule drugs for the treatment of cancer and other diseases. Under this agreement, GSK paid the Company an upfront license fee for rights to certain technologies and milestone payments regarding performance and developments within agreed-upon projects. In conjunction with these projects, GSK agreed to reimburse the Company’s costs associated with the strategic alliance. In connection with the agreement, in 2001 GSK made a $14.0 million equity investment in the Company. In 2001, the Company also received $14.0 million for the upfront license fee, which was recognized ratably over the initial five-year research term of the agreement. The Company recognized $1.4 million as license revenue under this agreement in 2007, and zero in 2008 and 2009. At December 31, 2009 and 2008, no license revenue under this agreement was deferred. The Company recognized as revenue $45,000, $0.2 million and $0.4 million in patent, FTE and other expense reimbursements for the years ended December 31, 2009, 2008 and 2007 respectively, and $32.5 million in the period from August 5, 1997 (inception) through December 31, 2009. The Company also received and recognized as revenue $1.0 million in performance milestone payments under the agreement for the year ended December 31, 2007, zero in the years ended December 31, 2009 and 2008, and $8.0 million in the period from August 5, 1997 (inception) through December 31, 2009 as no ongoing performance obligations existed with respect to this aspect of the agreement. Related party accounts receivable from GSK were zero at December 31, 2009 and $0.1 million at December 31, 2008.

Under the November 2006 amendment to the GSK Agreement, the Company assumed responsibility, at its expense, for the continued research, development and commercialization of inhibitors of kinesin spindle proteins, including ispinesib and SB-743921, and other mitotic kinesins, other than centromere-associated protein E (“CENP-E”). Under the November 2006 amendment, the Company’s development of ispinesib and SB-743921

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

were subject to GSK’s option to resume responsibility for the development and commercialization of either or both drug candidates. In December 2008, GSK’s option to ispinesib and SB-743921 expired. Consequently, all rights to these drug candidates remain with the Company, subject to certain royalty obligations to GSK.

The initial five-year research term of the collaboration and license agreement expired in June 2005, and was extended for an additional year in each of June 2006, 2007 and 2008. Under these extensions, GSK and the Company conducted translational research activities focused on CENP-E, each at its own expense.

In December 2009, the Company and GSK agreed to terminate the collaboration and license agreement, effective February 28, 2010. As a result, all rights for GSK-923295 reverted to the Company at that time, subject to certain royalty obligations to GSK. GSK remains responsible for all activities and costs associated with completing and reporting on the ongoing Phase I clinical trial of GSK-923295.

GSK made additional equity investments in the Company in 2003 and 2004 of $3.0 million and $7.0 million, respectively.

Other Research and Development Arrangements

In 1998, the Company entered into a license agreement with certain universities with which the Company’s founding scientists were affiliated. The Company agreed to pay technology license fees and milestone payments for technology developed under the license agreement. The Company is also obligated to make minimum royalty payments, as specified in the agreement, commencing the year of product market introduction or upon an agreed upon anniversary of the license agreement. The Company paid $40,000, $51,000 and $74,000 to the universities under this agreement in 2009, 2008 and 2007, respectively, and $1.2 million in the period August 5, 1997 (inception) through December 31, 2009.

Other

Related Party Notes Receivable

In 2001 and 2002, the Company extended loans for $200,000 and $100,000, respectively, to certain officers of the Company. The loans accrued interest at 5.18% and 5.75% and were scheduled to mature on November 12, 2010 and July 12, 2008, respectively. In 2002 the Company extended loans totaling $650,000 to various certain officers and employees of the Company. The loans accrue interest at rates ranging from 4.88% to 5.80% and have scheduled maturities on various dates between 2005 and 2011. Certain of the loans were collateralized by the common stock of the Company owned by the officers and by stock options and were repaid in full within eighteen months after the Company’s IPO date of April 29, 2004. Certain of the loans will be forgiven if the officers remain with the Company through the maturation of their respective loans. The Company did not extend any loans to officers or employees of the Company subsequent to 2002. Principal repayments totaled $30,000 and $130,000 and principal forgiven totaled $9,000 and $47,000 in 2009 and 2008, respectively. A total of $9,000 and $48,000 was outstanding on these loans at December 31, 2009 and 2008, respectively, and was classified as related party notes receivable. Interest receivable on these loans was zero at December 31, 2009 and $1,000 at December 31, 2008 and was included in related party accounts receivable.

James H. Sabry, M.D., Ph.D. is Chairman of the Company’s Board of Directors, Chairman of the Company’s Scientific Advisory Board and a consultant to the Company. In March 2008, Dr. Sabry voluntarily resigned from his position as Executive Chairman of the Board of Directors of the Company and assumed his current roles. In accordance with the terms of Dr. Sabry’s promissory note payable to the Company, the outstanding balance of the note of $100,000 became due, and was repaid in full, in April 2008.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Board Members

The Company incurred consulting fees for services provided by Dr. Sabry of $60,000, $120,000 and zero for the years ended December 31, 2009, 2008 and 2007, respectively. There was no related party payable balance due to Dr. Sabry at December 31, 2009 or 2008.

James Spudich, Ph.D., is a member of the Company’s Board of Directors and a consultant to the Company. The Company incurred consulting fees for services provided by Dr. Spudich of $28,000, $38,000 and $50,000 in the years ended December 31, 2009, 2008 and 2007, respectively. There was no related party payable balance due to Dr. Spudich at December 31, 2009 or 2008.

Charles Homcy, M.D., was a member of the Company’s Board of Directors through July 1, 2008 and continues as a consultant to the Company. Dr. Homcy is the President and CEO of Portola Pharmaceuticals, Inc. The Company incurred consulting fees for services proved by Dr. Homcy of $15,000, $15,000 and $23,000 in 2009, 2008 and 2007, respectively. There was no related party payable balance due to Dr. Homcy at December 31, 2009 or 2008.

Note 6 —	Equipment Financing Lines

In January 2004, the Company entered into an equipment financing agreement with GE Capital under which the Company could borrow up to $4.5 million through a line of credit expiring December 31, 2006. The Company executed draws on this line of credit totaling $2.0 million, $1.3 million and $0.9 million during 2006, 2005 and 2004, respectively, at interest rates ranging from 4.56% to 7.44%. In October 2006, the Company was informed by GE Capital that the amounts available under this equipment line had been reduced by approximately $0.3 million. As of December 31, 2009, the balance of equipment loans outstanding under this line was $0.8 million, and no additional borrowings are available to the Company under it.

In April 2006, the Company entered into an equipment financing agreement with GE Capital under which the Company could borrow $4.6 million through a line of credit expiring April 28, 2007. In 2007 and 2006, the Company executed draws on this line of credit totaling approximately $4.1 million at interest rates ranging from 7.24% to 7.68%. As of December 31, 2009, the balance of equipment loans outstanding under this line was $1.8 million and no additional borrowings are available to the Company under it.

In August 2007, the Company entered into an equipment financing agreement with GE Capital under which the Company could borrow up to $3.0 million through a line of credit expiring September 30, 2008. The Company did not borrow any funds under this line and no additional borrowings are available to the Company under it.

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

As of December 31, 2009, future minimum lease payments under equipment lease lines were as follows (in thousands):

2010	$1,616
2011	833
2012	152

Total	$2,601

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Total interest expense was $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, and $5.2 million for the period from August 5, 1997 (date of inception) through December 31, 2009.

Note 7 —	Loan with UBS

In connection with the settlement with UBS AG relating to the Company’s ARS, the Company entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, the Company borrowed approximately $12.4 million under the loan agreement, with its ARS held in accounts with UBS and its affiliates as collateral. The loan amount was based on 75% of the fair value of the ARS as assessed by UBS at the time of the loan. The Company has drawn down the full amount available under the loan agreement. In general, the amount of interest payable under the loan agreement is intended to equal the amount of interest the Company would otherwise receive with respect to its ARS. During 2009, the interest rate due on the UBS loan was approximately the same as the interest rate earned from the ARS. The principal balance of the loan was lower than the par value of the ARS during 2009. During 2009, the Company paid $158,000 of interest expense associated with the loan and received $273,000 in interest income from the ARS. In accordance with the loan agreement, the Company applied the net interest received and the proceeds of $2.1 million from sales of ARS to the principal of the loan.

The carrying amount of the loan with UBS approximates its fair value due to the loan’s short-term nature and because the rate charged on the loan approximates the market rate.

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

Note 8 —	Restructuring

In September 2008, the Company announced a restructuring plan to realign its workforce and operations in line with a strategic reassessment of its research and development activities and corporate objectives. As a result, the Company focused its research activities to its muscle contractility programs while continuing to advance its then-ongoing clinical trials in heart failure and cancer, and discontinued early research activities directed to oncology. The Company communicated to affected employees a plan of organizational restructuring through involuntary terminations. Pursuant to the accounting guidance for exit or disposal cost obligations, the Company recorded a charge of approximately $2.5 million in 2008. To implement this plan, the Company reduced its workforce at the time by approximately 29%, or 45 employees. The affected employees were provided with severance and related benefits payments and outplacement assistance.

The Company has completed all restructuring activities and recognized all anticipated restructuring charges. All severance payments were made as of December 31, 2008.

As a result of the restructuring plan, in the year ended December 31, 2008, the Company recorded restructuring charges of $2.2 million for employee severance and benefit related costs and $0.3 million related to the impairment of lab equipment held for sale. In 2009, the Company recorded a net reduction in restructuring charges of $23,000, primarily consisting of reversals of accrued employee benefit related restructuring costs, partially offset by impairment charges for equipment held for sale.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the accrual balances and utilization by cost type for the restructuring plan (in thousands):

	Employee Severance	Impairment of
	and Related Benefits	Fixed Assets	Total

Restructuring liability at December 31, 2007	$—	$—	$—
2008 charges	2,190	283	2,473
Cash payments	(1,997)	—	(1,997)
Non-cash settlement	—	(283)	(283)

Restructuring liability at December 31, 2008	$193	$—	$193
2009 charges (reversals of charges)	(58)	35	(23)
Cash payments	(135)	45	(90)
Non-cash settlement	—	(80)	(80)

Restructuring liability at December 31, 2009	$—	$—	$—

Note 9 —	Commitments and Contingencies

Leases

The Company leases office space and equipment under two non-cancelable operating leases with expiration dates in 2011 and 2013. Rent expense net of sublease income was $3.0 million, $3.0 million and $3.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, and was $24.3 million for the period from August 5, 1997 (inception) through December 31, 2009. The terms of both facility leases provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period.

As of December 31, 2009, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2010	$3,008
2011	2,572
2012	2,042
2013	1,316

Total	$8,938

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by or on behalf of the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers and directors in certain circumstances. The Company maintains product liability insurance and comprehensive general liability insurance, which may cover certain liabilities arising from its indemnification obligations. It is not possible to determine the maximum potential amount of exposure under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

circumstances involved in each particular indemnification obligation. Such indemnification obligations may not be subject to maximum loss clauses.

Note 10 —	Convertible Preferred Stock

Effective upon the closing of the initial public offering on April 29, 2004, all outstanding shares of the Company’s convertible preferred stock converted into 17,062,145 shares of common stock. In January 2004, the Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation changing the authorized number of shares of preferred stock to 10,000,000, effective upon the closing of the initial public offering. As of December 31, 2009 and 2008, there were 10,000,000 shares of convertible preferred stock authorized and no shares outstanding.

Note 11 —	Stockholders’ Equity (Deficit)

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

In October 2005, the Company entered into a committed equity financing facility (the “2005 CEFF”) with Kingsbridge Capital Ltd. (“Kingsbridge”), pursuant to which Kingsbridge committed to purchase, subject to certain conditions of the 2005 CEFF, up to $75.0 million of the Company’s newly-issued common stock during the next three years. Subject to certain conditions and limitations, from time to time under the 2005 CEFF, the Company could require Kingsbridge to purchase newly-issued shares of the Company’s common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares the Company could issue in any pricing period was the lesser of 2.5% of the Company’s market capitalization immediately prior to the commencement of the pricing period or $15.0 million. The minimum acceptable volume weighted average price for determining the purchase price at which the Company’s stock could be sold in any pricing period was the greater of $3.50 or 85% of the closing price for the Company’s common stock on the day prior to the commencement of the pricing period. In 2007, the Company received gross proceeds of $9.5 million from the drawdown of 2,075,177 shares of common stock pursuant to the 2005 CEFF. In 2006, the Company received gross proceeds of $17.0 million from the drawdown of 2,740,735 shares of common stock pursuant to the 2005 CEFF. In 2005, the Company received gross proceeds of $5.7 million from the draw down and sale of 887,576 shares of common stock before offering costs of $178,000. No further draw downs are available to the Company under the 2005 CEFF.

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

In connection with entering into the collaboration and option agreement, the Company also entered into a CSPA with Amgen, which provided for the sale of 3,484,806 shares of the Company’s common stock at a price per share of $9.47 and an aggregate purchase price of approximately $33.0 million. On January 2, 2007, the Company issued 3,484,806 shares of common stock to Amgen under the CSPA. After deducting the offering costs, the Company received net proceeds of approximately $32.9 million in January 2007. The common stock was valued using the closing price of the common stock on December 29, 2006, the last trading day of the common stock prior to issuance. The difference between the price paid by Amgen of $9.47 per share and the stock price of $7.48 per share of common stock totaled $6.9 million. This premium was recorded as deferred revenue in January 2007 and through May 2009, was recognized as revenue ratably over the maximum term of the non-exclusive license granted to Amgen under the collaboration and option agreement, which was approximately four years.

In October 2007, the Company entered into a new committed equity financing facility (the “2007 CEFF”) with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital over a three-year period. Subject to certain conditions and limitations, including a minimum volume-weighted average price of $2.00 for the Company’s common stock, from time to time under the 2007 CEFF, at the Company’s election, Kingsbridge is committed to purchase newly-issued shares of the Company’s common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares the Company may issue in any pricing period is the lesser of 2.5% of its market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of the 2007 CEFF arrangement, the Company issued a warrant to Kingsbridge to purchase 230,000 shares of the Company’s common stock at a price of $7.99 per share, which represents a premium over the closing price of its common stock on the date the Company entered into the 2007 CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of three years thereafter. The Company may sell a maximum of 9,779,411 shares (exclusive of the shares underlying the warrant) under the 2007 CEFF. Under the rules of the NASDAQ Stock Market LLC, this is approximately the maximum number of shares the Company may sell to Kingsbridge without its stockholders’ approval. This restriction may further limit the amount of proceeds the Company is able to obtain from the 2007 CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the 2007 CEFF and there are no minimum commitments or minimum use penalties. The 2007 CEFF does not contain any restrictions on the Company’s operating activities, any automatic pricing resets or any minimum market volume restrictions. In 2009, the Company sold 3,596,728 shares of its common stock to Kingsbridge under the 2007 CEFF for gross proceeds of $6.9 million, before issuance costs of $98,000. As of December 31, 2009, 6,182,683 shares remain available to the Company for sale under the 2007 CEFF.

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company issued warrants to purchase 244,000 of common stock to Kingsbridge in connection with the 2005 CEFF. The warrants are exercisable at a price of $9.13 per share beginning six months after the date of grant and for a period of five years thereafter. The warrants were valued at $920,000 using the Black-Scholes pricing model and the following assumptions: a contractual term of five years, risk-free interest rate of 4.3%, volatility of 67%, and the fair value of our stock price on the date of performance commitment, October 28, 2005, of $7.02. The warrant value was recorded as an issuance cost in additional paid-in capital on the initial draw down of the CEFF in December 2005. These warrants are vested and fully exercisable as of December 31, 2009.

The Company issued warrants to purchase 230,000 shares of common stock to Kingsbridge in connection with the 2007 CEFF. The warrants are exercisable at a price of $7.99 per share beginning six months after the date of grant and for a period of three years thereafter. The warrants were valued at $594,000 using the Black-Scholes pricing model and the following assumptions: a contractual term of three years, risk-free interest rate of 4.275%, volatility of 73%, and the fair value of the Company’s stock price on the date of performance commitment, October 15, 2007, of $6.00. The warrant value was recorded as an issuance cost in additional paid-in capital on the initial draw down of the 2007 CEFF. These warrants are vested and fully exercisable as of December 31, 2009.

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

On May 21, 2009, the date that the provision for repricing of warrants lapsed when Amgen exercised its option to obtain the license, the exercise price of the warrants became known, and the warrants were re-valued at $4.8 million using the Black-Scholes pricing model and the following assumptions: a contractual term of 30 months; a risk-free interest rate of 1.12%; volatility of 89%; the Company’s enterprise value on the valuation date, May 21, 2009, factoring in the $50 million proceeds from Amgen; and the contractual warrant exercise price of $2.75. The $1.6 million difference between the original valuation of the warrants and the subsequent valuation on May 21, 2009, was charged to Interest and Other, net, in the statement of operations for 2009. The resulting valuation amount of $4.8 million for the warrants was reclassified from liabilities to additional paid-in capital in stockholders’ equity.

Outstanding warrants were as follows at December 31, 2009:

Number	Exercise	Expiration
of Shares	Price	Date

244,000	$9.13	04/28/11
230,000	$7.99	04/15/11
3,553,300	$2.75	11/18/11

Stock Option Plans

2004 Plan

In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, stock performance units and stock performance shares to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options, respectively. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. At the May 2009 Annual Meeting of Stockholders, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 2,000,000. As of December 31, 2009, 10,435,739 shares of common stock were authorized for issuance under the 2004 Plan.

1997 Plan

In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

options may be granted to Company employees and consultants. Options under the Plan may be granted for terms of up to ten years from the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory stock option shall not be less than 100% and 85% of the estimated fair market value of the shares on the date of grant, respectively, and (ii) with respect to any 10% shareholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. To date, options granted generally vest over four or five years (generally 25% after one year and monthly thereafter). As of December 31, 2009, the Company had reserved 646,952 shares of common stock for issuance related to options outstanding under the 1997 Plan, and there were no shares available for future grants under the 1997 Plan.

Activity under the two stock option plans was as follows:

	Shares		Weighted
	Available for		Average Exercise
	Grant of Option	Stock Options	Price per Share -
	or Award	Outstanding	Stock Options

Options authorized	1,000,000	—	$—
Options granted	(833,194)	833,194	0.20
Options exercised	—	(147,625)	0.20
Options forfeited	—	—	—

Balance at December 31, 1998	166,806	685,569	0.12
Increase in authorized shares	461,945	—	—
Options granted	(582,750)	582,750	0.39
Options exercised	—	(287,500)	0.24
Options forfeited	50,625	(50,625)	0.20

Balance at December 31, 1999	96,626	930,194	0.25
Increase in authorized shares	1,704,227	—	—
Options granted	(967,500)	967,500	0.58
Options exercised	—	(731,661)	0.27
Options forfeited	68,845	(68,845)	0.30

Balance at December 31, 2000	902,198	1,097,188	0.52
Options granted	(525,954)	525,954	1.12
Options exercised	—	(102,480)	0.55
Options forfeited	109,158	(109,158)	0.67

Balance at December 31, 2001	485,402	1,411,504	0.73
Increase in authorized shares	1,250,000	—	—
Options granted	(932,612)	932,612	1.20
Options exercised	—	(131,189)	0.64
Options forfeited	152,326	(152,326)	0.78

Balance at December 31, 2002	955,116	2,060,601	0.95
Options granted	(613,764)	613,764	1.39
Options exercised	—	(380,662)	1.02
Options forfeited	49,325	(49,325)	0.89

Balance at December 31, 2003	390,677	2,244,378	1.06
Increase in authorized shares	1,600,000	—	—
Options granted	(863,460)	863,460	7.52
Options exercised	—	(404,618)	1.12
Options forfeited	74,025	(58,441)	3.64
Options retired	(36,128)	—	—

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Shares		Weighted
	Available for		Average Exercise
	Grant of Option	Stock Options	Price per Share -
	or Award	Outstanding	Stock Options

Balance at December 31, 2004	1,165,114	2,644,779	$3.10
Increase in authorized shares	995,861	—	—
Options granted	(996,115)	996,115	7.23
Options exercised	—	(196,703)	1.48
Options forfeited	182,567	(161,958)	5.89

Balance at December 31, 2005	1,347,427	3,282,233	4.31
Increase in authorized shares	1,039,881	—	—
Options granted	(1,250,286)	1,250,286	7.04
Options exercised	—	(354,502)	1.47
Options forfeited	146,854	(145,317)	7.16

Balance at December 31, 2006	1,283,876	4,032,700	5.31
Increase in authorized shares	1,500,000	—	—
Options granted	(1,647,570)	1,647,570	6.65
Options exercised	—	(259,054)	1.95
Options forfeited	360,990	(360,922)	6.94

Balance at December 31, 2007	1,497,296	5,060,294	5.80
Increase in authorized shares	3,500,000	—	—
Options granted	(1,731,594)	1,731,594	3.41
Restricted stock awards granted	(397,960)	—	—
Options exercised	—	(95,796)	1.36
Options forfeited	720,876	(720,876)	5.79
Restricted stock awards forfeited	1,500	—	—

Balance at December 31, 2008	3,590,118	5,975,216	5.18
Increase in authorized shares	2,000,000	—	—
Options granted	(1,792,750)	1,792,750	1.91
Options exercised	—	(492,003)	1.19
Options forfeited	291,500	(291,500)	6.06
Restricted stock awards forfeited	9,360	—	—

Balance at December 31, 2009	4,098,228	6,984,463	4.58

The options outstanding and currently exercisable by exercise price at December 31, 2009 were as follows:

	Options Outstanding			Vested and Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining Contractual	Number of	Average
Range of Exercise Price	Options	Exercise Price	Life (Years)	Options	Exercise Price

$0.58 — $1.75	496,212	$1.16	3.10	486,440	$1.15
$1.85	1,579,625	$1.85	9.15	349,982	$1.85
$1.86 — $3.33	430,830	$2.86	7.75	238,782	$2.71
$3.37	1,062,935	$3.37	8.12	482,659	$3.37
$3.45 — $6.59	903,494	$5.68	6.16	794,323	$5.85
$6.61 — $6.78	38,200	$6.69	6.83	28,350	$6.70
$6.81	982,869	$6.81	7.17	676,560	$6.81
$6.96 — $7.15	987,698	$7.10	6.02	926,781	$7.10
$7.29 — $9.95	495,100	$9.15	5.25	481,300	$9.19
$10.12	7,500	$10.12	1.13	7,500	$10.12

	6,984,463	$4.58	7.07	4,472,677	$5.37

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 was $1.30 per share. The total intrinsic value of options exercised during the year ended December 31, 2009 was $1.0 million. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2009 was $2.7 million and $1.3 million, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2009 and the exercise price of shares. The market value as of December 31, 2009 was $2.91 per share as reported by NASDAQ. As of December 31, 2009 the total number of options vested and expected to vest was 6,902,619 with a weighted average exercise price of $4.61 per share, aggregate intrinsic value of $2.6 million and weighted average remaining contractual life of 7.1 years.

As of December 31, 2008, there were 3,676,233 options outstanding, exercisable and vested at a weighted average exercise price of $5.32 per share. As of December 31, 2007, there were 2,897,840 options outstanding, exercisable and vested at a weighted average exercise price of $5.03 per share. The weighted average grant date fair value of options granted in the years ended December 31, 2009, 2008 and 2007 was $1.30, $2.06 and $4.50, respectively.

Restricted stock award activity was as follows:

		Weighted
		Average Award
	Number of	Date Fair Value per
	Shares	Share

Restricted stock awards outstanding at December 31, 2007	—	$—
Awards granted	397,960	2.37
Awards forfeited	(1,500)	2.37

Unvested restricted stock awards outstanding at December 31, 2008	396,460	2.37
Awards released	(195,470)	2.37
Awards forfeited	(9,360)	2.37

Unvested restricted stock awards outstanding at December 31, 2009	191,630	2.37

The Company measures compensation expense for restricted stock awards at fair value on the date of grant and recognizes the expense over the expected vesting period. The fair value for restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. Unvested restricted stock awards are subject to repurchase at no cost to the Company. The outstanding restricted stock awards vest annually over approximately two years. As of December 31, 2009, there was $0.3 million of unrecognized compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted-average period of 0.7 years.

Stock-based Compensation

Deferred Employee Stock-Based Compensation

In anticipation of its 2004 IPO, the Company determined that, for financial reporting purposes, the estimated value of its common stock was in excess of the exercise prices of its stock options. Accordingly, for stock options issued to employees prior to its IPO, the Company recorded deferred stock-based compensation and amortized the related expense on a straight line basis over the service period, which was generally four years. The Company recorded deferred employee stock compensation of $6.2 million for the period from August 5, 1997 (date of inception) through December 31, 2008. For the years ended December 31, 2009, 2008 and 2007, the Company recorded no deferred stock compensation. For the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization of deferred stock-based compensation of zero, $0.3 million and $0.7 million, respectively, in

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

connection with options granted to employees. The remaining balance of deferred compensation became fully amortized in 2008.

Non-employee Stock-Based Compensation

The Company records stock option grants to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest.

There were no stock option grants to non-employees in the years ended December 31, 2009, 2008 or 2007. When terminating employees continue to provide service to the Company as consultants, the expense associated with the continued vesting of the related stock options is classified as non-employee stock compensation expense after the status change.

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $0.1 million, $27,000 and $14,000 in 2009, 2008 and 2007, respectively, and $1.5 million for the period from August 5, 1997 (date of inception) through December 31, 2009.

Employee Stock Purchase Plan (“ESPP”)

In January 2004, the Board of Directors adopted the ESPP, which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. The Company issued 149,996, 164,451 and 179,835 shares of common stock during 2009, 2008 and 2007, respectively, pursuant to the ESPP at an average price of $1.66, $2.85 per share and $4.49 per share, in 2009, 2008 and 2007, respectively. At December 31, 2009 the Company had 563,551 shares of common stock reserved for issuance under the ESPP.

Note 12 —	Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. The Company did not record an income tax provision in the years ended December 31, 2008 and 2007 because the Company had a net taxable loss in each of those periods. The Company recorded the following income tax provision (in thousands) in 2009 due to Alternative Minimum Tax (“AMT”):

	Years Ended
	December 31,
	2009	2008	2007

Current:
Federal	$150	$—	$—
State	—	—	—

Total	$150	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2009	2008	2007
Deferred tax assets:
Depreciation and amortization	$10,458	$11,855	$10,213
Reserves and accruals	2,784	11,343	973
Net operating losses	103,166	104,891	95,706
Tax credits	18,632	16,511	13,761

Total deferred tax assets	135,040	144,600	120,653
Less: Valuation allowance	(135,040)	(144,600)	(120,653)

Net deferred tax assets	$—	$—	$—

Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting the Company’s future results, the Company maintained a full valuation allowance on the net deferred tax assets as of December 31, 2009 and 2008. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance decreased by $9.56 million in 2009, and increased by $23.9 million and $18.3 million in 2008 and 2007, respectively.

The following are the Company’s valuation and qualifying accounts (in thousands):

	Balance at
	Beginning of	Charged to	Charged to		Balance at
	Period	Expenses	Other Accounts	Deductions	End of Period

Year Ended December 31, 2007:
Deferred tax valuation allowance	$102,314	18,339	—	—	$120,653
Year Ended December 31, 2008:
Deferred tax valuation allowance	$120,653	23,947	—	—	$144,600
Year Ended December 31, 2009:
Deferred tax valuation allowance	$144,600	(9,560)	—	—	$135,040

Following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended
	December 31,
	2009	2008	2007

Tax at federal statutory tax rate	34%	(34)%	(34)%
State income tax, net of federal tax benefit	6%	(6)%	(6)%
Research and development credits	(8)%	(5)%	(5)%
Adjustment to prior year research and development credits due to results of research and development credit study	0%	0%	2%
Adjustment due to Section 383 limitation	0%	0%	2%
Deferred tax assets (utilized) not benefited	(37)%	43%	38%
Stock-based compensation	4%	2%	3%
Warrant expense	2%	0%	0%

Total	1%	0%	0%

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company had federal net operating loss carryforwards of approximately $284.3 million and state net operating loss carryforwards of approximately $111.6 million before federal benefit at December 31, 2009. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2020 and 2009, respectively. The net operating loss carryforwards include deductions for stock options. When utilized, the portion related to stock option deductions will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

The Company had research credit carryforwards of approximately $10.4 million and $11.8 million for federal and state income tax purposes, respectively, at December 31, 2009. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely.

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

The Company follows the accounting guidance that prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

Under the Worker, Homeownership, and Business Assistance Act of 2009 enacted in late 2009, the Company may be able to use its 2008 federal net operating loss carryforwards to eliminate its 2009 AMT. However the Department of Treasury has not issued formal definitive guidance as of early March 2010. If guidance is issued, this could result in a refund of the Company’s 2009 AMT.

The cumulative effect of adopting the current guidance on uncertain tax positions on January 1, 2007 resulted in no liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million. The Company is currently not subject to income tax examinations. In general, the statute of limitations for tax liabilities for these years remains open for purpose of adjusting the amounts of the losses and credits carried forward from those years.

Interest and penalties were zero for 2009 and 2008. The Company accounts for interest and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. The Company does not expect its unrecognized tax benefits, net of valuation allowances necessary to reflect expectations of realizability, to change materially over the next twelve months.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (“UTBs”) (in thousands):

	Federal	Federal Tax Benefit	Unrecognized Income Tax
	and State	of State Income Tax	Benefits - Net of Federal
	Tax	UTBs	Benefit of State UTBs

Unrecognized tax benefits balance at January 1, 2007	$3,129	$566	$2,563
Reduction for tax positions of prior years	(232)	96	(328)
Addition for tax positions related to the current year	644	130	514

Unrecognized tax benefits balance at December 31, 2007	3,541	792	2,749
Reduction for tax positions of prior years	—	—	—
Addition for tax positions related to the current year	694	137	557

Unrecognized tax benefits balance at December 31, 2008	4,235	929	3,306
Reduction for tax positions of prior years	—	—	—
Addition for tax positions related to the current year	507	104	403

Unrecognized tax benefits balance at December 31, 2009	$4,742	$1,033	$3,709

Note 13 —	Interest and Other, Net

Components of Interest and Other, net are as follows (in thousands):

				Period from
				August 5, 1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2009	2008	2007	2009

Unrealized gain (loss) on ARS (Note 3)	$1,031	$(3,389)	$—	$(2,358)
Unrealized gain (loss) on investment put options related to ARS Rights (Note 3)	(1,031)	3,389	—	2,358
Warrant expense	(1,585)	—	—	(1,585)
Interest income and other income	593	3,196	8,292	28,534
Interest expense and other expense	(409)	(491)	(699)	(5,771)

Interest and Other, net	$(1,401)	$2,705	$7,593	$21,178

Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and included in Interest and Other, net. The Company classified its investments in ARS as trading securities in short-term assets as of December 31, 2009 and in long-term assets as of December 31, 2008.

The Company elected to measure the investment put option related to the ARS Rights at fair value to mitigate volatility in reported earnings due to its linkage to the ARS. The Company recorded $2.4 million as the fair value of the investment put option related to the ARS Rights as of December 31, 2009, classified as a short-term asset on the balance sheet with a corresponding credit to Interest and Other, net. Changes in the fair value of the ARS are recognized in current period earnings in Interest and Other, net.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Warrant expense of $1.6 million for 2009 related to the change in the fair value of the warrant liability was recorded in connection with the Company’s registered direct equity offering in May 2009. See Note 11, “Stockholders’ Equity (Deficit) — Warrants” for further discussion.

Interest income and other income consists primarily of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consists of interest expense on borrowings under the Company’s equipment financing lines and, for the year ended December 31, 2009, interest expense on its loan agreement with UBS Bank USA and UBS Financial Services Inc.

Note 14 —	Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
Total revenues	$3,078	$71,930	$5,506	$1,023
Net income (loss)	(10,685)	55,959	(8,202)	(12,529)
Net income (loss) per share — basic	$(0.21)	$0.99	$(0.14)	$(0.21)
Net income (loss) per share — diluted	$(0.21)	$0.98	$(0.14)	$(0.21)
2008
Total revenues	$3,069	$3,074	$3,125	$3,151
Net loss	(13,895)	(15,364)	(16,259)	(10,856)
Net loss per share — basic and diluted	$(0.28)	$(0.31)	$(0.33)	$(0.22)

Note 15 —	Subsequent Events

Restricted cash.  In January 2010, GE Capital approved a $0.4 million reduction in the amount of the Company’s certificate of deposit. (See Note 6 “Equipment Financing Line” and Note 1 “Organization and Significant Accounting Policies — Restricted Cash.”)

Equipment purchase from a related party.  The Company purchased laboratory equipment from Arete Therapeutics Inc. for $40,000 in January 2010. James H. Sabry, the Chairman of the Company’s Board of Directors and a consultant to the Company, was the President and Chief Executive Officer of Arete Therapeutics Inc. at the time. This purchase was approved by the Audit Committee of the Company’s Board of Directors.

Kingsbridge draw down.  In the year to date period through March 11, 2010, we have received gross proceeds of $3.4 million from draw downs and sold 1,187,198 shares of our common stock to Kingsbridge under the 2007 CEFF. Kingsbridge is not obligated to purchase any further shares under this committed equity financing facility unless certain conditions are met, which include a minimum volume weighted average price of $2.00 for our common stock.

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

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of amyotrophic lateral sclerosis.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors” and “Executive Officers.”

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2009:

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available
	Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by stockholders	6,984,463	$4.58	4,661,779 (1)
Equity compensation plans not approved by stockholders	—	—	—

Total	6,984,463	$4.58	4,661,779

(1)	Includes 563,551 shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(2) Financial Statement Schedules:

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3) Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen Common Stock Certificate.(2)
4.2	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.(3)
4.3	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
4.4	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)
4.5	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.(5)
4.6	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
10.1	1997 Stock Option/Stock Issuance Plan.(1)
10.2	2004 Equity Incentive Plan, as amended.(21)
10.3	2004 Employee Stock Purchase Plan.(1)
10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(1)
10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)
10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)

Exhibit
Number		Description

10.10		First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(1)
10.11		Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(1)
10.12		Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.13		Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.14		Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.15		Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(1)
*10	.16	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Company dated April 21, 1998.(1)
10.17		Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Company, dated September 1, 2000.(1)
10.18		Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Company and Glaxo Wellcome International B.V.(1)
10.19		Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Company, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
*10	.20	Collaboration and License Agreement, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.21	Memorandum, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.22	Letter Amendment, dated October 28, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.23	Letter Amendment, dated November 5, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.24	Letter Amendment, dated December 13, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.25	Letter Amendment, dated July 11, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.26	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.27	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.28	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
10.29		Common Stock Purchase Agreement, dated March 10, 2004, by and between the Company and Glaxo Group Limited.(1)
10.30		David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.(1)
10.31		James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.(1)
10.32		David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
10.33		Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.(1)
10.34		David J. Morgans Cash Bonus Agreement, dated September 1, 2002.(1)
10.35		Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.36		David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
*10	.37	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Company and Portola Pharmaceuticals, Inc.(7)

Exhibit
Number		Description

*10	.38	First Amendment, dated March 24, 2005, to the Collaboration and Facilities Agreement by and between the Company and Portola Pharmaceuticals, Inc.(8)
*10	.39	Amendment, dated September 21, 2005, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(9)
10.40		Common Stock Purchase Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
10.41		Sublease, dated November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(10)
10.42		Stock Purchase Agreement dated January 18, 2006, by and among the Company, Federated Kaufmann Fund and Red Abbey Venture Partners, LLC.(11)
10.43		Letter Agreement dated January 17, 2006, by and between the Company and Pacific Growth Equities LLC.(11)
10.44		Loan Proposal, executed January 18, 2006, by and between the Company and General Electric Capital Corporation.(3)
10.45		Loan Proposal, executed March 16, 2006, by and between the Company and General Electric Capital Corporation.(12)
*10	.46	Second Amendment, dated March 17, 2006, to the Collaboration and Facilities Agreement by and between the Company and Portola Pharmaceuticals, Inc.(12)
*10	.47	Letter Amendment, dated June 16, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(13)
10.48		Sub-Sublease Agreement, dated August 4, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(14)
*10	.49	Amendment, dated November 27, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(15)
10.50		Common Stock Purchase Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)
*10	.51	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(16)
*10	.52	Letter Amendment, dated June 18, 2007, to Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(17)
10.53		Loan Proposal, executed August 28, 2007, by and between the Company and General Electric Capital Corporation.(18)
10.54		Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
*10	.55	Letter Amendment, dated March 11, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(23)
*10	.56	Letter Amendment, dated June 18, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(19)
10.57		Form of Indemnification Agreement between the Company and each of its directors and executive officers.(6)
*10	.58	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(20)
10.59		Executive Employment Agreement, dated March 31, 2008, by and between the Company and Michael Rabson.(20)
10.60		Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(6)
10.61		Form of Executive Employment Agreement between the Company and its executive officers.(6)
*10	.62	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(23)

Exhibit
Number		Description

*10	.63	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(23)
10.64		Acceptance of UBS AG Settlement Offer Relating to Auction Rate Securities dated October 27, 2008.(23)
*10	.65	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(23)
10.66		Credit Line Agreement, effective December 30, 2008, by and among the Company, UBS Bank USA and UBS Financial Services Inc.(23)
*10	.67	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(23)
10.68		Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.(23)
10.69		Form of Subscription Agreement, dated May 18, 2009, between the Company and the investor signatories thereto.(22)
10.70		Form of Warrant, dated May 18, 2009, between the Company and the investor signatories thereto.(22)
*10	.71	Letter Amendment, dated April 16, 2009, to the Collaboration and License Agreement between the Company and Glaxo Group Limited.(21)
10.72		Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(1)
10.73		Amendment No. 1, effective January 1, 2005, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(21)
*10	.74	Consent and Amendment No. 2, effective May 18, 2009, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(21)
10.75		Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(1)
*10	.76	Mutual Termination of Collaboration and License Agreement Dated June 20, 2001 between the Company and Glaxo Group Limited, dated December 4, 2009.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 121).
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended on December 13, 2005.

(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2006.

(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 27, 2006.

(16)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2007.

(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2008, as amended June 20, 2008.

(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(21)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2009.

(22)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2009.

(23)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

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

Dated: March 11, 2010

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

Signature	Title	Date

/s/ Robert I. Blum Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2010

/s/ Sharon A. Barbari Sharon A. Barbari	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Executive)	March 11, 2010

/s/ James Sabry, M.D., Ph.D. James Sabry, M.D., Ph.D.	Chairman of the Board of Directors	March 11, 2010

/s/ Stephen Dow Stephen Dow	Director	March 11, 2010

/s/ L. Patrick Gage, Ph.D. L. Patrick Gage, Ph.D.	Director	March 11, 2010

/s/ Denise M. Gilbert, Ph.D. Denise M. Gilbert, Ph.D.	Director	March 11, 2010

/s/ A. Grant Heidrich, III A. Grant Heidrich, III	Director	March 11, 2010

/s/ John T. Henderson, M.B. Ch.B. John T. Henderson, M.B. Ch.B.	Director	March 11, 2010

/s/ Michael Schmertzler Michael Schmertzler	Director	March 11, 2010

/s/ James A. Spudich, Ph.D James A. Spudich, Ph.D	Director	March 11, 2010

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
4.1		Specimen Common Stock Certificate.(2)
4.2		Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.(3)
4.3		Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
4.4		Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)
4.5		Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.(5)
4.6		Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
10.1		1997 Stock Option/Stock Issuance Plan.(1)
10.2		2004 Equity Incentive Plan, as amended.(21)
10.3		2004 Employee Stock Purchase Plan.(1)
10.4		Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.5		First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.6		Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(1)
10.7		Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)
10.8		Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.9		Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)
10.10		First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(1)
10.11		Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(1)
10.12		Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.13		Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.14		Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.15		Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(1)
*10	.16	Exclusive License Agreement between The Board of Trustees of the Leland Stanford Junior University, The Regents of the University of California, and the Company dated April 21, 1998.(1)
10.17		Modification Agreement between The Regents of the University of California, The Board of Trustees of the Leland Stanford Junior University and the Company, dated September 1, 2000.(1)
10.18		Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Company and Glaxo Wellcome International B.V.(1)
10.19		Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Company, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
*10	.20	Collaboration and License Agreement, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.21	Memorandum, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)

Exhibit
Number		Description

*10	.22	Letter Amendment, dated October 28, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.23	Letter Amendment, dated November 5, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.24	Letter Amendment, dated December 13, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.25	Letter Amendment, dated July 11, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.26	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.27	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.28	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
10.29		Common Stock Purchase Agreement, dated March 10, 2004, by and between the Company and Glaxo Group Limited.(1)
10.30		David J. Morgans and Sandra Morgans Promissory Note, dated October 18, 2000.(1)
10.31		James H. Sabry and Sandra J. Spence Promissory Note, dated November 12, 2001.(1)
10.32		David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
10.33		Robert I. Blum Cash Bonus Agreement, dated September 1, 2002.(1)
10.34		David J. Morgans Cash Bonus Agreement, dated September 1, 2002.(1)
10.35		Robert I. Blum Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
10.36		David J. Morgans Amended and Restated Cash Bonus Agreement, dated December 1, 2003.(1)
*10	.37	Collaboration and Facilities Agreement, dated August 19, 2004, by and between the Company and Portola Pharmaceuticals, Inc.(7)
*10	.38	First Amendment, dated March 24, 2005, to the Collaboration and Facilities Agreement by and between the Company and Portola Pharmaceuticals, Inc.(8)
*10	.39	Amendment, dated September 21, 2005, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(9)
10.40		Common Stock Purchase Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
10.41		Sublease, dated November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(10)
10.42		Stock Purchase Agreement dated January 18, 2006, by and among the Company, Federated Kaufmann Fund and Red Abbey Venture Partners, LLC.(11)
10.43		Letter Agreement dated January 17, 2006, by and between the Company and Pacific Growth Equities LLC.(11)
10.44		Loan Proposal, executed January 18, 2006, by and between the Company and General Electric Capital Corporation.(3)
10.45		Loan Proposal, executed March 16, 2006, by and between the Company and General Electric Capital Corporation.(12)
*10	.46	Second Amendment, dated March 17, 2006, to the Collaboration and Facilities Agreement by and between the Company and Portola Pharmaceuticals, Inc.(12)
*10	.47	Letter Amendment, dated June 16, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(13)
10.48		Sub-Sublease Agreement, dated August 4, 2006, by and between the Company and Portola Pharmaceuticals, Inc.(14)
*10	.49	Amendment, dated November 27, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(15)

Exhibit
Number		Description

10.50		Common Stock Purchase Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)
*10	.51	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(16)
*10	.52	Letter Amendment, dated June 18, 2007, to Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(17)
10.53		Loan Proposal, executed August 28, 2007, by and between the Company and General Electric Capital Corporation.(18)
10.54		Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
*10	.55	Letter Amendment, dated March 11, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(23)
*10	.56	Letter Amendment, dated June 18, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(19)
10.57		Form of Indemnification Agreement between the Company and each of its directors and executive officers.(6)
*10	.58	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(20)
10.59		Executive Employment Agreement, dated March 31, 2008, by and between the Company and Michael Rabson.(20)
10.60		Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(6)
10.61		Form of Executive Employment Agreement between the Company and its executive officers.(6)
*10	.62	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(23)
*10	.63	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(23)
10.64		Acceptance of UBS AG Settlement Offer Relating to Auction Rate Securities dated October 27, 2008.(23)
*10	.65	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(23)
10.66		Credit Line Agreement, effective December 30, 2008, by and among the Company, UBS Bank USA and UBS Financial Services Inc.(23)
*10	.67	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(23)
10.68		Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.(23)
10.69		Form of Subscription Agreement, dated May 18, 2009, between the Company and the investor signatories thereto.(22)
10.70		Form of Warrant, dated May 18, 2009, between the Company and the investor signatories thereto.(22)
*10	.71	Letter Amendment, dated April 16, 2009, to the Collaboration and License Agreement between the Company and Glaxo Group Limited.(21)
10.72		Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(1)
10.73		Amendment No. 1, effective January 1, 2005, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(21)
*10	.74	Consent and Amendment No. 2, effective May 18, 2009, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(21)
10.75		Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(1)
*10	.76	Mutual Termination of Collaboration and License Agreement Dated June 20, 2001 between the Company and Glaxo Group Limited, dated December 4, 2009.

Exhibit
Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 121).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended on December 13, 2005.

(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 8, 2006.

(15)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 27, 2006.

(16)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2007.

(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2008, as amended June 20, 2008.

(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(21)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2009.

(22)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2009.

(23)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.