Form 10-Q
period 2010-03-31
CYTOKINETICS INC
filed 2010-05-07
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-50633
CYTOKINETICS, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-3291317
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

280 East Grand Avenue	94080
South San Francisco, California	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2010: 64,389,446.

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of March 31, 2010 and December 31, 2009	3
Unaudited Condensed Statements of Operations for the three months ended March 31, 2010 and 2009, and the period from August 5, 1997 (date of inception) to March 31, 2010	4
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and the period from August 5, 1997 (date of inception) to March 31, 2010	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION	33
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. Reserved	52
Item 5. Other Information	52
Item 6. Exhibits	53
SIGNATURES	54
EXHIBIT INDEX	55

2 of 55

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$20,715	$25,561
Short-term investments	67,091	71,266
Investments in auction rate securities	15,311	15,542
Investment put option related to auction rate securities rights	2,339	2,358
Related party accounts receivable	11	180
Related party notes receivable	9	9
Prepaid and other current assets	1,613	2,005

Total current assets	107,089	116,921
Property and equipment, net	3,282	3,713
Restricted cash	1,233	1,674
Other assets	289	291

Total assets	$111,893	$122,599

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,700	$1,683
Accrued liabilities	4,281	5,935
Related party payables and accrued liabilities	10	—
Short-term portion of equipment financing lines	1,453	1,616
Deferred revenue	217	751
Loan with UBS	9,873	10,201

Total current liabilities	17,534	20,186
Long-term portion of equipment financing lines	724	985

Total liabilities	18,258	21,171

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 170,000,000 shares; Issued and outstanding: 62,479,802 shares at March 31, 2010 and 61,275,036 shares at December 31, 2009	62	61
Additional paid-in capital	417,132	412,729
Accumulated other comprehensive income (loss)	(7)	1
Deficit accumulated during the development stage	(323,552)	(311,363)

Total stockholders’ equity	93,635	101,428

Total liabilities and stockholders’ equity	$111,893	$122,599

The accompanying notes are an integral part of these financial statements.

3 of 55

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

			Period from
			August 5, 1997
	Three Months Ended		(Date of Inception)
	March 31,	March 31,	to March 31,
	2010	2009	2010
Revenues:
Research and development revenues from related parties	$621	$20	$48,231
Research and development, grant and other revenues	—	—	2,955
License revenues from related parties	—	3,058	112,935

Total revenues	621	3,078	164,121

Operating expenses:
Research and development	9,068	9,959	386,346
General and administrative	3,836	4,020	119,999
Restructuring charges (reversals)	—	(58)	2,450

Total operating expenses	12,904	13,921	508,795

Operating loss	(12,283)	(10,843)	(344,674)
Interest and other, net	94	158	21,272

Loss before income taxes	(12,189)	(10,685)	(323,402)
Provision for income taxes	—	—	150

Net loss	$(12,189)	$(10,685)	$(323,552)

Net loss per common share — basic and diluted	$(0.20)	$(0.21)
Weighted-average number of shares used in computing net loss per common share — basic and diluted	61,995	51,582
The accompanying notes are an integral part of these financial statements.

4 of 55

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Three Months Ended		(Date of Inception)
	March 31,	March 31,	to March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(12,189)	$(10,685)	$(323,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	489	515	25,955
(Gain) loss on disposal of equipment	—	(32)	311
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	—	(37)	498
Non-cash interest expense	—	—	504
Non-cash forgiveness of loan to officer	—	—	425
Stock-based compensation	994	1,249	26,253
Tax benefit from stock-based compensation	—	—	(20)
Non-cash warrant expense	—	—	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	169	214	(362)
Prepaid and other assets	394	614	(1,930)
Accounts payable	102	8	1,824
Accrued liabilities	(1,643)	(575)	4,156
Related party payables and accrued liabilities	10	15	10
Deferred revenue	(534)	(3,074)	217

Net cash used in operating activities	(12,208)	(11,788)	(263,841)

Cash flows from investing activities:
Purchases of investments	(36,393)	(15,631)	(837,963)
Proceeds from sales and maturities of investments	40,810	15,059	753,298
Purchases of property and equipment	(154)	(219)	(30,254)
Proceeds from sale of property and equipment	—	24	124
(Increase) decrease in restricted cash	441	518	(1,233)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	859

Net cash provided by (used in) investing activities	4,704	(249)	(116,315)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	—	—	206,871
Proceeds from draw down of committed equity financing facility, net of issuance costs	3,370	6,850	42,266
Proceeds from other issuances of common stock	40	30	7,034
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	12,441	12,441
Repayment of loan with UBS	(328)	(86)	(2,568)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	(424)	(528)	(21,993)
Tax benefit from stock-based compensation	—	—	20

Net cash provided by financing activities	2,658	18,707	400,871

Net increase (decrease) in cash and cash equivalents	(4,846)	6,670	20,715
Cash and cash equivalents, beginning of period	25,561	41,819	—

Cash and cash equivalents, end of period	$20,715	$48,489	$20,715

The accompanying notes are an integral part of these financial statements.

5 of 55

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
     The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $12.2 million and net cash used in operations of $12.2 million for the three months ended March 31, 2010, and an accumulated deficit of approximately $323.6 million as of March 31, 2010. Cash, cash equivalents and short-term investments (excluding investments in auction rate securities and the investment put option related to the auction rate securities rights) decreased to $87.8 million at March 31, 2010 from $96.8 million at December 31, 2009. The Company anticipates it will continue to have operating losses and net cash outflows in future periods. If sufficient additional capital is not available on terms acceptable to the Company, its liquidity will be impaired.
     The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic relationships, additional sales of equity securities and debt financings. Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and short-term investments (excluding investments in auction rate securities) at March 31, 2010 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic relationships, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.
Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.
     The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 11, 2010.
6 of 55

Comprehensive Income (Loss)
     Comprehensive loss consists of the net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Comprehensive loss and its components for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net loss	$(12,189)	$(10,685)
Change in unrealized loss on investments	(8)	(14)

Comprehensive loss	$(12,197)	$(10,699)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation, the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $1.2 million at March 31, 2010 and $1.7 million at December 31, 2009, and was classified as restricted cash.
Fair Value of Financial Instruments
     The carrying amount of the Company’s cash and cash equivalents, accounts receivable and accounts payable and notes payable approximates fair value due to the short-term nature of these instruments. The Company bases the fair value of short-term investments, other than its auction rate securities (“ARS”) and the investment put option related to the Series C-2 Auction Rate Securities Rights issued to the Company by UBS AG (the “ARS Rights”), on current market prices. The Company determines the fair value of its ARS and the investment put option related to the ARS Rights using discounted cash flow models (Note 5). In connection with the failed auctions of the Company’s ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, the Company accepted a settlement with UBS AG pursuant to which UBS AG issued to the Company the ARS Rights. The carrying value of the investment put option related to the ARS Rights (Note 5) represents its fair value, based on the Black-Scholes option pricing model, which approximates the difference in value between the par value and the fair value of the associated ARS. As permitted under fair value accounting for financial instruments, the Company may elect fair value measurement for certain financial assets on a case by case basis. The Company has elected to use fair value measurement permitted under fair value accounting for the investment put option related to the ARS Rights.
     The fair value of the equipment financing line debt was $2.0 million as of March 31, 2010, compared to the carrying value of $2.2 million. As of December 31, 2009, the fair value of the equipment financing line debt was $2.4 million, compared to the carrying value of $2.6 million. The Company determined the fair value of the equipment financing line using a discounted cash flow (“DCF”) model. The major inputs to the model are the expected cash flows, which equal the contractual payments, and borrowing rates available to the Company for similar debt as of the applicable balance sheet dates.
     The fair value of the loan with UBS Bank USA approximated the loan’s carrying value of $9.9 million as of March 31, 2010 and $10.2 million as of December 31, 2009, due to the short-term nature of the loan. The Company determined the fair value of the loan with UBS Bank USA using a DCF model. The major inputs to the model are the expected cash flows, borrowing rates available to the Company for similar debt secured by the ARS as of the applicable balance sheet dates, and an expected maturity date of June 30, 2010.
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
7 of 55

     For employee stock options, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Risk-free interest rate	2.88%	2.70%
Volatility	73%	76%
Expected term (in years)	6.12	6.07
Expected dividend yield	0.00%	0.00%
     For the ESPP, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Risk-free interest rate	0.58%	2.15%
Volatility	74%	68%
Expected term (in years)	1.25	1.25
Expected dividend yield	0.00%	0.00%
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
     Since January 1, 2008, the Company has used its own historical exercise activity and extrapolates the life cycle of options outstanding to arrive at its estimated expected term for new option grants. Also starting January 1, 2008, the Company has used its own volatility history based on its stock’s trading history for the period subsequent to the Company’s IPO in April 2004. Because its outstanding options have an expected term of approximately six years, the Company supplements its own volatility history by using comparable companies’ volatility history for the relevant period preceding the Company’s IPO.
     The Company measures compensation expense for restricted stock awards at fair value on the date of grant and recognizes the expense over the expected vesting period. The fair value for restricted stock awards is based on the closing price of the Company’s common stock on the date of grant.
Note 2. Net Loss Per Common Share
     Basic net loss per common share is computed by dividing net loss by the weighted-average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock, warrants and shares issuable under the ESPP by applying the treasury stock method. The following is the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net loss	$(12,189)	$(10,685)

Weighted-average common shares outstanding	62,184	51,976
Unvested restricted stock	(189)	(394)

Weighted-average shares used in computing basic and diluted net loss per common share	61,995	51,582

Net loss per common share — basic and diluted	$(0.20)	$(0.21)
8 of 55

     The following instruments were excluded from the computation of diluted net loss per common share for the periods presented, because their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Options to purchase common stock	8,361	7,544
Unvested restricted common stock	183	394
Warrants to purchase common stock	4,027	474
Shares issuable related to the ESPP	123	103

Total shares	12,694	8,515

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Three Months Ended		(date of inception)
	March 31,	March 31,	to March 31,
	2010	2009	2010
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	30	4	30
Purchases of property and equipment through trade in value of disposed property and equipment	—	8	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Warrants issued in registered direct equity financing	—	—	1,585
Note 4. Related Party Agreements
Research and Development Arrangements
     Amgen Inc. (“Amgen”). Pursuant to its collaboration and option agreement with Amgen (the “Amgen Agreement”), in the three months ended March 31, 2010, the Company recognized revenue from Amgen of $0.6 million. The $0.6 million consisted of $0.4 million for reimbursements of its costs of full time employee equivalents (“FTEs”) supporting the research and development program for omecamtiv mecarbil and related compounds, and $0.2 million for reimbursements of other costs related to that program. These reimbursements were recorded as research and development revenues from related parties.
     In the three months ended March 31, 2009, the Company recognized $16,000 of revenue from Amgen, recorded as research and development revenues from related parties, and $3.1 million of revenue related to Amgen, recorded as license revenues from related parties. The research and development revenue from Amgen consisted of reimbursements of non-FTE costs. The license revenue consisted of amortization of deferred revenue related to the Amgen 2006 non-exclusive license and technology access fee and stock purchase premium.
     Deferred revenue related to Amgen was $0.2 million at March 31, 2010 and $0.8 million at December 31, 2009, and consisted of Amgen’s prepayment of FTE reimbursements. Related party accounts receivable from Amgen were $10,000 at March 31, 2010 and $0.2 million at December 31, 2009.
     GlaxoSmithKline (“GSK”). Pursuant to its collaboration and license agreement with GSK (the “GSK Agreement”), the Company recognized revenue for patent expense reimbursements from GSK of zero and $4,000 for the three months ended March 31, 2010 and 2009, respectively. These reimbursements were recorded as research and development revenues from related parties. There was no related party accounts receivable balance due from GSK at March 31, 2010 or December 31, 2009.
     In December 2009, the Company and GSK agreed to terminate the GSK Agreement, effective February 28, 2010. As a result, all rights for GSK-923295 reverted to the Company at that time, subject to certain royalty obligations to GSK. GSK remains responsible for all activities and costs associated with completing and reporting on the ongoing Phase I clinical trial of GSK-923295.
9 of 55

Board Members
     James H. Sabry, M.D., Ph.D. resigned from the Board of Directors effective March 15, 2010 and remains a consultant to the Company and a member of its Scientific Advisory Board. The Company incurred consulting fees for services provided by Dr. Sabry of $15,000 for both of the three months ended March 31, 2010 and 2009. The related party accounts payable due to Dr. Sabry were $5,000 at March 31, 2010 and zero at December 31, 2009.
     James Spudich, Ph.D. is a member of the Company’s Board of Directors and a consultant to the Company. The Company incurred consulting fees for services provided by Dr. Spudich of $5,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively. The related party accounts payable due to Dr. Spudich were $5,000 at March 31, 2010 and zero at December 31, 2009.
Note 5. Cash Equivalents, Investments and Fair Value Measurements
Cash Equivalents and Available for Sale Investments
     The amortized cost and fair value of cash equivalents and available for sale investments at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$12,039	—	—	$12,039

Short-term investments — U.S. Treasury securities	$67,098	$1	$(8)	$67,091	4/2010—10/2010

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$23,773	—	—	$23,773

Short-term investments — U.S. Treasury securities	$71,265	$1	$—	$71,266	1/2010—6/2010

     As of March 31, 2010, the Company’s cash equivalents had no unrealized losses, and its U.S. Treasury securities classified as short-term investments had unrealized losses of $8,000. The unrealized losses were primarily caused by rising interest rates. The Company collected the contractual cash flows on its U.S. Treasury securities that matured in April 2010, and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities. As of December 31, 2009, the Company’s cash equivalents and short-term investments had no unrealized losses.
     Interest income was $0.2 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively, and $28.2 million for the period August 5, 1997 (inception) through March 31, 2010.
Investments in Auction Rate Securities and Investment Put Option Related to Auction Rate Securities Rights
     The Company’s short-term investments in ARS as of March 31, 2010 and December 31, 2009, refer to securities that are structured with short-term interest reset dates every 28 days but with maturities generally greater than 10 years. At the end of each reset period, investors can attempt to sell the securities through an auction process or continue to hold the securities. The Company has classified its ARS holdings as short-term investments as of March 31, 2010 and December 31, 2009, based on its intention to liquidate the investments on June 30, 2010, the earliest date it can exercise the ARS Rights.
     At March 31, 2010, the Company held approximately $17.6 million in par value, $15.3 million carrying value, of ARS classified as short-term investments. The assets underlying these ARS are student loans that are substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the ARS are not currently liquid and the Company will not be able to access these funds until a future auction of the ARS is successful, a buyer is found outside of the auction process, the ARS are redeemed by the issuer or they mature. Historically, the fair value of the ARS approximated par value due to the frequent interest rate resets associated with the auction process. However, there is not a current active market for the ARS, and therefore they do not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximates par value. The ARS continue to pay interest according to their stated terms.
     The fair value of the Company’s investments in its ARS as of March 31, 2010 and December 31, 2009 was determined to be $15.3 million and $15.5 million, respectively. Changes in the fair value of the ARS are recognized in current period earnings in
10 of 55

Interest and Other, net. Therefore, in the first quarter of 2010, the Company recognized the sale of $250,000 of its ARS at par value and unrealized gains of $19,000 on its ARS in the same period to reflect the change in fair value. In the first quarter of 2009, the Company recognized unrealized gains of $0.7 million on its ARS to reflect the change in fair value.
     In connection with the failed auctions of the Company’s ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, the Company accepted a settlement with UBS AG pursuant to which UBS AG issued to the Company the ARS Rights. The ARS Rights provide the Company the right to receive the par value of its ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. Pursuant to the ARS Rights, the Company may require UBS AG to purchase its ARS at par value at any time between June 30, 2010 and July 2, 2012. In addition, UBS AG’s affiliates may sell or otherwise dispose of some or all of the ARS at their discretion at any time prior to expiration of the ARS Rights, subject to the obligation to pay the Company the par value of such ARS. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for the ARS Rights, the Company agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. UBS AG’s obligations in connection with the ARS Rights are not secured by its assets and UBS is not required to obtain any financing to support these obligations. UBS AG has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations in connection with the ARS Rights. If UBS AG has insufficient funding to buy back the ARS and the auction process continues to fail, the Company may incur further losses on the carrying value of the ARS.
     The ARS Rights represent a firm agreement in accordance with the accounting guidance for derivatives and hedging, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in an investment put option that is recognized as a separate freestanding instrument that is accounted for separately from the ARS investments. As of March 31, 2010 and December 31, 2009, the Company recorded $2.3 million and $2.4 million, respectively, as the fair value of the investment put option related to the ARS Rights, classified as short-term assets on the balance sheet. The investment put option related to the ARS Rights does not meet the definition of a derivative instrument. Therefore, the Company elected to measure the investment put option related to the ARS Rights at fair value, in accordance with the fair value option permitted under fair value accounting guidance for financial instruments, to mitigate volatility in reported earnings due to their linkage to the ARS. Changes in the fair value of the investment put option related to the ARS Rights are recognized in current period earnings in Interest and Other, net. Accordingly, the Company recognized an unrealized loss of $19,000 on the investment put option related to the ARS Rights in the first quarter of 2010 and an unrealized loss of $0.7 million in the first quarter of 2009. The Company anticipates that any future changes in the fair value of the investment put option related to the ARS Rights will be offset by the changes in the fair value of the related ARS with no material net impact to the statements of operations, subject to adjustment for changes in UBS’s credit profile. The investment put option related to the ARS Rights will continue to be measured at fair value until the earlier of the Company’s exercise of the ARS Rights, UBS’s purchase of the ARS in connection with the ARS Rights, or the maturity of the ARS underlying the ARS Rights.
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
     The Company continues to monitor the market for ARS and consider its impact (if any) on the fair market value of its investments. If the market conditions deteriorate further, the Company may be required to record additional unrealized losses in earnings, offset by corresponding increases in the investment put option related to the ARS Rights, assuming no deterioration of UBS AG’s credit rating.
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
11 of 55

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
     Financial assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2010
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Money market funds	$12,039	—	$—	$12,039
U.S. Treasury securities	67,091	—	—	67,091
Investments in ARS	—	—	15,311	15,311
Investment put option related to ARS Rights	—	—	2,339	2,339

Total	$79,130	—	$17,650	$96,780

Amounts included in:
Cash and cash equivalents	$12,039	—	$—	$12,039
Short-term investments	67,091	—	—	67,091
Investments in ARS	—	—	15,311	15,311
Investment put option related to ARS Rights	—	—	2,339	2,339

Total	$79,130	—	$17,650	$96,780

     Financial assets measured at fair value on a recurring basis as of December 31, 2009 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2009
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Money market funds	$23,773	—	$—	$23,773
U.S. Treasury securities	71,266	—	—	71,266
Investments in ARS	—	—	15,542	15,542
Investment put option related to ARS Rights	—	—	2,358	2,358

Total	$95,039	—	$17,900	$112,939

Amounts included in:
Cash and cash equivalents	$23,773	—	$—	$23,773
Short-term investments	71,266	—	—	71,266
Investments in ARS	—	—	15,542	15,542
Investment put option related to ARS Rights	—	—	2,358	2,358

Total	$95,039	—	$17,900	$112,939

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
12 of 55

     At March 31, 2010 and December 31, 2009, the Company held approximately $15.3 million and $15.5 million, respectively, in fair value of ARS classified as short-term investments. The assets underlying the ARS are student loans which are substantially backed by the federal government. The fair values of these securities as of March 31, 2010 and December 31, 2009 were estimated using a DCF model. In the first quarter of fiscal year 2008, the Company reclassified its ARS to the Level 3 category, as some of the inputs used in the DCF model are unobservable. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. The assumptions used in preparing the DCF model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available as of the applicable balance sheet date. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of the ARS. The significant assumptions of the DCF model are discount margins that are based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items that this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing of expected future cash flows. There were no significant changes to the assumptions or inputs for the DCF model for ARS as of March 31, 2010 compared to December 31, 2009. The Company’s ARS were also compared, when possible, to other observable market data for securities with similar characteristics as the ARS.
     Due to the change of the fair value of the Company’s ARS and the investment put option related to the ARS Rights, unrealized gains of $19,000 on the ARS and unrealized losses of $19,000 on the investment put option related to the ARS Rights were included in Interest and Other, net in the accompanying statement of operations for the three months ended March 31, 2010. The ARS investments continue to pay interest according to their stated terms.
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
     As of March 31, 2010, the Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs consisted solely of the ARS and the investment put option related to the ARS Rights. The following table provides a reconciliation for all assets measured at fair value using significant Level 3 inputs for the three months ended March 31, 2010 (in thousands):

		Investment Put Option
	ARS	Related to ARS Rights
Balance as of December 31, 2009	$15,542	$2,358
Unrealized gain on ARS, included in Interest and Other, net	19	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and Other, net	—	(19)
Sale of ARS	(250)	—

Balance as of March 31, 2010	$15,311	$2,339

     The total amount of assets measured using valuation methodologies based on Level 3 inputs represented approximately 18% of the Company’s total assets that were measured at fair value as of March 31, 2010.
Note 6. Loan with UBS
     In connection with the settlement with UBS AG relating to the Company’s ARS in October 2008, the Company entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, the Company borrowed approximately $12.4 million under the loan agreement, with its ARS held in accounts with UBS Financial Services Inc. as collateral. The loan amount was based on 75% of the fair value of the ARS as assessed by UBS at the time of the loan. The Company has drawn down the full amount available under the loan agreement. In general, the amount of interest payable under the loan agreement is intended to equal the amount of interest the Company would otherwise receive with respect to its ARS. During the first quarter of 2010, the interest rate due on the UBS loan was lower than the interest rate earned from the ARS, and the principal balance of the loan was lower than the par value of the ARS. During the first quarter of 2010, the Company paid $29,000 of interest expense associated with the loan and received $107,000 in interest income from the ARS. In accordance with the loan agreement, the Company applied the net interest received and the proceeds of $0.2 million from sales of ARS to the principal of the loan.
13 of 55

     The borrowings under the loan agreement are payable upon demand. However, upon such demand, UBS Financial Services Inc. or its affiliates will be required to arrange alternative financing for the Company on terms and conditions substantially the same as those under the loan agreement, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Financial Services Inc. and the Company is terminated for cause by UBS Financial Services Inc. If such alternative financing cannot be established, then a UBS affiliate will purchase the pledged ARS at par value. Proceeds of sales of the ARS will first be applied to repayment of the loan with the balance, if any, for the Company’s account.
Note 7. Restructuring
     In September 2008, the Company announced a restructuring plan to realign its workforce and operations in line with a strategic reassessment of its research and development activities and corporate objectives. As a result, at the time, the Company focused its research activities to its muscle contractility programs while continuing to advance its then-ongoing clinical trials in heart failure and cancer, and discontinued early research activities directed to oncology. The Company communicated to affected employees a plan of organizational restructuring through involuntary terminations. Pursuant to the accounting guidance for exit or disposal cost obligations, the Company recorded a charge of approximately $2.5 million in 2008 consisting of $2.2 million for employee severance and benefit related costs and $0.3 million related to the impairment of laboratory equipment that was held-for-sale. To implement this plan, the Company reduced its workforce at the time by approximately 29%, or 45 employees. The affected employees were provided with severance and related benefits payments and outplacement assistance. All severance payments were made as of December 31, 2008.
     In the three months ended March 31, 2009, the Company recorded a decrease in restructuring expenses of $0.1 million, which primarily consisted of the reduction of accrued employee benefit related restructuring costs and gains on disposals of held-for-sale equipment. The Company did not record any restructuring charges in the three months ended March 31, 2010 because the Company has completed all restructuring activities and recognized all anticipated restructuring charges.
Note 8. Stockholders’ Equity
Common Stock
     During the three months ended March 31, 2010, under the October 2007 committed equity financing facility (the “2007 CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), the Company sold 1,187,198 shares of its common stock to Kingsbridge and received gross proceeds of $3.4 million, a price equal to 90% of the volume weighted average price of the Company’s stock on each trading day during an eight day pricing period prior to the sale. As of March 31, 2010, 4,995,485 shares remained available to the Company for sale under the 2007 CEFF.
Stock Option Plans
     Stock option activity for the three months ended March 31, 2010 under the 2004 Equity Incentive Plan, as amended, and the 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares
	Available for		Weighted
	Grant of		Average Exercise
	Options	Stock Options	Price per Share
	or Awards	Outstanding	Stock Options
Balance at December 31, 2009	4,098,228	6,984,463	$4.58
Options granted	(1,666,537)	1,666,537	$3.08
Options exercised	—	(25,738)	$1.55
Options cancelled	263,937	(263,937)	$3.12
Restricted stock awards forfeited	8,170	—	—

Balance at March 31, 2010	2,703,798	8,361,325	$4.34

     The weighted average fair value of options granted in the three months ended March 31, 2010 was $2.05 per share.
     Restricted stock award activity for the three months ended March 31, 2010 was as follows:

		Weighted Average
		Award Date Fair
	Number of Shares	Value per Share
Unvested restricted stock awards outstanding at December 31, 2009	191,630	$2.37
Awards forfeited	(8,170)	$2.37

Unvested restricted stock awards outstanding at March 31, 2010	183,460	$2.37

14 of 55

Note 9. Interest and Other, net
     Components of Interest and Other, net were as follows (in thousands):

			Period from
			August 5, 1997
	Three Months Ended		(date of inception)
	March 31,	March 31,	to March 31,
	2010	2009	2010
Unrealized gain (loss) on ARS (Note 5)	$19	$670	$(2,339)
Unrealized gain (loss) on investment put option related to ARS Rights (Note 5)	(19)	(670)	2,339
Warrant expense	—	—	(1,585)
Interest income and other income	163	258	28,697
Interest expense and other expense	(69)	(100)	(5,840)

Interest and Other, net	$94	$158	$21,272

     Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and included in Interest and Other, net. The Company classified its investments in ARS as trading securities in short-term assets as of March 31, 2010 and December 31, 2009.
     The Company elected to measure the investment put option related to the ARS Rights at fair value to mitigate volatility in reported earnings due to its linkage to the ARS. The Company recorded $2.3 million as the fair value of the investment put option related to the ARS Rights as of March 31, 2010 and $2.4 million as the fair value of the investment put option related to the ARS Rights as of December 31, 2009, classified as a short-term asset on the balance sheet with a corresponding credit to Interest and Other, net. Changes in the fair value of the ARS are recognized in current period earnings in Interest and Other, net.
     Warrant expense of $1.6 million for the period from inception to March 31, 2010 related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.
     Interest income and other income primarily consists of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consists of interest expense on borrowings under the Company’s equipment financing lines and on its loan agreement with UBS Bank USA and UBS Financial Services Inc.
Note 10. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     The Company has adopted new accounting guidance for improving disclosures about fair value measurements. The new guidance adds a requirement to disclose transfers in and out of Level 3 and fair value measurements, and clarifies existing guidance about the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. The Company’s adoption of the new guidance did not have a material impact on its financial position or results of operations.
Accounting Pronouncements Not Yet Adopted
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for recognizing revenue for a multiple-deliverable revenue arrangement. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor specific objective evidence or third party evidence of value does not exist. The Company must adopt the new guidance prospectively for new revenue arrangements entered into or materially modified beginning in the first quarter of 2011. Earlier adoption is permitted. The Company is currently evaluating the impact that the new guidance will have on its financial statements and the timing of its adoption.
15 of 55

     In January 2010, the FASB issued new accounting guidance for improving disclosures about fair value measurements, which requires a gross presentation of Level 3 fair value rollforwards. The guidance is effective for the Company beginning in the first quarter of 2011. The Company does not expect that its adoption of the new fair value guidance will have a material impact on its financial position or results of operations.
     In April 2010, the FASB issued new accounting guidance on the milestone method of revenue recognition. The new guidance codifies the milestone method as an acceptable revenue recognition model when a milestone is deemed to be substantive. The guidance is effective for the Company beginning in the first quarter of 2011, and is to be applied prospectively for milestones achieved after the effective date, although early adoption is permitted. Retrospective adoption of the guidance for all prior periods is also allowed. The Company is currently evaluating the timing of its adoption of the new revenue recognition guidance, but does not expect that its adoption of the guidance will have a material impact on its financial position or results of operations.
Note 11. Subsequent Events
     In April 2010, the Company sold 1,898,119 shares of its common stock to Kingsbridge under the 2007 CEFF and received proceeds of $5.6 million. Kingsbridge is not obligated to purchase any further shares under the 2007 CEFF unless certain conditions are met, including a minimum volume weighted average price of $2.00 for the Company’s common stock. The gross proceeds represent prices equal to 90% of the volume weighted average price of the Company’s stock on each trading day during an eight day pricing period prior to each sale date.
     On May 3, 2010, the Company issued 71,961 shares of common stock pursuant to the ESPP at an average price of $1.71 per share.
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
     This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2010;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the initiation, design, progress, timing and scope of clinical trials and development activities for our drug candidates and potential drug candidates conducted by ourselves or our partners, such as Amgen, Inc. (“Amgen”), including the anticipated timing for initiation of clinical trials and anticipated dates of data becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	our and our partners’, such as Amgen’s, plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

16 of 55

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen;

•	our plans to seek strategic alternatives for our oncology program with third parties;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the cytoskeleton and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our plans and ability to liquidate our auction rate securities (“ARS”) investments;

•	the issuance of shares of our common stock under our committed equity financing facility entered into with Kingsbridge Capital Limited (“Kingsbridge”) in 2007;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations and equipment financing lines;

•	potential competitors and competitive products;

•	increasing the number of our employees, retaining key personnel and recruiting additional key personnel;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.
     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:
•	Amgen’s decisions with respect to the timing, design and conduct of development activities for omecamtiv mecarbil, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil;

•	our ability to obtain additional financing;

•	our receipt of funds under our current or future strategic alliances;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of preclinical studies or clinical trials may not be indicative of future clinical trials results);

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and potential drug candidates;

17 of 55

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to enter into partnership agreements for any of our programs on acceptable terms and conditions;

•	UBS’s ability to fulfill its obligations to purchase our ARS beginning on June 30, 2010 pursuant to our settlement agreement;

•	the conditions in our 2007 committed equity financing facility with Kingsbridge that must be fulfilled before we can require Kingsbridge to purchase our common stock, including the minimum volume-weighted average share price;

•	our ability to maintain the effectiveness of our registration statement permitting resale of securities to be issued to Kingsbridge by us in connection with our 2007 committed equity financing facility;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise; and

•	potential infringement or misuse by us of the intellectual property rights of third parties.
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
     We currently have five drug candidates that have progressed into clinical development: omecamtiv mecarbil for the potential treatment of heart failure; CK-2017357 for the potential treatment of diseases or medical conditions associated with muscle weakness or wasting; and ispinesib, SB-743921, and GSK-923295 for potential treatment of cancer. We are also conducting non-clinical development of a backup compound to CK-2017357 and of compounds that inhibit smooth muscle contractility and which may be useful as potential treatments for diseases and conditions such as systemic hypertension or bronchoconstriction.
Muscle Contractility Programs
     Cardiac Muscle Contractility
     Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule

18 of 55

therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including omecamtiv mecarbil. The agreement provided Amgen with a non-exclusive license and access to certain technology. The agreement also granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In May 2009, Amgen exercised this option and subsequently paid us an exercise fee of $50.0 million. As a result, Amgen is now responsible for the development and commercialization of omecamtiv mecarbil and related compounds, at its expense worldwide, except Japan, subject to our development and commercialization participation rights. Under the agreement, Amgen will reimburse us for agreed research and development activities we perform. The agreement provides for potential pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote omecamtiv mecarbil in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.
     We have conducted a clinical trials program for omecamtiv mecarbil comprised of multiple Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed in humans at doses that exceeded the maximum-tolerated dose appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at doses that exceeded the maximum-tolerated dose, resulted in an excessive prolongation of the systolic ejection time. However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.
     Amgen is now responsible for clinical development of omecamtiv mecarbil following its exercise of its option. We anticipate that in mid-2010, Amgen will initiate a Phase IIa multi-center, open-label, dose-escalating, sequential-cohort pharmacokinetic clinical trial of a modified-release and an immediate-release oral formulation of omecamtiv mecarbil in stable heart failure patients. The trial is anticipated to enroll up to 84 patients with the primary objective to evaluate the pharmacokinetics of the two formulations of omecamtiv mecarbil following dosing twice or three times a day for eight days. The secondary endpoint will be to evaluate the safety and tolerability of the two formulations of omecamtiv mecarbil at steady state. We also anticipate that in mid-2010, Amgen will initiate a Phase Ib, multi-center, open-label, single-dose, safety and pharmacokinetic clinical study of a modified-release oral formulation of omecamtiv mecarbil in patients with renal dysfunction.
     We also anticipate that by year-end 2010, Amgen will initiate a randomized, double-blind, placebo-controlled, Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil in hospitalized acute heart failure patients with left ventricular systolic dysfunction. The trial is anticipated to examine clinical, echocardiographic and pharmacokinetic endpoints at three dose levels of omecamtiv mecarbil and placebo. The primary and secondary endpoints to be assessed in this trial are still under discussion. This development program is expected to proceed alongside the previously announced plans to conduct additional pharmacokinetic studies of the oral formulations of omecamtiv mecarbil.
     The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict when or if this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $0.5 million and $3.8 million in the three months ended March 31, 2010 and 2009, respectively. We recognized revenue of $0.6 million for expense and full-time employee equivalent (“FTE”) reimbursements and $16,000 for expense reimbursements as research and development revenue from Amgen in the three months ended March 31, 2010 and 2009, respectively.
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

19 of 55

Skeletal Muscle Contractility
     CK-2017357 is the lead potential drug candidate from this program. CK-2017357 and its backup development compound are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds act on fast skeletal muscle troponin. Activation of troponin increases its sensitivity to calcium, leading to an increase in skeletal muscle contractility. This mechanism of action has demonstrated encouraging pharmacological activity in preclinical models. We are evaluating the potential indications for which CK-2017357 may be useful. In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s disease.
     During the first quarter of 2010, we completed enrollment and treatment of healthy volunteers in the first part, or Part A, of a two-part, Phase I, first-time-in-humans, ascending, single-dose, double-blind, placebo-controlled clinical trial of CK-2017357. Part A of this trial was designed to assess the safety, tolerability and pharmacokinetic profile of this drug candidate administered orally in healthy male volunteers and to determine its maximum tolerated dose and plasma concentration. The maximum-tolerated dose was determined to be 2000 mg. At this dose, the most common adverse events were dizziness and euphoric mood; these events were deemed mild in severity. At the single dose that exceeded the maximum-tolerated dose, 2500 mg, moderately severe dizziness and an episode of syncope (a temporary loss of consciousness) were reported.
     During the first quarter, we also announced positive data from the second part, or Part B, of this clinical trial. Part B evaluated in healthy volunteers the pharmacodynamic effect of single oral doses of CK-2017357 that had been tolerated in Part A. Results from Part B of the trial showed that CK-2017357 produced concentration-dependent, statistically significant increases, versus placebo, in the force developed by the tibialis anterior muscle, and that the doses administered were well-tolerated.
     In both Part A and Part B of this clinical trial, adverse events of dizziness and euphoric mood appeared to increase in frequency with escalating doses of CK-357; however, at the maximum tolerated dose and below, all these adverse events were characterized as mild in severity. No serious adverse events were reported in either Part A or Part B of this clinical trial.
     Also during the first quarter of 2010, we announced data from a second Phase I clinical trial designed to investigate the safety, tolerability and pharmacokinetic profile of CK-2017357 after multiple oral doses to steady state in healthy male volunteers. Results from this trial showed that both the maximum CK-2017357 plasma concentration and the area under the CK-2017357 plasma concentration versus time curve from dosing until 24 hours after dosing were generally dose-proportional and exhibited only modest accumulation compared to the values measured after the first dose. In general, systemic exposure to CK-2017357 in this trial was high and inter-subject variability was low. In addition, these multiple dose regimens of CK-2017357 were well-tolerated, and no serious adverse events were observed. Adverse events included dizziness, headache and euphoric mood; all these events were judged to have been mild in severity except for one complaint of dizziness that was classified as moderately severe.
     In April 2010, we initiated dosing in a Phase IIa “evidence of effect” clinical trial of CK-2017357 in patients with ALS. Our evidence of effect clinical trials are intended to translate pharmacodynamic assessments demonstrated in healthy volunteers to impaired populations and potentially to establish statistically significant and clinically relevant evidence of pharmacodynamic effects. These trials may then form the basis for larger clinical trials designed to demonstrate proof of concept in which improvements may be seen in the consequences of disease over time. We anticipate initiating a Phase IIa evidence of effect clinical trial of CK-2017357 for patients with claudication associated with peripheral artery disease in the second quarter of 2010. We also anticipate continuing non-clinical development studies of the backup potential drug candidate in our skeletal muscle contractility program throughout 2010.
     CK-2017357 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $6.4 million and $2.6 million in the three months ended March 31, 2010 and 2009, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357, its back-up compound or other compounds from this program into and through development.

20 of 55

Smooth Muscle Contractility
     Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstriction and may have application for indications such as asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have demonstrated pharmacological activity in preclinical models of vascular constriction. Smooth muscle myosin inhibitors administered orally may have application in systemic hypertension. We anticipate continuing non-clinical development studies of our smooth muscle myosin inhibitors throughout 2010.
     This potential drug candidate is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $0.6 million and $1.7 million in the three months ended March 31, 2010 and 2009, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development.
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
Ispinesib
     We have completed patient treatment in the Phase I portion of our Phase I/II clinical trial evaluating ispinesib as monotherapy administered as a first-line treatment in chemotherapy-naïve patients with locally advanced or metastatic breast cancer and have closed this trial. As a result of the expiration of GSK’s option relating to ispinesib, we have retained all development and commercialization rights to ispinesib, subject to certain royalty obligations to GSK. We are evaluating strategic alternatives for the future development and commercialization of ispinesib with third parties.
SB-743921
     We have closed enrollment and intend to complete patient treatment in the Phase I portion of our Phase I/II clinical trial of SB-743921 in patients with Hodgkin or non-Hodgkin lymphoma. As a result of the expiration of GSK’s option relating to SB-743921, we have retained all development and commercialization rights to SB-743921, subject to certain royalty obligations to GSK. We are evaluating strategic alternatives for the future development and commercialization of SB-743921 with third parties.
GSK-923295
     GSK has closed enrollment and continues patient treatment in its Phase I clinical trial of GSK-923295. GSK has agreed to complete this clinical trial at its cost. Following the agreed termination of our strategic alliance with GSK in February 2010, we have retained all development and commercialization rights to GSK-923295, subject to certain royalty obligations to GSK. We are evaluating strategic alternatives for the future development and commercialization of GSK-923295 with third parties.

21 of 55

     Each of ispinesib, SB-743921 and GSK-923295 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with ispinesib and SB-743921. We recorded research and development expenses for activities relating to our mitotic kinesins inhibitors program of approximately $0.5 million and $1.2 million in the three months ended March 31, 2010 and 2009, respectively. We received and recognized as revenue reimbursements from GSK of patent expenses related to our mitotic kinesin inhibitors program of zero and $4,000 for the three months ended March 31, 2010 and 2009, respectively. We have completed the Phase I portion of the Phase I/II clinical trial for ispinesib and intend to complete the Phase I portion of the Phase I/II clinical trial for SB-743921. GSK is completing the current Phase I clinical trial of GSK-923295. We do not currently intend to conduct any further development of these drug candidates ourselves. We are evaluating strategic alternatives to continue the development of ispinesib, SB-743921 and GSK-923295 with third parties. We may not be able to enter into an agreement regarding such an alternative on acceptable terms, if at all.
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

22 of 55

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
     In 2007, we received a $1.0 million milestone payment from GSK relating to its initiation of a Phase I clinical trial of GSK-923295. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. The revenues recognized to date are non-refundable, even if the relevant research effort is not successful. In December 2008, GSK’s option to license ispinesib and SB-743291 expired and all rights to these drug candidates remain with us under the collaboration and license agreement, subject to certain royalty obligations to GSK. In December 2009, we agreed with GSK to terminate this strategic alliance, effective February 28, 2010. Accordingly, we have retained all rights to develop and commercialize GSK-923295, subject to certain royalty obligations to GSK.
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
     Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001

23 of 55

through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. Under our amended collaboration and license agreement with GSK, we assumed responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins other than CENP-E, at our sole expense. We expect to incur minimal research and development expenses relating to the close-out of the clinical trials for ispinesib and SB-743921.
     Research and development expenses related to any development and commercialization activities we elect to fund consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and manufacturing, facilities costs and depreciation of equipment. From our inception through March 31, 2010, we incurred costs of approximately $135.3 million for research and development activities relating to our cardiac muscle contractility program, $42.4 million for our skeletal muscle contractility program, $27.0 million for our smooth muscle contractility program, $71.3 million for our mitotic kinesin inhibitors program, $53.7 million for our proprietary technologies and $56.6 million for other research programs.
General and Administrative Expenses
     General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including, but not limited to, finance, human resources, legal, business and commercial development and strategic planning. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and regulatory compliance. We expect that general and administrative expenses will increase in 2010 compared to 2009.
Stock Compensation
     The following table summarizes stock-based compensation related to stock options, restricted stock awards and employee stock purchases for the three months ended March 31, 2010 and March 31, 2009 (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Research and development	$490	$613
General and administrative	504	636

Stock-based compensation included in operating expenses	$994	$1,249

     As of March 31, 2010, there was $7.4 million of total unrecognized compensation cost related to non-vested stock options granted under our stock option plans. We expect to recognize that cost over a weighted-average period of 2.8 years. The total unrecognized compensation expense related to restricted stock awards as of March 31, 2010 was $0.2 million and is expected to be recognized over a weighted-average period of 0.4 years.
Income Taxes
     We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the quarters ended March 31, 2010 and 2009 because we had a net taxable loss in both of those periods.
     Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net deferred tax assets as of March 31, 2010 and December 31, 2009. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

24 of 55

Results of Operations
Revenues
     We recorded total revenues of $0.6 million and $3.1 million for the first quarter of 2010 and 2009, respectively.
     Research and development revenues from related parties refer to research and development revenues from our strategic alliance with Amgen and, through 2009, our strategic alliance with GSK. Research and development revenues from Amgen were $0.6 million and $16,000 in the first quarter of 2010 and 2009, respectively. Research and development revenues from Amgen for the first quarter of 2010 consisted of $0.4 million for reimbursements of FTE expenses and $0.2 million for reimbursements of other research and development expenses. Research and development revenues from Amgen of $16,000 for the first quarter of 2009 consisted of reimbursement for the transfer of clinical materials to Amgen. Research and development revenues from GSK were zero and $4,000 in the first quarter 2010 and 2009, respectively, and represented patent expense reimbursements.
     License revenues from related parties refer to license revenues from our strategic alliance with Amgen. License revenues were zero and $3.1 million for the first quarter of 2010 and 2009, respectively. License revenues for first quarter of 2009 consisted of the recognition of deferred revenue related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen.
     The deferred revenue balance of $0.2 million at March 31, 2010 and $0.8 million at December 31, 2009 related to Amgen’s prepayment of FTE reimbursements.
Research and Development Expenses
     Research and development expenses were $9.1 million in the first quarter of 2010, down from $10.0 million in the first quarter of 2009. The $0.9 million decrease in research and development expense in the first quarter of 2010, compared to the same period in 2009, was primarily due to lower clinical and preclinical outsourcing costs of $0.8 million related to our muscle contractility and mitotic kinesin inhibitors clinical trial programs.
     From a program perspective, the decline in spending in the first quarter of 2010, compared to the first quarter of 2009, was due to decreased spending of $3.3 million for our cardiac muscle contractility program, $1.1 million for our smooth muscle contractility program, $0.7 million for our mitotic kinesin inhibitors program and $0.1 million for our proprietary technologies, partially offset by increases of $3.8 million for our skeletal muscle contractility program and $0.5 million for our other research and preclinical programs.
     Research and development expenses incurred related to the following programs (in millions):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Cardiac muscle contractility	$0.5	$3.8
Skeletal muscle contractility	6.4	2.6
Smooth muscle contractility	0.6	1.7
Mitotic kinesin inhibitors	0.5	1.2
Proprietary technologies	0.1	0.2
All other research programs	1.0	0.5

Total research and development expenses	$9.1	$10.0

     We recognized revenue from Amgen for reimbursement of research and development costs of $0.6 million and $16,000 for the first quarter of 2010 and 2009, respectively. The research and development revenue from Amgen in the first quarter of 2010 represented reimbursements of FTE and other research and development expenses. The FTE reimbursements from Amgen are at negotiated rates that approximate our costs, and which we believe approximate fair value. The research and development revenues from Amgen in the first quarter of 2009 represented reimbursement for the transfer of clinical material to Amgen.
     We recognized revenue from GSK for reimbursement of patent costs related to our mitotic kinesin inhibitors of zero and $4,000 for the first quarter of 2010 and 2009, respectively, and recorded these reimbursements as research and development revenues from related parties.

25 of 55

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
     We expect our research and development expenditures to increase in 2010 compared to 2009 for the following reasons: As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue development of our drug candidate CK-2017357 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting, and of our smooth muscle myosin inhibitor compounds for the potential treatment of systemic hypertension and diseases and medical conditions associated with bronchoconstriction. We also expect to continue to incur costs associated with the close-out of each of the clinical trials of our drug candidates ispinesib and SB-743921. We anticipate research and development expenses for 2010 will be in the range of $42.0 million to $46.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $3.6 million are included in our estimate of 2010 research and development expenses.
General and Administrative Expenses
     General and administrative expenses were $3.8 million and $4.0 million in the first quarter of 2010 and 2009, respectively. The decrease in the first quarter of 2010 was primarily due to decreases of $0.1 million in legal expenses and $0.1 million in personnel expenses.
     We expect that general and administrative expenses will increase in 2010 from 2009 levels. For the year ending December 31, 2010, we anticipate general and administrative expenses will be in the range of $16.0 million to $18.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.5 million are included in our estimate of 2010 general and administrative expenses.
Interest and Other, net
     Components of Interest and Other, net are as follows (in millions):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Unrealized gain on auction rate securities (“ARS”)	$—	$0.7
Unrealized loss on investment put option related to Series C-2 Auction Rate Securities Rights (the “ARS Rights”)	—	(0.7)
Interest income and other income	0.2	0.3
Interest expense and other expense	(0.1)	(0.1)

Interest and Other, net	$0.1	$0.2

     Interest income and other income decreased in the first quarter of 2010 compared to the first quarter of 2009 due to lower market interest rates earned on our investments, partially offset by higher average invested balances of cash, cash equivalents and investments.
     Interest expense and other expense primarily consisted of interest expense on our equipment financing line of credit and our loan with UBS Bank USA.
Critical Accounting Policies
     The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “ Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

26 of 55

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     We have adopted new accounting guidance for improving disclosures about fair value measurements. The new guidance adds a requirement to disclose transfers in and out of Level 3 and fair value measurements, and clarifies existing guidance about the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. Our adoption of the new guidance did not have a material impact on our financial position or results of operations.
Accounting Pronouncements Not Yet Adopted
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for recognizing revenue for multiple-deliverable revenue arrangements. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor specific objective evidence or third party evidence of value does not exist. We must adopt the new guidance prospectively for new revenue arrangements entered into or materially modified beginning in the first quarter of 2011. Earlier adoption is permitted. We are currently evaluating the impact that the new guidance will have on our financial statements and the timing of its adoption.
     In January 2010, the FASB issued new accounting guidance for improving disclosures about fair value measurements, which requires a gross presentation of Level 3 fair value rollforwards. The guidance is effective for us beginning in the first quarter of 2011. We do not expect that our adoption of the new fair value guidance will have a material impact on our financial position or results of operations.
     In April 2010, the FASB issued new accounting guidance on the milestone method of revenue recognition. The new guidance codifies the milestone method as an acceptable revenue recognition model when a milestone is deemed to be substantive. The guidance is effective for us beginning in the first quarter of 2011, and is to be applied prospectively for milestones achieved after the effective date, although early adoption is permitted. Retrospective adoption of the guidance for all prior periods is also allowed. We are currently evaluating the timing of our adoption of the new revenue recognition guidance, but we do not expect that our adoption of the guidance will have a material impact on our financial position or results of operations.
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through March 31, 2010, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments (including ARS), excluding restricted cash and the investment put option related to the ARS Rights, totaled $103.1 million at March 31, 2010, down from $112.4 million at December 31, 2009. The decrease of $9.3 million was primarily due to the use of cash to fund operations.
     We have received net proceeds from the sale of equity securities of $339.3 million from August 5, 1997, the date of our inception, through March 31, 2010, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement in 2001, GSK made a $14.0 million equity investment in Cytokinetics. GSK made additional equity investments in Cytokinetics in 2003 and 2004 of $3.0 million and $7.0 million, respectively.
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

27 of 55

$17.0 million from the sale of 2,740,735 shares; and 2007 — gross proceeds of $9.5 million from the sale of 2,075,177 shares. No further draw downs are available to us under the 2005 Kingsbridge committed equity financing facility.
     In October 2007, we entered into a new committed equity financing facility with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, which include a minimum volume-weighted average price of $2.00 for our common stock, from time to time under this facility, at our election, Kingsbridge is committed to purchase newly-issued shares of our common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight-day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of this arrangement, we issued a warrant to Kingsbridge to purchase 230,000 shares of our common stock at a price of $7.99 per share, which represents a premium over the closing price of our common stock on the date we entered into this facility. This warrant became exercisable beginning six months after the October 2007 issuance date and will remain exercisable for a period of three years thereafter. We may sell a maximum of 9,779,411 shares under this facility (exclusive of the shares underlying the warrant). Under the rules of the NASDAQ Stock Market LLC, this is approximately the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval. This restriction may further limit the amount of proceeds we are able to obtain from this committed equity financing facility. We are not obligated to sell any of the common stock available under this facility and there are no minimum commitments or minimum use penalties. The committed equity financing facility does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. We received gross proceeds from sales of our common stock to Kingsbridge under this facility as follows: 2009 — gross proceeds of $6.9 million from the sale of 3,596,728 shares, before offering costs of $0.1 million; first quarter of 2010 — gross proceeds of $3.4 million from the sale of 1,187,198 shares; and the period from April 1, 2010 through May 7, 2010 — gross proceeds of $5.6 million from the sale of 1,898,119 shares. The gross proceeds represent prices equal to 90% of the volume weighted average price of the Company’s stock on each trading day during an eight day pricing period prior to each sale date. As of May 7, 2010, 3,097,366 shares remain available to the Company for sale under the 2007 CEFF.
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
     As of March 31, 2010, we have received $99.8 million in non-equity payments from Amgen and $54.5 million in non-equity payments from GSK.
     Under equipment financing arrangements, we received $23.7 million from August 5, 1997, the date of our inception, through March 31, 2010. Interest earned on investments, excluding non-cash amortization/accretion of purchase premiums/discounts, was $0.5 million in the first quarter of 2010, and $28.4 million from August 5, 1997, the date of our inception, through March 31, 2010.

28 of 55

     Net cash used in operating activities was $12.2 million in the first quarter of 2010 and primarily resulted from the net loss of $12.2 million. The balance of deferred revenue, consisting of prepayments of FTE reimbursements, decreased to $0.2 million as of March 31, 2010 from $0.8 million at December 31, 2009. Net cash used in operating activities in the first quarter of 2009 was $11.8 million and primarily resulted from the net loss of $10.7 million.
     Net cash provided by investing activities was $4.7 million in the first quarter of 2010 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $4.4 million. Restricted cash totaled $1.2 million at March 31, 2010, down from $1.7 million at December 31, 2009, with the decrease due to the contractual semi-annual reduction in the amount of security deposit required by our lender. Net cash used in investing activities in the first quarter of 2009 was $0.2 million and primarily represented cash used to purchase investments, net of proceeds from the maturity of investments and ARS, of $0.6 million.
     Net cash provided by financing activities was $2.7 million in the first quarter of 2010 and primarily consisted of proceeds of $3.4 million from drawdowns under our 2007 committed equity financing facility with Kingsbridge. Net cash provided by financing activities in the first quarter of 2009 was $18.7 million and primarily represented proceeds of $12.4 million from our loan with UBS Bank USA and drawdowns under our 2007 committed equity financing facility with Kingsbridge of $6.9 million, net of issuance costs.
     Auction Rate Securities (“ARS”). Our short-term investments at March 31, 2010 included (at par value) $17.6 million of ARS. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests. With the liquidity issues experienced in global credit and capital markets, these ARS have experienced multiple failed auctions since February 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders. As a result, the ARS are currently not liquid.
     The assets underlying these ARS are student loans that are substantially backed by the federal government. As of March 31, 2010, our ARS with par values totaling $13.3 million had a credit rating of AAA, ARS with par values totaling $0.3 million had a credit rating of Aa1, and ARS with par values totaling $4.0 million had a credit rating of A3. All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day U.S. Treasury bill rate) with interest rates resetting every 28 days. These ARS are scheduled to ultimately mature between 2036 and 2045, although we do not intend to hold them until maturity. We intend to liquidate the ARS on June 30, 2010, the earliest date we can exercise the ARS Rights.
     The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these ARS as of March 31, 2010 were estimated utilizing a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which could result in significant changes to the fair value of the ARS. The significant assumptions of this discounted cash flow model are discount margins which are based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items this analysis considers are the collateralization underlying the ARS, the creditworthiness of the counterparty and the timing of expected future cash flows. These ARS were also compared, when possible, to other observable market data with similar characteristics as the securities held by us. The fair value of our ARS as of March 31, 2010 and December 31, 2009 was determined to be $15.3 million and $15.5 million, respectively. Changes in the fair value of the ARS are recognized in current period earnings in Interest and Other, net. Accordingly, we recognized $19,000 of unrealized gain in the first quarter of 2010. The fair value of the ARS also decreased in the first quarter of 2010 due to the sale of $0.2 million of our ARS at par value.
     In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG issued to us the ARS Rights. The ARS Rights provide us the right to receive the par value of our ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest. Pursuant to the ARS Rights, we may require UBS AG to purchase our ARS at par value at any time between June 30, 2010 and July 2, 2012. We intend to liquidate the ARS on June 30, 2010. In addition, UBS AG’s affiliates may sell or otherwise dispose of some or all of the ARS at their discretion at any time prior to expiration of the ARS Rights, subject to the obligation to pay us the par value of such ARS. The ARS Rights are not transferable, tradable or marginable, and will not be listed or quoted on any securities exchange or any electronic communications network. As consideration for ARS Rights, we agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. UBS AG’s obligations in connection with the ARS Rights are not secured by its assets and UBS AG is not required to obtain any financing to support these obligations. UBS AG has disclaimed any assurance that it will

29 of 55

have sufficient financial resources to satisfy its obligations in connection with the ARS Rights. If UBS AG has insufficient funding to purchase the ARS and the auction process continues to fail, we may incur further losses on the carrying value of the ARS.
     The ARS Rights represent a firm agreement in accordance with accounting guidance for derivatives and hedging. The guidance defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights results in an investment put option, which we recognized as a separate freestanding instrument that is accounted for separately from the ARS. As of March 31, 2010, we recorded $2.3 million as the fair value of the investment put option related to the ARS Rights, classified as short-term assets on the balance sheet. The investment put option related to the ARS Rights does not meet the definition of a derivative instrument. Therefore, we elected to measure the investment put option related to the ARS Rights at fair value, as permitted under accounting guidance for the fair value option for financial assets and liabilities, to mitigate volatility in reported earnings due to its linkage to the ARS. We valued the investment put option related to the ARS Rights using a Black-Scholes option pricing model that included estimates of interest rates, based on data available, and that was adjusted for any bearer risk associated with UBS AG’s financial ability to purchase the ARS beginning June 30, 2010. Any change in the assumptions on which these estimates are based or market conditions would affect the fair value of the investment put option related to the ARS Rights. We anticipate that any future changes in the fair value of the investment put option related to the ARS Rights will be offset by the changes in the fair value of the related ARS with no material net impact to the statements of operations, subject to changes in UBS AG’s credit risk rating and its ultimate ability to perform. We will continue to measure the investment put option related to the ARS Rights at fair value until the earlier of our exercise of the ARS Rights, UBS AG’s purchase of the ARS in connection with the ARS Rights or the maturity of the ARS underlying the ARS Rights.
     In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement, with our ARS held in accounts with UBS Financial Services Inc. as collateral. The loan amount was based on 75% of the fair value as assessed by UBS at the time of the loan. We have drawn down the full amount available under the loan agreement. In general, the amount of interest payable under the loan agreement is intended to equal the amount of interest we would otherwise receive with respect to our ARS. During the first quarter of 2010, the interest rate due on the UBS loan was lower than the interest rate earned from the ARS, and the principal balance of the loan was lower than the par value of the ARS. During the first quarter of 2010, we paid $29,000 of interest expense associated with the loan and received $107,000 in interest income from the ARS. In accordance with the loan agreement, we applied the net interest received and the proceeds of $0.2 million from the sales of ARS to the principal of the loan. The borrowings under the loan agreement are payable upon demand. However, UBS Financial Services Inc. or its affiliates will be required to arrange alternative financing for us on terms and conditions substantially the same as those under the loan agreement, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS Financial Services Inc. and us is terminated for cause by UBS Financial Services Inc. If such alternative financing cannot be established, then a UBS affiliate will purchase the pledged ARS at par value. Proceeds of sales of the ARS will first be applied to repayment of the loan with the balance, if any, for our account.
     We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of our ARS. If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, offset by corresponding increases in the investment put option related to the ARS Rights, assuming no deterioration of UBS AG’s credit rating. At present, if we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal until a future auction for the ARS is successful, another secondary market evolves for the ARS, they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. We will continue to monitor and evaluate these investments for impairment on an ongoing basis.
     Shelf Registration Statement. In November 2008, we filed a shelf registration statement with the SEC, which was declared effective in November 2008. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $100 million. As of May 7, 2010, $76.2 million remains available to us under this shelf registration statement, assuming all outstanding warrants are exercised in cash. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.

30 of 55

     As of March 31, 2010, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases (1)	$3,036	$4,335	$822	$—	$8,193
Equipment financing line	1,453	724	—	—	2,177
Loan with UBS (2)	9,873	—	—	—	9,873

Total	$14,362	$5,059	$822	$—	$20,243

(1)	Our commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.

(2)	The loan with UBS Bank USA is classified as short-term because we intend to repay it on June 30, 2010, the earliest date we may exercise our ARS Rights to require UBS AG to purchase the ARS that collateralize the loan at par value. See Note 6 in the Notes to Unaudited Condensed Financial Statements for further details regarding the maturity date of the loan with UBS Bank USA.
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

31 of 55

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
     If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates or of other research and development programs. Alternatively, we might raise funds through strategic relationships, public or private financings or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all. Furthermore, financing obtained through future strategic relationships may require us to forego certain commercialization and other rights to our drug candidates. Similarly, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.
Off-balance Sheet Arrangements
     As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk has not changed materially subsequent to our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

32 of 55

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
     For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than milestone and royalty payments that we may receive under our collaboration and option agreement with Amgen. We may not receive any further funds under this agreement. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent years, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.
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

33 of 55

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
     We do not control the clinical development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the clinical development of omecamtiv mecarbil. For example, following the exercise of its option, Amgen informed us that it wishes to conduct additional pharmacokinetic studies in heart failure patients receiving oral doses of omecamtiv mecarbil before commencing a Phase IIb study with an oral formulation of omecamtiv mecarbil in this patient population. As a result, the start of the first Phase IIb trial for an oral formulation of omecamtiv mecarbil is currently anticipated to occur in 2011. Amgen is responsible for filing future applications with the FDA or other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for omecamtiv mecarbil. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America if we exercise our option to co-fund Phase III development costs of omecamtiv mecarbil under the collaboration. However, we cannot control whether Amgen will devote sufficient attention and resources to the clinical development of omecamtiv mecarbil or will proceed in an expeditious manner, even if we do exercise our option to co-fund the development of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve omecamtiv mecarbil, Amgen may elect not to proceed with the commercialization of the resulting drug in one or more countries.
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

34 of 55

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
     Prior to receiving approval to commercialize any of our drug candidates, we must adequately demonstrate to the FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and they may never be. In addition, for each of our current preclinical compounds, we must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to submit an investigational new drug application (IND) to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. Furthermore, we may need to submit separate INDs (or foreign equivalent) to different divisions within the FDA (or foreign regulatory authorities) in order to pursue clinical trials in different therapeutic areas. Each new IND (or foreign equivalent) must be reviewed by the new division before the clinical trial under its jurisdiction can proceed, entailing all the risks of delay inherent to regulatory review. If our current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.
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
     Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects observed in preclinical studies for some compounds in a particular research and development program may also occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient itself or from impurities or degradants that are present in the active pharmaceutical ingredient or could form over time in the formulated drug candidate or the active pharmaceutical ingredient. These toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to our drug candidates or potential drug candidates or cause us to modify, suspend or terminate clinical trials with respect to any drug candidate at any time during the development program. The FDA, other regulatory authorities, our partners or we may modify, suspend or terminate clinical trials with our drug candidates at any time. If these or other adverse effects are severe or frequent enough to outweigh the potential efficacy of a drug candidate, the FDA or other regulatory authorities could deny approval of that drug candidate for any or all targeted

35 of 55

indications. Even if one or more of our drug candidates were approved for sale as drugs, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of those drugs. Indications of potential adverse effects or toxicities which do not seem significant during the course of clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug is used in large populations or for extended periods of time.
     We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in clinical trials of omecamtiv mecarbil, doses that exceeded the maximum-tolerated dose were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction. In clinical trials of ispinesib, the most commonly observed dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection. In a Phase I clinical trial of SB-743921, the dose-limiting toxicities observed were: prolonged neutropenia, with or without fever and with or without infection; elevated transaminases and hyperbilirubinemia, both of which are abnormalities of liver function; and hyponatremia, which is a low concentration of sodium in the blood. In Phase I clinical trials of CK-2017357, adverse events of dizziness and euphoric mood appeared to increase in frequency with increasing doses of CK-2017357. At a dose that exceeded the maximum-tolerated dose of CK-2017357, moderate dizziness and an episode of syncope (a temporary loss of consciousness) were observed.
     In addition, clinical trials of omecamtiv mecarbil, CK-2017357 and our anti-cancer drug candidates will enroll patients who typically suffer from serious diseases which put them at increased risk of death, and they may die while receiving our drug candidates. In such circumstances, it may not be possible to exclude with certainty a causal relationship to our drug candidate, even though the responsible clinical investigator may view such an event as not study drug-related. For example, in a Phase IIa clinical trial designed to evaluate and compare the oral pharmacokinetics of both modified and immediate release formulations of omecamtiv mecarbil in patients with stable heart failure, a patient died suddenly after receiving the immediate release formulation of omecamtiv mecarbil, without having reported any preceding adverse events. The clinical investigator assessed the patient’s death as not related to omecamtiv mecarbil. However, the event was reported to the appropriate regulatory authorities as possibly related to omecamtiv mecarbil because the immediate cause of the patient’s death could not be determined, and therefore, a relationship to omecamtiv mecarbil could not be excluded definitively.
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

36 of 55

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
     We have retained all rights to develop and commercialize CK-2017357, ispinesib, SB-743921 and GSK-923295. We currently do not have a strategic partner for these drug candidates. We are relying on GSK to complete its Phase I clinical trial for GSK-923295. We expect to rely on one or more strategic partners or other arrangements with third parties to advance and develop each of CK-2017357 and other compounds from our skeletal muscle contractility program, ispinesib, SB-743921, GSK-923295 and our smooth muscle myosin inhibitors. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all.
     We rely on Amgen to conduct preclinical and clinical development for omecamtiv mecarbil for the potential treatment of heart failure. If Amgen elects to terminate its development activities with respect to omecamtiv mecarbil, we currently do not have an alternative strategic partner for this drug candidate.

37 of 55

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
     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates or potential drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing clinical development of omecamtiv mecarbil worldwide, except Japan. We have relied on GSK to conduct these activities for the ongoing clinical development of GSK-923295. For CK-2017357 and our other drug candidates and potential drug candidates, we rely (and for omecamtiv mecarbil, ispinesib and SB-743921, we have relied) on a limited number of contract manufacturers, and, in particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.
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

38 of 55

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
     We have discovered and are currently developing drug candidates and potential drug candidates that have what we believe are novel mechanisms of action directed against cytoskeletal targets, and intend to continue to do so. Because no currently approved drugs appear to operate via the same biochemical mechanisms as our compounds, we cannot be certain that our drug candidates and potential drug candidates will result in commercially viable drugs that safely and effectively treat the indications for which we intend to develop them. The results we have seen for our compounds in preclinical models may not translate into similar results in humans, and results of early clinical trials in humans may not be predictive of the results of larger clinical trials that may later be conducted with our drug candidates. Even if we are successful in developing and receiving regulatory approval for a drug candidate for the treatment of a particular disease, we cannot be certain that we will also be able to develop and receive regulatory approval for that or other drug candidates for the treatment of other diseases. If we or our partners are unable to successfully develop and commercialize our drug candidates, our business will be materially harmed.

39 of 55

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

40 of 55

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

41 of 55

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

42 of 55

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
     With respect to CK-2017357 and other compounds that may arise from our skeletal muscle contractility program, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia; and Amgen, which is investigating AMG 745, a myostatin inhibitor, for its utility in inhibiting muscle loss associated with a variety of diseases and conditions. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function. We are also aware that other companies are developing potential new therapies for amyotrophic lateral sclerosis, such as Knopp Neurosciences, Inc., Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA and Teva Pharmaceutical Industries Ltd.
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

43 of 55

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

44 of 55

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

45 of 55

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

46 of 55

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

47 of 55

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
     The stock market, particularly in recent months and years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	announcements concerning any of the clinical trials for our drug candidates, such as omecamtiv mecarbil for heart failure; CK-

48 of 55

2017357 for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction; and ispinesib, SB-743921 or GSK-923295 for cancer (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points);

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
     As of April 30, 2010, our executive officers, directors and their affiliates beneficially owned or controlled approximately 23.7% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

49 of 55

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

50 of 55

     In October 2007, we entered into a committed equity financing facility with Kingsbridge. This committed equity financing facility entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. To date, we have received $15.9 million in gross proceeds under this committed equity financing facility. Under this committed equity financing facility, we have sold 6,682,045 shares and may sell up to a maximum total of 9,779,411 shares. This is approximately the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval under the rules of the NASDAQ Stock Market LLC. This limitation may further limit the amount of proceeds we are able to obtain from this committed equity financing facility.
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
     We hold interest-bearing student loan auction rate securities (“ARS”) that represent investments in pools of assets. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par value. The uncertainties in the credit markets have affected all of our holdings in ARS and auctions for our ARS have failed to settle on their respective settlement dates. Consequently, these ARS are not currently liquid and we will not be able to access these funds until a future auction of the ARS is successful, the issuer redeems the outstanding ARS, the ARS mature or a buyer is found outside of the auction process. Maturity dates for these ARS range from 2036 to 2045. As of March 31, 2010, we have recorded $2.3 million of cumulative unrealized losses in the statements of operations related to the ARS that we hold in our investment portfolio. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses due to further declines in value in future quarters. This could adversely impact our results of operations and financial condition. We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and its affiliates may provide us with additional funds based on these ARS. However, if we are unable to access the funds underlying or secured by these ARS in a timely manner, we may need to find alternate sources of funding for certain of our operations, which may not be available on favorable terms, or at all, and our business could be adversely affected.
We may not be able to recover the value of our ARS under our settlement agreement with UBS AG.
     We have entered into a settlement agreement with UBS AG relating to the failed auctions of our ARS through which UBS AG and

51 of 55

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
     In connection with the settlement, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement. We have drawn down the full amount available under the loan agreement. The borrowings under the loan agreement are payable upon demand, subject to UBS Financial Services’ obligations to arrange alternative financing for us under certain circumstances. As of March 31, 2010, the loan balance was $9.9 million as a result of the sale of certain ARS at par value and the application of interest income toward the loan balance.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
     Cytokinetics’ Board of Directors elected L. Patrick Gage, Ph.D., as the Chairman of the Board of Directors effective March 15, 2010, replacing James Sabry, M.D., Ph.D., who resigned from the Board of Directors effective March 15, 2010. With the election of Dr. Gage, an independent director, as Chairman, the Board of Directors approved the elimination of the Lead Outside Director role, as the need for an independent lead outside director no longer exists.

52 of 55

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

53 of 55

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2010	CYTOKINETICS, INCORPORATED (Registrant)
/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

54 of 55

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

55 of 55