Form 10-Q
period 2010-06-30
CYTOKINETICS INC
filed 2010-08-04
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of July 30, 2010: 64,520,592.

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of June 30, 2010 and December 31, 2009	3
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009, and the period from August 5, 1997 (date of inception) to June 30, 2010	4
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and the period from August 5, 1997 (date of inception) to June 30, 2010	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3. Defaults Upon Senior Securities	51
Item 4. Reserved	51
Item 5. Other Information	51
Item 6. Exhibits	51
SIGNATURES	52
EXHIBIT INDEX	53
EX-10.2
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18,365	$25,561
Short-term investments	61,739	71,266
Investments in auction rate securities	6,698	15,542
Investment put option related to auction rate securities rights	777	2,358
Related party accounts receivable	211	180
Related party notes receivable	—	9
Prepaid and other current assets	2,349	2,005

Total current assets	90,139	116,921
Property and equipment, net	2,953	3,713
Restricted cash	1,233	1,674
Other assets	291	291

Total assets	$94,616	$122,599

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,196	$1,683
Accrued liabilities	4,411	5,935
Short-term portion of equipment financing lines	1,268	1,616
Deferred revenue	—	751
Loan with UBS	—	10,201

Total current liabilities	6,875	20,186
Long-term portion of equipment financing lines	489	985

Total liabilities	7,364	21,171

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 170,000,000 shares; Issued and outstanding: 64,513,092 shares at June 30, 2010 and 61,275,036 shares at December 31, 2009	64	61
Additional paid-in capital	423,881	412,729
Accumulated other comprehensive income	3	1
Deficit accumulated during the development stage	(336,696)	(311,363)

Total stockholders’ equity	87,252	101,428

Total liabilities and stockholders’ equity	$94,616	$122,599

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Six Months Ended		(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2010	2009	2010	2009	2010
Revenues:
Research and development revenues from related parties	$462	$622	$1,084	$641	$48,693
Research and development, grant and other revenues	—	—	—	—	2,955
License revenues from related parties	—	71,308	—	74,367	112,935

Total revenues	462	71,930	1,084	75,008	164,583

Operating expenses:
Research and development	10,236	10,202	19,304	20,161	396,582
General and administrative	3,380	4,127	7,217	8,147	123,380
Restructuring charges (reversals)	—	56	—	(2)	2,450

Total operating expenses	13,616	14,385	26,521	28,306	522,412

Operating income (loss)	(13,154)	57,545	(25,437)	46,702	(357,829)
Interest and other, net	10	(1,586)	104	(1,428)	21,283

Income (loss) before income taxes	(13,144)	55,959	(25,333)	45,274	(336,546)
Provision for income taxes	—	—	—	—	150

Net income (loss)	$(13,144)	$55,959	$(25,333)	$45,274	$(336,696)

Net income (loss) per common share:
Basic	$(0.21)	$0.99	$(0.40)	$0.84
Diluted	$(0.21)	$0.98	$(0.40)	$0.83
Weighted-average number of shares used in computing net income (loss) per common share:
Basic	63,815	56,455	62,910	54,032
Diluted	63,815	56,903	62,910	54,450
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Six Months Ended		(Date of Inception)
	June 30,	June 30,	to June 30,
	2010	2009	2010
Cash flows from operating activities:
Net income (loss)	$(25,333)	$45,274	$(336,696)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	966	1,026	26,432
(Gain) loss on disposal of equipment	—	(47)	311
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	—	33	498
Non-cash interest expense	—	—	504
Non-cash forgiveness of loan to officer	9	10	434
Stock-based compensation	2,006	2,473	27,265
Tax benefit from stock-based compensation	—	—	(20)
Non-cash warrant expense	—	1,585	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	(33)	(302)	(564)
Prepaid and other assets	(344)	(20)	(2,668)
Accounts payable	(440)	(325)	1,282
Accrued liabilities	(1,502)	1,104	4,297
Related party payables and accrued liabilities	—	10	—
Deferred revenue	(751)	(24,492)	—

Net cash provided by (used in) operating activities	(25,422)	26,329	(277,055)

Cash flows from investing activities:
Purchases of investments	(66,543)	(38,814)	(868,113)
Proceeds from sales and maturities of investments	76,073	24,150	786,436
Proceeds from sales of auction rate securities	10,425	50	12,550
Purchases of property and equipment	(274)	(269)	(30,374)
Proceeds from sale of property and equipment	—	62	124
(Increase) decrease in restricted cash	441	518	(1,233)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	859

Net cash provided by (used in) investing activities	20,122	(14,303)	(100,897)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	—	12,930	206,871
Proceeds from draw down of committed equity financing facilities, net of issuance costs	8,930	6,850	47,826
Proceeds from other issuances of common stock	219	206	7,213
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	12,441	12,441
Repayment of loan with UBS	(10,201)	(154)	(12,441)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	(844)	(1,086)	(22,413)
Tax benefit from stock-based compensation	—	—	20

Net cash provided by (used in) financing activities	(1,896)	31,187	396,317

Net increase (decrease) in cash and cash equivalents	(7,196)	43,213	18,365
Cash and cash equivalents, beginning of period	25,561	41,819	—

Cash and cash equivalents, end of period	$18,365	$85,032	$18,365

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
     The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $25.3 million and net cash used in operations of $25.4 million for the six months ended June 30, 2010, and an accumulated deficit of $336.7 million as of June 30, 2010. Cash, cash equivalents and short-term investments decreased to $87.6 million at June 30, 2010 from $114.7 million at December 31, 2009. The Company anticipates it will continue to have operating losses and net cash outflows in future periods. If sufficient additional capital is not available on terms acceptable to the Company, its liquidity will be impaired.
     The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic relationships, additional sales of equity securities, government grants and debt financings. Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and investments at June 30, 2010 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic relationships, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.
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
Certain reclassifications have been made to the Condensed Financial Statements for the six months ended June 30, 2009 in order to conform to the current year presentation.

Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss). Comprehensive income (loss) and its components for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net income (loss)	$(13,144)	$55,959	$(25,333)	$45,274
Change in unrealized gain (loss) on investments	10	(7)	2	(21)

Comprehensive income (loss)	$(13,134)	$55,952	$(25,331)	$45,253

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation, the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $1.2 million at June 30, 2010 and $1.7 million at December 31, 2009, and was classified as restricted cash.
Fair Value of Financial Instruments
     The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value due to the short-term nature of these instruments. The Company bases the fair value of its short-term investments, other than its auction rate securities (“ARS”) and the investment put option related to the Series C-2 Auction Rate Securities Rights issued to the Company by UBS AG (the “ARS Rights”), on current market prices. The Company determined the fair value of its ARS using a discounted cash flow (“DCF”) model and the investment put option related to the ARS Rights using Black-Scholes option pricing models (Note 5). In connection with the failed auctions of the Company’s ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, the Company accepted a settlement with UBS AG pursuant to which UBS AG issued to the Company the ARS Rights. The carrying value of the investment put option related to the ARS Rights represented its fair value, based on the Black-Scholes option pricing model, which approximated the difference in value between the par value and the fair value of the associated ARS. As permitted under fair value accounting for financial instruments, the Company may elect fair value measurement for certain financial assets on a case by case basis. The Company has elected to use fair value measurement permitted under fair value accounting for the investment put option related to the ARS Rights.
     The fair value of the Company’s equipment financing line debt was $1.7 million as of June 30, 2010, compared to the carrying value of $1.8 million. As of December 31, 2009, the fair value of the equipment financing line debt was $2.4 million, compared to the carrying value of $2.6 million. The Company determined the fair value of the equipment financing line using a DCF model. The major inputs to the model are the expected cash flows, which equal the contractual payments, and borrowing rates available to the Company for similar debt as of the applicable balance sheet dates.
     The fair value of the Company’s loan with UBS Bank USA as of December 31, 2009 approximated the loan’s carrying value of $10.2 million, due to the short-term nature of the loan. The Company determined the fair value of the loan with UBS Bank USA using a DCF model. The major inputs to the model were the expected cash flows, borrowing rates available to the Company for similar debt secured by the ARS, and the then-expected maturity date of June 30, 2010. As of June 30, 2010, the Company had repaid the loan in full.
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

     For employee stock options, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.33%	2.48%	2.83%	2.69%
Volatility	73%	75%	73%	76%
Expected term (in years)	6.10	6.10	6.12	6.07
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
     For the ESPP, the fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Risk-free interest rate	0.58%	0.62%	0.58%	0.62%
Volatility	74%	75%	74%	75%
Expected term (in years)	1.25	1.25	1.25	1.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
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
     Since January 1, 2008, the Company has used its own historical exercise activity and extrapolates the life cycle of options outstanding to arrive at its estimated expected term for new option grants. Also since January 1, 2008, the Company has used its own volatility history based on its stock’s trading history for the period subsequent to the Company’s IPO in April 2004. Prior to the second quarter of 2010, the Company supplemented its own volatility history by using comparable companies’ volatility history for the relevant period preceding the Company’s IPO. Starting the second quarter of 2010, the Company solely uses its own volatility history because it now has sufficient history to approximate the expected term of options granted.
     The Company measures compensation expense for restricted stock awards at fair value on the date of grant and recognizes the expense over the expected vesting period. The fair value for restricted stock awards is based on the closing price of the Company’s common stock on the date of grant.
Note 2. Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock, warrants, and shares issuable under the ESPP by applying the treasury stock method. The following is the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net income (loss)	$(13,144)	$55,959	$(25,333)	$45,274

Weighted-average common shares outstanding	63,996	56,848	63,095	54,425
Unvested restricted stock	(181)	(393)	(185)	(393)

Weighted-average shares used in computing net income (loss) per common share — basic	63,815	56,455	62,910	54,032
Dilutive effect of stock options and unvested restricted stock	—	448	—	418

Weighted-average shares used in computing net income (loss) per common share — diluted	63,815	56,903	62,910	54,450

Net income (loss) per common share:
Basic	$(0.21)	$0.99	$(0.40)	$0.84
Diluted	$(0.21)	$0.98	$(0.40)	$0.83

     The following instruments were excluded from the computation of diluted net income (loss) per common share for the periods presented because their effect would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Options to purchase common stock	8,250	6,601	8,250	6,133
Unvested restricted common stock	175	—	175	—
Warrants to purchase common stock	4,027	2,075	4,027	1,279
Shares issuable related to the ESPP	45	75	45	75

Total shares	12,497	8,751	12,497	7,487

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	to June 30,
	2010	2009	2010
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	58	3	58
Purchases of property and equipment through trade in value of disposed property and equipment	—	10	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Warrants issued in registered direct equity financing	—	—	1,585
Note 4. Related Party Agreements
Research and Development Arrangements
     Amgen Inc. (“Amgen”). Pursuant to its collaboration and option agreement with Amgen (the “Amgen Agreement”), in the three months ended June 30, 2010, the Company recognized research and development revenue from Amgen of $0.5 million, of which $0.3 million was for reimbursements of its costs of full-time employee equivalents (“FTEs”) supporting the research and development program for omecamtiv mecarbil and related compounds, and $0.2 million was for reimbursements of other costs related to that program. These reimbursements were recorded as research and development revenues from related parties. In the three months ended June 30, 2009, the Company recorded total revenue of $71.9 million from Amgen, including $0.6 million of research and development revenue and $71.3 million of license revenue. The research and development revenue from Amgen in the three months ended June 30, 2009 consisted of $0.5 million for reimbursements of FTE costs and $0.1 million for reimbursements of other costs. License revenue from Amgen in the three months ended June 30, 2009 consisted of $50.0 million for Amgen’s non-refundable option exercise fee received in June 2009, and the recognition of deferred license revenue of $21.3 million related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium.
     In the six months ended June 30, 2010, the Company recognized research and development revenue from Amgen of $1.1 million, of which $0.7 million was for reimbursements of its costs of FTEs supporting the research and development program for omecamtiv mecarbil and related compounds, and $0.4 million was for reimbursements of other costs related to that program. These reimbursements were recorded as research and development revenues from related parties. In the six months ended June 30, 2009, the Company recognized total revenue from Amgen of $75.0 million, including $0.6 million of research and development revenue and $74.4 million of license revenue. The research and development revenue consisted of $0.5 million for reimbursements of FTE costs and $0.1 million for reimbursements of other costs. These reimbursements were recorded as research and development revenues from related parties. License revenue from Amgen in the six months ended June 30, 2009 consisted of $50.0 million for Amgen’s non-refundable option exercise fee received in June 2009, and the recognition of deferred license revenue of $24.4 million related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium.

     Deferred revenue related to Amgen was zero at June 30, 2010 and $0.8 million at December 31, 2009. The balance at December 31, 2009 consisted of Amgen’s prepayment of FTE reimbursements. Related party accounts receivable from Amgen were $0.2 million at June 30, 2010 and $0.2 million at December 31, 2009.
     GlaxoSmithKline (“GSK”). Pursuant to its collaboration and license agreement with GSK (the “GSK Agreement”), the Company recognized revenue for patent expense reimbursements from GSK of zero and $22,000 for the three months ended June 30, 2010 and 2009, respectively, and zero and $26,000 for the six months ended June 30, 2010 and 2009, respectively. These reimbursements were recorded as research and development revenues from related parties. There was no related party accounts receivable balance due from GSK at June 30, 2010 or December 31, 2009.
     In December 2009, the Company and GSK agreed to terminate the GSK Agreement, effective February 28, 2010. As a result, all rights for GSK-923295 reverted to the Company at that time, subject to certain royalty obligations to GSK. GSK remains responsible for all activities and costs associated with completing and reporting on the ongoing Phase I clinical trial of GSK-923295.
Board Members
     James H. Sabry, M.D., Ph.D. resigned from the Board of Directors in March 2010 and remains a consultant to the Company and a member of its Scientific Advisory Board. The Company incurred consulting fees for services provided by Dr. Sabry of $5,000 and $15,000 for the three months ended June 30, 2010 and 2009, respectively, and $20,000 and $30,000 for the six months ended June 30, 2010 and 2009, respectively. There was no related party accounts payable balance due to Dr. Sabry at June 30, 2010 or December 31, 2009.
     James Spudich, Ph.D. is a member of the Company’s Board of Directors and a consultant to the Company. The Company incurred consulting fees for services provided by Dr. Spudich of $7,000 and $4,000 for the three months ended June 30, 2010 and 2009, respectively, and $15,000 and $14,000 for the six months ended June 30, 2010 and 2009, respectively. There was no related party accounts payable balance due to Dr. Spudich at June 30, 2010 or December 31, 2009.
Note 5. Cash Equivalents, Investments and Fair Value Measurements
Cash Equivalents and Available for Sale Investments
     The amortized cost and fair value of cash equivalents and available for sale investments at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$15,357	—	—	$15,357

Cash equivalents — U.S. Treasury securities	$3,006	—	—	$3,006	7/2010

Short-term investments — U.S. Treasury securities	$61,736	$5	$(2)	$61,739	7/2010-3/2011

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$23,773	—	—	$23,773

Short-term investments — U.S. Treasury securities	$71,265	$1	$—	$71,266	1/2010-6/2010

     As of June 30, 2010, the Company’s cash equivalents had no unrealized losses, and its U.S. Treasury securities classified as short-term investments had unrealized losses of approximately $2,000. The unrealized losses were primarily caused by slight increases in short-term interest rates subsequent to the purchase date of the related securities. The Company collected the contractual cash flows on its U.S. Treasury securities that matured in July 2010 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities. As of December 31, 2009, the Company’s cash equivalents and short-term investments had no unrealized losses.
     Interest income was $0.1 million for each of the three months ended June 30, 2010 and 2009, $0.2 million and $0.4 million for each of the six months ended June 30, 2010 and 2009, respectively, and $28.3 million for the period August 5, 1997 (date of inception) through June 30, 2010.

Investments in Auction Rate Securities and Investment Put Option Related to Auction Rate Securities Rights
     The Company’s short-term investments in ARS as of June 30, 2010 and December 31, 2009 refer to securities structured with short-term interest reset dates every 28 days but with maturities generally greater than 10 years. At the end of each reset period, investors could attempt to sell the securities through an auction process or continue to hold the securities. On June 30, 2010, the Company exercised its ARS Rights and requested that UBS AG purchase the remaining par value of $7.5 million of the Company’s ARS. The settlement date of this transaction was July 1, 2010. Therefore, the ARS remain on the Company’s balance sheet classified as short-term investments as of June 30, 2010. (See Note 11, “Subsequent Events,” regarding the sale of the ARS.) The Company also classified its ARS holdings as short-term investments as of December 31, 2009, based on its intention to liquidate the investments on June 30, 2010, the earliest date it could exercise the ARS Rights.
     At June 30, 2010, the Company held $7.5 million in par value, $6.7 million in carrying value, of ARS classified as short-term investments. The assets underlying these ARS were student loans that were substantially backed by the federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. Consequently, the ARS were not liquid and the Company was not able to access these funds at that time. Historically, the fair value of the ARS had approximated par value due to the frequent interest rate resets associated with the auction process. However, beginning in February 2008, there ceased to be an active market for ARS, and therefore they did not have a readily determinable market value. Accordingly, the estimated fair value of the ARS no longer approximated par value. The ARS continued to pay interest according to their stated terms.
     The fair value of the Company’s investments in its ARS as of June 30, 2010 and December 31, 2009 was determined to be $6.7 million and $15.5 million, respectively. Other than the sale of ARS, changes in the fair value of the ARS were recognized in current period earnings in Interest and other, net. Accordingly, the Company recognized unrealized gains of $1.6 million on its ARS in the second quarter of 2010 and unrealized losses of $2,000 in the second quarter of 2009 to reflect the change in fair value. In the first half of 2010, the Company recognized the sale of $10.4 million of its ARS at par value and unrealized gains of $1.6 million on its ARS. In the first half of 2009, the Company recognized unrealized gains of $0.7 million on its ARS to reflect the change in fair value.
     In connection with the failed auctions of the Company’s ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, the Company accepted a settlement with UBS AG pursuant to which UBS AG issued to the Company the ARS Rights. The ARS Rights provided the Company the right to receive the par value of its ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest at any time between June 30, 2010 and July 2, 2012. Pursuant to the ARS Rights, on June 30, 2010, the Company exercised its right to require UBS AG to purchase the Company’s remaining ARS, which had a par value of $7.5 million. The transaction settled on July 1, 2010. As consideration for the ARS Rights, the Company agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages.
     The ARS Rights represented a firm agreement in accordance with the accounting guidance for derivatives and hedging, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights resulted in an investment put option that was recognized as a separate freestanding instrument accounted for separately from the ARS investments. As of June 30, 2010 and December 31, 2009, the Company recorded $0.8 million and $2.4 million, respectively, as the fair value of the investment put option related to the ARS Rights, classified as short-term assets on the balance sheet. The investment put option related to the ARS Rights did not meet the definition of a derivative instrument. Therefore, the Company elected to measure the investment put option related to the ARS Rights at fair value, in accordance with the fair value option permitted under fair value accounting guidance for financial instruments, to mitigate volatility in reported earnings due to their linkage to the ARS. Changes in the fair value of the investment put option related to the ARS Rights were recognized in current period earnings in Interest and other, net. Accordingly, the Company recognized an unrealized loss of $1.6 million on the investment put option related to the ARS Rights in the second quarter of 2010 and an unrealized gain of $2,000 in the second quarter of 2009. In the first half of 2010 and the first half of 2009, the Company recognized unrealized losses of $1.6 million and $0.7 million, respectively, on the investment put option related to the ARS Rights.
     The Company valued the investment put option related to the ARS Rights using a Black-Scholes option pricing model that included estimates of interest rates, based on data available.

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
     Financial assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2010
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Money market funds	$15,357	$—	$—	$15,357
U.S. Treasury securities	64,745	—	—	64,745
Investments in ARS	—	—	6,698	6,698
Investment put option related to ARS Rights	—	—	777	777

Total	$80,102	$—	$7,475	$87,577

Amounts included in:
Cash and cash equivalents	$18,363	$—	$—	$18,363
Short-term investments	61,739	—	—	61,739
Investments in ARS	—	—	6,698	6,698
Investment put option related to ARS Rights	—	—	777	777

Total	$80,102	$—	$7,475	$87,577

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
     At June 30, 2010 and December 31, 2009, the Company held approximately $6.7 million and $15.5 million, respectively, in fair value of ARS classified as short-term investments. The assets underlying the ARS were student loans substantially backed by the federal government. The fair values of these securities as of June 30, 2010 and December 31, 2009 were estimated using a DCF model. The Company classified its ARS in the Level 3 category, as some of the inputs used in the DCF model are unobservable. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. The assumptions used in preparing the DCF model included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available as of the applicable balance sheet date. These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, which can result in significant changes to the fair value of the ARS. The significant assumptions of the DCF model were discount margins that are based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items that this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing of expected future cash flows. There were no significant changes to the assumptions or inputs for the DCF model for ARS as of June 30, 2010 compared to December 31, 2009. The Company’s ARS were also compared, when possible, to other observable market data for securities with similar characteristics as the ARS.
     Due to the change of the fair value of the Company’s ARS and the investment put option related to the ARS Rights, unrealized gains of $1.6 million on the ARS and unrealized losses of $1.6 million on the investment put option related to the ARS Rights were included in Interest and other, net in the accompanying statement of operations for both the three and six month periods ended June 30, 2010. For the three months ended June 30, 2009, unrealized loss of $2,000 on the ARS and unrealized gains of $2,000 on the investment put option related to the ARS Rights were included in Interest and other, net. For the six months ended June 30, 2009, unrealized gains of $0.7 million on the ARS and unrealized losses of $0.7 million on the investment put option related to the ARS Rights were included in Interest and other, net.
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
     As of June 30, 2010, the Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs consisted solely of the ARS and the investment put option related to the ARS Rights. The following table provides a reconciliation for all assets measured at fair value using significant Level 3 inputs for the three and six months ended June 30, 2010 (in thousands):

		Investment Put Option
	ARS	Related to ARS Rights
Balance as of December 31, 2009	$15,542	$2,358
Unrealized gain on ARS, included in Interest and other, net	19	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and other, net	—	(19)
Sale of ARS	(250)	—

Balance as of March 31, 2010	$15,311	$2,339
Unrealized gain on ARS, included in Interest and other, net	1,562	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and other, net	—	(1,562)
Sale of ARS	(10,175)	—

Balance as of June 30, 2010	$6,698	$777

     The total amount of assets measured using valuation methodologies based on Level 3 inputs represented approximately 9% of the Company’s total assets that were measured at fair value as of June 30, 2010.

Note 6. Loan with UBS
     In connection with the settlement with UBS AG relating to the Company’s ARS, in October 2008, the Company entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, the Company borrowed approximately $12.4 million under the loan agreement, with its ARS held in accounts with UBS Financial Services Inc. as collateral. The loan amount was based on 75% of the fair value of the ARS as assessed by UBS at the time of the loan, and represented the full amount available to the Company under the loan agreement. As of June 30, 2010, the Company had repaid the loan in full.
     In general, the interest rate paid under the loan agreement was intended to equal the interest rate the Company would otherwise have received with respect to its ARS. During the three months ended June 30, 2010, the Company paid $27,000 of interest expense associated with the loan and received $33,000 in interest income from the ARS. In accordance with the loan agreement, the Company applied the net interest received and the proceeds of $9.9 million from sales of ARS to the remaining principal of the loan during the period. During the six months ended June 30, 2010, the Company paid $56,000 of interest expense associated with the loan, received $140,000 in interest income from the ARS, and applied the net interest received and the proceeds of $10.1 million from the sales of the ARS to repay the loan in full.
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
     In the three months ended June 30, 2009, the Company recorded restructuring expenses of $0.1 million, which primarily consisted of the impairment charges for held-for-sale equipment partially offset by the reduction of accrued employee benefit related restructuring costs. In the six months ended June 30, 2009, the Company recorded a decrease in restructuring expenses of $2,000. The Company did not record any restructuring charges in the three- or six-month periods ended June 30, 2010 because the Company has completed all restructuring activities and recognized all anticipated restructuring charges.
Note 8. Stockholders’ Equity
Common Stock
     During the three months ended June 30, 2010, under the October 2007 committed equity financing facility (the “2007 CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), the Company sold 1,898,119 shares of its common stock to Kingsbridge and received gross proceeds of $5.6 million, a price equal to 90% of the volume-weighted average price of the Company’s stock on each trading day during an eight day pricing period prior to the sale. During the six months ended June 30, 2010, under the 2007 CEFF, the Company sold 3,085,317 shares of its common stock to Kingsbridge and received gross proceeds of $8.9 million. As of June 30, 2010, 3,097,366 shares remained available to the Company for sale under the 2007 CEFF.
Stock Option Plans
     Stock option activity for the six months ended June 30, 2010 under the 2004 Equity Incentive Plan, as amended, and the 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares
	Available for		Weighted
	Grant of		Average Exercise
	Options	Stock Options	Price per Share of
	or Awards	Outstanding	Stock Options
Balance at December 31, 2009	4,098,228	6,984,463	$4.58
Increase in authorized shares	2,300,000	—	—
Options granted	(1,829,637)	1,829,637	$3.05
Options exercised	—	(97,263)	$0.99
Options cancelled	467,072	(467,072)	$3.58
Restricted stock awards forfeited	16,485	—	—

Balance at June 30, 2010	5,052,148	8,249,765	$4.34

     The weighted average fair value of options granted in the six months ended June 30, 2010 was $2.03 per share.
     Restricted stock award activity for the six months ended June 30, 2010 was as follows:

		Weighted Average
		Award Date Fair
	Number of Shares	Value per Share
Unvested restricted stock awards outstanding at December 31, 2009	191,630	$2.37
Awards forfeited	(16,485)	$2.37

Unvested restricted stock awards outstanding at June 30, 2010	175,145	$2.37

Note 9. Interest and Other, Net
     Components of Interest and other, net were as follows (in thousands):

					Period from
					August 5, 1997
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2010	2009	2010	2009	2010
Unrealized gain (loss) on ARS (Note 5)	$1,562	$(2)	$1,581	$668	$(777)
Unrealized gain (loss) on investment put option related to ARS Rights (Note 5)	(1,562)	2	(1,581)	(668)	777
Warrant expense	—	(1,585)	—	(1,585)	(1,585)
Interest income and other income	71	110	234	367	28,767
Interest expense and other expense	(61)	(111)	(130)	(210)	(5,899)

Interest and other, net	$10	$(1,586)	$104	$(1,428)	$21,283

     Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and included in Interest and other, net. The Company classified its investments in ARS as trading securities in short-term assets as of June 30, 2010 and December 31, 2009.
     The Company elected to measure the investment put option related to the ARS Rights at fair value to mitigate volatility in reported earnings due to its linkage to the ARS. The Company recorded $0.8 million as the fair value of the investment put option related to the ARS Rights as of June 30, 2010 and $2.4 million as the fair value of the investment put option related to the ARS Rights as of December 31, 2009, classified as a short-term asset on the balance sheet with a corresponding credit to Interest and other, net. Changes in the fair value of the ARS are also recognized in current period earnings in Interest and other, net.
     Warrant expense of $1.6 million for the three and six month periods ended June 30, 2009 and the period from inception to June 30, 2010, related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.
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
Note 11. Subsequent Events
     Auction Rate Securities (“ARS”)
     On June 30, 2010, the Company exercised its ARS Rights, requiring that UBS AG purchase the Company’s remaining outstanding ARS of $7.5 million at par value. Accordingly, on the settlement date of July 1, 2010, UBS AG purchased the ARS and deposited the proceeds of $7.5 million into the Company’s money market account, and the put option related to the ARS rights was extinguished.
Restricted Cash
     In July 2010, GE Capital approved a $0.5 million reduction in the amount of the Company’s certificate of deposit that the Company classifies as restricted cash.
     In July 2010, the National Institute of Neurological Disorders and Stroke awarded the Company a grant in the amount of $2.9 million to support research and development of CK-2017357 directed to the potential treatment for myasthenia gravis. The grant was awarded to the Company under the American Recovery and Reinvestment Act of 2009.

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
     This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2010;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the initiation, design, progress, timing and scope of clinical trials and development activities for our drug candidates and potential drug candidates conducted by ourselves or our partners, such as Amgen, Inc. (“Amgen”), including the anticipated timing for initiation of clinical trials and anticipated dates of data becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	our and our partners’, such as Amgen’s, plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen;

•	our plans to seek strategic alternatives for our oncology program with third parties;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the cytoskeleton and our ability to leverage our experience in muscle contractility to other muscle functions;

•	the issuance of shares of our common stock under our committed equity financing facility entered into with Kingsbridge Capital Limited (“Kingsbridge”) in 2007;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations and equipment financing lines;

•	potential competitors and competitive products;

•	increasing the number of our employees, retaining key personnel and recruiting additional key personnel;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.
Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:
•	Amgen’s decisions with respect to the timing, design and conduct of development activities for omecamtiv mecarbil, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil;

•	our ability to obtain additional financing;

•	our receipt of funds under our current or future strategic alliances;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

•	unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of preclinical studies or clinical trials may not be indicative of future clinical trials results);

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and potential drug candidates;

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to enter into partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	the conditions in our 2007 committed equity financing facility with Kingsbridge that must be fulfilled before we can require Kingsbridge to purchase our common stock, including the minimum volume-weighted average share price;

•	our ability to maintain the effectiveness of our registration statement permitting resale of securities to be issued to Kingsbridge by us in connection with our 2007 committed equity financing facility;

•	the availability of funds under our grant from the National Institute of Neurological Disorders and Stroke in future periods;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise; and

•	potential infringement or misuse by us of the intellectual property rights of third parties.
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

     We currently have five drug candidates that have progressed into clinical development: omecamtiv mecarbil for the potential treatment of heart failure; CK-2017357 for the potential treatment of diseases or medical conditions associated with muscle weakness or wasting; and ispinesib, SB-743921, and GSK-923295 for the potential treatment of cancer. We are conducting non-clinical development of a back-up compound to CK-2017357. We are also conducting non-clinical development of compounds that inhibit smooth muscle contractility. These compounds may be useful as potential treatments for diseases and conditions such as systemic hypertension or bronchoconstriction.
Muscle Contractility Programs
Cardiac Muscle Contractility
     Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including omecamtiv mecarbil. The agreement provided Amgen with a non-exclusive license and access to certain technology. The agreement also granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In May 2009, Amgen exercised this option and subsequently paid us an exercise fee of $50.0 million. As a result, Amgen is now responsible for the development and commercialization of omecamtiv mecarbil and related compounds, at its expense worldwide, except Japan, subject to our development and commercialization participation rights. Under the agreement, Amgen will reimburse us for agreed research and development activities we perform. The agreement provides for potential pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote omecamtiv mecarbil in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.
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
     Amgen is now responsible for clinical development of omecamtiv mecarbil following its exercise of its option. We anticipate that in mid-2010, Amgen will initiate an open-label, multiple-dose Phase IIa clinical trial designed to investigate the pharmacokinetics of two formulations of omecamtiv mecarbil administered orally to both male and female patients with stable heart failure. We also anticipate that in the second half of 2010, Amgen will initiate a Phase Ib, multi-center, open-label, single-dose, safety and pharmacokinetic clinical study of a modified-release oral formulation of omecamtiv mecarbil in patients with renal dysfunction.
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
     The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $1.2 million and $7.3 million in the six months ended June 30, 2010 and 2009, respectively. We recognized as research and development revenue from Amgen of $1.1 million and $0.6 million in the six months ended June 30, 2010 and 2009, respectively, for expense and full-time employee equivalent (“FTE”) reimbursements.

     We anticipate that our expenditures relating to the research and development of compounds in our cardiac muscle contractility program will increase if we participate in the future advancement of omecamtiv mecarbil through clinical development. Our expenditures will also increase if Amgen terminates development of omecamtiv mecarbil or related compounds and we elect to develop them independently, or if we elect to co-fund later-stage development of omecamtiv mecarbil or other compounds in our cardiac muscle contractility program under our collaboration and option agreement with Amgen.
Skeletal Muscle Contractility
     CK-2017357 is the lead drug candidate from this program. CK-2017357 and its back-up development compound are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds act on fast skeletal muscle troponin. Activation of troponin increases its sensitivity to calcium, leading to an increase in skeletal muscle contractility. This mechanism of action has demonstrated encouraging pharmacological activity in preclinical models. We are evaluating the potential indications for which CK-2017357 may be useful. In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s disease.
     During the second quarter of 2010, we initiated two “evidence of effect” clinical trials of CK-2017357. Our evidence of effect clinical trials are intended to translate pharmacodynamic assessments demonstrated in healthy volunteers to impaired populations and potentially to establish statistically significant and clinically relevant evidence of pharmacodynamic effects. These trials may then form the basis for larger clinical trials designed to demonstrate proof of concept in which improvements may be seen in the consequences of disease over time.
     In April 2010, we initiated dosing in a Phase IIa evidence of effect clinical trial of CK-2017357 in patients with ALS. This clinical trial is a double-blind, randomized, placebo-controlled, three-period crossover, pharmacokinetic and pharmacodynamic study of CK-2017357 in male and female patients with ALS. At least 36 and up to 72 patients may be enrolled in this trial. In each dosing period, patients will receive a single oral dose of placebo or 250 mg or 500 mg of CK-2017357. Over the course of the three dosing periods, each patient will receive, in random order, each one of these three single doses. A wash-out period of at least 6 days (to a maximum of 10 days) will be employed between the individual doses for each patient. The primary objective of this trial is to evaluate the pharmacodynamic effects of single doses of CK-2017357 on measures of skeletal muscle function or fatigability in patients with ALS. Multiple pharmacodynamic assessments will be made without specifying a single primary pharmacodynamic endpoint. These assessments will include various measures of maximum voluntary muscle strength, development of fatigue at maximum and sub-maximum voluntary muscle contraction, and pulmonary function, measured at baseline, and at 3, 6 and 24 hours post-dosing after each of the two single doses of CK-2017357 and placebo. The secondary objectives of this clinical trial are to evaluate the relationship between the plasma concentration of CK-2017357 and its pharmacodynamic effects, to evaluate the safety and tolerability of the two single doses of CK-2017357 administered orally to patients with ALS, and to evaluate the effects of CK-2017357 on patient- and investigator-determined global functional assessments. In July 2010, we conducted an interim review of data from this trial. Results from this review suggested that CK-2017357 appears to be well-tolerated in these patients. To date, no serious adverse events have been reported from this trial. In this review, CK-2017357 exhibited dose-proportional and predictable pharmacokinetics. Based on this review, we have decided to proceed with this trial under the current protocol. We continue to enroll and dose patients in this trial.
     In June 2010, we initiated dosing in a Phase IIa evidence of effect clinical trial of CK-2017357 in patients with symptoms of claudication associated with peripheral artery disease. This clinical trial is a double-blind, randomized, placebo-controlled, three-period crossover, pharmacokinetic and pharmacodynamic study of CK-2017357 in patients with peripheral artery disease and claudication. At least 36 and up to 72 patients may be enrolled in this trial. In each dosing period, patients will receive a single oral dose of placebo or 375 mg or 750 mg of CK-2017357. Over the course of the three dosing periods, each patient will receive, in random order, each one of these three single doses. A wash-out period of at least 6 days (to a maximum of 10 days) will be employed between the individual doses for each patient. The primary objective of this clinical trial is to evaluate the pharmacodynamic effects of single doses of CK-2017357 on measures of skeletal muscle function and fatigability in patients with peripheral artery disease and claudication. Multiple assessments of skeletal muscle function and fatigability will be performed without specifying a single primary pharmacodynamic endpoint. The assessments include the number of contractions, time and work to onset of claudication, and to intolerable claudication pain or to maximum calf muscle fatigue during bilateral heel raises. A six-minute walk test will also be performed during each dosing period. The secondary objectives of this trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects and to evaluate the safety and tolerability of CK-2017357 administered as single oral doses to patients with peripheral artery disease and claudication. We continue to enroll and dose patients in this trial.

     In July 2010, a late-breaking abstract summarizing data from part B of a two-part Phase I clinical trial of CK-2017357 was presented at the International Congress of Neuromuscular Disease. The objective of part B of this trial was to determine the change in the force-frequency profile of the tibialis anterior muscle and its relationship to the CK-2017357 plasma concentration after oral administration of CK-2017357 to healthy male volunteers. The authors concluded that CK-2017357 significantly increased the mean placebo-corrected normalized peak force produced in response to electrical stimulation of the muscle in a dose-, concentration-, and frequency-dependent manner. CK-2017357 was generally well-tolerated in part B of this trial; all adverse events were mild except for one incidence of pharyngitis (inflammation of the throat) of moderate severity, and no serious adverse events were reported. The authors concluded that the mechanism of action of CK-2017357, as described in pre-clinical models, can be translated into statistically significant and potentially clinically important increases in skeletal muscle performance in healthy volunteers.
     In July 2010, we announced we had been awarded a grant in the amount of $2.9 million by the National Institute of Neurological Disorders and Stroke, which is intended to support research and development of CK-2017357 for the potential treatment of myasthenia gravis. The grant was awarded under the American Recovery and Reinvestment Act of 2009.
     We also anticipate continuing non-clinical development studies of the back-up potential drug candidate in our skeletal muscle contractility program throughout 2010.
     CK-2017357 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $14.6 million and $5.7 million in the six months ended June 30, 2010 and 2009, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357, its back-up compound or other compounds from this program into and through development.
Smooth Muscle Contractility
     Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstriction and may have application for indications such as asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have demonstrated pharmacological activity in preclinical models of vascular constriction. Smooth muscle myosin inhibitors administered orally may have application in systemic hypertension. In May 2010, a poster summarizing non-clinical data regarding our smooth muscle contractility program was presented at the American Thoracic Society’s 2010 International Conference. We anticipate continuing non-clinical development studies of our smooth muscle myosin inhibitors throughout 2010.
     Our smooth muscle myosin inhibitors are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $1.1 million and $3.1 million in the six months ended June 30, 2010 and 2009, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development.
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
SB-743921
     We have completed patient treatment in the Phase I portion of our Phase I/II clinical trial of SB-743921 in patients with Hodgkin or non-Hodgkin lymphoma and have closed this trial. As a result of the expiration of GSK’s option relating to SB-743921, we have retained all development and commercialization rights to SB-743921, subject to certain royalty obligations to GSK. We are evaluating strategic alternatives for the future development and commercialization of SB-743921 with third parties.
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
     Each of ispinesib, SB-743921 and GSK-923295 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently are responsible for all research and development costs associated with ispinesib and SB-743921. Following GSK’s completion of its Phase I clinical trial of GSK-923295, we will be responsible for any further research and development costs associated with GSK-923295. We recorded research and development expenses for activities relating to our mitotic kinesins inhibitors program of approximately $0.7 million and $2.4 million in the six months ended June 30, 2010 and 2009, respectively. We received and recognized as revenue reimbursements from GSK of patent expenses related to our mitotic kinesin inhibitors program of zero and $26,000 for the six months ended June 30, 2010 and 2009, respectively. We have completed the Phase I portion of each of the Phase I/II clinical trials for ispinesib and SB-743921. GSK is completing the current Phase I clinical trial of GSK-923295. We do not currently intend to conduct any further development of these drug candidates ourselves. We are evaluating strategic alternatives to continue the development of ispinesib, SB-743921 and GSK-923295 with third parties. We may not be able to enter into an agreement regarding such an alternative on acceptable terms, if at all.
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
Research and Development
     We incur research and development expenses associated with both partnered and unpartnered research activities. We expect to incur research and development expenses for omecamtiv mecarbil for the potential treatment of heart failure in accordance with agreed upon research and development plans with Amgen. We expect to incur research and development expenses for the conduct of preclinical studies and non-clinical and clinical development for CK-2017357 and other skeletal sarcomere activators for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. We expect to incur research and development expenses for the conduct of non-clinical development of our smooth muscle myosin inhibitor compounds, which may be useful for the potential treatment of diseases and medical conditions associated with bronchoconstriction, vascular constriction, or both, and our research programs in other disease areas.
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
     Research and development expenses related to any development and commercialization activities we elect to fund consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and manufacturing, facilities costs and depreciation of equipment. From our inception through June 30, 2010, we incurred costs of approximately $136.0 million for research and development activities relating to our cardiac muscle contractility program, $50.5 million for our skeletal muscle contractility program, $27.5 million for our smooth muscle contractility program, $71.6 million for our mitotic kinesin inhibitors program, $53.7 million for our proprietary technologies and $57.3 million for other research programs.
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
Stock Compensation
     The following table summarizes stock-based compensation related to stock options, restricted stock awards and employee stock purchases for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Research and development	$483	$575	$972	$1,187
General and administrative	530	649	1,034	1,286

Stock-based compensation included in operating expenses	$1,013	$1,224	$2,006	$2,473

     As of June 30, 2010, there was $6.7 million of total unrecognized compensation cost related to non-vested stock options granted under our stock option plans. We expect to recognize that cost over a weighted-average period of 2.6 years. The total unrecognized compensation expense related to restricted stock awards as of June 30, 2010 was $0.1 million and is expected to be recognized over a weighted-average period of 0.2 years.

Income Taxes
     We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the three or six months ended June 30, 2010 and 2009 because we expected a net taxable loss for the full year in each of those periods.
     Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on our net deferred tax assets as of June 30, 2010 and December 31, 2009. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
Results of Operations
Revenues
     We recorded total revenues of $0.5 million and $71.9 million for the second quarter of 2010 and 2009, respectively, and $1.1 million and $75.0 million for the first half of 2010 and 2009, respectively. The decrease in both periods of 2010 compared to 2009 was primarily due to the recognition in 2009 of license revenue related to our strategic alliance with Amgen.
     Research and development revenues from related parties refer to research and development revenues from our strategic alliance with Amgen and, through 2009, our strategic alliance with GSK. Research and development revenues from Amgen were $0.5 million and $0.6 million in the second quarter of 2010 and 2009, respectively. Research and development revenues from Amgen for the second quarter of 2010 consisted of $0.3 million for reimbursements of FTE expenses and $0.2 million for reimbursements of other research and development expenses. Research and development revenues from Amgen of $0.6 million for the second quarter of 2009 consisted of reimbursement for FTE costs, out of pocket expenses and clinical trial material. For the first half of 2010, research and development revenues from Amgen consisted of $0.7 million for reimbursements of FTE expenses and $0.4 million for reimbursements of other research and development expenses. For the first half of 2009, research and development revenues from Amgen consisted of $0.6 million for reimbursements for FTE costs, out of pocket expenses and clinical trial material. The FTE reimbursements from Amgen are at negotiated rates that approximate our costs, and which we believe approximate fair value.
     License revenues from related parties refer to license revenues from our strategic alliance with Amgen. License revenues were zero and $71.3 million for the second quarter of 2010 and 2009, respectively and zero and $74.4 million for the first half of 2010 and 2009, respectively. License revenues for second quarter of 2009 consisted of the May 2009 $50.0 million option exercise fee received from Amgen and the recognition deferred license revenue of $21.3 million related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen. License revenues for first half of 2009 consisted of the $50.0 million option exercise fee received from Amgen and the recognition of deferred license revenue of $24.4 million related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen.
     The deferred revenue balance related to Amgen was zero at June 30, 2010 and $0.8 million at December 31, 2009. The December 31, 2009 deferred revenue balance consisted of Amgen’s prepayment of FTE reimbursements.
Research and Development Expenses
     Research and development expenses were $10.2 million in each of the second quarters of 2010 and 2009. The research and development expenses for the second quarter of 2010, when compared to the same period in 2009, reflected increases of $1.0 million in clinical and preclinical outsourcing costs related to our muscle contractility clinical trial programs and $0.3 million in laboratory expenses, which were offset by a decrease of $1.2 million in personnel expenses. The $1.2 million decrease in personnel expenses in the second quarter of 2010, compared to the second quarter of 2009, was primarily due to lower employee bonus expense of $0.9 million attributable to the 2009 employee special bonus, which was accrued in the second quarter of 2009. The $0.9 million decrease in research and development expense in first half of 2010, compared to the same period in 2009, was primarily due to a decrease of $1.4 million in personnel expenses, partially offset by increases of $0.4 million for laboratory and facility related costs and $0.2 million in clinical and preclinical outsourcing costs related to our muscle contractility and mitotic kinesin inhibitors clinical trial programs. The decrease of $1.4 million in personnel expenses in the first half of 2010 compared to the first half of 2009 was primarily due to lower employee bonus expense of $1.0 million, largely attributable to the 2009 employee special bonus.
     From a program perspective, the increase in spending of $5.0 million for our skeletal muscle contractility program in the second quarter of 2010, compared to the second quarter of 2009, was offset by decreased spending of $2.8 million for our cardiac muscle contractility program, $0.9 million for our smooth muscle contractility program, $1.0 million for our mitotic kinesin inhibitors program, $0.2 million for our proprietary technologies and $0.1 million for our other research and preclinical programs. The overall decrease in spending for our programs in the first half of 2010, compared to the first half of 2009, was due to decreased spending of $6.1 million for our cardiac muscle contractility program, $2.0 million for our smooth muscle contractility program, $1.7 million for our mitotic kinesin inhibitors program and $0.4 million for our proprietary technologies, partially offset by increases of $8.9 million for our skeletal muscle contractility program and $0.4 million for our other research and preclinical programs.
     Research and development expenses incurred related to the following programs (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Cardiac muscle contractility	$0.7	$3.5	$1.2	$7.3
Skeletal muscle contractility	8.1	3.1	14.6	5.7
Smooth muscle contractility	0.5	1.4	1.1	3.1
Mitotic kinesin inhibitors	0.2	1.2	0.7	2.4
Proprietary technologies	—	0.2	—	0.4
All other research programs	0.7	0.8	1.7	1.3

Total research and development expenses	$10.2	$10.2	$19.3	$20.2

     We recognized research and development expense reimbursements from Amgen of $0.5 million and $0.6 million for the second quarter of 2010 and 2009, respectively, and $1.1 million and $0.6 million for the first half of 2010 and 2009, respectively. These reimbursement were recorded as research and development revenues from related parties.
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
     We expect our research and development expenditures to increase in 2010, compared to 2009, for the following reasons: As part of our strategic alliance with Amgen, we expect to continue to participate in the development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue development of our drug candidate CK-2017357 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. We expect to continue development of our smooth muscle myosin inhibitor compounds, which may be useful for the potential treatment of systemic hypertension and diseases and medical conditions associated with bronchoconstriction. We also expect to continue to incur costs associated with the close-out of each of the clinical trials of our drug candidates ispinesib and SB-743921. We anticipate research and development expenses for 2010 will be in the range of $42.0 million to $46.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $3.6 million are included in our estimate of 2010 research and development expenses.
General and Administrative Expenses
     General and administrative expenses were $3.4 million and $4.1 million in the second quarter of 2010 and 2009, respectively. The decrease in the second quarter of 2010, compared to 2009, was primarily due to a decrease of $0.8 million in employee bonus expense attributable to the 2009 employee special bonus, which was accrued in the second quarter of 2009. General and administrative expenses were $7.2 million and $8.1 million in the first half of 2010 and 2009, respectively. The decrease in the first half of 2010, compared to 2009, was primarily due to a decrease of $0.9 million in employee bonus expense attributable to the 2009 employee special bonus.
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
Interest and Other, Net
     Components of Interest and other, net were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Unrealized gain on auction rate securities (“ARS”)	$1.6	$—	$1.6	$0.7
Unrealized loss on investment put option related to auction rate securities rights (the “ARS Rights”)	(1.6)	—	(1.6)	(0.7)
Warrant expense	—	(1.6)	—	(1.6)
Interest income and other income	0.1	0.1	0.2	0.4
Interest expense and other expense	(0.1)	(0.1)	(0.1)	(0.2)

Interest and other, net	$—	$(1.6)	$0.1	$(1.4)

     Warrant expense of $1.6 million for the three and six months ended June 30, 2009 related to the change in the fair value of the warrant liability recorded in connection with our registered direct equity offering in May 2009.
     Interest income and other income decreased in the first half of 2010, compared to the first half of 2009, due to lower market interest rates earned on our investments, partially offset by higher average invested balances of cash, cash equivalents and investments.
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
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through June 30, 2010, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments (including ARS and the investment put option related to the ARS Rights), excluding restricted cash, totaled $87.6 million at June 30, 2010, down from $114.7 million at December 31, 2009. The decrease of $27.1 million was primarily due to the use of cash to fund operations.
     We have received net proceeds from the sale of equity securities of $345.1 million from August 5, 1997, the date of our inception, through June 30, 2010, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement in 2001, GSK made a $14.0 million equity investment in Cytokinetics. GSK made additional equity investments in Cytokinetics in 2003 and 2004 of $3.0 million and $7.0 million, respectively.
     In 2005, we entered into our first committed equity financing facility with Kingsbridge pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, from time to time under this committed equity financing facility, at our election, Kingsbridge purchased newly-issued shares of our common stock at a price between 90% and 94% of the volume-weighted average price on each trading day during an eight-day, forward-looking pricing period.
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
     In October 2007, we entered into a new committed equity financing facility with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, which include a minimum volume-weighted average price of $2.00 for our common stock, from time to time under this facility, at our election, Kingsbridge is committed to purchase newly-issued shares of our common stock at a price between 90% and 94% of the volume-weighted average price on each trading day during an eight-day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of this arrangement, we issued a warrant to Kingsbridge to purchase 230,000 shares of our common stock at a price of $7.99 per share, which represents a premium over the closing price of our common stock on the date we entered into this facility. This warrant became exercisable beginning six months after the October 2007 issuance date and will remain exercisable for a period of three years thereafter. We may sell a maximum of 9,779,411 shares under this facility (exclusive of the shares underlying the warrant). Under the rules of the NASDAQ Stock Market LLC, this is the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval. This restriction may further limit the amount of proceeds we are able to obtain from this committed equity financing facility. We are not obligated to sell any of the common stock available under this facility and there are no minimum commitments or minimum use penalties. The committed equity financing facility does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. We received gross proceeds from sales of our common stock to Kingsbridge under this facility as follows: 2009 — gross proceeds of $6.9 million from the sale of 3,596,728 shares, before offering costs of $0.1 million; first half of 2010 — gross proceeds of $8.9 million from the sale of 3,085,317 shares. The gross proceeds represent prices equal to 90% of the volume-weighted average price of the Company’s stock on each trading day during the eight-day pricing period prior to each sale date. As of August 4, 2010, 3,097,366 shares remain available to the Company for sale under the 2007 committed equity financing facility.

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
     As of June 30, 2010, we have received $100.2 million in non-equity payments from Amgen and $54.5 million in non-equity payments from GSK.
     Under equipment financing arrangements, we received $23.7 million from August 5, 1997, the date of our inception, through June 30, 2010. Interest earned on investments, excluding non-cash amortization/accretion of purchase premiums/discounts, was $0.8 million in the first half of 2010, and $28.8 million from August 5, 1997, the date of our inception, through June 30, 2010.
     Net cash used in operating activities was $25.4 million in the first half of 2010 and primarily resulted from the net loss of $25.3 million. The balance of deferred revenue decreased to zero as of June 30, 2010, compared to $0.8 million at December 31, 2009. The deferred revenue balance at December 31, 2009 consisted of Amgen’s prepayments of FTE reimbursements. Net cash provided by operating activities in the first half of 2009 was $26.3 million and primarily resulted from net income of $45.3 million, partially offset by a $24.5 million decrease in deferred revenue. Net income in 2009 primarily resulted from the recognition of $74.4 million of license revenue from Amgen, partially offset by cash operating expenses. Deferred revenue decreased during the first half of 2009 because we recognized as revenue the remaining balance of the Amgen deferred revenue when the non-exclusive license period ended in May 2009.
     Net cash provided by investing activities was $20.1 million in the first half of 2010 and primarily consisted of proceeds from the sale of ARS of $10.4 million and from the maturity of investments, net of cash used to purchase investments, of $9.5 million. Restricted cash totaled $1.2 million at June 30, 2010, down from $1.7 million at December 31, 2009, with the decrease due to the contractual semi-annual reduction in the amount of security deposit required by our lender. Net cash used in investing activities in the first half of 2009 was $14.3 million and primarily represented cash used to purchase investments, net of proceeds from the maturity of investments of $14.7 million.
     Net cash used in financing activities was $1.9 million in the first half of 2010 and primarily consisted of repayments of $10.2 million on our loan with UBS Bank USA, partially offset by proceeds of $8.9 million from drawdowns under our 2007 committed equity financing facility with Kingsbridge. Net cash provided by financing activities in the first half of 2009 was $31.2 million and primarily consisted of net proceeds of $12.9 million from our May 2009 registered direct equity offering, proceeds of $12.4 million from our loan with UBS Bank USA, and drawdowns of $6.9 million, net of issuance costs, under our 2007 committed equity financing facility with Kingsbridge.
     Auction Rate Securities (“ARS”). Our short-term investments at June 30, 2010 included (at par value) $7.5 million of ARS. These ARS were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests. With the liquidity issues experienced in global credit and capital markets, these ARS experienced multiple failed auctions beginning in February 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. As a result, the ARS were not liquid.
     In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG issued to us the ARS Rights. As consideration for ARS Rights, we agreed to release UBS AG, UBS Securities LLC and UBS Financial Services, Inc., and/or their affiliates, directors, and officers from any claims directly or indirectly relating to the marketing and sale of the ARS, other than for consequential damages. The ARS Rights provided us the right to receive the par value of our ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest at any time on or after June 30, 2010. Pursuant to the ARS Rights, on June 30, 2010, we exercised our right to require UBS AG to purchase our remaining outstanding ARS of $7.5 million par value. Accordingly, on July 1, 2010, UBS deposited the resulting proceeds of $7.5 million into our money market account.
     The fair values of the ARS as of June 30, 2010 were estimated utilizing a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available. The significant assumptions of this discounted cash flow model are discount margins which were based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items this analysis considered were the collateralization underlying the ARS, the creditworthiness of the counterparty and the timing of expected future cash flows. These ARS were also compared, when possible, to other observable market data with similar characteristics as the securities held by us. The fair value of our ARS as of June 30, 2010 and December 31, 2009 was determined to be $6.7 million and $15.5 million, respectively. Changes in the fair value of the ARS were recognized in current period earnings in Interest and other, net. The fair value of the ARS also decreased in the first half of 2010 due to the sale of $10.4 million of our ARS at par value.
     The ARS Rights represented a firm agreement in accordance with accounting guidance for derivatives and hedging. The guidance defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights resulted in an investment put option, which we recognized as a separate freestanding instrument that was accounted for separately from the ARS. As of June 30, 2010, we recorded $0.8 million as the fair value of the investment put option related to the ARS Rights, classified as short-term assets on the balance sheet. The investment put option related to the ARS Rights did not meet the definition of a derivative instrument. Therefore, we elected to measure the investment put option related to the ARS Rights at fair value, as permitted under accounting guidance for the fair value option for financial assets and liabilities, to mitigate volatility in reported earnings due to its linkage to the ARS. We valued the investment put option related to the ARS Rights using a Black-Scholes option pricing model that included estimates of interest rates, based on data available.
     In connection with the October 2008 settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement, with our ARS held in accounts with UBS Financial Services Inc. as collateral. The loan amount was based on 75% of the fair value as assessed by UBS at the time of the loan, and we drew down the full amount available under the loan agreement. In general, the interest rate under the loan agreement was intended to equal the interest rate we would otherwise receive with respect to our ARS. During the first half of 2010, we paid $56,000 of interest expense associated with the loan and received $140,000 in interest income from the ARS. In accordance with the loan agreement, we applied the net interest received, and proceeds of $10.1 million from the sales of ARS, to the principal of the loan. As of June 30, 2010, we had repaid the loan in full.
     Shelf Registration Statement. In November 2008, we filed a shelf registration statement with the SEC, which was declared effective in November 2008. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $100 million. As of August 4, 2010, $76.2 million remains available to us under this shelf registration statement, assuming all outstanding warrants are exercised in cash. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.
     As of June 30, 2010, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases (1)	$3,063	$4,053	$329	$—	$7,445
Equipment financing line	1,268	489	—	—	1,757

Total	$4,331	$4,542	$329	$—	$9,202

(1)	Our commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.

     In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure as part of our strategic alliance with Amgen. We plan to continue clinical development of our fast skeletal sarcomere activator CK-2017357 for the potential treatment of diseases and conditions related to muscle weakness or wasting and non-clinical development of our back-up potential drug candidate from our skeletal sarcomere activator program. We plan to progress one or more of our smooth muscle myosin inhibitor compounds through non-clinical and clinical development. We expect to incur development expenses for the close-out of our clinical trials for ispinesib and SB-743921. We expect to incur significant research and development expenses as we advance the research and development of our other compounds from our muscle contractility programs through research to candidate selection.
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
     We believe that our existing cash and cash equivalents, short-term investments, interest earned on investments, proceeds from the sale of our ARS, and proceeds already received from our equity financings will be sufficient to meet our projected operating requirements for at least the next 12 months.
     If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates or of other research and development programs. Alternatively, we might raise funds through strategic relationships, public or private financings or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all, or in accordance with our planned timelines. Furthermore, financing obtained through future strategic relationships may require us to forego certain commercialization and other rights to our drug candidates. Similarly, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.
Off-balance Sheet Arrangements
     As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
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
     We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities. We have funded all of our operations and capital expenditures with proceeds from private and public sales of our equity securities, strategic alliances with Amgen, GSK and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, short-term investments, interest earned on investments, proceeds from the sale of our auction rate securities and proceeds already received from our equity financings should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.
     For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than milestone and royalty payments that we may receive under our collaboration and option agreement with Amgen. We may not receive any further funds under that agreement. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent years, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.
     To the extent that we raise additional funds through strategic alliances or licensing and other arrangements with third parties, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds by issuing equity securities, our stockholders will experience additional dilution. To the extent that we raise additional funds through debt financing, the financing may involve covenants that restrict our business activities. In addition, funding from any of these sources, if needed, may not be available to us on favorable terms, or at all, or in accordance with our planned timelines.
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
     All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if these applications are or have been filed with respect to our drug candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. For example, although preclinical testing indicated that ispinesib causes tumor regression in a variety of tumor types, to date, Phase II clinical trials of ispinesib have not shown clinical activity in all of these tumor types. Similarly, for any of our drug candidates, the results from Phase I clinical trials in healthy volunteers and clinical results from Phase I and II trials in patients are not necessarily indicative of the results of larger Phase III clinical trials that are necessary to establish whether the drug candidate is safe and effective for the applicable indication. Likewise, interim results from a clinical trial may not be indicative of the final results from that trial.
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
     We have retained all rights to develop and commercialize CK-2017357, ispinesib, SB-743921 and GSK-923295. We currently do not have a strategic partner for these drug candidates. We are relying on GSK to complete its Phase I clinical trial for GSK-923295. We expect to rely on one or more strategic partners or other arrangements with third parties to advance and develop each of CK-2017357 and other compounds from our skeletal muscle contractility program, ispinesib, SB-743921, GSK-923295 and our smooth muscle myosin inhibitors. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines.
     We rely on Amgen to conduct non-clinical and clinical development for omecamtiv mecarbil for the potential treatment of heart failure. If Amgen elects to terminate its development activities with respect to omecamtiv mecarbil, we currently do not have an alternative strategic partner for this drug candidate.
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
     We have used and intend to continue to use contract research organizations (“CROs”) within and outside of the United States to conduct clinical trials of our drug candidates, such as CK-2017357. We do not have control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves. The activities conducted by our CROs therefore may not be completed on schedule or in a satisfactory manner. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable laws. Our CROs’ failure to carry out development activities on our behalf according to our and the FDA’s or other regulatory agencies’ requirements and in accordance with applicable U.S. and foreign laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited. If we fail to effectively manage the CROs carrying out the development of our drug candidates or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.
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

     If one or more products resulting from our drug candidates is approved for sale by the FDA and we do not have adequate intellectual property protection for those products, competitors could duplicate them for approval and sale in the United States without repeating the extensive testing required of us or our partners to obtain FDA approval. Regardless of any patent protection, under current law, an application for a generic version of a new chemical entity cannot be approved until at least five years after the FDA has approved the original product. When that period expires, or if that period is altered, the FDA could approve a generic version of our product regardless of our patent protection. An applicant for a generic version of our product may only be required to conduct a relatively inexpensive study to show that its product is bioequivalent to our product, and may not have to repeat the lengthy and expensive clinical trials that we or our partners conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection for our products in other countries, competitors may similarly be able to obtain regulatory approval in those countries of generic versions of our products.
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
     Inventions discovered under our current or future strategic alliance agreements may become jointly owned by our strategic partners and us in some cases, and the exclusive property of one of us in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention or whether it is jointly owned, and disputes could arise regarding ownership or use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and clinical investigators generally have contractual rights to publish data arising from their work. Publications by our research collaborators and clinical investigators relating to our research and development programs, either with or without our consent, could benefit our current or potential competitors and may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.
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

     With respect to CK-2017357 and other compounds that may arise from our skeletal muscle contractility program, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia; and Amgen, which is investigating AMG 745, a myostatin inhibitor, for its utility in inhibiting muscle loss associated with a variety of diseases and conditions. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function. We are aware that other companies are developing potential new therapies for amyotrophic lateral sclerosis, such as Knopp Neurosciences, Inc., Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Teva Pharmaceutical Industries Ltd., Isis Pharmaceuticals, Inc. and Sangamo BioSciences, Inc. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of claudication associated with peripheral artery disease, they will compete with currently approved therapies for the treatment of peripheral artery disease. We are also aware that a number of companies are developing potential new treatments for peripheral artery disease or associated symptoms of claudication.
     If approved for marketing by the FDA, depending on the approved clinical indication, our anti-cancer drug candidates ispinesib, SB-743921 and GSK-923295 would compete against existing cancer treatments such as paclitaxel, docetaxel, vincristine, vinorelbine, navelbine, ixabepilone and potentially against other novel anti-cancer drug candidates that are currently in development. These include compounds that are reformulated taxanes, other tubulin binding compounds or epothilones. We are also aware that Merck & Co., Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, AstraZeneca AB, Array Biopharma Inc., ArQule, Inc., Alnylam, Inc. and others are conducting research and development focused on KSP and other mitotic kinesins. In addition, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis, Genentech, Hoffman-La Roche Ltd., Eisai, Inc., Seattle Genetics, Inc. and other pharmaceutical and biopharmaceutical companies are developing other approaches to treating cancer.
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
     The stock market, particularly in recent months and years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	announcements concerning any of the clinical trials for our drug candidates, such as omecamtiv mecarbil for heart failure; CK- 2017357 for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction; and ispinesib, SB-743921 or GSK-923295 for cancer (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points);

•	announcements concerning our strategic alliance with Amgen or future strategic alliances;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel; or

•	volatility in the stock prices of other companies in our industry or in the stock market generally.
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
     As of July 30, 2010, our executive officers, directors and their affiliates beneficially owned or controlled approximately 22.2% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
     In October 2007, we entered into a committed equity financing facility with Kingsbridge. This committed equity financing facility entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. To date, we have received $15.9 million in gross proceeds under this committed equity financing facility. Under this committed equity financing facility, we have sold 6,682,045 shares and may sell up to a maximum total of 9,779,411 shares. This is the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval under the rules of the NASDAQ Stock Market LLC. This limitation may further limit the amount of proceeds we are able to obtain from this committed equity financing facility.
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
     When we choose to sell shares to Kingsbridge under this committed equity financing facility, or issue shares in lieu of a blackout payment, it will have a dilutive effect on our current stockholders’ holdings, and may result in downward pressure on the price of our common stock. The share price for sales of stock to Kingsbridge under this committed equity financing facility is discounted by up to 10% from the volume-weighted average price of our common stock. If we sell stock under this committed equity financing facility when our share price is decreasing, we will need to issue more shares to raise the same amount of cash than if our stock price was higher. Issuances of stock in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

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

Dated: August 4, 2010	CYTOKINETICS, INCORPORATED (Registrant)
/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Exhibit Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

4.1	(2)	Specimen Common Stock Certificate.

4.2	(3)	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.

4.3	(3)	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.

4.4	(4)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.5	(5)	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.

4.6	(5)	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.

10.2		Equity Incentive Plan, as amended.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.