Form 10-Q
period 2010-09-30
CYTOKINETICS INC
filed 2010-11-04
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of October 29, 2010: 65,878,888.

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of September 30, 2010 and December 31, 2009	3
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and the period from August 5, 1997 (date of inception) to September 30, 2010	4
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and the period from August 5, 1997 (date of inception) to September 30, 2010	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3. Defaults Upon Senior Securities	46
Item 4. Reserved	46
Item 5. Other Information	46
Item 6. Exhibits	46
SIGNATURES	47
EXHIBIT INDEX	48
EX-31.1
EX-31.2
EX-32.1

p 2 of 48

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$30,439	$25,561
Short-term investments	46,780	71,266
Investments in auction rate securities	—	15,542
Investment put option related to auction rate securities rights	—	2,358
Related party accounts receivable	262	180
Related party notes receivable	—	9
Prepaid and other current assets	1,777	2,005

Total current assets	79,258	116,921
Property and equipment, net	2,574	3,713
Restricted cash	788	1,674
Other assets	298	291

Total assets	$82,918	$122,599

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,013	$1,683
Accrued liabilities	4,446	5,935
Short-term portion of equipment financing lines	1,028	1,616
Deferred revenue	—	751
Loan with UBS	—	10,201

Total current liabilities	6,487	20,186
Long-term portion of equipment financing lines	309	985

Total liabilities	6,796	21,171

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized: 170,000,000 shares; Issued and outstanding: 64,572,009 shares at September 30, 2010 and 61,275,036 shares at December 31, 2009	65	61
Additional paid-in capital	425,087	412,729
Accumulated other comprehensive income	7	1
Deficit accumulated during the development stage	(349,037)	(311,363)

Total stockholders’ equity	76,122	101,428

Total liabilities and stockholders’ equity	$82,918	$122,599

The accompanying notes are an integral part of these financial statements.

p 3 of 48

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Nine Months Ended		(Date of Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2010	2009	2010	2009	2010
Revenues:
Research and development revenues from related parties	$306	$5,506	$1,390	$6,148	$48,999
Research and development, grant and other revenues	88	—	88	—	3,043
License revenues from related parties	—	—	—	74,367	112,935

Total revenues	394	5,506	1,478	80,515	164,977

Operating expenses:
Research and development	9,547	9,857	28,852	30,018	406,129
General and administrative	3,412	3,878	10,629	12,025	126,792
Restructuring charges (reversals)	—	(21)	—	(23)	2,450

Total operating expenses	12,959	13,714	39,481	42,020	535,371

Operating income (loss)	(12,565)	(8,208)	(38,003)	38,495	(370,394)
Interest and other, net	48	6	153	(1,422)	21,331

Income (loss) before income taxes	(12,517)	(8,202)	(37,850)	37,073	(349,063)
Income tax benefit	(176)	—	(176)	—	(26)

Net income (loss)	$(12,341)	$(8,202)	$(37,674)	$37,073	$(349,037)

Net income (loss) per common share:
Basic	$(0.19)	$(0.14)	$(0.59)	$0.66
Diluted	$(0.19)	$(0.14)	$(0.59)	$0.65
Weighted-average number of shares used in computing net income (loss) per common share:
Basic	64,434	60,502	63,424	56,212
Diluted	64,434	60,502	63,424	56,697
The accompanying notes are an integral part of these financial statements.

p 4 of 48

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Nine Months Ended		(Date of Inception)
	September 30,	September 30,	to September 30,
	2010	2009	2010
Cash flows from operating activities:
Net income (loss)	$(37,674)	$37,073	$(349,037)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,437	1,527	26,903
(Gain) loss on disposal of equipment	(13)	(48)	298
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	—	22	498
Non-cash interest expense	—	—	504
Non-cash forgiveness of loan to officer	9	10	434
Stock-based compensation	3,165	3,734	28,424
Tax benefit from stock-based compensation	20	—	—
Non-cash warrant expense	—	1,585	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	(82)	(4,323)	(613)
Prepaid and other assets	221	(176)	(2,103)
Accounts payable	(585)	97	1,137
Accrued liabilities	(1,486)	(965)	4,313
Related party payables and accrued liabilities	—	10	—
Deferred revenue	(751)	(23,784)	—

Net cash provided by (used in) operating activities	(35,739)	14,762	(287,372)

Cash flows from investing activities:
Purchases of investments	(81,790)	(98,723)	(883,360)
Proceeds from sales and maturities of investments	106,282	34,054	816,645
Proceeds from sales of auction rate securities	17,900	1,875	20,025
Purchases of property and equipment	(406)	(339)	(30,506)
Proceeds from sale of property and equipment	13	74	137
(Increase) decrease in restricted cash	886	1,076	(788)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	30	859

Net cash provided by (used in) investing activities	42,885	(61,953)	(78,134)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	—	12,938	206,871
Proceeds from draw down of committed equity financing facilities, net of issuance costs	8,930	6,850	47,826
Proceeds from other issuances of common stock	287	406	7,281
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	12,441	12,441
Repayment of loan with UBS	(10,201)	(1,971)	(12,441)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	(1,264)	(1,577)	(22,833)
Tax benefit from stock-based compensation	(20)	—	—

Net cash provided by (used in) financing activities	(2,268)	29,087	395,945

Net increase (decrease) in cash and cash equivalents	4,878	(18,104)	30,439
Cash and cash equivalents, beginning of period	25,561	41,819	—

Cash and cash equivalents, end of period	$30,439	$23,715	$30,439

The accompanying notes are an integral part of these financial statements.

p 5 of 48

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
     The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $37.7 million and net cash used in operations of $35.7 million for the nine months ended September 30, 2010, and an accumulated deficit of $349.0 million as of September 30, 2010. Cash, cash equivalents and short-term investments decreased to $77.2 million at September 30, 2010 from $114.7 million at December 31, 2009. The Company anticipates it will continue to have operating losses and net cash outflows in future periods. If sufficient additional capital is not available on terms acceptable to the Company, its liquidity will be impaired.
     The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic relationships, additional sales of equity securities, government grants and debt financings. Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and short-term investments at September 30, 2010 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic relationships, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.
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
     Certain reclassifications have been made to the Condensed Financial Statements for the nine months ended September 30, 2009 in order to conform to the current year presentation.

p 6 of 48

Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss). Comprehensive income (loss) and its components for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net income (loss)	$(12,341)	$(8,202)	$(37,674)	$37,073
Change in unrealized gain on investments	4	27	6	6

Comprehensive income (loss)	$(12,337)	$(8,175)	$(37,668)	$37,079

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. In July 2010, GE Capital approved a reduction in the amount of the Company’s certificate of deposit. The balance of the certificate of deposit, which the Company classifies as restricted cash, was as follows (in thousands):

	September 30,	December 31,
	2010	2009
Certificate of deposit classified as restricted cash	$788	$1,674

Note 2. Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock, warrants, and shares issuable under the Employee Stock Purchase Plan (“ESPP”) by applying the treasury stock method. The following is the calculation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net income (loss)	$(12,341)	$(8,202)	$(37,674)	$37,073

Weighted-average common shares outstanding	64,552	60,829	63,586	56,583
Unvested restricted stock	(118)	(327)	(162)	(371)

Weighted-average shares used in computing net income (loss) per common share — basic	64,434	60,502	63,424	56,212
Dilutive effect of stock options and unvested restricted stock	—	—	—	485

Weighted-average shares used in computing net income (loss) per common share — diluted	64,434	60,502	63,424	56,697

Net income (loss) per common share:
Basic	$(0.19)	$(0.14)	$(0.59)	$0.66
Diluted	$(0.19)	$(0.14)	$(0.59)	$0.65
     The following instruments were excluded from the computation of diluted net income (loss) per common share for the periods presented because their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Options to purchase common stock	8,134	5,002	8,134	6,329
Warrants to purchase common stock	4,027	4,027	4,027	2,205
Shares issuable related to the ESPP	108	75	108	75

Total shares	12,269	9,104	12,269	8,609

p 7 of 48

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Nine Months Ended		(date of inception)
	September 30,	September 30,	to September 30,
	2010	2009	2010
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	18	62	18
Purchases of property and equipment through trade in value of disposed property and equipment	—	10	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Warrants issued in registered direct equity financing	—	—	1,585
Note 4. Related Party Research and Development Arrangements
     Amgen Inc. (“Amgen”). Pursuant to its collaboration and option agreement with Amgen (the “Amgen Agreement”), the Company has recognized research and development revenue from Amgen for reimbursements of its costs of full-time employee equivalents (“FTEs”) supporting the research and development program for omecamtiv mecarbil and related compounds, and for reimbursements of other costs related to that program. In 2009, the Company also recorded revenue from Amgen for the transfer of the Company’s existing inventories of omecamtiv mecarbil and related reference materials to Amgen. These reimbursements were recorded as research and development revenues from related parties. In 2009, the Company recognized license revenue from related parties from Amgen for Amgen’s non-refundable option exercise fee received in June 2009 and the deferred license revenue related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium. Revenue from Amgen was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
FTE reimbursements	$120	$993	$857	$1,462
Reimbursements of other costs	186	494	533	641
Transfer of omecamtiv mecarbil materials	—	4,000	—	4,000

Total research and development revenues from Amgen	306	5,487	1,390	6,103

Nonrefundable option exercise fee	—	—	—	50,000
Deferred license revenue recognized	—	—	—	24,367

Total license revenue from Amgen	—	—	—	74,367

Total revenue from Amgen	$306	$5,487	$1,390	$80,470

     Deferred revenue and related party accounts receivable related to Amgen were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Deferred revenue — Amgen	$—	$751

Related party accounts receivable — Amgen	$258	$175

     GlaxoSmithKline (“GSK”). Pursuant to its collaboration and license agreement with GSK, the Company recognized revenue for patent expense reimbursements from GSK, recorded as research and development revenues from related parties, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Patent expense reimbursements	$—	$19	$—	$45

     There were no related party accounts receivable due from GSK at September 30, 2010 or December 31, 2009.

p 8 of 48

     In December 2009, the Company and GSK agreed to terminate the collaboration, effective February 28, 2010. As a result, all rights for GSK-923295 reverted to the Company at that time, subject to certain royalty obligations to GSK. GSK remains responsible for all activities and costs associated with completing and reporting on the ongoing Phase I clinical trial of GSK-923295.
Note 5. Other Research and Development Arrangements
     In July 2010, the National Institute of Neurological Disorders and Stroke (“NINDS”) awarded to the Company a $2.9 million grant to support research and development of CK-2017357 directed to the potential treatment for myasthenia gravis for a period of up to three years. In August 2010, the Company submitted, and the NINDS approved, a revision to the grant reducing the total grant amount to $2.8 million. Management has determined that the Company is the principal participant in the grant arrangement and, accordingly, the Company records amounts earned under the arrangement as revenue. The Company recognized revenue under this grant arrangement, which it recorded as research and development, grant and other revenues, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Grant revenue from NINDS	$88	$—	$88	$—

Note 6. Cash Equivalents, Investments and Fair Value Measurements
Cash Equivalents and Available for Sale Investments
     The amortized cost and fair value of cash equivalents and available for sale investments at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$20,305	—	—	$20,305

Short-term investments — U.S. Treasury securities	$46,773	$7	$—	$46,780	10/2010-5/2011

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$23,773	—	—	$23,773

Short-term investments — U.S.Treasury securities	$71,265	$1	$—	$71,266	1/2010-6/2010

     The Company’s cash equivalents and short-term investments as of September 30, 2010 December 31, 2009 had no unrealized losses.
     Interest income was as follows (in thousands):

					Period from
					August 5, 1997
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2010	2009	2010	2009	2010
Interest income	$54	$113	$280	$464	$28,355

Investments in Auction Rate Securities and Investment Put Option Related to Auction Rate Securities Rights
     On June 30, 2010, the Company exercised its Series C-2 Auction Rate Securities Rights issued to the Company by UBS AG (the “ARS Rights”), requiring that UBS AG purchase the Company’s remaining outstanding auction rate securities (“ARS”) at par value of $7.5 million. Accordingly, on the settlement date of July 1, 2010, UBS AG deposited the proceeds of $7.5 million into the Company’s money market account. The Company had recorded the ARS Rights as an investment put option, which was extinguished at the time that the ARS Rights were exercised.
     Changes in the fair value of the ARS and the investment put option related to the ARS Rights were recognized in current period earnings in Interest and other, net. The Company recognized unrealized gains in the third quarter of 2010 and 2009 of $0.8 million and

p 9 of 48

$0.4 million, respectively, to reflect the change in the fair value of the ARS. In the first nine months of 2010 and 2009, the Company recognized unrealized gains of $2.4 million and $1.0 million, respectively, to reflect the change in the fair value of the ARS.
     The Company recognized unrealized losses on the investment put option related to the ARS Rights of $0.8 million and $0.4 million in the third quarter of 2010 and 2009, respectively, and unrealized losses of $2.4 million and $1.0 million in the first nine months of 2010 and 2009, respectively.
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
     Financial assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are classified in the tables below in one of the three categories described above (in thousands):

	September 30, 2010
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Money market funds	$20,305	$—	$—	$20,305
U.S. Treasury securities	46,780	—	—	46,780

Total	$67,085	$—	$—	$67,085

Amounts included in:
Cash and cash equivalents	$20,305	$—	$—	$20,305
Short-term investments	46,780	—	—	46,780

Total	$67,085	$—	$—	$67,085

	December 31, 2009
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Money market funds	$23,773	$—	$—	$23,773
U.S. Treasury securities	71,266	—	—	71,266
Investments in ARS	—	—	15,542	15,542
Investment put option related to ARS Rights	—	—	2,358	2,358

Total	$95,039	$—	$17,900	$112,939

Amounts included in:
Cash and cash equivalents	$23,773	$—	$—	$23,773
Short-term investments	71,266	—	—	71,266
Investments in ARS	—	—	15,542	15,542
Investment put option related to ARS Rights	—	—	2,358	2,358

Total	$95,039	$—	$17,900	$112,939

p 10 of 48

     The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. The valuation technique used to measure fair value for Level 3 assets is an income approach, where, in most cases, the expected future cash flows are discounted back to present value for each asset, except with respect to the investment put option related to the ARS Rights, for which the valuation was based on the Black-Scholes option pricing model and approximated the difference in value between the par value and the fair value of the associated ARS.
     At December 31, 2009, the Company held approximately $15.5 million in fair value of ARS classified as short-term investments. The assets underlying the ARS were student loans substantially backed by the federal government. The fair value of these securities as of December 31, 2009 was estimated using a discounted cash flow (“DCF”) model. The Company classified its ARS in the Level 3 category, as some of the inputs used in the DCF model were unobservable. The assumptions used in preparing the DCF model included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data available as of December 31, 2009. The significant assumptions of the DCF model were discount margins that were based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items that this analysis considered were the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing of expected future cash flows. The Company’s ARS were also compared, when possible, to other observable market data for securities with similar characteristics as the ARS.
     As of September 30, 2010, the Company had no remaining financial assets measured at fair value on a recurring basis using significant Level 3 inputs. The following table provides a rollforward of all assets measured at fair value using significant Level 3 inputs for the three and nine months ended September 30, 2010 (in thousands):

		Investment Put Option
	ARS	Related to ARS Rights
Balance as of December 31, 2009	$15,542	$2,358
Unrealized gain on ARS, included in Interest and other, net	19	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and other, net	—	(19)
Sale of ARS	(250)	—

Balance as of March 31, 2010	15,311	2,339
Unrealized gain on ARS, included in Interest and other, net	1,562	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and other, net	—	(1,562)
Sale of ARS	(10,175)	—

Balance as of June 30, 2010	6,698	777
Unrealized gain on ARS, included in Interest and other, net	777	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and other, net	—	(777)
Sale of ARS	(7,475)	—

Balance as of September 30, 2010	$—	$—

     The Company’s equipment financing line debt is not recorded at fair value, but the Company is required to disclose the fair value. The Company determined the fair value of the equipment financing line debt using a DCF model. The major inputs to the model are expected cash flows, which equal the contractual payments, and borrowing rates available to the Company for similar debt as of the applicable balance sheet dates. The fair value and the carrying value of the equipment financing line debt were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Carrying value — equipment financing line	$1,337	$2,601

Fair value — equipment financing line	$1,272	$2,425

p 11 of 48

Note 7. Loan with UBS
     In connection with the settlement with UBS AG relating to the Company’s ARS, in October 2008, the Company entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, the Company borrowed approximately $12.4 million under the loan agreement, with its ARS held in accounts with UBS Financial Services Inc. as collateral. The Company repaid the remaining balance of the loan in full during the second quarter of 2010.
     During the nine months ended September 30, 2010, the Company paid $56,000 of interest expense associated with the loan, received $140,000 in interest income from the ARS, and applied the net interest received and the proceeds of $10.1 million from the sales of the ARS to repay the loan in full. During the three months ended September 30, 2009, the Company paid $41,000 of interest expense associated with the loan, received $33,000 in interest income from the ARS, and applied the net interest received and the proceeds of $1.8 million from the sales of the ARS, to make payments on the loan. During the nine months ended September 30, 2009, the Company paid $122,000 of interest expense associated with the loan, received $218,000 in interest income from the ARS, and applied the net interest received and the proceeds of $1.9 million from the sales of the ARS to make payments on the loan.
Note 8. Stockholders’ Equity
Common Stock
     During the nine months ended September 30, 2010, under the October 2007 committed equity financing facility (the “2007 CEFF”) with Kingsbridge Capital Limited (“Kingsbridge”), the Company sold 3,085,317 shares of its common stock to Kingsbridge and received gross proceeds of $8.9 million, which represents a price per share equal to 90% of the volume-weighted average price of the Company’s stock on each trading day during the eight-day pricing period prior to the sale. As of September 30, 2010, 3,097,366 shares remained available to the Company for sale under the 2007 CEFF.
Stock Option Plans
     Stock option activity for the nine months ended September 30, 2010 under the 2004 Equity Incentive Plan, as amended, and the 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares
	Available for		Weighted
	Grant of		Average Exercise
	Options	Stock Options	Price per Share of
	or Awards	Outstanding	Stock Options
Balance at December 31, 2009	4,098,228	6,984,463	$4.58
Increase in authorized shares	2,300,000	—	—
Options granted	(1,836,437)	1,836,437	$3.05
Options exercised	—	(157,620)	$1.05
Options cancelled	528,899	(528,899)	$3.61
Restricted stock awards forfeited	17,925	—	—

Balance at September 30, 2010	5,108,615	8,134,381	$4.37

     Restricted stock award activity for the nine months ended September 30, 2010 was as follows:

		Weighted Average
		Award Date Fair
	Number of Shares	Value per Share
Unvested restricted stock awards outstanding at December 31, 2009	191,630	$2.37
Awards released	(173,705)	$2.37
Awards forfeited	(17,925)	$2.37

Unvested restricted stock awards outstanding at September 30, 2010	—	—

p 12 of 48

Note 9. Interest and Other, Net
     Components of Interest and other, net were as follows (in thousands):

					Period from
					August 5, 1997
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2010	2009	2010	2009	2010
Unrealized gain on ARS (Note 6)	$777	$352	$2,358	$1,020	$—
Unrealized loss on investment put option related to ARS Rights (Note 6)	(777)	(352)	(2,358)	(1,020)	—
Warrant expense	—	—	—	(1,585)	(1,585)
Interest income and other income	61	112	296	480	28,830
Interest expense and other expense	(13)	(106)	(143)	(317)	(5,914)

Interest and other, net	$48	$6	$153	$(1,422)	$21,331

     Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and included in Interest and other, net. The Company classified its investments in ARS as trading securities in short-term assets as of December 31, 2009 and through June 30, 2010. The Company sold its remaining outstanding ARS on June 30, 2010, and the transaction settled on July 1, 2010.
     The Company elected to measure the investment put option related to the ARS Rights at fair value to mitigate volatility in reported earnings due to its linkage to the ARS. The Company recorded $2.4 million as the fair value of the investment put option related to the ARS Rights as of December 31, 2009, classified as a short-term asset on the balance sheet with a corresponding credit to Interest and other, net. Changes in the fair value of the ARS are also recognized in current period earnings in Interest and other, net. The investment put option related to the ARS rights was extinguished on July 1, 2010, the settlement date of the sale of the remaining ARS.
     Warrant expense for the nine months ended September 30, 2009 and the period from inception to September 30, 2010, related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.
     Interest income and other income primarily consists of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consists of interest expense on borrowings under the Company’s equipment financing lines and, through June 30, 2010, on its loan agreement with UBS Bank USA and UBS Financial Services Inc.
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

p 13 of 48

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
Note 11. Subsequent Events
     In October 2010, the Company sold 1,306,879 shares of its common stock to Kingsbridge under the 2007 CEFF for proceeds of $3.0 million. The gross proceeds represent a price per share equal to 90% of the volume-weighted average price of the Company’s stock on each trading day during the eight-day pricing period prior to the sale date. As of November 4, 2010, up to 1,790,487 shares of the Company’s common stock remain available for sale under the 2007 CEFF.
     In October 2010, the 2007 CEFF was amended to extend the expiration date of the agreement to the first to occur of March 31, 2011 or the purchase by Kingsbridge of the maximum number of shares under the CEFF. All other terms of the 2007 CEFF remain unchanged. Kingsbridge is not obligated to purchase any further shares under the 2007 CEFF unless certain conditions are met, including a minimum volume-weighted average price of $2.00 for the Company’s common stock.
     The Company was recently notified by the Internal Revenue Service that it will receive total cash grants of $0.7 million based on its applications for certain investments in qualified therapeutic discovery projects under Section 48D of the Internal Revenue Code. These grants relate to certain research and development costs incurred in 2009 in connection with the Company’s cardiac, skeletal and smooth muscle contractility programs. The Company expects to receive the grant funds in 2010.
     On November 1, 2010, the Company issued 62,276 shares of common stock pursuant to the ESPP at an average price of $1.68 per share.
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

p 14 of 48

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

p 15 of 48

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
Overview
       We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our current research and development programs relating to the biology of muscle function are directed to small molecule modulators of the contractility of cardiac, skeletal and smooth muscle. We intend to leverage our experience in muscle contractility in order to expand our current pipeline into new therapeutic areas, and expect to continue to be able to identify additional potential drug candidates that may be suitable for clinical development. To date, five drug candidates arising from our research activities have been progressed into clinical development.
       Our drug candidates currently in clinical development include omecamtiv mecarbil for the potential treatment of heart failure and CK-2017357 for the potential treatment of diseases or medical conditions associated with skeletal muscle weakness or wasting. We are conducting non-clinical development of a back-up compound to CK-2017357. We are also conducting non-clinical development of compounds that inhibit smooth muscle contractility. These compounds may be useful as potential treatments for diseases and

p 16 of 48

conditions such as systemic hypertension or bronchoconstriction. We are evaluating strategic alternatives for the further clinical development of the three drug candidates from our discontinued oncology program: ispinesib, SB-743921 and GSK-923295.
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
     In September 2010, Cytokinetics and Amgen announced plans to initiate a Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil in hospitalized patients with acutely decompensated heart failure prior to initiating further clinical trials of oral formulations of omecamtiv mecarbil. We anticipate that, in the first half of 2011, Amgen will initiate a randomized, double-blind, placebo-controlled Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil in hospitalized acute heart failure patients with left ventricular systolic dysfunction. We anticipate that, in 2011, Amgen will initiate an open-label, multiple-dose Phase IIa clinical trial designed to investigate the pharmacokinetics of two formulations of omecamtiv mecarbil administered orally to patients with stable heart failure. We anticipate that, following discussions with regulatory authorities, Amgen will initiate a Phase Ib multi-center, open-label, single-dose, safety and pharmacokinetic clinical study of a modified-release oral formulation of omecamtiv mecarbil in patients with renal dysfunction.
     In September 2010, additional Phase I clinical trial data relating to omecamtiv mecarbil were presented as a poster at the 2010 Heart Failure Society of America Annual Meeting.
     The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $1.5 million and $9.1 million in the nine months ended September 30, 2010 and 2009, respectively. We recognized research and development revenue from Amgen of $1.4 million in the nine months ended September 30, 2010, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expense reimbursements. We recognized research and development revenue from Amgen of $6.1 million in the nine months ended September 30, 2009, consisting of $4.0 million for the transfer of our existing inventories of omecamtiv mecarbil and related reference materials to Amgen and $2.1 million for reimbursements of FTE and other costs reimbursements.

p 17 of 48

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
     During the second quarter of 2010, we initiated two “evidence of effect” clinical trials of CK-2017357. Our evidence of effect clinical trials are intended to translate the mechanism of action of CK-2017357 as demonstrated pharmacodynamically in healthy volunteers to patients with impaired muscle function and potentially to establish statistically significant and clinically relevant evidence of pharmacodynamic effects. These trials may then form the basis for larger clinical trials designed to demonstrate proof of concept in which improvements may be seen in the consequences of disease over time.
     In April 2010, we initiated dosing in a Phase IIa evidence of effect clinical trial of CK-2017357 in patients with ALS. This clinical trial is a double-blind, randomized, placebo-controlled, three-period crossover, pharmacokinetic and pharmacodynamic study of CK-2017357 in male and female patients with ALS. In each dosing period, patients will receive a single oral dose of placebo or 250 mg or 500 mg of CK-2017357. Over the course of the three dosing periods, each patient will receive, in random order, each one of these three single doses. A wash-out period of at least 6 days (to a maximum of 10 days) will be employed between the individual doses for each patient. The primary objective of this trial is to evaluate the pharmacodynamic effects of single doses of CK-2017357 on measures of skeletal muscle function or fatigability in patients with ALS. Multiple pharmacodynamic assessments will be made without specifying a single primary pharmacodynamic endpoint. These assessments will include various measures of maximum voluntary muscle strength, development of fatigue at maximum and sub-maximum voluntary muscle contraction, and pulmonary function, measured at baseline, and at 3, 6 and 24 hours post-dosing after each of the two single doses of CK-2017357 and placebo. The secondary objectives of this clinical trial are to evaluate the relationship between the plasma concentration of CK-2017357 and its pharmacodynamic effects, to evaluate the safety and tolerability of the two single doses of CK-2017357 administered orally to patients with ALS, and to evaluate the effects of CK-2017357 on patient- and investigator-determined global functional assessments. In September, we conducted a second interim review of data from this clinical trial. The data suggested potential pharmacodynamic activity across multiple assessments of patient function and skeletal muscle performance. In addition, this review indicated that single CK-2017357 doses of 250 mg and 500 mg continued to be well-tolerated. Two serious adverse events were reported, one of pancreatic cancer and another of pulmonary embolism, that were judged by the respective investigators not to be related to treatment with CK-2017357. Enrollment of patients in this trial was recently completed.
     In June 2010, we initiated dosing in a Phase IIa evidence of effect clinical trial of CK-2017357 in patients with symptoms of claudication associated with peripheral artery disease. This clinical trial is a double-blind, randomized, placebo-controlled, three-period crossover, pharmacokinetic and pharmacodynamic study of CK-2017357 in patients with peripheral artery disease and claudication. At least 36 and up to 72 patients may be enrolled in this trial. In each dosing period, patients receive, in random order, a single oral dose of placebo or 375 mg or 750 mg of CK-2017357. A wash-out period of at least 6 days (to a maximum of 10 days) is employed between the individual doses for each patient. The primary objective of this clinical trial is to evaluate the pharmacodynamic effects of single doses of CK-2017357 on several measures of skeletal muscle function and fatigability in patients with peripheral artery disease and claudication without specifying a single primary pharmacodynamic endpoint. The assessments include the number of contractions, time, and work to onset of claudication, and to intolerable claudication pain or to maximum calf muscle fatigue during bilateral heel raises. A six-minute walk test is also performed during each dosing period. The secondary objectives of this trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects and to evaluate the safety and tolerability of CK-2017357 administered as single oral doses to patients with peripheral artery disease and claudication. In October 2010, we conducted an interim review of data from this trial that suggested potential pharmacodynamic activity of CK-2017357 to increase skeletal muscle performance in these patients. In addition, this review suggested that single oral doses of CK-2017357 were generally well-tolerated by most patients in this trial. However,

p 18 of 48

serious adverse events were reported by two patients: dizziness and mental confusion in one and dizziness and dyskinesia (or abnormal movements) in the other. Both patients required inpatient observation until their symptoms resolved. These events were not life-threatening and appeared to resolve spontaneously and completely without any additional treatment. Following these observations, the protocol has been amended to lower the 750 mg dose to 500 mg.
     In the third quarter of 2010, we were awarded a grant in the amount of $2.8 million by the National Institute of Neurological Disorders and Stroke, which is intended to support research and development of CK-2017357 for the potential treatment of myasthenia gravis for three years. The grant was awarded under the American Recovery and Reinvestment Act of 2009. In the third quarter of 2010, we recognized revenue of $0.1 million under this grant arrangement, which we recorded as research and development, grant and other revenues.
     In July 2010, a poster relating to a Phase I clinical trial of CK-2017357 was presented at the XII International Congress on Neuromuscular Diseases.
     Two abstracts relating to CK-2017357 were presented at the 2010 Annual Aging Muscle Symposium held September 30 — October 1, 2010.
     We also anticipate continuing non-clinical development studies of the back-up potential drug candidate in our skeletal muscle contractility program throughout 2010.
     CK-2017357 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $22.3 million and $10.6 million in the nine months ended September 30, 2010 and 2009, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357, its back-up compound or other compounds from this program into and through development.
Smooth Muscle Contractility
     Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors which may be useful as potential treatments for diseases and conditions associated with excessive smooth muscle contraction, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstriction and may have application for indications such as asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have demonstrated pharmacological activity in preclinical models of vascular constriction. Smooth muscle myosin inhibitors administered orally may have application in systemic hypertension. We anticipate continuing non-clinical development studies of our smooth muscle myosin inhibitors throughout 2010.
     Our smooth muscle myosin inhibitors are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $1.5 million and $4.3 million in the nine months ended September 30, 2010 and 2009, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development.
Oncology Program: Mitotic Kinesin Inhibitors
     We currently have three drug candidates for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. All of these arose from our earlier research activities directed to the role of the cytoskeleton in cell division and were progressed under our strategic alliance with GlaxoSmithKline (“GSK”). Under this strategic alliance, we focused primarily on two mitotic kinesins: kinesin spindle protein (“KSP”) and centromere-associated protein E (“CENP-E”). Inhibition of KSP or CENP-E interrupts cancer cell division, causing cell death. Ispinesib and SB-743921 are structurally distinct small molecules that specifically inhibit KSP. GSK-923295 specifically inhibits CENP-E.
     In November 2006, we amended our strategic alliance with GSK and assumed responsibility, at our expense, for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins,

p 19 of 48

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
     Each of ispinesib, SB-743921 and GSK-923295 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently are responsible for all research and development costs associated with ispinesib and SB-743921. Following GSK’s completion of its Phase I clinical trial of GSK-923295, we will be responsible for any further research and development costs associated with GSK-923295. We recorded research and development expenses for activities relating to our mitotic kinesins inhibitors program of approximately $0.9 million and $3.2 million in the nine months ended September 30, 2010 and 2009, respectively. We received and recognized as revenue reimbursements from GSK patent expenses related to our mitotic kinesin inhibitors program of zero and $45,000 for the nine months ended September 30, 2010 and 2009, respectively. We have completed the Phase I portion of each of the Phase I/II clinical trials for ispinesib and SB-743921. GSK is completing the current Phase I clinical trial of GSK-923295. We do not currently intend to conduct any further development of these drug candidates ourselves. We are evaluating strategic alternatives to continue the development of ispinesib, SB-743921 and GSK-923295 with third parties. We may not be able to enter into an agreement regarding such an alternative on acceptable terms, if at all.
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

p 20 of 48

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
Results of Operations
Revenues
     We recorded total revenues of $0.4 million and $5.5 million for the third quarter of 2010 and 2009, respectively, and $1.5 million and $80.5 million for the first nine months of 2010 and 2009, respectively. The decrease in the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the recognition in 2009 of license revenue related to our strategic alliance with Amgen.
     Research and development revenues from related parties refer to research and development revenues from our strategic alliance with Amgen and, through 2009, our strategic alliance with GSK. Research and development revenues from Amgen were $0.3 million and $5.5 million in the third quarter of 2010 and 2009, respectively. Research and development revenues from Amgen for the third quarter of 2010 consisted of $0.1 million for reimbursements of FTE expenses and $0.2 million for reimbursements of other research and development expenses. Research and development revenues from Amgen of $5.5 million for the third quarter of 2009 consisted of reimbursements of $4.0 million for clinical trial material, $1.0 million for FTE costs and $0.5 million for other out of pocket expenses. For the first nine months of 2010, research and development revenues from Amgen consisted of reimbursements of $0.9 million for FTE expenses and $0.5 million for other research and development expenses. For the first nine months of 2009, research and development revenues from Amgen consisted of reimbursements of $4.0 million for clinical trial material, $1.5 million for reimbursements for FTE costs and $0.6 million for other out of pocket expenses. The FTE reimbursements from Amgen are at negotiated rates that approximate our costs, and which we believe approximate fair value.
     In July 2010, the National Institute of Neurological Disorders and Strokes awarded us a grant to support research and development of CK-2017357 directed to the potential treatment for myasthenia gravis for a period of up to three years. In the third quarter of 2010, we recognized grant revenue of $0.1 million under this grant arrangement.
     License revenues from related parties refer to license revenues from our strategic alliance with Amgen. There were no license revenues in the third quarter of 2010 or 2009. License revenues for the first nine months of 2010 and 2009 were zero and $74.4 million, respectively. License revenues for the first nine months of 2009 consisted of the May 2009 $50.0 million option exercise fee received from Amgen and the recognition of deferred license revenues of $24.4 million related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen.

p 21 of 48

     The deferred revenue balance related to Amgen was zero at September 30, 2010 and $0.8 million at December 31, 2009. The December 31, 2009 deferred revenue balance consisted of Amgen’s prepayment of FTE reimbursements.
Research and Development Expenses
     Research and development expenses were $9.5 million and $9.9 million in the third quarter of 2010 and 2009, respectively. The decrease in research and development expenses in the third quarter of 2010 compared to the same period in 2009 was primarily due to decreases of $0.4 million in laboratory expenses and $0.4 million in personnel expenses, partially offset by an increase of $0.5 million in clinical and preclinical outsourcing costs related to our muscle contractility clinical trial programs.
     Research and development expenses were $28.9 million and $30.0 million in the first nine months of 2010 and 2009, respectively. The $1.1 million decrease in research and development expense in first nine months of 2010, compared to the same period in 2009, was primarily due to a decrease of $1.8 million in personnel expenses, partially offset by an increase of $0.7 million for clinical and preclinical outsourcing costs related to our muscle contractility clinical trial program. The decrease of $1.8 million in personnel expenses in the first nine months of 2010 was primarily due to lower employee bonus expense of $1.2 million, largely attributable to the 2009 employee special bonus, which was recorded in 2009.
     From a program perspective, the $0.4 million decrease in spending in the third quarter of 2010 compared to the third quarter of 2009 was due to decreases of $1.6 million for our cardiac muscle contractility program, $0.9 million for our smooth muscle contractility program and $0.8 million for our mitotic kinesin inhibitors program, partially offset by increased spending of $2.9 million for our skeletal muscle contractility program. For the first nine months of 2010 compared to the first nine months of 2009, the $1.1 million decrease in spending was primarily due to decreases of $7.6 million for our cardiac muscle contractility program, $2.8 million for our smooth muscle contractility program and $2.3 million for our mitotic kinesin inhibitors program, partially offset by an increase of $11.7 million for our skeletal muscle contractility program.
     Research and development expenses incurred related to the following programs (in millions):

					Period from
					August 5, 1997
	Three Months Ended		Nine Months Ended		(date of inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2010	2009	2010	2009	2010
Cardiac muscle contractility	$0.2	$1.8	$1.5	$9.1	$136.2
Skeletal muscle contractility	7.8	4.9	22.3	10.6	58.3
Smooth muscle contractility	0.3	1.2	1.5	4.3	27.8
Mitotic kinesin inhibitors	0.1	0.9	0.9	3.2	71.7
Proprietary technologies	—	0.4	—	0.9	53.7
All other research programs	1.1	0.7	2.7	1.9	58.4

Total research and development expenses	$9.5	$9.9	$28.9	$30.0	$406.1

     We recognized research and development expense reimbursements from Amgen of $0.3 million and $5.5 million in the third quarter of 2010 and 2009, respectively, and $1.4 million and $6.1 million for the first nine months of 2010 and 2009, respectively. These reimbursements were recorded as research and development revenues from related parties.
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
     We expect our full year 2010 research and development expenditures to remain at approximately the same level as 2009. As part of our strategic alliance with Amgen, we expect to continue to participate in the development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue development of our drug candidate CK-2017357 for the potential treatment of diseases and medical conditions associated with skeletal muscle weakness or wasting. We expect to continue development of our smooth muscle myosin inhibitor compounds, which may be useful for the potential treatment of systemic hypertension and diseases and medical conditions associated with bronchoconstriction. We anticipate that research and development

p 22 of 48

expenses for 2010 will be in the range of $39.0 million to $42.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $3.6 million are included in our estimate of 2010 research and development expenses.
General and Administrative Expenses
     General and administrative expenses were $3.4 million and $3.9 million in the third quarter of 2010 and 2009, respectively. The decrease in the third quarter of 2010, compared to the same period in 2009, was primarily due to a decreases of $0.2 million in personnel expenses and $0.2 million in outside services. General and administrative expenses were $10.6 million and $12.0 million in the first nine months of 2010 and 2009, respectively. The decrease in the first nine months of 2010, compared to the same period in 2009, was primarily due to a decrease of $1.0 million in employee bonus expense attributable to the 2009 employee special bonus, which was recorded in 2009.
     We expect that general and administrative expenses for the full year 2010 will be at approximately the same level as 2009. For the year ending December 31, 2010, we anticipate general and administrative expenses will be in the range of $14.0 million to $15.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.5 million are included in our estimate of 2010 general and administrative expenses.
Interest and Other, Net
     Components of Interest and other, net were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Unrealized gain on auction rate securities (“ARS”)	$0.8	$0.4	$2.4	$1.0
Unrealized loss on investment put option related to ARS rights	(0.8)	(0.4)	(2.4)	(1.0)
Warrant expense	—	—	—	(1.6)
Interest income and other income	0.1	0.1	0.3	0.5
Interest expense and other expense	(0.1)	(0.1)	(0.1)	(0.3)

Interest and other, net	$—	$—	$0.2	$(1.4)

     Warrant expense of $1.6 million for the first nine months of 2009 related to the change in the fair value of the warrant liability recorded in connection with our registered direct equity offering in May 2009.
     Interest income and other income decreased in the first nine months of 2010, compared to the first nine months of 2009, due to lower average effective interest rates, partially offset by higher average invested balances.
     Interest expense and other expense primarily consisted of interest expense on our equipment financing debt and, through the second quarter of 2010, our loan with UBS Bank USA.
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
Recent Accounting Pronouncements
     See Note 10, “Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

p 23 of 48

Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through September 30, 2010, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $77.2 million at September 30, 2010, down from $114.7 million at December 31, 2009. The decrease of $37.5 million was primarily due to the use of cash to fund operations.
     Net cash used in operating activities was $35.7 million in the first nine months of 2010 and primarily resulted from the net loss of $37.7 million. Net cash provided by operating activities in the first nine months of 2009 was $14.8 million and primarily resulted from net income of $37.1 million, partially offset by a $23.8 million decrease in deferred revenue. Net income in 2009 primarily resulted from the recognition of $74.4 million of license revenue from Amgen, partially offset by cash operating expenses. Deferred revenue decreased during the first nine months of 2009 because we recognized as revenue the remaining balance of the Amgen deferred license revenue when the non-exclusive license period ended in May 2009.
     Net cash provided by investing activities was $42.9 million in the first nine months of 2010 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $24.5 million and proceeds of $17.9 million from the sale of ARS. Net cash used in investing activities in the first nine months of 2009 was $62.0 million and primarily represented cash used to purchase investments, net of proceeds from the maturity of investments, of $64.7 million, partially offset by proceeds from the sale of ARS of $1.9 million.
     Net cash used in financing activities was $2.3 million in the first nine months of 2010 and primarily consisted of repayments of $10.2 million on our loan with UBS Bank USA granted to us in connection with the Series C-2 Auction Rate Securities Rights issued to us by UBS AG (the “ARS Rights”), partially offset by proceeds of $8.9 million from the sale of 3,085,317 shares of our common stock to Kingsbridge under our 2007 committed equity financing facility. Net cash provided by financing activities in the first nine months of 2009 was $29.1 million and primarily consisted of net proceeds of $12.9 million from our May 2009 registered direct equity offering, proceeds of $12.4 million from our loan with UBS Bank USA, and drawdowns of $6.8 million, net of issuance costs, under our 2007 committed equity financing facility with Kingsbridge.
     In October 2010, we sold 1,306,879 shares of our common stock to Kingsbridge under the 2007 committed equity financing facility and received proceeds of $3.0 million. The gross proceeds represent a price per share equal to 90% of the volume-weighted average price of our stock on each trading day during the eight-day pricing period prior to the sale date. In October 2010, the 2007 committed equity financing facility was amended to extend the expiration date of the agreement to the first to occur of March 31, 2011 or the purchase by Kingsbridge of the maximum number of shares under the committed equity financing facility. All other terms of the 2007 committed equity financing facility remain unchanged. Kingsbridge is not obligated to purchase any further shares under the 2007 committed equity financing facility unless certain conditions are met, including a minimum volume-weighted average price of $2.00 for our common stock. As of November 4, 2010, up to 1,790,487 shares our common stock remain available for sale under the 2007 committed equity financing facility.
     We are eligible to request up to $2.7 million in future grant payments from the National Institute of Neurological Disorders and Stroke, provided we incur eligible research and development costs for CK-2017357 directed to the potential treatment for myasthenia gravis for three years.
     On November 1, 2010, we were notified by the Internal Revenue Service that we will receive total cash grants of $0.7 million based on our applications for certain investments in qualified therapeutic discovery projects under Section 48D of the Internal Revenue Code. These grants relate to certain research and development costs incurred in 2009 in connection with our cardiac, skeletal and smooth muscle contractility programs. We expect to receive the grant funds in 2010.
     Auction Rate Securities, Investment Put Option and Loan with UBS. On June 30, 2010, we exercised our ARS Rights, requiring that UBS AG purchase our remaining outstanding ARS at par value of $7.5 million. Accordingly, on the settlement date of July 1, 2010, UBS AG deposited the proceeds of $7.5 million into our money market account. The investment put option related to the ARS Rights was extinguished at that time.
     In connection with the October 2008 settlement with UBS AG relating to the ARS, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement,

p 24 of 48

with our ARS held in accounts with UBS Financial Services Inc. as collateral. During the second quarter of 2010, we repaid the remaining balance of the loan in full.
     Shelf Registration Statement. In November 2008, we filed a shelf registration statement with the SEC, which was declared effective in November 2008. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $100 million. As of November 4, 2010, $76.2 million remains available to us under this shelf registration statement, assuming all outstanding warrants are exercised in cash. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.
     As of September 30, 2010, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within	Two to	Four to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases (1)	$2,818	$3,545	$329	$—	$6,692
Equipment financing line	1,028	309	—	—	1,337

Total	$3,846	$3,854	$329	$—	$8,029

(1)	Our commitments under operating leases relate to payments under our two facility leases in South San Francisco, California, which expire in 2011 and 2013.
     In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure as part of our strategic alliance with Amgen. We plan to continue clinical development of our fast skeletal sarcomere activator CK-2017357 for the potential treatment of diseases and conditions related to skeletal muscle weakness or wasting and non-clinical development of our back-up potential drug candidate from our skeletal sarcomere activator program. We plan to progress one or more of our smooth muscle myosin inhibitor compounds through non-clinical and clinical development. We expect to incur development expenses for the close-out of our clinical trials for ispinesib and SB-743921. We expect to incur significant research and development expenses as we advance the research and development of our other compounds from our muscle contractility programs through research to candidate selection.
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

p 25 of 48

•	the expansion and advancement of our research programs;

•	the hiring of additional employees and consultants;

•	the expansion of our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.
     We believe that our existing cash and cash equivalents, short-term investments and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 12 months.
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
Off-balance Sheet Arrangements
     As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk has changed since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009. We sold our remaining ARS on June 30, 2010, and the transaction settled on July 1, 2010. We repaid the remaining outstanding balance of our loan with UBS in June 2010. There have been no other material changes to our market risk exposure subsequent to the disclosures in the Form 10-K for the year ended December 31, 2009.
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

p 26 of 48

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
     We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities. We have funded all of our operations and capital expenditures with proceeds from private and public sales of our equity securities, strategic alliances with Amgen, GSK and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.
     For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than reimbursements, milestone and royalty payments that we may receive under our collaboration and option agreement with Amgen. We may not receive any further funds under that agreement. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to

p 27 of 48

the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent years, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.
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
     We do not control the clinical development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the clinical development of omecamtiv mecarbil. For example, Amgen recently informed us that it now plans to initiate a Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil in hospitalized patients with acutely decompensated heart failure prior to initiating further clinical trials of oral formulations of omecamtiv mecarbil, including a planned Phase IIa clinical trial with oral formulations of omecamtiv mecarbil in patients with heart failure. Amgen is responsible for filing future applications with the FDA or other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for omecamtiv mecarbil. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America if we exercise our option to co-fund Phase III development costs of omecamtiv mecarbil under the collaboration. However, we cannot control whether Amgen will devote sufficient attention and resources to the clinical development of omecamtiv mecarbil or will proceed in an expeditious manner, even if we do exercise our option to co-fund the development of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve omecamtiv mecarbil, Amgen may elect not to proceed with the commercialization of the resulting drug in one or more countries.
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

p 28 of 48

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
     Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. In clinical trials we or our partners will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and they may never be. In addition, for each of our current preclinical compounds, we or our partners must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to submit an investigational new drug application (IND) to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. Furthermore, we or our partners may need to submit separate INDs (or foreign equivalent) to different divisions within the FDA (or foreign regulatory authorities) in order to pursue clinical trials in different therapeutic areas. Each new IND (or foreign equivalent) must be reviewed by the new division before the clinical trial under its jurisdiction can proceed, entailing all the risks of delay inherent to regulatory review. If our or our partners current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.
     All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if the results of preclinical studies for a drug candidate are sufficient to support such a filing, the results of preclinical studies do not necessarily predict the results of clinical trials. As an example, because the physiology of animal species used in preclinical studies may vary substantially from other animal species and from humans, it may be difficult to assess with certainty whether a finding from a study in a particular animal species will result in similar findings in other animal species or in humans. For any of our drug candidates, the results from Phase I clinical trials in healthy volunteers and clinical results from Phase I and II trials in patients are not necessarily indicative of the results of larger Phase III clinical trials that are necessary to establish whether the drug candidate is safe and effective for the applicable indication. Likewise, interim results from a clinical trial may not be indicative of the final results from that trial.
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

p 29 of 48

ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.
     Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects observed in preclinical studies for some compounds in a particular research and development program may also occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient itself or from impurities or degradants that are present in the active pharmaceutical ingredient or could form over time in the formulated drug candidate or the active pharmaceutical ingredient. These toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to our drug candidates or potential drug candidates or cause us or our partners to modify, suspend or terminate clinical trials with respect to any drug candidate at any time during the development program. The FDA, other regulatory authorities, our partners or we may modify, suspend or terminate clinical trials with our drug candidates at any time. If these or other adverse effects are severe or frequent enough to outweigh the potential efficacy of a drug candidate, the FDA or other regulatory authorities could deny approval of that drug candidate for any or all targeted indications. Even if one or more of our drug candidates were approved for sale as drugs, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of those drugs. Indications of potential adverse effects or toxicities which do not seem significant during the course of clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug is used in large populations or for extended periods of time.
     We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in clinical trials of omecamtiv mecarbil, doses that exceeded the maximum-tolerated dose were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction. In Phase IIa clinical trials of CK-2017357, adverse events of dizziness, headache, fatigue, somnolence (sleepiness), euphoric mood, nausea, and asthenia (weakness) appeared to increase in frequency with increasing doses of CK-2017357. In clinical trials of ispinesib, the most commonly observed dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection.
     In addition, clinical trials of omecamtiv mecarbil and CK-2017357 enroll patients who typically suffer from serious diseases which put them at increased risk of death. These patients may die while receiving our drug candidates. In such circumstances, it may not be possible to exclude with certainty a causal relationship to our drug candidate, even though the responsible clinical investigator may view such an event as not study drug-related. For example, in a Phase IIa clinical trial designed to evaluate and compare the oral pharmacokinetics of both modified and immediate release formulations of omecamtiv mecarbil in patients with stable heart failure, a patient died suddenly after receiving the immediate release formulation of omecamtiv mecarbil, without having reported any preceding adverse events. The clinical investigator assessed the patient’s death as not related to omecamtiv mecarbil. However, the event was reported to the appropriate regulatory authorities as possibly related to omecamtiv mecarbil because the immediate cause of the patient’s death could not be determined, and therefore, a relationship to omecamtiv mecarbil could not be excluded definitively.
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
     Clinical trials are subject to rigorous regulatory requirements and are very expensive, difficult and time-consuming to design and implement. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use of the drug candidate and safety concerns. We estimate that the clinical trials of our current drug candidates will each continue for several more years. However, the clinical trials for all or any of these drug candidates may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:
•	delays in obtaining, or inability to obtain, regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners deem necessary for the appropriate and timely development of our drug candidates and commercialization of any resulting drugs;

p 30 of 48

•	delays in identifying and reaching agreement, or inability to identify and reach agreement, on acceptable terms, with prospective clinical trial sites and other entities involved in the conduct of our clinical trials;

•	delays or additional costs in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use, including an appropriate modified release oral formulation for omecamtiv mecarbil;

•	slower than expected rates of patient recruitment and enrollment, including as a result of competition for patients with other clinical trials; limited numbers of patients that meet the enrollment criteria; patients’, investigators’ or trial sites’ reluctance to agree to the requirements of a protocol; or the introduction of alternative therapies or drugs by others;

•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;

•	a regulatory authority may require changes to a protocol for a clinical trial that then may require approval from regulatory agencies in other jurisdictions where the trial is being conducted;

•	an institutional review board (“IRB”) or its foreign equivalent may require changes to a protocol that then require approval from regulatory agencies and other IRBs and their foreign equivalents, or regulatory authorities may require changes to a protocol that then require approval from the IRBs or their foreign equivalents;

•	for clinical trials conducted in foreign countries, the time and resources required to identify, interpret and comply with foreign regulatory requirements or changes in those requirements, and political instability or natural disasters occurring in those countries;

•	lack of effectiveness of our drug candidates during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial materials;

•	uncertain dosing issues;

•	failure by us, our partners, or clinical research organizations, investigators or site personnel engaged by us or our partners to comply with good clinical practices and other applicable laws and regulations;

•	inability or unwillingness of investigators or their staffs to follow clinical protocols;

•	inability to monitor patients adequately during or after treatment;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our drug candidates or their clinical trial endpoints obsolete; and

•	results from non-clinical studies that may adversely impact the timing or further development of our drug candidates.
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

p 31 of 48

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
     Our ability to commercialize drugs that we develop with our partners and that generate royalties from product sales depends on our partners’ abilities to assist us in establishing the safety and efficacy of our drug candidates, obtaining and maintaining regulatory approvals and achieving market acceptance of the drugs once commercialized. Our partners may elect to delay or terminate development of one or more drug candidates, independently develop drugs that could compete with ours or fail to commit sufficient resources to the marketing and distribution of drugs developed through their strategic alliances with us. Our partners may not proceed with the development and commercialization of our drug candidates with the same degree of urgency as we would because of other priorities they face. In addition, new business combinations or changes in a partner’s business strategy may adversely affect its willingness or ability to carry out its obligations under a strategic alliance.
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
     We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates or potential drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing clinical development of omecamtiv mecarbil worldwide, except Japan. We have relied on GSK to conduct these activities for the clinical development of GSK-923295. For CK-2017357 and our other drug candidates and potential drug candidates, we rely (and for omecamtiv mecarbil, ispinesib and SB-743921, we have relied) on a limited

p 32 of 48

number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.
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

p 33 of 48

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

p 34 of 48

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

p 35 of 48

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
     Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck & Co., Inc., Merck GmbH, Eli Lilly and Company, Bristol-Myers Squibb Company and AstraZeneca AB). Further development of these products could be impacted by these patents and result in significant legal fees.
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

p 36 of 48

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
     We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, cancer and other diseases for which our drug candidates may be useful treatments. For example, if omecamtiv mecarbil is approved for marketing by the FDA for heart failure, that drug candidate would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; relaxin, which is being developed by Novartis; and CD-NP, which is being developed by Nile Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.
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

p 37 of 48

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

p 38 of 48

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

p 39 of 48

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
     Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process. Despite the time and efforts exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In addition, the FDA may require that a proposed Risk Evaluation and Mitigation Strategy, also known as a REMS, be submitted as part of an NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:
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
     Any regulatory approvals that we or our partners receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or require potentially costly post-marketing follow-up studies or compliance with a REMS. In addition, if the FDA or foreign regulatory agencies approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, or the discovery that adverse effects or toxicities observed in preclinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug or withdrawal of the drug from the market.
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

p 40 of 48

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
     Even if one or more of our drugs is approved for sale, the commercial success of our drugs in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for our drugs by the medical profession for use by their patients, which is highly uncertain. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, they may not cover or provide adequate payment for our drugs. They may not view our drugs as cost-effective and reimbursement may not be available to consumers or may be insufficient to allow our drugs to be marketed on a competitive basis. If we are unable to obtain adequate coverage and reimbursement for our drugs, our ability to generate revenue will be adversely affected. Likewise, current and future legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs, such as the Patient Protection Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, could result in lower prices or rejection of coverage and reimbursement for our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our drugs would cause our revenue to decline.
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

p 41 of 48

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

p 42 of 48

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

p 43 of 48

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
     As of October 29, 2010, our executive officers, directors and their affiliates beneficially owned or controlled approximately 21.7% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

p 44 of 48

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
     In October 2007, we entered into a committed equity financing facility with Kingsbridge, which we amended in October 2010. This committed equity financing facility entitles us to sell and obligates Kingsbridge to purchase, from time to time through March 31, 2011, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. To date, we have received $18.9 million in gross proceeds under this committed equity financing facility. Under this committed equity financing facility, we have sold 7,988,924 shares and may sell up to a maximum total of 9,779,411 shares. This is the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval under the rules of the NASDAQ Stock Market LLC. This limitation may further limit the amount of proceeds we are able to obtain from this committed equity financing facility.
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

p 45 of 48

higher. Issuances of stock in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
     On November 1, 2010, the Company announced the resignation of Michael Schmertzler from the Company’s Board of Directors, effective immediately. Mr. Schmertzler’s resignation is not the result of any disagreement with the Company. Also on November 1, 2010, the Board of Directors of the Company appointed Santo J. Costa as a new Class III director of the Company.
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

p 46 of 48

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 4, 2010

CYTOKINETICS, INCORPORATED (Registrant)
/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

p 47 of 48

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

p 48 of 48