Form 10-K
period 2010-12-31
CYTOKINETICS INC
filed 2011-03-11
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $118.2 million computed by reference to the last sales price of $2.37 as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2010. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 28, 2011 was 66,910,100 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K
Year Ended December 31, 2011

INDEX

PART I

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2011;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the initiation, design, progress, timing and scope of clinical trials and development activities for our drug candidates and potential drug candidates conducted by ourselves or our partners, such as Amgen, Inc. (“Amgen”), including the anticipated timing for initiation of clinical trials and anticipated dates of data becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical and pre-clinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	our plans to file an investigational new drug application (“IND”) for CK-2066260 with the U.S. Food and Drug Administration (“FDA”);

•	our and our partners’, such as Amgen’s, plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen;

•	our plans to seek strategic alternatives for our mitotic kinesin inhibitor drug candidates with third parties;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the cytoskeleton and our ability to leverage our experience in muscle contractility to other muscle functions;

•	the issuance of shares of our common stock under our committed equity financing facility entered into with Kingsbridge Capital Limited (“Kingsbridge”) in 2007;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations and equipment financing lines;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	Amgen’s decisions with respect to the timing, design and conduct of development activities for omecamtiv mecarbil, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil;

•	our ability to obtain additional financing;

•	our receipt of funds and access to other resources under our current or future strategic alliances;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

•	adverse side effects, including potential drug-drug interactions, or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of preclinical research or non-clinical or clinical development may not be indicative of future clinical trials results);

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and potential drug candidates;

•	the possibility that the FDA or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to enter into partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	the conditions in our 2007 committed equity financing facility with Kingsbridge that must be fulfilled before we can require Kingsbridge to purchase our common stock, including the minimum volume-weighted average share price;

•	our ability to maintain the effectiveness of our registration statement permitting resale of securities to be issued to Kingsbridge by us in connection with our 2007 committed equity financing facility;

•	the availability of funds under our grant from the National Institute of Neurological Disorders and Stroke in future periods;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise; and

•	potential infringement or misuse by us of the intellectual property rights of third parties.

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

CK-2017357 is the lead drug candidate from our skeletal sarcomere activator program. The skeletal muscle sarcomere is the basic unit of skeletal muscle contraction. CK-2017357 is currently the subject of a Phase IIa clinical trials program. We believe CK-2017357 may be useful in treating diseases or medical conditions associated with skeletal muscle weakness or wasting. In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s disease). We are also advancing a second, structurally distinct, fast skeletal muscle sarcomere activator, CK-2066260, in non-clinical studies intended to enable the filing of an IND with the FDA. Both of these compounds selectively activate the fast skeletal muscle troponin complex, which is a set of regulatory proteins that modulates the contractility of the fast skeletal muscle sarcomere.

In our smooth muscle contractility program, we are conducting non-clinical development of compounds that directly inhibit smooth muscle myosin, the motor protein central to the contraction of smooth muscle. These compounds cause the relaxation of contracted smooth muscle, and so may be useful as potential treatments for diseases and conditions associated with excessive smooth muscle contraction, such as bronchoconstriction associated with asthma and chronic obstructive pulmonary disease.

Earlier research activities at the company were directed to the inhibition of mitotic kinesins, a family of cytoskeletal motor proteins involved in the process of cell division, or mitosis. This research produced three drug candidates that have progressed into clinical testing for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. Effective February 2010, our strategic alliance with GlaxoSmithKline (“GSK”) relating to our mitotic kinesin inhibitors terminated by mutual agreement. We are currently evaluating strategic alternatives for these drug candidates with third parties.

Two of our drug candidates directed to muscle contractility have now demonstrated pharmacodynamic activity in patients: omecamtiv mecarbil in patients with heart failure and CK-2017357 in patients with ALS. In 2011, we expect to focus on translating the observed pharmacodynamic activity of these compounds into potentially meaningful clinical benefits for these patients. Our potential drug candidate CK-2066260 has demonstrated pharmacological activity in preclinical models. Following is a summary of the planned clinical and non-clinical development activities for our drug candidates and potential drug candidates directed to muscle contractility:

Potential/Drug	Mechanism of	Mode of	Potential	Planned 2011
Candidate	Action	Administration	Indication(s)	Development Activities
Omecamtiv mecarbil	cardiac muscle myosin activator	intravenous	heart failure	We anticipate that Amgen will initiate a Phase IIb clinical trial in hospitalized acute heart failure patients with left ventricular systolic dysfunction in 1H 2011.

Omecamtiv mecarbil	cardiac muscle myosin activator	oral	heart failure	We and Amgen are discussing the development strategy for oral formulations of omecamtiv mecarbil.

CK-2017357	fast skeletal muscle troponin activator	oral	diseases and conditions associated with muscle weakness or wasting*	We anticipate: • continuing our Phase IIa trial in patients with claudication; data anticipated in 1H 2011.
• continuing our Phase IIa trial in patients with myasthenia gravis; data anticipated by the end of 2011.
• initiating a Phase I drug-drug interaction study in healthy volunteers in 1H 2011.
• initiating a Phase II multi-dose trial in ALS patients mid-year 2011 following availability of data from the riluzole arm from the drug-drug interaction study.

CK-2066260	fast skeletal muscle troponin activator	oral	diseases and conditions associated with muscle weakness or wasting*	We anticipate: • filing an IND by mid-year 2011. • initiating a first-in-humans Phase I clinical trial in healthy volunteers in 2H 2011.

*	e.g., ALS, claudication, sarcopenia, cachexia, myasthenia gravis

During 2011, we intend to continue non-clinical development activities associated with our smooth muscle myosin inhibitors.

All of our drug candidates and potential drug candidates have arisen from our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. We believe that this focus and the resulting knowledge and expertise that we have developed, especially with our proprietary technologies that permit us to evaluate the function of cytoskeletal proteins in high information content biological assays, has allowed us to increase the efficiency of our drug discovery activities. Our research and development activities since our inception in 1997 have produced five drug candidates that have progressed into clinical testing and one potential drug candidate currently in non-clinical development for which we plan to file an IND. Each has a novel mechanism of action compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a robust area for drug discovery. We intend to leverage our experience in muscle contractility in order to expand our current pipeline, and expect to continue to be able to identify additional potential drug candidates that may be suitable for clinical development.

Our Corporate Strategy

Our goal is to discover, develop and commercialize novel drug products that modulate muscle function in ways that may benefit patients with disorders that cause serious diseases or medical conditions, with the intent of establishing a fully integrated biopharmaceutical company. We intend to achieve this by:

•	Focusing on drug discovery and development activities relating to the biology of muscle function. We intend to capitalize on the knowledge and expertise we have acquired in each of our cardiac, skeletal muscle and smooth muscle contractility research and development programs. In these programs, we are investigating potential treatments for diseases or medical conditions where impaired regulation of the contractile function of muscle plays a key role and such diseases or conditions may be amenable to treatment by modulation of muscle contractility, such as heart failure, and medical conditions associated with skeletal muscle weakness or wasting. Many of these diseases and medical conditions affect in particular the growing population of aging patients, a demographic that is the subject of increasing regulatory and reimbursement attention. Accordingly, targeting unmet medical needs in these areas may provide us competitive opportunities.

•	Leveraging our cytoskeletal expertise and proprietary technologies to increase the speed, efficiency and yield of our drug discovery and development processes. We believe that our unique understanding of the cytoskeleton and our proprietary research technologies should enable us to discover and potentially to develop drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs. We expect that we may be able to leverage our expertise in muscle contractility to advance to other muscle functions and similarly may impact serious medical diseases and conditions. This may allow us to develop a diversified pipeline of drug candidates in a cost-effective way while managing risk.

•	Building development and commercialization capabilities directed at concentrated markets. We focus our drug discovery and development activities on disease areas for which there are serious unmet medical needs. In particular, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as hospital specialists, that may be addressed by a smaller, targeted sales force. In this manner, we believe that a company with limited resources may be able to compete effectively against larger, more established companies with greater financial and commercial resources. For these opportunities, we intend to develop clinical development and sales and marketing capabilities with the goal of becoming a fully-integrated biopharmaceutical company.

•	Establishing select strategic alliances to support our drug development programs while preserving significant development and commercialization rights. We believe that such alliances may allow us to obtain financial support and to capitalize on the therapeutic area expertise and resources of our partners that can potentially accelerate the development and commercialization of our drug candidates. Where we deem appropriate, we plan to retain certain rights to participate in the development of drug candidates and commercialization of potential drugs arising from our alliances, so that we can expand and capitalize on our internal development capabilities and build our commercialization capabilities.

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

Small molecules that affect muscle contractility may have several applications for a variety of serious diseases and medical conditions. For example, heart failure is a disease often characterized by impaired cardiac muscle contractility which may be treated by modulating the contractility of cardiac muscle; certain neuromuscular diseases and medical conditions associated with muscle weakness may be amenable to treatment by enhancing the contractility of skeletal muscle; and asthma and chronic obstructive pulmonary disease are diseases in which constriction of the airways may be treated by relaxation of the airway smooth muscle.

Because each muscle type may be relevant to multiple diseases or medical conditions, we believe we can leverage our expertise in each of cardiac, skeletal and smooth muscle contractility to more efficiently discover and develop as potential drugs compounds that modulate the applicable muscle type for multiple indications. In addition, muscle has biological functions other than contractility. Accordingly, our knowledge and expertise could also serve as an entry point to the discovery of novel treatments for disorders involving muscle functions other than muscle contractility, such as metabolism, growth and energetics.

We are currently developing a number of small molecule compounds arising from our muscle contractility programs. Omecamtiv mecarbil, a novel cardiac muscle myosin activator, was studied by Cytokinetics in a series of Phase I and Phase IIa clinical trials for the potential treatment of heart failure. Following the exercise of its option, Amgen is responsible for the clinical development of omecamtiv mecarbil, subject to Cytokinetics’ development and commercialization participation rights.

CK-2017357 is our lead drug candidate from our skeletal muscle contractility program, and has been the subject of two Phase I clinical trials in healthy volunteers. We have initiated three Phase IIa clinical trials of CK-2017357. We have completed one of these trials; the other two are ongoing. We plan to initiate additional clinical trials of CK-2017357. Potential indications for which this drug candidate may be useful include skeletal muscle weakness associated with neuromuscular diseases and other medical conditions characterized by skeletal muscle weakness or wasting. We are also advancing a potential drug candidate from this program, CK-2066260 in non-clinical studies intended to enable the filing of an IND in 2011.

In addition, we are conducting research and non-clinical development of compounds that inhibit smooth muscle myosin for potential use as bronchodilators, vasodilators, or both. We are continuing to conduct discovery, characterization and lead optimization activities for other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

Cardiac Muscle Contractility Program

Overview.  Our cardiac muscle contractility program is focused on the cardiac sarcomere, the basic unit of muscle contraction in the heart. The cardiac sarcomere is a highly ordered cytoskeletal structure composed of cardiac muscle myosin, actin and a set of regulatory proteins. This program is currently directed towards the discovery and development of small molecule cardiac muscle myosin activators with the goal of developing novel drugs to treat acute and chronic heart failure. Cardiac muscle myosin is the cytoskeletal motor protein in the cardiac muscle cell. It is directly responsible for converting chemical energy into the mechanical force, resulting in cardiac muscle contraction. This program is based on the hypothesis that activators of cardiac muscle myosin may address certain adverse properties of existing positive inotropic agents. Current positive inotropic agents, such as beta-adrenergic receptor agonists or inhibitors of phosphodiesterase activity, increase the concentration of intracellular calcium, thereby increasing cardiac sarcomere contractility. The effect on calcium levels, however, also has been linked to potentially life-threatening side effects. In contrast, our novel cardiac muscle myosin activators work by a mechanism that directly stimulates the activity of the cardiac muscle myosin motor protein, without increasing the intracellular calcium concentration. They accelerate the rate-limiting step of the myosin enzymatic cycle and shift it in favor of the force-producing state. Rather than increasing the velocity of cardiac contraction, this mechanism instead lengthens the systolic ejection time, which results in increased cardiac function in a potentially more oxygen-efficient manner.

Background on Heart Failure Market.  Heart failure is a widespread and debilitating syndrome affecting millions of people in the United States. The high and rapidly growing prevalence of heart failure translates into significant hospitalization rates and associated societal costs. About 5.7 million people in the United States have heart failure, resulting in nearly one million hospital discharges with the primary diagnosis of heart failure and approximately 300,000 deaths each year. For people over 65 years of age, heart failure incidences approach 10 per 1000 and approximately 50% of people diagnosed with heart failure will die within 5 years of diagnosis. These numbers are increasing due to the aging of the U.S. population and an increased likelihood of survival following acute myocardial infarctions. The costs to society attributable to the prevalence of heart failure are high, especially as many chronic heart failure patients suffer repeated acute episodes. Despite currently available therapies, readmission rates for heart failure patients remain high. It is estimated that between 13% and 33% of patients initially admitted to the hospital for chronic heart failure will be readmitted within 12 to 15 months of the initial admission. Mortality rates over the five-year period following a diagnosis of heart failure are approximately 60% in men and 45% in women. The high morbidity and mortality in the setting of current therapies points to the need for novel therapeutics that offer further reductions in morbidity and mortality. The annual cost of heart failure to the U.S. health care system is estimated to be $39 billion. A portion of that cost is attributable to drugs used to treat each of chronic and acute heart failure. Approximately 70% of those costs are due to hospitalization, home health and physician care. New drug therapies that could reduce the number of hospitalizations could decrease the cost to the health care system.

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

Omecamtiv Mecarbil (formerly CK-1827452).  Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. We conducted a clinical trials program for omecamtiv mecarbil comprised of multiple Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time (i.e.,the time in which the heart is contracting). However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting.

In September 2010, Cytokinetics and Amgen announced plans to initiate a Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil in hospitalized patients with acutely decompensated heart failure prior to initiating further clinical trials of oral formulations of omecamtiv mecarbil. We anticipate that, in the first half of 2011, Amgen will initiate this trial, which will be conducted by Amgen in collaboration with Cytokinetics. This trial is planned to be an international, multicenter, randomized, double-blind, placebo-controlled study in approximately 600 patients, enrolled sequentially in three ascending-dose cohorts. In each cohort, patients will be randomized to receive omecamtiv mecarbil or placebo. The primary objective of the trial will be to evaluate the effect of 48 hours of intravenous omecamtiv mecarbil compared to placebo on dyspnea (shortness of breath) in patients with left ventricular systolic dysfunction hospitalized for acute heart failure. The secondary objectives will be to assess the safety and tolerability of three dose levels of intravenous omecamtiv mecarbil compared with placebo and to evaluate the effects of 48 hours of treatment with intravenous omecamtiv mecarbil on additional measures of dyspnea, patients’ global assessments, change in N-terminal pro brain-type natriuretic peptide (a biomarker associated with the severity of heart failure) and short-term clinical outcomes in these patients. In addition, the trial will evaluate the relationship between omecamtiv mecarbil plasma concentrations and echocardiographic parameters in patients with acute heart failure.

We and Amgen are discussing the development strategy for oral formulations of omecamtiv mecarbil. We anticipate that these plans may include studies designed to investigate the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil.

Ongoing Research in Cardiac Muscle Contractility.  We have agreed with Amgen upon a research plan focused on joint research activities in 2011 that will be directed to potential next-generation compounds in our cardiac muscle contractility program.

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

Our skeletal sarcomere activators have demonstrated pharmacological activity in preclinical studies that may lead to new therapeutic options for diseases and medical conditions associated with aging, muscle weakness and wasting and neuromuscular dysfunction. The clinical effects of muscle weakness and wasting, fatigue and loss of mobility can range from decreased quality of life to, in some instances, life-threatening complications. By directly improving skeletal muscle function, a small molecule activator of the skeletal sarcomere potentially could enhance functional performance and quality of life in patients suffering from diseases or medical conditions characterized or complicated by muscle weakness or wasting. These may include diseases and medical conditions associated with skeletal muscle weakness or wasting, such as ALS, claudication (which usually refers to cramping pains and fatigue in the leg muscles associated with peripheral artery disease), myasthenia gravis, sarcopenia, post-surgical rehabilitation and general frailty associated with aging, and cachexia in connection with heart failure or cancer.

CK-2017357 is the lead potential drug candidate from this program. We are also advancing another compound from this program, CK-2066260, in non-clinical studies intended to enable the filing of an IND. CK-2017357 and CK-2066260 are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds activate the fast skeletal muscle troponin complex by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility.

Each of CK-2017357 and CK-2066260 has demonstrated encouraging pharmacological activity in preclinical models, and with respect to CK-2017357, in healthy volunteers and ALS patients. We are evaluating the potential indications for which CK-2017357 and CK-2066260 may be useful. In a recent Phase IIa clinical trial of CK-2017357 in ALS patients, evidence of potentially clinically relevant pharmacodynamic effects was observed. In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of ALS. In July 2010, we were awarded a grant in the amount of $2.8 million by the National Institute of Neurological Disorders and Stroke, which is intended to support research and development of CK-2017357 for the potential treatment of myasthenia gravis for three years. The grant was awarded under the American Recovery and Reinvestment Act of 2009.

We have initiated three “evidence of effect” Phase IIa clinical trials of CK-2017357: one trial in patients with ALS, which was completed in December 2010, one ongoing trial in patients with symptoms of claudication associated with peripheral artery disease, and one ongoing trial in patients with generalized myasthenia gravis. Our evidence of effect clinical trials are intended to translate the mechanism of action of CK-2017357, as demonstrated pharmacodynamically in healthy volunteers, to patients with impaired muscle function and potentially to establish statistically significant and clinically relevant evidence of pharmacodynamic effects. These trials may then form the basis for larger clinical trials designed to demonstrate proof of concept.

Market Potential for CK-2017357, CK-2066260 and Other Skeletal Sarcomere Activators.  Limited options exist for the treatment of ALS, which affects as many as 30,000 Americans, with an estimated 5,600 new cases diagnosed each year in the U.S. ALS is 20% more common in men than women; however, with increasing age, the prevalence becomes more equal between men and women. The life expectancy of an ALS patient averages two to five years from the time of diagnosis with 90 to 95% of those diagnosed with ALS having the sporadic form. Of the remaining ALS patient population, 5 to 10% have a family history of the disease (familial ALS). In cases of familial ALS, there is a 50% chance each offspring will develop the disease. Death is usually due to respiratory failure because of diminished strength in the skeletal muscles responsible for breathing.

Peripheral artery disease (“PAD”) affects about 8 million Americans, 12 to 20% of whom over the age of 65 years. PAD is associated with significant morbidity and mortality and has been estimated to impact the quality of life of approximately 2 million symptomatic Americans. Estimates of the proportion of PAD patients who have intermittent claudication range from 10% to about one-third to one-half.

Myasthenia gravis is a chronic, autoimmune, neuromuscular disease and is the most common primary disorder of neuromuscular transmission. The current prevalence of myasthenia gravis in the U.S. is estimated to be 20 per 100,000 people — between 53,000 and 60,000 cases. The actual prevalence may be higher because myasthenia gravis is frequently under diagnosed. Approximately 13,600 new cases of myasthenia gravis are diagnosed each year.

We are evaluating other market opportunities for CK-2017357, CK-2066260 and other compounds that may arise from our skeletal muscle contractility program.

CK-2017357 Clinical Trials:

Phase I (healthy volunteers):  During 2010, we announced data from two Phase I clinical trials evaluating CK-2017357. The first was a two-part, single-dose trial. Part A of this trial was designed to assess the safety, tolerability and pharmacokinetic profile of increasing single oral doses of this drug candidate in healthy male volunteers and to determine its maximum tolerated dose and associated plasma concentrations. The maximum tolerated single dose of CK-2017357 in Part A of the trial was 2000 mg. Part B of this trial was designed to assess the pharmacodynamic effects, versus placebo, of CK-2017357 on skeletal muscle function after single oral doses of 250, 500 and 1000 mg, and to assess the relationship of the effects observed to the associated plasma concentrations of CK-2017357, also in healthy male volunteers. In Part B, CK-2017357 produced concentration-dependent, statistically significant increases versus placebo in the force developed by the tibialis anterior muscle. In both Part A and Part B, CK-2017357 was well-tolerated and no serious adverse events were reported. In Part A, at the single dose that exceeded the maximum tolerated dose, moderately severe dizziness and an episode of syncope (a temporary loss of consciousness) were reported. In both Part A and Part B, adverse events of dizziness and euphoric mood appeared to increase in frequency with escalating doses of CK-2017357; however, at the maximum tolerated dose and below, all these adverse events were characterized as mild in severity.

The second trial was a multiple-dose, Phase I clinical trial of CK-2017357 designed to investigate the safety, tolerability and pharmacokinetic profile of CK-2017357 after multiple oral doses to steady state in healthy male volunteers. This trial evaluated doses of 250 mg and 375 mg that produced plasma concentrations in the range associated with pharmacodynamic activity in Part B of the single-dose Phase I clinical trial. At steady state, both the maximum plasma concentration and the area under the CK-2017357 plasma concentration versus time curve from before dosing until 24 hours after dosing were generally dose-proportional. In general, systemic exposure to CK-2017357 in this trial was high and inter-subject variability was low. In addition, these multiple-dose regimens of CK-2017357 were well-tolerated, and no serious adverse events were reported. Adverse events included dizziness, headache and euphoric mood. All these events were judged to have been mild in severity, except for one complaint of dizziness that was classified as moderately severe.

Phase IIa (ALS):  In April 2010, we initiated and in December 2010, we presented final data from a Phase IIa evidence of effect clinical trial of CK-2017357 in ALS patients. This trial was intended to determine whether the mechanism of action of CK-2017357 could produce a pharmacodynamic signal in ALS patients that would warrant further study. Accordingly, no specific primary endpoint was designated. Instead, a broad range of parameters, including patient and physician global assessments, measures of muscle strength and fatigability and indices of pulmonary function, were evaluated. The trial employed a randomized, placebo-controlled, three-period crossover design, and was intended to evaluate the pharmacokinetics and pharmacodynamics of single doses of CK-2017357 in ALS patients. The trial enrolled 67 patients. Patients were administered single oral doses of placebo and of CK-2017357, at each of 250 mg and 500 mg, in a double-blind fashion and in random order, at least 6 days apart. Patients underwent the evaluations described above before each dose, and again at 3, 6, and 24 hours afterwards.

Results from this trial were presented in December 2010 at the Clinical Trials Session at the 21st International Symposium on ALS/Motor Neurone Diseases. Both patients and investigators perceived a positive change in the patients’ overall status at six hours after dosing with CK-2017357, based on a global assessment in which the patient and the investigator each independently assessed whether the patient was “better”, “same”, or “worse” compared to just before dosing on that day. A clear relationship was observed between improvements in these global assessments and both the CK-2017357 dose and plasma concentration. The investigators proposed that the improvements seen in the patients’ and investigators’ global assessments may have resulted from a decrease in the fatigability of the patients’ muscles, as evidenced by data from a test of sub-maximal hand-grip fatigability. Certain parameters of pulmonary function also trended towards improvement after treatment with CK-2017357, which the investigators proposed might have contributed to the improved patients’ and investigators’ global assessments. The investigators also concluded that these single doses of CK-2017357 appeared to be safe and generally well-tolerated by the patients in this trial. There were no serious adverse events judged to have been drug-related, and most adverse events were classified by the investigators as mild. Most reports of dizziness, the most frequent and most clearly dose-related adverse event in the trial, were classified as mild and none were determined to be severe. We plan to present additional analyses of the data from this trial during a Plenary Session at the 63rd Annual Meeting of the American Academy of Neurology in April 2011 in Honolulu, Hawaii.

Phase IIa (claudication):  In June 2010, we initiated a Phase IIa evidence of effect clinical trial of CK-2017357 in patients with symptoms of claudication associated with PAD. This clinical trial is a double-blind, randomized, placebo-controlled, three-period crossover, pharmacokinetic and pharmacodynamic study. At least 36 and up to 72 patients may be enrolled in this trial. Patients are administered single oral doses of placebo and of 2 different dose levels of CK-2017357 in a double-blind fashion and in random order, at least 6 days apart. These dose levels were originally 375 mg and 750 mg; however, as described below, the protocol has been amended to lower the 750 mg dose to 500 mg. The primary objective of this clinical trial is to evaluate the pharmacodynamic effects of single doses of CK-2017357 on several measures of skeletal muscle function and fatigability in these patients. The secondary objectives of this trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects and to evaluate the safety and tolerability of CK-2017357 administered as single oral doses to these patients. In October 2010, we conducted an interim review of data from this trial that suggested potential pharmacodynamic activity of CK-2017357 to increase skeletal muscle performance in these patients. In addition, this review suggested that the single oral doses of CK-2017357 administered were generally well-tolerated by most patients in this trial. However, serious adverse events were reported by two patients: dizziness and mental confusion in one and dizziness and dyskinesia (or abnormal movements) in the other. Both patients required inpatient observation until their symptoms resolved. These events were not life-threatening and appeared to resolve spontaneously and completely without any additional treatment. Following these observations, the protocol was amended to lower the 750 mg dose to 500 mg. We are continuing to conduct this trial and anticipate that data will be available from this trial in the first half of 2011.

Phase IIa (myasthenia gravis):  In January 2011, we initiated our third Phase IIa evidence of effect clinical trial of CK-2017357. This clinical trial is a double-blind, randomized, three-period crossover, placebo-controlled, pharmacokinetic and pharmacodynamic study of CK-2017357 in patients with generalized myasthenia gravis. At least 36 and up to 78 patients may be enrolled in this trial. Patients receive, in a double-blind fashion and in random order, a single oral dose of placebo or 250 mg or 500 mg of CK-2017357, at least 7 days apart. The primary objective of this trial is to assess the effects of CK-2017357 on measures of muscle strength, muscle fatigue and pulmonary function. The secondary objectives of this clinical trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects; to evaluate the safety and tolerability of CK-2017357 administered as single doses to patients with myasthenia gravis; and to evaluate the effect of CK-2017357 on investigator- and patient-determined global functional assessment and the Modified MG Symptom Score, an assessment combining patient reports and physician evaluations to assess the severity of symptoms due to myasthenia gravis. We are continuing to conduct this trial, and anticipate that data will be available from this trial by the end of 2011.

CK-2017357 Planned Clinical Development:

In the first half of 2011, we anticipate initiating a Phase I drug-drug interaction clinical trial of CK-2017357 administered orally to healthy volunteers. This trial is intended to evaluate the effects of CK-2017357 on the pharmacokinetics of riluzole and other drugs as well as the pharmacokinetics of CK-2017357 when administered after a meal and when fasting.

In the first half of 2011, we anticipate initiating a Phase II multiple-dose, safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of CK-2017357 in ALS patients. This trial is expected to evaluate patients receiving daily oral doses of CK-2017357 for up to 14 days. The primary objective of this trial will be to evaluate the safety and tolerability of multiple doses of CK-2017357 in patients with ALS. In addition, patients will be asked to report their ALS symptoms using the ALS Functional Rating Scale-Revised (ALSFRS-R). Patients will also undergo tests of muscle fatigability, certain indices of pulmonary function, and patients’ and investigators’ global status assessments. This Phase II trial may be initiated after we have completed the initial part of the Phase I drug-drug interaction trial, which will focus on drug-drug interaction between riluzole and CK-2017357.

CK-2066260 Planned Clinical Development:

We anticipate that, in the first half of 2011, we will file an IND with the FDA to perform a Phase I, first-time-in-humans clinical trial of CK-2066260. We also anticipate initiating that trial in healthy volunteers in the second half of 2011.

Ongoing Research in Skeletal Muscle Activators:

Our research on the direct activation of skeletal muscle continues in two areas. In addition to continuing our work with selective fast skeletal sarcomere activators from new structural series, we are conducting translational research with our existing series of skeletal sarcomere activators to explore the potential clinical applications of this novel approach in preclinical studies. We also have a research program aimed at the discovery and validation of other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere.

Smooth Muscle Contractility Program

Overview.  Smooth muscle is a non-striated form of muscle that is found in the circulatory, respiratory, digestive and genitourinary organ systems and is responsible for the contractile properties of these tissues. The contractile elements in non-striated muscle are not arranged into sarcomeres and the regulation of smooth muscle differs from that in cardiac and skeletal muscles. Smooth muscle contractility is driven by smooth muscle myosin, a cytoskeletal motor protein that is directly responsible for converting chemical energy into mechanical force. Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstrictive diseases and may have applications for indications such as asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have also demonstrated pharmacological activity in preclinical models of vascular constriction. We intend to continue to conduct non-clinical development of compounds from this program.

Ongoing research in smooth muscle myosin inhibitors.  In May 2010, a poster summarizing non-clinical data regarding our smooth muscle contractility program was presented at the American Thoracic Society’s 2010 International Conference.

We are continuing to conduct early research activities to develop direct smooth muscle myosin inhibitor compounds for potential use in acute or chronic settings. Our research focus is to differentiate our compounds from existing drugs that are bronchodilators or vasodilators that act by indirectly causing smooth muscle relaxation, such as commonly used beta-agonists and calcium channel blockers. We are particularly interested in potential applications for our compounds where the benefits of currently available treatments are constrained by adverse side effects or limited effectiveness.

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

We agreed with GSK to terminate our strategic alliance effective February 28, 2010. We have retained all rights to ispinesib, SB-743921 and GSK-923295, subject to certain royalty obligations to GSK. GSK remains responsible for completing its Phase I clinical trial of GSK-923295 in cancer patients, at its expense. We are evaluating strategic alternatives for the future development and commercialization of ispinesib, SB-743921 and GSK-923295 with third parties.

Research and Development Expense

Our research and development expense was $38.0 million, $39.8 million and $54.0 million for 2010, 2009 and 2008, respectively, and $415.3 million for the period from August 5, 1997 (date of inception) through December 31, 2010.

Our Patents and Other Intellectual Property

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2010, we had 120 issued U.S. patents and over 200 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

With regard to our drug candidates directed to muscle biology targets, we have a U.S. patent covering omecamtiv mecarbil and a U.S. patent covering our skeletal muscle sarcomere activators including, but not limited to, CK-2017357, each of which will expire in 2027 unless extended. We also have additional U.S. and foreign patent applications pending for each of our drug candidates and potential drug candidates. It is not known or determinable whether other patents will issue from any of our other pending applications or what the expiration dates would be for any other patents that do issue. With regard to our mitotic kinesin inhibitor drug candidates, we have a U.S. patent covering ispinesib that will expire in 2020, unless extended; a U.S. patent covering SB-743921 that will expire in 2023, unless extended; and a U.S. patent covering GSK-923295 that will expire in 2025, unless extended. We have additional U.S. and foreign patent applications pending for each of ispinesib, SB-743921 and GSK-923295. It is not known or determinable whether patents will issue from any of these applications or what the expiration dates would be for any other patents that do issue.

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

Currently, we are aware of an issued U.S. patent, at least one pending U.S. patent application and certain foreign patent applications assigned to Curis, Inc. (“Curis”), relating to certain compounds in the quinazolinone class. Ispinesib falls into this class of compounds. We have opposed the granting of certain of these patents to Curis in Europe and in Australia. Curis or a third party may assert that the manufacture, use, importation or sale of ispinesib may infringe one or more of its patents. We believe that we have valid defenses against the issued U.S. patent owned by Curis if it were to be asserted against us. However, we cannot guarantee that a court would find these defenses valid or that any additional defenses would be successful. We have not attempted to obtain a license to these patents. If we decide to seek a license to these patents, we cannot guarantee that such a license would be available on acceptable terms, if at all.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice regulations;

•	submission to the FDA of an investigational new drug application (“IND”), which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with good clinical practices;

•	submission of a new drug application (“NDA”) to the FDA, which must usually be accompanied by payment of a substantial user fee;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) regulations and FDA audits of select clinical investigator sites to assess compliance with good clinical practices (“GCP”); and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

This testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, and studies to evaluate toxicity and pharmacokinetics in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects may be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Similar regulatory procedures generally apply in those countries outside of the United States where we conduct clinical trials. Our submission of an IND or a foreign equivalent, or those of our collaborators, may not result in authorization from the FDA or its foreign equivalent to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (“IRB”) or its foreign equivalent for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or their foreign equivalents, or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

The clinical trials we conduct for our drug candidates, both before and after approval, and the results of those trials, are generally required to be included in a clinical trials registry database that is available and accessible to the public via the internet. A failure by us to properly participate in the clinical trial database registry could subject us to significant civil monetary penalties.

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

New Drug Application.  The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. In addition, the FDA may require that a proposed Risk Evaluation and Mitigation Strategy, also known as a REMS, be submitted as part of the NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA often, but not always, follows the advisory committee’s recommendations. The FDA may deny approval of an NDA by issuance of a complete response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical data, including data in a pediatric population, or an additional pivotal Phase III clinical trial or impose other conditions that must be met in order to secure final approval for an NDA. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our partners do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase IV clinical trials, and surveillance or restrictive distribution programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain prior FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

Competition

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address cardiovascular diseases and other diseases relating to muscle dysfunction, each of which is highly competitive. We face significant competition from most pharmaceutical companies and biotechnology companies that are also researching and selling products designed to address cardiovascular diseases and diseases and medical conditions associated with skeletal muscle weakness and wasting. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in research of cardiovascular diseases and diseases where there is muscle dysfunction, some in direct competition with us.

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

If omecamtiv mecarbil is approved for marketing by the FDA for heart failure, it would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as istaroxamine, which is being developed by Debiopharm Group; bucindolol, which is being developed by ARCA biopharma, Inc.; relaxin, which is being developed by Novartis; CD-NP, which is being developed by Nile Therapeutics, Inc, and glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

With respect to CK-2017357, CK2066260 and other compounds that may arise from our skeletal muscle contractility program, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function. We are aware that other companies are developing potential new therapies for ALS, such as Biogen Idec, Inc., Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Isis Pharmaceuticals, Inc. and Sangamo BioSciences, Inc. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of claudication associated with peripheral artery disease, they will compete with currently approved therapies for the treatment of peripheral artery disease. We are also aware that a number of companies are developing potential new treatments for peripheral artery disease or associated symptoms of claudication. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of myasthenia gravis, they will compete with currently approved therapies for the treatment of myasthenia gravis, including but not limited to anticholinesterase agents, such as pyridostigmine bromide and neostigmine bromide, corticosteroids, such as prednisone, and immunomodulatory drugs, such as azathiaprine and cyclosporine. We are also aware that a number of companies are developing or commercializing in certain markets potential new treatments for myasthenia gravis, such as Benesis Corp. (GB-0998), Alexion Pharmaceuticals, Inc. (eculizumab) and Astellas (tacrolimus).

For further details on the risks relating to our competitors, please see the risk factors under Item 1A of this report, including, but not limited to, the risk factor entitled “Our competitors may develop drugs that are less expensive, safer or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.”

Employees

As of December 31, 2010, our workforce consisted of 105 full-time employees, 28 of whom hold Ph.D. or M.D. degrees, or both, and 21 of whom hold other advanced degrees. Of our total workforce, 76 are engaged in research and development and 29 are engaged in business development, finance and administration functions.

We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Available Information

We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at

1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at www.cytokinetics.com or by contacting the Investor Relations Department at our corporate offices by calling 650-624-3000. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than grant funding for our myasthenia gravis preclinical and clinical activities, and reimbursements, milestone and royalty payments that we may receive under our collaboration and option agreement with Amgen. We may not receive any further funds under that agreement. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent years, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

In May 2009, Amgen exercised its option to acquire an exclusive license to our drug candidate omecamtiv mecarbil worldwide, except for Japan. As a result, Amgen is responsible for the clinical development and obtaining and maintaining regulatory approval of omecamtiv mecarbil for the potential treatment of heart failure worldwide, except Japan.

We do not control the clinical development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the clinical development of omecamtiv mecarbil. For example, Amgen has informed us that it now plans to initiate a Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil in hospitalized patients with acutely decompensated heart failure prior to initiating further clinical trials of oral formulations of omecamtiv mecarbil. Amgen is responsible for filing future applications with the FDA or other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for omecamtiv mecarbil. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America if we exercise our option to co-fund Phase III development costs of omecamtiv mecarbil under the collaboration. However, we cannot control whether Amgen will devote sufficient attention and resources to the clinical development of omecamtiv mecarbil or will proceed in an expeditious manner, even if we do exercise our option to co-fund the development of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve omecamtiv mecarbil, Amgen may elect not to proceed with the commercialization of the resulting drug in one or more countries.

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

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. In clinical trials we or our partners will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and they may never be. In addition, for each of our current preclinical compounds, we or our partners must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to submit an IND to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. Furthermore, we or our partners may need to submit separate INDs (or foreign equivalent) to different divisions within the FDA (or foreign regulatory authorities) in order to pursue clinical trials in different therapeutic areas. Each new IND (or foreign equivalent) must be reviewed by the new division before the clinical trial under its jurisdiction can proceed, entailing all the risks of delay inherent to regulatory review. If our or our partners’ current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.

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

In addition, while the clinical trials of our drug candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. For example, in previously conducted two-stage Phase II clinical trials designed to evaluate the safety and efficacy of ispinesib as monotherapy in the first- or second-line treatment of patients with different forms of cancer, ispinesib did not satisfy the criteria for advancement to Stage 2. In addition, individual patient responses to the dose administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other alternative methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.

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

We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in clinical trials of omecamtiv mecarbil, doses that exceeded the maximum tolerated dose were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction. In Phase IIa clinical trials of CK-2017357, adverse events of dizziness, headache, fatigue, somnolence (sleepiness), euphoric mood, muscle spasms, gait disturbance, muscular weakness, nausea, and dysarthria (difficulty speaking) appeared to increase in frequency with increasing doses of CK-2017357. In clinical trials of ispinesib, the most commonly observed dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection.

Further, the administration of two or more drugs contemporaneously can lead to interactions between them, and in clinical trials, our drug candidates may interact with other drugs that the trial subjects are taking. For example, many ALS patients take riluzole, a commercially available treatment for ALS. In a Phase IIa clinical trial of CK-2017357 in ALS patients, we observed in the patients taking riluzole increases in the blood plasma concentration of riluzole associated with the administration of CK-2017357. Accordingly, we plan to conduct a Phase I drug-drug interaction clinical trial intended to evaluate the effects of CK-2017357 on the pharmacokinetics of riluzole and other drugs to better understand the significance of this finding. If this drug-drug interaction trial produces materially adverse findings, it may call into question the feasibility of developing CK-2017357 as a treatment for ALS.

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

Clinical trials are subject to rigorous regulatory requirements and are very expensive, difficult and time-consuming to design and implement. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use of the drug candidate and safety concerns. We estimate that the clinical trials of our current drug candidates will each continue for several more years. However, the clinical trials for all or any of these drug candidates may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:

•	delays in obtaining, or inability to obtain, regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners deem necessary for the appropriate and timely development of our drug candidates and commercialization of any resulting drugs;

•	delays in identifying and reaching agreement, or inability to identify and reach agreement, on acceptable terms, with prospective clinical trial sites and other entities involved in the conduct of our clinical trials;

•	delays or additional costs in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use, including an appropriate modified release oral formulation for omecamtiv mecarbil;

•	slower than expected rates of patient recruitment and enrollment, including as a result of competition for patients with other clinical trials; limited numbers of patients that meet the enrollment criteria; patients’, investigators’ or trial sites’ reluctance to agree to the requirements of a protocol; or the introduction of alternative therapies or drugs by others;

•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;

•	a regulatory authority may require changes to a protocol for a clinical trial that then may require approval from regulatory agencies in other jurisdictions where the trial is being conducted;

•	an institutional review board (“IRB”) or its foreign equivalent may require changes to a protocol that then require approval from regulatory agencies and other IRBs and their foreign equivalents, or regulatory authorities may require changes to a protocol that then require approval from the IRBs or their foreign equivalents;

•	for clinical trials conducted in foreign countries, the time and resources required to identify, interpret and comply with foreign regulatory requirements or changes in those requirements, and political instability or natural disasters occurring in those countries;

•	lack of effectiveness of our drug candidates during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial materials;

•	uncertain dosing issues;

•	failure by us, our partners, or clinical research organizations, investigators or site personnel engaged by us or our partners to comply with good clinical practices and other applicable laws and regulations, including those concerning informed consent;

•	inability or unwillingness of investigators or their staffs to follow clinical protocols;

•	inability to monitor patients adequately during or after treatment;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our drug candidates or their clinical trial endpoints obsolete; and

•	results from non-clinical studies that may adversely impact the timing or further development of our drug candidates.

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

We have retained all rights to develop and commercialize CK-2017357, CK-2066260, ispinesib, SB-743921 and GSK-923295. We currently do not have a strategic partner for these drug candidates. We are relying on GSK to complete its Phase I clinical trial for GSK-923295. We expect to rely on one or more strategic partners or other arrangements with third parties to advance and develop each of CK-2017357, CK-2066260 and other compounds from our skeletal muscle contractility program; ispinesib, SB-743921 and GSK-923295; and our smooth muscle myosin inhibitors. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates or potential drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing clinical development of omecamtiv mecarbil worldwide, except Japan. We have relied on GSK to conduct these activities for the clinical development of GSK-923295. For CK-2017357, CK-2066260 and our other drug candidates and potential drug candidates, we rely (and for omecamtiv mecarbil, ispinesib and SB-743921, we have relied) on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our drug candidates, potential drug candidates and research technologies.

We own, or hold exclusive licenses to, a number of U.S. and foreign patents and patent applications directed to our drug candidates, potential drug candidates and research technologies. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates and potential drug candidates, their methods of manufacture and use, and our technologies. Our ability to protect our drug candidates, potential drug candidates and technologies from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. If our issued patents and patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates and potential drug candidates, including omecamtiv mecarbil, CK-2017357, CK-2066260, ispinesib, SB-743921 and GSK-923295, we or our licensees would not be able to exclude others from developing or commercializing these drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage.

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

Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck & Co., Inc., Merck GmbH, Eli Lilly and Company, Bristol-Myers Squibb Company, Novartis and AstraZeneca AB). Further development of these products could be impacted by these patents and result in significant legal fees.

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

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending these claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to develop and commercialize certain potential drugs, which could significantly harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and distract management.

Our competitors may develop drugs that are less expensive, safer or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, cancer and other diseases for which our drug candidates may be useful treatments. For example, if omecamtiv mecarbil is approved for marketing by the FDA for heart failure, that drug candidate would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; relaxin, which is being developed by Novartis; CD-NP, which is being developed by Nile Therapeutics, Inc., and glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

With respect to CK-2017357, CK-2066260 and other compounds that may arise from our skeletal muscle contractility program, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function. We are aware that other companies are developing potential new therapies for ALS, such as Biogen Idec, Inc., Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Isis Pharmaceuticals, Inc. and Sangamo BioSciences, Inc. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of claudication associated with peripheral artery disease, they will compete with currently approved therapies for the treatment of peripheral artery disease. We are also aware that a number of companies are developing potential new treatments for peripheral artery disease or associated symptoms of claudication. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of myasthenia gravis, they will compete with currently approved therapies for the treatment of myasthenia gravis, including but not limited to anticholinesterase agents, such as pyridostigmine bromide and neostigmine bromide, corticosteroids, such as prednisone, and immunomodulatory drugs, such as azathiaprine and cyclosporine. We are also aware that a number of companies are developing or commercializing in certain markets potential new treatments for myasthenia gravis, such as Benesis Corp. (GB-0998), Alexion Pharmaceuticals, Inc. (eculizumab) and Astellas (tacrolimus).

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

We currently have no sales, marketing or distribution capabilities. We plan to commercialize drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs. If we determine not to market our drugs on our own, we will depend on strategic alliances with third parties, such as Amgen, which have established distribution systems and direct sales forces to commercialize them. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize these drugs. To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues and business will suffer and our stock price would decrease.

Risks Related To Our Industry

The regulatory approval process is expensive, time-consuming and uncertain and may prevent our partners or us from obtaining approvals to commercialize some or all of our drug candidates.

The research, testing, manufacturing, selling and marketing of drugs are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and regulations differ from country to country. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of a new drug application (“NDA”) from the FDA. Neither we nor our partners have received marketing approval for any of Cytokinetics’ drug candidates.

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

Even if one or more of our drug candidates is approved for sale, the commercial success of our drugs in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for our drugs by the medical profession for use by their patients, which is highly uncertain. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, they may not cover or provide adequate payment for our drugs. They may not view our drugs as cost-effective and reimbursement may not be available to consumers or may be insufficient to allow our drugs to be marketed on a competitive basis. If we are unable to obtain adequate coverage and reimbursement for our drugs, our ability to generate revenue will be adversely affected. Likewise, current and future legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs, such as the Patient Protection Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, could result in lower prices or rejection of coverage and reimbursement for our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for any of our drug candidates that are approved could cause our potential future revenues to decline.

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

The discovery, development and commercialization of new drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate or the commercialization of a drug, we will need to raise additional capital to:

•	expand our research and development capabilities;

•	fund clinical trials and seek regulatory approvals;

•	build or access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire and support additional management and scientific personnel.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and costs of our clinical trials and other research and development activities;

•	the costs and timing of seeking and obtaining regulatory approvals;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of acquiring or investing in businesses, products and technologies;

•	the effect of competing technological and market developments; and

•	the status of, payment and other terms, and timing of any strategic alliance, licensing or other arrangements that we have entered into or may establish.

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

•	announcements concerning any of the clinical trials for our compounds, such as omecamtiv mecarbil for heart failure and CK-2017357 and CK-2066260 for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points);

•	announcements concerning our strategic alliance with Amgen or future strategic alliances;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel;

•	substantial sales of our common stock by our existing shareholders, whether or not related to our performance;

•	volatility in the stock prices of other companies in our industry or in the stock market generally.

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

As of February 28, 2011, our executive officers, directors and their affiliates beneficially owned or controlled approximately 13.6% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and new Securities and Exchange Commission (“SEC”) regulations and NASDAQ Stock Market LLC rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of these costs. For example, compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. We can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. In addition, the SEC has adopted regulations that will require us to file corporate financial statement information in a new interactive data format known as XBRL beginning in 2011. We may incur significant costs and need to invest considerable resources to implement and to remain in compliance with these new requirements.

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

In October 2007, we entered into a committed equity financing facility with Kingsbridge, which we amended in October 2010. This committed equity financing facility entitles us to sell and obligates Kingsbridge to purchase, from time to time through March 31, 2011, shares of our common stock for cash consideration up to an aggregate of $75.0 million, subject to certain conditions and restrictions. To date, we have received $20.9 million in gross proceeds under this committed equity financing facility. Under this committed equity financing facility, we have sold 8,936,547 shares and may sell up to a maximum total of 9,779,411 shares. This is the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval under the rules of the NASDAQ Stock Market LLC. This limitation may further limit the amount of proceeds we are able to obtain from this committed equity financing facility.

Kingsbridge will not be obligated to purchase shares under this committed equity financing facility unless certain conditions are met, which include a minimum volume-weighted average price of $2.00 for our common stock. As of the close of market on March 9, 2011, the price for our common stock was $1.50. In addition Kingsbridge’s obligations to purchase shares under this facility are contingent upon the accuracy of our representations and warranties made to Kingsbridge; our compliance with laws; the effectiveness of the registration statement registering for resale the shares of common stock to be issued in connection with this committed equity financing facility; and the continued listing of our stock on NASDAQ. In addition, Kingsbridge may terminate this committed equity financing facility if it determines that a material adverse event has occurred affecting our business, operations, properties or financial condition and if such condition continues for a period of 10 days from the date Kingsbridge provides us notice of such material adverse event. If we are unable to access funds through this committed equity financing facility, we may be unable to access additional capital on reasonable terms or at all.

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

Our facilities consist of approximately 81,587 square feet of research and office space. We lease 50,195 square feet located at 280 East Grand Avenue, and 31,392 square feet at 256 East Grand Avenue, in South San Francisco, California until 2018 with an option to renew the lease for an additional three years. We believe that these facilities are suitable and adequate for our current needs.

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

	Closing Sale Price
	High	Low

Fiscal 2009:
First Quarter	$2.87	$1.45
Second Quarter	$3.08	$1.64
Third Quarter	$5.30	$2.71
Fourth Quarter	$5.24	$2.59
Fiscal 2010:
First Quarter	$3.54	$2.91
Second Quarter	$3.56	$2.37
Third Quarter	$2.80	$2.08
Fourth Quarter	$2.93	$2.05

On February 28, 2011, the last reported sale price for our common stock on the NASDAQ Global Market was $1.57 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 28, 2011, there were 111 holders of record of our common stock.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12.

Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index(*)

(*)	The above graph shows the cumulative total stockholder return of an investment of $100 in cash from December 31, 2005 through December 31, 2010 for: (i) our common stock; (ii) the NASDAQ Stock Market (U.S.) Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Cytokinetics, Incorporated	$100.00	$114.37	$72.32	$43.58	$44.50	$31.96
NASDAQ Stock Market (U.S.) Index	$100.00	$110.28	$121.92	$73.12	$106.25	$125.40
NASDAQ Biotechnology Index	$100.00	$101.02	$105.65	$92.31	$106.74	$122.76

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues:
Research and development revenues from related parties(2)	$1,487	$7,171	$186	$1,388	$1,622
Research and development, grant and other revenues	1,090	—	—	—	4
License revenues from related parties(2)	—	74,367	12,234	12,234	1,501

Total revenues	2,577	81,538	12,420	13,622	3,127

Operating expenses:
Research and development	38,013	39,840	53,950	53,388	49,225
General and administrative	14,199	15,626	15,076	16,721	15,240
Restructuring charges (reversals)	—	(23)	2,473	—	—

Total operating expenses	52,212	55,443	71,499	70,109	64,465

Operating income (loss)	(49,635)	26,095	(59,079)	(56,487)	(61,338)
Interest and other, net(3)	172	(1,401)	2,705	7,593	4,223

Income (loss) before income taxes	(49,463)	24,694	(56,374)	(48,894)	(57,115)
Income tax provision (benefit)	(176)	150	—	—	—

Net income (loss)	$(49,287)	$24,544	$(56,374)	$(48,894)	$(57,115)

Net income (loss) per common share:
Basic	$(0.77)	$0.43	$(1.14)	$(1.03)	$(1.56)

Diluted	$(0.77)	$0.42	$(1.14)	$(1.03)	$(1.56)

Weighted average shares used in computing net income (loss) per common share:(1)
Basic	64,165	57,390	49,392	47,590	36,618

Diluted	64,165	57,961	49,392	47,590	36,618

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents, investments, ARS and investment put option related to ARS	$72,845	$114,727	$76,892	$139,764	$109,542
Restricted cash	788	1,674	2,750	5,167	6,034
Working capital	66,174	96,735	36,033	95,568	127,228
Total assets	77,992	122,599	87,454	155,370	169,516
Long-term portion of equipment financing lines	152	985	2,615	4,639	7,144
Deficit accumulated during the development stage	(360,650)	(311,363)	(335,907)	(279,533)	(230,639)
Total stockholders’ equity(1)	70,516	101,428	49,766	99,916	106,313

(1)	In 2006, we sold 10,285,715 shares in two registered direct offerings for net proceeds of approximately $66.9 million, and sold 2,740,735 shares of common stock to Kingsbridge Capital Limited (“Kingsbridge”) pursuant to the 2005 committed equity financing facility for net proceeds of $17.0 million. In 2007, we sold 2,075,177 shares of common stock to Kingsbridge pursuant to the 2005 committed equity financing facility for net proceeds of $9.5 million. In January 2007, we issued 3,484,806 shares of common stock to Amgen for net proceeds of $32.9 million in connection with a common stock purchase agreement with Amgen. In 2009, we sold 3,596,728 shares of common stock to Kingsbridge pursuant to the 2007 committed equity financing facility for net proceeds of $6.9 million. In May 2009, we sold 7,106,600 shares of common stock in a registered direct offering for net proceeds of approximately $12.9 million. In 2010, we sold 5,339,819 shares of common stock to Kingsbridge pursuant to the 2007 committed equity financing facility for net proceeds of $14.0 million. See Note 13 in the Notes to Financial Statements for further details.

(2)	Revenues from related parties consisted of revenues recognized under our research and development arrangements with related parties, including Amgen and GSK. See Note 6 in the Notes to Financial Statements for further details.

(3)	Interest and Other, net consisted of interest income/expense and other income/expense. For the years ended December 31, 2010, 2009 and 2008, it also included unrealized gains (losses) on our auction rate securities (“ARS”) and investment put option related to the Series C-2 ARS Rights issued to us by UBS AG. For the years ended December 31, 2009, it also included warrant expense. See Note 15 in the Notes to Financial Statements for further details.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our current research and development programs relating to the biology of muscle function are directed to small molecule modulators of the contractility of cardiac, skeletal and smooth muscle. We have, and intend to continue, to leverage our experience in muscle contractility in order to expand our current pipeline into new therapeutic areas, and expect to continue to be able to identify additional potential drug candidates that may be suitable for clinical development.

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

CK-2017357 is the lead drug candidate from our skeletal sarcomere activator program. The skeletal muscle sarcomere is the basic unit of skeletal muscle contraction. CK-2017357 is currently the subject of a Phase IIa clinical trials program. We believe CK-2017357 may be useful in treating diseases or medical conditions associated with skeletal muscle weakness or wasting. In March 2010, CK-2017357 received an orphan drug designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s disease). We are also advancing a second, structurally distinct, fast skeletal muscle sarcomere activator, CK-2066260, in non-clinical studies intended to enable the filing of an investigational new drug application (“IND”) with the FDA in 2011. Both of these compounds selectively activate the fast skeletal muscle troponin complex, which is a set of regulatory proteins that modulates the contractility of the fast skeletal muscle sarcomere.

In our smooth muscle contractility program, we are conducting non-clinical development of compounds that directly inhibit smooth muscle myosin, the motor protein central to the contraction of smooth muscle, causing the relaxation of contracted smooth muscle. Compounds from this program may be useful as potential treatments for diseases and conditions associated with excessive smooth muscle contraction, such as bronchoconstriction associated with asthma and chronic obstructive pulmonary disease.

Earlier research activities at the company were directed to the inhibition of mitotic kinesins, a family of cytoskeletal motor proteins involved in the process of cell division, or mitosis. This research produced three drug candidates that have progressed into clinical testing for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. Effective February 2010, our strategic alliance with GlaxoSmithKline (“GSK”) relating to our mitotic kinesin inhibitors terminated by mutual agreement. We are currently evaluating strategic alternatives for these drug candidates with third parties.

Two of our drug candidates directed to muscle contractility have now demonstrated pharmacodynamic activity in patients: omecamtiv mecarbil in patients with heart failure and CK-2017357 in patients with ALS. Our potential drug candidate CK-2066260 has demonstrated pharmacological activity in non-clinical studies. In 2011, we expect to focus on translating the pharmacodynamic activity observed in these compounds into potentially meaningful clinical benefits for these patients.

Muscle Contractility Programs

Cardiac Muscle Contractility

Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including omecamtiv mecarbil. In May 2009, Amgen exercised its option under this agreement to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration, and subsequently paid us an option exercise fee of $50.0 million. As a result, Amgen is now responsible for the development and commercialization of omecamtiv mecarbil and related compounds, at its expense worldwide, except Japan, subject to our development and commercialization participation rights. Under the agreement, Amgen will reimburse us for agreed research and development activities we perform. The agreement provides for potential pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The agreement also provides for us to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote omecamtiv mecarbil in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting.

In September 2010, Cytokinetics and Amgen announced plans to initiate a Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil in hospitalized patients with acutely decompensated heart failure prior to initiating further clinical trials of oral formulations of omecamtiv mecarbil. We anticipate that, in the first half of 2011, Amgen will initiate this trial, which will be conducted by Amgen in collaboration with Cytokinetics.

We and Amgen are discussing the development strategy for oral formulations of omecamtiv mecarbil. We anticipate that these plans may include studies designed to investigate the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil. We have agreed with Amgen upon a research plan focused on joint research activities in 2011 that will be directed to potential next-generation compounds in our cardiac muscle contractility program.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $1.6 million, $9.9 million and $20.9 million in the years ended December 31, 2010, 2009 and 2008, respectively. We recognized research and development revenue from Amgen of $1.5 million in 2010, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses. We recognized research and development revenue from Amgen of $7.1 million in the 2009, consisting of $4.0 million for the transfer of our existing inventories of omecamtiv mecarbil and related reference materials to Amgen and $3.1 million for reimbursements of FTEs and other costs.

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

Skeletal Muscle Contractility

CK-2017357 is the lead potential drug candidate from this program. We are also advancing another compound from this program, CK-2066260, in non-clinical studies intended to enable the filing of an IND in 2011. CK-2017357 and CK-2066260 are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds act on fast skeletal muscle troponin. Activation of troponin increases its sensitivity to calcium, leading to an increase in skeletal muscle contractility.

Each of CK-2017357 and CK-2066260 has demonstrated encouraging pharmacological activity in preclinical models and, with respect to CK-2017357, in healthy volunteers and ALS patients. In a recent Phase IIa clinical trial of CK-2017357 in ALS patients, evidence of potentially clinically relevant pharmacodynamic effects was observed. We are evaluating the potential indications for which CK-2017357 and CK-2066260 may be useful. In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of ALS. In July 2010, we were awarded a grant in the amount of $2.8 million by the National Institute of Neurological Disorders and Stroke, which is intended to support research and development of CK-2017357 for the potential treatment of myasthenia gravis for three years. The grant was awarded under the American Recovery and Reinvestment Act of 2009. We recognized revenue of $0.4 million under this grant arrangement in 2010, which we recorded as research and development, grant and other revenues.

Early in 2010, we announced data from two Phase I clinical trials evaluating CK-2017357 in healthy volunteers. The first trial established a maximum tolerated single dose of CK-2017357 of 2000 mg. Also in this trial, CK-2017357 produced concentration-dependent, statistically significant increases versus placebo in the force developed by the tibialis anterior muscle. CK-2017357 was well-tolerated and no serious adverse events were reported. The second Phase I trial was a study of multiple doses of CK-2017357. At steady state, both the maximum plasma concentration and the area under the CK-2017357 plasma concentration versus time curve from before dosing until 24 hours after dosing were generally dose-proportional. In general, systemic exposure to CK-2017357 in this trial was high and inter-subject variability was low. In addition, these multiple-dose regimens of CK-2017357 were well-tolerated, and no serious adverse events were reported.

We have initiated three “evidence of effect” Phase IIa clinical trials of CK-2017357: one trial in patients with ALS, which was completed in December 2010, one ongoing trial in patients with symptoms of claudication associated with peripheral artery disease (“PAD”), and one ongoing trial in patients with generalized myasthenia gravis. Our evidence of effect clinical trials are randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of CK-2017357 intended to translate the mechanism of action of CK-2017357, as demonstrated pharmacodynamically in healthy volunteers, to patients with impaired muscle function and potentially to establish statistically significant and clinically relevant evidence of pharmacodynamic effects. These trials may then form the basis for larger clinical trials designed to demonstrate proof of concept.

In April 2010, we initiated and in December 2010, we completed a Phase IIa evidence of effect clinical trial of CK-2017357 in ALS patients. 67 patients were enrolled in this trial. Results from this trial were presented in December 2010 at the Clinical Trials Session at the 21st International Symposium on ALS/Motor Neurone Diseases. Increases in multiple clinically relevant pharmacodynamic assessments were observed, and the two doses of CK-2017357 administered (250 mg and 500 mg) exhibited dose-proportional pharmacokinetics. The investigators also concluded that these single doses of CK-2017357 appeared to be safe and generally well-tolerated by the patients in this trial. There were no serious adverse events judged to have been drug-related, and most adverse events were classified by the investigators as mild. Most reports of dizziness, the most frequent and most clearly dose-related adverse event in the trial, were classified as mild and none were determined to be severe. We plan to present additional analyses of the data from this trial during a Plenary Session at the 63rd Annual Meeting of the American Academy of Neurology in April 2011 in Honolulu, Hawaii.

In June 2010, we initiated a Phase IIa evidence of effect clinical trial of CK-2017357 in patients with symptoms of claudication associated with PAD. At least 36 and up to 72 patients may be enrolled in this trial. The dose levels originally administered in this trial were 375 mg and 750 mg. In October 2010, we conducted an interim review of data from this trial that suggested potential pharmacodynamic activity of CK-2017357 to increase skeletal muscle performance in these patients. In addition, this review suggested that single oral doses of CK-2017357 were generally well-tolerated by most patients in this trial. However, serious adverse events were reported by two patients: dizziness and mental confusion in one and dizziness and dyskinesia (or abnormal movements) in the other. Both patients required inpatient observation until their symptoms resolved. These events were not life-threatening and appeared to resolve spontaneously and completely without any additional treatment. Following these observations, the protocol was amended to lower the 750 mg dose to 500 mg. We are continuing to conduct this trial and anticipate that data will be available from this trial in the first half of 2011.

In January 2011, we initiated our third Phase IIa evidence of effect clinical trial of CK-2017357 in patients with generalized myasthenia gravis. At least 36 and up to 78 patients may be enrolled in this trial. Patients receive a single oral doses of placebo or 250 mg or 500 mg of CK-2017357. The primary objective of this trial is to assess the effects of CK-2017357 on measures of muscle strength, muscle fatigue and pulmonary function. The secondary objectives of this clinical trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects; to evaluate the safety and tolerability of CK-2017357 administered as single doses to patients with myasthenia gravis; and to evaluate the effect of CK-2017357 on investigator- and patient-determined global functional assessment and the Modified MG Symptom Score, an assessment combining patient reports and physician evaluations to assess the severity of symptoms due to myasthenia gravis. We are continuing to conduct this trial, and anticipate that data will be available from this trial by the end of 2011.

In the first half of 2011, we anticipate initiating a Phase I drug-drug interaction clinical trial of CK-2017357 administered orally to healthy volunteers. This trial is intended to evaluate the effects of CK-2017357 on the pharmacokinetics of riluzole and other drugs as well as the pharmacokinetics of CK-2017357 when administered after a meal and when fasting.

In the first half of 2011, we anticipate initiating a Phase II multi-dose, safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of CK-2017357 in ALS patients. This trial is expected to evaluate patients receiving daily oral doses of CK-2017357 for up to 14 days. The primary objective of this trial will be to evaluate the safety and tolerability of multiple doses of CK-2017357 in patients with ALS. In addition, patients will be asked to report their ALS symptoms using the ALS Functional Rating Scale-Revised (ALSFRS-R). Patients will also undergo tests of muscle fatigability, certain indices of pulmonary function, and patients’ and investigators’ global status assessments. This Phase II trial may be initiated after we have completed the initial part of the Phase I drug-drug interaction trial, which will focus on drug-drug interaction between riluzole and CK-2017357.

We anticipate that, in the first half of 2011, we will file an IND with the FDA to perform a Phase I, first-time-in humans clinical trial CK-2066260. We also anticipate initiating a first-in-humans Phase I clinical trial of CK-2066260 in healthy volunteers in the second half of 2011.

CK-2017357 and CK-2066260 are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $29.1 million, $17.5 million and $10.5 million in the years ended December 31, 2010, 2009 and 2008, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357, CK-2066260 or other compounds from this program into and through development.

Smooth Muscle Contractility

Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors which may be useful as potential treatments for diseases and conditions associated with excessive smooth muscle contraction, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstrictive diseases and may have applications for indications such as asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have also demonstrated pharmacological activity in preclinical models of vascular constriction. We intend to continue to conduct non-clinical development of compounds from this program.

In May 2010, a poster summarizing non-clinical data regarding our smooth muscle contractility program was presented at the American Thoracic Society’s 2010 International Conference.

Our smooth muscle myosin inhibitors are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $1.9 million, $5.0 million and $7.3 million in the years ended December 31, 2010, 2009 and 2008, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development.

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

In November 2006, we amended our strategic alliance with GSK and assumed responsibility, at our expense, for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins, other than CENP-E. GSK retained an option to resume responsibility for the development and commercialization of either or both of ispinesib and SB-743921. This option expired at the end of 2008. We agreed with GSK to terminate our strategic alliance effective February 28, 2010. We have retained all rights to ispinesib, SB-743921 and GSK-923295, subject to certain royalty obligations to GSK. GSK remains responsible for completing its Phase I clinical trial of GSK-923295 in cancer patients, at its expense. Following GSK’s completion of its Phase I clinical trial of GSK-923295, we will be responsible for any further research and development costs associated with GSK-923295.

Each of ispinesib, SB-743921 and GSK-923295 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently are responsible for all research and development costs associated with ispinesib and SB-743921. We recorded research and development expenses for activities relating to our mitotic kinesins oncology program of approximately $1.0 million, $3.6 million and $7.0 million in the years ended December 31, 2010, 2009 and 2008, respectively. We received and recognized as revenue, reimbursements from GSK for patent expenses related to our mitotic kinesins oncology program of zero, $45,000 and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. We have completed the Phase I portion of each of the Phase I/II clinical trials for ispinesib and SB-743921. GSK is completing the current Phase I clinical trial of GSK-923295. We do not currently intend to conduct any further development of these drug candidates ourselves. We are evaluating strategic alternatives for the future development and commercialization of ispinesib, SB-743921 and GSK-923295 with third parties. We may not be able to enter into an agreement regarding such a strategic alternative on acceptable terms, if it all.

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

In December 2006, we entered into our collaboration and option agreement with Amgen, under which we received an upfront, non-refundable, non-exclusive license and technology access fee of $42.0 million. In connection with entering into the agreement, we also entered into a common stock purchase agreement with Amgen. In January 2007, we issued 3,484,806 shares of our common stock to Amgen for net proceeds of $32.9 million, of which the $6.9 million purchase premium was recorded as deferred revenue. Through May 2009, we amortized the upfront non-exclusive license and technology access fee and stock purchase premium to license revenue ratably over the maximum term of the non-exclusive license, which was four years. In June 2009, we recognized as revenue the remaining balance of $21.4 million of the related deferred revenue when Amgen exercised its option, triggering the end of the non-exclusive license period. In June 2009, we received a non-refundable option exercise fee from Amgen of $50.0 million, which we recognized in revenue as license fees from a related party. We may receive additional payments from Amgen upon achieving certain pre-commercialization and commercialization milestones. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by the achievement of the specified milestones and the absence of ongoing performance obligations.

We have received reimbursements from Amgen for agreed research and development activities, which we recorded as revenue as the related expenses were incurred. We may be eligible to receive further reimbursements from Amgen for agreed research and development activities, which we will record as revenue if and when the related expenses are incurred. We record amounts received in advance of performance as deferred revenue. Revenues related to the reimbursement of FTEs were based on negotiated rates intended to approximate the costs for our FTEs.

Revenues from GSK in 2006 were based on negotiated rates intended to approximate the costs for our FTEs performing research under the strategic alliance and our out-of-pocket expenses, which we recorded as the related expenses were incurred. GSK paid us an upfront licensing fee, which we recognized ratably over the strategic alliance’s initial five-year research term, which ended in June 2006. In 2007, we received a $1.0 million milestone payment from GSK relating to its initiation of a Phase I clinical trial of GSK-923295. Milestone payments are non-refundable and are recognized as revenue when earned, as evidenced by achievement of the specified milestones and the absence of ongoing performance obligations. We record amounts received in advance of performance as deferred revenue. The revenues recognized to date are non-refundable, even if the relevant research effort is not successful. In December 2008, GSK’s option to license ispinesib and SB-743291 expired and all rights to these drug candidates remain with us under the collaboration and license agreement, subject to our royalty obligations to GSK. We agreed with GSK to terminate this strategic alliance, effective February 28, 2010. We have retained all rights to develop and commercialize ispinesib, SB-743921 and GSK-923295, subject to certain royalty obligations to GSK.

Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and other pre-commercialization milestones under our strategic alliance with Amgen, our results of operations may vary substantially from year to year.

If one or more of our drug candidates is approved for sale as a drug, we expect that our future revenues will most likely be derived from royalties on sales from drugs licensed to Amgen under our strategic alliance and from those licensed to future partners, and from direct sales of our drugs. We retain a product-by-product option to co-fund certain Phase III development activities under our strategic alliance with Amgen, thereby potentially increasing our royalties and affording us co-promotion rights in North America. If we exercise our co-promotion rights under this strategic alliance, we are entitled to receive reimbursement for certain sales force costs we incur in support of our commercial activities.

Research and Development

We incur research and development expenses associated with both partnered and unpartnered research activities. We expect to incur research and development expenses for omecamtiv mecarbil for the potential treatment of heart failure in accordance with agreed upon research and development plans with Amgen. We expect to incur research and development expenses for the continued conduct of preclinical studies and non-clinical and clinical development for CK-2017357, CK-2066260 and other skeletal sarcomere activators for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting, preclinical studies and non-clinical development of our smooth muscle myosin inhibitor compounds for the potential treatment of diseases and medical conditions associated with bronchoconstriction, vascular constriction, or both, and our research programs in other disease areas.

Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. In November 2006, under our amended collaboration and license agreement with GSK, we assumed responsibility for the continued research, development and commercialization of inhibitors of KSP, including ispinesib and SB-743921, and other mitotic kinesins other than CENP-E, at our sole expense.

Research and development expenses related to any development and commercialization activities we elect to fund consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and manufacturing, facilities costs and depreciation of equipment. From our inception through December 31, 2010, we incurred costs of approximately $136.4 million for research and development activities relating to our cardiac muscle contractility program, $65.0 million for our skeletal muscle contractility program, $28.3 million for our smooth muscle contractility program, $71.9 million for our mitotic kinesin inhibitors program, $53.7 million for our proprietary technologies and $60.0 million for other research programs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including, but not limited to, finance, human resources, legal, business and commercial development and strategic planning. Other significant costs include facilities costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and regulatory compliance. We expect that general and administrative expenses will increase in 2011.

Restructuring

In September 2008, we announced a restructuring plan to realign our workforce and operations in line with a strategic reassessment of our research and development activities and corporate objectives

We completed all restructuring activities and recognized all anticipated restructuring charges by December 31, 2009.

Stock Compensation

The following table summarizes stock-based compensation related to stock options, restricted stock awards and employee stock purchases for 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008

Research and development	$1,871	$2,345	$2,794
General and administrative	2,146	2,561	2,812

Stock-based compensation included in operating expenses	$4,017	$4,906	$5,606

As of December 31, 2010, there was $4.8 million of total unrecognized compensation cost related to non-vested stock options granted under our stock plans. We expect to recognize that cost over a weighted-average period of 2.5 years. In addition, through 2008, we continued to amortize deferred stock-based compensation recorded for stock options granted prior to our initial public offering. The remaining balance became fully amortized in 2008.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the year ended December 31, 2008 because we had a net taxable loss in that period. We recorded an income tax provision of $150,000 in 2009 due to alternative minimum tax (“AMT”). However, due to the Department of the Treasury’s further guidance clarifying that utilization of the AMT net operating loss (“NOL”) was not limited to 90% as part of the 5-year NOL carryback provision brought about by the Worker, Homeownership, and Business Assistance Act of 2009, the 2009 AMT liability was reversed in 2010. In addition to the $150,000 benefit related to the AMT liability, we also recognized a $26,000 benefit related to the monetization of the federal research tax credit for a total benefit of approximately $176,000 in 2010.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2010, 2009 and 2008. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $15.6 million in 2010, decreased by $9.56 million in 2009, and increased by $23.9 million in 2008.

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

We had federal net operating loss carryforwards of approximately $329.7 million and state net operating loss carryforwards of approximately $174.8 million before federal benefit at December 31, 2010. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2020 and 2011, respectively. The net operating loss carryforwards include deductions for stock options. When utilized, the portion related to stock option deductions will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

We had research credit carryforwards of approximately $9.7 million and $9.5 million for federal and California state income tax purposes, respectively, at December 31, 2010. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an ‘ownership change‘ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. Our existing net operating losses and tax credits are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code and result in additional limitations. During the year ended December 31, 2007, we conducted a study and determined that we would not be able to utilize a portion of our federal research credit as a result of such a restriction. Accordingly, we reduced our deferred tax assets and the corresponding valuation allowance by $0.8 million. As a result, the research credit amount as of December 31, 2007 reflects the restriction on our ability to use the credit.

Accounting guidance for income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. It also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The unrecognized tax benefits on our research credits are based on our evaluation of the underlying research expenditures. We have reduced the respective deferred tax assets and valuation allowance to reflect the unrecognized tax benefits. These adjustments did not have any impact on the income tax expense.

Interest accrued related to unrecognized tax benefits and penalties were zero for 2010 and 2009. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

Results of Operations

Years ended December 31, 2010, 2009 and 2008

Revenues

				Increase
	Years Ended December 31,			(Decrease)
	2010	2009	2008	2009	2008
	(In millions)

Research and development revenues from related parties	$1.5	$7.1	$0.2	$(5.6)	$6.9
Research and development, grant and other revenues	1.1	—	—	1.1	—
License revenues from related parties	—	74.4	12.2	(74.4)	62.2

Total revenues	$2.6	$81.5	$12.4	$(78.9)	$69.1

We recorded total revenues of $2.6 million, $81.5 million and $12.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Amgen and, through 2009, GSK. Research and development revenues from Amgen were $1.5 million in 2010, $7.1 million in 2009 and zero in 2008. Research and development revenues of $1.5 million from Amgen in 2010 represented reimbursements of FTE and out of pocket expenses. Research and development revenues of $7.1 million from Amgen in 2009 consisted of $4.0 million for the transfer of the majority of our existing inventories of omecamtiv mecarbil and related reference materials, and $3.1 million for FTE and out of pocket expense reimbursements.

Research and development revenues from GSK were zero, $45,000 and $0.2 million in 2010, 2009 and 2008, respectively. Research and development revenues from GSK in 2009 and 2008 consisted of patent expense reimbursements. In December 2008, GSK’s option to license each of ispinesib and SB-743921 as provided under the parties’ collaboration and license agreement expired. Accordingly, we retain all rights to both ispinesib and SB-743921, subject to certain royalty obligations to GSK. In December 2009, we and GSK agreed to terminate the collaboration and license agreement, effective February 28, 2010. We have retained all rights to ispinesib, SB-743921, and GSK-923295, subject to certain royalty obligations to GSK.

In July 2010, the National Institute of Neurological Disorders and Strokes awarded us a grant to support research and development of CK-2017357 directed to the potential treatment for myasthenia gravis for a period of up to three years. We recognized grant revenue of $0.4 million under this grant arrangement in 2010. We are eligible to receive additional funds of up to $2.4 million through 2013 under this grant.

In November 2010, we were notified by the Internal Revenue Service that we would receive total cash grants of $0.7 million based on our applications for certain investments in qualified therapeutic discovery projects under Section 48D of the Internal Revenue Code. The grants relate to certain research and development costs we incurred in 2009 in connection with our cardiac, skeletal and smooth muscle contractility programs. We received and recognized as grant revenue $0.7 million under this grant in 2010.

License revenues from related parties refers to license revenues from our strategic alliance with Amgen. License revenues were zero, $74.4 million and $12.2 million in 2010, 2009 and 2008, respectively. License revenues for 2009 consisted of the May 2009 $50.0 million option exercise fee from Amgen and the recognition of deferred revenue of the remaining $24.4 million related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen. License revenue of $12.2 million in 2008 consisted of amortization of the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen.

Deferred revenue related to the Amgen strategic alliance was zero and $0.8 million at December 31, 2010 and 2009, respectively. The deferred revenue balance at December 31, 2009 related to Amgen’s prepayment of FTE reimbursements.

Research and development expenses

				Increase
	Years Ended December 31,			(Decrease)
	2010	2009	2008	2010	2009
	(In millions)

Research and development expenses	$38.0	$39.8	$54.0	$(1.8)	$(14.2)

Research and development expenses decreased $1.8 million in 2010 compared to 2009, and decreased $14.2 million in 2009 compared to 2008. The decrease in 2010 was primarily due to a decrease of $2.3 million in personnel expenses, partially offset by increases of $0.3 million in outsourcing costs related to our muscle contractility clinical trial programs and $0.3 million in laboratory expenses. The decrease in 2009 was primarily due to decreases in clinical and preclinical outsourcing costs of $9.8 million related to our cardiac muscle contractility and mitotic kinesin inhibitors clinical trial programs and preclinical outsourcing costs, $2.2 million for personnel-related costs and $2.0 million for laboratory and facility related costs.

From a program perspective, the decline in research and development spending in 2010 compared to 2009 was due to decreases of $8.3 million for our cardiac muscle contractility program, $3.1 million for our smooth muscle contractility program, $2.6 million for our mitotic kinesin inhibitors program and $1.0 million for our proprietary technologies, partially offset by increases of $11.6 million for our skeletal muscle contractility program and $1.6 million for our other research and preclinical programs. The decline in research and development spending in 2009 compared to 2008 was due to decreases of $11.0 million for our cardiac muscle contractility program, $2.3 million for our smooth muscle contractility program, $3.4 million for our mitotic kinesin inhibitors program, $1.9 million for our proprietary technologies and $2.6 million for our other research and preclinical programs, partially offset by an increase of $7.0 million for our skeletal muscle contractility program.

				Increase
	Years Ended December 31,			(Decrease)
	2010	2009	2008	2010	2009
	(In millions)

Cardiac muscle contractility	$1.6	$9.9	$20.9	$(8.3)	$(11.0)
Skeletal muscle contractility	29.1	17.5	10.5	11.6	7.0
Smooth muscle contractility	1.9	5.0	7.3	(3.1)	(2.3)
Mitotic kinesin inhibitors	1.0	3.6	7.0	(2.6)	(3.4)
Proprietary technologies	—	1.0	2.9	(1.0)	(1.9)
All other research programs	4.4	2.8	5.4	1.6	(2.6)

Total research and development expenses	$38.0	$39.8	$54.0	$(1.8)	$(14.2)

Clinical development timelines, likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We anticipate that we will determine on an ongoing basis which research and development programs to pursue and how much funding to direct to each program, taking into account the scientific and clinical success of each drug candidate. The lengthy process of seeking regulatory approvals and subsequent compliance with applicable regulations requires the expenditure of substantial resources. Any failure by us to obtain and maintain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, could have a material adverse effect on our results of operations.

We expect our research and development expenditures to increase in 2011 compared to 2010. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue development of our drug candidate CK-2017357 and our potential drug candidate CK-2066260 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. We expect to continue research and development of our smooth muscle myosin inhibitor compounds, which may be useful for the potential treatment of diseases and medical conditions associated with bronchoconstriction or vasoconstriction. We anticipate that research and development expenses for 2011 will be in the range of $42.0 million to $47.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.5 million are included in our estimate of 2011 research and development expenses.

General and administrative expenses

				Increase
	Years Ended December 31,			(Decrease)
	2010	2009	2008	2010	2009
	(In millions)

General and administrative expenses	$14.2	$15.6	$15.1	$(1.4)	$0.5

General and administrative expenses decreased $1.4 million in 2010 compared with 2009, and increased $0.5 million in 2009 compared with 2008. The decrease in 2010 was primarily due to lower personnel expenses of $1.3 million. The increase in 2009 was primarily due to an increase in personnel expenses of $1.2 million, partially offset by a decrease in legal expenses of $0.7 million. The $1.2 million increase in personnel expense in 2009 was primarily due to no employee bonuses being paid for 2008 and a special bonus totaling $1.5 million being paid to all employees in July 2009 in recognition of our employees’ contributions which resulted both in Amgen exercising its option for an exclusive license to omecamtiv mecarbil and related compounds and in our closing of the registered direct equity offering in 2009, partially offset by decreases in salaries and stock-based compensation.

We expect that general and administrative expenses will increase in 2011. We anticipate general and administrative expenses to be in the range of $15.0 million to $17.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.3 million are included in our estimate of 2011 general and administrative expenses.

Interest and Other, net

Components of Interest and Other, net are as follows:

				Increase (Decrease)
				in Interest and
				Other
	Years Ended December 31,			Income, Net
	2010	2009	2008	2010	2009
	(In millions)

Unrealized gain (loss) on auction rate securities (“ARS”) (Note 3 and Note 4)	$2.4	$1.0	$(3.4)	$1.4	$4.4
Unrealized gain (loss) on investment put option related to ARS Rights (Note 3 and Note 4)	(2.4)	(1.0)	3.4	(1.4)	(4.4)
Warrant expense	—	(1.6)	—	1.6	(1.6)
Interest income and other income	0.4	0.6	3.2	(0.2)	(2.6)
Interest expense and other expense	(0.2)	(0.4)	(0.5)	0.2	0.1

Interest and Other, net	$0.2	$(1.4)	$2.7	$1.6	$(4.1)

Investments that we designate as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and included in Interest and Other, net. We classified our investments in ARS as trading securities as of December 31, 2009 and 2008.

Warrant expense of $1.6 million for 2009 is related to the change in the fair value of the warrant liability in connection with our registered direct equity offering in May 2009.

Interest income and other income consists primarily of interest income generated from our cash, cash equivalents and investments. Interest income and other income decreased in 2010 compared to 2009, and in 2009 compared to 2008, primarily due to lower market interest rates earned on our investments.

Interest expense and other expense primarily consists of interest expense on borrowings under our equipment financing lines and, for 2009 and 2010, interest expense on our loan with UBS Bank USA that originated in January 2009. The decreases in interest and other expense in 2010 compared to 2009, and in 2009 compared to 2008, were primarily due to lower outstanding balances on our equipment financing lines, partially offset by interest on our loan with UBS.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through December 31, 2010, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

Our cash, cash equivalents and investments, excluding restricted cash, totaled $72.8 million at December 31, 2010, down from $114.7 million including ARS and the investment put option related to ARS Rights at December 31, 2009. See Note 3, “Cash Equivalents and Investments” in the Notes to Financial Statements for further discussion of Investments in Auction Rate Securities and Investment Put Option Related to Auction Rate Securities Rights. The decrease of $41.9 million primarily resulted from our net loss of $49.3 million and the repayment of $10.2 million on our loan with UBS, partially offset by $14.0 million net proceeds from the 2007 committed equity financing facility with Kingsbridge.

We have received net proceeds from the sale of equity securities of $350.3 million from August 5, 1997, the date of our inception, through December 31, 2010, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement in 2001, GSK made a $14.0 million equity investment in Cytokinetics. GSK made additional equity investments in Cytokinetics in 2003 and 2004 of $3.0 million and $7.0 million, respectively.

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

In October 2007, we entered into a new committed equity financing facility with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. In October 2010, the 2007 committed equity financing facility was amended to extend its expiration date until the first to occur of March 31, 2011 or the purchase by Kingsbridge of the maximum number of shares under the CEFF. Subject to certain conditions and limitations, which include a minimum volume-weighted average price of $2.00 for our common stock, from time to time under this facility, at our election, Kingsbridge is committed to purchase newly-issued shares of our common stock at a price between 90% and 94% of the volume- weighted average price on each trading day during an eight-day, forward-looking pricing period. The maximum number of shares we may issue in any pricing period is the lesser of 2.5% of our market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of this arrangement, we issued a warrant to Kingsbridge to purchase 230,000 shares of our common stock at a price of $7.99 per share, which represents a premium over the closing price of our common stock on the date we entered into this facility. This warrant became exercisable beginning six months after the October 2007 issuance date and will remain exercisable for a period of three years thereafter. We may sell a maximum of 9,779,411 shares under this facility (exclusive of the shares underlying the warrant). Under the rules of the NASDAQ Stock Market LLC, this is approximately the maximum number of shares we may sell to Kingsbridge without our stockholders’ approval. This restriction limits the amount of proceeds we are able to obtain from this committed equity financing facility. We are not obligated to sell any of the $75.0 million of common stock available under this facility and there are no minimum commitments or minimum use penalties. The committed equity financing facility does not contain any restrictions on our operating activities, any automatic pricing resets or any minimum market volume restrictions. In 2009, we received gross proceeds of $6.9 million by selling 3,596,728 shares of our common stock to Kingsbridge under the 2007 committed equity financing facility, before offering costs of $0.1 million. In 2010, we received gross proceeds of $14.0 million by selling 5,339,819 shares of our common stock to Kingsbridge under the facility. As of March 10, 2011, up to 842,864 shares of our common stock remain available for sale under the 2007 committed equity financing facility.

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

As of December 31, 2010, we have received $100.6 million in non-equity payments from Amgen and $54.5 million in non-equity payments from GSK.

Under equipment financing arrangements, we received $23.7 million from August 5, 1997, the date of our inception, through December 31, 2010. Interest earned on investments, excluding non-cash amortization/accretion of purchase premiums/discounts, was $1.4 million, $1.6 million and $2.9 million in 2010, 2009 and 2008, respectively, and $29.3 million from August 5, 1997, the date of our inception, through December 31, 2010.

Net cash used in operating activities was $44.8 million in 2010 and primarily resulted from our net loss of $49.3 million less $4.0 million of non-cash stock-based compensation expense. Net cash provided by operations was $8.4 million in 2009 and primarily resulted from net income of $24.5 million, partially offset by a $23.7 million decrease in deferred revenue. Net income in the period primarily resulted from the recognition of $74.4 million of license revenue and $7.1 million of research and development revenue from Amgen, partially offset by cash operating expenses. We had no deferred revenue at December 31, 2010, compared to a balance of $0.8 million as of December 31, 2009. The balance of deferred revenue at December 31, 2009 consisted of Amgen’s prepayments of FTE reimbursements. Net cash used by operating activities in 2008 was $61.3 million and primarily resulted from our net loss of $56.4 million. Deferred revenue decreased $12.1 million in 2008 to $24.5 million at December 31, 2008 from $36.6 million at December 31, 2007. The decrease was primarily due to the $12.2 million amortization of deferred Amgen license revenue.

Net cash provided by investing activities in 2010 was $34.2 million and primarily consisted of proceeds from sales and maturities of investments (including ARS), net of cash used to purchase investments, of $33.8 million. Net cash used in investing activities was $53.5 million in 2009 and primarily represented cash used to purchase investments, net of proceeds from the maturity of investments (including ARS), of $54.1 million. Restricted cash totaled $0.8 million at December 31, 2010, down from $1.7 million at December 31, 2009, with the decrease due to the contractual semi-annual reductions in the amount of security deposit required by General Electric Capital Corporation (“GE Capital”) in connection with our equipment financing credit lines. Net cash used in investing activities was $10.0 million in 2008 and primarily represented cash used in purchase of investments, net of proceeds from the maturity of investments, of $11.9 million. Restricted cash totaled $2.8 million at December 31, 2008, down from $5.2 million at December 31, 2007. This decrease was due to the contractual semi-annual reduction in the amount of security deposit required by GE Capital in connection with our equipment financing credit lines.

Net cash provided by financing activities was $2.5 million in 2010 and primarily consisted of proceeds from drawdowns under our 2007 committed equity financing facility with Kingsbridge of $14.0 million, net of issuance costs, partially offset by repayments of our loan with UBS of $10.2 million. Net cash provided by financing activities was $28.8 million in 2009 and primarily consisted of net proceeds from our May 2009 registered direct equity offering of $12.9 million, proceeds from our loan from UBS Bank USA of $12.4 million, and drawdowns under our 2007 committed equity financing facility with Kingsbridge of $6.8 million, net of issuance costs. Net cash used in financing activities was $3.5 million in 2008 and primarily represented principal payments of $4.1 million on our equipment financing credit lines with GE Capital.

Auction Rate Securities (“ARS”).  Our short-term investments at December 31, 2009 included (at par value) $17.9 million of ARS. These ARS were intended to provide liquidity via an auction process that reset the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests. With the liquidity issues experienced in global credit and capital markets, these ARS experienced multiple failed auctions beginning in February 2008, as the amount of securities submitted for sale exceeded the amount of purchase orders. As a result, the ARS ceased to be liquid.

The fair values of the ARS as of December 31, 2009 were estimated utilizing a discounted cash flow analysis. The fair value of our investments in ARS as of December 31, 2009 was determined to be $15.5 million. Changes in the fair value of the ARS, excluding the sale of ARS, were recognized in current period earnings in Interest and Other, net. Accordingly, in the year ended December 31, 2010, we recognized unrealized gains of $2.4 million on our ARS to reflect the change in fair value, and the sale of $17.9 million of our ARS at par value. In the year ended December 31, 2009, we recognized unrealized gains of $1.0 million on our ARS to reflect the change in fair value and the sale of $2.1 million of ARS at par value.

In connection with the failed auctions of our ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, we accepted a settlement with UBS AG pursuant to which UBS AG issued to us the Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provided us the right to receive the par value of our ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest at any time between June 30, 2010 and July 2, 2012.

The enforceability of the ARS Rights resulted in a put option, which we recognized as a separate freestanding instrument that was accounted for separately from the ARS. As of December 31, 2009, we recorded $2.4 million as the fair value of the investment put option related to the ARS Rights, classified in short-term assets on the balance sheet. On June 30, 2010, we exercised the ARS Rights, requiring that UBS AG purchase our remaining outstanding ARS at par value of $7.5 million. Accordingly, on the settlement date of July 1, 2010, UBS AG deposited the proceeds of $7.5 million into our money market account. The investment put option related to the ARS Rights was extinguished at that time.

In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement, with our ARS held in accounts with UBS Financial Services, Inc. as collateral. As of June 2010, the remaining balance of the loan with UBS was fully repaid.

See Note 3, “Cash Equivalents and Investments” and Note 4, “Fair Value Measurements” in the Notes to Financial Statements for further discussion of Investments in Auction Rate Securities and Investment Put Option Related to Auction Rate Securities Rights.

Shelf Registration Statement.  In November 2008, we filed a shelf registration statement with the SEC, which was declared effective in November 2008. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $100 million. As of March 10, 2011, $76.2 million remains available to us under this shelf registration statement, assuming all outstanding warrants are exercised in cash. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.

As of December 31, 2010, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total

Operating lease(1)	$2,950	$5,890	$6,555	$8,826	$24,221
Equipment financing line	833	152	—	—	985

Total	$3,783	$6,042	$6,555	$8,826	$25,206

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We plan to continue clinical development of our fast skeletal troponin activator CK-2017357 for the potential treatment of diseases and conditions related to skeletal muscle weakness or wasting. We plan to continue to conduct non-clinical development of our fast skeletal troponin activator CK-2066260 and, following clearance of an IND, clinical development. We plan to progress one or more of our smooth muscle myosin inhibitor compounds through non-clinical and clinical development. We expect to incur significant research and development expenses as we advance the research and development of our other compounds from our muscle contractility programs through research to candidate selection.

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

We believe that our existing cash and cash equivalents, investments and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 12 months.

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

Off-balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Investments

Available-for-sale and trading investments.  Our investments have consisted of ARS, municipal and government agency bonds, commercial paper, U.S. government treasury securities, and money market funds. We designated all investments, except for our ARS held by UBS, as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. During the fourth quarter of fiscal year 2008, we reclassified our ARS held by UBS from available-for-sale to trading securities. Investments that we designate as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings. See “Notes to Financial Statements — Note 3 — Cash Equivalents and Investments” for further detailed discussion. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Other-than-temporary impairment.  All of our available-for-sale investments are subject to a periodic impairment review. We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we have the intent and ability to hold the investment to maturity. When we determine that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which we determine that an other-than-temporary decline occurred. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in Interest and Other, net.

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

Funds received from third parties under grant arrangements are recorded as revenue if we are deemed to be the principal participant in the grant arrangement as the activities under the grant are part of our development programs. If we are not the principal participant, the grant funds are recorded as a reduction to research and development expense. Grant funds received are not refundable and are recognized when the related qualified research and development costs are incurred and when there is reasonable assurance that the funds will be received. Funds received in advance are recorded as deferred revenue.

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

Income taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the year ended December 31, 2008 because we had a net taxable loss in that period. We recorded an income tax provision of $150,000 in 2009 due to alternative minimum tax (“AMT”). However, due to the Department of the Treasury’s further guidance clarifying that utilization of the AMT net operating loss (“NOL”) was not limited to 90% as part of the 5-year NOL carryback provision brought about by the Worker, Homeownership, and Business Assistance Act of 2009, the 2009 AMT liability was reversed in 2010. In addition to the $150,000 benefit related to the AMT liability, we also recognized a $26,000 benefit related to the monetization of the federal research tax credit for a total benefit of approximately $176,000 in 2010.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2010, 2009 and 2008. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $15.6 million in 2010, decreased by $9.56 million in 2009, and increased by $23.9 million in 2008.

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

Interest accrued related to unrecognized tax benefits and penalties were zero for 2010 and 2009. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1, “Organization and Significant Accounting Policies” in the Notes to Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

Our exposure to market risk is limited to interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We are exposed to the impact of interest rate changes and changes in the market values of our investments. Our interest income is sensitive to changes in the general level of

U.S. interest rates. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest the majority of our excess cash in U.S. Treasuries and, by policy, limit the amount of credit exposure in any one issuer and investment class, with the exception of obligations of the U.S. Treasury and federal agencies, for which there are no such limits. We protect and preserve our invested funds by attempting to limit default, market and reinvestment risk. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

To minimize risk, we maintain our portfolio of cash and cash equivalents and short- and long-term investments in a variety of interest-bearing instruments, including U.S. government and agency securities, high grade municipal and U.S. bonds and money market funds. Our investment portfolio of short- and long-term investments is subject to interest rate risk, and will fall in value if market interest rates increase.

Our cash and cash equivalents are invested in highly liquid securities with maturities of three months or less at the time of purchase. Consequently, we do not consider our cash and cash equivalents to be subject to significant interest rate risk and have therefore excluded them from the table below. On the liability side, our equipment financing lines carry fixed interest rates and therefore also may be subject to changes in fair value if market interest rates fluctuate. We do not have any foreign currency or derivative financial instruments.

The table below presents the principal amounts and weighted average interest rates by year of maturity for our equipment financing lines and investment portfolio (dollars in thousands):

						Fair Value at
						December 31,
	2011	2012	2013	Beyond 2013	Total	2010

Assets:
Investments	$54,125	$1,206	—	—	$55,331	$55,331
Average interest rate	0.28%	0.42%	—	—	0.29%
Liabilities:
Equipment financing lines	$833	$152	—	—	$985	$947
Average interest rate	7.31%	7.25%	—	—	7.30%

Item 8.	Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytokinetics, Incorporated:

In our opinion, the accompanying balance sheets and the related statement of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Cytokinetics, Incorporated at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 and cumulatively, for the period from August 5, 1997 (date of inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP
San Jose, CA
March 10, 2011

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except
	share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$17,514	$25,561
Short-term investments	54,125	71,266
Investments in auction rate securities	—	15,542
Investment put option related to auction rate securities rights	—	2,358
Related party accounts receivable	46	180
Related party notes receivable	—	9
Prepaid and other current assets	1,813	2,005

Total current assets	73,498	116,921
Long-term investments	1,206	—
Property and equipment, net	2,321	3,713
Restricted cash	788	1,674
Other assets	179	291

Total assets	$77,992	$122,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,119	$1,683
Accrued liabilities	5,372	5,935
Short-term portion of equipment financing lines	833	1,616
Deferred revenue	—	751
Loan with UBS	—	10,201

Total current liabilities	7,324	20,186
Long-term portion of equipment financing lines	152	985

Total liabilities	7,476	21,171

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock:
Authorized: 10,000,000 shares in 2010 and 2009
Issued and outstanding: zero shares in 2010 and 2009	—	—
Common stock, $0.001 par value:
Authorized: 170,000,000 shares in 2010 and 2009
Issued and outstanding: 66,907,600 shares in 2010 and 61,275,036 shares in 2009	67	61
Additional paid-in capital	431,103	412,729
Accumulated other comprehensive income	(4)	1
Deficit accumulated during the development stage	(360,650)	(311,363)

Total stockholders’ equity	70,516	101,428

Total liabilities and stockholders’ equity	$77,992	$122,599

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

				Period from
				August 5, 1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2010	2009	2008	2010
	(In thousands, except per share data)

Revenues:
Research and development revenues from related parties	$1,487	$7,171	$186	$49,096
Research and development, grant and other revenues	1,090	—	—	4,045
License revenues from related parties	—	74,367	12,234	112,935

Total revenues	2,577	81,538	12,420	166,076

Operating expenses:
Research and development	38,013	39,840	53,950	415,290
General and administrative	14,199	15,626	15,076	130,362
Restructuring charges (reversals)	—	(23)	2,473	2,450

Total operating expenses	52,212	55,443	71,499	548,102

Operating income (loss)	(49,635)	26,095	(59,079)	(382,026)
Interest and other, net	172	(1,401)	2,705	21,350

Income (loss) before income taxes	(49,463)	24,694	(56,374)	(360,676)
Income tax provision (benefit)	(176)	150	—	(26)

Net income (loss)	$(49,287)	$24,544	$(56,374)	$(360,650)

Net income (loss) per common share:
Basic	$(0.77)	$0.43	$(1.14)

Diluted	$(0.77)	$0.42	$(1.14)

Weighted-average number of shares used in computing net income (loss) per common share:
Basic	64,165	57,390	49,392

Diluted	64,165	57,961	49,392

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Issuance of common stock upon exercise of stock options for cash at $0.015 per share	147,625	$—	$2	$—	$—	$—	$2
Issuance of common stock to founders at $0.015 per share in exchange for cash in January 1998	563,054	1	7	—	—	—	8
Net loss	—	—	—	—	—	(2,015)	(2,015)

Balances, December 31, 1998	710,679	1	9	—	—	(2,015)	(2,005)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	287,500	—	69	—	—	—	69
Issuance of warrants, valued using Black-Scholes model	—	—	41	—	—	—	41
Deferred stock-based compensation	—	—	237	(237)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	123	—	—	123
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(7,341)	(7,341)

Total comprehensive loss	—	—	—	—	—	—	(7,349)

Balances, December 31, 1999	998,179	1	356	(114)	(8)	(9,356)	(9,121)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	731,661	1	194	—	—	—	195
Deferred stock-based compensation	—	—	93	(93)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	101	—	—	101
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	(13,079)	(13,079)

Total comprehensive loss	—	—	—	—	—	—	(12,993)

Balances, December 31, 2000	1,729,840	2	643	(106)	78	(22,435)	(21,818)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	102,480	—	56	—	—	—	56
Repurchase of common stock	(33,334)	—	(19)	—	—	—	(19)
Compensation expense for acceleration of options	—	—	20	—	—	—	20
Deferred stock-based compensation	—	—	45	(45)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	93	—	—	93
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	(15,874)	(15,874)

Total comprehensive loss	—	—	—	—	—	—	(15,684)

Balances, December 31, 2001	1,798,986	2	745	(58)	268	(38,309)	(37,352)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	131,189	—	68	—	—	—	68
Repurchase of common stock	(3,579)	—	(2)	—	—	—	(2)
Deferred stock-based compensation	—	—	(2)	2	—	—	—
Amortization of deferred compensation	—	—	—	6	—	—	6
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	(23,080)	(23,080)

Total comprehensive loss	—	—	—	—	—	—	(23,308)

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Balances, December 31, 2002	1,926,596	$2	$809	$(50)	$40	$(61,389)	$(60,588)
Issuance of common stock upon exercise of stock options for cash at $0.20-$1.20 per share	380,662	—	310	—	—	—	310
Stock-based compensation	—	—	158	—	—	—	158
Deferred stock-based compensation	—	—	4,369	(4,369)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	768	—	—	768
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(32,685)	(32,685)

Total comprehensive loss	—	—	—	—	—	—	(32,679)

Balances, December 31, 2003	2,307,258	2	5,646	(3,651)	46	(94,074)	(92,031)
Issuance of common stock upon initial public offering at $13.00 per share, net of issuance costs of $9,151	7,935,000	8	93,996	—	—	—	94,004
Issuance of common stock to related party for $13.00 per share	538,461	1	6,999	—	—	—	7,000
Issuance of common stock to related party	37,482	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	17,062,145	17	133,155	—	—	—	133,172
Issuance of common stock upon cashless exercise of warrants	115,358	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash at $0.20-$6.50 per share	404,618	—	430	—	—	—	430
Issuance of common stock pursuant to ESPP at $8.03 per share	69,399	—	557	—	—	—	557
Stock-based compensation		—	278	—	—	—	278
Deferred stock-based compensation	—	—	2,198	(2,198)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	1,598	—	—	1,598
Repurchase of unvested stock	(16,548)	—	(20)	—	—	—	(20)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	(234)	—	(234)
Net loss				—	—	(37,198)	(37,198)

Total comprehensive loss	—	—	—	—	—	—	(37,432)

Balances, December 31, 2004	28,453,173	28	243,239	(4,251)	(188)	(131,272)	107,556
Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	196,703	1	370	—	—	—	371
Issuance of common stock pursuant to ESPP at $4.43 per share	179,520	—	763	—	—	—	763
Issuance of common stock upon cashless exercise of warrants	14,532	—	—	—	—	—	—
Issuance of common stock upon drawdown of committed equity financing facility at $6.13-$7.35 per share, net of issuance costs of $178	887,576	1	5,546	—	—	—	5,547
Stock-based compensation	—	—	67	—	—	—	67
Amortization of deferred stock-based compensation, net of cancellations	—	—	(439)	1,799	—	—	1,360
Repurchase of unvested stock	(20,609)	—	(25)	—	—	—	(25)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	174	—	174
Net loss				—	—	(42,252)	(42,252)

Total comprehensive loss	—	—	—	—	—	—	(42,078)

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Balances, December 31, 2005	29,710,895	$30	$249,521	$(2,452)	$(14)	$(173,524)	$73,561
Issuance of common stock upon exercise of stock options for cash at $0.20-$7.10 per share	354,502	—	559	—	—	—	559
Issuance of common stock pursuant to ESPP at a weighted price of $4.43 per share	193,248	—	856	—	—	—	856
Issuance of common stock pursuant to registered direct offerings at $6.60 and $7.00 per share, net of issuance costs of $3,083	10,285,715	10	66,907	—	—	—	66,917
Issuance of common stock upon drawdown of committed equity financing facility at $5.53-$7.02 per share	2,740,735	3	16,954	—	—	—	16,957
Stock-based compensation	—	—	3,421	—	—	—	3,421
Amortization of deferred stock-based compensation, net of cancellations	—	—	(138)	1,358	—	—	1,220
Repurchase of unvested stock	(1,537)	—	(2)	—	—	—	(2)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	(61)	—	(61)
Net loss				—	—	(57,115)	(57,115)

Total comprehensive loss	—	—	—	—	—	—	(57,176)

Balances, December 31, 2006	43,283,558	43	338,078	(1,094)	(75)	(230,639)	106,313
Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	259,054	1	511	—	—	—	512
Issuance of common stock pursuant to ESPP at a weighted price of $4.49 per share	179,835	—	807	—	—	—	807
Issuance of common stock upon drawdown of committed equity financing facility at $4.43-$4.81 per share	2,075,177	2	9,540	—	—	—	9,542
Issuance of common stock to related party for $9.47 per share, net of issuance costs of $57	3,484,806	3	26,006	—	—	—	26,009
Stock-based compensation	—	—	4,833	—	—	—	4,833
Amortization of deferred stock-based compensation, net of cancellations	—	—	(45)	765	—	—	720
Repurchase of unvested stock	(68)	—	—	—	—	—	—
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	74	—	74
Net loss				—	—	(48,894)	(48,894)

Total comprehensive loss	—	—	—	—	—	—	(48,820)

Balances, December 31, 2007	49,282,362	49	379,730	(329)	(1)	(279,533)	99,916
Issuance of common stock upon exercise of stock options for cash at $0.58-$3.37 per share	95,796	—	131	—	—	—	131
Issuance of common stock pursuant to ESPP at a weighted price of $2.85 per share	164,451	—	468	—	—	—	468
Issuance of restricted stock at a price of $0.001 per share	397,960	1	(1)	—	—	—	—
Cancellation of restricted stock	(1,500)	—	—	—	—	—	—
Stock-based compensation	—	—	5,277	—	—	—	5,277
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	329	—	—	329
Components of comprehensive loss:
Change in unrealized gain (loss) on investments			—	—	19	—	19
Net loss				—	—	(56,374)	(56,374)

Total comprehensive loss	—	—	—	—	—	—	(56,355)

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Deficit
					Other	Accumulated
			Additional	Deferred	Comprehensive	During the	Total
	Common Stock		Paid-In	Stock-Based	Income	Development	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Stage	Equity (Deficit)
	(In thousands, except share and per share data)

Balances, December 31, 2008	49,939,069	$50	$385,605	$—	$18	$(335,907)	$49,766
Issuance of common stock upon exercise of stock options for cash at $0.20-$4.95 per share	492,003	—	588	—	—	—	588
Issuance of common stock pursuant to ESPP at a weighted price of $1.66 per share	149,996	—	249	—	—	—	249
Issuance of common stock and warrants pursuant to registered direct offering at $1.97 per share, net of issuance costs of $1,062	7,106,600	7	14,515	—	—	—	14,522
Issuance of common stock upon drawdown of committed equity financing facility at $1.80-$2.29 per share, net of issuance costs of $98	3,596,728	4	6,846	—	—	—	6,850
Cancellation of restricted stock	(9,360)	—	—	—	—	—	—
Stock-based compensation	—	—	4,906	—	—	—	4,906
Tax benefit from stock based compensation	—	—	20	—	—	—	20
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(17)	—	(17)
Net income	—	—	—	—	—	24,544	24,544

Total comprehensive income	—	—	—	—	—	—	24,527

Balances, December 31, 2009	61,275,036	61	412,729	—	1	(311,363)	101,428
Issuance of common stock upon exercise of stock options for cash at $0.58-$2.00 per share	176,433	1	197	—	—	—	198
Issuance of common stock pursuant to ESPP at a weighted price of $1.70 per share	134,237	—	228	—	—	—	228
Issuance of common stock upon drawdown of committed equity financing facility at $2.05-$3.15 per share, net of issuance costs of $1)	5,339,819	5	13,952	—	—	—	13,957
Cancellation of restricted stock	(17,925)	—	—	—	—	—	—
Stock-based compensation	—	—	4,017	—	—	—	4,017
Reversal of tax benefit from stock based compensation	—	—	(20)	—	—	—	(20)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	(49,287)	(49,287)

Total comprehensive loss	—	—	—	—	—	—	(49,292)

Balances, December 31, 2010	66,907,600	$67	$431,103	$—	$(4)	$(360,650)	$70,516

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

				Period from
				August 5,
				1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2010	2009	2008	2010
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$(49,287)	$24,544	$(56,374)	$(360,650)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,900	2,021	2,456	27,366
(Gain) loss on disposal of equipment	(13)	(40)	3	298
Non-cash impairment charges	—	103	—	103
Non-cash restructuring expenses, net of reversals	—	22	476	498
Non-cash interest expenses	—	—	77	504
Non-cash forgiveness of loan to officers	9	10	51	434
Stock-based compensation	4,017	4,906	5,606	29,276
Tax benefit from stock-based compensation	20	(20)	—	—
Non-cash warrant expense	—	1,585	—	1,626
Other non-cash expenses	—	—	7	141
Changes in operating assets and liabilities:
Related party accounts receivable	134	41	(145)	(397)
Prepaid and other assets	304	(166)	192	(2,020)
Accounts payable	(536)	334	(6)	1,186
Accrued liabilities	(627)	(1,183)	(1,540)	5,172
Related party payables and accrued liabilities	—	—	(22)	—
Deferred revenue	(751)	(23,741)	(12,109)	—

Net cash provided by (used in) operating activities	(44,830)	8,416	(61,328)	(296,463)

Cash flows from investing activities:
Purchases of investments	(109,860)	(132,205)	(24,462)	(911,430)
Proceeds from sales and maturities of investments	125,790	75,970	12,607	836,153
Proceeds from sales of auction rate securities	17,900	2,125	—	20,025
Purchases of property and equipment	(493)	(550)	(658)	(30,593)
Proceeds from sales of property and equipment	14	74	—	138
(Increase) decrease in restricted cash	886	1,076	2,417	(788)
Issuance of related party notes receivable	—	—	—	(1,146)
Proceeds from repayments of notes receivable	—	30	130	859

Net cash provided by (used in) investing activities	34,237	(53,480)	(9,966)	(86,782)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	—	12,937	—	206,871
Proceeds from draw down of committed equity financing facilities, net of issuance costs	13,958	6,850	—	52,854
Proceeds from other issuances of common stock	425	837	599	7,419
Proceeds from issuance of preferred stock, net of issuance costs	—	—	—	133,172
Repurchase of common stock	—	—	—	(68)
Proceeds from loan with UBS	—	12,441	—	12,441
Repayment of loan with UBS	(10,201)	(2,240)	—	(12,441)
Proceeds from equipment financing lines	—	—	—	23,696
Repayment of equipment financing lines	(1,616)	(2,039)	(4,050)	(23,185)
Tax (expense) benefit from stock-based compensation	(20)	20	—	—

Net cash provided by (used in) financing activities	2,546	28,806	(3,451)	400,759

Net increase (decrease) in cash and cash equivalents	(8,047)	(16,258)	(74,745)	17,514
Cash and cash equivalents, beginning of period	25,561	41,819	116,564	—

Cash and cash equivalents, end of period	$17,514	$25,561	$41,819	$17,514

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

Note 1 —	Organization and Significant Accounting Policies

Organization

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. The Company is a development stage enterprise and has been primarily engaged in conducting research, developing drug candidates and technologies, and raising capital. The Company has never generated revenues from commercial sales of its drugs and it may not have drugs to market for at least several years, if ever.

The Company’s registration statement for its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) on April 29, 2004. The Company’s common stock commenced trading on the NASDAQ National Market, now the NASDAQ Global Market, on April 29, 2004 under the trading symbol “CYTK”.

The Company’s consolidated financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $49.3 million and net cash used in operations of $44.8 million for the year ended December 31, 2010, and an accumulated deficit of approximately $360.7 million as of December 31, 2010. Cash, cash equivalents and investments decreased to $72.8 million at December 31, 2010 from $114.7 million at December 31, 2009. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods. If sufficient additional capital is not available on terms acceptable to the Company, its liquidity will be impaired.

The Company has funded its operations primarily through sales of common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and investments at December 31, 2010 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

Basis of Presentation

The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company’s cash, cash equivalents and investments are invested in deposits with three major financial institutions in the U.S. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any realized losses on its deposits of cash, cash equivalents or investments.

The economic turmoil in the United States in recent years, the extraordinary volatility in the stock markets and other current negative macroeconomic indicators could negatively impact the Company’s ability to raise the funds necessary to support its business and may materially adversely affect its business, operating results and financial condition.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Amgen Inc. (“Amgen”), its strategic partner. Approximately 58%, 100% and 99% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively, were derived from Amgen. Accounts receivable due from Amgen was $41,000 and $175,000 at December 31, 2010 and 2009, respectively and were included in related party accounts receivable. See also Note 6, “Related Party Transactions,” below regarding collaboration agreements with Amgen and GSK.

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

The Company’s operations and employees are located in the United States. In the years ended December 31, 2010, 2009 and 2008, all of the Company’s revenues were received from entities located in the United States or from United States affiliates of foreign corporations.

Restricted Cash

In accordance with the terms of the Company’s line of credit agreement with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. The balance of the certificate of deposit was $0.8 million and $1.7 million at December 31, 2010 and 2009, respectively, and was classified as restricted cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Investments

Available-for-sale and trading investments.  The Company’s investments have consisted of auction rate securities (“ARS”), U.S. municipal and government agency bonds, commercial paper, U.S. government treasury securities, and money market funds. The Company designates all investments, except for its ARS that were held by UBS AG (“UBS”), as available-for-sale and therefore reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. The Company reclassified its ARS held by UBS from available-for-sale to trading securities. Investments that the Company designates as trading assets are reported at

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

fair value, with gains or losses resulting from changes in fair value recognized in net income (loss). See Note 3 for further detailed discussion. Investments with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Funds received from third parties under grant arrangements are recorded as revenue if the Company is deemed to be the principal participant in the grant arrangement as the activities under the grant are part of the Company’s development program. If the Company is not the principal participant, the grant funds are recorded as a reduction to research and development expense. Grant funds received are not refundable and are recognized when the related qualified research and development costs are incurred and when there is reasonable assurance that the funds will be received. Funds received in advance are recorded as deferred revenue.

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income/(Loss)

The Company follows the accounting standards for the reporting and presentation of comprehensive income (loss) and its components. Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income (loss) for each of the years ended December 31, 2010, 2009 and 2008 was equal to net income (loss) adjusted for unrealized gains and losses on investments.

Segment Reporting

The Company has determined that it operates in only one segment.

Net Loss Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common shares, including outstanding stock options, unvested restricted stock, warrants, and shares issuable under the Employee Stock Purchase Plan (“ESPP”), by applying the

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

treasury stock method. The following is the calculation of basic and diluted net income (loss) per common share (in thousands except per share data):

	Years Ended December 31,
	2010	2009	2008

Net income (loss)	$(49,287)	$24,544	$(56,374)

Weighted-average common shares outstanding	64,286	57,717	49,477
Unvested restricted stock	(121)	(327)	(85)

Weighted-average shares used in computing net income (loss) per share — basic	64,165	57,390	49,392
Dilutive effect of stock options, unvested restricted stock and warrants	—	571	—

Weighted-average shares used in computing net income (loss) per share — diluted	64,165	57,961	49,392

Net income (loss) per common share:
Basic	$(0.77)	$0.43	$(1.14)
Diluted	$(0.77)	$0.42	$(1.14)

The following instruments were excluded from the computation of diluted net income (loss) per common share for the periods presented because their effect would have been antidilutive (in thousands):

	December 31,
	2010	2009	2008

Options to purchase common stock	8,096	5,960	5,975
Unvested restricted stock	—	—	396
Warrants to purchase common stock	4,027	474	474
Shares issuable related to the ESPP	40	80	43

Total shares	12,163	6,514	6,888

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

The following table summarizes stock-based compensation related to stock options, restricted stock awards and employee stock purchases, including, for 2008, amortization of deferred compensation recognized (in thousands):

	Years Ended December 31,
	2010	2009	2008

Research and development	$1,871	$2,345	$2,794
General and administrative	2,146	2,561	2,812

Stock-based compensation included in operating expenses	$4,017	$4,906	$5,606

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
	Employee		Employee		Employee
	Stock Options	ESPP	Stock Options	ESPP	Stock Options	ESPP

Risk-free interest rate	2.8%	0.29%	2.7%	0.58%	2.98%	2.15%
Volatility	73%	72%	76%	74%	64%	68%
Expected term (in years)	6.12	1.25	6.07	1.25	6.08	1.25
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

The Company uses its own volatility history based on its stock’s trading history for the period subsequent to the Company’s IPO in April 2004. Prior to the second quarter of 2010, because its outstanding options had an expected term of approximately six years, the Company supplemented its own volatility history by using comparable companies’ volatility history for the relevant period preceding the Company’s IPO. Starting the second quarter of 2010, the Company solely uses its own volatility history because it now has sufficient history to approximate the expected term of options granted.

The Company measures compensation expense for restricted stock awards at fair value on the date of grant and recognizes the expense over the expected vesting period. The fair value for restricted stock awards is based on the closing price of the Company’s common stock on the date of grant.

As of December 31, 2010, there was $4.8 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

The Company has adopted the new accounting guidance for improving disclosures about fair value measurements. The new guidance adds a requirement to disclose transfers in and out of Level 3 and fair value measurements, and clarifies existing guidance about the level of disaggregation of fair value measurements and disclosures regarding inputs and valuation techniques. The Company’s adoption of the new guidance did not have a material impact on its financial position or results of operations.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for recognizing revenue for multiple-deliverable revenue arrangements. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor specific objective evidence or third party evidence of value does not exist. The Company will adopt the new guidance prospectively for new revenue arrangements entered into or materially modified beginning in the first quarter of 2011. The Company does not believe adoption of the new guidance will have a significant impact on its financial position or results of operations; however, it is currently evaluating the impact that the guidance may have on the timing of revenue recognition for future arrangements.

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

In April 2010, the FASB issued new accounting guidance on the milestone method of revenue recognition. The new guidance codifies the milestone method as an acceptable revenue recognition model when a milestone is deemed to be substantive. The guidance is effective for the Company beginning in the first quarter of 2011, and the Company will apply the guidance prospectively for milestones achieved after the effective date. The Company does not expect that its adoption of the guidance will have a material impact on its financial position or results of operations.

Note 2 —	Supplementary Cash Flow Data

Supplemental cash flow information was as follows (in thousands):

				Period from
				August 5, 1997
	Years Ended December 31,			(Date of Inception) to
	2010	2009	2008	December 31, 2010

Cash paid for interest	$170	$399	$412	$4,568
Cash paid for income taxes	1	1	1	11
Significant non-cash investing and financing activities:
Deferred stock-based compensation	—	—	—	6,940
Purchases of property and equipment through accounts payable	141	126	127	141
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	—	258
Penalty on restructuring of equipment financing lines	—	—	—	475
Conversion of convertible preferred stock to common stock	—	—	—	133,172
Warrants issued in registered direct equity financing	—	1,585	—	1,585

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3 —	Cash Equivalents and Investments

Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and available for sale investments at December 31, 2010 and 2009 were as follows (in thousands):

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates

Cash equivalents — money market funds	$16,966	—	—	$16,966

Short-term investments — U.S. Treasury securities	$54,129	$4	$(8)	$54,125	1/2011 — 12/2011

Long-term investments — U.S. Treasury securities	$1,207	$—	$(1)	$1,206	1/2012

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates

Cash equivalents — money market funds	$23,773	—	—	$23,773

Short-term investments — U.S. Treasury securities	$71,265	$1	$—	$71,266	1/2010 — 6/2010

As of December 31, 2010, the Company’s cash equivalents had no unrealized losses, and its U.S. Treasury securities classified in short- and long-term investments had unrealized losses totaling approximately $9,000. The unrealized losses were primarily caused by slight increases in short-term interest rates subsequent to the purchase date of the related securities. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2011 through March 10, 2011 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities. As of December 31, 2009, the Company’s cash equivalents and short-term investments had no unrealized losses.

Interest income was $0.3 million, $0.6 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, and $28.4 million for the period August 5, 1997 (inception) through December 31, 2010.

Investments in Auction Rate Securities and Investment Put Option Related to Auction Rate Securities Rights

The Company’s short-term investments in ARS as of December 31, 2009 refer to securities that were structured with short-term interest reset dates every 28 days but with maturities generally greater than 10 years. At the end of each reset period, investors could attempt to sell the securities through an auction process or continue to hold the securities. In February 2008, auctions began to fail for these securities and each auction since then failed. Consequently, the ARS ceased to be liquid and the Company was not able to access these funds at that time. Because there ceased to be an active market for ARS, they therefore did not have a readily determinable market value.

In connection with the failed auctions of the Company’s ARS, which were marketed and sold by UBS AG and its affiliates, in October 2008, the Company accepted a settlement with UBS AG pursuant to which UBS AG issued to the Company Series C-2 Auction Rate Securities Rights (the “ARS Rights”). The ARS Rights provided the

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company the right to receive the par value of its ARS, i.e., the liquidation preference of the ARS plus accrued but unpaid interest from UBS at any time between June 30, 2010 and July 2, 2012.

At December 31, 2009, the Company held approximately $17.9 million in par value, $15.5 million carrying value, of ARS classified as short-term investments based on its intention to liquidate the investments on June 30, 2010, the earliest date it could exercise the ARS Rights. On June 30, 2010, the Company exercised its ARS Rights, requiring that UBS AG purchase the Company’s remaining outstanding ARS at par value of $7.5 million. Accordingly, on the settlement date of July 1, 2010, UBS AG deposited the proceeds of $7.5 million into the Company’s money market account. The Company had recorded the ARS Rights as an investment put option, which was extinguished at the time that the ARS Rights were exercised.

The fair value of the Company’s investments in its ARS as of December 31, 2009 was determined to be $15.5 million. Changes in the fair value of the ARS, excluding the sale of ARS, were recognized in current period earnings in Interest and Other, net. Accordingly, in the year ended December 31, 2010, the Company recognized unrealized gains of $2.4 million on its ARS to reflect the change in fair value, and the sale of $17.9 million of its ARS at par value. In the year ended 2009, the Company recognized unrealized gains of $1.0 million on its ARS to reflect the change in fair value, and the sale of $2.1 million of ARS at par value.

The ARS Rights represented a firm agreement in accordance with the accounting guidance for derivatives and hedging, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price and the timing of the transaction; and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the ARS Rights resulted in a put option that was recognized as a separate freestanding instrument that was accounted for separately from the ARS investments. The investment put option related to the ARS Rights did not meet the definition of a derivative instrument. Therefore, the Company elected to measure the investment put option related to the ARS Rights at fair value, in accordance with the fair value option permitted under fair value accounting guidance for financial instruments, to mitigate volatility in reported earnings due to their linkage to the ARS. The Company valued the investment put option related to the ARS Rights using a Black-Scholes option pricing model that included estimates of interest rates, based on data available, and was adjusted for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. As of December 31, 2009, the Company recorded $2.4 million as the fair value of the investment put option related to the ARS Rights, classified in short-term assets on the balance sheet. Changes in the fair value of the investment put option were recognized in current period earnings in Interest and Other, net. Accordingly, the Company recorded unrealized losses on the ARS Rights of $2.4 million in 2010 and unrealized losses of $1.0 million in 2009 in Interest and Other, net, in the statement of operations to reflect the change in fair value of the investment put option.

Note 4 —	Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2010
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value

Money market funds	$16,966	$—	$—	$16,966
U.S. Treasury securities	55,331	—	—	55,331

Total	$72,297	$—	$—	$72,297

Amounts included in:
Cash and cash equivalents	$16,966	$—	$—	$16,966
Short-term investments	54,125	—	—	54,125
Long-term investments	1,206	—	—	1,206

Total	$72,297	$—	$—	$72,297

	December 31, 2009
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value

Money market funds	$23,773	$—	$—	$23,773
U.S. Treasury securities	71,266	—	—	71,266
Investments in ARS	—	—	15,542	15,542
Investment put option related to ARS Rights	—	—	2,358	2,358

Total	$95,039	$—	$17,900	$112,939

Amounts included in:
Cash and cash equivalents	$23,773	$—	$—	$23,773
Short-term investments	71,266	—	—	71,266
Investments in ARS	—	—	15,542	15,542
Investment put option related to ARS Rights	—	—	2,358	2,358

Total	$95,039	$—	$17,900	$112,939

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. The

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

valuation technique used to measure fair value for Level 3 assets is an income approach, where, in most cases, the expected future cash flows are discounted back to present value for each asset, except for the investment put option related to the ARS Rights at December 31, 2009, for which the valuation was based on the Black-Scholes option pricing model and approximated the difference in value between the par value and the fair value of the associated ARS.

At December 31, 2009, the Company held approximately $15.5 million in fair value of ARS classified as short-term investments. The assets underlying the ARS were student loans which are substantially backed by the federal government. The fair value of these securities as of December 31, 2009 was estimated utilizing a discounted cash flow (“DCF”) model. The Company classified its ARS in the Level 3 category, as some of the inputs used in the DCF model were unobservable. The assumptions used in preparing the DCF model included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS, based on data that was available as of December 31, 2009. The significant assumptions of the DCF model were discount margins that were based on industry recognized student loan sector indices, an additional liquidity discount and an estimated term to liquidity. Other items that this analysis considered were the collateralization underlying the security investments, the creditworthiness of the counterparty and the timing of expected future cash flows. The Company’s ARS were also compared, when possible, to other observable market data for securities with similar characteristics as the ARS.

As of December 31, 2010, the Company had no financial assets measured at fair value on a recurring basis using significant Level 3 inputs. As of December 31, 2009, the Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs consisted solely of the ARS and the investment put option related to the ARS Rights. The following table provides a rollforward of all assets measured at fair value using significant Level 3 inputs for the twelve months ended December 31, 2009 and 2010 (in thousands):

		Investment Put Option
		Related to ARS
	ARS	Rights

Balance as of December 31, 2008	$16,636	$3,389
Unrealized gain on ARS, included in Interest and Other, net	1,031	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and Other, net	—	(1,031)
Sale of ARS	(2,125)	—

Balance as of December 31, 2009	$15,542	$2,358
Unrealized gain on ARS, included in Interest and Other, net	2,358	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and Other, net	—	(2,358)
Sale of ARS	(17,900)	—

Balance as of December 31, 2010	$—	$—

The Company’s equipment financing line debt is not recorded at fair value, but the Company is required to disclose its fair value. The Company determined the fair value of the equipment financing line debt using a DCF model. The major inputs to the model are expected cash flows, which equal the contractual payments, and

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

borrowing rates available to the Company for similar debt as of the applicable balance sheet dates. The fair value and the carrying value of the equipment financing line debt were as follows (in thousands):

	December 31,	December 31,
	2010	2009

Carrying value — equipment financing line	$985	$2,601

Fair value — equipment financing line	$947	$2,425

The carrying amount of the Company’s loan with UBS as of December 31, 2009 approximated its fair value due to the loan’s short-term nature and because the interest rate charged on the loan approximated the market rate.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 5 —	Balance Sheet Components

Property and equipment balances were as follows (in thousands):

	December 31,
	2010	2009

Property and equipment, net:
Laboratory equipment	$17,130	$16,238
Computer equipment and software	3,098	3,699
Office equipment, furniture and fixtures	556	431
Leasehold improvements	3,313	3,293

	24,097	23,661
Less: Accumulated depreciation and amortization	(21,776)	(19,948)

	$2,321	$3,713

Property and equipment pledged as collateral against outstanding borrowings under the Company’s equipment financing lines totaled $7.3 million, less accumulated depreciation of $6.5 million, at December 31, 2010, and $8.8 million, less accumulated depreciation of $6.5 million, at December 31, 2009. Depreciation expense was $1.9 million, $2.0 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Accrued liabilities were as follows (in thousands):

	December 31,
	2010	2009

Accrued liabilities:
Clinical and pre-clinical costs	$2,199	$2,396
Consulting and professional fees	633	360
Bonus	1,408	1,902
Vacation pay	864	792
Other payroll related	104	132
Other accrued expenses	164	223
Income tax payable	—	130

	$5,372	$5,935

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Interest receivable on cash equivalents and investments of $285,000 and $378,000 is included in prepaid and other current assets at December 31, 2010 and 2009, respectively.

Note 6 —	Related Party Transactions

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

Subsequent to Amgen obtaining the exclusive license to omecamtiv mecarbil and related compounds, the Company is providing research and development support of the program, as and when agreed to by both parties. Under the Amgen Agreement, Amgen reimburses the Company for such activities at predetermined rates per FTE, and for related out of pocket expenses at cost, including purchases of clinical trial material at manufacturing cost. The FTE rates are negotiated rates that are based upon the Company’s costs, and which the Company believes approximate fair value. In 2009, pursuant to the Amgen Agreement, the Company transferred to Amgen the majority of the Company’s existing inventories of omecamtiv mecarbil and related reference materials. The $4.0 million purchase price for these materials was a negotiated price and represented the fair value of the materials transferred. The Company’s out of pocket costs for the transferred materials were incurred and recorded as research and development expense in prior periods.

Revenue from Amgen was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

FTE reimbursements	$910	$2,107	$—
Reimbursements of other costs	577	1,018	5
Transfer of omecamtiv mecarbil materials	—	4,000	—

Total research and development revenues from Amgen	1,487	7,125	5

Nonrefundable option exercise fee	—	50,000	—
Deferred license revenue recognized	—	24,367	12,234

Total license revenue from Amgen	—	74,367	12,234

Total revenue from Amgen	$1,487	$81,492	$12,239

In the period from August 5, 1997 (inception) through December 31, 2010, the Company has recognized as related party research and development revenues from Amgen $8.6 million of reimbursements for FTE, material transfers and other costs, and $50.0 million for performance milestone payments.

Deferred revenue and related party accounts receivable related to Amgen were as follows (in thousands):

	December 31,	December 31,
	2010	2009

Deferred revenue — Amgen	$—	$751

Related party accounts receivable — Amgen	$41	$175

The deferred revenue at December 31, 2009 resulted from Amgen’s prepayment of FTE reimbursements.

GSK

In 2001, the Company entered into a collaboration and license agreement with GSK (the “GSK Agreement”), establishing a strategic alliance to discover, develop and commercialize small molecule drugs for the treatment of cancer and other diseases. Under this agreement, GSK paid the Company an upfront license fee for rights to certain

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Under the November 2006 amendment to the GSK Agreement, the Company assumed responsibility, at its expense, for the continued research, development and commercialization of inhibitors of kinesin spindle protein (“KSP”), including ispinesib and SB-743921, and other mitotic kinesins, other than centromere-associated protein E (“CENP-E”). Under the November 2006 amendment, the Company’s development of ispinesib and SB-743921 were subject to GSK’s option to resume responsibility for the development and commercialization of either or both drug candidates. In December 2008, GSK’s option to ispinesib and SB-743921 expired. Consequently, all rights to these drug candidates remain with the Company, subject to certain royalty obligations to GSK.

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

Revenue from GSK was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Patent expense reimbursements	$—	$45	$181

The Company has recognized as related party revenue $32.5 million of reimbursements from GSK of patent, FTE and other expenses in the period from August 5, 1997 (inception) through December 31, 2010. During this period, the Company also received and recognized as revenue $8.0 million for performance milestone payments under the agreement, as no ongoing performance obligations existed with respect to this aspect of the agreement.

There were no related party accounts receivable due from GSK at December 31, 2010 or 2009.

Other

Related Party Notes Receivable

In 2001 and 2002, the Company extended loans for $200,000 and $100,000, respectively, to certain officers of the Company. The loans accrued interest at 5.18% and 5.75% and were scheduled to mature on November 12, 2010 and July 12, 2008, respectively. In 2002 the Company extended loans totaling $650,000 to various certain officers and employees of the Company. The loans accrued interest at rates ranging from 4.88% to 5.80% and had scheduled maturities on various dates between 2005 and 2011. Certain of the loans were collateralized by the common stock of the Company owned by the officers and by stock options and were repaid in full within eighteen months after the Company’s IPO date of April 29, 2004. Certain of the loans were forgiven if the officers remained with the Company through the maturation of their respective loans. As of December 31, 2010, these loans were fully repaid or forgiven. The Company has not extended any loans to officers or employees of the Company since 2002.

Activity under these loans was as follows (in thousands).

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2010	2009	2008

Principal repayments	$—	$30	$130

Principal forgiven	$9	$9	$47

Balances outstanding under these loans, which were classified as related party notes receivable, were as follows (in thousands):

	December 31,	December 31,
	2010	2009

Notes receivable from officers	$—	$9

Note 7 —	Grant Arrangements

In 2010, the National Institute of Neurological Disorders and Strokes (“NINDS”) awarded to the Company a $2.8 million grant to support research and development of CK-2017357 directed to the potential treatment for myasthenia gravis for a period of up to three years. Management has determined that the Company is the principal participant in the grant arrangement, and, accordingly, the Company records amounts earned under the arrangement as revenue

In November 2010, the Company was notified by the Internal Revenue Service that it would receive total cash grants of $0.7 million based on its applications for certain investments in qualified therapeutic discovery projects under Section 48D of the Internal Revenue Code. The grants related to certain research and development costs the Company incurred in 2009 in connection with its cardiac, skeletal and smooth muscle contractility programs. The Company received and recognized as grant revenue $0.7 million under this grant in 2010.

Total grant revenues were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

NINDS myasthenia gravis	$356	$—	$—
U.S. Treasury	734	—	—

Total grant revenue	$1,090	$—	$—

Note 8 —	Equipment Financing Lines

In January 2004, the Company entered into an equipment financing agreement with GE Capital under which the Company could borrow up to $4.5 million through a line of credit expiring December 31, 2006. The Company executed draws on this line of credit totaling $2.0 million, $1.3 million and $0.9 million during 2006, 2005 and 2004, respectively, at interest rates ranging from 4.56% to 7.44%. In October 2006, the Company was informed by GE Capital that the amounts available under this equipment line had been reduced by approximately $0.3 million. As of December 31, 2010, the balance of equipment loans outstanding under this line was $30,000, and no additional borrowings are available to the Company under it.

In April 2006, the Company entered into an equipment financing agreement with GE Capital under which the Company could borrow $4.6 million through a line of credit expiring April 28, 2007. In 2007 and 2006, the Company executed draws on this line of credit totaling approximately $4.1 million at interest rates ranging from 7.24% to 7.68%. As of December 31, 2010, the balance of equipment loans outstanding under this line was $1.0 million and no additional borrowings are available to the Company under it.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Borrowings under the equipment lines had financing terms ranging from 48 to 60 months. All lines are subject to the master security agreement between the Company and GE Capital and their respective term sheets, and are collateralized by property and equipment of the Company purchased by such borrowed funds and other collateral as agreed to be the Company. In connection with the lines of credit with GE Capital, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1 “Organization and Significant Accounting Policies — Restricted Cash”).

As of December 31, 2010, future minimum lease payments under equipment lease lines were as follows (in thousands):

2011	$833
2012	152

Total	$985

Total interest expense was $0.2 million, $0.4 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, and $5.3 million for the period from August 5, 1997 (date of inception) through December 31, 2010.

Note 9 —	Loan with UBS

In connection with the settlement with UBS AG relating to the Company’s ARS, in October 2008, the Company entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, the Company borrowed approximately $12.4 million under the loan agreement, with its ARS held in accounts with UBS Financial Services Inc. as collateral. Proceeds of sales of the ARS were first applied to repayment of the loan with the balance, if any, for the Company’s account. The Company repaid the remaining balance of the loan in full during the second quarter of 2010.

Activity related to this loan was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Beginning balance	$10,201	$—	$—
Proceeds from loan		12,441
Interest expense incurred	56	158	—
Interest income from ARS applied to loan balance	(140)	(273)	—
Proceeds from sales of ARS applied to loan balance	(10,117)	(2,125)	—

Ending balance	$—	$10,201	$—

Note 10 —	Restructuring

In September 2008, the Company announced a restructuring plan to realign its workforce and operations in line with a strategic reassessment of its research and development activities and corporate objectives. The Company communicated to affected employees a plan of organizational restructuring through involuntary terminations. Pursuant to the accounting guidance for exit or disposal cost obligations, the Company recorded a charge of approximately $2.5 million in 2008. The Company had completed all restructuring activities and recognized all anticipated restructuring charges by December 31, 2009.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the accrual balances and utilization by cost type for the restructuring plan (in thousands):

	Employee Severance	Impairment of
	and Related Benefits	Fixed Assets	Total

Restructuring liability at December 31, 2007	$—	$—	$—
2008 charges	2,190	283	2,473
Cash payments	(1,997)	—	(1,997)
Non-cash settlement	—	(283)	(283)

Restructuring liability at December 31, 2008	$193	$—	$193
2009 charges (reversals of charges)	(58)	35	(23)
Cash payments	(135)	45	(90)
Non-cash settlement	—	(80)	(80)

Restructuring liability at December 31, 2009 and 2010	$—	$—	$—

Note 11 —	Commitments and Contingencies

Leases

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period.

Rent expense was as follows (in thousands):

				Period from
				August 5, 1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2010	2009	2008	2010

Rent expense	$2,964	$3,003	$3,039	$27,300

As of December 31, 2010, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2011	$2,950
2012	2,906
2013	2,984
2014	3,224
2015	3,331
Thereafter	8,826

Total	$24,221

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by or on behalf of the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers and directors in certain circumstances. The Company maintains product liability insurance and comprehensive general liability insurance, which may cover certain liabilities arising from its indemnification obligations. It is not possible to determine the maximum potential amount of exposure under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification obligation. Such indemnification obligations may not be subject to maximum loss clauses.

Note 12 —	Convertible Preferred Stock

Effective upon the closing of the initial public offering on April 29, 2004, all outstanding shares of the Company’s convertible preferred stock converted into 17,062,145 shares of common stock. In January 2004, the Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation changing the authorized number of shares of preferred stock to 10,000,000, effective upon the closing of the initial public offering. As of December 31, 2010 and 2009, there were 10,000,000 shares of convertible preferred stock authorized and no shares outstanding.

Note 13 —	Stockholders’ Equity (Deficit)

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

In October 2007, the Company entered into a new committed equity financing facility (the “2007 CEFF”) with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital over a three-year period. In October 2010, the 2007 CEFF was amended to extend it until the first to occur of March 31, 2011 or the purchase by Kingsbridge of the maximum number of shares under the CEFF. Subject to certain conditions and limitations, including a minimum volume-weighted average price of $2.00 for the Company’s common stock, from time to time under the 2007 CEFF, at the Company’s election, Kingsbridge is committed to purchase newly-issued shares of the Company’s common stock at a price between 90% and 94% of the volume weighted average price on each trading day during an eight day, forward-looking pricing period. The maximum number of shares the Company can issue in any pricing period is the lesser of 2.5% of its market capitalization immediately prior to the commencement of the pricing period or $15.0 million. As part of the 2007 CEFF arrangement, the Company issued a warrant to Kingsbridge to purchase 230,000 shares of the Company’s common stock at a price of $7.99 per share, which represents a premium over the closing price of its common stock on the date the Company entered into the 2007 CEFF. This warrant is exercisable beginning six months after the date of grant and for a period of three years thereafter. The Company can sell a maximum of 9,779,411 shares (exclusive of the shares underlying the warrant) under the 2007 CEFF. Under the rules of the NASDAQ Stock Market LLC, this is approximately the maximum number of shares the Company may sell to Kingsbridge without its stockholders’ approval. This restriction may further limit the amount of proceeds the Company is able to obtain from the 2007 CEFF. The Company is not obligated to sell any of the $75.0 million of common stock available under the 2007 CEFF and there are no minimum commitments or minimum use penalties. The 2007 CEFF does not contain any restrictions on the Company’s operating activities, any automatic pricing resets or any minimum market volume restrictions. In 2009, the Company sold 3,596,728 shares of its common stock to Kingsbridge under the 2007 CEFF for gross proceeds of

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

$6.9 million, before issuance costs of $98,000. In 2010, the Company sold 5,339,819 shares of its common stock to Kingsbridge under the 2007 CEFF for gross proceeds of $14.0 million, before issuance costs of $1,000. As of December 31, 2010, 842,864 shares remained available to the Company for sale under the 2007 CEFF.

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

Warrants

The Company has issued warrants to purchase convertible preferred stock, which became exercisable for common stock upon the conversion of the outstanding shares of preferred stock into common stock in conjunction with the Company’s initial public offering. In September 1998, in connection with an equipment line of credit financing, the Company issued warrants to the lender. The Company valued the warrants by using the Black-Scholes option pricing model in fiscal 1999 when the line was drawn, and the fair value of $30,000 was recorded as a discount to the debt and amortized to interest expense over the life of the equipment line. In August 2005, these warrants were exercised by the lender in a cashless exercise, yielding 13,199 shares of common stock on a net basis. In connection with a convertible preferred stock financing in August 1999, the Company issued warrants to the preferred stockholders. The warrants were valued at $467,000 using the Black-Scholes option pricing model and the value was recorded as issuance cost as an offset to convertible preferred stock. These warrants expired unexercised on August 30, 2006. In connection with an equipment line of credit, the Company issued warrants to the lender in December 1999. The value of the warrants was calculated using the Black-Scholes option pricing model and was deemed insignificant. In August 2005, these warrants were exercised by the lender in a cashless exercise, yielding 1,333 shares of common stock on a net basis.

The Company issued warrants to purchase 244,000 of common stock to Kingsbridge in connection with the 2005 CEFF. The warrants are exercisable at a price of $9.13 per share beginning six months after the date of grant and for a period of five years thereafter. The warrants were valued at $920,000 using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, risk-free interest rate of 4.3%, volatility of 67%, and the fair value of our stock price on the date of performance commitment, October 28, 2005, of $7.02. The warrant value was recorded as an issuance cost in additional paid-in capital on the initial draw down of the CEFF in December 2005. These warrants are vested and fully exercisable as of December 31, 2010.

The Company issued warrants to purchase 230,000 shares of common stock to Kingsbridge in connection with the 2007 CEFF. The warrants are exercisable at a price of $7.99 per share beginning six months after the date of grant and for a period of three years thereafter. The warrants were valued at $594,000 using the Black-Scholes option pricing model and the following assumptions: a contractual term of three years, risk-free interest rate of 4.275%, volatility of 73%, and the fair value of the Company’s stock price on the date of performance commitment, October 15, 2007, of $6.00. The warrant value was recorded as an issuance cost in additional paid-in capital on the initial draw down of the 2007 CEFF. These warrants are vested and fully exercisable as of December 31, 2010.

The Company issued warrants to purchase 3,553,300 shares of common stock to selected institutional investors in connection with the May 2009 registered direct equity offering. The initial exercise price of the warrants

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

On the May 2009 date of issuance, the warrants were valued at $3.2 million using the Black-Scholes option pricing model, assigning probabilities to different assumed outcomes regarding whether Amgen would or would not exercise its option and obtain the exclusive license and to the resulting impact on the Company’s stock price. The assumptions were as follows: a contractual term of 30 months; a risk-free interest rate of 1.16%; volatility of 89%; the fair value of the Company’s common stock price on the issuance date, May 18, 2009, of $1.97 per share; a 90% probability that Amgen would obtain the exclusive license and a resulting stock price of $2.75 per share; and a 10% probability that Amgen would not obtain the exclusive license, with a resulting stock price of $1.97 per share. The assumed stock price of $2.75 upon Amgen obtaining the exclusive license approximated the per-share impact of an increase in the Company’s market capitalization of $50.0 million, the amount the Company would receive from Amgen for the exclusive license. The assumed stock price of $1.97 if Amgen did not obtain the license assumed no change to the Company’s market capitalization or stock price if Amgen did not obtain the exclusive license. The resulting valuation of $3.2 million for the warrants was recorded as a liability in the balance sheet on the date of issuance.

On May 21, 2009, the date that the provision for repricing of warrants lapsed when Amgen exercised its option to obtain the license, the exercise price of the warrants became known, and the warrants were re-valued at $4.8 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of 30 months; a risk-free interest rate of 1.12%; volatility of 89%; the Company’s enterprise value on the valuation date, May 21, 2009, factoring in the $50 million proceeds from Amgen; and the contractual warrant exercise price of $2.75. The $1.6 million difference between the original valuation of the warrants and the subsequent valuation on May 21, 2009, was charged to Interest and Other, net, in the statement of operations for 2009. The resulting valuation amount of $4.8 million for the warrants was reclassified from liabilities to additional paid-in capital in stockholders’ equity.

Outstanding warrants were as follows at December 31, 2010:

Number	Exercise	Expiration
of Shares	Price	Date

244,000	$9.13	04/28/11
230,000	$7.99	04/15/11
3,553,300	$2.75	11/18/11

4,027,300

Stock Option Plans

2004 Plan

In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options,

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

nonstatutory stock options, restricted stock, stock appreciation rights, stock performance units and stock performance shares to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options and may be granted for terms of up to ten years from the date of grant. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. At the May 2010 Annual Meeting of Stockholders, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 2,300,000. As of December 31, 2010, 12,736,504 shares of common stock were authorized for issuance under the 2004 Plan.

1997 Plan

In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for terms of up to ten years from the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory stock option shall not be less than 100% and 85% of the estimated fair market value of the shares on the date of grant, respectively, and (ii) with respect to any 10% shareholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. Options granted under the 1997 Plan generally vested over four or five years (generally 25% after one year and monthly thereafter). As of December 31, 2010, the Company had reserved 487,667 shares of common stock for issuance related to options outstanding under the 1997 Plan, and there were no shares available for future grants under the 1997 Plan.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Activity under the two stock option plans was as follows:

	Shares		Weighted
	Available for		Average Exercise
	Grant of Option	Stock Options	Price per Share -
	or Award	Outstanding	Stock Options

Options authorized	1,000,000	—	$—
Options granted	(833,194)	833,194	0.20
Options exercised	—	(147,625)	0.20
Options forfeited	—	—	—

Balance at December 31, 1998	166,806	685,569	0.12
Increase in authorized shares	461,945	—	—
Options granted	(582,750)	582,750	0.39
Options exercised	—	(287,500)	0.24
Options forfeited	50,625	(50,625)	0.20

Balance at December 31, 1999	96,626	930,194	0.25
Increase in authorized shares	1,704,227	—	—
Options granted	(967,500)	967,500	0.58
Options exercised	—	(731,661)	0.27
Options forfeited	68,845	(68,845)	0.30

Balance at December 31, 2000	902,198	1,097,188	0.52
Options granted	(525,954)	525,954	1.12
Options exercised	—	(102,480)	0.55
Options forfeited	109,158	(109,158)	0.67

Balance at December 31, 2001	485,402	1,411,504	0.73
Increase in authorized shares	1,250,000	—	—
Options granted	(932,612)	932,612	1.20
Options exercised	—	(131,189)	0.64
Options forfeited	152,326	(152,326)	0.78

Balance at December 31, 2002	955,116	2,060,601	0.95
Options granted	(613,764)	613,764	1.39
Options exercised	—	(380,662)	1.02
Options forfeited	49,325	(49,325)	0.89

Balance at December 31, 2003	390,677	2,244,378	1.06
Increase in authorized shares	1,600,000	—	—
Options granted	(863,460)	863,460	7.52
Options exercised	—	(404,618)	1.12
Options forfeited	74,025	(58,441)	3.64
Options retired	(36,128)	—	—

Balance at December 31, 2004	1,165,114	2,644,779	3.10
Increase in authorized shares	995,861	—	—
Options granted	(996,115)	996,115	7.23
Options exercised	—	(196,703)	1.48
Options forfeited	182,567	(161,958)	5.89

Balance at December 31, 2005	1,347,427	3,282,233	4.31
Increase in authorized shares	1,039,881	—	—
Options granted	(1,250,286)	1,250,286	7.04
Options exercised	—	(354,502)	1.47
Options forfeited	146,854	(145,317)	7.16

Balance at December 31, 2006	1,283,876	4,032,700	5.31
Increase in authorized shares	1,500,000	—	—
Options granted	(1,647,570)	1,647,570	6.65
Options exercised	—	(259,054)	1.95
Options forfeited	360,990	(360,922)	6.94

Balance at December 31, 2007	1,497,296	5,060,294	5.80
Increase in authorized shares	3,500,000	—	—

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Shares		Weighted
	Available for		Average Exercise
	Grant of Option	Stock Options	Price per Share -
	or Award	Outstanding	Stock Options

Options granted	(1,731,594)	1,731,594	3.41
Restricted stock awards granted	(397,960)	—	—
Options exercised	—	(95,796)	1.36
Options forfeited	720,876	(720,876)	5.79
Restricted stock awards forfeited	1,500	—	—

Balance at December 31, 2008	3,590,118	5,975,216	5.18
Increase in authorized shares	2,000,000	—	—
Options granted	(1,792,750)	1,792,750	1.91
Options exercised	—	(492,003)	1.19
Options forfeited	291,500	(291,500)	6.06
Restricted stock awards forfeited	9,360	—	—

Balance at December 31, 2009	4,098,228	6,984,463	4.58
Increase in authorized shares	2,300,000	—	—
Options granted	(2,040,737)	2,040,737	2.97
Options exercised	—	(176,433)	1.12
Options forfeited/expired	752,279	(752,291)	3.89
Restricted stock awards forfeited	17,925	—	—

Balance at December 31, 2010	5,127,695	8,096,476	$4.32

The options outstanding and currently exercisable by exercise price at December 31, 2010 were as follows:

	Options Outstanding			Vested and Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining Contractual	Number of	Average
Range of Exercise Price	Options	Exercise Price	Life (Years)	Options	Exercise Price

$1.00 — $1.75	351,128	$1.25	2.35	347,769	$1.25
$1.85	1,372,516	$1.85	7.95	679,187	$1.85
$1.86 — $3.02	592,425	$2.44	8.26	242,115	$2.48
$3.08	1,428,842	$3.08	9.03	302,323	$3.08
$3.11 — $3.33	153,412	$3.19	8.55	90,468	$3.15
$3.37	1,013,407	$3.37	6.96	722,823	$3.37
$3.45 — $6.59	833,680	$5.75	4.55	795,273	$5.83
$6.61 — $6.67	28,200	$6.66	6.39	25,400	$6.66
$6.81	911,096	$6.81	5.92	856,691	$6.81
$6.96 — $10.12	1,411,770	$7.81	4.46	1,409,114	$7.81

	8,096,476	$4.32	6.62	5,471,163	$5.04

The weighted-average grant-date fair value of options granted during the year ended December 31, 2010 was $1.97 per share. The total intrinsic value of options exercised during the year ended December 31, 2010 was $0.3 million. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2010 was $0.6 million and $0.5 million, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2010 and the exercise price of shares. The market value as of December 31, 2009 was $2.09 per share as reported by NASDAQ. As of December 31, 2010 the total number of options vested and expected to vest was 7,991,673 with a weighted average exercise price of $4.34 per share, aggregate intrinsic value of $0.6 million and weighted average remaining contractual life of 6.6 years.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, there were 4,472,677 options outstanding, exercisable and vested at a weighted average exercise price of $5.37 per share. As of December 31, 2008, there were 3,676,233 options outstanding, exercisable and vested at a weighted average exercise price of $5.32 per share. The weighted average grant date fair value of options granted in the years ended December 31, 2009 and 2008 was $1.30 and $2.06, respectively.

Restricted stock award activity was as follows:

		Weighted
		Average Award
	Number of	Date Fair Value per
	Shares	Share

Restricted stock awards outstanding at December 31, 2007	—	$—
Awards granted	397,960	2.37
Awards forfeited	(1,500)	2.37

Unvested restricted stock awards outstanding at December 31, 2008	396,460	2.37
Awards released	(195,470)	2.37
Awards forfeited	(9,360)	2.37

Unvested restricted stock awards outstanding at December 31, 2009	191,630	2.37
Awards released	(173,705)	2.37
Awards forfeited	(17,925)	2.37

Unvested restricted stock awards outstanding at December 31, 2010	—	$—

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

Stock-Based Compensation

Deferred Employee Stock-Based Compensation

In anticipation of its 2004 IPO, the Company determined that, for financial reporting purposes, the estimated value of its common stock was in excess of the exercise prices of its stock options. Accordingly, for stock options issued to employees prior to its IPO, the Company recorded deferred stock-based compensation and amortized the related expense on a straight line basis over the service period, which was generally four years. The Company recorded deferred employee stock compensation of $6.2 million for the period from August 5, 1997 (date of inception) through December 31, 2010. The Company recorded no deferred stock compensation during the years ended December 31, 2010, 2009 or 2008. The Company recorded amortization of deferred stock-based compensation of zero, zero and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, in connection with options granted to employees. The remaining balance of deferred compensation became fully amortized in 2008.

Non-employee Stock-Based Compensation

The Company records stock option grants to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

There were no stock option grants to non-employees in the years ended December 31, 2010, 2009 or 2008. When terminating, if employees continue to provide service to the Company as consultants and their grants are permitted to continue to vest, the expense associated with the continued vesting of the related stock options is classified as non-employee stock compensation expense after the status change.

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $0.1 million, $0.1 million and $27,000 in 2010, 2009 and 2008, respectively, and $1.6 million for the period from August 5, 1997 (date of inception) through December 31, 2010.

Employee Stock Purchase Plan (“ESPP”)

In January 2004, the Board of Directors adopted the ESPP, which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. The Company issued 134,327, 149,996 and 164,451 shares of common stock during 2010, 2009 and 2008, respectively, pursuant to the ESPP at an average price of $1.70, $1.66 and $2.85 per share, in 2010, 2009 and 2008, respectively. At December 31, 2010 the Company had 429,314 shares of common stock reserved for issuance under the ESPP.

Note 14 —	Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. The Company did not record an income tax provision in the year ended December 31, 2008 because the Company had a net taxable loss in that period.

The Company recorded the following income tax provision as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current:
Federal	$(176)	$150	$—
State	—	—	—

Total	$(176)	$150	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

The Company recorded an income tax provision of $150,000 in 2009 due to alternative minimum tax (“AMT”). However, due to the Department of the Treasury’s further guidance clarifying that utilization of the AMT net operating loss (“NOL”) was not limited to 90% as part of the 5-year NOL carryback provision brought about by the Worker, Homeownership, and Business Assistance Act of 2009, the 2009 AMT liability was reversed in 2010. In addition to the $150,000 benefit related to the AMT liability, The Company also recognized a $26,000 benefit related to the monetization of the federal research tax credit for a total benefit of $176,000 in 2010.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2010	2009	2008

Deferred tax assets:
Depreciation and amortization	$9,151	$10,458	$11,855
Reserves and accruals	3,632	2,784	11,343
Net operating losses	121,603	103,166	104,891
Tax credits	16,249	18,632	16,511

Total deferred tax assets	150,635	135,040	144,600
Less: Valuation allowance	(150,635)	(135,040)	(144,600)

Net deferred tax assets	$—	$—	$—

Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting the Company’s future results, the Company maintained a full valuation allowance on the net deferred tax assets as of December 31, 2010 and 2009. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $15.6 million in 2010, decreased by $9.56 million in 2009, and increased by $23.9 million in 2008.

As a result of certain realization requirements of accounting guidance for Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2010, 2009 and 2008 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $0.6 million if and when such benefits are ultimately realized and reduce taxes payable.

The following are the Company’s valuation and qualifying accounts (in thousands):

	Balance at
	Beginning of	Charged to	Charged to		Balance at
	Period	Expenses	Other Accounts	Deductions	End of Period

Year Ended December 31, 2008:
Deferred tax valuation allowance	$120,653	23,947	—	—	$144,600
Year Ended December 31, 2009:
Deferred tax valuation allowance	$144,600	(9,560)	—	—	$135,040
Year Ended December 31, 2010:
Deferred tax valuation allowance	$135,040	15,595	—	—	$150,635

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended
	December 31,
	2010	2009	2008

Tax at federal statutory tax rate	(34)%	34%	(34)%
State income tax, net of federal tax benefit	(6)%	6%	(6)%
Research and development credits	(4)%	(8)%	(5)%
Adjustment to prior year research and development credits due to results of research and development credit study	0%	0%	0%
Adjustment due to Section 383 limitation	0%	0%	0%
Deferred tax assets (utilized) not benefited	42%	(37)%	43%
Stock-based compensation	1%	4%	2%
Warrant expense	0%	2%	0%

Total	(1)%	1%	0%

The Company had federal net operating loss carryforwards of approximately $329.7 million and state net operating loss carryforwards of approximately $174.8 million before federal benefit at December 31, 2010. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2020 and 2011, respectively. The net operating loss carryforwards include deductions for stock options.

The Company had research credit carryforwards of approximately $9.7 million and $9.5 million for federal and California state income tax purposes, respectively, at December 31, 2010. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an ‘ownership change‘ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. The Company’s existing net operating losses and tax credits are subject to limitations arising from previous ownership changes. Future changes in the Company’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code and result in additional limitations. During the year ended December 31, 2007, the Company conducted a study and determined that the Company would not be able to utilize a portion of its federal research credit as a result of such a restriction. Accordingly, the Company reduced its deferred tax assets and the corresponding valuation allowance by $0.8 million. As a result, the research credit amount as of December 31, 2007 reflects the restriction on the Company’s ability to use the credit.

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

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (“UTBs”) (in thousands):

	Federal	Federal Tax Benefit	Unrecognized Income Tax
	and State	of State Income Tax	Benefits - Net of Federal
	Tax	UTBs	Benefit of State UTBs

Unrecognized tax benefits balance at January 1, 2008	$3,541	$792	$2,749
Reduction for tax positions of prior years	—	—	—
Addition for tax positions related to the current year	694	137	557

Unrecognized tax benefits balance at December 31, 2008	$4,235	$929	$3,306

Addition for tax positions of prior years	—	—	—
Addition for tax positions related to the current year	507	104	403

Unrecognized tax benefits balance at December 31, 2009	$4,742	$1,033	$3,709

Addition for tax positions of prior years	103	20	83
Addition for tax positions related to the current year	503	101	402

Unrecognized tax benefits balance at December 31, 2010	$5,348	$1,154	$4,149

Included in the balance of unrecognized tax benefits as of December 31, 2010, 2009 and 2008 are $4.2 million, $3.7 million and $3.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during 2010, 2009 or 2008. The Company does not expect its unrecognized tax benefit to change materially over the next twelve months.

Note 15 —	Interest and Other, Net

Components of Interest and Other, net were as follows (in thousands):

				Period from
				August 5, 1997
				(Date of
				Inception) to
	Years Ended December 31,			December 31,
	2010	2009	2008	2010

Unrealized gain (loss) on ARS (Note 3 and Note 4)	$2,358	$1,031	$(3,389)	$—
Unrealized gain (loss) on investment put options related to ARS Rights (Note 3 and Note 4)	(2,358)	(1,031)	3,389	—
Warrant expense	—	(1,585)	—	(1,585)
Interest income and other income	335	593	3,196	28,868
Interest expense and other expense	(163)	(409)	(491)	(5,933)

Interest and Other, net	$172	$(1,401)	$2,705	$21,350

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and included in Interest and Other, net. The Company classified its investments in ARS as trading securities as of December 31, 2009 and 2008. The Company sold its remaining outstanding ARS on June 30, 2010, pursuant to its exercise of the ARS Rights and the transaction settled on July 1, 2010.

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

Warrant expense for 2009 related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.

Interest income and other income consists primarily of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consists of interest expense on borrowings under the Company’s equipment financing lines and, for 2009 and the first six months of 2010, interest expense on its loan agreement with UBS Bank USA and UBS Financial Services Inc.

Note 16 —	Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
Total revenues	$621	$462	$394	$1,099
Net loss	(12,189)	(13,144)	(12,341)	(11,613)
Net loss per share — basic and diluted	$(0.20)	$(0.21)	$(0.19)	$(0.17)
2009
Total revenues	$3,078	$71,930	$5,506	$1,023
Net income (loss)	(10,685)	55,959	(8,202)	(12,529)
Net income (loss) per share — basic	$(0.21)	$0.99	$(0.14)	$(0.21)
Net income (loss) per share — diluted	$(0.21)	$0.98	$(0.14)	$(0.21)

Note 17 —	Subsequent Events

Restricted cash.  In January 2011, GE Capital approved a $0.3 million reduction in the amount of the Company’s certificate of deposit. (See Note 8 “Equipment Financing Line” and Note 1 “Organization and Significant Accounting Policies — Restricted Cash.”)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.  Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cytokinetics have been detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors” and “Executive Officers.”

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2010:

	Number of Securities		Number of Securities
	to be Issued	Weighted Average	Remaining Available
	Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity compensation plans approved by stockholders	8,096,476	$4.32	5,557,009	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	8,096,476	$4.32	5,557,009

(1)	Includes 429,314 shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(2) Financial Statement Schedules:

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3) Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated Bylaws.(1)
4.1	Specimen Common Stock Certificate.(2)
4.2	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.(3)
4.3	Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
4.4	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)
4.5	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.(5)
4.6	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
10.1	1997 Stock Option/Stock Issuance Plan.(1)
10.2	2004 Equity Incentive Plan, as amended.(20)
10.3	2004 Employee Stock Purchase Plan.(1)
10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(1)
10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)
10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)

Exhibit
Number		Description

10.10		First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(1)
10.11		Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(1)
10.12		Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.13		Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.14		Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.15		Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(1)
10.16		Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Company and Glaxo Wellcome International B.V.(1)
10.17		Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Company, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
*10	.18	Collaboration and License Agreement, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.19	Memorandum, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.20	Letter Amendment, dated October 28, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.21	Letter Amendment, dated November 5, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.22	Letter Amendment, dated December 13, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.23	Letter Amendment, dated July 11, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.24	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.25	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.26	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
10.27		Common Stock Purchase Agreement, dated March 10, 2004, by and between the Company and Glaxo Group Limited.(24)
10.28		David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
*10	.29	Amendment, dated September 21, 2005, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(9)
10.30		Common Stock Purchase Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
10.31		Sublease, dated November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(10)
10.32		Stock Purchase Agreement dated January 18, 2006, by and among the Company, Federated Kaufmann Fund, Red Abbey Venture Partners, LP, Red Abbey Venture Partners (QP), LP and Red Abbey CEO’s Fund, LP.(11)
10.33		Loan Proposal, executed January 18, 2006, by and between the Company and General Electric Capital Corporation.(3)
10.34		Loan Proposal, executed March 16, 2006, by and between the Company and General Electric Capital Corporation.(12)

Exhibit
Number		Description

*10	.35	Letter Amendment, dated June 16, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(13)
*10	.36	Amendment, dated November 27, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(14)
10.37		Common Stock Purchase Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)
*10	.38	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(15)
*10	.39	Letter Amendment, dated June 18, 2007, to Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(16)
10.40		Loan Proposal, executed August 28, 2007, by and between the Company and General Electric Capital Corporation.(17)
10.41		Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
*10	.42	Letter Amendment, dated March 11, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(22)
*10	.43	Letter Amendment, dated June 18, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(18)
10.44		Form of Indemnification Agreement between the Company and each of its directors and executive officers.(6)
*10	.45	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(19)
10.46		Executive Employment Agreement, dated March 31, 2008, by and between the Company and Michael Rabson.(19)
10.47		Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(6)
10.48		Form of Executive Employment Agreement between the Company and its executive officers.(6)
*10	.49	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(22)
*10	.50	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(22)
10.51		Acceptance of UBS AG Settlement Offer Relating to Auction Rate Securities dated October 27, 2008.(22)
*10	.52	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(22)
10.53		Credit Line Agreement, effective December 30, 2008, by and among the Company, UBS Bank USA and UBS Financial Services Inc.(22)
*10	.54	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(22)
10.55		Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.(22)
10.56		Form of Subscription Agreement, dated May 18, 2009, between the Company and the investor signatories thereto.(21)
10.57		Form of Warrant, dated May 18, 2009, between the Company and the investor signatories thereto.(21)
*10	.58	Letter Amendment, dated April 16, 2009, to the Collaboration and License Agreement between the Company and Glaxo Group Limited.(20)
10.59		Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(1)

Exhibit
Number		Description

10.60		Amendment No. 1, effective January 1, 2005, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(20)
*10	.61	Consent and Amendment No. 2, effective May 18, 2009, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(20)
10.62		Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(1)
*10	.63	Mutual Termination of Collaboration and License Agreement Dated June 20, 2001 between the Company and Glaxo Group Limited, dated December 4, 2009.(25)
10.64		Amendment No. 1 to Common Stock Purchase Agreement, dated October 15, 2010, by and between the Company and Kingsbridge Capital Limited.(23)
10.65		Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership.
* 10.66		Amendment No. 5, dated November 1, 2011, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 114).
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our Registration Statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended on December 13, 2005.

(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 27, 2006.

(15)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2007.

(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2008, as amended June 20, 2008.

(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(20)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2009.

(21)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2009.

(22)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2010.

(24)	Incorporated by reference from our Registration Statement on Form S-1/A, registration number 333-112261, filed with the Securities and Exchange Commission on March 11, 2004.

(25)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2010.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

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

Dated: March 10, 2011

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

Signature	Title	Date

/s/ Robert I. Blum Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011

/s/ Sharon A. Barbari Sharon A. Barbari	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Executive)	March 10, 2011

/s/ L. Patrick Gage, Ph.D. L. Patrick Gage, Ph.D.	Chairman of the Board of Directors	March 10, 2011

/s/ Santo J. Costa Santo J. Costa	Director	March 10, 2011

/s/ Stephen Dow Stephen Dow	Director	March 10, 2011

/s/ Denise M. Gilbert, Ph.D. Denise M. Gilbert, Ph.D.	Director	March 10, 2011

/s/ John T. Henderson, M.B. Ch.B. John T. Henderson, M.B. Ch.B.	Director	March 10, 2011

/s/ James A. Spudich, Ph.D James A. Spudich, Ph.D	Director	March 10, 2011

/s/ Wendell Wieranga, Ph.D. Wendell Wieranga, Ph.D.	Director	March 10, 2011

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation.(1)
3.2		Amended and Restated Bylaws.(1)
4.1		Specimen Common Stock Certificate.(2)
4.2		Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.(3)
4.3		Registration Rights Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
4.4		Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)
4.5		Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.(5)
4.6		Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
10.1		1997 Stock Option/Stock Issuance Plan.(1)
10.2		2004 Equity Incentive Plan, as amended.(20)
10.3		2004 Employee Stock Purchase Plan.(1)
10.4		Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.5		First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(1)
10.6		Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(1)
10.7		Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(1)
10.8		Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(1)
10.9		Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(1)
10.10		First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(1)
10.11		Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(1)
10.12		Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(1)
10.13		Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.14		Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(1)
10.15		Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(1)
10.16		Series D Preferred Stock Purchase Agreement, dated June 20, 2001, by and between the Company and Glaxo Wellcome International B.V.(1)
10.17		Amendment No. 1 to Series D Preferred Stock Purchase Agreement, dated April 2, 2003, by and among the Company, Glaxo Wellcome International B.V. and Glaxo Group Limited.(1)
*10	.18	Collaboration and License Agreement, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.19	Memorandum, dated June 20, 2001, by and between the Company and Glaxo Group Limited.(1)
*10	.20	Letter Amendment, dated October 28, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.21	Letter Amendment, dated November 5, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)

Exhibit
Number		Description

*10	.22	Letter Amendment, dated December 13, 2002, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.23	Letter Amendment, dated July 11, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.24	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.25	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
*10	.26	Letter Amendment, dated July 28, 2003, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(1)
10.27		Common Stock Purchase Agreement, dated March 10, 2004, by and between the Company and Glaxo Group Limited.(24)
10.28		David J. Morgans and Sandra Morgans Promissory Note, dated May 20, 2002.(1)
*10	.29	Amendment, dated September 21, 2005, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(9)
10.30		Common Stock Purchase Agreement, dated October 28, 2005, by and between the Company and Kingsbridge Capital Limited.(3)
10.31		Sublease, dated November 29, 2005, by and between the Company and Millennium Pharmaceuticals, Inc.(10)
10.32		Stock Purchase Agreement dated January 18, 2006, by and among the Company, Federated Kaufmann Fund, Red Abbey Venture Partners, LP, Red Abbey Venture Partners (QP), LP and Red Abbey CEO’s Fund, LP.(11)
10.33		Loan Proposal, executed January 18, 2006, by and between the Company and General Electric Capital Corporation.(3)
10.34		Loan Proposal, executed March 16, 2006, by and between the Company and General Electric Capital Corporation.(12)
*10	.35	Letter Amendment, dated June 16, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(13)
*10	.36	Amendment, dated November 27, 2006, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(14)
10.37		Common Stock Purchase Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(4)
*10	.38	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(15)
*10	.39	Letter Amendment, dated June 18, 2007, to Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(16)
10.40		Loan Proposal, executed August 28, 2007, by and between the Company and General Electric Capital Corporation.(17)
10.41		Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(5)
*10	.42	Letter Amendment, dated March 11, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(22)
*10	.43	Letter Amendment, dated June 18, 2008, to the Collaboration and License Agreement by and between the Company and Glaxo Group Limited.(18)
10.44		Form of Indemnification Agreement between the Company and each of its directors and executive officers.(6)
*10	.45	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(19)
10.46		Executive Employment Agreement, dated March 31, 2008, by and between the Company and Michael Rabson.(19)

Exhibit
Number		Description

10.47		Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(6)
10.48		Form of Executive Employment Agreement between the Company and its executive officers.(6)
*10	.49	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(22)
*10	.50	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(22)
10.51		Acceptance of UBS AG Settlement Offer Relating to Auction Rate Securities dated October 27, 2008.(22)
*10	.52	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(22)
10.53		Credit Line Agreement, effective December 30, 2008, by and among the Company, UBS Bank USA and UBS Financial Services Inc.(22)
*10	.54	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(22)
10.55		Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.(22)
10.56		Form of Subscription Agreement, dated May 18, 2009, between the Company and the investor signatories thereto.(21)
10.57		Form of Warrant, dated May 18, 2009, between the Company and the investor signatories thereto.(21)
*10	.58	Letter Amendment, dated April 16, 2009, to the Collaboration and License Agreement between the Company and Glaxo Group Limited.(20)
10.59		Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(1)
10.60		Amendment No. 1, effective January 1, 2005, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(20)
*10	.61	Consent and Amendment No. 2, effective May 18, 2009, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(20)
10.62		Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(1)
*10	.63	Mutual Termination of Collaboration and License Agreement Dated June 20, 2001 between the Company and Glaxo Group Limited, dated December 4, 2009.(25)
10.64		Amendment No. 1 to Common Stock Purchase Agreement, dated October 15, 2010, by and between the Company and Kingsbridge Capital Limited.(23)
10.65		Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership.
* 10.66		Amendment No. 5, dated November 1, 2011, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 114).
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our Registration Statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2004, as amended February 16, 2005.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2005.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 10, 2005.

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 5, 2005, as amended on December 13, 2005.

(11)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2006.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(13)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2006.

(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 27, 2006.

(15)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 29, 2007.

(18)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2008, as amended June 20, 2008.

(19)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(20)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2009.

(21)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2009.

(22)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2010.

(24)	Incorporated by reference from our Registration Statement on Form S-1/A, registration number 333-112261, filed with the Securities and Exchange Commission on March 11, 2004.

(25)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2010.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.