Form 10-Q
period 2011-03-31
CYTOKINETICS INC
filed 2011-05-06
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of April 29, 2011: 72,216,100.

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of March 31, 2011 and December 31, 2010	3
Unaudited Condensed Statements of Operations for the three months ended March 31, 2011 and 2010, and the period from August 5, 1997 (date of inception) to March 31, 2011	4
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and the period from August 5, 1997 (date of inception) to March 31, 2011	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Reserved	43
Item 5. Other Information	43
Item 6. Exhibits	43
SIGNATURES	45
EXHIBIT INDEX	46
EX-31.1
EX-31.2
EX-32.1

2 of 49

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$15,452	$17,514
Short-term investments	44,449	54,125
Related party accounts receivable	34	46
Prepaid and other current assets	3,019	1,813

Total current assets	62,954	73,498
Long-term investments	—	1,206
Property and equipment, net	2,041	2,321
Restricted cash	439	788
Other assets	228	179

Total assets	$65,662	$77,992

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,045	$1,119
Accrued liabilities	4,279	5,372
Related party payables and accrued liabilities	11	—
Short-term portion of equipment financing lines	690	833
Deferred revenue	17	—

Total current liabilities	6,042	7,324
Long-term portion of equipment financing lines	34	152

Total liabilities	6,076	7,476

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock:
Authorized: 10,000,000 shares at March 31, 2011 and December 31, 2010 Issued and outstanding: zero shares at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value:
Authorized: 170,000,000 shares at March 31, 2011 and December 31, 2010 Issued and outstanding: 66,916,100 shares at March 31, 2011 and 66,907,600 shares at December 31, 2010	67	67
Additional paid-in capital	431,872	431,103
Accumulated other comprehensive income (loss)	9	(4)
Deficit accumulated during the development stage	(372,362)	(360,650)

Total stockholders’ equity	59,586	70,516

Total liabilities and stockholders’ equity	$65,662	$77,992

The accompanying notes are an integral part of these financial statements.

3 of 49

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

			Period from
			August 5, 1997
	Three Months Ended		(Date of Inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011
Revenues:
Research and development revenues from related parties	$389	$621	$49,486
Research and development, grant and other revenues	374	—	4,419
License revenues from related parties	—	—	112,935

Total revenues	763	621	166,840

Operating expenses:
Research and development	9,179	9,068	424,469
General and administrative	3,336	3,836	133,699
Restructuring charges	—	—	2,450

Total operating expenses	12,515	12,904	560,618

Operating loss	(11,752)	(12,283)	(393,778)
Interest and other, net	40	94	21,390

Loss before income taxes	(11,712)	(12,189)	(372,388)
Income tax benefit	—	—	(26)

Net loss	$(11,712)	$(12,189)	$(372,362)

Net loss per common share — basic and diluted	$(0.18)	$(0.20)

Weighted-average number of shares used in computing net loss per common share — basic and diluted	66,911	61,995
The accompanying notes are an integral part of these financial statements.

4 of 49

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Three Months Ended		(Date of Inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(11,712)	$(12,189)	$(372,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	423	489	27,789
Loss on disposal of equipment	—	—	298
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	—	—	498
Non-cash interest expense	—	—	504
Non-cash forgiveness of loans to officers	—	—	434
Stock-based compensation	761	994	30,037
Non-cash warrant expense	—	—	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	12	169	(385)
Prepaid and other assets	(1,255)	394	(3,275)
Accounts payable	(33)	102	1,153
Accrued liabilities	(1,104)	(1,643)	4,068
Related party payables and accrued liabilities	11	10	11
Deferred revenue	17	(534)	17

Net cash used in operating activities	(12,880)	(12,208)	(309,343)

Cash flows from investing activities:
Purchases of investments	(7,123)	(36,393)	(918,553)
Proceeds from sales and maturities of investments	18,020	40,560	854,173
Proceeds from sales of auction rate securities	—	250	20,025
Purchases of property and equipment	(175)	(154)	(30,768)
Proceeds from sales of property and equipment	—	—	138
(Increase) decrease in restricted cash	349	441	(439)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	859

Net cash provided by (used in) investing activities	11,071	4,704	(75,711)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	—	—	206,871
Proceeds from draw down of committed equity financing facilities, net of issuance costs	—	3,370	52,854
Proceeds from other issuances of common stock	8	40	7,427
Proceeds from issuance of preferred stock, net of issuance costs	—	—	133,172
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	—	12,441
Repayment of loan with UBS	—	(328)	(12,441)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	(261)	(424)	(23,446)

Net cash provided by (used in) financing activities	(253)	2,658	400,506

Net increase (decrease) in cash and cash equivalents	(2,062)	(4,846)	15,452
Cash and cash equivalents, beginning of period	17,514	25,561	—

Cash and cash equivalents, end of period	$15,452	$20,715	$15,452

The accompanying notes are an integral part of these financial statements.

5 of 49

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
     The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $11.7 million and net cash used in operations of $12.9 million for the three months ended March 31, 2011, and an accumulated deficit of $372.4 million as of March 31, 2011. Cash, cash equivalents and investments decreased to $59.9 million at March 31, 2011 from $72.8 million at December 31, 2010. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods. If sufficient additional capital is not available on terms acceptable to the Company, its liquidity will be impaired.
     In April 2011, the Company entered into a securities purchase agreement with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”), pursuant to which Deerfield purchased (i) 5,300,000 shares of the Company’s common stock for a purchase price of $1.50 per share and (ii) 8,070 shares of the Company’s Series A Convertible Preferred Stock for an aggregate purchase price of approximately $20.1 million. See Note 13, “Subsequent Events” for further details of this agreement.
     The Company has funded its operations primarily through sales of equity securities, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and investments at March 31, 2011 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.
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
     The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in

6 of 49

conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 11, 2011.
     Certain reclassifications have been made to the Condensed Financial Statements for the three months ended March 31, 2010 in order to conform to the current year presentation.
Comprehensive Loss
     Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss. Comprehensive loss and its components for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net loss	$(11,712)	$(12,189)
Change in unrealized gain (loss) on investments	13	(8)

Comprehensive loss	$(11,699)	$(12,197)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. In January 2011, GE Capital approved a reduction in the amount of the Company’s certificate of deposit. The balance of the certificate of deposit, which the Company classifies as restricted cash, was as follows (in thousands):

	March 31,	December 31,
	2011	2010
Certificate of deposit classified as restricted cash	$439	$788

Note 2. Net Loss Per Common Share
     Basic net loss per common share is computed by dividing the net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock, warrants, and shares issuable under the Employee Stock Purchase Plan (“ESPP”), by applying the treasury stock method. Following is the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Net loss	$(11,712)	$(12,189)

Weighted-average common shares outstanding	66,911	62,184
Unvested restricted stock	—	(189)

Weighted-average shares used in computing basic and diluted net loss per common share	66,911	61,995

Net loss per common share — basic and diluted	$(0.18)	$(0.20)
     The following instruments were excluded from the computation of diluted net loss per common share for the periods presented because their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Options to purchase common stock	10,075	8,361
Unvested restricted common stock	—	183
Warrants to purchase common stock	4,027	4,027
Shares issuable related to the ESPP	94	123

Total shares	14,196	12,694

7 of 49

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Three Months Ended		(date of inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	110	30	110
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Warrants issued in registered direct equity financing	—	—	1,585
Note 4. Related Party Research and Development Arrangements
Amgen Inc. (“Amgen”)
     Pursuant to its collaboration and option agreement with Amgen (the “Amgen Agreement”), the Company has recognized research and development revenue from Amgen for reimbursements of its costs of full-time employee equivalents (“FTEs”) supporting the research and development program for omecamtiv mecarbil and related compounds, and for reimbursements of other costs related to that program. These reimbursements were recorded as research and development revenues from related parties. Revenue from Amgen was as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
FTE reimbursements	$363	$415
Reimbursements of other costs	26	206

Total research and development revenues from Amgen	389	621

Total revenue from Amgen	$389	$621

     Deferred revenue and related party accounts receivable related to Amgen were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Deferred revenue — Amgen	$17	$—

Related party accounts receivable — Amgen	$34	$41

GlaxoSmithKline (“GSK”)
     Pursuant to its collaboration and license agreement with GSK, the Company recognized revenue for patent expense reimbursements from GSK, recorded as research and development revenues from related parties, as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Patent expense reimbursements	$—	$4

     There were no related party accounts receivables due from GSK at March 31, 2011 or December 31, 2010. Related party payables and accrued liabilities due to GSK were as follows:

	March 31,	December 31,
	2011	2010
Related party payables and accrued liabilities — GSK	$11	$—

8 of 49

Note 5. Grant Arrangement
     In July 2010, the National Institute of Neurological Disorders and Stroke (“NINDS”) awarded to the Company a $2.8 million grant to support research and development of CK-2017357 directed to the potential treatment for myasthenia gravis for a period of up to three years. We have determined that the Company is the principal participant in the grant arrangement and, accordingly, the Company records amounts earned under the arrangement as revenue. The Company recognized grant revenue under this grant arrangement as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
NINDS myasthenia gravis	$374	$—

Note 6. Cash Equivalents and Investments
Cash Equivalents and Available for Sale Investments
     The amortized cost and fair value of cash equivalents and available for sale investments at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$13,764	—	—	$13,764

Short-term investments — U.S. Treasury securities	$44,440	$9	$—	$44,449	4/2011- 1/2012

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents — money market funds	$16,966	—	—	$16,966

Short-term investments — U.S. Treasury securities	$54,129	$4	$(8)	$54,125	1/2011- 12/2011

Long-term investments — U.S. Treasury securities	$1,207	—	$(1)	$1,206	1/2012

     As of March 31, 2011, the Company’s cash equivalents and short-term investments had no unrealized losses. As of December 31, 2010, the Company’s cash equivalents had no unrealized losses, and its U.S. Treasury securities classified as short- and long-term investments had unrealized losses of approximately $9,000. The unrealized losses primarily were caused by rising interest rates. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January through April 2011, and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.
     Interest income was as follows (in thousands):

			Period from
			August 5, 1997
	Three Months Ended		(date of inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011
Interest income	$52	$163	$28,445

Investments in Auction Rate Securities and Investment Put Option Related to Auction Rate Securities Rights
     On June 30, 2010, the Company exercised its Series C-2 Auction Rate Securities Rights issued to the Company by UBS AG (the “ARS Rights”), which required that UBS AG purchase the Company’s remaining outstanding auction rate securities (“ARS”) at par value. Accordingly, on the settlement date of July 1, 2010, UBS AG deposited the proceeds of $7.5 million into the Company’s money market account. The Company recorded the ARS Rights as an investment put option, which was extinguished at the time that the ARS Rights were exercised.
     The Company recognized changes in the fair value of the ARS, excluding the sale of ARS, and changes in the fair value of the ARS Rights in current period earnings in Interest and Other, net. Unrealized gains (losses) on the ARS and ARS Rights recognized in Interest and Other, net, for the quarter ended March 31, 2010 are set forth in “Note 10. — Interest and Other, Net.”

9 of 49

Note 7. Fair Value Measurements
     The Company follows the fair value accounting guidance to value its financial assets and liabilities. Fair value is defined as the price that would be received for assets when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.
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
     Financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 were classified in one of the three categories described above as follows (in thousands):

	March 31, 2011
	Fair Value Measurements Using
				Assets
	Level 1	Level 2	Level 3	At Fair Value
Money market funds	$13,764	$—	$—	$13,764
U.S. Treasury securities	44,449	—	—	44,449

Total	$58,213	$—	$—	$58,213

Amounts included in:
Cash and cash equivalents	$13,764	$—	$—	$13,764
Short-term investments	44,449	—	—	44,449

Total	$58,213	$—	$—	$58,213

	December 31, 2010
	Fair Value Measurements Using
				Assets
	Level 1	Level 2	Level 3	At Fair Value
Money market funds	$16,966	$—	$—	$16,966
U.S. Treasury securities	55,331	—	—	55,331

Total	$72,297	$—	$—	$72,297

Amounts included in:
Cash and cash equivalents	$16,966	$—	$—	$16,966
Short-term investments	54,125	—	—	54,125
Long-term investments	1,206	—	—	1,206

Total	$72,297	$—	$—	$72,297

     The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets.

10 of 49

     As of March 31, 2011, the Company had no financial assets measured at fair value on a recurring basis using significant Level 3 inputs. The following table provides a rollforward of all assets measured at fair value using significant Level 3 inputs for the quarter ended March 31, 2010 (in thousands):

		Investment Put Option
	ARS	Related to ARS Rights
Balance as of December 31, 2009	$15,542	$2,358
Unrealized gain on ARS, included in Interest and Other, net	19	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and Other, net	—	(19)
Sale of ARS	(250)	—

Balance as of March 31, 2010	$15,311	$2,339

     The Company recognized the unrealized gains or losses resulting from changes in the fair value of the ARS, excluding the sale of ARS, and the changes in the fair value of the ARS Rights in current period earnings in Interest and Other, net.
     The Company’s equipment financing line debt is not recorded at fair value, but the Company is required to disclose its fair value. The Company determined the fair value of the equipment financing line debt using a discounted cash flow model. The major inputs to the model are expected cash flows, which equal the contractual payments, and borrowing rates available to the Company for similar debt as of the applicable balance sheet dates. The fair value and the carrying value of the equipment financing line debt were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Carrying value — equipment financing line	$724	$985

Fair value — equipment financing line	$698	$947

     The carrying amount of the Company’s cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.
Note 8. Loan with UBS
     In connection with the settlement with UBS AG relating to the Company’s ARS, in October 2008, the Company entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, the Company borrowed approximately $12.4 million under the loan agreement, with its ARS held in accounts with UBS Financial Services Inc. as collateral. Proceeds from sales of the ARS were first applied as repayments of the loan balance. The Company repaid the remaining balance of the loan in full during the second quarter of 2010.
     Activity related to this loan during the quarter ended March 31, 2010 was as follows (in thousands):

Three months ended
March 31,
2010
Beginning balance	$10,201
Interest expense incurred	29
Interest income from ARS applied to loan balance	(107)
Proceeds from sales of ARS applied to loan balance	(250)

Ending balance	$9,873

Note 9. Stockholders’ Equity
2007 Committed Equity Facility
     The 2007 committed equity financing facility with Kingsbridge Capital Limited expired on March 31, 2011, and no further shares are available to the Company for sale under the facility.

11 of 49

Stock Option Plans
     Stock option activity for the three months ended March 31, 2011 under the 2004 Equity Incentive Plan, as amended, and the 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares
	Available for		Weighted
	Grant of		Average Exercise
	Options	Stock Options	Price per Share of
	or Awards	Outstanding	Stock Options
Balance at December 31, 2010	5,127,695	8,096,476	$4.32
Options granted	(2,365,056)	2,365,056	$1.61
Options exercised	—	(8,500)	$1.00
Options forfeited/expired	378,165	(378,165)	$4.97

Balance at March 31, 2011	3,140,804	10,074,867	$3.66

Note 10. Interest and Other, Net
     Components of Interest and Other, net were as follows (in thousands):

			Period from
			August 5, 1997
	Three Months Ended		(date of inception)
	March 31,	March 31,	to March 31,
	2011	2010	2011
Unrealized gain on ARS (Note 6 and 7)	$—	$19	$—
Unrealized loss on investment put option related to ARS Rights (Note 6 and 7)	—	(19)	—
Warrant expense	—	—	(1,585)
Interest income and other income	55	163	28,922
Interest expense and other expense	(15)	(69)	(5,947)

Interest and Other, net	$40	$94	$21,390

     Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and included in Interest and Other, net. The Company sold its remaining outstanding ARS on June 30, 2010.
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
     Warrant expense for the period from inception to March 31, 2011, was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.
     Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consisted of interest expense on borrowings under the Company’s equipment financing lines and, through June 30, 2010, on its loan agreement with UBS Bank USA and UBS Financial Services Inc.
Note 11. Income Taxes
     The Company follows the accounting guidance established by the Financial Accounting Standards Board (“FASB”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in the Company’s judgment, is greater than 50% likely to be realized.
     The Company files income tax returns with the United States Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are made, the Company is subject to income tax examination for all fiscal years since inception. Tax

12 of 49

years 2009 and 2008 are currently under IRS examination. The Company believes that it maintains adequate reserves for uncertain tax positions.
Note 12. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     In October 2009, the FASB issued new accounting guidance for recognizing revenue for multiple-deliverable revenue arrangements. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor specific objective evidence or third party evidence of value does not exist. The Company’s adoption of the new guidance prospectively for new revenue arrangements entered into or materially modified beginning on January 1, 2011 did not have a material impact on its financial position or results of operations.
     In January 2010, the FASB issued new accounting guidance for improving disclosures about fair value measurements, which requires a gross presentation of Level 3 fair value rollforwards. The Company’s adoption of the guidance on January 1, 2011 did not have a material impact on its financial position or results of operations.
     In April 2010, the FASB issued new accounting guidance on the milestone method of revenue recognition. The new guidance codifies the milestone method as an acceptable revenue recognition model when a milestone is deemed to be substantive. The Company’s adoption of the guidance effective for milestones achieved beginning on January 1, 2011 did not have a material impact on its financial position or results of operations.
Note 13. Subsequent Events
     On April 18, 2011, the Company entered into a securities purchase agreement with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”), pursuant to which Deerfield purchased (i) 5,300,000 shares of the Company’s common stock for a purchase price of $1.50 per share and (ii) 8,070 shares of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share, for an aggregate purchase price of approximately $20.1 million. In connection with the securities purchase agreement, the Company issued to Deerfield warrants to purchase an aggregate of 6,685,000 shares of its common stock at an initial exercise price of $1.65 per share. The warrants will be exercisable beginning on the date that is six months after their issuance and will remain exercisable until four years after their issuance. The holder of the warrants will be prohibited from exercising into shares of common stock if, as a result of such exercise, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding.
     Each share of Series A Preferred Stock is convertible into 1,000 shares of the Company’s common stock at any time at the holder’s option. However, the holder will be prohibited from converting Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of our common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of our Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of the Company’s common stock. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock. Shares of Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by our board of directors, and will rank:
•	senior to all of the Company’s common stock;

•	senior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms junior to the Series A Preferred Stock;

•	on parity with any class or series of the Company’s capital stock hereafter created specifically ranking by its terms on parity with the Series A Preferred Stock; and

13 of 49

•	junior to any class or series of the Company’s capital stock hereafter created specifically ranking by its terms senior to the Series A Preferred Stock;
     in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily.
     The offering was made pursuant to a shelf registration statement that the Company filed with the SEC on November 10, 2008, which became effective on November 19, 2008 (File No. 333-155259). The closing of the offering took place on April 20, 2011.
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

14 of 49

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

15 of 49

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
     Our drug candidates currently in clinical development include omecamtiv mecarbil for the potential treatment of heart failure and CK-2017357 for the potential treatment of diseases or medical conditions associated with skeletal muscle weakness or wasting. We are also advancing a second, structurally distinct, fast skeletal muscle sarcomere activator, CK-2066260, in non-clinical studies intended to enable the filing of an IND with the FDA in 2011. Both CK-2017357 and CK-2066260 selectively activate the fast skeletal muscle troponin complex, which is a set of regulatory proteins that modulates the contractility of the fast skeletal muscle sarcomere. We are also conducting non-clinical development of compounds that inhibit smooth muscle contractility. These compounds may be useful as potential treatments for diseases and conditions such as bronchoconstriction and chronic obstructive pulmonary disease. We are evaluating strategic alternatives for the further clinical development of the three drug candidates from our discontinued oncology program: ispinesib, SB-743921 and GSK-923295.
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

16 of 49

     We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting. We are also conducting joint research activities with Amgen under an agreed research plan directed to potential next-generation compounds in our cardiac muscle contractility program.
     In April 2011, we announced that Amgen opened to enrollment an international, randomized, double-blind, placebo-controlled Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil in patients with left ventricular systolic dysfunction hospitalized with acute heart failure. This trial is being conducted by Amgen in collaboration with Cytokinetics.
     We are discussing with Amgen the development strategy for oral formulations of omecamtiv mecarbil, including plans regarding the initiation of a Phase I study designed to investigate the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil in healthy volunteers which may occur in the second half of 2011.
     The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $0.4 million and $0.5 million in the three months ended March 31, 2011 and 2010, respectively. We recognized research and development revenue from Amgen of $0.4 million and $0.6 million in the three months ended March 31, 2011 and 2010, respectively, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses.
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
Skeletal Muscle Contractility
     CK-2017357 is the lead drug candidate from this program. We are also advancing another compound from this program, CK-2066260, in non-clinical studies intended to enable the filing of an IND in mid-year 2011. CK-2017357 and CK-2066260 are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds act on fast skeletal muscle troponin. Activation of troponin increases its sensitivity to calcium, leading to an increase in skeletal muscle contractility. We are evaluating the potential indications for which CK-2017357 and CK-2066260 may be useful.
     Each of CK-2017357 and CK-2066260 has demonstrated encouraging pharmacological activity in preclinical models and, with respect to CK-2017357, in healthy volunteers and patients with amyotrophic lateral sclerosis (“ALS”). In a recent Phase IIa clinical trial of CK-2017357 in ALS patients, evidence of potentially clinically relevant pharmacodynamic effects was observed. CK-2017357 has received an orphan drug designation from the FDA for the treatment of ALS. In July 2010, we were awarded a grant in the amount of $2.8 million by the National Institute of Neurological Disorders and Stroke, which is intended to support research and development of CK-2017357 for the potential treatment of myasthenia gravis for three years. The grant was awarded under the American Recovery and Reinvestment Act of 2009. We recognized revenue of $0.4 million under this grant arrangement in the first quarter of 2011, which we recorded as research and development, grant and other revenues.
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
     In December 2010, we completed a Phase IIa evidence of effect clinical trial of CK-2017357 in ALS patients. 67 patients were enrolled in this trial. Results from this trial were presented in December 2010 at the Clinical Trials Session at the 21st International Symposium on ALS/Motor Neurone Diseases. Increases in multiple clinically relevant pharmacodynamic assessments were observed, and the two doses of CK-2017357 administered (250 mg and 500 mg) exhibited dose-proportional pharmacokinetics. The

17 of 49

investigators also concluded that these single doses of CK-2017357 appeared to be safe and generally well-tolerated by the patients in this trial. There were no serious adverse events judged to have been drug-related, and most adverse events were classified by the investigators as mild. In April 2011, additional analyses of the data were presented from this trial during a Clinical Trials Session at the 63rd Annual Meeting of the American Academy of Neurology in Honolulu, Hawaii.
     In June 2010, we initiated a Phase IIa evidence of effect clinical trial of CK-2017357 in patients with symptoms of claudication associated with PAD. The primary objective of this trial is to evaluate the pharmacodynamic effects of single doses of CK-2017357 on measures of skeletal muscle function and fatigability in these patients. The secondary objectives of this trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects and to evaluate the safety and tolerability of CK-2017357 administered as single oral doses to these patients. We have completed enrollment and the dosing of patients in this trial. The dose levels originally administered in this trial were 375 mg and 750 mg. In October 2010, we conducted an interim review of data from this trial that suggested potential pharmacodynamic activity of CK-2017357 to increase skeletal muscle performance in these patients. In addition, this review suggested that single oral doses of CK-2017357 were generally well-tolerated by most patients in this trial. However, serious adverse events were reported by two patients: dizziness and mental confusion in one and dizziness and dyskinesia (or abnormal movements) in the other. Both patients required inpatient observation until their symptoms resolved. These events were not life-threatening and appeared to resolve spontaneously and completely without any additional treatment. Following these observations, the protocol was amended to lower the 750 mg dose to 500 mg. We plan to present two abstracts from this clinical trial in June 2011 at the 22nd Annual Sessions of the Society of Vascular Medicine in Boston, Massachusetts.
     In January 2011, we initiated our third Phase IIa evidence of effect clinical trial of CK-2017357 in patients with generalized myasthenia gravis. At least 36 and up to 78 patients may be enrolled in this trial, and we continue to enroll and dose patients in this trial. Patients receive a single oral dose of placebo or 250 mg or 500 mg of CK-2017357. The primary objective of this trial is to assess the effects of CK-2017357 on measures of muscle strength, muscle fatigue and pulmonary function in these patients. The secondary objectives of this clinical trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects; to evaluate the safety and tolerability of CK-2017357 administered as single doses to patients with myasthenia gravis; and to evaluate the effect of CK-2017357 on investigator- and patient-determined global functional assessment and the Modified MG Symptom Score, an assessment combining patient reports and physician evaluations to assess the severity of symptoms due to myasthenia gravis. We anticipate that data from this clinical trial will be available by the end of 2011.
     In the first quarter of 2011, we initiated a Phase I drug-drug interaction clinical trial of CK-2017357 administered orally to healthy volunteers. This trial is intended to evaluate the effects of CK-2017357 on the pharmacokinetics of riluzole and other drugs as well as the pharmacokinetics of CK-2017357 when administered after a meal and when fasting. We anticipate that data from this trial will be available in the second half of 2011.
     By mid-year 2011, we anticipate initiating a Phase II multi-dose, safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of CK-2017357 in ALS patients. This trial is expected to evaluate patients receiving daily oral doses of CK-2017357 for up to 14 days. The primary objective of this trial will be to evaluate the safety and tolerability of multiple doses of CK-2017357 in patients with ALS. In addition, patients will be asked to report their ALS symptoms using the ALS Functional Rating Scale-Revised (ALSFRS-R). Patients will also undergo tests of muscle fatigability, certain indices of pulmonary function, and patients’ and investigators’ global status assessments.
     We anticipate that by mid-year 2011, we will file an IND for CK-2066260 with the FDA and anticipate initiating a Phase I, first-time-in-humans clinical trial of this drug candidate in healthy volunteers in the second half of 2011.
     CK-2017357 and CK-2066260 are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $5.9 million and $6.4 million in the three months ended March 31, 2011 and 2010, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357, CK-2066260 or other compounds from this program into and through development.

18 of 49

Smooth Muscle Contractility
     Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors, which may be useful as potential treatments for diseases and conditions associated with excessive smooth muscle contraction, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstrictive diseases and may have applications for indications such as asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have also demonstrated pharmacological activity in preclinical models of vascular constriction. We intend to continue to conduct non-clinical development of compounds from this program.
     Our smooth muscle myosin inhibitors are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $1.3 million and $0.6 million in the three months ended March 31, 2011 and 2010, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development
Oncology Program: Mitotic Kinesin Inhibitors
     We currently have three drug candidates for the potential treatment of cancer: ispinesib, SB-743921 and GSK-923295. All of these arose from our earlier research activities directed to the role of the cytoskeleton in cell division and were progressed under our strategic alliance with GlaxoSmithKline (“GSK”), established in 2001. We agreed with GSK to terminate our strategic alliance effective February 2010. We have retained all rights to ispinesib, SB-743921 and GSK-923295, subject to certain royalty obligations to GSK. GSK remains responsible for completing its Phase I clinical trial of GSK-923295 in cancer patients, at its expense. Following GSK’s completion of its Phase I clinical trial of GSK-923295, we will be responsible for any further research and development costs associated with GSK-923295.
     Each of ispinesib, SB-743921 and GSK-923295 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently are responsible for all research and development costs associated with ispinesib and SB-743921. We recorded research and development expenses for activities relating to our mitotic kinesin inhibitors program of approximately zero and $0.5 million in the three months ended March 31, 2011 and 2010, respectively. We have completed the Phase I portion of each of the Phase I/II clinical trials for ispinesib and SB-743921. GSK is completing the current Phase I clinical trial of GSK-923295, at its expense. We do not currently intend to conduct any further development of these drug candidates ourselves in oncology. We are evaluating strategic alternatives for the future development and commercialization of ispinesib, SB-743921 and GSK-923295 with third parties. We may not be able to enter into an agreement regarding such a strategic alternative on acceptable terms, if it all.
Development Risks
     The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:
•	decisions made by Amgen with respect to the development of omecamtiv mecarbil;

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

•	safety issues that may arise at any time during clinical trials and preclinical studies;

•	our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management, conduct and funding of clinical trials;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

19 of 49

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility; and

•	possible delays in the characterization, formulation and manufacture of potential drug candidates.
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
Results of Operations
Revenues
     We recorded total revenues of $0.8 million and $0.6 million for the first quarter of 2011 and 2010, respectively.
     Research and development revenues from related parties for the first quarter of 2011 and 2010 primarily include research and development revenues from our strategic alliance with Amgen. Research and development revenues from Amgen were $0.4 million and $0.6 million in the first quarter of 2011 and 2010, respectively. Research and development revenues from Amgen for the first quarter of 2011 consisted of $0.4 million for reimbursements of FTE expenses and $26,000 for reimbursements of other research and development expenses. Research and development revenues from Amgen for the first quarter of 2010 consisted of reimbursements of $0.4 million for FTE costs and $0.2 million for other out of pocket expenses.
     In July 2010, the National Institute of Neurological Disorders and Strokes awarded us a grant to support research and development of CK-2017357 directed to the potential treatment for myasthenia gravis for a period of up to three years. In the first quarter of 2011, we recognized grant revenue of $0.4 million under this arrangement.
     The deferred revenue balance related to Amgen was $17,000 at March 31, 2011 and zero at December 31, 2010. The deferred revenue balance at March 31, 2011 consisted of Amgen’s prepayment of FTE reimbursements.
Research and Development Expenses
     Research and development expenses were $9.2 million and $9.1 million in the first quarter of 2011 and 2010, respectively. The increase in research and development expenses in the first quarter of 2011 compared to the same period in 2010 was primarily due to an increase of $0.5 million in laboratory expenses and $0.2 million in clinical and pre-clinical outsourcing costs, partially offset by a decrease of $0.6 million in personnel and facility-related costs.
     From a program perspective, the $0.1 million increase in spending in the first quarter of 2011 compared to the first quarter of 2010 was due to increased spending of $0.7 million for our smooth muscle contractility program and $0.6 million for our other research programs, partially offset by decreases of $0.5 million for our skeletal muscle contractility program, $0.5 million for our mitotic kinesin inhibitors program, $0.1 million for our cardiac muscle contractility program and $0.1 million for our propriety technologies.

20 of 49

     Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cardiac muscle contractility	$0.4	$0.5
Skeletal muscle contractility	5.9	6.4
Smooth muscle contractility	1.3	0.6
Mitotic kinesin inhibitors	—	0.5
Proprietary technologies	—	0.1
All other research programs	1.6	1.0

Total research and development expenses	$9.2	$9.1

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
General and Administrative Expenses
     General and administrative expenses were $3.3 million and $3.8 million in the first quarter of 2011 and 2010, respectively. The decrease in the first quarter of 2011 compared to the same period in 2010 was primarily due to decreases of $0.3 million in personnel expenses and $0.2 million in legal and outside services.
     We expect that general and administrative expenses will increase in 2011 compared to 2010. We anticipate general and administrative expenses to be in the range of $15.0 million to $17.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.3 million are included in our estimate of 2011 general and administrative expenses.
Interest and Other, Net
     Components of Interest and Other, net were as follows (in millions):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Interest income and other income	—	0.2
Interest expense and other expense	—	(0.1)

Interest and Other, net	$—	$0.1

     Interest income and other income decreased in the first quarter of 2011 compared to the first quarter of 2010, due to lower average invested balances and lower average effective interest rates.
     Interest expense and other expense primarily consisted of interest expense on our equipment financing debt and, through the second quarter of 2010, our loan with UBS Bank USA.

21 of 49

Income Taxes
     We follow the accounting guidance established by the Financial Accounting Standards Board (“FASB”) which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized.
     We file income tax returns with the United States Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are made, we are subject to income tax examination for all fiscal years since inception. Tax years 2009 and 2008 are currently under IRS examination. We believe that we maintain adequate reserves for uncertain tax positions.
Critical Accounting Policies
     The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Recent Accounting Pronouncements
     See Note 12, “Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through March 31, 2011, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $59.9 million at March 31, 2011, down from $72.8 million at December 31, 2010. The decrease of $12.9 million was primarily due to the use of cash to fund operations.
     Net cash used in operating activities was $12.9 million in the first quarter of 2011 and primarily resulted from the net loss of $11.7 million. Net cash used in operating activities in the first quarter of 2010 was $12.2 million and primarily resulted from net loss of $12.2 million.
     Net cash provided by investing activities was $11.1 million in the first quarter of 2011 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $10.9 million. Net cash provided by investing activities in the first quarter of 2010 was $4.7 million and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $4.2 million, and proceeds of $0.3 million from sales of our auction rate securities.
     Net cash used in financing activities was $0.3 million in the first quarter of 2011 and primarily consisted of repayments of $0.3 million on our equipment financing debt. Net cash provided by financing activities in the first quarter of 2010 was $2.7 million and primarily consisted of proceeds from drawdowns under our 2007 committed equity financing facility with Kingsbridge of $3.4 million. The 2007 committed financing facility with Kingsbridge expired on March 31, 2011 and no further shares are available to us for sale under the facility.
     On April 18, 2011, we entered into a securities purchase agreement with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”), pursuant to which Deerfield purchased (i) 5,300,000 shares of our common stock for a purchase price of $1.50 per share and (ii) 8,070 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share, for an aggregate purchase price of approximately $20.1 million. In connection with the securities purchase agreement, we issued to Deerfield warrants to purchase an aggregate of 6,685,000 shares of our common stock at

22 of 49

an initial exercise price of $1.65 per share. The warrants will be exercisable beginning on the date that is six months after their issuance and will remain exercisable until four years after their issuance.
     The rights, preferences and privileges of the Series A Preferred Stock are set forth in a Certificate of Designation of Series A Convertible Preferred Stock. Each share of Series A Preferred Stock is convertible into 1,000 shares of our common stock at any time at the holder’s option. However, the holder will be prohibited from converting Series A Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of our common stock then issued and outstanding. In the event of our liquidation, dissolution, or winding up, holders of our Series A Preferred Stock will receive a payment equal to $0.001 per share of Series A Preferred Stock before any proceeds are distributed to the holders of our common stock. Shares of Series A Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock. Shares of Series A Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by our board of directors, and will rank:
•	senior to all of our common stock;

•	senior to any class or series of our capital stock hereafter created specifically ranking by its terms junior to the Series A Preferred Stock;

•	on parity with any class or series of our capital stock hereafter created specifically ranking by its terms on parity with the Series A Preferred Stock; and

•	junior to any class or series of our capital stock hereafter created specifically ranking by its terms senior to the Series A Preferred Stock;
     in each case, as to distributions of assets upon our liquidation, dissolution or winding up whether voluntarily or involuntarily.
     The offering was made pursuant to a shelf registration statement we filed with the Securities and Exchange Commission (“SEC”) on November 10, 2008, which became effective on November 19, 2008 (File No. 333-155259). The closing of the offering took place on April 20, 2011.
     We are eligible to request up to $2.0 million in future grant payments from the National Institute of Neurological Disorders and Stroke, provided we incur eligible research and development costs for CK-2017357 directed to the potential treatment for myasthenia gravis for three years.
     Shelf Registration Statement. In November 2008, we filed a shelf registration statement with the SEC, which was declared effective in November 2008. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $100 million. As of May 6, 2011, $45.1 million remains available to us under this shelf registration statement, assuming all outstanding warrants are exercised in cash. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.
     As of March 31, 2011, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases (1)	$2,930	$5,958	$6,608	$7,974	$23,470
Equipment financing line	690	34	—	—	724

Total	$3,620	$5,992	$6,608	$7,974	$24,194

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.
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

23 of 49

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

24 of 49

Off-Balance Sheet Arrangements
     As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

25 of 49

     We have generally incurred operating losses in each year since our inception in 1997, due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our drug candidates are all in early and mid-stage clinical testing, and we and our partners must conduct significant additional clinical trials before we and our partners can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur increasing losses for at least several more years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.
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

26 of 49

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

27 of 49

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
     We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in clinical trials of omecamtiv mecarbil, doses that exceeded the maximum tolerated dose were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction. In Phase IIa clinical trials of CK-2017357, adverse events of dizziness, fatigue, headache, somnolence (sleepiness), euphoric mood, muscle spasms, gait disturbance, muscular weakness, nausea, balance disorder, asthenia (loss of strength and energy), abnormal coordination and dysarthria (difficulty speaking) appeared to increase in frequency with increasing doses of CK-2017357. In clinical trials of ispinesib, the most commonly observed dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection.
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

28 of 49

Accordingly, we are conducting a Phase I drug-drug interaction clinical trial intended to evaluate the effects of CK-2017357 on the pharmacokinetics of riluzole and other drugs to better understand the significance of this finding. If this drug-drug interaction trial produces materially adverse findings, it may call into question the feasibility of developing CK-2017357 as a treatment for ALS.
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

29 of 49

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

30 of 49

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

31 of 49

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

32 of 49

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

33 of 49

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
     Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck & Co., Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Novartis and AstraZeneca AB). Further development of these products could be impacted by these patents and result in significant legal fees.
     If a third party claims that our actions infringe its patents or other proprietary rights, we could face a number of issues that could

34 of 49

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

35 of 49

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
     With respect to CK-2017357, CK-2066260 and other compounds that may arise from our skeletal muscle contractility program, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function. We are aware that other companies are developing potential new therapies for ALS, such as Biogen Idec, Inc., Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, and Isis Pharmaceuticals, Inc. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of claudication associated with peripheral artery disease, they will compete with currently approved therapies for the treatment of peripheral artery disease. We are also aware that a number of companies are developing potential new treatments for peripheral artery disease or associated symptoms of claudication. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of myasthenia gravis, they will compete with currently approved therapies for the treatment of myasthenia gravis, including but not limited to anticholinesterase agents, such as pyridostigmine bromide and neostigmine bromide, corticosteroids, such as prednisone, and immunomodulatory drugs, such as azathiaprine and cyclosporine. We are also aware that a number of companies are developing or commercializing in certain markets potential new treatments for myasthenia gravis, such as Benesis Corp. (GB-0998), Alexion Pharmaceuticals, Inc. (eculizumab) and Astellas (tacrolimus).
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

36 of 49

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

37 of 49

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

38 of 49

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

39 of 49

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

40 of 49

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
     The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	announcements concerning any of the clinical trials for our compounds, such as omecamtiv mecarbil for heart failure and CK-2017357 and CK-2066260 for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points);

•	announcements concerning our strategic alliance with Amgen or future strategic alliances;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

41 of 49

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel;

•	substantial sales of our common stock by our existing shareholders, whether or not related to our performance; and

•	volatility in the stock prices of other companies in our industry or in the stock market generally.
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
     As of April 29, 2011, our executive officers, directors and their affiliates beneficially owned or controlled approximately 12.6% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

42 of 49

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.

4.3(4)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

43 of 49

Exhibit
Number	Exhibit Description
4.4(5)	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.

4.5(5)	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.

4.6(6)	Form of Certificate of Designation of Series A Convertible Preferred Stock of Cytokinetics, Inc.

10.67(6)	Securities Purchase Agreement, dated April 18, 2011, between Cytokinetics, Inc. and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.

10.68(6)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.

44 of 49

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 6, 2011

CYTOKINETICS, INCORPORATED (Registrant)
/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

45 of 49

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Warrant for the purchase of shares of common stock, dated October 28, 2005, issued by the Company to Kingsbridge Capital Limited.

4.3(4)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.4(5)	Warrant for the purchase of shares of common stock, dated October 15, 2007, issued by the Company to Kingsbridge Capital Limited.

4.5(5)	Registration Rights Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.

4.6(6)	Form of Certificate of Designation of Series A Convertible Preferred Stock of Cytokinetics, Inc.

10.67(6)	Securities Purchase Agreement, dated April 18, 2011, between Cytokinetics, Inc. and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.

10.68(6)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.

46 of 49