Form 10-Q
period 2011-06-30
CYTOKINETICS INC
filed 2011-08-04
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Registrant’s telephone number, including area code: (650) 624-3000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares of common stock, $0.001 par value, outstanding as of July 29, 2011: 72,279,751.

CYTOKINETICS, INCORPORATED
TABLE OF CONTENTS FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of June 30, 2011 and December 31, 2010	3
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2011 and 2010, and the period from August 5, 1997 (date of inception) to June 30, 2011	4
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and the period from August 5, 1997 (date of inception) to June 30, 2011	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Reserved	45
Item 5. Other Information	45
Item 6. Exhibits	46
SIGNATURES	48
EXHIBIT INDEX	49
EX-3.2
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$23,769	$17,514
Short-term investments	43,143	54,125
Related party accounts receivable	27	46
Prepaid and other current assets	2,865	1,813

Total current assets	69,804	73,498
Long-term investments	—	1,206
Property and equipment, net	1,705	2,321
Restricted cash	439	788
Other assets	209	179

Total assets	$72,157	$77,992

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,005	$1,119
Accrued liabilities	3,737	5,372
Related party payables and accrued liabilities	11	—
Short-term portion of equipment financing lines	489	833
Deferred revenue	263	—

Total current liabilities	5,505	7,324
Long-term portion of equipment financing lines	—	152

Total liabilities	5,505	7,476

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares at June 30, 2011 and December 31, 2010
Issued and outstanding: Series A Convertible Preferred Stock — 8,070 shares at June 30, 2011 and zero shares at December 31, 2010	—	—
Common stock, $0.001 par value:
Authorized: 170,000,000 shares at June 30, 2011 and December 31, 2010
Issued and outstanding: 72,279,751 shares at June 30, 2011 and 66,907,600 shares at December 31, 2010	72	67
Additional paid-in capital	452,559	431,103
Accumulated other comprehensive income (loss)	15	(4)
Deficit accumulated during the development stage	(385,994)	(360,650)

Total stockholders’ equity	66,652	70,516

Total liabilities and stockholders’ equity	$72,157	$77,992

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

					Period from
					August 5, 1997
	Three Months Ended		Six Months Ended		(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2011	2010	2011	2010	2011
Revenues:
Research and development revenues from related parties	$654	$462	$1,043	$1,084	$50,140
Research and development, grant and other revenues	399	—	774	—	4,818
License revenues from related parties	—	—	—	—	112,935

Total revenues	1,053	462	1,817	1,084	167,893

Operating expenses:
Research and development	10,513	10,236	19,692	19,304	434,982
General and administrative	4,187	3,380	7,524	7,217	137,886
Restructuring charges	—	—	—	—	2,450

Total operating expenses	14,700	13,616	27,216	26,521	575,318

Operating loss	(13,647)	(13,154)	(25,399)	(25,437)	(407,425)
Interest and other, net	15	10	55	104	21,405

Loss before income taxes	(13,632)	(13,144)	(25,344)	(25,333)	(386,020)
Income tax benefit	—	—	—	—	(26)

Net loss	(13,632)	(13,144)	(25,344)	(25,333)	(385,994)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(2,857)	—	(2,857)	—	(2,857)

Net loss allocable to common stockholders	$(16,489)	$(13,144)	$(28,201)	$(25,333)	$(388,851)

Net loss per share allocable to common stockholders — basic and diluted	$(0.23)	$(0.21)	$(0.41)	$(0.40)
Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	71,151	63,815	69,043	62,910
The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

			Period from
			August 5, 1997
	Six Months Ended		(Date of Inception)
	June 30,	June 30,	to June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(25,344)	$(25,333)	$(385,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	813	966	28,179
Loss on disposal of equipment	3	—	301
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	—	—	498
Non-cash interest expense	—	—	504
Non-cash forgiveness of loans to officers	—	9	434
Stock-based compensation	1,492	2,006	30,768
Non-cash warrant expense	—	—	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	19	(33)	(378)
Prepaid and other assets	(1,006)	(344)	(3,026)
Accounts payable	(41)	(440)	1,145
Accrued liabilities	(1,596)	(1,502)	3,576
Related party payables and accrued liabilities	11	—	11
Deferred revenue	263	(751)	263

Net cash used in operating activities	(25,386)	(25,422)	(321,849)

Cash flows from investing activities:
Purchases of investments	(25,138)	(66,543)	(936,568)
Proceeds from sales and maturities of investments	37,346	76,073	873,499
Proceeds from sales of auction rate securities	—	10,425	20,025
Purchases of property and equipment	(317)	(274)	(30,910)
Proceeds from sales of property and equipment	3	—	141
(Increase) decrease in restricted cash	349	441	(439)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	859

Net cash provided by (used in) investing activities	12,243	20,122	(74,539)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	—	—	206,871
Proceeds from draw down of committed equity financing and at-the-market facility, net of issuance costs	(76)	8,930	52,778
Proceeds from other issuances of common stock and warrants, net of issuance costs	10,641	219	18,060
Proceeds from issuance of preferred stock, net of issuance costs	9,329	—	142,501
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	—	12,441
Repayment of loan with UBS	—	(10,201)	(12,441)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	(496)	(844)	(23,681)

Net cash provided by (used in) financing activities	19,398	(1,896)	420,157

Net increase (decrease) in cash and cash equivalents	6,255	(7,196)	23,769
Cash and cash equivalents, beginning of period	17,514	25,561	—

Cash and cash equivalents, end of period	$23,769	$18,365	$23,769

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
     The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $25.3 million and net cash used in operations of $25.4 million for the six months ended June 30, 2011, and an accumulated deficit of $386.0 million as of June 30, 2011. Cash, cash equivalents and investments decreased to $66.9 million at June 30, 2011 from $72.8 million at December 31, 2010. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods. If sufficient additional capital is not available on terms acceptable to the Company, its liquidity will be impaired.
     The Company has funded its operations primarily through sales of equity securities, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and investments at June 30, 2011 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.
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

Comprehensive Loss
     Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Comprehensive loss and its components for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net loss	$(13,632)	$(13,144)	$(25,344)	$(25,333)
Change in unrealized gain on investments	6	10	19	2

Comprehensive loss	$(13,626)	$(13,134)	$(25,325)	$(25,331)

Restricted Cash
     In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. In January 2011, GE Capital reduced the amount of the Company’s certificate of deposit. The balance of the certificate of deposit, which the Company classifies as restricted cash, was as follows (in thousands):

	June 30,	December 31,
	2011	2010
Certificate of deposit classified as restricted cash	$439	$788

Note 2. Net Loss Per Share
     Basic net loss per share allocable to common stockholders is computed by dividing the net loss allocable to common stockholders by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share allocable to common stockholders is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock, warrants, convertible preferred stock and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”), by applying the treasury stock method. Following is the calculation of basic and diluted net loss per share allocable to common stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net loss	$(13,632)	$(13,144)	$(25,344)	$(25,333)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(2,857)	—	(2,857)	—

Net loss allocable to common stockholders	$(16,489)	$(13,144)	$(28,201)	$(25,333)

Weighted-average common shares outstanding	71,151	63,996	69,043	63,095
Unvested restricted stock	—	(181)	—	(185)

Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	71,151	63,815	69,043	62,910

Net loss per share allocable to common stockholders — basic and diluted	$(0.23)	$(0.21)	$(0.41)	$(0.40)
     The following instruments were excluded from the computation of diluted net loss per share allocable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	Three and Six Months Ended
	June 30,	June 30,
	2011	2010
Options to purchase common stock	9,978	8,250
Unvested restricted common stock	—	175
Warrants to purchase common stock	10,238	4,027
Series A convertible preferred stock (as converted to common stock)	8,070	—
Shares issuable related to the ESPP	54	45

Total shares	28,340	12,497

Note 3. Supplemental Cash Flow Data
     Supplemental cash flow data was as follows (in thousands):

			Period from
			August 5, 1997
	Six Months Ended		(date of inception)
	June 30,	June 30,	to June 30,
	2011	2010	2011
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	39	58	39
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Warrants issued in equity financing	—	—	1,585
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
FTE reimbursements	$637	$321	$1,001	$737
Reimbursements of other costs	17	141	42	347

Total research and development revenues from Amgen	654	462	1,043	1,084

Total revenue from Amgen	$654	$462	$1,043	$1,084

     Deferred revenue and related party accounts receivable related to Amgen were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Deferred revenue — Amgen	$263	$—

Related party accounts receivable — Amgen	$27	$41

GlaxoSmithKline (“GSK”)
     There were no related party accounts receivables due from GSK at June 30, 2011 or December 31, 2010. Related party payables and accrued liabilities due to GSK were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Related party payables and accrued liabilities — GSK	$11	$—

Note 5. Grant Arrangement
     In July 2010, the National Institute of Neurological Disorders and Stroke (“NINDS”) awarded to the Company a $2.8 million grant to support for three years its’ research and development of CK-2017357 directed to the potential treatment for myasthenia gravis. We have determined that the Company is the principal participant in the grant arrangement and, accordingly, the

Company records amounts earned under the arrangement as revenue. The Company recognized grant revenue under this grant arrangement as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
NINDS myasthenia gravis	$399	$—	$774	$—

Note 6. Cash Equivalents and Investments
Cash Equivalents and Available for Sale Investments
     The amortized cost and fair value of cash equivalents and available for sale investments at June 30, 2011 and December 31, 2010 were as follows (in thousands):

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents —money market funds	$22,996	$—	$—	$22,996

Short-term investments — U.S. Treasury securities	$43,128	$15	$—	$43,143	7/2011-4/2012

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair	Maturity
	Cost	Gains	Losses	Value	Dates
Cash equivalents —money market funds	$16,966	—	—	$16,966

Short-term investments — U.S. Treasury securities	$54,129	$4	$(8)	$54,125	1/2011- 12/2011

Long-term investments — U.S. Treasury securities	$1,207	—	$(1)	$1,206	1/2012

     As of June 30, 2011, the Company’s cash equivalents and short-term investments had no unrealized losses. As of December 31, 2010, the Company’s cash equivalents had no unrealized losses, and its U.S. Treasury securities classified as short- and long-term investments had unrealized losses of approximately $9,000. The unrealized losses primarily were caused by slight increases in short-term interest rates subsequent to the purchase date of the related securities. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January through July 2011, and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.
     Interest income was as follows (in thousands):

					Period from
					August 5, 1997
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2011	2010	2011	2010	2011
Interest income	$27	$63	$78	$227	$28,471

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
     The Company recognized changes in the fair value of the ARS, excluding the sale of ARS, and changes in the fair value of the ARS Rights in current period earnings in Interest and other, net. Unrealized gains (losses) on the ARS and ARS Rights recognized in Interest and other, net, for the three and six months ended June 30, 2010 are set forth in “Note 10. — Interest and Other, Net.”

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
     Financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 were classified in one of the three categories described above as follows (in thousands):

	June 30, 2011
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Money market funds	$22,996	$—	$—	$22,996
U.S. Treasury securities	43,143	—	—	43,143

Total	$66,139	$—	$—	$66,139

Amounts included in:
Cash and cash equivalents	$22,996	$—	$—	$22,996
Short-term investments	43,143	—	—	43,143

Total	$66,139	$—	$—	$66,139

	December 31, 2010
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Money market funds	$16,966	$—	$—	$16,966
U.S. Treasury securities	55,331	—	—	55,331

Total	$72,297	$—	$—	$72,297

Amounts included in:
Cash and cash equivalents	$16,966	$—	$—	$16,966
Short-term investments	54,125	—	—	54,125

Long-term investments	1,206	$—	$—	1,206

Total	$72,297	$—	$—	$72,297

     The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets.
     As of June 30, 2011, the Company had no financial assets measured at fair value on a recurring basis using significant Level 3 inputs. The following table provides a rollforward of all assets measured at fair value using significant Level 3 inputs for the three and six months ended June 30, 2010 (in thousands):

		Investment Put
		Option Related
	ARS	to ARS Rights
Balance as of December 31, 2009	$15,542	$2,358
Unrealized gain on ARS, included in Interest and other, net	19	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and other, net	—	(19)
Sale of ARS	(250)	—

Balance as of March 31, 2010	15,311	2,339
Unrealized gain on ARS, included in Interest and other, net	1,562	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and other, net	—	(1,562)
Sale of ARS	(10,175)	—

Balance as of June 30, 2010	$6,698	$777

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

	June 30,	December 31,
	2011	2010
Carrying value — equipment financing line	$489	$985

Fair value — equipment financing line	$472	$947

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
     Activity related to this loan during the three and six months ended June 30, 2010 was as follows (in thousands):

Balance as of December 31, 2009	$10,201
Interest expense incurred	29
Interest income from ARS applied to loan balance	(107)
Proceeds from sales of ARS applied to loan balance	(250)

Balance as of March 31, 2010	9,873
Interest expense incurred	27
Interest income from ARS applied to loan balance	(33)
Proceeds from sales of ARS applied to loan balance	(9,867)

Balance as of June 30, 2010	$—

Note 9. Stockholders’ Equity
Increase in Authorized Shares
     On May 18, 2011, the stockholders approved an increase in the number of authorized shares of common stock from 170,000,000 to 245,000,000. This increase became effective in August, 2011, when the Company filed the Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.
2007 Committed Equity Facility
     The 2007 committed equity financing facility with Kingsbridge Capital Limited expired on March 31, 2011, and no further shares are available to the Company for sale under the facility. The warrants associated with this facility expired in April 2011.
Deerfield
     On April 18, 2011, the Company entered into a securities purchase agreement (the “Deerfield Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”). On April 20, 2011, pursuant to the Deerfield Agreement, the Company issued to Deerfield (i) 5,300,000 shares of common stock for a purchase price of $1.50 per share, (ii) 8,070 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share, and (iii) warrants to purchase 6,685,000 shares of the Company’s common stock at an initial exercise price of $1.65 per share, for aggregate gross proceeds of approximately $20.1 million. After issuance costs of approximately $0.2 million, the net proceeds were approximately $19.9 million.
     The warrants issued to Deerfield will become exercisable on October 20, 2011 and will remain exercisable until April 20, 2015. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Company valued the warrants as of the date of issuance at $5.8 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of four years, a risk-free interest rate of 1.66%, volatility of 80%, and the fair value of the Company’s common stock on the issuance date of $1.52. As of June 30, 2011, none of the warrants were vested or exercisable.
     Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series A Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock is required to amend the terms of the Series A Preferred Stock. Holders of Series A Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The Series A Preferred Stock ranks senior to the Company’s common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series A Preferred Stock may rank senior to, on parity with or junior to any class or series of the Company’s capital stock created in the future depending upon the specific terms of such future stock issuance.
     The offering was made pursuant to a shelf registration statement that the Company filed with the SEC on November 10, 2008, which became effective on November 19, 2008 (File No. 333-155259). The closing of the offering took place on April 20, 2011.
     In accordance with the accounting guidance for valuing stock and warrants when preferred stock, common stock and warrants are issued in a single transaction and all are to be accounted for as equity, the Company allocated the gross purchase proceeds using the relative fair value method. The fair value of the common stock issued to Deerfield was calculated based on the closing price of the stock on the commitment date as quoted on The NASDAQ Global Market. The Series A Preferred Stock was valued based on the fair value of the Company’s common stock on the commitment date times the conversion ratio of one share of preferred to one thousand shares of common stock. The fair value of the Series A Preferred Stock was determined to be essentially equivalent to the fair value of the common stock into which it is convertible, based on the preferred holders’ ability to immediately convert the Series A Preferred Stock to common stock and the fact that the liquidation preference of the Series A Preferred Stock is only $0.001 per share. The fair value of the warrants was determined using the Black-Scholes pricing model, as discussed above. The relative fair value ratio of each of the instruments issued was than applied to the total gross proceeds of $20.1 million, resulting in allocated purchase prices of $6.2 million for the common stock, $9.4 million for the Series A Preferred Stock, and $4.5 million for the warrants.

     The fair value of the common stock into which the Series A Preferred Stock is convertible exceeded the allocated purchase price of the Series A Preferred Stock by $2.9 million on the date of issuance, resulting in a beneficial conversion feature. The Company recognized the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of Series A Preferred Stock on the date of issuance, which is the date the stock first became convertible.
MLV
     On June 10, 2011, the Company entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 14,383,670 shares, whichever occurs first, from time to time through MLV as its sales agent. The issuance and sale of these shares by the Company under the MLV Agreement, if any, are subject to the continued effectiveness of its registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869).
     Sales of the Company’s common stock through MLV, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by the Company and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). The Company is not obligated to make any sales of common stock under the MLV Agreement. The offering of shares of common stock pursuant to the MLV Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the MLV Agreement or (2) termination of the MLV Agreement. The MLV Agreement may be terminated by MLV or the Company at any time upon ten days notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through MLV under the MLV Agreement. The Company has also provided MLV with customary indemnification and contribution rights. The Company incurred approximately $0.1 million of issuance costs associated with this offering. As of June 30, 2011, no shares have been issued to MLV under the MLV Agreement.
Stock Option Plans
     Stock option activity for the six months ended June 30, 2011 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares
	Available for		Weighted
	Grant of		Average Exercise
	Options	Stock Options	Price per Share of
	or Awards	Outstanding	Stock Options
Balance at December 31, 2010	5,127,695	8,096,476	$4.32
Increase in authorized shares	3,000,000	—	—
Options granted	(2,525,256)	2,525,256	$1.60
Options exercised	—	(16,000)	$1.09
Options forfeited/expired	627,739	(627,739)	$4.33

Balance at June 30, 2011	6,230,178	9,977,993	$3.63

Note 10. Interest and Other, Net
     Components of Interest and other, net were as follows (in thousands):

					Period from
					August 5, 1997
	Three Months Ended		Six Months Ended		(date of inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2011	2010	2011	2010	2011
Unrealized gain on ARS (Note 6 and 7)	$—	$1,562	$—	$1,581	$—
Unrealized loss on investment put option related to ARS Rights (Note 6 and 7)	—	(1,562)	—	(1,581)	—
Warrant expense	—	—	—	—	(1,585)
Interest income and other income	29	71	83	234	28,952
Interest expense and other expense	(14)	(61)	(28)	(130)	(5,962)

Interest and other, net	$15	$10	$55	$104	$21,405

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
     Warrant expense for the period from inception to June 30, 2011 was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.
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
     The Company files income tax returns with the United States Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are made, the Company is subject to income tax examination for all fiscal years since inception. The tax year 2009 is currently under a limited scope examination by the IRS’s Large Business and International Division. The Company believes that it maintains adequate reserves for uncertain tax positions.
Note 12. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     In October 2009, the FASB issued new accounting guidance for recognizing revenue for multiple-deliverable revenue arrangements. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor-specific objective evidence or third party evidence of value does not exist. The Company’s adoption of the new guidance prospectively for new revenue arrangements entered into or materially modified beginning on January 1, 2011 did not have a material impact on its financial position or results of operations.
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

Accounting Pronouncements Not Yet Adopted
     In June 2011, the FASB issued new accounting guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to present comprehensive income either in a continuous statement of comprehensive income, which replaces the statement of operations, or in two separate, consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income, nor does it require new disclosures. The new guidance is effective for the Company beginning in the first quarter of 2012. The Company expects that the new guidance will affect the presentation of comprehensive income in its financial statements, but has not yet decided which presentation method it will adopt.
Note 13. Subsequent Events
     In July 2011, GE Capital reduced the Company’s certificate of deposit, which the Company classifies as restricted cash, by $0.2 million.

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
     This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:
•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2011;
•	the sufficiency of existing resources to fund our operations for at least the next 12 months;
•	our capital requirements and needs for additional financing;
•	the initiation, design, progress, timing and scope of clinical trials and development activities for our drug candidates and potential drug candidates conducted by ourselves or our partners, such as Amgen, including the anticipated timing for initiation of clinical trials and anticipated dates of data becoming available or being announced from clinical trials;
•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;
•	our and our partners’, such as Amgen’s, plans or ability to conduct the continued research and development of our drug candidates and other compounds;
•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen;
•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;
•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen;
•	our plans to seek strategic alternatives for our mitotic kinesin inhibitor drug candidates with third parties;
•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;
•	the utility of our focus on the cytoskeleton and our ability to leverage our experience in muscle contractility to other muscle functions;
•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;
•	expected future sources of revenue and capital;
•	losses, costs, expenses and expenditures;
•	future payments under loan and lease obligations and equipment financing lines;
•	potential competitors and competitive products;
•	retaining key personnel and recruiting additional key personnel;
•	expected future amortization of employee stock-based compensation; and
•	the potential impact of recent accounting pronouncements on our financial position or results of operations.
     Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:
•	Amgen’s decisions with respect to the timing, design and conduct of development activities for omecamtiv mecarbil, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil;
•	our ability to obtain additional financing;
•	our receipt of funds and access to other resources under our current or future strategic alliances;
•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;
•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;
•	adverse side effects, including potential drug-drug interactions, or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of preclinical research or non-clinical or clinical development may not be indicative of future clinical trials results);
•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and potential drug candidates;
•	the possibility that the U.S. Food and Drug Administration (the “FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;
•	activities and decisions of, and market conditions affecting, current and future strategic partners;
•	our ability to enter into partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;
•	the availability of funds under our grant from the National Institute of Neurological Disorders and Stroke in future periods;
•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;
•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise; and
•	potential infringement or misuse by us of the intellectual property rights of third parties.
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
Overview
     We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our current research and development programs relating to the biology of muscle function are directed to small molecule modulators of the contractility of cardiac, skeletal and smooth muscle. We have leveraged, and intend to continue to leverage, our experience in muscle contractility in order to expand our current pipeline into new therapeutic areas, and expect to continue to be able to identify additional potential drug candidates that may be suitable for clinical development. To date, five drug candidates arising from our research activities have been progressed into clinical development. We are also advancing other research programs directed to muscle contractility, growth, energetics and metabolism.
     Our drug candidates currently in clinical development include omecamtiv mecarbil for the potential treatment of heart failure and CK-2017357 for the potential treatment of diseases or medical conditions associated with skeletal muscle weakness or wasting. We are also advancing back-up and follow-on skeletal sarcomere activators, each with different physiochemical and pharmacokinetic properties, intended to supplement our ongoing development activities. We have identified two potential drug candidates that we are progressing in non-clinical research and development activities. CK-2017357 and both these potential drug candidates selectively activate the fast skeletal muscle troponin complex, which is a set of regulatory proteins that modulates the contractility of the fast skeletal muscle sarcomere. We are also conducting preclinical research on compounds that inhibit smooth muscle contractility. These compounds may be useful as potential treatments for diseases and conditions complicated by bronchoconstriction, such as asthma and chronic obstructive pulmonary disease. In addition, we are evaluating strategic alternatives for the further clinical development of the three drug candidates from our discontinued oncology program: ispinesib, SB-743921 and GSK-923295.
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

     We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care for heart failure both as an intravenous formulation for the treatment of patients hospitalized with acutely decompensated heart failure and as an oral formulation for chronic administration. We are also conducting joint research activities with Amgen under an agreed research plan directed to potential next-generation compounds in our cardiac muscle contractility program.
     In May 2011, dosing was initiated in an international, randomized, double-blind, placebo-controlled Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure. This trial is currently open for enrollment in the United States, Canada, European Union and Australia. This trial is being conducted by Amgen in collaboration with Cytokinetics.
     We and Amgen are discussing plans for the initiation of additional studies designed to assess the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil, to occur first in healthy volunteers and then in stable heart failure patients.
     The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $1.1 million and $1.2 million in the first half of 2011 and 2010, respectively. We recognized research and development revenue from Amgen of $1.0 million and $1.1 million in the first half of 2011 and 2010, respectively, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses.
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
Skeletal Muscle Contractility
     CK-2017357 is the lead drug candidate from this program. We are also advancing back-up and follow-on skeletal sarcomere activators, each with different physiochemical and pharmacokinetic properties, intended to supplement our ongoing development activities. We have identified two potential drug candidates that we are progressing in non-clinical research and development activities. CK-2017357 and these potential drug candidates are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds act on fast skeletal muscle troponin. Activation of troponin increases its sensitivity to calcium, leading to an increase in skeletal muscle contractility. We are evaluating the potential indications for which CK-2017357 and these potential drug candidates may be useful.
     Each of CK-2017357 and our potential drug candidates has demonstrated encouraging pharmacological activity in preclinical models and, with respect to CK-2017357, in healthy volunteers in patients with amyotrophic lateral sclerosis (“ALS”), and in patients with peripheral artery disease and claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise. In two recent Phase IIa clinical trials of CK-2017357, evidence of potentially clinically relevant pharmacodynamic effects was observed in patients with ALS and in patients with peripheral artery disease and claudication, respectively. CK-2017357 has received an orphan drug designation from the FDA for the potential treatment of ALS. In July 2010, we were awarded a grant in the amount of $2.8 million by the National Institute of Neurological Disorders and Stroke, which is intended to support for three years our research and development of CK-2017357 for the potential treatment of myasthenia gravis. The grant was awarded under the American Recovery and Reinvestment Act of 2009. We recognized revenue of $0.8 million under this grant arrangement in the first half of 2011, which we recorded as research and development, grant and other revenues.
     We have initiated three “evidence of effect” Phase IIa clinical trials of CK-2017357. Two of these trials have been completed, one in patients with ALS and one in patients with symptoms of claudication associated with peripheral artery disease (“PAD”). A trial in patients with generalized myasthenia gravis is ongoing. Our evidence of effect clinical trials are randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of CK-2017357 administered to patients with impaired muscle function. These studies are intended to translate the mechanism of action of CK-2017357 into statistically significant and potentially clinically relevant pharmacodynamic effects (as we did in healthy volunteers), which may then form the basis for larger clinical trials designed to demonstrate proof of concept and possibly even to support registration.
     ALS. In April 2011, we presented additional analyses of data from our Phase IIa evidence of effect clinical trial of CK-2017357 in ALS patients during a Clinical Trials Session at the 63rd Annual Meeting of the American Academy of Neurology.
     In July 2011, we initiated dosing of patients in a Phase II multiple dose, safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of CK-2017357 designed to evaluate 24 patients with ALS receiving daily oral doses of CK-2017357 for up to 14 days who are not taking riluzole. We are expanding this trial to include an additional cohort of 24 ALS patients who will receive CK-2017357 and riluzole together for up to 14 days. The primary objective of this trial is to evaluate the safety and tolerability of multiple doses of CK-2017357 in patients with ALS. In addition, patients will be asked to report their ALS symptoms using the ALS Functional Rating Scale-Revised (ALSFRS-R). Patients will also undergo tests of muscle fatigability, certain indices of pulmonary function, and patients’ and investigators’ global status assessments. We anticipate that data from this clinical trial will be available by the end of 2011.
     Claudication. In June 2011, at the 22nd Annual Scientific Sessions of the Society of Vascular Medicine, we presented data from our Phase IIa evidence of effect clinical trial of CK-2017357 in male and female patients with calf muscle claudication associated with PAD. The primary objective of this trial was to demonstrate an effect of single doses of CK-2017357 on measures of skeletal muscle function and fatigability in these patients. The secondary objectives of this clinical trial were to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects, and to evaluate the safety and tolerability of CK-2017357 administered as single doses to these patients. Accordingly, in this hypothesis-generating trial, multiple pharmacodynamic assessments were made without specifying a single primary pharmacodynamic endpoint.
     As evidenced by heel raise testing, CK-2017357 increased calf muscle performance in these patients with calf muscle claudication. The increases in calf muscle performance and the occurrence of adverse events both appeared related to increasing dose and plasma concentrations of CK-2017357. Conversely, performance on a 6-minute walk test was inversely related to increases in both the dose and plasma concentration of CK-2017357. Dose related adverse events, particularly dizziness and others related to walking, may explain this negative effect on 6-minute walk performance. The authors concluded that CK-2017357 merits further study and that potential next steps could include studies to explore whether the adverse events observed, such as dizziness, might abate with repeated dosing, alternate dosing regimens, and/or gradual dose titration.
     Myasthenia Gravis. We continue to enroll and dose patients in our Phase IIa evidence of effect clinical trial of CK-2017357 in patients with generalized myasthenia gravis (MG). This clinical trial, initiated in January 2011, and preclinical research on MG are being funded by a $2.8 million grant from the National Institute of Neurological Disorders and Stroke. At least 36 and up to 78 patients may be enrolled in this clinical trial, and we continue to enroll and dose patients in this trial. Patients receive a single oral dose of placebo or 250 mg or 500 mg of CK-2017357. The primary objective of this trial is to assess the effects of CK-2017357 on measures of muscle strength, muscle fatigue and pulmonary function in these patients. The secondary objectives of this clinical trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects; to evaluate the safety and tolerability of CK-2017357 administered as single doses to patients with myasthenia gravis; and to evaluate the effect of CK-2017357 on investigator- and patient-determined global functional assessment and the Modified MG Symptom Score, an assessment combining patient reports and physician evaluations to assess the severity of symptoms due to myasthenia gravis. We anticipate that data from this clinical trial will be available by the end of 2011.
     Drug-Drug Interaction Study. We recently completed the dosing of patients in a Phase I drug-drug interaction study of CK-2017357 administered orally to healthy volunteers. This study is intended to evaluate the effects of CK-2017357 on the pharmacokinetics of riluzole and other drugs and the pharmacokinetics of CK-2017357 when administered after a meal and when fasting. We anticipate that data from this trial will be available in the second half of 2011.
     CK-2017357 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from the potential commercialization of this drug candidate. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $12.9 million and $14.6 million in the first half of 2011 and 2010, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357 or other compounds from this program into and through development.

Smooth Muscle Contractility
     Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors, which may be useful as potential treatments for diseases and conditions associated with excessive smooth muscle contraction, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstrictive diseases and may have applications for indications such as asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have also demonstrated pharmacological activity in preclinical models of vascular constriction. We intend to continue to conduct preclinical research on compounds from this program.
     Our smooth muscle myosin inhibitors are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $2.8 million and $1.1 million in the first half of 2011 and 2010, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development.
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
     Each of ispinesib, SB-743921 and GSK-923295 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently are responsible for all research and development costs associated with ispinesib and SB-743921. GSK remains responsible for completing its Phase I clinical trial of GSK-923295 in cancer patients, at its expense. Following GSK’s completion of its Phase I clinical trial of GSK-923295, we will be responsible for any further research and development costs associated with GSK-923295. We recorded research and development expenses for activities relating to our mitotic kinesin inhibitors program of approximately zero and $0.7 million in the first half of 2011 and 2010, respectively. We do not currently intend to conduct any further development of these drug candidates in oncology ourselves. We are evaluating strategic alternatives for the future development and commercialization of ispinesib, SB-743921 and GSK-923295 with third parties. We may not be able to enter into an agreement regarding such a strategic alternative on acceptable terms, if it all.
Development Risks
     The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:
•	decisions made by Amgen with respect to the development of omecamtiv mecarbil;
•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our clinical trials;
•	the possibility of delays in the collection of clinical trials data and the uncertainty of the timing of the analyses of our clinical trials data after these trials have been initiated and completed;
•	safety issues that may arise at any time during clinical trials and non-clinical and preclinical studies;
•	our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management, conduct and funding of clinical trials;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;
•	the uncertainty of clinical trial results, including variability in patient response;
•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;
•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility; and
•	possible delays in the characterization, formulation and manufacture of potential drug candidates.
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
Results of Operations
Revenues
     We recorded total revenues of $1.1 million and $0.5 million for the second quarter of 2011 and 2010, respectively, and $1.8 million and $1.1 million for the first half of 2011 and 2010, respectively.
     Research and development revenues from related parties for the second quarter of 2011 and 2010 consisted of research and development revenues from our strategic alliance with Amgen. Research and development revenues from Amgen were $0.7 million and $0.5 million in the second quarter of 2011 and 2010, respectively. Research and development revenues from Amgen for the second quarter of 2011 consisted of $0.6 million for reimbursements of FTE expenses and $17,000 for reimbursements of other research and development expenses. Research and development revenues from Amgen for the second quarter of 2010 consisted of reimbursements of $0.3 million for FTE costs and $0.2 million for other out-of-pocket expenses. Research and development revenues from Amgen were $1.0 million and $1.1 million for the first half of 2011 and 2010, respectively. Research and development revenues from Amgen for the first half of 2011 consisted of $1.0 million for reimbursements of FTE expenses and $42,000 for reimbursements of other research and development expenses. Research and development revenues from Amgen for the first half of 2010 consisted of reimbursements of $0.7 million for FTE costs and $0.4 million for other out-of-pocket expenses.
     In July 2010, the National Institute of Neurological Disorders and Strokes awarded us a grant to support for three years our research and development of CK-2017357 directed to the potential treatment for MG. In the second quarter and first half of 2011, we recognized grant revenue of $0.4 million and $0.8 million, respectively, under this arrangement.
     The deferred revenue balance related to Amgen was $0.3 million at June 30, 2011 and zero at December 31, 2010. The deferred revenue balance at June 30, 2011 consisted of Amgen’s prepayment of FTE reimbursements.
Research and Development Expenses
     Research and development expenses were $10.5 million and $10.2 million in the second quarter of 2011 and 2010, respectively. The increase in research and development expenses in the second quarter of 2011 compared to the same period in 2010 was primarily due to an increase of $0.7 million in clinical and preclinical outsourcing costs, partially offset by a decrease of $0.4 million in personnel related costs.
     Research and development expenses were $19.7 million and $19.3 million in the first half of 2011 and 2010, respectively. The increase in research and development expenses in the first half of 2011 compared to the same period in 2010 was primarily due to an increase of $0.9 million in clinical and preclinical outsourcing costs and $0.6 million in laboratory expenses, partially offset by a decrease of $0.8 million in personnel and $0.2 million in facility related costs.
     From a program perspective, the $0.3 million increase in spending in the second quarter of 2011 compared to the second quarter of 2010 was due to increased spending of $1.0 million for our smooth muscle contractility program and $0.7 million for our other research programs, partially offset by decreases of $1.1 million for our skeletal muscle contractility program, $0.2 million for our mitotic kinesin inhibitors program and $0.1 million for our cardiac muscle contractility program. For the first half of 2011 compared to the first half of 2010, the $0.4 million increase in research and development expenses was due increased spending of $1.7 million for our smooth muscle contractility program and $1.2 million for our other research programs, partially offset by decreases of $1.7 million for our skeletal muscle contractility program, $0.7 million for our mitotic kinesin inhibitors program and $0.1 million for our cardiac muscle contractility program.
     Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Cardiac muscle contractility	$0.6	$0.7	$1.1	$1.2
Skeletal muscle contractility	7.0	8.1	12.9	14.6
Smooth muscle contractility	1.5	0.5	2.8	1.1
Mitotic kinesin inhibitors	—	0.2	—	0.7
All other research programs	1.4	0.7	2.9	1.7

Total research and development expenses	$10.5	$10.2	$19.7	$19.3

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
     We expect our research and development expenditures to increase in 2011 compared to 2010. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue development of our drug candidate CK-2017357 and our potential drug candidates from our skeletal sarcomere contractility program for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. We expect to continue research on our smooth muscle myosin inhibitor compounds, which may be useful for the potential treatment of diseases and medical conditions associated with bronchoconstriction or vasoconstriction. We anticipate that research and development expenses for 2011 will be in the range of $42.0 million to $47.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.5 million are included in our estimate of 2011 research and development expenses.
General and Administrative Expenses
     General and administrative expenses were $4.2 million and $3.4 million in the second quarter of 2011 and 2010, respectively. The increase in the second quarter of 2011 compared to the same period in 2010 was primarily due to an increase of $0.8 million in financial services associated with assessing financing alternatives and an increase of $0.3 million in legal expenses, partially offset by a decrease of $0.3 million in personnel expenses. General and administrative expenses were $7.5 million and $7.2 million in the first half of 2011 and 2010, respectively. The increase in the first half of 2011, compared to 2010, was primarily due to an increase of $0.8 million in financial services associated with assessing financing alternatives and an increase of $0.1 million in legal expenses, partially offset by decreases of $0.6 million personnel expenses.
     We expect that general and administrative expenses will increase in 2011 compared to 2010. We anticipate general and administrative expenses to be in the range of $15.0 million to $17.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.3 million are included in our estimate of 2011 general and administrative expenses.

Interest and Other, Net
     Components of Interest and other, net were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Unrealized gain on auction rate securities (“ARS”)	$—	$1.6	$—	$1.6
Unrealized loss on investment put option related to auction rate securities rights (the “ARS Rights”)	—	(1.6)	—	(1.6)
Interest income and other income	—	0.1	0.1	0.2
Interest expense and other expense	—	(0.1)	—	(0.1)

Interest and other, net	$—	$—	$0.1	$0.1

     Interest income and other income decreased in the second quarter of 2011 compared to the second quarter of 2010, and in the first half of 2011 compared to the first half of 2010, due to lower average invested balances and lower average effective interest rates.
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
     We file income tax returns with the United States Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are made, we are subject to income tax examination for all fiscal years since inception. The tax year 2009 is currently under a limited scope examination by the IRS’s Large Business and International Division. We believe that we maintain adequate reserves for uncertain tax positions.
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
Liquidity and Capital Resources
     From August 5, 1997, our date of inception, through June 30, 2011, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.
Deerfield
     On April 18, 2011, we entered into a securities purchase agreement (the “Deerfield Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”). On April 20, 2011, pursuant to the Deerfield Agreement, we issued to Deerfield (i) 5,300,000 shares of common stock for a purchase price of $1.50 per share, (ii) 8,070 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share, and (iii) warrants to purchase 6,685,000 shares of our common stock at an initial exercise price of $1.65 per share, for aggregate gross proceeds of approximately $20.1 million. After issuance costs of approximately $0.2 million, the net proceeds were approximately $19.9 million. The warrants issued to Deerfield will become exercisable on October 20, 2011 and will remain exercisable until April 20, 2015. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the warrant holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then issued and outstanding.
     Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the our liquidation, dissolution, or winding up, holders of Series A Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series A Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock is required to amend the terms of the Series A Preferred Stock. Holders of Series A Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by our board of directors. The Series A Preferred Stock ranks senior to the Company’s common stock as to distributions of assets upon our liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series A Preferred Stock may rank senior to, on parity with or junior to any class or series of our capital stock created in the future depending upon the specific terms of such future stock issuance.
     The offering was made pursuant to a shelf registration statement that we filed with the SEC on November 10, 2008, which became effective on November 19, 2008 (File No. 333-155259). The closing of the offering took place on April 20, 2011.
     The fair value of the common stock into which the Series A Preferred Stock is convertible exceeded the allocated purchase price of the Series A Preferred Stock by $2.9 million on the date of issuance, resulting in a beneficial conversion feature. We recognized the beneficial conversion feature as a one-time, non-cash deemed dividend to the holders of Series A Preferred Stock on the date of issuance, which is the date the stock first became convertible.
MLV
     On June 10, 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 14,383,670 shares, whichever occurs first, from time to time through MLV as our sales agent. The issuance and sale of these shares by us under the MLV Agreement, if any, are subject to the continued effectiveness of our registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869).
     Sales of our common stock through MLV, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by us and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the MLV Agreement. The offering of shares of common stock pursuant to the MLV Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the MLV Agreement or (2) termination of the MLV Agreement. The MLV Agreement may be terminated by MLV or us at any time upon ten days notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse change in our business. We will pay MLV a commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through MLV under the MLV Agreement. We have also provided MLV with customary indemnification and contribution rights. We incurred approximately $0.1 million of issuance costs associated with this offering. As of August 4, 2011, no shares have been issued to MLV under the MLV Agreement.
Grant
     We are eligible to request up to $1.6 million in future grant payments from the National Institute of Neurological Disorders and Stroke, provided we incur eligible research and development costs for CK-2017357 directed to the potential treatment for myasthenia gravis for three years.

Sources and Uses of Cash
     Our cash, cash equivalents and investments, excluding restricted cash, totaled $66.9 million at June 30, 2011, down from $72.8 million at December 31, 2010. The decrease of $5.9 million was primarily due to the use of cash to fund operations, partially offset by net proceeds from the April 2011 equity transaction with Deerfield.
     Net cash used in operating activities was $25.4 million in the first half of 2011 and 2010 and primarily resulted from the net loss of $25.3 million for both periods.
     Net cash provided by investing activities was $12.2 million in the first half of 2011 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $12.2 million. Net cash provided by investing activities in the first half of 2010 was $20.1 million and primarily consisted of proceeds from the sale of auction rate securities (“ARS”) of $10.4 million and from the maturity of investments, net of cash used to purchase investments, of $9.5 million.
     Net cash provided by financing activities was $19.4 million in the first half of 2011 and primarily consisted of net proceeds of $19.9 million from our issuance of common and preferred stock and warrants to Deerfield in April 2011. Net cash used in financing activities in the first half of 2010 was $1.9 million and primarily consisted of repayments of $10.2 million on our loan with UBS Bank USA, partially offset by proceeds of $8.9 million from drawdowns under our 2007 committed equity financing facility with Kingsbridge. The 2007 committed financing facility with Kingsbridge expired on March 31, 2011 and no further shares are available to us for sale under the facility.
     Shelf Registration Statement. In November 2008, we filed a shelf registration statement with the SEC, which was declared effective in November 2008. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $100 million. As of August 4, 2011, $45.1 million remains available to us under this shelf registration statement, assuming all outstanding warrants are exercised in cash. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.
     As of June 30, 2011, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
Operating leases (1)	$2,906	$6,025	$6,662	$7,121	$22,714
Equipment financing line	489	—	—	—	489

Total	$3,395	$6,025	$6,662	$7,121	$23,203

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.
     In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We plan to continue clinical development of our fast skeletal troponin activator CK-2017357 for the potential treatment of diseases and conditions related to skeletal muscle weakness or wasting. We plan to continue to conduct non-clinical development of our potential drug candidates from our skeletal sarcomere contractility program. We plan to progress one or more of our smooth muscle myosin inhibitor compounds into and through non-clinical and clinical development. We expect to incur significant research and development expenses as we advance the research and development of our other compounds from our muscle contractility programs through research to candidate selection.
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
Off-Balance Sheet Arrangements
     As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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
(c) Limitations on the Effectiveness of Controls
     A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.
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
     Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. In clinical trials we or our partners will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and they may never be. In addition, for each of our current preclinical compounds, we or our partners must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to submit an investigational new drug application (“IND”) to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. Furthermore, we or our partners may need to submit separate INDs (or foreign equivalent) to different divisions within the FDA (or foreign regulatory authorities) in order to pursue clinical trials in different therapeutic areas. Each new IND (or foreign equivalent) must be reviewed by the new division before the clinical trial under its jurisdiction can proceed, entailing all the risks of delay inherent to regulatory review. If our or our partners’ current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.
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
     We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in clinical trials of omecamtiv mecarbil, doses that exceeded the maximum tolerated dose were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction. In Phase IIa clinical trials of CK-2017357, adverse events of dizziness, fatigue, headache, somnolence (sleepiness), euphoric mood, muscle spasms, gait disturbance, pain in extremity, feeling drunk, blurred vision, muscular weakness, nausea, balance disorder, asthenia (loss of strength and energy), abnormal coordination and dysarthria (difficulty speaking) occurred more frequently during treatment with CK-2017357 than with placebo, with a possible trend for their frequencies to increase with increasing doses of CK-2017357. In clinical trials of ispinesib, the most commonly observed dose-limiting toxicity was neutropenia, a decrease in the number of a certain type of white blood cell that results in an increase in susceptibility to infection.
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
     We have retained all rights to develop and commercialize CK-2017357, ispinesib, SB-743921 and GSK-923295. We currently do not have a strategic partner for these drug candidates. We are relying on GSK to complete its Phase I clinical trial for GSK-923295. We expect to rely on one or more strategic partners or other arrangements with third parties to advance and develop CK-2017357 and other compounds from our skeletal muscle contractility program; ispinesib, SB-743921 and GSK-923295; and our smooth muscle myosin inhibitors. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines.
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
     We own, or hold exclusive licenses to, a number of U.S. and foreign patents and patent applications directed to our drug candidates, potential drug candidates and research technologies. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates and potential drug candidates, their methods of manufacture and use, and our technologies. Our ability to protect our drug candidates, potential drug candidates and technologies from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. If our issued patents and patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates and potential drug candidates, including omecamtiv mecarbil, CK-2017357, ispinesib, SB-743921 and GSK-923295, we or our licensees would not be able to exclude others from developing or commercializing these drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage.
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
     With respect to CK-2017357 and other compounds that may arise from our skeletal muscle contractility program, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function. We are aware that other companies are developing potential new therapies for ALS, such as Biogen Idec, Inc., Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., and Isis Pharmaceuticals, Inc. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of claudication associated with peripheral artery disease, they will compete with currently approved therapies for the treatment of peripheral artery disease. We are also aware that a number of companies are developing potential new treatments for peripheral artery disease or associated symptoms of claudication. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of myasthenia gravis, they will compete with currently approved therapies for the treatment of myasthenia gravis, including but not limited to anticholinesterase agents, such as pyridostigmine bromide and neostigmine bromide, corticosteroids, such as prednisone, and immunomodulatory drugs, such as azathiaprine and cyclosporine. We are also aware that a number of companies are developing or commercializing in certain markets potential new treatments for myasthenia gravis, such as Benesis Corp. (GB-0998), Alexion Pharmaceuticals, Inc. (eculizumab) and Astellas (tacrolimus).
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
     The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	announcements concerning any of the clinical trials for our compounds, such as omecamtiv mecarbil for heart failure and CK-2017357 for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end-points);
•	announcements concerning our strategic alliance with Amgen or future strategic alliances;
•	failure or delays in entering additional drug candidates into clinical trials;
•	failure or discontinuation of any of our research programs;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	failure or delay in establishing new strategic alliances, or the terms of those alliances;
•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new products by us or our competitors;
•	issues in manufacturing our drug candidates or drugs;
•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of our drug candidates or drugs;
•	additions or departures of key personnel;
•	substantial sales of our common stock by our existing shareholders, whether or not related to our performance; and
•	volatility in the stock prices of other companies in our industry or in the stock market generally.
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
     As of July 29, 2011, our executive officers, directors and their affiliates beneficially owned or controlled approximately 12.8% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Our common stock may be at risk for delisting from NASDAQ in the future. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.
     Our common stock is currently listed on NASDAQ. The NASDAQ Stock Market LLC has minimum requirements that a company must meet in order to remain listed on NASDAQ. These requirements include maintaining a minimum closing bid price of $1.00 per share. Although the trading price of our common stock is currently above $1.00 per share, there can be no assurance that we will continue to meet this, or any other, requirement in the future, and, if we do not, it is possible that The NASDAQ Stock Market LLC may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.
Our stockholders will experience substantial additional dilution if shares of our preferred stock are converted into common stock.
     As of the date of this report, there are 8,070 shares of our Series A Convertible Preferred Stock outstanding, which is convertible, without payment of additional consideration, into 8,070,000 shares of our common stock. The conversion of the outstanding shares of our Series A Convertible Preferred Stock into common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(2)	Amended and Restated Bylaws.

3.4(3)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

4.1(4)	Specimen Common Stock Certificate.

4.2(5)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.3(3)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

10.2	2004 Equity Incentive Plan, as amended.

10.67(3)	Securities Purchase Agreement, dated April 18, 2011, between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.

10.68(6)	At the Market Issuance Sales Agreement, dated June 10, 2011, between the Company and McNicoll, Lewis & Vlak LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, declared effective by the Securities and Exchange Commission on June 23, 2011.

(2)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2011.

*	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2011
CYTOKINETICS, INCORPORATED (Registrant)
/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(2)	Amended and Restated Bylaws.

3.4(3)	Certificate of Designation of Preferences, Rights and Limitations of Series A convertible Preferred Stock.

4.1(4)	Specimen Common Stock Certificate.

4.2(5)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.3(3)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

10.2	2004 Equity Incentive Plan, as amended.

10.67(3)	Securities Purchase Agreement, dated April 18, 2011, between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.

10.68(6)	At the Market Issuance Sales Agreement, dated June 10, 2011, between the Company and McNicoll, Lewis & Vlak LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, declared effective by the Securities and Exchange Commission on June 23, 2011.

(2)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2011.

*	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.