Form 10-Q
period 2011-09-30
CYTOKINETICS INC
filed 2011-11-04
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of October 28, 2011: 72,279,751.

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

		Page
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets as of September 30, 2011 and December 31, 2010	3
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and the period from August 5, 1997 (date of inception) to September 30, 2011	4
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and the period from August 5, 1997 (date of inception) to September 30, 2011	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION		28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Reserved	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
SIGNATURES		48
EXHIBIT INDEX		49

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$18,591	$17,514
Short-term investments	38,994	54,125
Related party accounts receivable	116	46
Prepaid and other current assets	2,170	1,813

Total current assets	59,871	73,498
Long-term investments	—	1,206
Property and equipment, net	1,514	2,321
Restricted cash	215	788
Other assets	178	179

Total assets	$61,778	$77,992

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,450	$1,119
Accrued liabilities	3,263	5,372
Related party payables and accrued liabilities	11	—
Short-term portion of equipment financing lines	310	833

Total current liabilities	5,034	7,324
Long-term portion of equipment financing lines	—	152

Total liabilities	5,034	7,476

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares at September 30, 2011 and December 31, 2010
Issued and outstanding: Series A Convertible Preferred Stock — 8,070 shares at September 30, 2011 and zero shares at December 31, 2010	—	—
Common stock, $0.001 par value:
Authorized: 245,000,000 shares at September 30, 2011 and 170,000,000 shares at December 31, 2010
Issued and outstanding: 72,279,751 shares at September 30, 2011 and 66,907,600 shares at December 31, 2010	72	67
Additional paid-in capital	453,296	431,103
Accumulated other comprehensive income (loss)	8	(4)
Deficit accumulated during the development stage	(396,632)	(360,650)

Total stockholders’ equity	56,744	70,516

Total liabilities and stockholders’ equity	$61,778	$77,992

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended		Period from August 5, 1997 (Date of Inception) to September 30, 2011
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Research and development revenues from related parties	$994	$306	$2,037	$1,390	$51,133
Research and development, grant and other revenues	433	88	1,206	88	5,251
License revenues from related parties	—	—	—	—	112,935

Total revenues	1,427	394	3,243	1,478	169,319

Operating expenses:
Research and development	8,891	9,547	28,583	28,852	443,872
General and administrative	3,204	3,412	10,727	10,629	141,089
Restructuring charges	—	—	—	—	2,450

Total operating expenses	12,095	12,959	39,310	39,481	587,411

Operating loss	(10,668)	(12,565)	(36,067)	(38,003)	(418,092)
Interest and other, net	29	48	85	153	21,434

Loss before income taxes	(10,639)	(12,517)	(35,982)	(37,850)	(396,658)
Income tax benefit	—	(176)	—	(176)	(26)

Net loss	(10,639)	(12,341)	(35,982)	(37,674)	(396,632)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(2,857)	—	(2,857)

Net loss allocable to common stockholders	$(10,639)	$(12,341)	$(38,839)	$(37,674)	$(399,489)

Net loss per share allocable to common stockholders — basic and diluted	$(0.15)	$(0.19)	$(0.55)	$(0.59)
Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	72,280	64,434	70,134	63,424

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended		Period from August 5, 1997 (Date of Inception) to September 30, 2011
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(35,982)	$(37,674)	$(396,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,068	1,437	28,434
Loss on disposal of equipment	3	(13)	301
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	—	—	498
Non-cash interest expense	—	—	504
Non-cash forgiveness of loans to officers	—	9	434
Stock-based compensation	2,228	3,165	31,504
Tax benefit from stock-based compensation	—	20	—
Non-cash warrant expense	—	—	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	(70)	(82)	(467)
Prepaid and other assets	(280)	221	(2,300)
Accounts payable	422	(585)	1,608
Accrued liabilities	(2,050)	(1,486)	3,122
Related party payables and accrued liabilities	11	—	11
Deferred revenue	—	(751)	—

Net cash used in operating activities	(34,650)	(35,739)	(331,113)

Cash flows from investing activities:
Purchases of investments	(40,876)	(81,790)	(952,306)
Proceeds from sales and maturities of investments	57,226	106,282	893,379
Proceeds from sales of auction rate securities	—	17,900	20,025
Purchases of property and equipment	(418)	(406)	(31,011)
Proceeds from sales of property and equipment	3	13	141
(Increase) decrease in restricted cash	573	886	(215)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	859

Net cash provided by (used in) investing activities	16,508	42,885	(70,274)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	—	—	206,871
Proceeds from draw down of committed equity financing facilities and at-the-market facility, net of issuance costs	(76)	8,930	52,778
Proceeds from other issuances of common stock and warrants, net of issuance costs	10,641	287	18,060
Proceeds from issuance of preferred stock, net of issuance costs	9,329	—	142,501
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	—	12,441
Repayment of loan with UBS	—	(10,201)	(12,441)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	(675)	(1,264)	(23,860)
Tax benefit from stock-based compensation	—	(20)	—

Net cash provided by (used in) financing activities	19,219	(2,268)	419,978

Net increase in cash and cash equivalents	1,077	4,878	18,591
Cash and cash equivalents, beginning of period	17,514	25,561	—

Cash and cash equivalents, end of period	$18,591	$30,439	$18,591

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $36.0 million and net cash used in operations of $34.7 million for the nine months ended September 30, 2011, and an accumulated deficit of $396.6 million as of September 30, 2011. Cash, cash equivalents and investments decreased to $57.6 million at September 30, 2011 from $72.8 million at December 31, 2010. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods. If sufficient additional capital is not available on terms acceptable to the Company, its liquidity will be impaired.

The Company has funded its operations primarily through sales of equity securities, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at September 30, 2011 will be sufficient to fund its cash requirements for at least the next twelve months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

Comprehensive Loss

Comprehensive loss consists of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss. Comprehensive loss and its components for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net loss	$(10,639)	$(12,341)	$(35,982)	$(37,674)
Change in unrealized gain (loss) on investments	(7)	4	12	6

Comprehensive loss	$(10,646)	$(12,337)	$(35,970)	$(37,668)

Restricted Cash

In accordance with the terms of the Company’s line of credit agreements with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. In January 2011 and July 2011, GE Capital reduced the amount of the Company’s certificate of deposit.

The balance of the certificate of deposit, which the Company classifies as restricted cash, was as follows (in thousands):

	September 30, 2011	December 31, 2010
Certificate of deposit classified as restricted cash	$215	$788

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

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net loss	$(10,639)	$(12,341)	$(35,982)	$(37,674)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(2,857)	—

Net loss allocable to common stockholders	$(10,639)	$(12,341)	$(38,839)	$(37,674)

Weighted-average common shares outstanding	72,280	64,552	70,134	63,586
Unvested restricted stock	—	(118)	—	(162)

Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	72,280	64,434	70,134	63,424

Net loss per share allocable to common stockholders — basic and diluted	$(0.15)	$(0.19)	$(0.55)	$(0.59)

The following instruments were excluded from the computation of diluted net loss per share allocable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	Three and Nine Months Ended
	September 30, 2011	September 30, 2010
Options to purchase common stock	9,855	8,134
Warrants to purchase common stock	10,238	4,027
Series A convertible preferred stock (as converted to common stock)	8,070	—
Shares issuable related to the ESPP	131	108

Total shares	28,294	12,269

Note 3. Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Nine Months Ended		Period from August 5, 1997 (date of inception) to September 30, 2011
	September 30, 2011	September 30, 2010
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	13	18	13
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Warrants issued in equity financing	—	—	1,585

Note 4. Related Party Research and Development Arrangements

Amgen Inc. (“Amgen”)

Pursuant to its collaboration and option agreement with Amgen, the Company has recognized research and development revenue from Amgen for reimbursements of its costs of full-time employee equivalents (“FTEs”) supporting the research and development program for omecamtiv mecarbil and related compounds, and for reimbursements of other costs related to that program. These reimbursements were recorded as research and development revenues from related parties. Revenue from Amgen was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
FTE reimbursements	$985	$120	$1,986	$857
Reimbursements of other costs	9	186	51	533

Total research and development revenues from Amgen	994	306	2,037	1,390

Total revenue from Amgen	$994	$306	$2,037	$1,390

Deferred revenue and related party accounts receivable related to Amgen were as follows (in thousands):

	September 30, 2011	December 31, 2010
Deferred revenue — Amgen	$—	$—

Related party accounts receivable — Amgen	$116	$41

GlaxoSmithKline (“GSK”)

There were no related party accounts receivables due from GSK at September 30, 2011 or December 31, 2010. Related party payables and accrued liabilities due to GSK were as follows (in thousands):

	September 30, 2011	December 31, 2010
Related party payables and accrued liabilities — GSK	$11	$—

Note 5. Grant Arrangement

In July 2010, the National Institute of Neurological Disorders and Stroke (“NINDS”) awarded to the Company a $2.8 million grant to support for three years its research and development of CK-2017357 directed to the potential treatment for myasthenia gravis. We have determined that the Company is the principal participant in the grant arrangement and, accordingly, the Company records amounts earned under the arrangement as revenue. The Company recognized grant revenue under this grant arrangement as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
NINDS myasthenia gravis	$433	$88	$1,206	$88

Note 6. Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents —money market funds	$15,636	$—	$—	$15,636

Cash equivalents — U.S. Treasury securities	$752	$—	$—	$752	10/2011

Short-term investments — U.S. Treasury securities	$38,987	$8	$(1)	$38,994	10/2011-6/2012

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents —money market funds	$16,966	—	—	$16,966

Short-term investments — U.S. Treasury securities	$54,129	$4	$(8)	$54,125	1/2011-12/2011

Long-term investments — U.S. Treasury securities	$1,207	—	$(1)	$1,206	1/2012

As of September 30, 2011, the Company’s U.S. Treasury securities classified as short-term investments had unrealized losses of approximately $1,000. As of December 31, 2010, the Company’s U.S. Treasury securities classified as short- and long-term investments had unrealized losses of approximately $9,000. The unrealized losses at both September 30, 2011 and December 31, 2010 were primarily caused by slight increases in short-term interest rates subsequent to the purchase date of the related securities. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2011 through November 3, 2011, and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended		Nine Months Ended		Period from August 5, 1997 (date of inception) to September 30, 2011
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest income	$36	$54	$114	$280	$28,507

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

The Company recognized changes in the fair value of the ARS, excluding the sale of ARS, and changes in the fair value of the ARS Rights in current period earnings in Interest and other, net. Unrealized gains (losses) on the ARS and ARS Rights recognized in Interest and other, net, for the three and nine months ended September 30, 2010 are set forth in “Note 10. — Interest and Other, Net.”

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

Financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 were classified in one of the three categories described above as follows (in thousands):

	September 30, 2011
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$15,636	$—	$—	$15,636
U.S. Treasury securities	39,746	—	—	39,746

Total	$55,382	$—	$—	$55,382

Amounts included in:
Cash and cash equivalents	$16,388	$—	$—	$16,388
Short-term investments	38,994	—	—	38,994

Total	$55,382	$—	$—	$55,382

	December 31, 2010
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$16,966	$—	$—	$16,966
U.S. Treasury securities	55,331	—	—	55,331

Total	$72,297	$—	$—	$72,297

Amounts included in:
Cash and cash equivalents	$16,966	$—	$—	$16,966
Short-term investments	54,125	—	—	54,125

Long-term investments	1,206	$—	$—	1,206

Total	$72,297	$—	$—	$72,297

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets.

As of September 30, 2011, the Company had no financial assets measured at fair value on a recurring basis using significant Level 3 inputs. The following table provides a rollforward of all assets measured at fair value using significant Level 3 inputs for the three and nine months ended September 30, 2010 (in thousands):

	ARS	Investment Put Option Related to ARS Rights
Balance as of December 31, 2009	$15,542	$2,358
Unrealized gain on ARS, included in Interest and other, net	19	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and other, net	—	(19)
Sale of ARS	(250)	—

Balance as of March 31, 2010	15,311	2,339
Unrealized gain on ARS, included in Interest and other, net	1,562	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and other, net	—	(1,562)
Sale of ARS	(10,175)	—

Balance as of June 30, 2010	6,698	777
Unrealized gain on ARS, included in Interest and other, net	777	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and other, net	—	(777)
Sale of ARS	(7,475)	—

Balance as of September 30, 2010	$—	$—

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

	September 30, 2011	December 31, 2010
Carrying value — equipment financing line	$310	$985

Fair value — equipment financing line	$284	$947

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

Activity related to this loan during the three and nine months ended September 30, 2010 was as follows (in thousands):

Balance as of December 31, 2009	$10,201
Interest expense incurred	29
Interest income from ARS applied to loan balance	(107)
Proceeds from sales of ARS applied to loan balance	(250)

Balance as of March 31, 2010	9,873
Interest expense incurred	27
Interest income from ARS applied to loan balance	(33)
Proceeds from sales of ARS applied to loan balance	(9,867)

Balance as of June 30 and September 30, 2010	$—

Note 9. Stockholders’ Equity

Increase in Authorized Shares

On May 18, 2011, the stockholders approved an increase in the number of authorized shares of common stock from 170,000,000 to 245,000,000. This increase became effective in August 2011, when the Company filed the Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

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

The warrants issued to Deerfield became exercisable on October 20, 2011 and will remain exercisable until April 20, 2015. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Company valued the warrants as of the date of issuance at $5.8 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of four years, a risk-free interest rate of 1.66%, volatility of 80%, and the fair value of the Company’s common stock on the issuance date of $1.52. As of September 30, 2011, none of the warrants were vested or exercisable.

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

In accordance with the accounting guidance for valuing stock and warrants when preferred stock, common stock and warrants are issued in a single transaction and all are to be accounted for as equity, the Company allocated the gross purchase proceeds using the relative fair value method. The fair value of the common stock issued to Deerfield was calculated based on the closing price of the stock on the commitment date as quoted on The NASDAQ Global Market. The Series A Preferred Stock was valued based on the fair value of the Company’s common stock on the commitment date times the conversion ratio of one share of preferred to one thousand shares of common stock. The fair value of the Series A Preferred Stock was determined to be essentially equivalent to the fair value of the common stock into which it is convertible, based on the preferred holders’ ability to immediately convert the Series A Preferred Stock to common stock and the fact that the liquidation preference of the Series A Preferred Stock is only $0.001 per share. The fair value of the warrants was determined using the Black-Scholes pricing model, as discussed above. The relative fair value ratio of each of the instruments issued was then applied to the total gross proceeds of $20.1 million, resulting in allocated purchase prices of $6.2 million for the common stock, $9.4 million for the Series A Preferred Stock and $4.5 million for the warrants.

The fair value of the common stock into which the Series A Preferred Stock is convertible exceeded the allocated purchase price of the Series A Preferred Stock by $2.9 million on the date of issuance, resulting in a beneficial conversion feature. The Company recognized the beneficial conversion feature as a one-time, non-cash, deemed dividend to the holders of Series A Preferred Stock on the date of issuance, which is the date the stock first became convertible.

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

Sales of the Company’s common stock through MLV, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by the Company and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of common stock under the MLV Agreement. The offering of shares of common stock pursuant to the MLV Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the MLV Agreement or (2) termination of the MLV Agreement. The MLV Agreement may be terminated by MLV or the Company at any time upon ten days notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business. The Company will pay MLV a commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through MLV under the MLV Agreement. The Company has also provided MLV with customary indemnification and contribution rights. The Company incurred approximately $0.1 million of issuance costs associated with this offering. As of September 30, 2011, no shares have been issued to MLV under the MLV Agreement.

Stock Option Plans

Stock option activity for the nine months ended September 30, 2011 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2010	5,127,695	8,096,476	$4.32
Increase in authorized shares	3,000,000	—	—
Options granted	(2,552,756)	2,552,756	$1.59
Options exercised	—	(16,000)	$1.09
Options forfeited/expired	778,691	(778,691)	$4.31

Balance at September 30, 2011	6,353,630	9,854,541	$3.62

Note 10. Interest and Other, Net

Components of Interest and other, net were as follows (in thousands):

	Three Months Ended		Nine Months Ended		Period from August 5, 1997 (date of inception) to September 30, 2011
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Unrealized gain on ARS (Note 6 and 7)	$—	$777	$—	$2,358	$—
Unrealized loss on investment put option related to ARS Rights (Note 6 and 7)	—	(777)	—	(2,358)	—
Warrant expense	—	—	—	—	(1,585)
Interest income and other income	36	61	119	296	28,987
Interest expense and other expense	(7)	(13)	(34)	(143)	(5,968)

Interest and other, net	$29	$48	$85	$153	$21,434

Investments that the Company designates as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and included in Interest and other, net. The Company sold its remaining outstanding ARS on June 30, 2010.

The Company elected to measure the investment put option related to the ARS Rights at fair value to mitigate volatility in reported earnings due to its linkage to the ARS. Changes in the fair value of the ARS Rights were recognized in current period earnings in Interest and other, net. The investment put option related to the ARS rights was extinguished on July 1, 2010, the settlement date of the sale of the remaining ARS.

Warrant expense for the period from inception to September 30, 2011 was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.

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

Note 13. Subsequent Events

Restructuring

In October 2011, the Company announced a restructuring plan intended to align its workforce and operations in connection with its commitment to focus resources primarily on the development of its later-stage development programs for CK-2017357 and omecamtiv mecarbil, and its follow-on skeletal muscle troponin activator program and certain other research and development programs also directed to muscle biology. As a result, the Company reduced its workforce by approximately 18%, or 18 employees, to 83 employees. The Company is providing severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. The Company anticipates incurring restructuring charges of approximately $1.3 million in the fourth quarter of 2011, primarily associated with personnel-related termination costs. This estimate may be revised later in the year, depending on potential facility-related charges and other write-downs that the Company has not yet finalized.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, restructuring charges, research and development expenses and general and administrative expenses for 2011;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

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

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our receipt of funds and access to other resources under our current or future strategic alliances;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

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

Our drug candidates currently in clinical development include omecamtiv mecarbil for the potential treatment of heart failure and CK-2017357 for the potential treatment of diseases or medical conditions associated with skeletal muscle weakness or wasting. We are also advancing back-up and follow-on skeletal sarcomere activators, each with different physiochemical and pharmacokinetic properties, intended to supplement our ongoing development activities. We have identified two potential drug candidates that we have progressed into non-clinical research and development activities. CK-2017357 and both these potential drug candidates selectively activate the fast skeletal muscle troponin complex, which is a set of regulatory proteins that modulates the contractility of the fast skeletal muscle sarcomere. We are also conducting preclinical research on compounds that inhibit smooth muscle contractility. These compounds may be useful as potential treatments for diseases and conditions complicated by bronchoconstriction, such as asthma and chronic obstructive pulmonary disease. In addition, we are evaluating strategic alternatives for the further clinical development of the three drug candidates from our discontinued oncology program: ispinesib, SB-743921 and GSK-923295.

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

We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care for heart failure both as an intravenous formulation for the treatment of patients hospitalized with acutely decompensated heart failure and as an oral formulation for chronic administration. We have been also conducting joint research activities with Amgen under an agreed research plan directed to potential next-generation compounds in our cardiac muscle contractility program. We and Amgen are discussing a potential extension and expansion of research activities and funding that may result in the reimbursement of such activities in 2012.

We continue to dose patients in the first cohort of an international, randomized, double-blind, placebo-controlled Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil, now known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure. This trial, sponsored by Amgen in collaboration with Cytokinetics, is designed to evaluate the safety and efficacy of omecamtiv mecarbil in patients with left ventricular systolic dysfunction who are hospitalized with acute heart failure. A review of data from the first cohort of this trial will be conducted by an independent Data Monitoring Committee. A decision regarding the potential progression to the second cohort of the trial is anticipated in the first half of 2012.

In line with the planned expansion of the omecamtiv mecarbil clinical development program, we anticipate that Amgen will initiate a study designed to assess the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil in healthy volunteers in early 2012. We and Amgen are discussing plans for the initiation of an additional clinical trial designed to assess the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil in stable heart failure patients. We expect to provide updated guidance on the timing of this study following further discussions with Amgen.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $2.1 million and $1.5 million in the first nine months of 2011 and 2010, respectively. We recognized research and development revenue from Amgen of $2.0 million and $1.4 million in the first nine months of 2011 and 2010, respectively, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses.

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

Skeletal Muscle Contractility

CK-2017357 is the lead drug candidate from this program. We are also advancing back-up and follow-on skeletal sarcomere activators, each with different physiochemical and pharmacokinetic properties, intended to supplement our ongoing development activities. We have identified two potential drug candidates that we have progressed into non-clinical research and development activities. CK-2017357 and these potential drug candidates are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds act on fast skeletal muscle troponin, increasing the sensitivity of the sarcomere to calcium and leading to an increase in skeletal muscle contractility. We are evaluating the potential indications for which CK-2017357 and these potential drug candidates may be useful.

Each of CK-2017357 and our potential drug candidates has demonstrated encouraging pharmacological activity in preclinical models and, with respect to CK-2017357, in healthy volunteers, in patients with amyotrophic lateral sclerosis (“ALS”), and in patients with peripheral artery disease and claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise. In two recent Phase IIa clinical trials of CK-2017357, evidence of potentially clinically relevant pharmacodynamic effects was observed in patients with ALS and in patients with peripheral artery disease and claudication, respectively. CK-2017357 has received an orphan drug designation from the FDA for the potential treatment of ALS. In July 2010, we were awarded a grant in the amount of $2.8 million by the National Institute of Neurological Disorders and Stroke, which is intended to support for three years our research and development of CK-2017357 for the potential treatment of myasthenia gravis. The grant was awarded under the American Recovery and Reinvestment Act of 2009. We recognized revenue of $1.2 million and $0.1 million under this grant arrangement in the first nine months of 2011 and 2010, respectively, which we recorded as research and development, grant and other revenues.

In 2010, we initiated three “evidence of effect” Phase IIa clinical trials of CK-2017357. Two of these trials have been completed, one in patients with ALS and one in patients with symptoms of claudication associated with peripheral artery disease. A trial in patients with generalized myasthenia gravis is ongoing. Our evidence of effect clinical trials are randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of CK-2017357 administered to patients with impaired muscle function. These studies are intended to translate the mechanism of action of CK-2017357 into statistically significant and potentially clinically relevant pharmacodynamic effects (as we did in healthy volunteers), which may then form the basis for larger clinical trials designed to demonstrate proof of concept and possibly even to support registration.

ALS. In July 2011, we initiated dosing of patients in Part A of a Phase II clinical trial of CK-2017357 designed to evaluate 24 patients with ALS who are not taking riluzole. These patients will receive daily oral doses of CK-2017357 for up to 14 days. Enrollment in Part A of this trial has been completed. The primary objective of Part A of this trial is to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamics of multiple fixed doses of CK-2017357 in patients with ALS. In addition, patients are being asked to report their ALS symptoms using the ALS Functional Rating Scale-Revised (ALSFRS-R). Patients will also undergo tests of muscle fatigability, certain indices of pulmonary function, and patients’ and investigators’ global status assessments. We anticipate that data from Part A of this clinical trial will be presented at the 22nd International Symposium on ALS and Motor Neurone Diseases Meeting in Sydney, Australia to be held November 30-December 2, 2011.

We recently initiated Part B of this clinical trial, which is designed to evaluate the safety, tolerability, pharmacokinetic and pharmacodynamics of multiple fixed daily doses of CK-2017357 in 24 patients with ALS who are also receiving riluzole. We anticipate that data from Part B of this trial will be available in the first half of 2012.

We plan to initiate a Phase II dose-titration clinical trial of CK-2017357 in patients with ALS by the end of 2011, with data from this trial anticipated to be available in first half of 2012.

During the third quarter of 2011, we met with the FDA Center for Drug Evaluation and Research’s Division of Neurology Products to discuss the progress in the development of CK-2017357 as a potential treatment for patients with ALS and our strategy for its further development, including potential registration strategies. Based on this discussion, we are assessing options that may enable the initiation of a clinical trial of CK-2017357 in ALS patients that could potentially serve as a pivotal trial for registration purposes. This trial is expected to be designed to support a global registration strategy.

Myasthenia Gravis. We continue to enroll and dose patients in our Phase IIa evidence of effect clinical trial of CK-2017357 in patients with generalized myasthenia gravis (“MG”). This clinical trial, initiated in January 2011, and preclinical research on MG are being funded by a $2.8 million grant from the National Institute of Neurological Disorders and Stroke. At least 36 and up to 78 patients may be enrolled in this clinical trial. We continue to enroll and dose patients in this trial. Patients will receive a single oral dose of placebo or 250 mg or 500 mg of CK-2017357. The primary objective of this trial is to assess the effects of CK-2017357 on measures of muscle strength, muscle fatigue and pulmonary function in these patients. The secondary objectives of this clinical trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects; to evaluate the safety and tolerability of CK-2017357 administered as single doses to patients with myasthenia gravis; and to evaluate the effect of CK-2017357 on investigator- and patient-determined global functional assessment and the Modified MG Symptom Score, an assessment combining patient reports and physician evaluations to assess the severity of symptoms due to myasthenia gravis. We anticipate that data from this clinical trial will be available in the first half of 2012.

Drug-Drug Interaction Study. We recently completed an analysis of data from a Phase I drug-drug interaction study of CK-2017357 administered orally to healthy volunteers. The co-administration of CK-2017357 and riluzole approximately doubled the average maximum plasma levels of riluzole; it also reduced the variability of plasma levels of riluzole in the study subjects. Accordingly, we believe that in future CK-2017357 clinical trials, a standard dose adjustment to the riluzole dose could be made for all patients receiving CK-2017357, regardless of the dose level of CK-2017357. Data from the part of this study investigating the effect of food on the pharmacokinetics of CK-2017357 administered orally indicated that CK-2017357 may be best administered to patients in a fasting state.

CK-2127107. During the quarter, we progressed CK-2127107, another selective, fast skeletal muscle troponin activator, into studies intended to support an investigational new drug application (“IND”) or foreign equivalent. CK-2127107 is a potential drug candidate that has arisen from our optimization of a different chemical series than that which produced CK-2017357.

CK-2017357 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from the potential commercialization of this drug candidate. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $18.4 million and $22.3 million in the first nine months of 2011 and 2010, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357 or other compounds from this program into and through development.

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

Our smooth muscle myosin inhibitors are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $4.3 million and $1.5 million in the first nine months of 2011 and 2010, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development.

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

Each of ispinesib, SB-743921 and GSK-923295 is at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from its commercialization. We currently are responsible for all research and development costs associated with ispinesib and SB-743921. GSK remains responsible for completing its Phase I clinical trial of GSK-923295 in cancer patients, at its expense. Following GSK’s completion of its Phase I clinical trial of GSK-923295, we will be responsible for any further research and development costs associated with GSK-923295. We recorded research and development expenses for activities relating to our mitotic kinesin inhibitors program of approximately zero and $0.9 million in the first nine months of 2011 and 2010, respectively. We do not currently intend to conduct any further development of these drug candidates in oncology ourselves. We are evaluating strategic alternatives for the future development and commercialization of ispinesib, SB-743921 and GSK-923295 with third parties. We may not be able to enter into an agreement regarding such a strategic alternative on acceptable terms, if it all.

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

Restructuring

In October 2011, we announced a restructuring plan intended to align our workforce and operations in connection with our commitment to focus resources primarily on the development of our later-stage development programs for CK-2017357 and omecamtiv mecarbil, and our follow-on skeletal muscle troponin activator program and certain other research and development programs also directed to muscle biology. As a result, we reduced our workforce by approximately 18%, or 18 employees, to 83 employees. We are providing severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. We anticipate incurring restructuring charges of approximately $1.3 million in the fourth quarter of 2011, primarily associated with personnel-related termination costs. This estimate may be revised later in the year, depending on potential facility-related charges and other write-downs that we have not yet finalized.

Results of Operations

Revenues

We recorded total revenues of $1.4 million and $0.4 million for the third quarter of 2011 and 2010, respectively, and $3.2 million and $1.5 million for the first nine months of 2011 and 2010, respectively.

Research and development revenues from related parties for the third quarter of 2011 and 2010 consisted of research and development revenues from our strategic alliance with Amgen. Research and development revenues from Amgen were $1.0 million and $0.3 million in the third quarter of 2011 and 2010, respectively. Research and development revenues from Amgen for the third quarter of 2011 consisted of $1.0 million for reimbursements of FTE expenses and other research and development expenses. Research and development revenues from Amgen for the third quarter of 2010 consisted of reimbursements of $0.1 million for FTE costs and $0.2 million for other out-of-pocket expenses. Research and development revenues from Amgen were $2.0 million and $1.4 million for the first nine months of 2011 and 2010, respectively. Research and development revenues from Amgen for the first nine months of 2011 consisted of $2.0 million for reimbursements of FTE expenses and $51,000 for reimbursements of other research and development expenses. Research and development revenues from Amgen for the first nine months of 2010 consisted of reimbursements of $0.9 million for FTE costs and $0.5 million for other out-of-pocket expenses. We expect that research and development revenues from Amgen in the fourth quarter of 2011 will be minimal. We and Amgen are discussing a potential extension and expansion of research activities and funding that may result in the reimbursement of such activities in 2012.

We anticipate that revenue will be in the range of $3.0 to $4.0 million for the full year of 2011.

In July 2010, the National Institute of Neurological Disorders and Strokes awarded us a grant to support for three years our research and development of CK-2017357 directed to the potential treatment for MG. We recognized grant revenue of $0.4 million and $0.1 million under this arrangement in the third quarter of 2011 and 2010, respectively, and $1.2 million and $0.1 million in the first nine months of 2011 and 2010, respectively.

Research and Development Expenses

Research and development expenses were $8.9 million and $9.5 million in the third quarter of 2011 and 2010, respectively. The decrease in research and development expenses in the third quarter of 2011 compared to the same period in 2010 was primarily due to decreases of $0.3 million in personnel-related costs, $0.2 million in laboratory expense and $0.2 million in facility-related costs.

Research and development expenses were $28.6 million and $28.9 million in the first nine months of 2011 and 2010, respectively. The decrease in research and development expenses in the first nine months of 2011 compared to the same period in 2010 was primarily due to decreases of $1.2 million in personnel costs and $0.4 million in facility costs, partially offset by an increase of $0.9 million in clinical and preclinical outsourcing costs and $0.4 million in laboratory expenses.

From a program perspective, the $0.6 million decrease in spending in the third quarter of 2011 compared to the third quarter of 2010 was due to decreases of $2.3 million for our skeletal muscle contractility program, $0.2 million for our other research programs and $0.1 million for our mitotic kinesin inhibitors program, partially offset by increased spending of $1.2 million for our smooth muscle contractility program and $0.8 million for our cardiac muscle contractility program. For the first nine months of 2011 compared to the first nine months of 2010, the $0.3 million decrease in research and development expenses was due to decreases of $3.9 million for our skeletal muscle contractility program and $0.9 million for our mitotic kinesin inhibitors program, partially offset by increased spending of $2.8 million for our smooth muscle contractility program, $1.1 million for our other research programs and $0.6 million for our cardiac muscle contractility program.

Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cardiac muscle contractility	$1.0	$0.2	$2.1	$1.5
Skeletal muscle contractility	5.5	7.8	18.4	22.3
Smooth muscle contractility	1.5	0.3	4.3	1.5
Mitotic kinesin inhibitors	—	0.1	—	0.9
All other research programs	0.9	1.1	3.8	2.7

Total research and development expenses	$8.9	$9.5	$28.6	$28.9

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

We expect that our research and development expenditures for the full year 2011 will increase compared to 2010. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue development of our drug candidate CK-2017357 and our potential drug candidates from our skeletal sarcomere contractility program for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. We expect to continue preclinical research on our smooth muscle myosin inhibitor compounds, which may be useful for the potential treatment of diseases and medical conditions associated with bronchoconstriction or vasoconstriction. We anticipate that research and development expenses for the full year 2011 will be in the range of $40 million to $42 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.5 million are included in our estimate of 2011 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $3.2 million and $3.4 million in the third quarter of 2011 and 2010, respectively. The decrease in the third quarter of 2011 compared to the same period in 2010 was primarily due to a decrease of $0.2 million in personnel expenses. General and administrative expenses were $10.7 million and $10.6 million in the first nine months of 2011 and 2010, respectively. The increase in the first nine months of 2011, compared to 2010, was primarily due to an increase of $0.8 million in financial services associated with assessing financing alternatives, offset by a decrease of $0.8 million in personnel expenses.

We expect that general and administrative expenses for the full year 2011 will increase compared to 2010. We anticipate general and administrative expenses to be in the range of $15 million to $16 million for 2011. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.1 million are included in our estimate of 2011 general and administrative expenses.

Interest and Other, Net

Components of Interest and other, net were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Unrealized gain on auction rate securities (“ARS”)	$—	$0.8	$—	$2.4
Unrealized loss on investment put option related to auction rate securities rights (the “ARS Rights”)	—	(0.8)	—	(2.4)
Interest income and other income	—	0.1	0.1	0.3
Interest expense and other expense	—	(0.1)	—	(0.1)

Interest and other, net	$—	$—	$0.1	$0.2

Interest income and other income decreased in the third quarter of 2011 compared to the third quarter of 2010, and in the first nine months of 2011 compared to the first nine months of 2010, due to lower average invested balances and lower average effective interest rates.

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

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through September 30, 2011, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

Deerfield

On April 18, 2011, we entered into a securities purchase agreement (the “Deerfield Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”). On April 20, 2011, pursuant to the Deerfield Agreement, we issued to Deerfield (i) 5,300,000 shares of common stock for a purchase price of $1.50 per share, (ii) 8,070 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share, and (iii) warrants to purchase 6,685,000 shares of our common stock at an initial exercise price of $1.65 per share, for aggregate gross proceeds of approximately $20.1 million. After issuance costs of approximately $0.2 million, the net proceeds were approximately $19.9 million. The warrants issued to Deerfield became exercisable on October 20, 2011 and will remain exercisable until April 20, 2015. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the warrant holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then issued and outstanding.

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

The offering was made pursuant to a shelf registration statement that we filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2008, which became effective on November 19, 2008 (File No. 333-155259). The closing of the offering took place on April 20, 2011.

The fair value of the common stock into which the Series A Preferred Stock is convertible exceeded the allocated purchase price of the Series A Preferred Stock by $2.9 million on the date of issuance, resulting in a beneficial conversion feature. We recognized the beneficial conversion feature as a one-time, non-cash, deemed dividend to the holders of Series A Preferred Stock on the date of issuance, which is the date the stock first became convertible.

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

Sales of our common stock through MLV, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by us and MLV. Subject to the terms and conditions of the MLV Agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We are not obligated to make any sales of common stock under the MLV Agreement. The offering of shares of common stock pursuant to the MLV Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the MLV Agreement or (2) termination of the MLV Agreement. The MLV Agreement may be terminated by MLV or us at any time upon ten days notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse change in our business. We will pay MLV a commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through MLV under the MLV Agreement. We have also provided MLV with customary indemnification and contribution rights. We incurred approximately $0.1 million of issuance costs associated with this offering. As of November 4, 2011, no shares have been issued to MLV under the MLV Agreement.

Grant

We are eligible to request up to $1.2 million in future grant payments from the National Institute of Neurological Disorders and Stroke, provided we incur eligible research and development costs for CK-2017357 directed to the potential treatment for myasthenia gravis for three years from the grant date.

Sources and Uses of Cash

Our cash, cash equivalents and investments, excluding restricted cash, totaled $57.6 million at September 30, 2011, down from $72.8 million at December 31, 2010. The decrease of $15.2 million was primarily due to the use of cash to fund operations, partially offset by net proceeds from the April 2011 equity transaction with Deerfield.

Net cash used in operating activities was $34.7 million in the first nine months of 2011 and primarily resulted from the net loss of $36.0 million. Net cash used in operating activities was $35.7 million in the first nine months of 2010 and primarily resulted from the net loss of $37.7 million.

Net cash provided by investing activities was $16.5 million in the first nine months of 2011 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $16.4 million. Net cash provided by investing activities in the first nine months of 2010 was $42.9 million and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $24.5 million, and proceeds of $17.9 million from the sale of auction rate securities.

Net cash provided by financing activities was $19.2 million in the first nine months of 2011 and primarily consisted of net proceeds of $19.9 million from our issuance of common and preferred stock and warrants to Deerfield in April 2011. Net cash used in financing activities in the first nine months of 2010 was $2.3 million and primarily consisted of repayments of $10.2 million on our loan with UBS Bank USA, partially offset by proceeds of $8.9 million from drawdowns under our 2007 committed equity financing facility with Kingsbridge Capital Limited. The 2007 committed financing facility with Kingsbridge expired on March 31, 2011 and no further shares are available to us for sale under the facility.

Shelf Registration Statement. In November 2008, we filed a shelf registration statement with the SEC, which was declared effective in November 2008. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $100 million. As of November 4, 2011, $45.1 million remains available to us under this shelf registration statement, assuming all outstanding warrants are exercised in cash. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.

As of September 30, 2011, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating leases (1)	$2,916	$6,105	$6,716	$6,260	$21,997
Equipment financing line	310	—	—	—	310

Total	$3,226	$6,105	$6,716	$6,260	$22,307

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We plan to continue clinical development of our fast skeletal troponin activator CK-2017357 for the potential treatment of diseases and conditions related to skeletal muscle weakness or wasting. We plan to continue to conduct non-clinical development of our potential drug candidates from our skeletal sarcomere contractility program. We plan to progress one or more of our smooth muscle myosin inhibitor compounds towards non-clinical and clinical development. We expect to incur significant research and development expenses as we advance the research and development of our other compounds from our muscle contractility programs through research to candidate selection.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than grant funding for our myasthenia gravis preclinical and clinical activities, and reimbursements, milestone and royalty payments that we may receive under our collaboration agreement with Amgen. We may not receive any further funds under that agreement. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent years, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects observed in preclinical studies for some compounds in a particular research and development program may also occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient itself or from impurities or degradants that are present in the active pharmaceutical ingredient or could form over time in the formulated drug candidate or the active pharmaceutical ingredient. These toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to our drug candidates or potential drug candidates or cause us or our partners to modify, suspend or terminate clinical trials with respect to any drug candidate at any time during the development program. Further, the administration of two or more drugs contemporaneously can lead to interactions between them, and our drug candidates may interact with other drugs that trial subjects are taking. For example, in a Phase I drug-drug interaction study of CK-2017357 administered orally to healthy volunteers, co-administration of CK-2017357 and riluzole approximately doubled the average maximum riluzole plasma level, although it also appeared to reduce the variability of the riluzole plasma levels of the study subjects. The FDA, other regulatory authorities, our partners or we may modify, suspend or terminate clinical trials with our drug candidates at any time. If these or other adverse effects are severe or frequent enough to outweigh the potential efficacy of a drug candidate, the FDA or other regulatory authorities could deny approval of that drug candidate for any or all targeted indications. Even if one or more of our drug candidates were approved for sale as drugs, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of those drugs. Indications of potential adverse effects or toxicities which do not seem significant during the course of clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug is used in large populations or for extended periods of time.

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

Changes in either the patent laws or their interpretation in the United States or other countries may diminish the value of our intellectual property or our ability to obtain patents. For example, the recently adopted America Invents Act of 2011 may affect the scope, strength and enforceability of our patent rights in the United States or the nature of proceedings which may be brought by us related to our patent rights in the United States.

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

Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck & Co., Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Novartis, Biogen Idec, Inc., Mitsubishi Tanabe Pharma Corporation, Asrellas, Eisai Inc. and AstraZeneca AB). Further development of these products could be impacted by these patents and result in significant legal fees.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if omecamtiv mecarbil is approved for marketing by the FDA for heart failure, that drug candidate would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; relaxin, which is being developed by Novartis; CD-NP, which is being developed by Nile Therapeutics, Inc., and glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

Our workforce reductions in October 2011 and any future workforce and expense reductions may have an adverse impact on our internal programs and our ability to hire and retain skilled personnel.

In October 2011, we reduced our workforce by approximately eighteen percent in order to reduce expenses and to focus resources primarily on the development of our later-stage development programs for CK-2017357 and omecamtiv mecarbil, and our follow-on skeletal muscle troponin activator program and certain other research and development programs also directed to muscle biology. These headcount reductions and the cost control measures we have implemented may negatively affect our productivity and limit our research and development activities. Our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce reductions. In light of our continued need for funding and cost control, we may be required to implement future workforce and expense reductions, which could further limit our research and development activities. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

announcements concerning any of the clinical trials for our compounds, such as omecamtiv mecarbil for heart failure and CK-2017357 for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

•	announcements concerning our strategic alliance with Amgen or future strategic alliances;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel;

•	substantial sales of our common stock by our existing shareholders, whether or not related to our performance;

•	automated trading activity by algorithmic and high-frequency trading programs; and

•	volatility in the stock prices of other companies in our industry or in the stock market generally.

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

As of October 28, 2011, our executive officers, directors and their affiliates beneficially owned or controlled approximately 12.8 % of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and new Securities and Exchange Commission (“SEC”) regulations and NASDAQ Stock Market LLC rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of these costs. For example, compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has to date required the commitment of significant resources to document and test the adequacy of our internal control over financial reporting. We can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. In addition, the SEC has adopted regulations that require us to file corporate financial statement information in an interactive data format known as XBRL. We may incur significant costs and need to invest considerable resources to remain in compliance with these regulations.

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

In connection with a restructuring plan that the Company announced on October 18, 2011, the employment of David J. Morgans, Jr., Ph.D., the Company’s Executive Vice President, Preclinical Research and Development, terminated on October 31, 2011. Dr. Morgans entered into a consulting agreement with the Company effective as of November 1, 2011. Under the agreement, Dr. Morgans will provide consulting services to the Company for a period of up to six months. He will provide eight days of consulting services per month for a monthly retainer of $15,520. Any additional consulting services that Dr. Morgans provides will be compensated at a rate of $242.50 per hour. The agreement terminates on April 30, 2012, but may be extended upon written agreement by both parties. In his role as a consultant, Dr. Morgans will retain his currently outstanding vested and unvested stock options, and such options will continue to vest in accordance with their original vesting schedules and terms.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

4.1(5)	Specimen Common Stock Certificate.

4.2(6)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.3(4)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, declared effective by the Securities and Exchange Commission on June 23, 2011.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.
*	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2011	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

4.1(5)	Specimen Common Stock Certificate.

4.2(6)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.3(4)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS *	XBRL Instance Document.

101.SCH *	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, declared effective by the Securities and Exchange Commission on June 23, 2011.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.
*	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.