Form 10-K
period 2011-12-31
CYTOKINETICS INC
filed 2012-03-13
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $85.8 million, computed by reference to the last sales price of $1.25 as reported by the NASDAQ Global Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2011. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 3,617,620 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 29, 2012 was 76,376,801 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

Year Ended December 31, 2011

PART I

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2012;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•

the initiation, design, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates and potential drug candidates conducted by ourselves or our partners, such as Amgen Inc., including the anticipated timing for initiation of clinical trials and anticipated dates of data becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	anticipated interactions with regulatory authorities regarding the clinical development of CK-2017357 and the potential outcomes of such interactions;

•	our anticipated filing of an investigational new drug application (“IND”) for CK-2127107 with the U.S. Food and Drug Administration (“FDA”);

•	our and our partners’, such as Amgen’s, plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our plans to seek one or more strategic partners to develop and commercialize CK-2017357 and CK-2127107 and our smooth muscle myosin inhibitors;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the cytoskeleton and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations and equipment financing lines;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

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

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	the availability of funds under our grant from the National Institute of Neurological Disorders and Stroke (“NINDS”) in future periods;

•	our ability to issue and sell of shares of our Common Stock under our At-The-Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise; and

•	potential infringement or misuse by us of the intellectual property rights of third parties.

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

Our cardiac muscle contractility program is focused on the cardiac sarcomere, the basic unit of muscle contraction in the heart. Our lead drug candidate from this program, omecamtiv mecarbil (formerly known as CK-1827452), is a novel cardiac muscle myosin activator. Amgen holds an exclusive license to develop and commercialize omecamtiv mecarbil worldwide, except Japan, subject to our development and commercialization participation rights. An intravenous formulation of omecamtiv mecarbil is currently the subject of a Phase IIb clinical trial designed to evaluate its safety and efficacy in patients with left ventricular systolic dysfunction who are hospitalized with acute heart failure, known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure). Oral formulations of omecamtiv mecarbil are being studied in healthy volunteers, and we anticipate that one or more of these oral formulations will also be studied in stable heart failure patients. We also are conducting joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program. Further details regarding our strategic alliance with Amgen can be found below in Item 1 of this report under “Muscle Contractility Focus — Cardiac Muscle Contractility Program — Amgen Strategic Alliance.”

CK-2017357 is the lead drug candidate from our skeletal sarcomere activator program. The skeletal muscle sarcomere is the basic unit of skeletal muscle contraction. We believe CK-2017357 may be useful in treating diseases or medical conditions associated with skeletal muscle weakness or wasting. We are currently conducting a Phase II clinical trials program for CK-2017357, including two ongoing Phase II clinical trials in patients with amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s disease) and an ongoing Phase IIa clinical trial in patients with myasthenia gravis. We have also conducted a Phase IIa clinical trial of CK-2017357 in patients with claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise, associated with peripheral artery disease. CK-2017357 has received orphan drug designations from the FDA and the European Medicines Agency for the treatment of ALS. We are also advancing a structurally distinct, fast skeletal muscle sarcomere activator, CK-2127107, in non-clinical studies intended to enable the filing of an IND with the FDA. Our skeletal sarcomere activators selectively activate the fast skeletal muscle troponin complex, which is a set of regulatory proteins that modulates the contractility of the fast skeletal muscle sarcomere.

In our smooth muscle contractility program, we are conducting preclinical research on compounds that directly inhibit smooth muscle myosin, the motor protein central to the contraction of smooth muscle. These compounds cause the relaxation of contracted smooth muscle, and so may be useful as potential treatments for diseases and conditions complicated by bronchoconstriction, such as asthma and chronic obstructive pulmonary disease.

Two of our drug candidates directed to muscle contractility have now demonstrated pharmacodynamic activity in patients: omecamtiv mecarbil in patients with heart failure and CK-2017357 in patients with ALS and in patients with claudication associated with peripheral artery disease. In 2012, we expect to continue to focus on translating the observed pharmacodynamic activity of these compounds into potentially meaningful clinical benefits for patients. Our potential drug candidate CK-2127107 has demonstrated pharmacological activity in preclinical models.

Following is a summary of the planned clinical and non-clinical development activities for our drug candidates and potential drug candidates directed to muscle contractility:

Potential/Drug Candidate (Mechanism of Action)	Mode of Administration	Potential Indication(s)	Development Status and Planned Development Activities

Omecamtiv mecarbil (cardiac muscle myosin activator)	intravenous	heart failure

•  We anticipate that Amgen will continue to enroll and dose patients in the first cohort of the ATOMIC-AHF trial.

•  We anticipate a decision regarding the potential progression to the second cohort of the ATOMIC-AHF trial in 1H 2012 following a review of data from the first cohort by an independent data monitoring committee.

Omecamtiv mecarbil (cardiac muscle myosin activator)	oral	heart failure

•  We anticipate that Amgen will continue to enroll and dose subjects in the Phase I clinical trial designed to assess the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil in healthy volunteers.

•  We and Amgen are discussing plans for the initiation of a trial designed to assess the safety, tolerability and pharmacokinetics of oral formulations of omecamtiv mecarbil in stable heart failure patients.

CK-2017357 (fast skeletal muscle troponin activator)	oral	diseases and conditions associated with muscle weakness or wasting*

•  We anticipate continuing to enroll and dose patients in Part B of the ongoing Phase II multiple-dose trial in patients with ALS who are also receiving riluzole (CY 4024). We anticipate data from Part B to be available in 1H 2012.

•  We anticipate continuing to enroll and dose patients in the ongoing Phase II dose-titration trial in patients with ALS (CY 4025). We anticipate data from this trial to be available in 1H 2012.

•  We anticipate continuing to enroll and dose patients in the ongoing Phase IIa evidence of effect clinical trial in patients with generalized myasthenia gravis (CY 4023). We anticipate data from this trial to be available in 1H 2012.

•  We anticipate additional interactions in 2012 with U.S. and European regulatory authorities to discuss the development of CK-2017357 as a potential treatment for patients with ALS, including potential registration strategies.

CK-2127107 (fast skeletal muscle troponin activator)	oral	diseases and conditions associated with muscle weakness or wasting*	• We intend to continue to conduct non-clinical development intended to enable the filing of an IND. We anticipate filing an IND by the end of 2012.

*	e.g., ALS, claudication, sarcopenia, cachexia, myasthenia gravis

During 2012, we intend to continue preclinical research of our smooth muscle myosin inhibitors.

All of our drug candidates and potential drug candidates have arisen from our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. We believe that this focus and the resulting knowledge and expertise that we have developed, especially with our proprietary technologies that permit us to evaluate the function of cytoskeletal proteins in high information content biological assays, has allowed us to increase the efficiency of our drug discovery activities. Our research and development activities since our inception in 1997 have produced multiple drug candidates that have progressed into clinical testing and multiple potential drug candidates, including one currently in non-clinical development for which we plan to file an IND. Each of these drug candidates and potential drug candidates has a novel mechanism of action compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a robust area for drug discovery. We intend to leverage our experience in muscle contractility in order to expand our current pipeline, and expect to continue to be able to identify additional potential drug candidates that may be suitable for clinical development.

Our Corporate Strategy

Our goal is to discover, develop and commercialize novel drug products that modulate muscle function in ways that may benefit patients with serious diseases or medical conditions, with the intent of establishing a fully integrated biopharmaceutical company. We intend to achieve this by:

•

Focusing on drug discovery and development activities relating to the biology of muscle function.    We intend to capitalize on the knowledge and expertise we have acquired in each of our cardiac muscle, skeletal muscle and smooth muscle contractility research and development programs. In these programs, we are investigating potential treatments for diseases or medical conditions where impaired regulation of the contractile function of muscle plays a key role and such diseases or conditions may be amenable to treatment by modulation of muscle contractility, such as heart failure, and medical conditions associated with skeletal muscle weakness or wasting.

•

Leveraging our cytoskeletal expertise and proprietary technologies to increase the speed, efficiency and yield of our drug discovery and development processes.    We believe that our unique understanding of the cytoskeleton and our proprietary research technologies should enable us to discover and potentially to develop drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs. We expect that we may be able to leverage our expertise in muscle contractility to advance into other areas of muscle function which may impact serious medical diseases and conditions. This may allow us to develop a diversified pipeline of drug candidates cost-effectively while managing risk.

•

Focusing on comprehensive development programs that may enhance the success of our activities directed to potential registration.    We believe that by focusing on disease areas with well-organized physician-investigator groups, significant clinical unmet need, and strong patient and disease advocacy, we may enhance our effectiveness in enrolling and conducting clinical trials that may answer important questions about the dosing, tolerability, pharmacokinetics and pharmacodynamics as well as the potential safety and efficacy of our drug candidates. We believe that our considered clinical trial designs and well-executed development programs can improve our ability to realize value from our clinical development activities. We believe that our investing in these activities may result in more successful later-stage clinical development activities that may increase the likelihood of our achieving our objectives to develop effective therapeutics that may address the needs of patients with grievous diseases and conditions.

•

Building development and commercialization capabilities directed at concentrated and growing markets.    We focus our drug discovery and development activities on disease areas for which there are serious unmet medical needs. In particular, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as hospital specialists, that may be addressed by a smaller, targeted sales force. Many of these diseases and medical conditions affect the growing population of aging patients, a demographic that is the subject of increasing regulatory and reimbursement attention. Accordingly, targeting unmet medical needs in these areas may provide us competitive opportunities. In these markets, we believe that a company with limited resources may be able to compete effectively against larger, more established companies with greater financial and commercial resources. For these opportunities, we intend to develop clinical development and sales and marketing capabilities with the goal of becoming a fully-integrated biopharmaceutical company.

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

We are currently developing a number of small molecule compounds arising from our muscle contractility programs. Omecamtiv mecarbil, a novel cardiac muscle myosin activator, was studied by Cytokinetics in a series of Phase I and Phase IIa clinical trials for the potential treatment of heart failure. As of 2009, Amgen is responsible for the clinical development of this drug candidate, subject to Cytokinetics’ development and commercialization participation rights.

CK-2017357 is our lead drug candidate from our skeletal muscle contractility program, and is the subject of a Phase II clinical trials program. Potential indications for which this drug candidate may be useful include skeletal muscle weakness associated with neuromuscular diseases, such as ALS, and other medical conditions characterized by skeletal muscle weakness or wasting. We are also advancing a potential drug candidate from this program, CK-2127107, in non-clinical studies intended to enable the filing of an IND in 2012.

In addition, we are conducting preclinical research of compounds that inhibit smooth muscle myosin for potential use as bronchodilators, vasodilators, or both. We are continuing to conduct discovery, characterization and lead optimization activities for other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

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

Background on Heart Failure Market.    Heart failure is a widespread and debilitating syndrome affecting millions of people in the United States. The high and rapidly growing prevalence of heart failure translates into significant hospitalization rates and associated societal costs. About 5.8 million people in the United States have heart failure, resulting in nearly one million hospital discharges with the primary diagnosis of heart failure and approximately 300,000 deaths each year. For people over 65 years of age, heart failure incidences approach 10 per 1000 and approximately 50% of people diagnosed with heart failure will die within 5 years of diagnosis. These numbers are increasing due to the aging of the U.S. population and an increased likelihood of survival following acute myocardial infarctions. The costs to society attributable to the prevalence of heart failure are high, especially as many chronic heart failure patients suffer repeated acute episodes. Despite currently available therapies, readmission rates for heart failure patients remain high. A 2008 study estimated that between 13% and 33% of patients initially admitted to the hospital for chronic heart failure will be readmitted within 12 to 15 months of the initial admission. Mortality rates over the five-year period following a diagnosis of heart failure are approximately 60% in men and 45% in women. The high morbidity and mortality in the setting of current therapies points to the need for novel therapeutics that offer further reductions in morbidity and mortality. The annual cost of heart failure to the U.S. health care system is estimated to be $39 billion. A portion of that cost is attributable to drugs used to treat each of chronic and acute heart failure. Approximately 70% of those costs are due to hospitalization, home health and physician care. New drug therapies that could reduce the number of hospitalizations could decrease the cost to the health care system.

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

Omecamtiv Mecarbil (formerly CK-1827452).    Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. We conducted a clinical trials program for omecamtiv mecarbil comprised of multiple Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time (i.e., the time in which the heart is contracting). However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting.

ATOMIC-AHF.    In April 2011, Amgen initiated an international, randomized, double-blind, placebo-controlled, Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil, now known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure. This clinical trial is expected to enroll approximately 600 patients in three sequential, ascending-dose cohorts. In each cohort, patients will be randomized to receive omecamtiv mecarbil or placebo. The primary objective of this trial is to evaluate the effect of 48 hours of intravenous omecamtiv mecarbil compared to placebo on dyspnea (shortness of breath) in patients with left ventricular systolic dysfunction hospitalized for acute heart failure. The secondary objectives are to assess the safety and tolerability of three dose levels of intravenous omecamtiv mecarbil compared with placebo and to evaluate the effects of 48 hours of treatment with intravenous omecamtiv mecarbil on additional measures of dyspnea, patients’ global assessments, change in N-terminal pro brain-type natriuretic peptide (a biomarker associated with the severity of heart failure) and short-term clinical outcomes in these patients. In addition, the trial will evaluate the relationship between omecamtiv mecarbil plasma concentrations and echocardiographic parameters in patients with acute heart failure.

Patient dosing in the first cohort of this trial is continuing. A review of data from the first cohort of this trial will be conducted by an independent data monitoring committee. A decision regarding the potential progression to the second cohort of the trial is anticipated in the first half of 2012.

Oral Formulations.    In February 2012, Amgen initiated a Phase I clinical trial designed to assess the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil in healthy volunteers. This clinical trial will be used to guide selection of an oral formulation of omecamtiv mecarbil for later-stage clinical trials. This clinical trial is a randomized, open-label, four-way cross-over study designed to determine the oral bioavailability of multiple formulations of omecamtiv mecarbil in healthy subjects. Approximately 60 subjects are planned to be enrolled in this study. Each subject will receive two of the six oral formulations included in the study, each administered as a single dose under fasted and fed conditions. The primary objective of this trial is to determine the effect of food on the bioavailability of omecamtiv mecarbil when administered in multiple oral formulations. The secondary objectives are to evaluate the bioavailability, safety, tolerability and pharmacokinetic profiles of omecamtiv mecarbil when administered in multiple oral formulations.

We and Amgen are discussing plans for the initiation of an additional clinical trial designed to assess the safety, tolerability and pharmacokinetics of oral omecamtiv mecarbil in stable heart failure patients.

Ongoing Research in Cardiac Muscle Contractility.    In the fourth quarter of 2011, we agreed with Amgen to additional research activities intended to be conducted through 2012 under the research plan directed to next-generation compounds in our cardiac muscle contractility program. Under our collaboration agreement, Amgen will reimburse us for the agreed research activities we perform.

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

Our skeletal sarcomere activators have demonstrated pharmacological activity in preclinical studies that may lead to new therapeutic options for diseases and medical conditions associated with aging, muscle weakness and wasting and neuromuscular dysfunction. The clinical effects of muscle weakness and wasting, fatigue and loss of mobility can range from decreased quality of life to, in some instances, life-threatening complications. By directly improving skeletal muscle function, a small molecule activator of the skeletal sarcomere potentially could enhance functional performance and quality of life in patients suffering from diseases or medical conditions characterized or complicated by muscle weakness or wasting. These may include diseases and medical conditions associated with skeletal muscle weakness or wasting, such as ALS, claudication, myasthenia gravis, sarcopenia (general frailty associated with aging), post-surgical rehabilitation and general frailty associated with aging, and cachexia in connection with heart failure or cancer.

CK-2017357 is the lead drug candidate from this program. We are also advancing a potential drug candidate from this program, CK-2127107, in non-clinical studies intended to enable the filing of an IND. CK-2017357 and CK-2127107 are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds activate the fast skeletal muscle troponin complex by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. We are evaluating the potential indications for which CK-2017357 and CK-2127107 may be useful.

Each of CK-2017357 and CK-2127107 has demonstrated encouraging pharmacological activity in preclinical models. In addition, with respect to CK-2017357, evidence of potentially clinically relevant pharmacodynamic effects has been observed in healthy volunteers, in patients with ALS, and in patients with peripheral artery disease and claudication. CK-2017357 has received an orphan drug designation from the FDA for the potential treatment of ALS. In July 2010, we were awarded a grant in the amount of approximately $2.8 million by the National Institute of Neurological Disorders and Stroke, which is intended to support for up to three years our research and development of CK-2017357 for the potential treatment of myasthenia gravis. The grant was awarded under the American Recovery and Reinvestment Act of 2009.

In 2010, we initiated three “evidence of effect” Phase IIa clinical trials of CK-2017357. Two of these trials have been completed, one in patients with ALS and one in patients with symptoms of claudication associated with peripheral artery disease. A trial in patients with generalized myasthenia gravis is ongoing. Our evidence of effect clinical trials are randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of CK-2017357 administered to patients with impaired muscle function. These studies are intended to translate the mechanism of action of CK-2017357 into potentially clinically relevant pharmacodynamic effects (as we did in healthy volunteers), which may then form the basis for larger clinical trials designed to demonstrate proof of concept and possibly even to support registration.

In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of ALS. In March 2012, CK-2017357 received an orphan medicinal product designation from the European Medicines Agency.

Market Potential for CK-2017357, CK-2127107 and Other Skeletal Sarcomere Activators.    Limited options exist for the treatment of ALS, which affects as many as 30,000 Americans, with an estimated 5,600 new cases diagnosed each year in the U.S. ALS is 20% more common in men than women; however, with increasing age, the prevalence becomes more equal between men and women. The life expectancy of an ALS patient averages two to five years from the time of diagnosis with 90 to 95% of those diagnosed with ALS having the sporadic form. Of the remaining ALS patient population, 5 to 10% have a family history of the disease (familial ALS). In cases of familial ALS, there is a 50% chance each offspring will develop the disease. Death is usually due to respiratory failure because of diminished strength in the skeletal muscles responsible for breathing.

Myasthenia gravis is a chronic, autoimmune, neuromuscular disease and is the most common primary disorder of neuromuscular transmission. The current prevalence of myasthenia gravis in the U.S. is estimated to be 20 per 100,000 people, i.e., between 53,000 and 60,000 cases. The actual prevalence may be higher because myasthenia gravis is frequently under diagnosed. Approximately 13,600 new cases of myasthenia gravis are diagnosed each year.

We are evaluating other market opportunities for our skeletal muscle sarcomere activators.

CK-2017357: Clinical Development

Phase I (Healthy Volunteers).    A Phase I clinical trial of single doses of CK-2017357 in healthy volunteers demonstrated the maximum-tolerated single oral dose to be 2000 mg. In addition, single doses of CK-2017357 from 250 to 1000 mg were shown to produce concentration-dependent, statistically significant increases versus placebo in the force developed by the tibialis anterior muscles of healthy volunteers in response to transcutaneous neuronal stimulation. In a multiple dose Phase I clinical trial, CK-2017357 displayed generally dose-proportional pharmacokinetics and only modest accumulation during dosing to steady state. CK-2017357 was well-tolerated and no serious adverse events were reported in these Phase I trials.

ALS

Phase I Drug-Drug Interaction (CY 4013).    In 2011, we conducted a Phase I drug-drug interaction study of CK-2017357 administered orally to healthy volunteers. The co-administration of CK-2017357 and riluzole, the current standard of care for ALS, approximately doubled the average maximum plasma levels of riluzole; it also reduced the variability of plasma levels of riluzole in the study subjects. Accordingly, we believe that in future CK-2017357 clinical trials, a standard dose adjustment to the riluzole dose could be made for all patients receiving CK-2017357, regardless of the dose level of CK-2017357. Data from the part of this study investigating the effect of food on the pharmacokinetics of CK-2017357 administered orally indicated that CK-2017357 may be best administered to patients in a fasting state.

Phase IIa Evidence of Effect (CY 4021).    In April 2011, data from our Phase IIa Evidence of Effect clinical trial in ALS patients were presented at the Clinical Trials Session at the 63rd Annual Meeting of the American Academy of Neurology. In that trial, the single doses of CK-2017357 evaluated appeared generally well-tolerated. In addition, both patients and investigators perceived a positive change in the patients’ overall status, in a dose-dependent fashion, at 6 hours after dosing with CK-2017357, based on a global assessment in which the patient and the investigator each independently assessed patients’ status compared to prior to dosing. There was a clear relationship between improvements in global assessments and the CK-2017357 plasma concentration. Also at this 6-hour time point, there was a trend towards decreased muscle fatigability, as evidenced by data from a test of sub-maximal hand-grip endurance. Data from that clinical trial also demonstrated a statistically significant increase in the maximum volume of air patients could inhale and exhale in 12 seconds (Maximum Voluntary Ventilation) at both 6 and 24 hours after 500 mg of CK-2017357, and small but statistically significant increases in maximum strength of certain muscle groups tested.

Phase II Multiple Dose (CY 4024).    In 2011, we initiated a two-part, Phase II safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of multiple doses of CK-2017357 in ALS patients. Part A of this trial, which was completed in 2011, enrolled 24 patients who were not taking riluzole. Part B of this trial, which is ongoing, is designed to evaluate 24 patients who are concurrently taking riluzole. In both Parts A and B, patients are randomized to one of four different treatment groups to receive daily oral doses of placebo or 125 mg, 250 mg or 375 mg of CK-2017357, respectively, for two weeks. Clinical assessments take place at pre-determined times during the course of treatment. Patients also participate in follow-up evaluations one week after their final dose. The primary objective of this trial is to evaluate the safety and tolerability of multiple doses of CK-2017357 in patients with ALS. In addition, patients are asked to report their ALS symptoms using the ALS Functional Rating Scale-Revised (ALSFRS-R). Patients also undergo tests of muscle fatigability, certain indices of pulmonary function, and patients’ and investigators’ global status assessments.

In November 2011, data from Part A of this trial were presented at the 22nd International Symposium on ALS and Motor Neurone Diseases Meeting in Sydney, Australia. These data demonstrated that CK-2017357 appeared well-tolerated at all dose levels evaluated and that plasma concentrations of CK-2017357 increased in proportion with dose. The most common and dose-related side effect reported was dizziness. The incidence and persistence of dizziness appeared dose-related but was mild in severity in all patients who completed study drug treatment. Two patients withdrew early: one in the 375 mg dose group due to dizziness, and one in the 250 mg dose group due to dizziness in the setting of a presumed viral syndrome. Most reports of dizziness began early after initiating treatment and resolved spontaneously within the first week of treatment in all but one patient who nevertheless completed the trial. No serious adverse events were reported. Due to the small sample size, the large inter-patient variability and the short, two-week duration, Part A of this trial lacked the statistical power to detect significant differences in clinical outcome measures. However, trends to improved clinical outcome measures were observed, especially at the highest CK-2017357 dose of 375 mg daily. Four of five patients who completed treatment in this dose group reported improvement in their Global Assessments and three of these five patients improved at least 1 point on the ALSFRS-R. The changes observed in Maximum Voluntary Ventilation after two weeks of dosing at 375 mg compare favorably to improvements observed at 24 hours after a single 500 mg dose of CK-2017357 in the Phase IIa Evidence of Effect clinical trial in ALS patients.

We anticipate that data from Part B of this Phase II trial will be available in the first half of 2012.

Phase II Dose Titration (CY 4025).    In November 2011, we initiated a Phase II, double-blind, randomized, placebo-controlled, ascending dose titration clinical study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamic effects of multiple ascending doses of CK-2017357. An estimated 24 patients with ALS who are also receiving riluzole are planned to be enrolled at eight to ten study centers in the United States. Patients will be randomized to one of two dosing groups and receive twice daily oral ascending doses of CK-2017357 or placebo. Clinical assessments will take place at pre-determined times during the course of treatment; patients will also participate in follow-up evaluations one week after their final dose. The primary objective of this trial is to assess the safety and tolerability of this alternative dosing regimen of CK-2017357 in patients with ALS. The secondary objectives of this clinical trial are to evaluate the ALSFRS-R, other measures of pulmonary function, muscle strength and fatigue, relationships between dose, plasma concentrations and functional effects and physician and patient global assessments in these patients while receiving two weeks of treatment with CK-2017357 at the indicated doses or placebo. We anticipate that data from this trial will be available in first half of 2012.

Claudication

Phase IIa Evidence of Effect (CY 4022).    In June 2010, we initiated a Phase IIa evidence of effect clinical trial of CK-2017357 in patients with symptoms of claudication associated with peripheral artery disease. The primary objective was to demonstrate an effect of single doses of CK-2017357 on measures of skeletal muscle function and fatigability in these patients. The secondary objectives were to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects, and to evaluate the safety and tolerability of CK-2017357 administered as single doses to these patients. Accordingly, in this hypothesis-generating trial, multiple pharmacodynamic assessments were made without specifying a single primary pharmacodynamic endpoint. 61 patients were enrolled in this trial. Patients were administered single oral doses of placebo and of 2 different dose levels of CK-2017357 in a double-blind fashion and in random order, at least 6 days apart. These dose levels were originally 375 mg and 750 mg; however, the protocol was amended to lower the 750 mg dose to 500 mg following reports of serious adverse events by two patients: dizziness and mental confusion in one and dizziness and dyskinesia (or abnormal movements) in the other.

In June 2011, at the 22nd Annual Scientific Sessions of the Society of Vascular Medicine, we presented final data from this clinical trial. As evidenced by heel raise testing, CK-2017357 increased calf muscle performance in these patients. The increases in calf muscle performance and the occurrence of adverse events both appeared related to increasing dose and plasma concentrations of CK-2017357. Conversely, performance on a 6-minute walk test was inversely related to increases in both the dose and plasma concentration of CK-2017357. Dose-related adverse events, particularly dizziness and others related to walking, may explain this negative effect on 6-minute walk performance. The authors concluded that CK-2017357 merits further study and that potential next steps could include studies to explore whether the adverse events observed, such as dizziness, might abate with repeated dosing, alternate dosing regimens and/or gradual dose titration.

Myasthenia Gravis

Phase IIa Evidence of Effect (CY 4023).    In January 2011, we initiated our Phase IIa evidence of effect clinical trial of CK-2017357 in patients with generalized myasthenia gravis. At least 36 and up to 78 patients may be enrolled in this trial. Patients receive, in a double-blind fashion and in random order, a single oral dose of placebo or 250 mg or 500 mg of CK-2017357, at least 7 days apart. The primary objective of this trial is to assess the effects of CK-2017357 on measures of muscle strength, muscle fatigue and pulmonary function. The secondary objectives of this clinical trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects; to evaluate the safety and tolerability of CK-2017357 administered as single doses to patients with myasthenia gravis; and to evaluate the effect of CK-2017357 on investigator- and patient-determined global functional assessment and the Modified MG Symptom Score, an assessment combining patient reports and physician evaluations to assess the severity of symptoms due to myasthenia gravis. We are continuing to conduct this trial, and anticipate that data will be available from this trial in the first half of 2012.

CK-2017357 Planned Clinical Development.    We have met with the FDA Center for Drug Evaluation and Research’s Division of Neurology Products and with the European Medicines Agency to discuss the progress in the development of CK-2017357 as a potential treatment for patients with ALS and our strategy for its further development, including potential registration strategies. Based on these discussions, we are assessing options that may enable the initiation of a registration program for CK-2017357. We anticipate additional interactions in 2012 with U.S. and European regulatory authorities to discuss the development of CK-2017357 as a potential treatment for patients with ALS, including potential registration strategies.

CK-2127107 Planned Development.    Throughout 2011, we progressed CK-2127107 in studies intended to support an IND or foreign equivalent. We expect to continue these studies and anticipate filing an IND for CK-2127107 by the end of 2012.

Ongoing Research in Skeletal Muscle Activators.

Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal troponin activators to explore the potential clinical applications of this novel approach in preclinical studies. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere.

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

Ongoing research in smooth muscle myosin inhibitors.    We are continuing to conduct preclinical research activities to develop direct smooth muscle myosin inhibitor compounds for potential use in acute or chronic settings. Our research focus is to differentiate our compounds from existing drugs that are bronchodilators or vasodilators that act by indirectly causing smooth muscle relaxation, such as commonly used beta-agonists and calcium channel blockers. We are particularly interested in potential applications for our compounds where the benefits of currently available treatments are constrained by adverse side effects or limited effectiveness.

Research and Development Expense

Our research and development expenses were $37.2 million, $38.0 million and $39.8 million for 2011, 2010 and 2009, respectively, and $452.5 million for the period from August 5, 1997 (date of inception) through December 31, 2011.

Our Patents and Other Intellectual Property

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2011, we had 119 issued U.S. patents and over 125 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

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

Clinical Trials.    For purposes of an NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

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

Orphan Drug Designation.    Some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. The FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. For example, the FDA has granted CK-2017357 an orphan drug designation for the treatment of ALS. In addition, the European Medicines Agency has granted CK-2017357 orphan medicinal product status for the treatment of ALS.

An FDA orphan drug designation does not shorten the duration of the regulatory review and approval process. If a drug based on a drug candidate which has an orphan drug designation receives the first FDA marketing approval for the indication for which the designation was granted, then the approved drug is entitled to orphan drug exclusivity. This means that the FDA may not approve another company’s application to market the same drug for the same indication for a period of seven years, except in certain circumstances, such as a showing of clinical superiority to the drug with orphan exclusivity or if the holder of the orphan drug designation cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the designation was granted. Competitors may receive approval of different drugs or biologics for the indications for which the orphan drug has exclusivity.

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

We believe that our ability to successfully compete will depend on, among other things:

•	our drug candidates’ efficacy, safety and tolerability;

•	the speed and cost-effectiveness with which we develop our drug candidates;

•	the selection of suitable indications for which to develop our drug candidates;

•	the successful completion of clinical development and laboratory testing of our drug candidates;

•	the timing and scope of any regulatory approvals we or our partners obtain for our drug candidates;

•	our or our partners’ ability to manufacture and sell commercial quantities of our approved drugs to meet market demand;

•	acceptance of our drugs by physicians and other health care providers;

•	the willingness of third party payors to provide reimbursement for the use of our drugs;

•	our ability to protect our intellectual property and avoid infringing the intellectual property of others;

•	the quality and breadth of our technology;

•	our employees’ skills and our ability to recruit and retain skilled employees;

•	our cash flows under existing and potential future arrangements with licensees, partners and other parties; and

•	the availability of substantial capital resources to fund development and commercialization activities.

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

With respect to our skeletal muscle sarcomere activators (such as CK-2017357), potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function. We are aware that other companies are developing potential new therapies for ALS, such as Biogen Idec, Inc., Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of claudication associated with peripheral artery disease, they will compete with currently approved therapies for the treatment of peripheral artery disease. We are also aware that a number of companies are developing potential new treatments for peripheral artery disease or associated symptoms of claudication. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of myasthenia gravis, they will compete with currently approved therapies for the treatment of myasthenia gravis, including but not limited to anticholinesterase agents, such as pyridostigmine bromide and neostigmine bromide, corticosteroids, such as prednisone, and immunomodulatory drugs, such as azathiaprine and cyclosporine. We are also aware that a number of companies are developing or commercializing in certain markets potential new treatments that could be used for the possible treatment of myasthenia gravis, such as Benesis Corp. (GB-0998), Alexion Pharmaceuticals, Inc. (eculizumab) and Astellas (tacrolimus).

For further details on the risks relating to our competitors, please see the risk factors under Item 1A of this report, including, but not limited to, the risk factor entitled “Our competitors may develop drugs that are less expensive, safer or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.”

Employees

As of December 31, 2011, our workforce consisted of 79 full-time employees, 19 of whom hold Ph.D. or M.D. degrees, or both, and 18 of whom hold other advanced degrees. Of our total full-time employees, 58 are engaged in research and development and 21 are engaged in business development, finance and administration functions.

In October 2011, we announced a restructuring plan intended to align our workforce and operations in connection with our commitment to focus resources primarily on our later-stage development programs for CK-2017357 and omecamtiv mecarbil, and on our follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program. As a result, we reduced our workforce by approximately 18%, or 18 employees, to 83 employees. We provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring.

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

We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities. We have funded all of our operations and capital expenditures with proceeds from private and public sales of our equity securities, strategic alliances with Amgen, GlaxoSmithKline and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we will require significant additional funding to enable us to conduct the registration trials we believe may be required to obtain marketing approval for CK-2017357 for the potential treatment of ALS. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than grant funding for our myasthenia gravis preclinical and clinical activities, and reimbursements, milestone and royalty payments that we may receive under our collaboration agreement with Amgen. We may not receive any further funds under that agreement. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent years, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

If we can not raise the funds we need to operate our business, we will need to discontinue certain research and development activities. For example, in October 2011, we announced a restructuring plan to focus resources primarily on the later-stage development programs for CK-2017357 and omecamtiv mecarbil and certain other research and development programs also directed to muscle biology. As a result, we reduced our workforce by approximately 18%. If we discontinue research and development activities, our stock price may be negatively affected.

We depend on Amgen for the conduct, completion and funding of the clinical development and commercialization of omecamtiv mecarbil.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical development are omecamtiv mecarbil for the potential treatment of heart failure and CK-2017357 for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

In addition, while the clinical trials of our drug candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. In addition, individual patient responses to the dose administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other alternative methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

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

We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in clinical trials of omecamtiv mecarbil, dose-limiting effects were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction. In Phase IIa clinical trials of CK-2017357, adverse events of dizziness, fatigue, headache, somnolence (sleepiness), euphoric mood, muscle spasms, gait disturbance, pain in extremity, feeling drunk, blurred vision, muscular weakness, nausea, balance disorder, asthenia (loss of strength and energy), abnormal coordination and dysarthria (difficulty speaking) occurred more frequently during treatment with CK-2017357 than with placebo, with a possible trend for their frequencies to increase with increasing doses of CK-2017357.

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

We have retained all rights to develop and commercialize CK-2017357 and CK-2127107. We currently do not have a strategic partner for these compounds. We are seeking one or more strategic partners or other arrangements with third parties to advance and develop compounds from our skeletal muscle contractility program and our smooth muscle myosin inhibitors. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates or potential drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing clinical development of omecamtiv mecarbil worldwide, except Japan. For CK-2017357 and CK-2127107, we rely (and for omecamtiv mecarbil, we have relied) on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

We own, or hold exclusive licenses to, a number of U.S. and foreign patents and patent applications directed to our drug candidates, potential drug candidates and research technologies. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates and potential drug candidates, their methods of manufacture and use, and our technologies. Our ability to protect our drug candidates, potential drug candidates and technologies from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. If our issued patents and patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates and potential drug candidates, including omecamtiv mecarbil, CK-2017357 and CK-2127107, we or our licensees would not be able to exclude others from developing or commercializing these drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage.

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

Other future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources (such as Merck & Co., Inc., Eli Lilly and Company, Bristol-Myers Squibb Company, Novartis, Biogen Idec, Inc., Mitsubishi Tanabe Pharma Corporation, Astellas, Eisai Inc. and AstraZeneca AB). Further development of these products could be impacted by these patents and result in significant legal fees.

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

With respect to our skeletal muscle sarcomere activators (such as CK-2017357), potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function. We are aware that other companies are developing potential new therapies for ALS, such as Biogen Idec, Inc., Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of claudication associated with peripheral artery disease, they will compete with currently approved therapies for the treatment of peripheral artery disease. We are also aware that a number of companies are developing potential new treatments for peripheral artery disease or associated symptoms of claudication. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of myasthenia gravis, they will compete with currently approved therapies for the treatment of myasthenia gravis, including but not limited to anticholinesterase agents, such as pyridostigmine bromide and neostigmine bromide, corticosteroids, such as prednisone, and immunomodulatory drugs, such as azathiaprine and cyclosporine. We are also aware that a number of companies are developing or commercializing in certain markets potential new treatments that could be used for the possible treatment of myasthenia gravis, such as Benesis Corp. (GB-0998), Alexion Pharmaceuticals, Inc. (eculizumab) and Astellas (tacrolimus).

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

Our business depends on the performance of our senior management and key scientific and technical personnel. The loss of the services of any member of our senior management or key scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identifying suitable replacements. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us. In addition, if and as our business grows, we will need to recruit additional executive management and scientific and technical personnel. There is intense competition for skilled executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. Our inability to attract and retain sufficient scientific, technical and managerial personnel could limit or delay our product development activities, which would adversely affect the development of our drug candidates and commercialization of our potential drugs and growth of our business.

Our workforce reductions in October 2011 and any future workforce and expense reductions may have an adverse impact on our internal programs and our ability to hire and retain skilled personnel.

In October 2011, we reduced our workforce by approximately eighteen percent in order to reduce expenses and to focus resources primarily on our later-stage development programs for CK-2017357 and omecamtiv mecarbil and certain other research and development programs also directed to muscle biology. These headcount reductions and the cost control measures we have implemented may negatively affect our productivity and limit our research and development activities. Our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce reductions. In light of our continued need for funding and cost control, we may be required to implement future workforce and expense reductions, which could further limit our research and development activities. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business.

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

We currently have no sales or marketing capabilities and, if we are unable to enter into or maintain strategic alliances with marketing partners or to develop our own sales and marketing capabilities, we may not be successful in commercializing our potential drugs.

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

•	announcements concerning our strategic alliance with Amgen or future strategic alliances;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel;

•	substantial sales of our common stock by our existing stockholders, whether or not related to our performance;

•	automated trading activity by algorithmic and high-frequency trading programs; and

•	volatility in the stock prices of other companies in our industry or in the stock market generally.

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

As of February 29, 2012, our executive officers, directors and their affiliates beneficially owned or controlled approximately 11.2 % of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, if delisted we would no longer be subject to NASDAQ rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on NASDAQ or another established securities market would have a material adverse effect on the value of your investment in us.

If our common stock is not listed on NASDAQ or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $6,000,000 or less, the open-market trading of our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result of these requirements, the market price of our securities may be adversely impacted, and current stockholders may find it more difficult to sell our securities.

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

Raising additional capital by issuing securities will cause dilution to existing stockholders and may cause our share price to decline.

We intend to raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. In June 2011, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $20.0 million, from time to time, through MLV as our sales agent. It is anticipated that these additional shares may be sold through MLV over a period of up to 36 months from June 2011. The number of shares ultimately offered for sale by MLV is dependent upon the number of shares that we elect to sell to MLV under the ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock through MLV under the ATM Agreement may cause the trading price of our common stock to decline.

In November 2011, we filed a shelf registration statement on Form S-3 to offer and sell, from time to time, equity securities in one or more offerings up to a total dollar amount of $100.0 million.

To the extent that we raise additional capital by issuing equity securities under the ATM Agreement, our current shelf registration statement on Form S-3 or otherwise, our stockholders will experience dilution. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the trading price of our common stock.

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

Item 4.    Mine Safety Disclosures

Not applicable.

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

	Closing Sale Price
	High	Low
Fiscal 2010:
First Quarter	$3.54	$2.91
Second Quarter	$3.56	$2.37
Third Quarter	$2.80	$2.08
Fourth Quarter	$2.93	$2.05
Fiscal 2011:
First Quarter	$2.16	$1.25
Second Quarter	$1.55	$1.14
Third Quarter	$1.38	$0.98
Fourth Quarter	$1.23	$0.96

On February 29, 2012, the last reported sale price for our common stock on the NASDAQ Global Market was $1.03 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 29, 2012, there were 101 holders of record of our common stock.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12.

Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index(*)

(*)

The above graph shows the cumulative total stockholder return of an investment of $100 in cash from December 31, 2006 through December 31, 2011 for: (i) our common stock; (ii) the NASDAQ Stock Market (U.S.) Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Cytokinetics, Incorporated	$100.00	$63.24	$38.10	$38.90	$27.94	$12.83
NASDAQ Stock Market (U.S.) Index	$100.00	$110.55	$66.30	$96.34	$113.70	$112.76
NASDAQ Biotechnology Index	$100.00	$104.58	$91.38	$105.66	$121.52	$135.86

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

Sales of Unregistered Securities

None.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Research and development revenues from related parties(1)	$2,054	$1,487	$7,171	$186	$1,388
Research and development, grant and other revenues	1,946	1,090	—	—	—
License revenues from related parties(1)	—	—	74,367	12,234	12,234

Total revenues	4,000	2,577	81,538	12,420	13,622

Operating expenses:
Research and development	37,182	38,013	39,840	53,950	53,388
General and administrative	13,590	14,199	15,626	15,076	16,721
Restructuring charges (reversals)	1,192	—	(23)	2,473	—

Total operating expenses	51,964	52,212	55,443	71,499	70,109

Operating income (loss)	(47,964)	(49,635)	26,095	(59,079)	(56,487)
Interest and other, net(2)	104	172	(1,401)	2,705	7,593

Income (loss) before income taxes	(47,860)	(49,463)	24,694	(56,374)	(48,894)
Income tax provision (benefit)	—	(176)	150	—	—

Net income (loss)	(47,860)	(49,287)	24,544	(56,374)	(48,894)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(2,857)	—	—	—	—

Net income (loss) allocable to common stockholders:	$(50,717)	$(49,287)	$24,544	$(56,374)	$(48,894)

Net income (loss) per share allocable to common stockholders:
Basic	$(0.72)	$(0.77)	$0.43	$(1.14)	$(1.03)

Diluted	$(0.72)	$(0.77)	$0.42	$(1.14)	$(1.03)

Weighted average shares used in computing net income (loss) per share allocable to common stockholders:(3)
Basic	70,800	64,165	57,390	49,392	47,590

Diluted	70,800	64,165	57,961	49,392	47,590

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, investments, ARS and investment put option related to ARS	$49,023	$72,845	$114,727	$76,892	$139,764
Restricted cash	196	788	1,674	2,750	5,167
Working capital	46,548	66,174	96,735	36,033	95,568
Total assets	52,773	77,992	122,599	87,454	155,370
Long-term portion of equipment financing lines	—	152	985	2,615	4,639
Deficit accumulated during the development stage	(408,510)	(360,650)	(311,363)	(335,907)	(279,533)
Total stockholders’ equity(3)	48,178	70,516	101,428	49,766	99,916

(1)

Revenues from related parties consisted of revenues recognized under our research and development arrangements with related parties, including Amgen and GSK. See Note 6 in the Notes to Financial Statements for further details.

(2)

Interest and Other, net consisted of interest income/expense and other income/expense. For the years ended December 31, 2010, 2009 and 2008, it also included unrealized gains (losses) on our auction rate securities (“ARS”) and investment put option related to the Series C-2 ARS Rights issued to us by UBS AG. For the year ended December 31, 2009, it also included warrant expense. See Note 14 in the Notes to Financial Statements for further details.

(3)

In 2007, we sold 2,075,177 shares of common stock to Kingsbridge pursuant to the 2005 committed equity financing facility for net proceeds of $9.5 million. In January 2007, we issued 3,484,806 shares of common stock to Amgen for net proceeds of $32.9 million in connection with a common stock purchase agreement with Amgen. In 2009, we sold 3,596,728 shares of common stock to Kingsbridge pursuant to the 2007 committed equity financing facility for net proceeds of $6.9 million. In May 2009, we sold 7,106,600 shares of common stock in a registered direct offering for net proceeds of approximately $12.9 million. In 2010, we sold 5,339,819 shares of common stock to Kingsbridge pursuant to the 2007 committed equity financing facility for net proceeds of $14.0 million. In April 2011, we sold 5,300,000 shares of common stock, 8,070 shares of Series A Convertible Preferred Stock and warrants to purchase 6,685,000 shares of common stock to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (“Deerfield”) for net proceeds of approximately $19.9 million. In the fourth quarter of 2011, we sold 2,579,208 shares of common stock through McNicoll, Lewis & Vlak LLC (“MLV”) for net proceeds of $2.4 million. See Note 12 in the Notes to Financial Statements for further details.

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

Our cardiac muscle contractility program is focused on the cardiac sarcomere, the basic unit of muscle contraction in the heart. Our lead drug candidate from this program, omecamtiv mecarbil (formerly known as CK-1827452), is a novel cardiac muscle myosin activator. Amgen holds an exclusive license to develop and commercialize omecamtiv mecarbil worldwide, except Japan, subject to our development and commercialization participation rights. An intravenous formulation of omecamtiv mecarbil is currently the subject of a Phase IIb clinical trial designed to evaluate its safety and efficacy in patients with left ventricular systolic dysfunction who are hospitalized with acute heart failure, known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure). Oral formulations of omecamtiv mecarbil are being studied in healthy volunteers, and we anticipate that one or more of these oral formulations will also be studied in stable heart failure patients. We also are conducting joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program.

CK-2017357 is the lead drug candidate from our skeletal sarcomere activator program. The skeletal muscle sarcomere is the basic unit of skeletal muscle contraction. We believe CK-2017357 may be useful in treating diseases or medical conditions associated with skeletal muscle weakness or wasting. We are currently conducting a Phase II clinical trials program for CK-2017357, including two ongoing Phase II clinical trials in patients with amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s disease) and an ongoing Phase IIa clinical trial in patients with myasthenia gravis. We have also conducted a Phase IIa clinical trial of CK-2017357 in patients with claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise, associated with peripheral artery disease. CK-2017357 has received orphan drug designations from the FDA and the European Medicines Agency for the treatment of ALS. We are also advancing a structurally distinct, fast skeletal muscle sarcomere activator, CK-2127107, in non-clinical studies intended to enable the filing of an IND with the FDA. Our skeletal sarcomere activators selectively activate the fast skeletal muscle troponin complex, which is a set of regulatory proteins that modulates the contractility of the fast skeletal muscle sarcomere.

In our smooth muscle contractility program, we are conducting preclinical research on compounds that directly inhibit smooth muscle myosin, the motor protein central to the contraction of smooth muscle. These compounds cause the relaxation of contracted smooth muscle, and so may be useful as potential treatments for diseases and conditions complicated by bronchoconstriction, such as asthma and chronic obstructive pulmonary disease.

Two of our drug candidates directed to muscle contractility have now demonstrated pharmacodynamic activity in patients: omecamtiv mecarbil in patients with heart failure and CK-2017357 in patients with ALS and in patients with claudication associated with peripheral artery disease. In 2012, we expect to continue to focus on translating the observed pharmacodynamic activity of these compounds into potentially meaningful clinical benefits for patients. Our potential drug candidate CK-2127107 has demonstrated pharmacological activity in preclinical models.

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

We conducted a clinical trials program for omecamtiv mecarbil comprised of multiple Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time (i.e., the time in which the heart is contracting). However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting.

ATOMIC-AHF.    In April 2011, Amgen initiated an international, randomized, double-blind, placebo-controlled, Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil, now known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure. This clinical trial is expected to enroll approximately 600 patients in three sequential, ascending-dose cohorts. The primary objective of this trial is to evaluate the effect of 48 hours of intravenous omecamtiv mecarbil compared to placebo on dyspnea (shortness of breath) in patients with left ventricular systolic dysfunction hospitalized for acute heart failure. The secondary objectives are to assess the safety and tolerability of three dose levels of intravenous omecamtiv mecarbil compared with placebo and to evaluate the effects of 48 hours of treatment with intravenous omecamtiv mecarbil on additional measures of dyspnea, patients’ global assessments, change in N-terminal pro brain-type natriuretic peptide (a biomarker associated with the severity of heart failure) and short-term clinical outcomes in these patients. In addition, the trial will evaluate the relationship between omecamtiv mecarbil plasma concentrations and echocardiographic parameters in patients with acute heart failure. Patient dosing in the first cohort of this trial is continuing. A review of data from the first cohort of this trial will be conducted by an independent data monitoring committee. A decision regarding the potential progression to the second cohort of the trial is anticipated in the first half of 2012.

Oral Formulation Development.    In February 2012, Amgen initiated a Phase I study designed to assess the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil in healthy volunteers. This clinical trial will be used to guide selection of an oral formulation of omecamtiv mecarbil for later-stage clinical trials. We and Amgen are discussing plans for the initiation of an additional clinical trial designed to assess the safety, tolerability and pharmacokinetics of oral omecamtiv mecarbil in stable heart failure patients.

Next-Generation Research.    In the fourth quarter of 2011, we agreed with Amgen to additional research activities intended to be conducted through 2012 under the research plan directed to next-generation compounds in our cardiac muscle contractility program. Under our collaboration agreement, Amgen will reimburse us for the agreed research activities we perform.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $2.8 million, $1.6 million and $9.9 million in the years ended December 31, 2011, 2010 and 2009, respectively. We recognized research and development revenue from Amgen of $2.1 million in 2011 and $1.5 million in 2010, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses. We recognized research and development revenue from Amgen of $7.1 million in the 2009, consisting of $4.0 million for the transfer of our existing inventories of omecamtiv mecarbil and related reference materials to Amgen and $3.1 million for reimbursements of FTEs and other costs.

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

Skeletal Muscle Contractility

CK-2017357 is the lead drug candidate from this program. We are also advancing a potential drug candidate from this program, CK-2127107, in non-clinical studies intended to enable the filing of an IND. CK-2017357 and CK-2127107 are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds activate the fast skeletal muscle troponin complex by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. We are evaluating the potential indications for which CK-2017357 and CK-2127107 may be useful.

Each of CK-2017357 and CK-2127107 has demonstrated encouraging pharmacological activity in preclinical models. In addition, with respect to CK-2017357, evidence of potentially clinically relevant pharmacodynamic effects has been observed in healthy volunteers, in patients with ALS, and in patients with peripheral artery disease and claudication. In July 2010, we were awarded a grant in the amount of approximately $2.8 million by the NINDS, which is intended to support for three years our research and development of CK-2017357 for the potential treatment of myasthenia gravis. The grant was awarded under the American Recovery and Reinvestment Act of 2009. We recognized revenue of $1.7 million and $0.4 million under this grant arrangement in 2011 and 2010, respectively, which we recorded as research and development, grant and other revenues.

In 2010, we initiated three “evidence of effect” Phase IIa clinical trials of CK-2017357. Two of these trials have been completed, one in patients with ALS and one in patients with symptoms of claudication associated with peripheral artery disease. A trial in patients with generalized myasthenia gravis is ongoing. These studies are intended to translate the mechanism of action of CK-2017357 into potentially clinically relevant pharmacodynamic effects (as we did in healthy volunteers), which may then form the basis for larger clinical trials designed to demonstrate proof of concept and possibly even to support registration.

In March 2010, CK-2017357 received an orphan drug designation from the FDA for the treatment of ALS. In March 2012, CK-2017357 received an orphan medicinal product designation from the European Medicines Agency.

CK-2017357: Clinical Development

Phase I (Healthy Volunteers).    A Phase I clinical trial of single doss of CK-2017357 in healthy volunteers demonstrated the maximum-tolerated single oral dose to be 2000 mg. In addition, single doses of

CK-2017357 from 250 to 1000 mg were shown to produce concentration-dependent, statistically significant increases versus placebo in the force developed by the tibialis anterior muscles of healthy volunteers in response to transcutaneous neuronal stimulation. In a multiple dose Phase I clinical trial, CK-2017357 displayed generally dose-proportional pharmacokinetics and only modest accumulation during dosing to steady state. CK-2017357 was well-tolerated and no serious adverse events were reported in these Phase I trials.

ALS

Phase I Drug-Drug Interaction (CY 4013).    In 2011, we conducted a Phase I drug-drug interaction study of CK-2017357 administered orally to healthy volunteers. The co-administration of CK-2017357 and riluzole, the current standard of care for ALS, approximately doubled the average maximum plasma levels of riluzole; it also reduced the variability of plasma levels of riluzole in the study subjects. Accordingly, we believe that in future CK-2017357 clinical trials, a standard dose adjustment to the riluzole dose could be made for all patients receiving CK-2017357, regardless of the dose level of CK-2017357. Data from the part of this study investigating the effect of food on the pharmacokinetics of CK-2017357 administered orally indicated that CK-2017357 may be best administered to patients in a fasting state.

Phase IIa Evidence of Effect (CY 4021).    In April 2011, data from our Phase IIa Evidence of Effect clinical trial in ALS patients were presented at the Clinical Trials Session at the 63rd Annual Meeting of the American Academy of Neurology. In that trial, the single doses of CK-2017357 evaluated appeared generally well-tolerated. In addition, both patients and investigators perceived a positive change in the patients’ overall status, in a dose-dependent fashion, at 6 hours after dosing with CK-2017357, based on a global assessment in which the patient and the investigator each independently assessed patients’ status compared to prior to dosing. There was a clear relationship between improvements in global assessments and the CK-2017357 plasma concentration. Also at this 6-hour time point, there was a trend towards decreased muscle fatigability, as evidenced by data from a test of sub-maximal hand-grip endurance. Data from that clinical trial also demonstrated a statistically significant increase in the maximum volume of air patients could inhale and exhale in twelve seconds (Maximum Voluntary Ventilation) at both 6 and 24 hours after 500 mg of CK-2017357, and small but statistically significant increases in maximum strength of certain muscle groups tested.

Phase II Multiple Dose (CY 4024).    In 2011, we initiated a two-part, Phase II safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of multiple doses of CK-2017357 in ALS patients. Part A of this trial, which was completed in 2011, enrolled 24 patients who were not taking riluzole. Part B of this trial, which is ongoing, is designed to evaluate 24 patients who are concurrently taking riluzole. In December 2011, at the 22nd International Symposium on ALS and Motor Neurone Disease in Sydney, Australia, we presented data from Part A. CK-2017357 appeared well-tolerated at all dose levels evaluated which ranged from 125 mg to 375 mg, once daily, for two weeks. Plasma concentrations of CK-2017357 increased in proportion with dose. The incidence and persistence of dizziness appeared dose-related but was mild in severity in all patients who completed study drug treatment. Most reports of dizziness began early after initiating treatment and resolved spontaneously within the first week of treatment in all but one patient who nevertheless completed the trial. No serious adverse events were reported. Due to the small sample size, the large inter-patient variability and the short, two-week duration, Part A of this trial lacked the statistical power to detect significant differences in clinical outcome measures. However, trends to improved clinical outcome measures were observed, especially at the highest CK-2017357 dose of 375 mg daily. We anticipate that data from Part B of this Phase II trial will be available in the first half of 2012.

Phase II Dose Titration (CY 4025).    In November 2011, we initiated a Phase II, double-blind, randomized, placebo-controlled, ascending dose titration clinical study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamic effects of multiple ascending doses of CK-2017357. An estimated 24 patients with ALS who are also receiving riluzole are planned to be enrolled. Patients will be randomized to one of two dosing groups and receive twice daily oral ascending doses of CK-2017357 or placebo. The primary objective of this trial is to assess the safety and tolerability of this alternative dosing regimen of CK-2017357 in patients with ALS. The secondary objectives of this clinical trial are to evaluate the ALSFRS-R, other measures of pulmonary function, muscle strength and fatigue, relationships between dose, plasma concentrations and functional effects and physician and patient global assessments in these patients while receiving two weeks of treatment with CK-2017357 at the indicated doses or placebo. We anticipate that data from this trial will be available in first half of 2012.

Claudication

Phase IIa Evidence of Effect (CY 4022).    In June 2011, at the 22nd Annual Scientific Sessions of the Society of Vascular Medicine, we presented final data from our Phase IIa evidence of effect clinical trial of CK-2017357 in patients with symptoms of claudication associated with peripheral artery disease. The primary objective was to demonstrate an effect of single doses of CK-2017357 on measures of skeletal muscle function and fatigability in these patients. The secondary objectives were to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects, and to evaluate the safety and tolerability of CK-2017357 administered as single doses to these patients. Accordingly, in this hypothesis-generating trial, multiple pharmacodynamic assessments were made without specifying a single primary pharmacodynamic endpoint. 61 patients were enrolled in this trial. Patients were administered single oral doses of placebo and of 2 different dose levels of CK-2017357 in a double-blind fashion and in random order, at least 6 days apart. As evidenced by heel raise testing, CK-2017357 increased calf muscle performance in these patients. The increases in calf muscle performance and the occurrence of adverse events both appeared related to increasing dose and plasma concentrations of CK-2017357. Conversely, performance on a 6-minute walk test was inversely related to increases in both the dose and plasma concentration of CK-2017357. Dose-related adverse events, particularly dizziness and others related to walking, may explain this negative effect on 6-minute walk performance. The authors concluded that CK-2017357 merits further study and that potential next steps could include studies to explore whether the adverse events observed, such as dizziness, might abate with repeated dosing, alternate dosing regimens and/or gradual dose titration.

Myasthenia Gravis

Phase IIa Evidence of Effect (CY 4023).    In January 2011, we initiated our Phase IIa evidence of effect clinical trial of CK-2017357 in patients with generalized myasthenia gravis. At least 36 and up to 78 patients may be enrolled in this trial. The primary objective of this trial is to assess the effects of CK-2017357 on measures of muscle strength, muscle fatigue and pulmonary function. The secondary objectives of this clinical trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects; to evaluate the safety and tolerability of CK-2017357 administered as single doses to patients with myasthenia gravis; and to evaluate the effect of CK-2017357 on investigator- and patient-determined global functional assessment and the Modified MG Symptom Score, an assessment combining patient reports and physician evaluations to assess the severity of symptoms due to myasthenia gravis. We are continuing to conduct this trial, and anticipate that data will be available from this trial in the first half of 2012.

CK-2017357 Planned Clinical Development.    We have met with the FDA Center for Drug Evaluation and Research’s Division of Neurology Products and with the European Medicines Agency to discuss the progress in the development of CK-2017357 as a potential treatment for patients with ALS and our strategy for its further development, including potential registration strategies. Based on this discussion, we are assessing options that may enable the initiation of a registration program for CK-2017357. We anticipate additional interactions in 2012 with U.S. and European regulatory authorities to discuss the development of CK-2017357 as a potential treatment for patients with ALS, including potential registration strategies.

CK-2127107 Planned Development.    Throughout 2011, we progressed CK-2127107 in studies intended to support an IND or foreign equivalent. We expect to continue to conduct these studies and anticipate filing an IND for CK-2127107 by the end of 2012.

Ongoing Research in Skeletal Muscle Activators.    Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in animal models of disease and muscle function with fast skeletal troponin activators to explore the potential clinical applications of this novel approach in preclinical studies. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere.

CK-2017357 and CK-2027107 are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $24.0 million, $29.1 million and $17.5 million in the years ended December 31, 2011, 2010 and 2009, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357, CK-2027107 or other compounds from this program into and through development.

Smooth Muscle Contractility

Overview.    Smooth muscle is a non-striated form of muscle that is found in the circulatory, respiratory, digestive and genitourinary organ systems and is responsible for the contractile properties of these tissues. The contractile elements in non-striated muscle are not arranged into sarcomeres and the regulation of smooth muscle differs from that in cardiac and skeletal muscles. Smooth muscle contractility is driven by smooth muscle myosin, a cytoskeletal motor protein that is directly responsible for converting chemical energy into mechanical force. Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstrictive diseases and may have applications for indications such as asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have also demonstrated pharmacological activity in preclinical models of vascular constriction. We intend to continue to conduct research of compounds from this program.

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

Our smooth muscle myosin inhibitors are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $5.6 million, $1.9 million and $5.0 million in the years ended December 31, 2011, 2010 and 2009, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development.

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

Revenues

Our current revenue sources are limited, and we do not expect to generate any revenue from product sales for several years, if at all. We have recognized revenues from our strategic alliances with Amgen and GlaxoSmithKline (GSK) for license fees and agreed research activities.

In December 2006, we entered into our collaboration and option agreement with Amgen, under which we received an upfront, non-refundable, non-exclusive license and technology access fee of $42.0 million. In connection with entering into the agreement, we also entered into a common stock purchase agreement with Amgen. In January 2007, we issued 3,484,806 shares of our common stock to Amgen for net proceeds of $32.9 million, of which the $6.9 million purchase premium was recorded as deferred revenue. Through May 2009, we amortized the upfront non-exclusive license and technology access fee and stock purchase premium to license revenue ratably over the maximum term of the non-exclusive license, which was four years. In June 2009, we recognized as revenue the remaining balance of $21.4 million of the related deferred revenue when Amgen exercised its option, triggering the end of the non-exclusive license period. In June 2009, we received a non-refundable option exercise fee from Amgen of $50.0 million, which we recognized in revenue as license fees from a related party. We may receive additional payments from Amgen upon achieving certain pre-commercialization and commercialization milestones. None of the future contingent milestone payments pursuant to this arrangement as of January 1, 2011 are considered substantive as they are the results of Amgen’s performance. Therefore, they are not considered milestones under Accounting Standard Codification Topic 605-28, Revenue Recognition — Milestone Method (“ASC 605-28”)

We have received reimbursements from Amgen for agreed research and development activities, which we recorded as revenue as the related expenses were incurred. We may be eligible to receive further reimbursements from Amgen for agreed research and development activities, which we will record as revenue if and when the related expenses are incurred. We record amounts received in advance of performance as deferred revenue. Revenues related to the reimbursement of FTEs were based on negotiated rates intended to approximate the costs for our FTEs.

Revenues from GSK in 2006 were received pursuant to our strategic alliance entered into in 2001, which was directed to the research and development of mitotic kinesin inhibitors, which was an earlier focus for us prior to our 2008 refocusing of our research and development activities on the modulation of muscle function. These revenues were based on negotiated rates intended to approximate the costs for our FTEs performing research under the strategic alliance and our out-of-pocket expenses, which we recorded as the related expenses were incurred. In 2001, GSK paid us an upfront licensing fee, which we recognized ratably over the strategic alliance’s initial five-year research term, which ended in June 2006. In 2007, we received a $1.0 million milestone payment from GSK relating to its initiation of a Phase I clinical trial of GSK-923295. We record amounts received in advance of performance as deferred revenue. The revenues recognized in connection with this strategic alliance were non-refundable, even if the relevant research effort was not successful. We agreed with GSK to terminate this strategic alliance effective February 28, 2010. We have retained all rights to develop and commercialize mitotic kinesin inhibitors from the strategic alliance (including ispinesib, SB-743921 and GSK-923295), subject to certain royalty obligations to GSK.

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

Research and Development

We incur research and development expenses associated with both partnered and unpartnered research activities. We expect to incur research and development expenses for omecamtiv mecarbil for the potential treatment of heart failure in accordance with agreed upon research and development plans with Amgen. We expect to incur research and development expenses for the continued conduct of preclinical studies and non-clinical and clinical development for CK-2017357, CK-2127107 and potentially other skeletal sarcomere activators for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting, preclinical studies and non-clinical development of our smooth muscle myosin inhibitor compounds for the potential treatment of diseases and medical conditions associated with bronchoconstriction, vascular constriction, or both, and our research programs in other disease areas.

Research and development expenses related to our strategic alliance with GSK consisted primarily of costs related to research and screening, lead optimization and other activities relating to the identification of compounds for development as mitotic kinesin inhibitors for the treatment of cancer. Prior to June 2006, certain of these costs were reimbursed by GSK on an FTE basis. From 2001 through November 2006, GSK funded the majority of the costs related to the clinical development of ispinesib and SB-743921. In November 2006, under an amendment to our strategic alliance, we assumed responsibility for the continued research, development and commercialization of ispinesib and SB-743921, at our sole expense.

Research and development expenses related to any development and commercialization activities we elect to fund consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and manufacturing, facilities costs and depreciation of equipment. From our inception through December 31, 2011, we incurred costs of approximately $139.2 million for research and development activities relating to our cardiac muscle contractility program, $89.0 million for our skeletal muscle contractility program, $33.9 million for our smooth muscle contractility program, $71.9 million for our mitotic kinesin inhibitors program, $53.7 million for our proprietary technologies and $64.8 million for other research programs.

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

Restructuring

In October 2011, we announced a restructuring plan to realign our workforce and operations in line with our continued commitment to focus primarily on the development of our key later-stage development programs for CK-2017357 and omecamtiv mecarbil and on our follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program. We plan to focus our resources on the partnering and advancement of CK-2017357, including the planning and initiation of a clinical trial in ALS patients that may potentially support registration. We intend to retain a research and development organization focused to these programs and certain other research and development programs, also directed to muscle biology.

As a result of the restructuring plan, in 2011, we recorded total restructuring charges of $1.2 million for employee severance and benefit related costs. We have completed substantially all restructuring activities and recognized all anticipated restructuring charges. We expect to record only immaterial charges to the accrued restructuring costs during 2012, primarily related to employee benefits and outplacement services.

In September 2008, we announced a restructuring plan to realign our workforce and operations in line with a strategic reassessment of our research and development activities and corporate objectives. We completed all restructuring activities and recognized all anticipated restructuring charges by December 31, 2009.

Stock Compensation

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock units, and employee stock purchases for 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Research and development	$1,331	$1,871	$2,345
General and administrative	1,738	2,146	2,561

Stock-based compensation included in operating expenses	$3,069	$4,017	$4,906

As of December 31, 2011, there was $3.7 million of unrecognized compensation cost related to non-vested stock options, which we expect to recognize over a weighted-average period of 2.4 years. As of December 31, 2011, there was $2.9 million of unrecognized compensation cost related to non-vested restricted stock units, which we expect to recognize over a weighted-average period of 1.7 years.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We recorded an income tax provision of $150,000 in 2009 due to alternative minimum tax (“AMT”). However, due to the Department of the Treasury’s further guidance clarifying that utilization of the AMT net operating loss (“NOL”) was not limited to 90% as part of the 5-year NOL carryback provision brought about by the Worker, Homeownership, and Business Assistance Act of 2009, the 2009 AMT liability was reversed in 2010. In addition to the $150,000 benefit related to the AMT liability, we also recognized a $26,000 benefit related to the monetization of the federal research tax credit for a total benefit of approximately $176,000 in 2010. We did not record an income tax provision in the year ended December 31, 2011 because we had a net taxable loss in the period.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2011, 2010 and 2009. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $18.5 million in 2011, increased by $15.6 million in 2010, and decreased by $9.6 million in 2009.

We also follow the accounting guidance that defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. We are currently under examination by the Internal Revenue Service (“IRS”) for the tax year 2009 and have made adjustments to our deferred balances for NOL carryforwards, research credits, and charitable contribution carryovers as a result of information obtained from the IRS examination. As we maintained a full valuation allowance against our deferred tax assets, the adjustments resulted in no additional tax expense in the current period. We have also adjusted our unrealized tax benefits accordingly. However, in general, the statute of limitations for tax liabilities for these years remains open for the purpose of adjusting the amounts of the losses and credits carried forward from those years.

We had federal NOL carryforwards of approximately $374.6 million and state NOL carryforwards of approximately $249.8 million before federal benefit at December 31, 2011. If not utilized, the federal and state NOL carryforwards will begin to expire in various amounts beginning 2020 and 2012, respectively. The NOL carryforwards include deductions for stock options. When utilized, the portion related to stock option deductions will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

We had research credit carryforwards of approximately $10.1 million and $9.7 million for federal and California state income tax purposes, respectively, at December 31, 2011. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change NOL and tax credits to offset future taxable income. Our existing NOLs and tax credits are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code and result in additional limitations. During the year ended December 31, 2007, we conducted a study and determined that we would not be able to utilize a portion of our federal research credit as a result of such a restriction. Accordingly, we reduced our deferred tax assets and the corresponding valuation allowance by $0.8 million. As a result, the research credit amount as of December 31, 2007 reflects the restriction on our ability to use the credit.

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

The unrecognized tax benefits on our research credits are based on our evaluation of the underlying research expenditures. We have reduced the respective deferred tax assets and valuation allowance to reflect the unrecognized tax benefits. These adjustments did not have an impact on the income tax expense as we maintained a full valuation allowance on our deferred tax assets.

Interest accrued related to unrecognized tax benefits and penalties were zero for 2011 and 2010. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

Results of Operations

Years ended December 31, 2011, 2010 and 2009

Revenues

	Years Ended December 31,			Increase (Decrease)
	2011	2010	2009	2011	2010
	(In millions)
Research and development revenues from related parties	$2.1	$1.5	$7.1	$0.6	$(5.6)
Research and development, grant and other revenues	1.9	1.1	—	0.8	1.1
License revenues from related parties	—	—	74.4	—	(74.4)

Total revenues	$4.0	$2.6	$81.5	$1.4	$(78.9)

We recorded total revenues of $4.0 million, $2.6 million, and $81.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Amgen and, through 2009, GSK. Research and development revenues from Amgen were $2.1 million in 2011, $1.5 million in 2010, and $7.1 million in 2009. Research and development revenues of $2.1 million from Amgen in 2011 consisted of $2.0 million for reimbursement of FTE expenses and $0.1 million for other research and development expenses. Research and development revenues of $1.5 million from Amgen in 2010 consisted of $0.9 million for FTE expenses and $0.6 million for other research and development expenses. Research and development revenues of $7.1 million from Amgen in 2009 consisted of $4.0 million for the transfer of the majority of our existing inventories of omecamtiv mecarbil and related reference materials, and $3.1 million for FTE and out of pocket expense reimbursements.

Research and development revenues from GSK were zero in 2011 and 2010, and $45,000 in 2009. Research and development revenues from GSK in 2009 consisted of patent expense reimbursements. We and GSK agreed to terminate our strategic alliance effective February 28, 2010. We have retained all rights to develop and commercialize mitotic kinesin inhibitors from the strategic alliance (including ispinesib, SB-743921 and GSK-923295), subject to certain royalty obligations to GSK.

Research and development, grant and other revenues in 2011, 2010 and 2009 included grant revenue from the NINDS, grant revenue from the U.S. Department of the Treasury (“DOT”) and research and development revenue from Global Blood Targeting, Inc. In July 2010, the NINDS awarded us a grant to support research and development of CK-2017357 directed to the potential treatment for myasthenia gravis for a period of up to three years. We recognized grant revenue of $1.7 million and $0.4 million under this grant arrangement in 2011 and 2010, respectively.

In November 2010, we were notified by the DOT that we would receive total cash grants of $0.7 million based on our applications for certain investments in qualified therapeutic discovery projects under Section 48D of the Internal Revenue Code. The grants relate to certain research and development costs we incurred in 2009 in connection with our cardiac, skeletal and smooth muscle contractility programs. We received and recognized as grant revenue $0.7 million under this grant in 2010.

In October 2011, as part of an initiative to seek certain smaller collaborations intended to allow us to offset our research costs, we entered into an agreement with Global Blood Targeting, Inc., an early-stage biopharmaceutical company. Under an agreed research plan, scientists from Global Blood Targeting and our FTEs conduct research focused on small molecule therapeutics that target the blood. We provide to Global Blood Targeting access to certain research facilities, FTEs and other resources at agreed reimbursement rates that approximate our costs. We are the primary obligor in the collaboration arrangement, and accordingly, we record expense reimbursements from Global Blood Targeting as research and development revenue. We recognized revenue of $0.3 million from Global Blood Targeting in 2011.

License revenues from related parties in 2009 refers to license revenues from our strategic alliance with Amgen. License revenues were zero in 2011 and 2010, and $74.4 million in 2009. License revenues for 2009 consisted of the May 2009 $50.0 million option exercise fee from Amgen and the recognition of deferred revenue of the remaining $24.4 million related to the 2006 upfront non-exclusive license and technology access fee and stock purchase premium from Amgen.

Research and development expenses

	Years Ended December 31,			Increase (Decrease)
	2011	2010	2009	2011	2010
	(In millions)
Research and development expenses	$37.2	$38.0	$39.8	$(0.8)	$(1.8)

Research and development expenses decreased $0.8 million in 2011 compared to 2010, and decreased $1.8 million in 2010 compared to 2009. The decrease in 2011 was primarily due to decreases of $1.3 million in personnel expenses and $0.6 million in facility costs, partially offset by an increase of $1.2 million in outsourced clinical and preclinical costs. The decrease in 2010 was primarily due to a decrease of $2.3 million in personnel expenses, partially offset by increases of $0.3 million in outsourced costs related to our muscle contractility clinical trial programs and $0.3 million in laboratory expenses.

From a program perspective, the decline in research and development spending in 2011 compared to 2010 was due to decreases of $5.1 million for our skeletal muscle contractility program and $1.0 million for our mitotic kinesin inhibitors program, partially offset by increases of $3.7 million for our smooth muscle contractility program, $1.2 million for our cardiac muscle contractility program and $0.4 million for our other research and preclinical programs. The decline in research and development spending in 2010 compared to 2009 was due to decreases of $8.3 million for our cardiac muscle contractility program, $3.1 million for our smooth muscle contractility program and $2.6 million for our mitotic kinesin inhibitors program, partially offset by increases of $11.6 million for our skeletal muscle contractility program and $0.6 million in all other research and preclinical programs

	Years Ended December 31,			Increase (Decrease)
	2011	2010	2009	2011	2010
	(In millions)
Cardiac muscle contractility	$2.8	$1.6	$9.9	$1.2	$(8.3)
Skeletal muscle contractility	24.0	29.1	17.5	(5.1)	11.6
Smooth muscle contractility	5.6	1.9	5.0	3.7	(3.1)
Mitotic kinesin inhibitors	—	1.0	3.6	(1.0)	(2.6)
All other research programs	4.8	4.4	3.8	0.4	0.6

Total research and development expenses	$37.2	$38.0	$39.8	$(0.8)	$(1.8)

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

We expect our research and development expenditures to decrease in 2012 compared to 2011. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue development of our drug candidate CK-2017357 and our potential drug candidate CK-2127107 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. We expect to continue preclinical research on our smooth muscle myosin inhibitor compounds, which may be useful for the potential treatment of diseases and medical conditions associated with bronchoconstriction or vasoconstriction. We anticipate that research and development expenses in 2012 will decrease from 2011 and will be in the range of $32 million to $35 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.4 million are included in our estimate of 2012 research and development expenses.

General and administrative expenses

	Years Ended December 31,			Increase (Decrease)
	2011	2010	2009	2011	2010
	(In millions)
General and administrative expenses	$13.6	$14.2	$15.6	$(0.6)	$(1.4)

General and administrative expenses declined $0.6 million in 2011 compared with 2010, and declined $1.4 million in 2010 compared with 2009. The decrease in 2011 compared to 2010 was primarily due to decreases in personnel expenses of $1.2 million, legal expenses of $0.1 million and facilities costs of $0.1 million, partially offset by an increase in financial services costs of $0.8 million. The decrease in 2010 compared to 2009 was primarily due to lower personnel expenses of $1.3 million.

We expect that general and administrative expenses in 2012 will remain at approximately the same level as in 2011. We anticipate that general and administrative expenses will be in the range of $13 million to $14 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.3 million are included in our estimate of 2012 general and administrative expenses.

Interest and Other, net

Components of Interest and Other, net are as follows:

	Years Ended December 31,			Increase (Decrease) in Interest and Other Income, Net
	2011	2010	2009	2011	2010
	(In millions)
Unrealized gain (loss) on auction rate securities (“ARS”) (Note 3 and Note 4)	$—	$2.4	$1.0	$(2.4)	$1.4
Unrealized gain (loss) on investment put option related to ARS Rights (Note 3 and Note 4)	—	(2.4)	(1.0)	2.4	(1.4)
Warrant expense	—	—	(1.6)	—	1.6
Interest income and other income	0.2	0.4	0.6	(0.2)	(0.2)
Interest expense and other expense	(0.1)	(0.2)	(0.4)	0.1	0.2

Interest and Other, net	$0.1	$0.2	$(1.4)	$(0.1)	$1.6

Investments that we designate as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings and included in Interest and Other, net. We classified our investments in ARS as trading securities as of December 31, 2009.

Warrant expense of $1.6 million for 2009 is related to the change in the fair value of the warrant liability in connection with our registered direct equity offering in May 2009.

Interest income and other income consisted primarily of interest income generated from our cash, cash equivalents and investments. Interest and other income decreased in 2011 compared to 2010 primarily due to lower average invested balances and lower average effective interest rates. Interest income and other income decreased in 2010 compared to 2009 primarily due to lower average effective interest rates earned on our investments.

Interest expense and other expense primarily consists of interest expense on borrowings under our equipment financing lines and, for 2010 and 2009, interest expense on our loan with UBS Bank USA that originated in January 2009. The decreases in interest and other expense in 2011 compared to 2010, and in 2010 compared to 2009, were primarily due to lower outstanding balances on our equipment financing lines and decreases in the interest on our loan with UBS.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through December 31, 2011, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

Our cash, cash equivalents and investments, excluding restricted cash, totaled $49.0 million at December 31, 2011, down from $72.8 million at December 31, 2010. The decrease of $23.8 million primarily resulted from our net loss of $47.9 million, partially offset by $22.4 million net proceeds from equity issuances in 2011.

We have received net proceeds from the sale of equity securities of $372.8 million from August 5, 1997, the date of our inception, through December 31, 2011, excluding sales of equity to GSK and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement in 2001, GSK made a $14.0 million equity investment in Cytokinetics. GSK made additional equity investments in Cytokinetics in 2003 and 2004 of $3.0 million and $7.0 million, respectively.

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

In October 2007, we entered into a new committed equity financing facility with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital for a three-year period. Subject to certain conditions and limitations, from time to time under this facility, at our election, Kingsbridge was committed to purchase newly-issued shares of our common stock at a price between 90% and 94% of the volume- weighted average price on each trading day during an eight-day, forward-looking pricing period. As part of this arrangement, we issued a warrant to Kingsbridge to purchase 230,000 shares of our common stock at a price of $7.99 per share, which represented a premium over the closing price of our common stock on the date we entered into this facility. The warrant expired unexercised in April 2011. In October 2010, the 2007 committed equity financing facility was amended to extend its expiration date until the first to occur of March 31, 2011 or the purchase by Kingsbridge of the maximum number of shares under the committed equity financing facility. In 2009, we received gross proceeds of $6.9 million by selling 3,596,728 shares of our common stock to Kingsbridge under the 2007 committed equity financing facility, before offering costs of $0.1 million. In 2010, we received gross proceeds of $14.0 million by selling 5,339,819 shares of our common stock to Kingsbridge under the facility. The 2007 committed equity financing facility expired on March 31, 2011 and no further shares are available to be sold under the facility.

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

In April 2011, we entered into a securities purchase agreement with Deerfield. In April 2011, pursuant to the agreement, we issued to Deerfield (i) 5,300,000 shares of common stock for a purchase price of $1.50 per share,

(ii) 8,070 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share, and (iii) warrants to purchase 6,685,000 shares of our common stock at an initial exercise price of $1.65 per share, for aggregate gross proceeds of approximately $20.1 million. After issuance costs of approximately $0.2 million, the net proceeds were approximately $19.9 million. The offering was made pursuant to a shelf registration statement that we filed with the SEC on November 10, 2008, which became effective on November 19, 2008 (File No. 333-155259).

In June 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 14,383,670 shares, whichever occurs first, from time to time through MLV as the sales agent. The issuance and sale of these shares by us under the MLV Agreement, if any, are subject to the continued effectiveness of its registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869).

Sales of our common stock through MLV are made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by us and MLV. Subject to the terms and conditions of the MLV Agreement, MLV uses commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). We are not obligated to make any sales of common stock under the MLV Agreement. The offering of shares of common stock pursuant to the MLV Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the MLV Agreement or (2) termination of the MLV Agreement. We or MLV may terminate the agreement at any time upon ten days notice to the other party, or MLV may terminate it at any time in certain circumstances, including the occurrence of a material adverse change in our business. We pay MLV a commission rate equal to 3.0% of the gross sales price per share of any common stock sold through MLV under the MLV Agreement. We have provided MLV with customary indemnification and contribution rights. In 2011, we issued 2,579,208 shares through MLV for net proceeds of $2.4 million after commissions and other offering costs of $160,000, which includes $82,000 associated with establishing the MLV Agreement. As of March 12, 2012, we have issued 5,175,549 shares of common stock to MLV for net proceeds of approximately $5.3 million, and 9,208,121 shares remain available to us for sale through MLV.

On a cumulative basis through December 31, 2011, we have received $102.7 million in non-equity payments from Amgen and $54.5 million in non-equity payments from GSK.

Under equipment financing arrangements, we received $23.7 million from August 5, 1997, the date of our inception, through December 31, 2011. Interest earned on investments, excluding non-cash amortization/accretion of purchase premiums/discounts, was $1.1 million, $1.4 million and $1.6 million in 2011, 2010 and 2009, respectively, and $30.4 million from August 5, 1997, the date of our inception, through December 31, 2011.

Net cash used in operating activities in 2011 was $45.6 million and primarily resulted from our net loss of $47.9 million. Net cash used in operating activities in 2010 was $44.8 million and primarily resulted from our net loss of $49.3 million less $4.0 million of non-cash stock-based compensation expense. Net cash provided by operations was $8.4 million in 2009 and primarily resulted from net income of $24.5 million, partially offset by a $23.7 million decrease in deferred revenue. Our net income in 2009 primarily resulted from the recognition of $74.4 million of license revenue and $7.1 million of research and development revenue from Amgen, partially offset by cash operating expenses.

Net cash provided by investing activities in 2011 was $25.3 million and primarily consisted of proceeds from maturities of investments, net of cash used to purchase investments, of $25.1 million. Net cash provided by investing activities in 2010 was $34.2 million and primarily consisted of proceeds from sales and maturities of investments (including ARS), net of cash used to purchase investments, of $33.8 million. Net cash used in investing activities was $53.5 million in 2009 and primarily represented cash used to purchase investments, net of proceeds from the maturity of investments (including ARS), of $54.1 million. Restricted cash totaled $0.2 million at December 31, 2011, down from $0.8 million at December 31, 2010, with the decrease due to the contractual semi-annual reductions in the amount of security deposit required by General Electric Capital Corporation (“GE Capital”) in connection with our equipment financing credit lines.

Net cash provided by financing activities was $21.6 million in 2011 and primarily consisted of net proceeds of $19.9 million from our financing with Deerfield and $2.4 million from sales of our common stock through MLV. Net cash provided by financing activities in 2010 was $2.5 million and primarily consisted of proceeds from drawdowns under our 2007 committed equity financing facility with Kingsbridge of $14.0 million, net of issuance costs, partially offset by repayments of our loan with UBS of $10.2 million. Net cash provided by financing activities in 2009 was $28.8 million and primarily consisted of net proceeds from our May 2009 registered direct equity offering of $12.9 million, proceeds from our loan from UBS Bank USA of $12.4 million, and drawdowns under our 2007 committed equity financing facility with Kingsbridge of $6.8 million, net of issuance costs.

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

In connection with the settlement with UBS AG relating to our ARS, we entered into a loan agreement with UBS Bank USA and UBS Financial Services Inc. On January 5, 2009, we borrowed approximately $12.4 million under the loan agreement, with our ARS held in accounts with UBS Financial Services, Inc. as collateral. In June 2010, the remaining balance of the loan with UBS was fully repaid.

See Note 3, “Cash Equivalents and Investments” and Note 4, “Fair Value Measurements” in the Notes to Financial Statements for further discussion of Investments in Auction Rate Securities and Investment Put Option Related to Auction Rate Securities Rights.

Shelf Registration Statement.    In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $100.0 million. As of March 12, 2012, $100.0 million remains available to us under this shelf registration statement. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.

As of December 31, 2011, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating lease(1)	$3,027	$6,467	$7,056	$5,619	$22,169
Equipment financing line	152	—	—	—	152

Total	$3,179	$6,467	$7,056	$5,619	$22,321

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We plan to continue clinical development of our fast skeletal troponin activator CK-2017357 for the potential treatment of diseases and conditions related to skeletal muscle weakness or wasting. We plan to continue to conduct non-clinical development of our fast skeletal troponin activator CK-2127107 and, following clearance of an IND, clinical development. We plan to progress one or more of our smooth muscle myosin inhibitor compounds through non-clinical and clinical development. We expect to incur significant research and development expenses as we advance the research and development of our other compounds from our muscle contractility programs through research to candidate selection.

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

We have incurred an accumulated deficit of $408.5 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to development stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

Based on the current status of our development plans, we believe that our existing cash and cash equivalents, investments and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 12 months. If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or potential drug candidates or of other research and development programs. Alternatively, we might raise funds through strategic relationships, public or private financings or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all, or in accordance with our planned timelines. Furthermore, financing obtained through future strategic relationships may require us to forego certain commercialization and other rights to our drug candidates. Similarly, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Off-balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Research and development revenues, which are earned under agreements with third parties for agreed research and development activities, may include non-refundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. Our collaborations prior to January 1, 2011 with multiple elements were evaluated and divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there was vendor-specific objective and reliable evidence (“VSOE”) of the fair value of the undelivered items. The consideration we received was allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria were applied to each of the separate units. The consideration we received was combined and recognized as a single unit of accounting when criteria for separation were not met. On January 1, 2011, Accounting Standard Codification (“ASC”) Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”) on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we may enter into on or after January 1, 2011. Under this updated guidance, revenue will be allocated to each element using a selling price hierarchy, where the selling price for an element is based on VSOE if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price, if neither VSOE nor TPE is available.

Non-refundable license fees are recognized as revenue as we perform under the applicable agreement. Where the level of effort is relatively consistent over the performance period, we recognize total fixed or determined revenue on a straight-line basis over the estimated period of expected performance.

ASC 605-28 established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive is based on management’s judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28. In accordance with ASC 605-25, such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price is fixed or determinable; and collectability is reasonably assured.

Prior to January 1, 2011, we recognized milestone payments as revenue upon achievement of the milestone, provided the milestone payment is non-refundable, substantive effort and risk is involved in achieving the milestone and the amount of the milestone is reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions were not met, we deferred the milestone payment and recognized it as revenue over the estimated period of performance under the contract as we completed our performance obligations. We have concluded that all of the future contingent milestone payments pursuant to our research and development arrangements entered into as of January 1, 2011 are not considered substantive as they are the results of a collaborative partner’s performance. Therefore, they are not considered milestones under ASC 605-28.

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

Income taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We recorded an income tax provision of $150,000 in 2009 due to AMT. However, due to the Department of the Treasury’s further guidance clarifying that utilization of the AMT NOL was not limited to 90% as part of the 5-year NOL carryback provision brought about by the Worker, Homeownership, and Business Assistance Act of 2009, the 2009 AMT liability was reversed in 2010. In addition to the $150,000 benefit related to the AMT liability, we also recognized a $26,000 benefit related to the monetization of the federal research tax credit for a total benefit of approximately $176,000 in 2010. We did not record an income tax provision in the year ended December 31, 2011 because we had a net taxable loss in the period.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2011, 2010 and 2009. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $18.5 million in 2011, increased by $15.6 million in 2010, and decreased by $9.6 million in 2009.

We also follow the accounting guidance that defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. We are currently under examination by the IRS for the tax year 2009 and have made adjustments to our deferred balances for NOL carryforwards, research credits, and charitable contribution carryovers as a result of information obtained from the IRS examination. As we maintained a full valuation allowance against our deferred tax assets, the adjustments resulted in no additional tax expense in the current period. We have also adjusted our unrealized tax benefits accordingly. However, in general, the statute of limitations for tax liabilities for these years remains open for the purpose of adjusting the amounts of the losses and credits carried forward from those years.

Interest accrued related to unrecognized tax benefits and penalties were zero for 2011 and 2010. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

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

The table below presents the principal amounts and weighted average interest rates by year of maturity for our equipment financing lines and investment portfolio (dollars in thousands):

	2012	Beyond 2012	Total	Fair Value at December 31, 2011
Assets:
Investments	$30,190	—	$30,190	$30,190
Average interest rate	0.16%	—	0.16%
Liabilities:
Equipment financing lines	$152	—	$152	$138
Average interest rate	7.25%	—	7.25%

Item 8.    Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytokinetics, Incorporated:

In our opinion, the accompanying balance sheets and the related statement of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Cytokinetics, Incorporated at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and cumulatively, for the period from August 5, 1997 (date of inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 1 to the financial statements, the Company is in the development stage and is dependent on its ability to raise additional capital.

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

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, CA

March 13, 2012

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,833	$17,514
Short-term investments	30,190	54,125
Related party accounts receivable	14	46
Prepaid and other current assets	2,103	1,813

Total current assets	51,140	73,498
Long-term investments	—	1,206
Property and equipment, net	1,310	2,321
Restricted cash	196	788
Other assets	127	179

Total assets	$52,773	$77,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,196	$1,119
Accrued liabilities	3,232	5,372
Related party payables and accrued liabilities	12	—
Short-term portion of equipment financing lines	152	833

Total current liabilities	4,592	7,324
Long-term portion of equipment financing lines	—	152
Long-term portion of deferred rent	3	—

Total liabilities	4,595	7,476

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares in 2011 and 2010
Issued and outstanding: Series A Convertible Preferred Stock — 8,070 shares in 2011 and zero shares in 2010	—	—
Common stock, $0.001 par value:
Authorized: 245,000,000 shares in 2011 and 170,000,000 in 2010
Issued and outstanding: 74,915,739 shares in 2011 and 66,907,600 shares in 2010	75	67
Additional paid-in capital	456,610	431,103
Accumulated other comprehensive income (loss)	3	(4)
Deficit accumulated during the development stage	(408,510)	(360,650)

Total stockholders’ equity	48,178	70,516

Total liabilities and stockholders’ equity	$52,773	$77,992

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

				Period from August 5, 1997 (Date of Inception) to December 31, 2011
	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Research and development revenues from related parties	$2,054	$1,487	$7,171	$51,151
Research and development, grant and other revenues	1,946	1,090	—	5,990
License revenues from related parties	—	—	74,367	112,935

Total revenues	4,000	2,577	81,538	170,076

Operating expenses:
Research and development	37,182	38,013	39,840	452,472
General and administrative	13,590	14,199	15,626	143,952
Restructuring charges (reversals)	1,192	—	(23)	3,642

Total operating expenses	51,964	52,212	55,443	600,066

Operating income (loss)	(47,964)	(49,635)	26,095	(429,990)
Interest and other, net	104	172	(1,401)	21,454

Income (loss) before income taxes	(47,860)	(49,463)	24,694	(408,536)
Income tax provision (benefit)	—	(176)	150	(26)

Net income (loss)	(47,860)	(49,287)	24,544	(408,510)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(2,857)	—	—	(2,857)

Net income (loss) allocable to common stockholders	$(50,717)	$(49,287)	$24,544	$(411,367)

Net income (loss) per share allocable to common stockholders:
Basic	$(0.72)	$(0.77)	$0.43

Diluted	$(0.72)	$(0.77)	$0.42

Weighted-average number of shares used in computing net income (loss) per share allocable to common stockholders:
Basic	70,800	64,165	57,390

Diluted	70,800	64,165	57,961

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Issuance of common stock upon exercise of stock options for cash at $0.015 per share	147,625	$—	—	$—	$2	$—	$—	$—	$2
Issuance of common stock to founders at $0.015 per share in exchange for cash in January 1998	563,054	1	—	—	7	—	—	—	8
Net loss	—	—	—	—	—	—	—	(2,015)	(2,015)

Balance, December 31, 1998	710,679	1	—	—	9	—	—	(2,015)	(2,005)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	287,500	—	—	—	69	—	—	—	69
Issuance of warrants, valued using Black-Scholes model	—	—	—	—	41	—	—	—	41
Deferred stock-based compensation	—	—	—	—	237	(237)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	123	—	—	123
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	(7,341)	(7,341)

Total comprehensive loss	—	—	—	—	—	—	—	—	(7,349)

Balance, December 31, 1999	998,179	1	—	—	356	(114)	(8)	(9,356)	(9,121)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	731,661	1	—	—	194	—	—	—	195
Deferred stock-based compensation	—	—	—	—	93	(93)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	101	—	—	101
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	—	—	(13,079)	(13,079)

Total comprehensive loss	—	—	—	—	—	—	—	—	(12,993)

Balance, December 31, 2000	1,729,840	2	—	—	643	(106)	78	(22,435)	(21,818)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	102,480	—	—	—	56	—	—	—	56
Repurchase of common stock	(33,334)	—	—	—	(19)	—	—	—	(19)
Compensation expense for acceleration of options	—	—	—	—	20	—	—	—	20
Deferred stock-based compensation	—	—	—	—	45	(45)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	93	—	—	93
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	—	—	(15,874)	(15,874)

Total comprehensive loss	—	—	—	—	—	—	—	—	(15,684)

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2001	1,798,986	$2	—	$—	$745	$(58)	$268	$(38,309)	$(37,352)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	131,189	—	—	—	68	—	—	—	68
Repurchase of common stock	(3,579)	—	—	—	(2)	—	—	—	(2)
Deferred stock-based compensation	—	—	—	—	(2)	2	—	—	—
Amortization of deferred compensation	—	—	—	—	—	6	—	—	6
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	—	—	(23,080)	(23,080)

Total comprehensive loss	—	—	—	—	—	—	—	—	(23,308)

Balance, December 31, 2002	1,926,596	2	—	—	809	(50)	40	(61,389)	(60,588)
Issuance of common stock upon exercise of stock options for cash at $0.20-$1.20 per share	380,662	—	—	—	310	—	—	—	310
Stock-based compensation	—	—	—	—	158	—	—	—	158
Deferred stock-based compensation	—	—	—	—	4,369	(4,369)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	768	—	—	768
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	(32,685)	(32,685)

Total comprehensive loss	—	—	—	—	—	—	—	—	(32,679)

Balance, December 31, 2003	2,307,258	2	—	—	5,646	(3,651)	46	(94,074)	(92,031)
Issuance of common stock upon initial public offering at $13.00 per share, net of issuance costs of $9,151	7,935,000	8	—	—	93,996	—	—	—	94,004
Issuance of common stock to related party for $13.00 per share	538,461	1	—	—	6,999	—	—	—	7,000
Issuance of common stock to related party	37,482	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	17,062,145	17	—	—	133,155	—	—	—	133,172
Issuance of common stock upon cashless exercise of warrants	115,358	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash at $0.20-$6.50 per share	404,618	—	—	—	430	—	—	—	430
Issuance of common stock pursuant to ESPP at $8.03 per share	69,399	—	—	—	557	—	—	—	557
Stock-based compensation		—	—	—	278	—	—	—	278
Deferred stock-based compensation	—	—	—	—	2,198	(2,198)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,598	—	—	1,598
Repurchase of unvested stock	(16,548)	—	—	—	(20)	—	—	—	(20)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments					—	—	(234)	—	(234)
Net loss						—	—	(37,198)	(37,198)

Total comprehensive loss	—	—	—	—	—	—	—	—	(37,432)

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2004	28,453,173	$28	—	—	$243,239	$(4,251)	$(188)	$(131,272)	$107,556
Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	196,703	1	—	—	370	—	—	—	371
Issuance of common stock pursuant to ESPP at $4.43 per share	179,520	—	—	—	763	—	—	—	763
Issuance of common stock upon cashless exercise of warrants	14,532	—	—	—	—	—	—	—	—
Issuance of common stock upon drawdown of committed equity financing facility at $6.13-$7.35 per share, net of issuance costs of $178	887,576	1	—	—	5,546	—	—	—	5,547
Stock-based compensation	—	—	—	—	67	—	—	—	67
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	(439)	1,799	—	—	1,360
Repurchase of unvested stock	(20,609)	—	—	—	(25)	—	—	—	(25)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	174	—	174
Net loss						—	—	(42,252)	(42,252)

Total comprehensive loss	—	—	—	—	—	—	—	—	(42,078)

Balance, December 31, 2005	29,710,895	30	—	—	249,521	(2,452)	(14)	(173,524)	73,561
Issuance of common stock upon exercise of stock options for cash at $0.20-$7.10 per share	354,502	—	—	—	559	—	—	—	559
Issuance of common stock pursuant to ESPP at a weighted price of $4.43 per share	193,248	—	—	—	856	—	—	—	856
Issuance of common stock pursuant to registered direct offerings at $6.60 and $7.00 per share, net of issuance costs of $3,083	10,285,715	10	—	—	66,907	—	—	—	66,917
Issuance of common stock upon drawdown of committed equity financing facility at $5.53-$7.02 per share	2,740,735	3	—	—	16,954	—	—	—	16,957
Stock-based compensation	—	—	—	—	3,421	—	—	—	3,421
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	(138)	1,358	—	—	1,220
Repurchase of unvested stock	(1,537)	—	—	—	(2)	—	—	—	(2)
Components of comprehensive loss:	—	—	—	—
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(61)	—	(61)
Net loss						—	—	(57,115)	(57,115)

Total comprehensive loss	—	—	—	—	—	—	—	—	(57,176)

Balance, December 31, 2006	43,283,558	43	—	—	338,078	(1,094)	(75)	(230,639)	106,313
Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	259,054	1	—	—	511	—	—	—	512
Issuance of common stock pursuant to ESPP at a weighted price of $4.49 per share	179,835	—	—	—	807	—	—	—	807
Issuance of common stock upon drawdown of committed equity financing facility at $4.43-$4.81 per share	2,075,177	2	—	—	9,540	—	—	—	9,542
Issuance of common stock to related party for $9.47 per share, net of issuance costs of $57	3,484,806	3	—	—	26,006	—	—	—	26,009

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Stock-based compensation	—	$—	—	$—	$4,833	$—	$—	$—	$4,833
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	(45)	765	—	—	720
Repurchase of unvested stock	(68)	—	—	—	—	—	—	—	—
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	—	(48,894)	(48,894)

Total comprehensive loss	—	—	—	—	—	—	—	—	(48,820)

Balance, December 31, 2007	49,282,362	49	—	—	379,730	(329)	(1)	(279,533)	99,916
Issuance of common stock upon exercise of stock options for cash at $0.58-$3.37 per share	95,796	—	—	—	131	—	—	—	131
Issuance of common stock pursuant to ESPP at a weighted price of $2.85 per share	164,451	—	—	—	468	—	—	—	468
Issuance of restricted stock at a price of $0.001 per share	397,960	1	—	—	(1)	—	—	—	—
Cancellation of restricted stock	(1,500)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,277	—	—	—	5,277
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	—	329	—	—	329
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	(56,374)	(56,374)

Total comprehensive loss	—	—	—	—	—	—	—	—	(56,355)

Balance, December 31, 2008	49,939,069	50	—	—	385,605	—	18	(335,907)	49,766
Issuance of common stock upon exercise of stock options for cash at $0.20-$4.95 per share	492,003	—	—	—	588	—	—	—	588
Issuance of common stock pursuant to ESPP at a weighted price of $1.66 per share	149,996	—	—	—	249	—	—	—	249
Issuance of common stock and warrants pursuant to registered direct offering at $1.97 per share, net of issuance costs of $1,062	7,106,600	7	—	—	14,515	—	—	—	14,522
Issuance of common stock upon drawdown of committed equity financing facility at $1.80-$2.29 per share, net of issuance costs of $98	3,596,728	4	—	—	6,846	—	—	—	6,850
Cancellation of restricted stock	(9,360)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,906	—	—	—	4,906
Tax benefit from stock based compensation	—	—	—	—	20	—	—	—	20
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—		—	—	—	(17)	—	(17)
Net income	—	—		—	—	—	—	24,544	24,544

Total comprehensive income	—	—	—	—	—	—	—	—	24,527

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2009	61,275,036	$61	—	$—	$412,729	$—	$1	$(311,363)	$101,428
Issuance of common stock upon exercise of stock options for cash at $0.58-$2.00 per share	176,433	1	—	—	197	—	—	—	198
Issuance of common stock pursuant to ESPP at a weighted price of $1.70 per share	134,237	—	—	—	228	—	—	—	228
Issuance of common stock upon drawdown of committed equity financing facility at $2.05-$3.15 per share, net of issuance costs of $1)	5,339,819	5	—	—	13,952	—	—	—	13,957
Cancellation of restricted stock	(17,925)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,017	—	—	—	4,017
Reversal of tax benefit from stock based compensation	—	—	—	—	(20)	—	—	—	(20)
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	(49,287)	(49,287)

Total comprehensive loss	—	—	—	—	—	—	—	—	(49,292)

Balance, December 31, 2010	66,907,600	67	—	—	431,103	—	(4)	(360,650)	70,516
Issuance of common stock upon exercise of stock options for cash at $1.00-$1.20 per share	16,000	—	—	—	17	—	—	—	17
Issuance of common stock pursuant to ESPP at a weighted price of $1.11 per share	112,931	—	—	—	125	—	—	—	125
Issuance of common stock to Deerfield at $1.50 per share, net of issuance costs of $53	5,300,000	5	—	—	6,122	—	—	—	6,127
Issuance of Series A convertible preferred stock to Deerfield at $1,500 per share, net of issuance costs of $81	—	—	8,070	—	9,329	—	—	—	9,329
Beneficial conversion feature of Series A convertible preferred stock	—	—	—	—	—	—	—	—	0
Deemed dividend to holders of Series A convertible preferred stock	—	—	—	—	—	—	—	—	0
Issuance of warrants to Deerfield, net of issuance costs of $38	—	—	—	—	4,427	—	—	—	4,427
Issuance of common stock to MLV at $1.00-$1.02 per share, net of commission and issuance costs of $160	2,579,208	3		—	2,418	—	—	—	2,421
Stock-based compensation	—	—	—	—	3,069	—	—	—	3,069
Components of comprehensive loss:
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	(47,860)	(47,860)

Total comprehensive loss	—	—	—	—	—	—	—	—	(47,853)

Balance, December 31, 2011	74,915,739	$75	8,070	$—	$456,610	$—	$3	$(408,510)	$48,178

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

				Period from August 5, 1997 (Date of Inception) to December 31, 2011
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(47,860)	$(49,287)	$24,544	$(408,510)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,297	1,900	2,021	28,663
(Gain) loss on disposal of equipment	3	(13)	(40)	301
Non-cash impairment charges	—	—	103	103
Non-cash restructuring expenses, net of reversals	194	—	22	692
Non-cash interest expense	—	—	—	504
Non-cash forgiveness of loan to officers	—	9	10	434
Stock-based compensation	3,069	4,017	4,906	32,345
Tax benefit from stock-based compensation	—	20	(20)	—
Non-cash warrant expense	—	—	1,585	1,626
Other non-cash expenses	—	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	32	134	41	(365)
Prepaid and other assets	(238)	304	(166)	(2,258)
Accounts payable	162	(536)	334	1,348
Accrued and other liabilities	(2,266)	(627)	(1,183)	2,906
Related party payables and accrued liabilities	12	—	—	12
Deferred revenue	—	(751)	(23,741)	—

Net cash provided by (used in) operating activities	(45,595)	(44,830)	8,416	(342,058)

Cash flows from investing activities:
Purchases of investments	(48,025)	(109,860)	(132,205)	(959,455)
Proceeds from sales and maturities of investments	73,174	125,790	75,970	909,327
Proceeds from sales of auction rate securities	—	17,900	2,125	20,025
Purchases of property and equipment	(443)	(493)	(550)	(31,036)
Proceeds from sales of property and equipment	3	14	74	141
(Increase) decrease in restricted cash	592	886	1,076	(196)
Issuance of related party notes receivable	—	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	30	859

Net cash provided by (used in) investing activities	25,301	34,237	(53,480)	(61,481)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	—	—	12,937	206,871
Proceeds from draw down of committed equity financing facilities and at-the-market facility, net of commission and issuance costs	2,421	13,958	6,850	55,275
Proceeds from other issuances of common stock and warrants, net of issuance costs	10,696	425	837	18,115
Proceeds from issuance of preferred stock, net of issuance costs	9,329	—	—	142,501
Repurchase of common stock	—	—	—	(68)
Proceeds from loan with UBS	—	—	12,441	12,441
Repayment of loan with UBS	—	(10,201)	(2,240)	(12,441)
Proceeds from equipment financing lines	—	—	—	23,696
Repayment of equipment financing lines	(833)	(1,616)	(2,039)	(24,018)
Tax (expense) benefit from stock-based compensation	—	(20)	20	—

Net cash provided by financing activities	21,613	2,546	28,806	422,372

Net increase (decrease) in cash and cash equivalents	1,319	(8,047)	(16,258)	18,833
Cash and cash equivalents, beginning of period	17,514	25,561	41,819	—

Cash and cash equivalents, end of period	$18,833	$17,514	$25,561	$18,833

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

The Company’s consolidated financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $408.5 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $47.9 million and net cash used in operations of $45.6 million for the year ended December 31, 2011. Cash, cash equivalents and investments decreased to $49.0 million at December 31, 2011 from $72.8 million at December 31, 2010. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

The Company is subject to risks common to development stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund its future plans. The Company’s liquidity will be impaired if sufficient additional capital is not available on terms acceptable to the Company. To date, the Company has funded its operations primarily through sales of its common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. The Company has never generated revenues from commercial sales of its drugs and may not have drugs to market for at least several years, if ever. The Company’s success is dependent on its ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of its drug candidates. As a result, the Company may choose to raise additional capital through equity or debt financings to continue to fund its operations in the future. The Company cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that the Company’s drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and investments at December 31, 2011 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Amgen Inc. (“Amgen”), its strategic partner. Approximately 51%, 58% and 100% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively, were derived from Amgen. Accounts receivable due from Amgen were $14,000 and $41,000 at December 31, 2011 and 2010, respectively and were included in related party accounts receivable. See also Note 6, “Related Party Transactions,” below regarding collaboration agreements with Amgen and GlaxoSmithKline (“GSK”).

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

The Company’s operations and employees are located in the United States. In the years ended December 31, 2011, 2010 and 2009, all of the Company’s revenues were received from entities located in the United States or from United States affiliates of foreign corporations.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Restricted Cash

In accordance with the terms of the Company’s line of credit agreement with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender.

The balance of the certificate of deposit, which the Company classifies as restricted cash, was as follows (in thousands):

	December 30, 2011	December 31, 2010
Certificate of deposit classified as restricted cash	$196	$788

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Investments

Available-for-sale and trading investments.    The Company’s investments have consisted of U.S. Treasury securities, money market funds, U.S. municipal and government agency bonds, commercial paper, and auction rate securities (“ARS”). The Company designates all investments, except for its ARS that were held by UBS AG (“UBS”), as available-for-sale and therefore reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. The Company reclassified its ARS held by UBS from available-for-sale to trading securities. Investments that the Company designates as trading assets are reported at fair value, with gains or losses resulting from changes in fair value recognized in net income (loss). As of July 1, 2010, the Company no longer invests in ARS. See Note 3 for further detailed discussion. Investments with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

Other-than-temporary impairment.    All of the Company’s available-for-sale investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. Factors considered by management in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether the Company has the intent and ability to hold the investment to maturity. When the Company determines that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Recognized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in Interest and Other, net.

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

Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Research and development revenues, which are earned under agreements with third parties for agreed research and development activities, may include non-refundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. The Company’s collaborations prior to January 1, 2011 with multiple elements were evaluated and divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there was vendor-specific objective and reliable evidence (“VSOE”) of the fair value of the undelivered items. The consideration the Company receives was allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria were applied to each of the separate units. The consideration the Company received was combined and recognized as a single unit of accounting when criteria for separation were not met. On January 1, 2011, Accounting Standard Codification (“ASC”) Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”) on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements the Company may enter into on or after January 1, 2011. Under this updated guidance, revenue will be allocated to each element using a selling price hierarchy, where the selling price for an element is based on VSOE if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price, if neither VSOE nor TPE is available.

Non-refundable license fees are recognized as revenue as the Company performs under the applicable agreement. Where the level of effort is relatively consistent over the performance period, the Company recognizes total fixed or determined revenue on a straight-line basis over the estimated period of expected performance.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

ASC Topic 605-28, Revenue Recognition — Milestone Method (“ASC 605-28”), established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive is judgmental and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28. In accordance with ASC 605-25, such payments will be recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; price is fixed or determinable; and collectability is reasonably assured.

Prior to January 1, 2011, the Company recognized milestone payments as revenue upon achievement of the milestone, provided the milestone payment is non-refundable, substantive effort and risk is involved in achieving the milestone and the amount of the milestone is reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions were not met, the Company deferred the milestone payment and recognized it as revenue over the estimated period of performance under the contract as the Company completed its performance obligations. The Company has concluded that all of the future contingent milestone payments pursuant to its research and development arrangements entered into as of January 1, 2011 are not considered substantive as they are the results of a collaborative partner’s performance. Therefore, they are not considered milestones under ASC 605-28.

Research and development revenues and cost reimbursements are based upon negotiated rates for the Company’s full-time employee equivalents (“FTE”) and actual out-of-pocket costs. FTE rates are negotiated rates that are based upon the Company’s costs, and which the Company believes approximate fair value. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful. In revenue arrangements in which both parties make payments to each other, the Company evaluates the payments in accordance with the accounting guidance for arrangements under which consideration is given by a vendor to a customer, including a reseller of the vendor’s products, to determine whether payments made by us will be recognized as a reduction of revenue or as expense. In accordance with this guidance, revenue recognized by the Company may be reduced by payments made to the other party under the arrangement unless the Company receives a separate and identifiable benefit in exchange for the payments and the Company can reasonably estimate the fair value of the benefit received. The application of the accounting guidance for consideration given to a customer has had no material impact to the Company.

Funds received from third parties under grant arrangements are recorded as revenue if the Company is deemed to be the principal participant in the grant arrangement as the activities under the grant are part of the Company’s development program. If the Company is not the principal participant, the grant funds are recorded as

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income/(Loss)

The Company follows the accounting standards for the reporting and presentation of comprehensive income (loss) and its components. Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income (loss) for each of the years ended December 31, 2011, 2010, and 2009 was equal to net income (loss) adjusted for unrealized gains and losses on investments.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Segment Reporting

The Company has determined that it operates in only one segment.

Net Income (Loss) Per Common Share

Basic net income (loss) per share allocable to common stockholders is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per share allocable to common stockholders is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock, warrants, convertible preferred stock and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”), by applying the treasury stock method. The following is the calculation of basic and diluted net income (loss) per share allocable to common stockholders (in thousands except per share data):

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$(47,860)	$(49,287)	$24,544
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(2,857)	—	—

Net income (loss) allocable to common stockholders	$(50,717)	$(49,287)	$24,544

Weighted-average common shares outstanding	70,800	64,286	57,717
Unvested restricted stock	—	(121)	(327)

Weighted-average shares used in computing net income (loss) per share allocable to common stockholders — basic	70,800	64,165	57,390
Dilutive effect of stock options, unvested restricted stock and warrants	—	—	571

Weighted-average shares used in computing net income (loss) per share allocable to common stockholders — diluted	70,800	64,165	57,961

Net income (loss) per share allocable to common stockholders:
Basic	$(0.72)	$(0.77)	$0.43
Diluted	$(0.72)	$(0.77)	$0.42

The following instruments were excluded from the computation of diluted net income (loss) per common share allocable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	December 31,
	2011	2010	2009
Options to purchase common stock	9,592	8,096	5,960
Warrants to purchase common stock	6,685	4,027	474
Series A convertible preferred stock (as converted to common stock)	8,070	—	—
Restricted stock units	3,106	—	—
Shares issuable related to the ESPP	48	40	80

Total shares	27,501	12,163	6,514

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

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock unit, and employee stock purchases (in thousands):

	Years Ended December 31,
	2011	2010	2009
Research and development	$1,331	$1,871	$2,345
General and administrative	1,738	2,146	2,561

Stock-based compensation included in operating expenses	$3,069	$4,017	$4,906

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Employee Stock Options	ESPP	Employee Stock Options	ESPP	Employee Stock Options	ESPP
Risk-free interest rate	2.4%	0.3%	2.8%	0.3%	2.7%	0.6%
Volatility	72.0%	72.0%	73.0%	72.0%	76.0%	74.0%
Expected term in years	6.10	1.25	6.12	1.25	6.07	1.25
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

comparable companies’ volatility history for the relevant period preceding the Company’s IPO. Starting the second quarter of 2010, the Company solely uses its own volatility history because it now has sufficient history to approximate the expected term of options granted.

The Company measures compensation expense for awards of restricted stock and restricted stock units at fair value on the date of grant and recognizes the expense over the expected vesting period. The fair value for restricted stock and restricted stock unit awards is based on the closing price of the Company’s common stock on the date of grant.

As of December 31, 2011, there was $3.7 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2011, there was $2.9 million of unrecognized compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance ASC 605-25 for recognizing revenue for multiple-deliverable revenue arrangements. The new guidance amends the existing guidance for separately accounting for individual deliverables in a revenue arrangement with multiple deliverables, and removes the criterion that an entity must use objective and reliable evidence of fair value to separately account for the deliverables. The new guidance also establishes a hierarchy for determining the value of each deliverable and establishes the relative selling price method for allocating consideration when vendor-specific objective evidence or third party evidence of value does not exist. The Company did not enter into any material new multiple deliverable revenue arrangements in 2011; therefore, the Company’s adoption of the new guidance prospectively for new revenue arrangements entered into or materially modified beginning on January 1, 2011 did not have a material impact on its financial position or results of operations.

In January 2010, the FASB issued new accounting guidance for improving disclosures about fair value measurements, which requires a gross presentation of Level 3 fair value rollforwards. The Company’s adoption of the guidance on January 1, 2011 did not have a material impact on its financial position or results of operations.

In April 2010, the FASB issued new accounting guidance ASC 605-28 on the milestone method of revenue recognition. The new guidance codifies the milestone method as an acceptable revenue recognition model when a milestone is deemed to be substantive. The Company’s adoption of the guidance effective for milestones achieved beginning on January 1, 2011 did not have a material impact on its financial position or results of operations.

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2 — Supplementary Cash Flow Data

Supplemental cash flow information was as follows (in thousands):

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2011
	2011	2010	2009
Cash paid for interest	$41	$170	$399	$4,609
Cash paid for income taxes	1	1	1	12
Significant non-cash investing and financing activities:
Deferred stock-based compensation	—	—	—	6,940
Purchases of property and equipment through accounts payable	13	141	126	13
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	—	258
Penalty on restructuring of equipment financing lines	—	—	—	475
Conversion of convertible preferred stock to common stock	—	—	—	133,172
Warrants issued in equity financing	—	—	1,585	1,585

Note 3 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at December 31, 2011 and 2010 were as follows (in thousands):

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$13,650	—	—	$13,650

Short-term investments — U.S. Treasury securities	$30,187	$4	$(1)	$30,190	1/2012 — 6/2012

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$16,966	—	—	$16,966

Short-term investments — U.S. Treasury securities	$54,129	$4	$(8)	$54,125	1/2011 — 12/2011

Long-term investments — U.S. Treasury securities	$1,207	$—	$(1)	$1,206	1/2012

As of December 31, 2011 and December 31, 2010, the Company’s U.S. Treasury securities classified as short-term investments had unrealized losses of approximately $1,000 and $9,000, respectively. The unrealized

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

losses in both periods were primarily caused by slight increases in short-term interest rates subsequent to the purchase date of the related securities. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2011 through March 12, 2012 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2011
	2011	2010	2009
Interest income	$132	$318	$574	$28,525

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Financial assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2011
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$13,650	$—	$—	$13,650
U.S. Treasury securities	30,190	—	—	30,190

Total	$43,840	$—	$—	$43,840

Amounts included in:
Cash and cash equivalents	$13,650	$—	$—	$13,650
Short-term investments	30,190	—	—	30,190

Total	$43,840	$—	$—	$43,840

	December 31, 2010
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$16,966	$—	$—	$16,966
U.S. Treasury securities	55,331	—	—	55,331

Total	$72,297	$—	$—	$72,297

Amounts included in:
Cash and cash equivalents	$16,966	$—	$—	$16,966
Short-term investments	54,125	—	—	54,125
Long-term investments	1,206	—	—	1,206

Total	$72,297	$—	$—	$72,297

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. The valuation technique used to measure fair value for Level 3 assets generally is an income approach, where, in most cases, the expected future cash flows are discounted back to present value for each asset, except for the investment put option related to the ARS Rights at December 31, 2009, for which the valuation was based on the Black-Scholes option pricing model and approximated the difference in value between the par value and the fair value of the associated ARS.

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2011, the Company had no financial assets measured at fair value on a recurring basis using significant Level 3 inputs. As of December 31, 2009, the Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs consisted solely of the ARS and the investment put option related to the ARS Rights. The following table provides a rollforward of all assets measured at fair value using significant Level 3 inputs for the twelve months ended December 31, 2009, 2010 and 2011 (in thousands):

	ARS	Investment Put Option Related to ARS Rights
Balance as of December 31, 2009	$15,542	$2,358
Unrealized gain on ARS, included in Interest and Other, net	2,358	—
Unrealized loss on the investment put option related to ARS Rights, included in Interest and Other, net	—	(2,358)
Sale of ARS	(17,900)	—

Balance as of December 31, 2010 and 2011	$—	$—

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

	December 31, 2011	December 31, 2010
Carrying value — equipment financing line	$152	$985

Fair value — equipment financing line	$138	$947

The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 5 — Balance Sheet Components

Property and equipment balances were as follows (in thousands):

	December 31,
	2011	2010
Property and equipment, net:
Laboratory equipment	$17,016	$17,130
Computer equipment and software	3,105	3,098
Office equipment, furniture and fixtures	623	556
Leasehold improvements	3,358	3,313

	24,102	24,097
Less: Accumulated depreciation and amortization	(22,792)	(21,776)

	$1,310	$2,321

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and equipment pledged as collateral against outstanding borrowings under the Company’s equipment financing lines totaled $5.2 million, less accumulated depreciation of $5.1 million, at December 31, 2011, and $7.3 million, less accumulated depreciation of $6.5 million, at December 31, 2010. Depreciation expense was $1.3 million, $1.9 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Accrued liabilities were as follows (in thousands):

	December 31,
	2011	2010
Accrued liabilities:
Clinical and preclinical costs	$1,664	$2,199
Consulting and professional fees	427	633
Bonus	—	1,408
Vacation pay	739	864
Other payroll related	107	104
Other accrued expenses	295	164

	$3,232	$5,372

Interest receivable on cash equivalents and investments of $206,000 and $285,000 is included in prepaid and other current assets at December 31, 2011 and 2010, respectively.

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

Upon Amgen’s exercise of the option, the Company was required to transfer all data and know-how necessary to enable Amgen to assume responsibility for development and commercialization of omecamtiv mecarbil and related compounds. Under the Amgen Agreement, the Company may be eligible to receive pre-commercialization and commercialization milestone payments of up to $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration and royalties that escalate based on increasing levels of the annual net sales of products commercialized under the agreement. None of the future contingent milestone payments pursuant to this arrangement as of January 1, 2011 are considered substantive as they are the results of Amgen’s performance. Therefore, they are not considered milestones under ASC 605-28. The agreement also provides for the Company to receive increased royalties by co-funding Phase III development costs of drug candidates under the collaboration. If the Company elects to co-fund such costs, it would be entitled to co-promote products in North America and participate in agreed commercial activities in institutional care settings, at Amgen’s expense.

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue from Amgen was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
FTE reimbursements	$1,988	$910	$2,107
Reimbursements of other costs	66	577	1,018
Transfer of omecamtiv mecarbil materials	—	—	4,000

Total research and development revenues from Amgen	2,054	1,487	7,125

Nonrefundable option exercise fee	—	—	50,000
Deferred license revenue recognized	—	—	24,367

Total license revenue from Amgen	—	—	74,367

Total revenue from Amgen	$2,054	$1,487	$81,492

In the period from August 5, 1997 (inception) through December 31, 2011, the Company has recognized as related party research and development revenues from Amgen $10.7 million of reimbursements for FTE, material transfers and other costs, and $50.0 million for the option exercise fee.

Related party accounts receivable from Amgen was as follows (in thousands):

	December 31, 2011	December 31, 2010
Related party accounts receivable — Amgen	$14	$41

GSK

In 2001, the Company entered into a collaboration and license agreement with GSK, establishing a strategic alliance to discover, develop and commercialize mitotic kinesin inhibitors for the treatment of cancer and other diseases. Under this agreement, GSK paid the Company an upfront license fee for rights to certain technologies and milestone payments regarding performance and developments within agreed-upon projects. In conjunction with these projects, GSK agreed to reimburse the Company’s costs associated with the strategic alliance. In connection with the agreement, in 2001, GSK made a $14.0 million equity investment in the Company. GSK made additional equity investments in the Company in 2003 and 2004 of $3.0 million and $7.0 million, respectively. In 2001, the Company also received $14.0 million for the upfront license fee, which was recognized ratably over the initial five-year research term of the agreement.

In December 2009, the Company and GSK agreed to terminate the collaboration and license agreement, effective February 28, 2010. All rights in the mitotic kinesin inhibitors from the strategic alliance (including ispinesib, SB-743921 and GSK-923295) have reverted to the Company, subject to certain royalty obligations to GSK. GSK remains responsible for all activities and costs associated with completing and reporting on the ongoing Phase I clinical trial of GSK-923295.

Revenue from GSK was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Patent expense reimbursements	$—	$—	$45

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company has recognized as related party revenue $32.5 million of reimbursements from GSK of patent, FTE and other expenses in the period from August 5, 1997 (inception) through December 31, 2011. During this period, the Company also received and recognized as revenue $8.0 million for performance milestone payments under the agreement, as no ongoing performance obligations existed with respect to this aspect of the agreement.

Related party accrued liabilities related to GSK were as follows (in thousands):

	December 31, 2011	December 31, 2010
Related party payables and accrued liabilities	$11	$—

Other

Related Party Notes Receivable

In 2002 the Company extended loans totaling $650,000 to certain officers and employees of the Company. The loans accrued interest at rates ranging from 4.88% to 5.80% and had scheduled maturities on various dates between 2005 and 2011. Certain of the loans were collateralized by the common stock of the Company owned by the officers and by stock options and were repaid in full within eighteen months after the Company’s IPO date of April 29, 2004. Certain of the loans were forgiven if the officers remained with the Company through the maturation of their respective loans. As of December 31, 2010, all of the loans were fully repaid or forgiven. The Company has not extended any loans to officers or employees of the Company since 2002.

Activity under the loans was as follows (in thousands).

	Years Ended December 31,
	2011	2010	2009
Principal repayments	$—	$—	$30

Principal forgiven	$—	$9	$9

Note 7 — Other Research and Development Revenue Arrangements

Grants

In 2010, the National Institute of Neurological Disorders and Strokes (“NINDS”) awarded to the Company a $2.8 million grant to support research and development of CK-2017357 directed to the potential treatment for myasthenia gravis for a period of up to three years. Management has determined that the Company is the principal participant in the grant arrangement, and, accordingly, the Company records amounts earned under the arrangement as revenue

In November 2010, the Company was notified by the U.S. Department of the Treasury that it would receive total cash grants of $0.7 million based on its applications for certain investments in qualified therapeutic discovery projects under Section 48D of the Internal Revenue Code. The grants related to certain research and development costs the Company incurred in 2009 in connection with its cardiac, skeletal and smooth muscle contractility programs.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Total grant revenues were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
NINDS myasthenia gravis	$1,680	$356	$—
U.S. Department of the Treasury	—	734	—

Total grant revenue	$1,680	$1,090	$—

Other Research and Development Arrangements

In October 2011, as part of an initiative to seek certain smaller collaborations intended to allow us to offset our research costs, the Company entered into an agreement with Global Blood Targeting, Inc., an early-stage biopharmaceutical company. Under an agreed research plan, scientists from Global Blood Targeting and our FTEs conduct research focused on small molecule therapeutics that target the blood. The Company provides to Global Blood Targeting access to certain research facilities, FTEs and other resources at agreed reimbursement rates that approximate our costs. The Company is the primary obligor in the collaboration arrangement, and accordingly, the Company records expense reimbursements from Global Blood Targeting as research and development revenue.

Research and development revenue from Global Blood was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Expense reimbursements from Global Blood Targeting	$266	$—	$—

Note 8 — Debt

Equipment Financing Lines

In April 2006, the Company entered into an equipment financing agreement with GE Capital under which the Company could borrow $4.6 million through a line of credit expiring April 28, 2007. In 2007 and 2006, the Company executed draws on this line of credit totaling approximately $4.1 million at interest rates ranging from 7.24% to 7.68%. As of December 31, 2011, the balance of equipment loans outstanding under this line was $152,000. No additional borrowings are available to the Company under the agreement. The line is subject to the master security agreement between the Company and GE Capital and the related term sheets, and is collateralized by property and equipment of the Company purchased by such borrowed funds and other collateral as agreed to be the Company. In connection with the lines of credit with GE Capital, the Company is obligated to maintain a certificate of deposit with the lender (see Note 1 “Organization and Significant Accounting Policies — Restricted Cash”).

As of December 31, 2011, future minimum lease payments under the equipment lease line were as follows (in thousands):

2012	152

Total	$152

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Activity related to this loan was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Beginning balance	$—	$10,201	$—
Proceeds from loan	—	—	12,441
Interest expense incurred	—	56	158
Interest income from ARS applied to loan balance	—	(140)	(273)
Proceeds from sales of ARS applied to loan balance	—	(10,117)	(2,125)

Ending balance	$—	$—	$10,201

Interest Expense

Total interest expense incurred by the Company was as follows (in thousands):

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2011
	2011	2010	2009
Interest expense	$35	$176	$399	$5,373

Note 9 — Restructuring

In October 2011, the Company announced a restructuring plan to realign its workforce and operations in line with its continued commitment to focus primarily on the development of its key later-stage development programs for CK-2017357 and omecamtiv mecarbil and on its follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation compounds in its cardiac muscle contractility program. As a result, the Company reduced its workforce by 18 employees, or approximately 18%, to 83 employees. The Company provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. The Company incurred restructuring charges of $1.2 million in the fourth quarter of 2011, primarily personnel-related termination costs.

Employee Severance and Related Benefits
Restructuring liability at December 31, 2010	$—
2011 charges	1,192
Cash payments	(998)

Restructuring liability at December 31, 2011	$194

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 10 — Commitments and Contingencies

Leases

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period.

Rent expense was as follows (in thousands):

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2011
	2011	2010	2009
Rent expense	$2,990	$2,964	$3,003	$30,291

As of December 31, 2011, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2012	$3,027
2013	3,110
2014	3,357
2015	3,469
2016	3,587
Thereafter	5,619

Total	$22,169

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

Note 11 — Convertible Preferred Stock

Effective upon the closing of the initial public offering on April 29, 2004, all outstanding shares of the Company’s convertible preferred stock converted into 17,062,145 shares of common stock. In January 2004, the Board of Directors approved an amendment to the Company’s amended and restated certificate of incorporation

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

changing the authorized number of shares of preferred stock to 10,000,000, effective upon the closing of the initial public offering. As of December 31, 2010 there were 10,000,000 shares of convertible preferred stock authorized and no shares outstanding.

On April 18, 2011, the Company entered into a securities purchase agreement (the “Deerfield Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”). On April 20, 2011, pursuant to the Deerfield Agreement, the Company issued to Deerfield 8,070 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share for net proceeds of approximately $9.3 million, as well as common stock and warrants that are discussed in Note 12 — Stockholders’ Equity (Deficit).

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

Note 12 — Stockholders’ Equity (Deficit)

Authorized Shares

On May 18, 2011, the stockholders approved an increase in the number of authorized shares of common stock from 170,000,000 to 245,000,000. The increase became effective in August 2011, when the Company filed the Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

Common Stock Outstanding

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

In October 2007, the Company entered into a new committed equity financing facility (the “2007 CEFF”) with Kingsbridge, pursuant to which Kingsbridge committed to finance up to $75.0 million of capital over a three-year period. In October 2010, the 2007 CEFF was amended to extend it until the first to occur of March 31, 2011 or the purchase by Kingsbridge of the maximum number of shares under the CEFF. Subject to certain conditions and limitations, including a minimum volume-weighted average price of $2.00 for the Company’s common stock, from time to time under the 2007 CEFF, at the Company’s election, Kingsbridge was committed to purchase newly-issued shares of the Company’s common stock at a price between 90% and 94% of the volume-weighted average price on each trading day during an eight-day, forward-looking pricing period. As part of the 2007 CEFF arrangement, the Company issued a warrant to Kingsbridge to purchase 230,000 shares of the Company’s common stock at a price of $7.99 per share, which represented a premium over the closing price of its common stock on the date the Company entered into the 2007 CEFF. The warrant expired unexercised in April 2011. In 2009, the Company sold 3,596,728 shares of its common stock to Kingsbridge under the 2007 CEFF for gross proceeds of $6.9 million, before issuance costs of $98,000. In 2010, the Company sold 5,339,819 shares of its common stock to Kingsbridge under the 2007 CEFF for gross proceeds of $14.0 million, before issuance costs of $1,000. The 2007 CEFF expired in 2011 and no further shares are available for sale under it.

In May 2009, pursuant to a registered direct equity offering, the Company entered into subscription agreements with selected institutional investors to sell an aggregate of 7,106,600 units for a price of $1.97 per unit. Each unit consisted of one share of the Company’s common stock and one warrant to purchase 0.50 shares of common stock. Accordingly, a total of 7,106,600 shares of common stock and warrants to purchase 3,553,300 shares of common stock were issued and sold in this offering. The gross proceeds of the offering were $14.0 million. In connection with the offering, the Company paid placement agent fees to two registered broker- dealers totaling $0.8 million. After deducting the placement agent fees and the other offering costs, the Company received net proceeds of approximately $12.9 million from the offering. The offering was made pursuant to the Company’s shelf registration statement on Form S-3 (SEC File No.: 333-155259) declared effective by the SEC on November 19, 2008. The difference of $9.7 million between the total offering proceeds of $12.9 million and the valuation of the warrants of $3.2 million was allocated to the common stock issued and was recorded as such in stockholders’ equity.

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

On June 10, 2011, the Company entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 14,383,670 shares, whichever occurs first, from time to time through MLV as the sales agent. The issuance and sale of shares by the Company under the MLV Agreement, if any, are subject to the continued effectiveness of its registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869).

Sales of the Company’s common stock through MLV are made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by the Company and MLV. Subject to the terms and conditions of the MLV Agreement, MLV uses commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of common stock under the MLV Agreement. The offering of shares of common stock pursuant to the MLV Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the MLV Agreement or (2) termination of the MLV Agreement. The MLV Agreement may be terminated by MLV or the Company at any time upon ten days notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business. The Company pays MLV a commission rate equal to 3.0% of the gross sales price per share of any common stock sold through MLV under the MLV Agreement. The Company has provided MLV with customary indemnification and contribution rights. The Company incurred approximately $0.1 million of issuance costs associated with this offering. As of December 31, 2011, the Company has issued 2,579,208 shares of common stock to MLV for net proceeds of approximately $2.4 million.

Warrants

The Company has issued warrants to purchase convertible preferred stock, which became exercisable for common stock upon the conversion of the outstanding shares of preferred stock into common stock in conjunction with the Company’s initial public offering. In September 1998, in connection with an equipment line of credit financing, the Company issued warrants to the lender. The Company valued the warrants by using the Black-Scholes option pricing model in fiscal year 1999 when the line was drawn, and the fair value of $30,000 was recorded as a discount to the debt and amortized to interest expense over the life of the equipment line. In August 2005, these warrants were exercised by the lender in a cashless exercise, yielding 13,199 shares of common stock on a net basis. In connection with a convertible preferred stock financing in August 1999, the Company issued warrants to the preferred stockholders. The warrants were valued at $467,000 using the Black-Scholes option pricing model and the value was recorded as issuance cost as an offset to convertible preferred stock. These warrants expired unexercised on August 30, 2006. In connection with an equipment line of credit, the Company issued warrants to the lender in December 1999. The value of the warrants was calculated using the Black-Scholes option pricing model and was deemed insignificant. In August 2005, these warrants were exercised by the lender in a cashless exercise, yielding 1,333 shares of common stock on a net basis.

The Company issued warrants to purchase 244,000 of common stock to Kingsbridge in connection with the 2005 CEFF. The warrants were exercisable at a price of $9.13 per share beginning six months after the date of

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

grant and for a period of five years thereafter. The warrants were valued at $920,000 using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, risk-free interest rate of 4.3%, volatility of 67%, and the fair value of our stock price on the date of performance commitment, October 28, 2005, of $7.02. The warrant value was recorded as an issuance cost in additional paid-in capital on the initial draw down of the CEFF in December 2005. These warrants have expired.

The Company issued warrants to purchase 230,000 shares of common stock to Kingsbridge in connection with the 2007 CEFF. The warrants were exercisable at a price of $7.99 per share beginning six months after the date of grant and for a period of three years thereafter. The warrants were valued at $594,000 using the Black-Scholes option pricing model and the following assumptions: a contractual term of three years, risk-free interest rate of 4.275%, volatility of 73%, and the fair value of the Company’s stock price on the date of performance commitment, October 15, 2007, of $6.00. The warrant value was recorded as an issuance cost in additional paid-in capital on the initial draw down of the 2007 CEFF. These warrants have expired.

The Company issued warrants to purchase 3,553,300 shares of common stock to selected institutional investors in connection with the May 2009 registered direct equity offering. The initial exercise price of the warrants was $2.75 per share. If Amgen did not elect to exercise its option to obtain an exclusive, worldwide (excluding Japan) license to omecamtiv mecarbil for the potential treatment for heart failure by June 30, 2009, then the exercise price of the warrants would be changed to equal the volume-weighted average price of the Company’s common stock for the five days prior to June 30, 2009. In such case, the exercise price of the warrants could not exceed $2.75 or be less than $1.50 per share. If Amgen did exercise its option to obtain the exclusive license, then the warrant exercise price would remain at $2.75 per share. Because Amgen exercised its option to obtain the exclusive license prior to June 30, 2009, the exercise price of the warrants remained at $2.75 per share. The warrants were exercisable from the date of issuance and for 30 months thereafter, and have expired. The warrants could not be exercised by a net cash exercise without the Company’s consent. Failure to maintain an effective registration statement was not considered within the Company’s control, and there was no circumstance that would require the Company to net cash settle the warrant in the event the Company did not have an effective registration statement. On the date of issuance, the warrants were valued at $3.2 million using the Black-Scholes option pricing model, assigning probabilities to different assumed outcomes regarding whether Amgen would or would not exercise its option and obtain the exclusive license and to the resulting impact on the Company’s stock price. The assumptions were as follows: a contractual term of 30 months; a risk-free interest rate of 1.16%; volatility of 89%; the fair value of the Company’s common stock price on the issuance date, May 18, 2009, of $1.97 per share; a 90% probability that Amgen would obtain the exclusive license and a resulting stock price of $2.75 per share; and a 10% probability that Amgen would not obtain the exclusive license, with a resulting stock price of $1.97 per share. The assumed stock price of $2.75 upon Amgen obtaining the exclusive license approximated the per-share impact of an increase in the Company’s market capitalization of $50.0 million, the amount the Company would receive from Amgen for the exclusive license. The assumed stock price of $1.97 if Amgen did not obtain the license assumed no change to the Company’s market capitalization or stock price if Amgen did not obtain the exclusive license. The resulting valuation of $3.2 million for the warrants was recorded as a liability in the balance sheet on the date of issuance.

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

On April 20, 2011, pursuant to the Deerfield Agreement, the Company issued to Deerfield warrants to purchase 6,685,000 shares of the Company’s common stock at an initial exercise price of $1.65 per share, for aggregate gross proceeds of approximately $4.5 million. After issuance costs of approximately $0.1 million, the net proceeds were approximately $4.4 million. The warrants issued to Deerfield became exercisable on October 20, 2011 and will remain exercisable until April 20, 2015. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Company valued the warrants as of the date of issuance at $5.8 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of four years, a risk-free interest rate of 1.66%, volatility of 80%, and the fair value of the Company’s common stock on the issuance date of $1.52.

Outstanding warrants as of December 31, 2011 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued 4/20/2011	6,685,000	$1.65	04/20/15

Stock Option Plans

2004 Plan

In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, stock performance units and stock performance shares to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options and may be granted for terms of up to ten years from the date of grant. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. At the May 2011 Annual Meeting of Stockholders, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 3,000,000. As of December 31, 2011, there were 15,768,940 shares of common stock reserved for issuance under the 2004 Plan.

1997 Plan

In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for terms of up to ten years from the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory stock option shall not be less than 100% and 85% of the estimated fair market value of the shares on the date of grant, respectively, and (ii) with respect to any 10% stockholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. Options granted under the 1997 Plan generally vested over four or five years (generally 25% after one year and monthly thereafter). As of December 31, 2011, the Company had reserved 439,231 shares of common stock for issuance related to options outstanding under the 1997 Plan, and there were no shares available for future grants under the 1997 Plan.

Activity under the two stock option plans was as follows:

	Shares Available for Grant of Option or Award	Stock Options Outstanding	Weighted Average Exercise Price per Share - Stock Options	Weighted Average remaining contractual Life	Aggregate Intrinsic Value
Options authorized	1,000,000	—	$—
Options granted	(833,194)	833,194	0.20
Options exercised	—	(147,625)	0.20
Options forfeited	—	—	—

Balance at December 31, 1998	166,806	685,569	0.12
Increase in authorized shares	461,945	—	—
Options granted	(582,750)	582,750	0.39
Options exercised	—	(287,500)	0.24
Options forfeited	50,625	(50,625)	0.20

Balance at December 31, 1999	96,626	930,194	0.25
Increase in authorized shares	1,704,227	—	—
Options granted	(967,500)	967,500	0.58
Options exercised	—	(731,661)	0.27
Options forfeited	68,845	(68,845)	0.30

Balance at December 31, 2000	902,198	1,097,188	0.52
Options granted	(525,954)	525,954	1.12
Options exercised	—	(102,480)	0.55
Options forfeited	109,158	(109,158)	0.67

Balance at December 31, 2001	485,402	1,411,504	0.73
Increase in authorized shares	1,250,000	—	—
Options granted	(932,612)	932,612	1.20
Options exercised	—	(131,189)	0.64
Options forfeited	152,326	(152,326)	0.78

Balance at December 31, 2002	955,116	2,060,601	0.95
Options granted	(613,764)	613,764	1.39
Options exercised	—	(380,662)	1.02
Options forfeited	49,325	(49,325)	0.89

Balance at December 31, 2003	390,677	2,244,378	1.06
Increase in authorized shares	1,600,000	—	—
Options granted	(863,460)	863,460	7.52
Options exercised	—	(404,618)	1.12
Options forfeited	74,025	(58,441)	3.64
Options retired	(36,128)	—	—

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Shares Available for Grant of Option or Award	Stock Options Outstanding	Weighted Average Exercise Price per Share - Stock Options	Weighted Average remaining contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2004	1,165,114	2,644,779	3.10
Increase in authorized shares	995,861	—	—
Options granted	(996,115)	996,115	7.23
Options exercised	—	(196,703)	1.48
Options forfeited	182,567	(161,958)	5.89

Balance at December 31, 2005	1,347,427	3,282,233	4.31
Increase in authorized shares	1,039,881	—	—
Options granted	(1,250,286)	1,250,286	7.04
Options exercised	—	(354,502)	1.47
Options forfeited	146,854	(145,317)	7.16

Balance at December 31, 2006	1,283,876	4,032,700	5.31
Increase in authorized shares	1,500,000	—	—
Options granted	(1,647,570)	1,647,570	6.65
Options exercised	—	(259,054)	1.95
Options forfeited	360,990	(360,922)	6.94

Balance at December 31, 2007	1,497,296	5,060,294	5.80
Increase in authorized shares	3,500,000	—	—
Options granted	(1,731,594)	1,731,594	3.41
Restricted stock awards granted	(397,960)	—	—
Options exercised	—	(95,796)	1.36
Options forfeited	720,876	(720,876)	5.79
Restricted stock awards forfeited	1,500	—	—

Balance at December 31, 2008	3,590,118	5,975,216	5.18
Increase in authorized shares	2,000,000	—	—
Options granted	(1,792,750)	1,792,750	1.91
Options exercised	—	(492,003)	1.19
Options forfeited	291,500	(291,500)	6.06
Restricted stock awards forfeited	9,360	—	—

Balance at December 31, 2009	4,098,228	6,984,463	4.58
Increase in authorized shares	2,300,000	—	—
Options granted	(2,040,737)	2,040,737	2.97
Options exercised	—	(176,433)	1.12
Options forfeited/expired	752,279	(752,291)	3.89
Restricted stock awards forfeited	17,925	—	—

Balance at December 31, 2010	5,127,695	8,096,476	4.32
Increase in authorized shares	3,000,000	—	—
Options granted	(2,552,756)	2,552,756	1.59
Restricted stock units granted	(3,190,500)	—	—
Options exercised	—	(16,000)	1.09
Options forfeited/expired	1,041,568	(1,041,568)	3.77
Restricted stock units forfeited	85,000	—	—

Balance at December 31, 2011	3,511,007	9,591,664	$3.66	6.4	$0.00

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Shares Available for Grant of Option or Award	Stock Options Outstanding	Weighted Average Exercise Price per Share - Stock Options	Weighted Average remaining contractual Life	Aggregate Intrinsic Value
Exercisable at December 31, 2011		6,649,320	$4.38	5.4	$0.00
Vested and expected to vest as of December 31, 2011		9,458,504	$3.68	6.4	$0.00

The weighted-average grant date fair value of options granted during the year ended December 31, 2011 was $1.04 per share. The total intrinsic value of options exercised during the year ended December 31, 2011 was $8,000. The intrinsic value is calculated as the difference between the market value as of December 31, 2011 and the exercise price of shares. The market value as of December 31, 2011 was $0.96 per share based on market value as of December 30, 2011 as reported by NASDAQ.

As of December 31, 2010, there were 5,471,163 options outstanding, exercisable and vested at a weighted-average exercise price of $5.04 per share. As of December 31, 2009, there were 4,472,677 options outstanding, exercisable and vested at a weighted-average exercise price of $5.37 per share. The weighted-average grant date fair value of options granted in the years ended December 31, 2010 and 2009 was $1.97 and $1.30, respectively.

Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2010	—	$—
Restricted stock units granted	3,190,500	1.13
Restricted stock units forfeited	(85,000)	1.13

Unvested restricted stock units outstanding at December 31, 2011	3,105,500	$1.13

Restricted stock award activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock awards outstanding at December 31, 2007	—	$—
Awards granted	397,960	2.37
Awards forfeited	(1,500)	2.37

Unvested restricted stock awards outstanding at December 31, 2008	396,460	2.37
Awards released	(195,470)	2.37
Awards forfeited	(9,360)	2.37

Unvested restricted stock awards outstanding at December 31, 2009	191,630	2.37
Awards released	(173,705)	2.37
Awards forfeited	(17,925)	2.37

Unvested restricted stock awards outstanding at December 31, 2010 and 2011	—	—

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company measures compensation expense for restricted stock awards and restricted stock units at fair value on the grant date and recognizes the expense over the expected vesting period. The fair value for restricted stock awards and restricted stock units is based on the closing price of the Company’s common stock on the grant date. Unvested restricted stock awards are subject to repurchase at no cost to the Company.

Non-employee Stock-Based Compensation

The Company records stock option grants to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest.

There were no stock option grants to non-employees in the years ended December 31, 2011, 2010 or 2009. When terminating, if employees continue to provide service to the Company as consultants and their grants are permitted to continue to vest, the expense associated with the continued vesting of the related stock options is classified as non-employee stock compensation expense after the status change.

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $18,000, $0.1 million and $0.1 million in 2011, 2010 and 2009, respectively, and $1.6 million for the period from August 5, 1997 (date of inception) through December 31, 2011.

ESPP

In January 2004, the Board of Directors adopted the ESPP, which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. The Company issued 112,931, 134,327 and 149,996 shares of common stock during 2011, 2010 and 2009, respectively, pursuant to the ESPP at an average price of $1.11, $1.70 and $1.66 per share, in 2011, 2010 and 2009, respectively. At December 31, 2011 the Company had 316,383 shares of common stock reserved for issuance under the ESPP.

Note 13 — Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. The Company did not record an income tax provision in the year ended December 31, 2011 because the Company had a net taxable loss in the period.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company recorded the following income tax provision as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$(176)	$150
State	—	—	—

Total	$—	$(176)	$150

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2011	2010	2009
Deferred tax assets:
Depreciation and amortization	$7,579	$9,151	$10,458
Reserves and accruals	3,524	3,632	2,784
Net operating losses	141,226	121,603	103,166
Tax credits	16,778	16,249	18,632

Total deferred tax assets	169,107	150,635	135,040
Less: Valuation allowance	(169,107)	(150,635)	(135,040)

Net deferred tax assets	$—	$—	$—

Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting the Company’s future results, the Company maintained a full valuation allowance on the net deferred tax assets as of December 31, 2011, 2010 and 2009. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $18.5 million in 2011, increased by $15.6 million in 2010, and decreased by $9.6 million in 2009.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

As a result of certain realization requirements of accounting guidance for stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2011, 2010 and 2009 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.8 million if and when such benefits are ultimately realized and reduce taxes payable.

The following are the Company’s valuation and qualifying accounts (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2009:
Deferred tax valuation allowance	$144,600	(9,560)	—	—	$135,040
Year Ended December 31, 2010:
Deferred tax valuation allowance	$135,040	15,595	—	—	$150,635
Year Ended December 31, 2011:
Deferred tax valuation allowance	$150,635	18,472	—	—	$169,107

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2011	2010	2009
Tax at federal statutory tax rate	(34)%	(34)%	34%
State income tax, net of federal tax benefit	(6)%	(6)%	6%
Research and development credits	(1)%	(4)%	(8)%
Deferred tax assets (utilized) not benefited	39%	42%	(37)%
Stock-based compensation	1%	1%	4%
Warrant expense	0%	0%	2%
Other	1%	0%	0%

Total	0%	(1)%	1%

The Company had federal net operating loss carryforwards of approximately $374.6 million and state net operating loss carryforwards of approximately $249.8 million before federal benefit at December 31, 2011. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2020 and 2012, respectively. The net operating loss carryforwards include deductions for stock options.

The Company had research credit carryforwards of approximately $10.1 million and $9.7 million for federal and California state income tax purposes, respectively, at December 31, 2011. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. The Company’s existing net operating losses and tax credits are subject to limitations arising from previous ownership changes. Future changes in the Company’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code and result in additional limitations. During the year ended December 31, 2007, the Company conducted a study and

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

determined that the Company would not be able to utilize a portion of its federal research credit as a result of such a restriction. Accordingly, the Company reduced its deferred tax assets and the corresponding valuation allowance by $0.8 million. As a result, the research credit amount as of December 31, 2007 reflects the restriction on the Company’s ability to use the credit.

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

The cumulative effect of adopting the current guidance on uncertain tax positions on January 1, 2007 resulted in no liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million. We are currently under examination by the Internal Revenue Service (“IRS”) for the tax year 2009 and have made adjustments to our deferred balances for NOL carryforwards, Research credits, and charitable contribution carryovers as a result of information obtained from the IRS examination. As we maintained a full valuation allowance against our deferred tax assets, the adjustments resulted in no additional tax expense in the current period. We have also adjusted our unrealized tax benefits accordingly; however, in general, the statute of limitations for tax liabilities for these years remains open for the purpose of adjusting the amounts of the losses and credits carried forward from those years.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (“UTBs”) (in thousands):

	Federal and State Tax	Federal Tax Benefit of State Income Tax UTBs	Unrecognized Income Tax Benefits - Net of Federal Benefit of State UTBs
Unrecognized tax benefits balance at January 1, 2009	$4,235	$929	$3,306
Addition for tax positions of prior years	—	—	—
Addition for tax positions related to the current year	507	104	403

Unrecognized tax benefits balance at December 31, 2009	4,742	1,033	3,709
Addition for tax positions of prior years	103	20	83
Addition for tax positions related to the current year	503	101	402

Unrecognized tax benefits balance at December 31, 2010	5,348	1,154	4,194
Reduction for tax positions of prior years	(244)	(53)	(191)
Addition for tax positions related to the current year	387	73	314

Unrecognized tax benefits balance at December 31, 2011	$5,491	$1,174	$4,317

Included in the balance of unrecognized tax benefits as of December 31, 2011, 2010 and 2009 are $4.3 million, $4.2 million and $3.7 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during 2011, 2010 or 2009. The Company does not expect its unrecognized tax benefit to change materially over the next twelve months.

Note 14 — Interest and Other, Net

Components of Interest and Other, net were as follows (in thousands):

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2011
	2011	2010	2009
Unrealized gain on ARS (Note 3 and Note 4)	$—	$2,358	$1,031	$—
Unrealized loss on investment put options related to ARS Rights (Note 3 and Note 4)	—	(2,358)	(1,031)	—
Warrant expense	—	—	(1,585)	(1,585)
Interest income and other income	143	335	593	29,011
Interest expense and other expense	(39)	(163)	(409)	(5,972)

Interest and Other, net	$104	$172	$(1,401)	$21,454

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

Warrant expense for 2009 and the period from inception to December 31, 2011 was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consisted of interest expense on borrowings under the Company’s equipment financing lines and, through June 30, 2010, interest expense on its loan agreement with UBS Bank USA and UBS Financial Services Inc.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 15 — Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Total revenues	$763	$1,053	$1,427	$757
Net loss	(11,712)	(13,632)	(10,639)	(11,877)
Net loss allocable to common stockholders	(11,712)	(16,489)	(10,639)	(11,877)
Net loss per share allocable to common stockholders — basic and diluted	$(0.18)	$(0.23)	$(0.15)	$(0.16)
2010
Total revenues	$621	$462	$394	$1,099
Net loss	(12,189)	(13,144)	(12,341)	(11,613)
Net loss per share — basic and diluted	$(0.20)	$(0.21)	$(0.19)	$(0.17)

Note 16 — Subsequent Events

During the period January 1, 2012 through March 12, 2012, the Company issued 2,596,341 shares of common stock pursuant to the MLV Agreement at a weighted average price of $1.12 per share for total net proceeds of $2.8 million after commission and other costs of $89,000.

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

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors” and “Executive Officers.”

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding our Section 16 beneficial ownership reporting compliance is incorporated by reference from our definitive Proxy Statement described above, where it appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees of the Company. We publicize the Code of Ethics through posting the policy on our website, www.cytokinetics.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	9,591,664	$3.66	3,827,390	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	9,591,664	$3.66	3,827,390

(1)	Includes 316,383 shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

      (1) Financial Statements (included in Part II of this report):

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets

•	Statements of Operations

•	Statements of Stockholders’ Equity (Deficit)

•	Statements of Cash Flows

•	Notes to Financial Statements

      (2) Financial Statement Schedules:

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

      (3) Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(17)

3.3	Amended and Restated Bylaws.(2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(5)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(3)

4.4	Form of Common Stock Warrant Agreement(18)

4.5	Form of Preferred Stock Warrant Agreement(18)

10.1	1997 Stock Option/Stock Issuance Plan.(2)

10.2	2004 Equity Incentive Plan, as amended.(17)

10.3	2004 Employee Stock Purchase Plan.(2)

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(2)

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(2)

Exhibit Number	Description

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(2)

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(2)

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(2)

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(2)

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(2)

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

10.15	Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(2)

10.16	Loan Proposal, executed January 18, 2006, by and between the Company and General Electric Capital Corporation.(7)

10.17	Loan Proposal, executed March 16, 2006, by and between the Company and General Electric Capital Corporation.(10)

*10.18	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(11)

10.19	Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(8)

10.20	Form of Indemnification Agreement between the Company and each of its directors and executive officers.(9)

*10.21	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(12)

10.22	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(9)

10.23	Form of Executive Employment Agreement between the Company and its executive officers.(9)

*10.24	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

*10.25	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

10.26	Acceptance of UBS AG Settlement Offer Relating to Auction Rate Securities dated October 27, 2008.(15)

*10.27	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

Exhibit Number	Description

10.28	Credit Line Agreement, effective December 30, 2008, by and among the Company, UBS Bank USA and UBS Financial Services Inc.(15)

*10.29	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

10.30	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.(15)

10.31	Form of Subscription Agreement, dated May 18, 2009, between the Company and the investor signatories thereto.(14)

10.32	Form of Warrant, dated May 18, 2009, between the Company and the investor signatories thereto.(14)

10.33	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(2)

10.34	Amendment No. 1, effective January 1, 2005, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(13)

*10.35	Consent and Amendment No. 2, effective May 18, 2009, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(13)

10.36	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(2)

10.37	Amendment No. 1 to Common Stock Purchase Agreement, dated October 15, 2010, by and between the Company and Kingsbridge Capital Limited.(16)

10.38	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership.(19)

*10.39	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(19)

10.40	Securities Purchase Agreement, dated April 18, 2011, between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.(3)

10.41	At the Market Issuance Sales Agreement, dated June 10, 2011, between the Company and McNicoll, Lewis & Vlak LLC.(6)

*10.42	Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011.

23.1	Consent of Independent registered public accounting firm.

24.1	Power of Attorney (see page 126).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS †	XBRL Instance Document.

101.SCH †	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.

(2)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2011.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(11)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2009.

(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2009.

(15)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2010.

(17)	Incorporated by reference from our Quarterly Report on From 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.

(18)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.

(19)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011.

*

Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

†

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

Dated: March 13, 2012

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

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2012

/s/ SHARON A. BARBARI Sharon A. Barbari	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Executive)	March 13, 2012

/s/ L. PATRICK GAGE, PH.D. L. Patrick Gage, Ph.D.	Chairman of the Board of Directors	March 13, 2012

/s/ SANTO J. COSTA Santo J. Costa	Director	March 13, 2012

/s/ STEPHEN DOW Stephen Dow	Director	March 13, 2012

/s/ DENISE M. GILBERT, PH.D. Denise M. Gilbert, Ph.D.	Director	March 13, 2012

/s/ JOHN T. HENDERSON, M.B. CH.B. John T. Henderson, M.B. Ch.B.	Director	March 13, 2012

Sanford D. Smith	Director

/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director	March 13, 2012

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(17)

3.3	Amended and Restated Bylaws.(2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(5)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(3)

4.4	Form of Common Stock Warrant Agreement(18)

4.5	Form of Preferred Stock Warrant Agreement(18)

10.1	1997 Stock Option/Stock Issuance Plan.(2)

10.2	2004 Equity Incentive Plan, as amended.(17)

10.3	2004 Employee Stock Purchase Plan.(2)

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(2)

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(2)

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(2)

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(2)

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(2)

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(2)

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(2)

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

10.15	Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(2)

10.16	Loan Proposal, executed January 18, 2006, by and between the Company and General Electric Capital Corporation.(7)

Exhibit Number	Description

10.17	Loan Proposal, executed March 16, 2006, by and between the Company and General Electric Capital Corporation.(10)

*10.18	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(11)

10.19	Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(8)

10.20	Form of Indemnification Agreement between the Company and each of its directors and executive officers.(9)

*10.21	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(12)

10.22	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(9)

10.23	Form of Executive Employment Agreement between the Company and its executive officers.(9)

*10.24	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

*10.25	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

10.26	Acceptance of UBS AG Settlement Offer Relating to Auction Rate Securities dated October 27, 2008.(15)

*10.27	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

10.28	Credit Line Agreement, effective December 30, 2008, by and among the Company, UBS Bank USA and UBS Financial Services Inc.(15)

*10.29	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

10.30	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.(15)

10.31	Form of Subscription Agreement, dated May 18, 2009, between the Company and the investor signatories thereto.(14)

10.32	Form of Warrant, dated May 18, 2009, between the Company and the investor signatories thereto.(14)

10.33	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(2)

10.34	Amendment No. 1, effective January 1, 2005, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(13)

*10.35	Consent and Amendment No. 2, effective May 18, 2009, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(13)

10.36	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(2)

10.37	Amendment No. 1 to Common Stock Purchase Agreement, dated October 15, 2010, by and between the Company and Kingsbridge Capital Limited.(16)

Exhibit Number	Description

10.38	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership.(19)

*10.39	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(19)

10.40	Securities Purchase Agreement, dated April 18, 2011, between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.(3)

10.41	At the Market Issuance Sales Agreement, dated June 10, 2011, between the Company and McNicoll, Lewis & Vlak LLC.(6)

*10.42	Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011.

23.1	Consent of Independent registered public accounting firm.

24.1	Power of Attorney (see page 126).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS †	XBRL Instance Document.

101.SCH †	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.

(2)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2011.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(11)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2009.

(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2009.

(15)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2010.

(17)	Incorporated by reference from our Quarterly Report on From 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.

(18)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.

(19)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011.

*

Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.

†

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