Form 10-Q
period 2012-03-31
CYTOKINETICS INC
filed 2012-05-04
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of common stock, $0.001 par value, outstanding as of April 27, 2012: 77,512,080.

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of March 31, 2012 and December 31, 2011	3
Unaudited Condensed Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011, and the period from August 5, 1997 (date of inception) to March 31, 2012	4
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and the period from August 5, 1997 (date of inception) to March 31, 2012	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3. Defaults Upon Senior Securities	38
Item 4. Mine Safety Disclosure	38
Item 5. Other Information	38
Item 6. Exhibits	39
SIGNATURES	40
EXHIBIT INDEX	41

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$17,815	$18,833
Short-term investments	25,265	30,190
Related party accounts receivable	83	14
Prepaid and other current assets	2,058	2,103

Total current assets	45,221	51,140
Property and equipment, net	1,132	1,310
Restricted cash	51	196
Other assets	127	127

Total assets	$46,531	$52,773

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$926	$1,196
Accrued liabilities	3,541	3,232
Related party payables and accrued liabilities	—	12
Short-term portion of equipment financing lines	—	152

Total current liabilities	4,467	4,592
Long-term portion of deferred rent	57	3

Total liabilities	4,524	4,595

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares Issued and outstanding: Series A Convertible Preferred Stock — 8,070 shares at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value:
Authorized: 245,000,000 shares Issued and outstanding: 77,512,080 shares at March 31, 2012 and 74,915,739 shares at December 31, 2011	78	75
Additional paid-in capital	460,369	456,610
Accumulated other comprehensive income (loss)	(2)	3
Deficit accumulated during the development stage	(418,438)	(408,510)

Total stockholders’ equity	42,007	48,178

Total liabilities and stockholders’ equity	$46,531	$52,773

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Period from August 5, 1997 (Date of Inception) to March 31, 2012
	March 31, 2012	March 31, 2011
Revenues:
Research and development revenues from related parties	$1,176	$389	$52,327
Research and development, grant and other revenues	644	374	6,634
License revenues from related parties	—	—	112,935

Total revenues	1,820	763	171,896

Operating expenses:
Research and development	8,745	9,179	461,217
General and administrative	3,056	3,336	147,008
Restructuring charges (reversals)	(41)	—	3,601

Total operating expenses	11,760	12,515	611,826

Operating loss	(9,940)	(11,752)	(439,930)
Interest and other, net	12	40	21,466

Loss before income taxes	(9,928)	(11,712)	(418,464)
Income tax benefit	—	—	(26)

Net loss	(9,928)	(11,712)	(418,438)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(2,857)

Net loss allocable to common stockholders	$(9,928)	$(11,712)	$(421,295)

Net loss per share allocable to common stockholders — basic and diluted	$(0.13)	$(0.18)

Weighted-average number of shares used in computing net loss per common share — basic and diluted	76,082	66,911

Comprehensive loss	$(9,933)	$(11,699)	$(418,440)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Period from August 5, 1997 (Date of Inception) to March 31, 2012
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(9,928)	$(11,712)	$(418,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	178	423	28,841
Loss on disposal of equipment	—	—	301
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	(41)	—	651
Non-cash interest expense	—	—	504
Non-cash forgiveness of loans to officers	—	—	434
Stock-based compensation	943	761	33,288
Non-cash warrant expense	—	—	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	(69)	12	(434)
Prepaid and other assets	45	(1,255)	(2,213)
Accounts payable	(257)	(33)	1,091
Accrued and other liabilities	404	(1,104)	3,310
Related party payables and accrued liabilities	(12)	11	—
Deferred revenue	—	17	—

Net cash used in operating activities	(8,737)	(12,880)	(350,795)

Cash flows from investing activities:
Purchases of investments	(10,747)	(7,123)	(970,202)
Proceeds from sales and maturities of investments	15,667	18,020	924,994
Proceeds from sales of auction rate securities	—	—	20,025
Purchases of property and equipment	(13)	(175)	(31,049)
Proceeds from sales of property and equipment	—	—	141
(Increase) decrease in restricted cash	145	349	(51)
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	859

Net cash provided by (used in) investing activities	5,052	11,071	(56,429)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	—	—	206,871
Proceeds from draw down of committed equity financing facilities and at-the-market facility, net of commission and issuance costs	2,819	—	58,094
Proceeds from other issuances of common stock and warrants, net of issuance costs	—	8	18,115
Proceeds from issuance of preferred stock, net of issuance costs	—	—	142,501
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	—	12,441
Repayment of loan with UBS	—	—	(12,441)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	(152)	(261)	(24,170)

Net cash provided by (used in) financing activities	2,667	(253)	425,039

Net increase (decrease) in cash and cash equivalents	(1,018)	(2,062)	17,815
Cash and cash equivalents, beginning of period	18,833	17,514	—

Cash and cash equivalents, end of period	$17,815	$15,452	$17,815

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $418.4 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $9.9 million and net cash used in operations of $8.7 million for the three months ended March 31, 2012. Cash, cash equivalents and investments decreased to $43.1 million at March 31, 2012 from $49.0 million at December 31, 2011. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at March 31, 2012 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 13, 2012.

Restricted Cash

In accordance with the terms of the Company’s line of credit agreement with General Electric Capital Corporation (“GE Capital”), the Company is obligated to maintain a certificate of deposit with the lender. In January 2012, GE Capital reduced the amount of the Company’s certificate of deposit.

The balance of the certificate of deposit, which the Company classifies as restricted cash, was as follows (in thousands):

	March 31, 2012	December 31, 2011
Certificate of deposit classified as restricted cash	$51	$196

Note 2. Net Loss Per Share

Basic net loss per share allocable to common stockholders is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share allocable to common stockholders is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock units, warrants, convertible preferred stock and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”), by applying the treasury stock method. The following is the calculation of basic and diluted net income (loss) per share allocable to common stockholders (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	March 31, 2011
Net loss allocable to common stockholders	$(9,928)	$(11,712)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share allocable to common stockholders)	76,082	66,911

Net loss per common share allocable to common stockholders — basic and diluted	$(0.13)	$(0.18)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Options to purchase common stock	11,357	10,075
Warrants to purchase common stock	6,685	4,027
Series A convertible preferred stock (as converted to common stock)	8,070	—
Restricted stock units	3,061	—
Shares issuable related to the ESPP	117	94

Total shares	29,290	14,196

Note 3. Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Three Months Ended		Period from August 5, 1997 (date of inception) to March 31, 2012
	March 31, 2012	March 31, 2011
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	—	110	—
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Warrants issued in equity financing	—	—	1,585

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

	Three Months Ended
	March 31, 2012	March 31, 2011
FTE reimbursements	$1,173	$363
Reimbursements of other costs	3	26

Total research and development revenues from Amgen	1,176	389

Total revenue from Amgen	$1,176	$389

Related party accounts receivable related to Amgen were as follows (in thousands):

	March 31, 2012	December 31, 2011
Related party accounts receivable — Amgen	$83	$14

GlaxoSmithKline (“GSK”)

Related party payables and accrued liabilities due to GSK were as follows (in thousands):

	March 31, 2012	December 31, 2011
Related party payables and accrued liabilities — GSK	$—	$11

Note 5. Other Research and Development Revenue Arrangements

Grant

In 2010, the National Institute of Neurological Disorders and Stroke (“NINDS”) awarded to the Company a $2.8 million grant to support research and development of CK-2017357 directed to the potential treatment for myasthenia gravis for a period of up to three years. Management has determined that the Company is the principal participant in the grant arrangement, and, accordingly, the Company records amounts earned under the arrangement as revenue. The Company recognized grant revenue under this grant arrangement as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
NINDS myasthenia gravis	$298	$374

Other

In October 2011, as part of an initiative to seek certain more focused collaborations intended to allow us to offset our research costs, the Company entered into an agreement with Global Blood Therapeutics, Inc., (formerly called Global Blood Targeting, Inc.) an early-stage biopharmaceutical company. Under an agreed research plan, scientists from Global Blood Therapeutics and our FTEs conduct research focused on small molecule therapeutics that target the blood. The Company provides to Global Blood Therapeutics access to certain research facilities, FTEs and other resources at agreed reimbursement rates that approximate our costs. The Company is the primary obligor in the collaboration arrangement, and accordingly, the Company records expense reimbursements from Global Blood Therapeutics as research and development revenue. Research and development revenue from Global Blood Therapeutics was as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Expense reimbursements from Global Blood Therapeutics	$346	$—

Note 6. Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and available for sale investments at March 31, 2012 and December 31, 2011 were as follows (in thousands):

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$9,149	$—	$—	$9,149

Cash equivalents — U.S. Treasury securities	$2,200	$—	$—	$2,200	4/2012

Short-term investments — U.S. Treasury securities	$25,268	$—	$(3)	$25,265	4/2012-10/2012

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$13,650	—	—	$13,650

Short-term investments — U.S. Treasury securities	$30,187	$4	$(1)	$30,190	1/2012—6/2012

As of March 31, 2012 and December 31, 2011, the Company’s U.S. Treasury securities classified as short-term investments had unrealized losses of approximately $3,000 and $1,000, respectively. The unrealized losses in both periods were primarily caused by slight increases in short-term interest rates subsequent to the purchase date of the related securities. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2012 through May 3, 2012, and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended		Period from August 5, 1997 (date of inception) to March 31, 2012
	March 31, 2012	March 31, 2011
Interest income	$14	$52	$28,539

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

Financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 were classified in one of the three categories described above as follows (in thousands):

	March 31, 2012
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$9,149	$—	$—	$9,149
U.S. Treasury securities	27,465	—	—	27,465

Total	$36,614	$—	$—	$36,614

Amounts included in:
Cash and cash equivalents	$11,349	$—	$—	$11,349
Short-term investments	25,265	—	—	25,265

Total	$36,614	$—	$—	$36,614

	December 31, 2011
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$13,650	$—	$—	$13,650
U.S. Treasury securities	30,190	—	—	30,190

Total	$43,840	$—	$—	$43,840

Amounts included in:
Cash and cash equivalents	$13,650	$—	$—	$13,650
Short-term investments	30,190	—	—	30,190

Total	$43,840	$—	$—	$43,840

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets.

As of March 31, 2012 and December 31, 2011, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs.

The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 8. Restructuring

In October 2011, the Company announced a restructuring plan to realign its workforce and operations in line with its continued commitment to focus primarily on the development of its key later-stage development programs for CK-2017357 and omecamtiv mecarbil and on its follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation compounds in its cardiac muscle contractility program. As a result, the Company reduced its workforce by 18 employees, or approximately 18%, to 83 employees. The Company provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. The Company incurred restructuring charges of $1.2 million in the fourth quarter of 2011, primarily personnel-related termination costs. The following table summarizes the activity for the restructuring plan in 2012 (in thousands):

Employee Severance and Related Benefits
Restructuring liability at December 31, 2011	$194
Charges (reversals of charges)	(41)
Cash payments	(109)

Restructuring liability at March 31, 2012	$44

Note 9. Stockholders’ Equity (Deficit)

MLV

On June 10, 2011, the Company entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 14,383,670 shares, whichever occurs first, from time to time through MLV as the sales agent. The issuance and sale of shares by the Company under the MLV Agreement, if any, are subject to the continued effectiveness of the Company’s registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869). During the three months ended March 31, 2012, the Company issued 2,596,341 shares of common stock through MLV for net proceeds of approximately $2.8 million. As of March 31, 2012, the Company had issued a total of 5,175,549 shares through MLV for total net proceeds of approximately $5.3 million.

Stock Option Plans

Stock option activity for the three months ended March 31, 2012 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2011	3,511,007	9,591,664	$3.66
Options granted	(2,155,160)	2,155,160	$1.04
Options exercised	—	—	—
Options forfeited/expired	390,321	(390,321)	$4.13
Restricted stock units forfeited	45,000	—	—

Balance at March 31, 2012	1,791,168	11,356,503	$3.14

Restricted stock unit activity for the three months ended March 31, 2012 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2011	3,105,500	$1.13
Restricted stock units forfeited	(45,000)	1.13

Unvested restricted stock units outstanding at March 31, 2012	3,060,500	$1.13

Note 10. Interest and Other, Net

Components of Interest and other, net were as follows (in thousands):

	Three Months Ended		Period from August 5, 1997 (date of inception) to March 31, 2012
	March 31, 2012	March 31, 2011
Interest income and other income	$15	$55	29,026
Interest expense and other expense	(3)	(15)	(5,975)
Warrant expense	—	—	$(1,585)

Interest and other, net	$12	$40	$21,466

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consisted of interest expense on borrowings under the Company’s equipment financing lines and, through June 30, 2010, on its loan agreement with UBS Bank USA and UBS Financial Services Inc.

Warrant expense for the period from inception to March 31, 2012 was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.

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

The Company files income tax returns with the United States Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are made, the Company is subject to income tax examination for all fiscal years since inception. The tax year 2009 is currently under an examination by the IRS’s Large Business and International Division. The Company believes that it maintains adequate reserves for uncertain tax positions.

Note 12. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued new accounting guidance that revised the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to present comprehensive income either in a continuous statement of comprehensive income, which replaces the statement of operations, or in two separate, consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income, nor does it require new disclosures. The Company’s adoption of the new guidance on January 1, 2012 did not have a material impact on its financial position or results of operations.

In May 2011, the FASB issued updated accounting guidance on fair value measurements and disclosures. The new guidance primarily includes clarifications of existing guidance and certain changes to conform to International Financial Reporting Standards. The Company’s adoption of the new guidance on January 1, 2012 did not have a material impact on its financial position or results of operations.

Accounting Pronouncements Not Yet Adopted

None

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

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	anticipated interactions with regulatory authorities regarding the clinical development of CK-2017357 and the potential outcomes of such interactions;

•	our anticipated filing of an investigational new drug application (“IND”) for CK-2127107 with the U.S. Food and Drug Administration (“FDA”);

•	our and our partners’, such as Amgen’s, plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our plans to seek one or more strategic partners to develop and commercialize CK-2017357 and CK-2127107 and our smooth muscle myosin inhibitors;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances and sponsored research arrangements, such as with Amgen;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the cytoskeleton and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations and equipment financing lines;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

Amgen’s decisions with respect to the timing, design and conduct of development activities for omecamtiv mecarbil, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our ability to enter into partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our receipt of funds and access to other resources under our current or future strategic alliances or sponsored research arrangements;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;

•	difficulties or delays in or slower than anticipated patient enrollment in our or our partners’ clinical trials;

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

Our drug candidates currently in clinical development include omecamtiv mecarbil for the potential treatment of heart failure and CK-2017357 for the potential treatment of diseases or medical conditions associated with skeletal muscle weakness or wasting. We are also advancing a structurally distinct, fast skeletal muscle sarcomere activator, CK-2127107, in non-clinical studies intended to enable the filing of an IND with the FDA. In addition, we are conducting preclinical research on compounds that inhibit smooth muscle contractility. These compounds may be useful as potential treatments for diseases and conditions complicated by bronchoconstriction, such as asthma and chronic obstructive pulmonary disease.

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

Enrollment has been completed in the first cohort of an international, randomized, double-blind, placebo-controlled Phase IIb clinical trial designed to evaluate the safety and efficacy of an intravenous formulation of omecamtiv mecarbil in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure. Over 200 patients were enrolled in this cohort. This trial, known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), is sponsored by Amgen in collaboration with Cytokinetics. A review of data from the first cohort of this trial will be conducted by an independent data monitoring committee. A decision regarding the potential progression to the second cohort of the trial is anticipated in the second quarter of 2012.

In February 2012, Amgen initiated a randomized, open-label, four-period cross-over Phase I study designed to assess the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil in healthy volunteers. We anticipate that data from this study will be evaluated in the second half of 2012. We expect that these data will enable selection of one or more of these oral formulations for use in future clinical studies conducted in stable heart failure patients. We and Amgen are discussing plans for the initiation of an additional clinical trial designed to assess the safety, tolerability and pharmacokinetics of one or more oral formulations of omecamtiv mecarbil in stable heart failure patients. We expect to provide updated guidance on the timing of this clinical trial following further discussions with Amgen.

We are conducting joint research activities with Amgen under a research plan, intended to be conducted through 2012, directed to next-generation compounds in our cardiac muscle contractility program. Under our collaboration agreement, Amgen will reimburse us for the agreed research activities we perform.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $1.1 million and $0.4 million in the first quarter of 2012 and 2011, respectively. We recognized research and development revenue from Amgen of $1.2 million and $0.4 million in the first quarter of 2012 and 2011, respectively, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses.

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

Skeletal Muscle Contractility

CK-2017357 is the lead drug candidate from this program. We are also advancing a potential drug candidate from this program, CK-2127107, in non-clinical studies intended to enable the filing of an IND. CK-2017357 and CK-2127107 are structurally distinct and selective small molecule activators of the fast skeletal muscle sarcomere. CK-2127107 arose from our optimization of a different chemical series than that which produced CK-2017357. These compounds activate the fast skeletal muscle troponin complex by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. We are evaluating the potential indications for which CK-2017357 and CK-2127107 may be useful.

Each of CK-2017357 and CK-2127107 has demonstrated encouraging pharmacological activity in preclinical models. In addition, with respect to CK-2017357, evidence of potentially clinically relevant pharmacodynamic effects has been observed in healthy volunteers, in patients with amyotrophic lateral sclerosis (“ALS”), and in patients with peripheral artery disease and claudication. In July 2010, we were awarded a grant in the amount of approximately $2.8 million by the National Institute of Neurological Disorders and Stroke, which is intended to support for three years our research and development of CK-2017357 for the potential treatment of myasthenia gravis. The grant was awarded under the American Recovery and Reinvestment Act of 2009. We recognized revenue of $0.3 million and $0.4 million under this grant arrangement in the first quarter of 2012 and 2011, respectively, which we recorded as research and development, grant and other revenues.

In 2010, we initiated three “evidence of effect” Phase IIa clinical trials of CK-2017357. Two of these trials have been completed, one in patients with ALS and one in patients with claudication associated with peripheral artery disease. A trial in patients with generalized myasthenia gravis is ongoing. These studies are intended to translate the mechanism of action of CK-2017357 into potentially clinically relevant pharmacodynamic effects (as we did in healthy volunteers), which may then form the basis for larger clinical trials designed to demonstrate proof of concept and possibly even to support registration.

CK-2017357: ALS. CK-2017357 has received an orphan drug designation from the FDA for the potential treatment of ALS. In March 2012, CK-2017357 received an orphan medicinal product designation from the European Medicines Agency for the potential treatment of ALS. In April 2012, CK-2017357 received a fast track designation from the FDA for the potential treatment of ALS.

In the second quarter of 2012, we completed our CY 4024 trial, a two-part, Phase II safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of multiple doses of CK-2017357 in ALS patients. In Part A, 24 ALS patients not taking riluzole were randomized to receive daily oral doses of placebo or 125 mg, 250 mg, or 375 mg of CK-2017357, respectively, for two weeks. Part B was identical in design to Part A, except that all patients in Part B received riluzole at a reduced dose of 50 mg daily throughout the 14 days of treatment with CK-2017357 or matching placebo. Part A of this trial was completed in 2011. In April 2012, at the American Academy of Neurology (AAN) 64th Annual Meeting, investigators presented data from both Parts A and B of this trial. In Part B, CK-2017357 appeared to be safe and well-tolerated dosed once daily for two weeks at 125 mg, 250 mg, or 375 mg. Adverse events and clinical assessments during treatment with CK-2017357 appeared similar, with or without co-administration of riluzole. Dizziness, the most commonly reported adverse event, was mostly mild and generally began and resolved early after initiating treatment. While the trial was not designed or powered to evaluate statistically the effects of CK-2017357 on the various outcome measures that were assessed during the trial, a combined analysis of patients from Part A (without riluzole) and Part B (with riluzole) suggested encouraging trends that appear dose-related and potentially clinically meaningful in magnitude. Such trends were observed in the ALS Functional Rating Scale in its revised form (ALSFRS-R) and in Maximum Voluntary Ventilation (MVV). There were no statistically significant differences in outcomes measures between patients in Part A and those in Part B.

Also in the second quarter of 2012, we completed our CY 4025 trial, a Phase II, randomized, double-blind, placebo-controlled, multiple-dose clinical trial of CK-2017357 in patients with ALS receiving riluzole at a dose of 50 mg daily. Data from this trial was also presented at the AAN Annual Meeting in April 2012. The primary objective of CY 4025 was to assess the safety and tolerability of CK-2017357 when administered using a twice-daily dose titration regimen to patients with ALS, and to determine if the total daily dose of CK-2017357 could be increased from the 375 mg once-daily dose that had been evaluated in CY 4024 to a target of 250 mg dosed twice daily. The authors concluded that the twice-daily dose titration regimen evaluated in the trial appeared generally safe and well-tolerated, that the majority of patients could be titrated successfully to a CK-2017357 dose level of 250 mg twice daily, and that encouraging trends toward functional improvements were observed in patients receiving CK-2017357 versus patients receiving placebo. Like CY 4024, this trial was not designed or powered to evaluate statistically the effects of CK-2017357 on the various outcome measures that were assessed during the study. However, increases in ALSFRS-R and MVV were observed in patients receiving CK-2017357 relative to patients receiving placebo that were similar in direction and magnitude to those observed in our CY 4024 trial.

In addition, at the April 2012 AAN Annual Meeting, we presented results from a preclinical study designed to examine the effects of CK-2017357 in SOD1 mutant transgenic mice, a model of ALS in humans. Company scientists concluded that mice treated with CK-2017357 maintained hindlimb grip strength during disease progression and that CK-2017357 increased muscle strength of a nerve-muscle pair in situ. There appeared to be a delay in the time to a pre-specified humane endpoint in the CK-2017357-treated mice compared to the age-matched control SOD1 mice. The authors concluded that the preclinical findings support the hypothesis that CK-2017357 may benefit patients with ALS by increasing force generation in fast skeletal muscle fibers.

In 2012, we anticipate additional interactions with regulatory authorities to discuss the development of CK-2017357 as a potential treatment for patients with ALS, including potential registration strategies.

CK-2017357: Myasthenia Gravis. We continue to enroll and dose patients in our Phase IIa evidence of effect clinical trial of CK-2017357 in patients with generalized myasthenia gravis. This clinical trial, initiated in January 2011, is being funded by a $2.8 million grant from the National Institute of Neurological Disorders and Stroke. At least 36 and up to 78 patients are planned to be enrolled in this clinical trial. Patients will receive single oral double-blind doses of placebo and CK-2017357 at 250 mg and 500 mg, each administered in random order approximately one week apart. The primary objective of this trial is to assess the effects of CK-2017357 on measures of muscle strength, muscle fatigue and pulmonary function in these patients. The secondary objectives of this clinical trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of CK-2017357 and its pharmacodynamic effects; to evaluate the safety and tolerability of CK-2017357 administered as single doses to patients with myasthenia gravis; and to evaluate the effect of CK-2017357 on investigator- and patient-determined global functional assessment and the Modified MG Symptom Score, an assessment combining patient reports and physician evaluations to assess the severity of symptoms due to myasthenia gravis. We anticipate that data from this clinical trial will be available in the second half of 2012.

CK-2127107. We continue to conduct non-clinical studies of CK-2127107 intended to support an IND or foreign equivalent. We anticipate filing an IND or foreign equivalent for CK-2127107 by the end of 2012.

Preclinical Research. In March 2012, we announced the publication in the journal Nature Medicine of preclinical research regarding the activation of the troponin complex of fast skeletal muscle by CK-2017357, and the potential role that this novel mechanism may play for improving muscle function in patients with neuromuscular disorders. In April 2012, at the 2012 Experimental Biology Annual Conference, we presented results from a preclinical study designed to assess the effects of CK-2017357 in two models of running fatigue, one of aerobic exercise and the other of anaerobic exercise. The authors concluded that skeletal muscle troponin activators, such as CK-2017357, are capable of substantially improving performance in an endurance-type fatigue assay and in an assay that tests motor coordination under moderately fatiguing and increasingly difficult conditions. These data suggest a role for CK-2017357 and other skeletal muscle troponin activators in reducing muscle fatigue that may have utility in disease conditions in which muscle fatigue may lead to disability.

CK-2017357 and CK-2027107 are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from the potential commercialization of these compounds. We currently fund all research and development costs associated with our skeletal muscle contractility program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $5.9 million in the first quarter of both 2012 and 2011. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance CK-2017357, CK-2127107 or other compounds from this program into and through development.

Smooth Muscle Contractility

Our smooth muscle contractility program is focused on the discovery and development of small molecule smooth muscle myosin inhibitors, which may be useful as potential treatments for diseases and conditions associated with excessive smooth muscle contraction, and leverages our expertise in muscle function and its application to drug discovery. Our inhaled smooth muscle myosin inhibitors have demonstrated pharmacological activity in preclinical models of bronchoconstrictive diseases and may have applications for indications such as asthma or chronic obstructive pulmonary disease. Our smooth muscle myosin inhibitors, administered orally or intravenously, have also demonstrated pharmacological activity in preclinical models of vascular constriction. We continue to conduct preclinical research on compounds from this program.

Our smooth muscle myosin inhibitors are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $0.8 million and $1.3 million in the first quarter of 2012 and 2011, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development.

Development Risks

The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:

•	decisions made by Amgen with respect to the development of omecamtiv mecarbil;

•	our potential inability to obtain the additional funding necessary for us to conduct a registration program for CK-2017357 for the potential treatment of ALS;

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

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

If we fail to complete the development of any of our drug candidates in a timely manner, it could have a material adverse effect on our operations, financial position and liquidity. In addition, any failure by us or our partners to obtain, or any delay in obtaining, regulatory approvals for our drug candidates could have a material adverse effect on our results of operations. A further discussion of the risks and uncertainties associated with completing our programs as planned, or at all, and certain consequences of failing to do so are discussed further in the risk factors entitled “We will need substantial additional capital in the future to sufficiently fund our operations,” “We have never generated, and may never generate, revenues from commercial sales of our drugs and we may not have drugs to market for at least several years, if ever,” “Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval” and “Clinical trials are expensive, time-consuming and subject to delay,” and other risk factors.

Restructuring

In October 2011, we announced a restructuring plan to realign our workforce and operations in line with our continued commitment to focus primarily on the development of our key later-stage development programs for CK-2017357 and omecamtiv mecarbil and on our follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program. As a result, we reduced our workforce by 18 employees, or approximately 18%, to 83 employees. We provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. We incurred restructuring charges of $1.2 million in the fourth quarter of 2011, primarily personnel-related termination costs. As of March 31, 2012, we had a remaining accrued restructuring liability of $44 thousand, which we expect to settle in cash by October 31, 2012.

Results of Operations

Revenues

We recorded total revenues of $1.8 million and $0.8 million for the first quarter of 2012 and 2011, respectively.

Research and development revenues from related parties for the first quarter of 2012 and 2011 consisted of research and development revenues from our strategic collaboration with Amgen. Research and development revenues from Amgen were $1.2 million and $0.4 million for the first quarter of 2012 and 2011, respectively, and in both periods consisted of reimbursements of FTE expenses and other research and development expenses. The research activities under our collaboration with Amgen are anticipated to continue through December 2012.

Research and development, grant and other revenues were $0.6 million and $0.4 million for the first quarter of 2012 and 2011, respectively. Research and development, grant and other revenues in the first quarter of 2012 included grant revenue from the NINDS of $0.3 million and research and development revenue from Global Blood Therapeutics, Inc. of $0.3 million. Research and development, grant and other revenues in the first quarter of 2011 included grant revenue from the NINDS of $0.4 million. In April 2012, we extended our agreement with Global Blood Therapeutics through December 2012.

We anticipate that revenue for the full year 2012 will be in the range of $4.0 million to $5.0 million.

Research and Development Expenses

Research and development expenses were $8.7 million and $9.2 million in the first quarter of 2012 and 2011, respectively. The $0.5 million decrease in research and development expenses in the first quarter of 2012, compared to the same period in 2011, was primarily due to decreases of $0.9 million in laboratory expense and $0.4 million in personnel-related costs, partially offset by an increase of $0.9 million in outsourced clinical and pre-clinical costs.

From a program perspective, the $0.5 million decrease in spending in the first quarter of 2012, compared to the same period in 2011, was due to decreases of $0.7 million for our other research programs and $0.5 million for our smooth muscle contractility program, partially offset by increased spending of $0.7 million for our cardiac muscle contractility program.

Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended
	March 31, 2012	March 31, 2011
Cardiac muscle contractility	$1.1	$0.4
Skeletal muscle contractility	5.9	5.9
Smooth muscle contractility	0.8	1.3
All other research programs	0.9	1.6

Total research and development expenses	$8.7	$9.2

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

We expect our research and development expenditures to continue to decrease in 2012 compared to 2011. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue development of our drug candidate CK-2017357 and our potential drug candidate CK-2127107 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. We expect to continue preclinical research on our smooth muscle myosin inhibitor compounds, which may be useful for the potential treatment of diseases and medical conditions associated with bronchoconstriction or vasoconstriction. We anticipate that research and development expenses in 2012 will be in the range of $32 million to $35 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.4 million are included in our estimate of 2012 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $3.1 million and $3.3 million in the first quarter of 2012 and 2011, respectively. The decrease in the first quarter of 2012, compared to the same period in 2011, was primarily due to a decrease of $0.4 million in personnel expenses, partially offset by an increase of $0.1 million in legal costs.

We expect that general and administrative expenses in 2012 will remain at approximately the same level as in 2011. We anticipate that general and administrative expenses will be in the range of $13 million to $14 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.3 million are included in our estimate of 2012 general and administrative expenses.

Interest and Other, Net

Interest income and other income decreased in the first quarter of 2012 compared to the same period in 2011, due to lower average effective interest rates and lower average invested balances.

Interest expense and other expense decreased in the first quarter of 2012 compared to the same period in 2011, due to lower interest expense on our equipment financing debt. We repaid the remaining outstanding equipment financing debt in the first quarter of 2012.

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

We file income tax returns with the United States Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are made, we are subject to income tax examination for all fiscal years since inception. The tax year 2009 is currently under an examination by the IRS’s Large Business and International Division. We believe that we maintain adequate reserves for uncertain tax positions.

Critical Accounting Policies

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There has been no material change to our critical accounting policies since then.

Recent Accounting Pronouncements

See Note 12, “Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through March 31, 2012, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

MLV

On June 10, 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 14,383,670 shares, whichever occurs first, from time to time through MLV as the sales agent. Our issuance and sale of shares under the MLV Agreement, if any, are subject to the continued effectiveness of our registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869). During the period from January 1, 2012 through May 3, 2012, we issued 2,596,341 shares of common stock through MLV for net proceeds of approximately $2.8 million. As of May 3, 2012, we had issued a total of 5,175,549 shares through MLV for total net proceeds of approximately $5.3 million.

Grant

We are eligible to request up to $0.5 million in future grant payments from the National Institute of Neurological Disorders and Stroke, provided we incur eligible research and development costs for CK-2017357 directed to the potential treatment for myasthenia gravis for three years from the grant date.

Sources and Uses of Cash

Our cash, cash equivalents and investments, excluding restricted cash, totaled $43.1 million at March 31, 2012, down from $49.0 million at December 31, 2011. The decrease of $5.9 million was primarily due to the use of cash to fund operations, partially offset by net proceeds from stock issuances through MLV.

Net cash used in operating activities was $8.7 million in the first quarter of 2012 and primarily resulted from the net loss of $9.9 million. Net cash used in operating activities in the first quarter of 2011 was $12.9 million and primarily resulted from the net loss of $11.7 million.

Net cash provided by investing activities was $5.1 million in the first quarter of 2012 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $4.9 million. Net cash provided by investing activities in the first quarter of 2011 was $11.1 million and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $10.9 million.

Net cash provided by financing activities was $2.7 million in the first quarter of 2012 and primarily consisted of net proceeds of $2.8 million from our sale of 2,596,341 shares of common stock through MLV. Net cash used in financing activities in the first quarter of 2011 was $0.3 million and primarily consisted of repayments of $0.3 million of our equipment financing line debt. We repaid the remaining balance of the equipment financing line debt in the March 2012. There are no further funds available to us under this line.

Shelf Registration Statement. In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $100.0 million. As of May 4, 2012, $100.0 million remains available to us under this shelf registration statement. The specific terms of offerings, if any, under the shelf registration statement will be established at the time of such offerings.

As of March 31, 2012, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating leases (1)	$3,019	$6,574	$7,117	$4,698	$21,408

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

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

We have incurred an accumulated deficit of $418.4 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to development stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we will require significant additional funding to enable us to conduct the registration trials we believe may be required to obtain marketing approval for CK-2017357 for the potential treatment of ALS. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than grant funding for our myasthenia gravis clinical activities, and reimbursements, milestone and royalty payments that we may receive under our collaboration agreement with Amgen. We may not receive any further funds under that agreement. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent years, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

If we cannot raise the funds we need to operate our business, we will need to discontinue certain research and development activities. For example, in October 2011, we announced a restructuring plan to focus resources primarily on the later-stage development programs for CK-2017357 and omecamtiv mecarbil and certain other research and development programs also directed to muscle biology. As a result, we reduced our workforce by approximately 18%. If we discontinue research and development activities, our stock price may be negatively affected.

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

If the results of one or more clinical trials with omecamtiv mecarbil do not meet Amgen’s expectations at any time, Amgen may elect to terminate further development of omecamtiv mecarbil or certain of the potential clinical trials for omecamtiv mecarbil, even if the actual number of patients treated at that time is relatively small. In addition, Amgen generally has discretion to elect whether to pursue or abandon the development of omecamtiv mecarbil and may terminate our strategic alliance for any reason upon six months prior notice. If Amgen abandons omecamtiv mecarbil, it would result in a delay in or could prevent us from commercializing omecamtiv mecarbil, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Amgen, which may delay or cause the termination of any omecamtiv mecarbil clinical trials, result in significant litigation or cause Amgen to act in a manner that is not in our best interest. If development of omecamtiv mecarbil does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Amgen with respect to omecamtiv mecarbil. If Amgen abandons development of omecamtiv mecarbil prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for clinical development or commercialization, curtail or abandon that clinical development or commercialization, or undertake and fund the clinical development of omecamtiv mecarbil or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of omecamtiv mecarbil ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. We or our partners will need to demonstrate efficacy in clinical trials for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and they may never be. In addition, for each of our current preclinical compounds, we or our partners must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to submit an IND to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. Furthermore, we or our partners may need to submit separate INDs (or foreign equivalent) to different divisions within the FDA (or foreign regulatory authorities) in order to pursue clinical trials in different therapeutic areas. Each new IND (or foreign equivalent) must be reviewed by the new division before the clinical trial under its jurisdiction can proceed, entailing all the risks of delay inherent to regulatory review. If our or our partners’ current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates and potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates and potential drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing clinical development of omecamtiv mecarbil worldwide, except Japan. For CK-2017357 and CK-2127107, we rely on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if omecamtiv mecarbil is approved for marketing by the FDA for heart failure, that drug candidate would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; relaxin, which is being developed by Novartis; cenderitide (CD-NP), which is being developed by Nile Therapeutics, Inc.; and glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

With respect to our skeletal muscle sarcomere activators (such as CK-2017357), potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function. We are aware that other companies are developing potential new therapies for ALS, such as Biogen Idec, Inc., Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of claudication associated with peripheral artery disease, they will compete with currently approved therapies for the treatment of peripheral artery disease. We are also aware that a number of companies are currently or have been developing potential new treatments for peripheral artery disease or associated symptoms of claudication. If CK-2017357 or other of our skeletal muscle sarcomere activators are approved for the treatment of myasthenia gravis, they will compete with currently approved therapies for the treatment of myasthenia gravis, including but not limited to anticholinesterase agents, such as pyridostigmine bromide and neostigmine bromide, corticosteroids, such as prednisone, and immunomodulatory drugs, such as azathiaprine and cyclosporine. We are also aware that a number of companies are developing or commercializing in certain markets potential new treatments that could be used for the possible treatment of myasthenia gravis, such as Benesis Corp. (GB-0998), Alexion Pharmaceuticals, Inc. (eculizumab) and Astellas (tacrolimus).

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

We will compete for market share against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new drug candidates that will compete with ours. Many of these competitors have larger research and development programs or substantially greater financial resources than we do. Our competitors may also have significantly greater experience in:

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

The discovery, development and commercialization of new drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate or the commercialization of a drug, we will need to raise additional capital to:

•	fund clinical trials and seek regulatory approvals;

•	expand our research and development capabilities;

•	build or access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire and support additional management and scientific personnel.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and costs of our clinical trials and other research and development activities;

•	the costs and timing of seeking and obtaining regulatory approvals;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of acquiring or investing in businesses, products and technologies;

•	the effect of competing technological and market developments; and

•	the status of, payment and other terms, and timing of any strategic alliance, licensing or other arrangements that we have entered into or may establish.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

announcements concerning any of the clinical trials for our compounds, such as omecamtiv mecarbil for heart failure and CK-2017357 for the potential treatment of diseases associated with muscle weakness or wasting or neuromuscular dysfunction (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

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

As of April 27, 2012, our executive officers, directors and their affiliates beneficially owned or controlled approximately 12.9% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and new Securities and Exchange Commission (“SEC”) regulations and NASDAQ Stock Market LLC rules create uncertainty for public companies. We regularly evaluate and monitor developments with respect to new and proposed laws, regulations and standards. We cannot accurately predict or estimate the amount of the additional costs we may incur in connection with complying with such laws, regulations and standards or the timing of these costs. For example, compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has to date required us to commit significant resources to document and test the adequacy of our internal control over financial reporting. We can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. In addition, the SEC has adopted regulations that require us to file corporate financial statement information in an interactive data format known as XBRL. We may incur significant costs and need to invest considerable resources to remain in compliance with these regulations.

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

We intend to raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. In June 2011, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $20.0 million, from time to time, through MLV as our sales agent. It is anticipated that these additional shares may be sold through MLV over a period of up to 36 months from June 2011. The number of shares ultimately offered for sale by MLV is dependent upon the number of shares that we elect to sell through MLV under the ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock through MLV under the ATM Agreement may cause the trading price of our common stock to decline.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

4.1(5)	Specimen Common Stock Certificate.

4.2(6)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.3(4)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

4.4(7)	Form of Common Stock Warrant Agreement

4.5(7)	Form of Preferred Stock Warrant Agreement

*10.43	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.
(7)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.
*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2012	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(2)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(3)	Amended and Restated Bylaws.

3.4(4)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

4.1(5)	Specimen Common Stock Certificate.

4.2(6)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.3(4)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

4.4(7)	Form of Common Stock Warrant Agreement

4.5(7)	Form of Preferred Stock Warrant Agreement

*10.43	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.
(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.
(7)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.