Form 10-Q
period 2012-06-30
CYTOKINETICS INC
filed 2012-08-06
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Number of shares of common stock, $0.001 par value, outstanding as of July 23, 2012: 133,478,796.

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of June 30, 2012 and December 31, 2011	3
Unaudited Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, and the period from August 5, 1997 (date of inception) to June 30, 2012	4
Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and the period from August 5, 1997 (date of inception) to June 30, 2012	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 4. Mine Safety Disclosure	44
Item 5. Other Information	44
Item 6. Exhibits	45
SIGNATURES	47
EXHIBIT INDEX	48

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$63,654	$18,833
Short-term investments	26,821	30,190
Related party accounts receivable	3	14
Prepaid and other current assets	2,482	2,103

Total current assets	92,960	51,140
Property and equipment, net	994	1,310
Restricted cash	—	196
Other assets	127	127

Total assets	$94,081	$52,773

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,046	$1,196
Accrued liabilities	2,943	3,232
Related party payables and accrued liabilities	—	12
Short-term portion of equipment financing lines	—	152

Total current liabilities	3,989	4,592
Long-term portion of deferred rent	111	3

Total liabilities	4,100	4,595

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares; Issued and outstanding:
Series A Convertible Preferred Stock — 8,070 shares at June 30, 2012 and December 31, 2011;
Series B Convertible Preferred Stock — 23,026 shares at June 30, 2012 and zero shares at December 31, 2011
Common stock, $0.001 par value:	133	75
Authorized: 245,000,000 shares; Issued and outstanding: 133,478,796 shares at June 30, 2012 and 74,915,739 shares at December 31, 2011
Additional paid-in capital	517,229	456,610
Accumulated other comprehensive income (loss)	(1)	3
Deficit accumulated during the development stage	(427,380)	(408,510)

Total stockholders’ equity	89,981	48,178

Total liabilities and stockholders’ equity	$94,081	$52,773

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended		Period from August 5, 1997 (Date of Inception) to June 30, 2012

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Research and development revenues from related parties	$1,095	$654	$2,271	$1,043	$53,422
Research and development, grant and other revenues	746	399	1,390	774	7,380
License revenues from related parties	—	—	—	—	112,935

Total revenues	1,841	1,053	3,661	1,817	173,737

Operating expenses:
Research and development	8,242	10,513	16,987	19,692	469,459
General and administrative	2,568	4,187	5,624	7,524	149,576
Restructuring charges (reversals)	(13)	—	(54)	—	3,588

Total operating expenses	10,797	14,700	22,557	27,216	622,623

Operating loss	(8,956)	(13,647)	(18,896)	(25,399)	(448,886)
Interest and other, net	13	15	26	55	21,480

Loss before income taxes	(8,943)	(13,632)	(18,870)	(25,344)	(427,406)
Income tax benefit	—	—	—	—	(26)

Net loss	(8,943)	(13,632)	(18,870)	(25,344)	(427,380)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(1,307)	(2,857)	(1,307)	(2,857)	(4,164)

Net loss allocable to common stockholders	$(10,250)	$(16,489)	$(20,177)	$(28,201)	$(431,544)

Net loss per share allocable to common stockholders — basic and diluted	$(0.13)	$(0.23)	$(0.26)	$(0.41)

Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	81,230	71,151	78,656	69,043

Comprehensive loss	$(8,942)	$(13,626)	$(18,874)	$(25,325)	$(427,381)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended		Period from August 5, 1997 (Date of Inception) to June 30, 2012

	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(18,870)	$(25,344)	$(427,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	322	813	28,985
(Gain) loss on disposal of equipment	(2)	3	299
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	(54)	—	638
Non-cash interest expense	—	—	504
Non-cash forgiveness of loans to officers	—	—	434
Stock-based compensation	1,812	1,492	34,157
Non-cash warrant expense	—	—	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	11	19	(354)
Prepaid and other assets	(379)	(1,006)	(2,637)
Accounts payable	(137)	(41)	1,211
Accrued and other liabilities	(127)	(1,596)	2,779
Related party payables and accrued liabilities	(12)	11	—
Deferred revenue	—	263	—

Net cash used in operating activities	(17,436)	(25,386)	(359,494)

Cash flows from investing activities:
Purchases of investments	(26,888)	(25,138)	(986,343)
Proceeds from sales and maturities of investments	30,253	37,346	939,580
Proceeds from sales of auction rate securities	—	—	20,025
Purchases of property and equipment	(20)	(317)	(31,056)
Proceeds from sales of property and equipment	2	3	143
Decrease in restricted cash	196	349	—
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	859

Net cash provided by (used in) investing activities	3,543	12,243	(57,938)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	43,687	—	250,558
Proceeds from draw down of committed equity financing facilities and at-the-market facility, net of commission and issuance costs	2,819	(76)	58,094
Proceeds from other issuances of common stock and warrants, net of issuance costs	39	10,641	18,154
Proceeds from issuance of preferred stock, net of issuance costs	12,321	9,329	154,822
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	—	12,441
Repayment of loan with UBS	—	—	(12,441)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	(152)	(496)	(24,170)

Net cash provided by financing activities	58,714	19,398	481,086

Net increase in cash and cash equivalents	44,821	6,255	63,654
Cash and cash equivalents, beginning of period	18,833	17,514	—

Cash and cash equivalents, end of period	$63,654	$23,769	$63,654

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Overview

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. The Company is a development stage enterprise and has been primarily engaged in conducting research, developing drug candidates and technologies.

The Company’s registration statement for its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) on April 29, 2004. The Company’s common stock commenced trading on the NASDAQ National Market, now the NASDAQ Global Market, on April 29, 2004 under the trading symbol “CYTK”.

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $427.4 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $18.9 million and net cash used in operations of $17.4 million for the six months ended June 30, 2012. Cash, cash equivalents and investments increased to $90.5 million at June 30, 2012 from $49.0 million at December 31, 2011. The Company anticipates that it will continue to have operating losses and will have net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at June 30, 2012 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

Restricted Cash

In accordance with the terms of the Company’s former line of credit agreement with General Electric Capital Corporation (“GE Capital”), the Company was obligated to maintain a certificate of deposit with the lender. In January 2012, GE Capital reduced the amount of the Company’s certificate of deposit. In April 2012, following the Company’s final payment of the remaining loan balance in March 2012, GE Capital returned the remaining balance of the certificate of deposit to the Company.

The balance of the certificate of deposit, which the Company classified as restricted cash, was as follows (in thousands):

	June 30, 2012	December 31, 2011
Certificate of deposit classified as restricted cash	$—	$196

Note 2. Net Loss Per Share

Basic net loss per share allocable to common stockholders is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share allocable to common stockholders is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock units, warrants, convertible preferred stock and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”), by applying the treasury stock method. The following is the calculation of basic and diluted net loss per share allocable to common stockholders (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net loss	$(8,943)	$(13,632)	$(18,870)	$(25,344)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(1,307)	(2,857)	(1,307)	(2,857)

Net loss allocable to common stockholders	$(10,250)	$(16,489)	$(20,177)	$(28,201)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share allocable to common stockholders) — basic and diluted	81,230	71,151	78,656	69,043

Net loss per common share allocable to common stockholders — basic and diluted	$(0.13)	$(0.23)	$(0.26)	$(0.41)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three and Six Months Ended
	June 30, 2012	June 30, 2011
Options to purchase common stock	11,285	9,978
Warrants to purchase common stock	54,053	10,238
Series A convertible preferred stock (as converted to common stock)	8,070	8,070
Series B convertible preferred stock (as converted to common stock)	23,026	—
Restricted stock units	2,844	—
Shares issuable related to the ESPP	49	54

Total shares	99,327	28,340

Note 3. Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Six Months Ended		Period from August 5, 1997 (date of inception) to June 30, 2012

	June 30, 2012	June 30, 2011
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	—	39	—
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Warrants issued in equity financing	—	—	1,585

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

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
FTE reimbursements	$1,095	$637	$2,268	$1,001
Reimbursements of other costs	—	17	3	42

Total research and development revenues from Amgen	1,095	654	2,271	1,043

Total revenue from Amgen	$1,095	$654	$2,271	$1,043

Related party accounts receivable from Amgen were as follows (in thousands):

	June 30, 2012	December 31, 2011
Related party accounts receivable — Amgen	$3	$14

GlaxoSmithKline (“GSK”)

Related party payables and accrued liabilities due to GSK were as follows (in thousands):

	June 30, 2012	December 31, 2011
Related party payables and accrued liabilities — GSK	$—	$11

Note 5. Other Research and Development Revenue Arrangements

Grant

The Company has a grant from the National Institute of Neurological Disorders and Stroke (“NINDS”) to support research and development of tirasemtiv (formerly CK-2017357) directed to the potential treatment of myasthenia gravis. Management has determined that the Company is the principal participant in the grant arrangement, and, accordingly, the Company records amounts earned under the arrangement as revenue. The Company recognized grant revenue under this grant arrangement as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
NINDS myasthenia gravis	$334	$399	$632	$774

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

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Expense reimbursements from Global Blood Therapeutics	$412	$—	$758	$—

Note 6. Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and available for sale investments at June 30, 2012 and December 31, 2011 were as follows (in thousands):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$59,533	$—	$—	$59,533

Cash equivalents — U.S. Treasury securities	$252	$—	$—	$252	8/2012

Short-term investments — U.S. Treasury securities	$26,822	$—	$(1)	$26,821	7/2012-1/2013

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$13,650	—	—	$13,650

Short-term investments — U.S. Treasury securities	$30,187	$4	$(1)	$30,190	1/2012—6/2012

Unrealized losses on the Company’s investments were as follows (in thousands):

	June 30, 2012	December 31, 2011
Unrealized losses on U.S. Treasury securities classified as short-term investments	$1	$1

The unrealized losses in both periods were primarily caused by slight increases in short-term interest rates subsequent to the purchase date of the related securities. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2012 through August 3, 2012, and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest income	$8	$27	$22	$78

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

Financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 were classified in one of the three categories described above as follows (in thousands):

	June 30, 2012
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$59,533	$—	$—	$59,533
U.S. Treasury securities	27,073	—	—	27,073

Total	$86,606	$—	$—	$86,606

Amounts included in:
Cash and cash equivalents	$59,785	$—	$—	$59,785
Short-term investments	26,821	—	—	26,821

Total	$86,606	$—	$—	$86,606

	December 31, 2011
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$13,650	$—	$—	$13,650
U.S. Treasury securities	30,190	—	—	30,190

Total	$43,840	$—	$—	$43,840

Amounts included in:
Cash and cash equivalents	$13,650	$—	$—	$13,650
Short-term investments	30,190	—	—	30,190

Total	$43,840	$—	$—	$43,840

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets.

The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 8. Restructuring

In October 2011, the Company announced a restructuring plan to realign its workforce and operations in line with its continued commitment to focus primarily on the development of its key later-stage development programs for tirasemtiv and omecamtiv mecarbil and on its follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation compounds in its cardiac muscle contractility program. As a result, the Company reduced its workforce by 18 employees, or approximately 18%, to 83 employees. The Company provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. The Company incurred restructuring charges of $1.2 million in the fourth quarter of 2011, primarily personnel-related termination costs. The following table summarizes the activity for the restructuring plan in 2012 (in thousands):

Employee Severance and Related Benefits
Restructuring liability at December 31, 2011	$194
Charges (reversals of charges) – quarter ended March 31, 2012	(41)
Charges (reversals of charges) – quarter ended June 30, 2012	(13)
Cash payments	(128)

Restructuring liability at June 30, 2012	$12

Note 9. Stockholders’ Equity (Deficit)

June 2012 Public Offerings

On June 20, 2012, the Company entered into underwriting agreements for two separate, concurrent public offerings of the Company's securities (the “June 2012 Public Offerings”). On June 25, 2012, pursuant to the underwriting agreements, in aggregate the Company issued to various investors (i) 55,921,054 shares of common stock for a purchase price of $0.76 per share, (ii) 23,026 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) for a purchase price of $760.00 per share, and (iii) warrants to purchase 47,368,225 shares of the Company’s common stock at an exercise price of $0.88 per share, for aggregate gross proceeds of approximately $60.0 million. After issuance costs of approximately $4.0 million, the net proceeds from the June 2012 Public Offerings were approximately $56.0 million.

The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable for five years until June 25, 2015. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Company valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of the Company’s common stock on the issuance date of $0.63. As of June 30, 2012, all of the warrants were outstanding and exercisable.

Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series B Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series B Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Preferred Stock is required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The Series B Preferred Stock ranks senior to the Company’s common stock and on parity with the Company’s Series A convertible preferred stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series B Preferred Stock may rank senior to, on parity with or junior to any class or series of the Company’s capital stock created in the future depending upon the specific terms of such future stock issuance.

The offerings were made pursuant to a shelf registration statement that the Company filed with the SEC on November 25, 2011, which became effective on December 8, 2011 (File No. 333-178189) and a supplemental shelf registration statement on Form S-3MEF that the Company filed with the SEC on June 20, 2012, which became effective on June 20, 2012 (File No. 333-182226). The closing of the offerings took place on June 25, 2012.

In accordance with the accounting guidance for valuing stock and warrants when stock is issued in conjunction with other securities, and the stock and other securities are to be accounted for as equity, the Company allocated the gross purchase proceeds using the relative fair value method. For accounting purposes, the June 2012 Public Offerings were considered to be one transaction. The fair value of the common stock issued in the June 2012 Public Offerings was calculated based on the closing price of the stock on the commitment date as quoted on The NASDAQ Global Market. The Series B Preferred Stock was valued based on the fair value of the Company’s common stock on the commitment date times the conversion ratio of one share of preferred stock to one thousand shares of common stock. The fair value of the Series B Preferred Stock was determined to be essentially equivalent to the fair value of the common stock into which it is convertible, based on the preferred holders’ ability to immediately convert the Series B Preferred Stock to common stock and the fact that the liquidation preference of the Series B Preferred Stock is only $0.001 per share. The fair value of the warrants was determined using the Black-Scholes pricing model, as discussed above. The relative fair value ratio of each of the instruments issued was then applied to the total gross proceeds of $60.0 million, resulting in allocated purchase prices of $32.1 million for the common stock, $13.2 million for the Series B Preferred Stock, and $14.7 million for the warrants.

The fair value of the common stock into which the Series B Preferred Stock is convertible exceeded the allocated purchase price of the Series B Preferred Stock by $1.3 million on the date of issuance, resulting in a beneficial conversion feature. The Company recognized the beneficial conversion feature as a one-time, non-cash, deemed dividend to the holders of Series B Preferred Stock on the date of issuance, which is the date the stock first became convertible.

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

The Company issued shares through MLV as follows (dollars in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Shares issued through MLV in 2012	—	2,596,341

Net proceeds of shares issued through MLV in 2012	$—	$2,819

On a cumulative basis, the Company has issued the following through MLV (dollars in thousands):

Through June 30, 2012
Shares issued through MLV	5,175,549

Net proceeds of shares issued through MLV	$5,324

Stock Option Plans

Stock option activity for the six months ended June 30, 2012 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2011	3,511,007	9,591,664	$3.66
Increase in authorized shares	2,500,000	—	—
Options granted	(2,379,607)	2,379,607	$1.03
Options exercised	—	—	—
Options forfeited/expired	686,359	(686,359)	$3.28
Restricted stock units forfeited	262,000	—	—

Balance at June 30, 2012	4,579,759	11,284,912	$3.12

Restricted stock unit activity for the six months ended June 30, 2012 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2011	3,105,500	$1.13
Restricted stock units forfeited	(262,000)	1.13

Unvested restricted stock units outstanding at June 30, 2012	2,843,500	$1.13

Note 10. Interest and Other, Net

Components of Interest and other, net were as follows (in thousands):

	Three Months Ended		Six Months Ended		Period from August 5, 1997 (date of inception) to June 30, 2012

	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest income and other income	$13	$29	$28	$83	$29,040
Interest expense and other expense	—	(14)	(2)	(28)	(5,975)
Warrant expense	—	—	—	—	(1,585)

Interest and other, net	$13	$15	$26	$55	$21,480

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consisted of interest expense on borrowings under the Company’s equipment financing lines through March 31, 2012 and on its loan agreement with UBS Bank USA and UBS Financial Services Inc. through June 30, 2010.

Warrant expense for the period from inception to June 30, 2012 was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.

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

Subsequent to the June 2012 Public Offerings, the Company has begun a process of reviewing and concluding on its Internal Revenue Code Section 382 ownership shift analysis. On a preliminary basis, based on the current Form 13D/G filings with the SEC, the Company does not believe an ownership change occurred as of June 30, 2012. The Company will continue to monitor these public filings to assess residual impacts to the shift percentage in ownership during the next quarter.

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

None.

Note 13. Subsequent Events

None.

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

•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates and potential drug candidates conducted by ourselves or our partner, Amgen Inc., including the anticipated timing for initiation of clinical trials and anticipated dates of data becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	anticipated interactions with regulatory authorities regarding the clinical development of tirasemtiv (formerly CK-2017357) and the potential outcomes of such interactions;

•	our anticipated filing of an investigational new drug application (“IND”) for CK-2127107 with the U.S. Food and Drug Administration (“FDA”);

•	our and Amgen’s plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our plans to seek one or more strategic partners to develop and commercialize our skeletal sarcomere activators, such as tirasemtiv and CK-2127107, and our smooth muscle myosin inhibitors;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances and sponsored research arrangements, such as with Amgen;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the cytoskeleton and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations and equipment financing lines;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil;

•	our ability to enter into partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our receipt of funds and access to other resources under our current or future strategic alliances or sponsored research arrangements;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;

•	difficulties or delays in or slower than anticipated patient enrollment in our or Amgen’s clinical trials;

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

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	the availability of funds under our grant from the National Institute of Neurological Disorders and Stroke (“NINDS”) in future periods;

•	our ability to issue and sell shares of our common stock under our At-The-Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise; and

•	potential infringement or misuse by us of the intellectual property rights of third parties.

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

Our drug candidates currently in clinical development include omecamtiv mecarbil for the potential treatment of heart failure and tirasemtiv for the potential treatment of diseases or medical conditions associated with skeletal muscle weakness or wasting. We are also advancing a structurally distinct, fast skeletal muscle sarcomere activator, CK-2127107, in non-clinical studies intended to enable the filing of an IND with the FDA. In addition, we are conducting preclinical research on compounds that inhibit smooth muscle contractility. These compounds may be useful as potential treatments for diseases and conditions complicated by bronchoconstriction, such as asthma and chronic obstructive pulmonary disease.

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

In May 2012, the second cohort of an international, randomized, double-blind, placebo-controlled Phase IIb clinical trial designed to evaluate the safety and efficacy of an intravenous formulation of omecamtiv mecarbil in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure was opened to enrollment. Following a review of the data from the first cohort in this clinical trial, in which over 200 patients were enrolled, the independent data monitoring committee concluded that the safety data supported progression to the second cohort of this trial. This trial, known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), is sponsored by Amgen in collaboration with Cytokinetics. A decision regarding the potential progression from the second cohort to the third cohort of this clinical trial is anticipated in the fourth quarter of 2012, following a review of data from the second cohort by the independent data monitoring committee.

In February 2012, Amgen initiated a randomized, open-label, four-period cross-over Phase I study designed to assess the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil in healthy volunteers. Based on the review of these data, the companies have selected oral formulations of omecamtiv mecarbil from this Phase I trial that they believe warrant further evaluation in patients with heart failure. We anticipate collaborating with Amgen in the second half of 2012 in the finalization of a protocol for a Phase II clinical trial of oral formulations of omecamtiv mecarbil in patients with heart failure. In addition, the companies anticipate making other preparations for the potential initiation of this Phase II clinical trial.

We are conducting joint research activities with Amgen under a research plan, intended to be conducted through 2012, directed to next-generation compounds in our cardiac muscle contractility program. Under our collaboration agreement, Amgen will reimburse us for the agreed research activities we perform.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $2.2 million and $1.1 million in the first half of 2012 and 2011, respectively. We recognized research and development revenue from Amgen of $2.3 million and $1.0 million in the first half of 2012 and 2011, respectively, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses.

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

Skeletal Muscle Contractility

Tirasemtiv, formerly known as CK-2017357, is the lead drug candidate from this program. We are also advancing a potential drug candidate from this program, CK-2127107, in non-clinical studies intended to enable the filing of an IND. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecule activators of the fast skeletal muscle sarcomere. CK-2127107 arose from our optimization of a different chemical series than that which produced tirasemtiv. These compounds activate the fast skeletal muscle troponin complex by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. We are evaluating the potential indications for which tirasemtiv and CK-2127107 may be useful.

Each of tirasemtiv and CK-2127107 has demonstrated encouraging pharmacological activity in preclinical models. In addition, with respect to tirasemtiv, evidence of potentially clinically relevant pharmacodynamic effects has been observed in healthy volunteers, in patients with amyotrophic lateral sclerosis (“ALS”), and in patients with peripheral artery disease and claudication.

Tirasemtiv: ALS. Tirasemtiv has received an orphan drug designation from the FDA for the potential treatment of ALS. In March 2012, tirasemtiv received an orphan medicinal product designation from the European Medicines Agency for the potential treatment of ALS. In April 2012, tirasemtiv received a fast track designation from the FDA for the potential treatment of ALS.

In June 2012, we announced the publication of our Phase IIa evidence of effect clinical trial of tirasemtiv (CY 4021) in the online edition of the journal Amyotrophic Lateral Sclerosis.

In April 2012, at the American Academy of Neurology (AAN) 64th Annual Meeting, data was presented from both Parts A and B of CY 4024, a Phase II, two-part, randomized, double-blind, placebo-controlled, multiple-dose, safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of tirasemtiv in patients with ALS. Patients in Part A of this trial were not taking riluzole; patients in Part B received riluzole at the reduced dose of 50 mg daily. In this trial, tirasemtiv appeared to be generally safe and well-tolerated when dosed daily at 125 mg, 250 mg, and 375 mg once daily for two weeks. Encouraging dose-related trends were observed in ALS Functional Rating Scale in its revised form, or ALSFRS-R (a clinically validated instrument designed to measure disease progression and changes in functional status) and maximum voluntary ventilation, or MVV (a clinical assessment of pulmonary function and endurance). As expected, plasma concentrations of tirasemtiv were unaffected by co-administration with riluzole, while riluzole levels increased during co-administration with tirasemtiv. Adverse events and clinical assessments during treatment with tirasemtiv appeared similar, with or without co-administration of riluzole. Dizziness, the most commonly reported adverse event, was mostly mild and generally began and resolved early after initiating treatment.

Also in April 2012 at the AAN Annual Meeting, data was presented from CY 4025, a Phase II, randomized, double-blind, placebo-controlled, multiple-dose, clinical trial of tirasemtiv in patients with ALS receiving riluzole at the reduced dose of 50 mg daily. In this trial, the twice-daily dose-titration regimen of tirasemtiv appeared to be generally safe and well-tolerated; the majority of patients were titrated successfully to a tirasemtiv dose level of 250 mg twice daily. Encouraging trends toward functional improvements were observed in patients receiving tirasemtiv versus those receiving placebo. In this trial, tirasemtiv treatment was associated with increases in the ALSFRS-R that were similar in direction, and in MVV that were similar in both direction and magnitude, to those observed in CY 4024.

During the second quarter of 2012, we submitted a proposed clinical trial protocol to the FDA for a Phase IIb trial designed to evaluate the longer-term safety, tolerability and efficacy of tirasemtiv in patients with ALS. The trial, called CY 4026, is intended to be an international, randomized, double-blind, placebo-controlled, dose-titration, clinical trial of tirasemtiv dosed twice-daily in patients with ALS. The trial is designed to enroll approximately 400 patients who are expected to receive tirasemtiv or placebo for three months. The proposed primary endpoint is the ALSFRS-R. Proposed secondary endpoints include MVV. Also during the second quarter, we met with the European Medicines’ Agency Scientific Advice Working Party to seek advice and protocol assistance in connection with our interest in further expanding the clinical development program for tirasemtiv to include countries in Europe.

Tirasemtiv: Myasthenia Gravis. We continue to enroll and dose patients in our Phase IIa evidence of effect clinical trial of tirasemtiv in patients with generalized myasthenia gravis (CY 4023). This clinical trial, initiated in January 2011, is being funded by a $2.8 million grant from the National Institute of Neurological Disorders and Stroke (“NINDS”). Patients will receive single oral double-blind doses of placebo and tirasemtiv at 250 mg and 500 mg, each administered in random order approximately one week apart. The primary objective of this trial is to assess the effects of tirasemtiv on measures of muscle strength, muscle fatigue and pulmonary function in these patients. The secondary objectives of this clinical trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of tirasemtiv and its pharmacodynamic effects; to evaluate the safety and tolerability of tirasemtiv administered as single doses to patients with myasthenia gravis; and to evaluate the effect of tirasemtiv on investigator- and patient-determined global functional assessment and the Modified MG Symptom Score, an assessment combining patient reports and physician evaluations to assess the severity of symptoms due to myasthenia gravis. We anticipate that data from this clinical trial will be available in the second half of 2012.

The NINDS grant was awarded to us in 2010 under the American Recovery and Reinvestment Act of 2009, and was intended to support for three years our research and development of tirasemtiv for the potential treatment of myasthenia gravis. We recognized revenue under this grant arrangement of $0.6 million and $0.8 million in the first half of 2012 and 2011, respectively, which we recorded as research and development, grant and other revenues.

CK-2127107. We continue to conduct non-clinical studies of CK-2127107 intended to support an IND or foreign equivalent. We anticipate filing an IND or foreign equivalent for CK-2127107 by the end of 2012.

Preclinical Research. At the April 2012 AAN Annual Meeting, we presented results from a preclinical study designed to examine the effects of tirasemtiv in SOD1 mutant transgenic mice, a model of ALS in humans. Company scientists concluded that mice treated with tirasemtiv maintained hind limb grip strength during disease progression and that tirasemtiv increased muscle strength of a nerve-muscle pair in situ. There appeared to be a delay in the time to a pre-specified humane endpoint in the tirasemtiv-treated mice compared to the age-matched control SOD1 mice. The authors concluded that the preclinical findings support the hypothesis that tirasemtiv may benefit patients with ALS by increasing force generation in fast skeletal muscle fibers.

Tirasemtiv and CK-2127107 are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from the potential commercialization of these compounds. We currently fund all research and development costs associated with our skeletal muscle contractility program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $11.4 million and $12.9 million in the first half of 2012 and 2011, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance tirasemtiv, CK-2127107 or other compounds from this program into and through development.

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

Our smooth muscle myosin inhibitors are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $1.5 million and $2.8 million in the first half of 2012 and 2011, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development.

Development Risks

The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:

•	decisions made by Amgen with respect to the development of omecamtiv mecarbil;

•	our potential inability to obtain the additional funding necessary for us to conduct a registration program for tirasemtiv for the potential treatment of ALS;

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

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

Restructuring

In October 2011, we announced a restructuring plan to realign our workforce and operations in line with our continued

commitment to focus primarily on the development of our key later-stage development programs for tirasemtiv and omecamtiv mecarbil and on our follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program. As a result, we reduced our workforce by 18 employees, or approximately 18%, to 83 employees. We provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. We incurred restructuring charges of $1.2 million in the fourth quarter of 2011, primarily personnel-related termination costs. As of June 30, 2012, we had a remaining accrued restructuring liability of $12 thousand, which we expect to settle in cash by October 31, 2012.

Results of Operations

Revenues

We recorded total revenues of $1.8 million and $1.1 million for the second quarter of 2012 and 2011, respectively, and $3.7 million and $1.8 million for the first half of 2012 and 2011, respectively.

Research and development revenues from related parties for the second quarter and first half of 2012 and 2011 consisted of research and development revenues from our strategic collaboration with Amgen. Research and development revenues from Amgen were $1.1 million and $0.7 million for the second quarter of 2012 and 2011, respectively, and consisted of reimbursements of FTE expenses and other research and development expenses. Research and development revenues from Amgen were $2.3 million and $1.0 million for the first half of 2012 and 2011, respectively, and in both periods consisted of reimbursements of FTE expenses and other research and development expenses. The research activities under our collaboration with Amgen are anticipated to continue through December 2012.

Research and development, grant and other revenues were $0.7 million and $0.4 million for the second quarter of 2012 and 2011, respectively. Research and development, grant and other revenues in the second quarter of 2012 and 2011 included grant revenue from the NINDS of $0.3 million and $0.4 million, respectively, and research and development revenue from Global Blood Therapeutics, Inc. of $0.4 million and zero, respectively. Research and development, grant and other revenues in the first half of 2012 and 2011 included grant revenue from the NINDS of $0.6 million and $0.8 million, respectively and research and development revenue from Global Blood Therapeutics of $0.8 million and zero, respectively. In April 2012, we extended our agreement with Global Blood Therapeutics through December 2012.

We anticipate that revenue for the full year 2012 will be in the range of $5.0 million to $7.0 million.

Research and Development Expenses

Research and development expenses were $8.2 million and $10.5 million in the second quarter of 2012 and 2011, respectively. The $2.3 million decrease in research and development expenses in the second quarter of 2012, compared to the same period in 2011, was primarily due to decreases of $1.1 million in outsourced clinical costs, $0.6 million in laboratory expense, $0.4 million in personnel costs and $0.1 million in facilities costs.

Research and development expenses were $17.0 million and $19.7 million in the first half of 2012 and 2011, respectively. The $2.7 million decrease in research and development expenses in the first half of 2012, compared to the same period in 2011, was primarily due to decreases of $1.5 million in laboratory expenses, $0.8 million in personnel-related costs, $0.5 million in outsourced clinical costs and $0.2 million in facilities costs, partially offset by an increase of $0.3 million in outsourced pre-clinical costs.

From a program perspective, the $2.3 million decrease in spending in the second quarter of 2012, compared to the same period in 2011, was due to decreases of $1.5 million for our skeletal muscle contractility program, $0.8 million for our smooth muscle contractility program and $0.4 million for our other research programs, partially offset by increased spending of $0.4 million for our cardiac muscle contractility program. For the first half of 2012 compared to the first half of 2011, the $2.7 million decrease in research and development expenses was due to decreases of $1.5 million for our skeletal muscle contractility program, $1.3 million for our smooth muscle contractility program and $1.0 million for our other research programs, partially offset by increased spending of $1.1 million for our cardiac muscle contractility program.

Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cardiac muscle contractility	$1.0	$0.6	$2.2	$1.1
Skeletal muscle contractility	5.5	7.0	11.4	12.9
Smooth muscle contractility	0.7	1.5	1.5	2.8
All other research programs	1.0	1.4	1.9	2.9

Total research and development expenses	$8.2	$10.5	$17.0	$19.7

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

We expect our research and development expenditures to increase in second half of 2012 compared to the same period in 2011. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue development of our drug candidate tirasemtiv and our potential drug candidate CK-2127107 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. We expect to continue preclinical research on our smooth muscle myosin inhibitor compounds, which may be useful for the potential treatment of diseases and medical conditions associated with bronchoconstriction or vasoconstriction. We anticipate that research and development expenses in 2012 will be in the range of $42.0 million to $46.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.0 million are included in our estimate of 2012 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $2.6 million and $4.2 million in the second quarter of 2012 and 2011, respectively. The $1.6 million decrease in the second quarter of 2012, compared to the same period in 2011, was primarily due to decreases of $0.7 in financial services costs, $0.4 million in legal expenses, $0.3 million in personnel expenses and $0.2 million in facilities costs. General and administrative expenses were $5.6 million and $7.5 million in the first half of 2012 and 2011, respectively. The $1.9 million decrease in the first half of 2012, compared to the same period in 2011, was primarily due to decreases of $0.7 million in financial services costs, $0.6 million in personnel expenses, $0.3 million in legal costs and $0.3 million in facilities costs.

We expect that general and administrative expenses in 2012 will remain at approximately the same level as in 2011. We anticipate that general and administrative expenses will be in the range of $12.0 million to $14.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.0 million are included in our estimate of 2012 general and administrative expenses.

Interest and Other, Net

Interest income and other income decreased in the second quarter and first half of 2012 compared to the same periods in 2011, due to lower average effective interest rates and lower average invested balances.

Interest expense and other expense decreased in the second quarter and first half of 2012 compared to the same periods in 2011, due to lower interest expense on our equipment financing debt. We repaid the remaining outstanding equipment financing debt in March 2012.

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

Subsequent to the June 2012 Public Offerings, we have begun a process of reviewing and concluding on our Internal Revenue Code Section 382 ownership shift analysis. On a preliminary basis, based on the current Form 13D/G filings with the SEC, we do not believe an ownership change occurred as of June 30, 2012. We will continue to monitor these public filings to assess residual impacts to the shift percentage in ownership during the next quarter.

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

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through June 30, 2012, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

June 2012 Public Offerings

On June 20, 2012, we entered into underwriting agreements for two separate, concurrent offerings of our securities (the “June 2012 Public Offerings”). On June 25, 2012, pursuant to the underwriting agreements, in aggregate we issued to various investors (i) 55,921,054 shares of common stock for a purchase price of $0.76 per share, (ii) 23,026 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) for a purchase price of $760.00 per share, and (iii) warrants to purchase 47,368,225 shares of our common stock at an exercise price of $0.88 per share, for aggregate gross proceeds of approximately $60.0 million. After issuance costs of approximately $4.0 million, the net proceeds from the June 2012 Public Offerings were approximately $56.0 million.

The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable for five years until June 25, 2015. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then issued and outstanding. We valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of our common stock on the issuance date of $0.63. As of June 30, 2012, all of the warrants were outstanding and exercisable.

Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series B Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of our liquidation, dissolution, or winding up, holders of Series B Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series B Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Preferred Stock is required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by our board of directors. The Series B Preferred Stock ranks senior to our common stock and on parity with our Series A convertible preferred stock as to distributions of assets upon our liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series B Preferred Stock may rank senior to, on parity with or junior to any class or series of the our stock created in the future depending upon the specific terms of such future stock issuance.

The offerings were made pursuant to a shelf registration statement that we filed with the SEC on November 25, 2011, which became effective on December 8, 2011 (File No. 333-178189) and a supplemental shelf registration statement on Form S-3MEF that we filed with the SEC on June 20, 2012, which became effective on June 20, 2012 (File No. 333-182226). The closing of the offerings took place on June 25, 2012.

The fair value of the common stock into which the Series B Preferred Stock is convertible exceeded the allocated purchase price of the Series B Preferred Stock by $1.3 million on the date of issuance, resulting in a beneficial conversion feature. We recognized the beneficial conversion feature as a one-time, non-cash, deemed dividend to the holders of Series B Preferred Stock on the date of issuance, which is the date the stock first became convertible.

MLV

On June 10, 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 14,383,670 shares, whichever occurs first, from time to time through MLV as the sales agent. Our issuance and sale of shares under the MLV Agreement, if any, are subject to the continued effectiveness of our registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869). During the period from January 1, 2012 through August 3, 2012, we issued 2,596,341 shares of common stock through MLV for net proceeds of approximately $2.8 million. As of August 3, 2012, we had issued a total of 5,175,549 shares through MLV for total net proceeds of approximately $5.3 million.

Grant

We are eligible to request up to $0.2 million in future grant payments from the National Institute of Neurological Disorders and Stroke, provided we incur eligible research and development costs for tirasemtiv directed to the potential treatment for myasthenia gravis for three years from the grant date.

Other Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $90.5 million at June 30, 2012, up from $49.0 million at December 31, 2011. The increase of $41.5 million was primarily due to net proceeds from the June 2012 Public Offerings and stock issuances through MLV, partially offset by cash used to fund operations.

Net cash used in operating activities was $17.4 million in the first half of 2012 and primarily resulted from the net loss of $18.9 million. Net cash used in operating activities in the first half of 2011 was $25.4 million and primarily resulted from the net loss of $25.3 million.

Net cash provided by investing activities was $3.5 million in the first half of 2012 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $3.4 million. Net cash provided by investing activities in the first half of 2011 was $12.2 million and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $12.2 million.

Net cash provided by financing activities was $58.7 million in the first half of 2012 and primarily consisted of net proceeds of $56.0 million from the sale of 55,921,054 shares of common stock and 23,026 shares of Series B Preferred Stock in the June 2012 Public Offerings and net proceeds of $2.8 million from our sale of 2,596,341 shares of common stock through MLV. We repaid the remaining balance of our equipment financing line debt in the March 2012 and no further funds are available to us under this line. Net cash provided by financing activities in the first half of 2011 was $19.4 million and primarily consisted of net proceeds of $19.9 million from our issuance of common and preferred stock and warrants to Deerfield in April 2011.

Shelf Registration Statement. In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011 (the “December 2011 Shelf”). The December 2011 Shelf allowed us to issue securities from time to time for an aggregate offering price of up to $100.0 million. In June 2012, we filed a supplemental shelf registration statement with the SEC, which was declared effective in June 2012 (the “Supplemental Shelf”). The Supplemental Shelf allows us to issue additional securities from time to time for an aggregate offering price of up to $20.0 million, and for a total aggregate offering price under the December 2011 Shelf and the Supplemental Shelf of up to $120.0 million. As of August 3, 2012, $18.3 million remains available to us under these shelf registration statements. The specific terms of offerings, if any, under these shelf registration statements will be established at the time of such offerings.

As of June 30, 2012, future minimum payments under our loan and lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating leases (1)	$3,011	$6,681	$7,177	$3,777	$20,646

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We plan to continue clinical development of our fast skeletal troponin activator tirasemtiv for the potential treatment of diseases and conditions related to skeletal muscle weakness or wasting. We plan to continue to conduct non-clinical development of our fast skeletal troponin activator CK-2127107 and, following clearance of an IND, clinical development. We expect to incur significant research and development expenses as we advance the research and development of compounds from our smooth muscle myosin inhibitor program and other muscle contractility programs through research to candidate selection.

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

We have incurred an accumulated deficit of $427.4 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to development stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we will require significant additional funding to enable us to conduct the required registration trials we believe may be necessary to obtain marketing approval for tirasemtiv for the potential treatment of ALS. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than grant funding for our myasthenia gravis clinical activities, and reimbursements, milestone and royalty payments that we may receive under our collaboration agreement with Amgen. We may not receive any further funds under that agreement. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent years, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

If we cannot raise the funds we need to operate our business, we will need to discontinue certain research and development activities. For example, in October 2011, we announced a restructuring plan to focus resources primarily on the later-stage development programs for tirasemtiv and omecamtiv mecarbil and certain other research and development programs also directed to muscle biology. As a result, we reduced our workforce by approximately eighteen percent. If we discontinue research and development activities, our stock price may be negatively affected.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical development are omecamtiv mecarbil for the potential treatment of heart failure and tirasemtiv for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the satisfaction of FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. We or our partners will need to demonstrate efficacy in clinical trials for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and they may never be. In addition, for each of our current preclinical compounds, we or our partners must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to submit an IND to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. Furthermore, we or our partners may need to submit separate INDs (or foreign equivalent) to different divisions within the FDA (or foreign regulatory authorities) in order to pursue clinical trials in different therapeutic areas. Each new IND (or foreign equivalent) must be reviewed by the new division before the clinical trial under its jurisdiction can proceed, entailing all the risks of delay inherent to regulatory review. If our or our partners’ current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.

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

In addition, while the clinical trials of our drug candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. Clinical trials of our drug candidates are designed based on guidance or advice from regulatory agencies, which is subject to change during the development of the drug candidate at any time. Such a change in a regulatory agency’s guidance or advice may cause that agency to deem results from trials to be insufficient to support approval of the drug candidate and require further clinical trials of that drug candidate to be conducted. In addition, individual patient responses to the dose administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other alternative methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects observed in preclinical studies for some compounds in a particular research and development program may also occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient itself or from impurities or degradants that are present in the active pharmaceutical ingredient or could form over time in the formulated drug candidate or the active pharmaceutical ingredient. These toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to our drug candidates or potential drug candidates or cause us or our partners to modify, suspend or terminate clinical trials with respect to any drug candidate at any time during the development program. Further, the administration of two or more drugs contemporaneously can lead to interactions between them, and our drug candidates may interact with other drugs that trial subjects are taking. For example, in a Phase I drug-drug interaction study of tirasemtiv administered orally to healthy volunteers, co-administration of tirasemtiv and riluzole approximately doubled the average maximum riluzole plasma level, although it also appeared to reduce the variability of the riluzole plasma levels of the study subjects. The FDA, other regulatory authorities, our partners or we may modify, suspend or terminate clinical trials with our drug candidates at any time. If these or other adverse effects are severe or frequent enough to outweigh the potential efficacy of a drug candidate, the FDA or other regulatory authorities could deny approval of that drug candidate for any or all targeted indications. Even if one or more of our drug candidates were approved for sale as drugs, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of those drugs. Indications of potential adverse effects or toxicities which do not seem significant during the course of clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug is used in large populations or for extended periods of time.

We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in clinical trials of omecamtiv mecarbil, dose-limiting effects were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction. In Phase II clinical trials of tirasemtiv, adverse events of dizziness, fatigue, headache, somnolence (sleepiness), euphoric mood, muscle spasms, gait disturbance, pain in extremity, feeling drunk, blurred vision, muscular weakness, nausea, balance disorder, asthenia (loss of strength and energy), abnormal coordination and dysarthria (difficulty speaking) occurred more frequently during treatment with tirasemtiv than with placebo, with a possible trend for their frequencies to increase with increasing doses of tirasemtiv.

In addition, clinical trials of omecamtiv mecarbil and tirasemtiv enroll patients who typically suffer from serious diseases which put them at increased risk of death. These patients may die while receiving our drug candidates. In such circumstances, it may not be possible to exclude with certainty a causal relationship to our drug candidate, even though the responsible clinical investigator may view such an event as not study drug-related. For example, in a Phase IIa clinical trial designed to evaluate and compare the oral pharmacokinetics of both modified and immediate release formulations of omecamtiv mecarbil in patients with stable heart failure, a patient died suddenly after receiving the immediate release formulation of omecamtiv mecarbil, without having reported any preceding adverse events. The clinical investigator assessed the patient’s death as not related to omecamtiv mecarbil. However, the event was reported to the appropriate regulatory authorities as possibly related to omecamtiv mecarbil because the immediate cause of the patient’s death could not be determined, and therefore, a relationship to omecamtiv mecarbil could not be excluded definitively.

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

We have retained all rights to develop and commercialize tirasemtiv and CK-2127107. We currently do not have a strategic partner for these compounds. We are seeking one or more strategic partners or other arrangements with third parties to advance and develop compounds from our skeletal muscle contractility program and our smooth muscle myosin inhibitors. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines.

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

We have used and intend to continue to use contract research organizations (“CROs”) within and outside of the United States to conduct clinical trials of our drug candidates, such as tirasemtiv. We do not have control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves. The activities conducted by our CROs therefore may not be completed on schedule or in a satisfactory manner. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable laws. Our CROs’ failure to carry out development activities on our behalf according to our and the FDA’s or other regulatory agencies’ requirements and in accordance with applicable U.S. and foreign laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited. If we fail to effectively manage the CROs carrying out the development of our drug candidates or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.

We have no manufacturing capacity and depend on our strategic partners and contract manufacturers to produce our clinical trial drug supplies for each of our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates and potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates and potential drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing clinical development of omecamtiv mecarbil worldwide, except Japan. For tirasemtiv and CK-2127107, we rely on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

We own, or hold exclusive licenses to, a number of U.S. and foreign patents and patent applications directed to our drug candidates, potential drug candidates and research technologies. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates and potential drug candidates, their methods of manufacture and use, and our technologies. Our ability to protect our drug candidates, potential drug candidates and technologies from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. If our issued patents and patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates and potential drug candidates, including omecamtiv mecarbil, tirasemtiv and CK-2127107, we or our licensees would not be able to exclude others from developing or commercializing these drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage.

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

Changes in either the patent laws or their interpretation in the United States or other countries may diminish the value of our intellectual property or our ability to obtain patents. For example, the America Invents Act of 2011 may affect the scope, strength and enforceability of our patent rights in the United States or the nature of proceedings which may be brought by us related to our patent rights in the United States.

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

With respect to our skeletal muscle sarcomere activators (such as tirasemtiv), potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia and sarcopenia. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and is researching related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function. We are aware that other companies are developing potential new therapies for ALS, such as Biogen Idec, Inc., Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. If tirasemtiv or other of our skeletal muscle sarcomere activators are approved for the treatment of claudication associated with peripheral artery disease, they will compete with currently approved therapies for the treatment of peripheral artery disease. We are also aware that a number of companies are currently or have been developing potential new treatments for peripheral artery disease or associated symptoms of claudication. If tirasemtiv or other of our skeletal muscle sarcomere activators are approved for the treatment of myasthenia gravis, they will compete with currently approved therapies for the treatment of myasthenia gravis, including but not limited to anticholinesterase agents, such as pyridostigmine bromide and neostigmine bromide, corticosteroids, such as prednisone, and immunomodulatory drugs, such as azathiaprine and cyclosporine. We are also aware that a number of companies are developing or commercializing in certain markets potential new treatments that could be used for the possible treatment of myasthenia gravis, such as Benesis Corp. (GB-0998), Alexion Pharmaceuticals, Inc. (eculizumab) and Astellas (tacrolimus).

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

In October 2011, we reduced our workforce by approximately eighteen percent in order to reduce expenses and to focus resources primarily on our later-stage development programs for tirasemtiv and omecamtiv mecarbil and certain other research and development programs also directed to muscle biology. These headcount reductions and the cost control measures we have implemented may negatively affect our productivity and limit our research and development activities. Our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce reductions. In light of our continued need for funding and cost control, we may be required to implement future workforce and expense reductions, which could further limit our research and development activities. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business.

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

The research, testing, manufacturing, selling and marketing of drugs are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and regulations differ from country to country. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of a new drug application (“NDA”) from the FDA. Neither we nor our partners have received NDA or other marketing approval for any of Cytokinetics’ drug candidates.

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

Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process, and the guidance and advice issued by such agencies is subject to change at any time. Despite the time and efforts exerted, failure can occur at any stage, and we may encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In addition, the FDA may require that a proposed Risk Evaluation and Mitigation Strategy, also known as a REMS, be submitted as part of an NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

announcements concerning any of the clinical trials for our compounds, such as omecamtiv mecarbil for heart failure and tirasemtiv for the potential treatment of diseases associated with muscle weakness or wasting or neuromuscular dysfunction (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

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

As of July 23, 2012, our executive officers, directors and their affiliates beneficially owned or controlled approximately 8.1% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our common stock is currently listed on NASDAQ. The NASDAQ Stock Market LLC has minimum requirements that a company must meet in order to remain listed on NASDAQ. These requirements include maintaining a minimum closing bid price of $1.00 per share. On June 18, 2012, we received from NASDAQ a deficiency notice stating that our common stock had remained under $1.00 per share for thirty consecutive trading days beginning on May 4, 2012. If the closing bid price of our common stock does not reach at least $1.00 per share for a minimum of ten consecutive trading days during the one hundred eighty calendar days ending December 17, 2012, NASDAQ may provide written notification that they will delist our common stock from trading on The NASDAQ Global Market. At that time, we may appeal the determination to a Listing Qualifications Panel. We are considering various options to avoid having our common stock delisted from The NASDAQ Global Market. However, we cannot be certain that any of these options will enable us to satisfy NASDAQ’s minimum stock price requirement or other listing requirements or that we can avoid having our common stock delisted.

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

Our stockholders will experience substantial additional dilution if shares of our preferred stock are converted into, or outstanding options or warrants are exercised for, common stock.

As of the date of this report, there are 8,070 shares of our Series A convertible preferred stock outstanding, which are convertible, without payment of additional consideration, into 8,070,000 shares of our common stock, and 23,026 shares of our Series B convertible preferred stock outstanding, which are convertible, without payment of additional consideration, into 23,026,000 shares of our common stock. As of July 23, 2012, there were 54,053,225 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $0.98 per share, and 11,038,583 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $3.15 per share. The conversion of the outstanding shares of our Series A convertible preferred stock or of our Series B convertible preferred stock into, or exercise of outstanding options or warrants for, common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

If we raise additional capital by issuing securities in the future, it will cause dilution to existing stockholders and may cause our share price to decline.

We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in June 2011, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $20.0 million, from time to time, through MLV as our sales agent. It is anticipated that these additional shares may be sold through MLV over a period of up to 36 months from June 2011. The number of shares ultimately offered for sale by MLV is dependent upon the number of shares that we elect to sell through MLV under the ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock through MLV under the ATM Agreement may cause the trading price of our common stock to decline.

To the extent that we raise additional capital by issuing equity securities under the ATM Agreement or otherwise, our stockholders will experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

Sales of our common stock through our June 2012 public offerings or other equity offerings could trigger a limitation on our ability to use our net operating losses and tax credits in the future.

The Tax Reform Act of 1986 (the “Tax Reform Act”) limits the annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership of a company. In the event we have a change in ownership, as defined in the Tax Reform Act, the annual utilization of such carryforwards could be limited. The equity issued in connection with our June 2012 public offerings or other equity issuances could trigger a limitation on our ability to use our net operating losses and tax credits in the future under Sections 382 and 383 of the Internal Revenue Code as enacted by the Tax Reform Act.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

1.1(1)	Underwriting Agreement, dated as of June 20, 2012.

1.2(1)	Underwriting Agreement, dated as of June 20, 2012.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(4)	Amended and Restated Bylaws.

3.4(5)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.5(1)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

4.1(6)	Specimen Common Stock Certificate.

4.2(7)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.3(5)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

4.4(8)	Form of Common Stock Warrant Agreement.

4.5(8)	Form of Preferred Stock Warrant Agreement.

4.6	Form of Warrant.

10.2	2004 Equity Incentive Plan, as amended.

*10.43(9)	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(2)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.
(8)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 4, 2012.
*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2012	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

1.1(1)	Underwriting Agreement, dated as of June 20, 2012.

1.2(1)	Underwriting Agreement, dated as of June 20, 2012.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(4)	Amended and Restated Bylaws.

3.4(5)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.5(1)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

4.1(6)	Specimen Common Stock Certificate.

4.2(7)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.3(5)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

4.4(8)	Form of Common Stock Warrant Agreement.

4.5(8)	Form of Preferred Stock Warrant Agreement.

4.6	Form of Warrant.

10.2	2004 Equity Incentive Plan, as amended.

*10.43(9)	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(2)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.
(8)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 4, 2012.
*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act of 1933 or Rule 24b-2 under the Securities Exchange Act of 1934, as applicable.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.