Form 10-Q
period 2012-09-30
CYTOKINETICS INC
filed 2012-11-07
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Number of shares of common stock, $0.001 par value, outstanding as of October 25, 2012: 142,413,069.

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Page

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Unaudited Condensed Balance Sheets as of September 30, 2012 and December 31, 2011	3
Unaudited Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, and the period from August 5, 1997 (date of inception) to September 30, 2012	4
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and the period from August 5, 1997 (date of inception) to September 30, 2012	5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II. OTHER INFORMATION	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Mine Safety Disclosure	45
Item 5. Other Information	45
Item 6. Exhibits	46
SIGNATURES	47
EXHIBIT INDEX	48

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,390	$18,833
Short-term investments	60,220	30,190
Related party accounts receivable	—	14
Prepaid and other current assets	3,159	2,103

Total current assets	78,769	51,140
Long-term investments	5,543	—
Property and equipment, net	906	1,310
Restricted cash	—	196
Other assets	127	127

Total assets	$85,345	$52,773

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,518	$1,196
Accrued liabilities	2,942	3,232
Related party payables and accrued liabilities	—	12
Short-term portion of equipment financing lines	—	152
Short-term portion of deferred revenue	129	—

Total current liabilities	4,589	4,592
Long-term portion of deferred rent	153	3

Total liabilities	4,742	4,595

Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares; Issued and outstanding:
Series A Convertible Preferred Stock — zero shares at September 30, 2012 and 8,070 shares at December 31, 2011;
Series B Convertible Preferred Stock — 23,026 shares at September 30, 2012 and zero shares at December 31, 2011
Common stock, $0.001 par value:	142	75
Authorized: 245,000,000 shares; Issued and outstanding: 142,413,069 shares at September 30, 2012 and 74,915,739 shares at December 31, 2011
Additional paid-in capital	517,872	456,610
Accumulated other comprehensive income	13	3
Deficit accumulated during the development stage	(437,424)	(408,510)

Total stockholders’ equity	80,603	48,178

Total liabilities and stockholders’ equity	$85,345	$52,773

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended		Period from August 5, 1997 (Date of Inception) to September 30, 2012
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Research and development revenues from related parties	$963	$994	$3,234	$2,037	$54,385
Research and development, grant and other revenues	751	433	2,141	1,206	8,131
License revenues from related parties	—	—	—	—	112,935

Total revenues	1,714	1,427	5,375	3,243	175,451

Operating expenses:
Research and development	8,798	8,891	25,785	28,583	478,257
General and administrative	2,991	3,204	8,614	10,727	152,566
Restructuring charges (reversals)	(2)	—	(56)	—	3,586

Total operating expenses	11,787	12,095	34,343	39,310	634,409

Operating loss	(10,073)	(10,668)	(28,968)	(36,067)	(458,958)
Interest and other, net	29	29	54	85	21,508

Loss before income taxes	(10,044)	(10,639)	(28,914)	(35,982)	(437,450)
Income tax benefit	—	—	—	—	(26)

Net loss	(10,044)	(10,639)	(28,914)	(35,982)	(437,424)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(1,307)	(2,857)	(4,164)

Net loss allocable to common stockholders	$(10,044)	$(10,639)	$(30,221)	$(38,839)	$(441,588)

Net loss per share allocable to common stockholders — basic and diluted	$(0.07)	$(0.15)	$(0.31)	$(0.55)

Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	134,162	72,280	97,293	70,134

Comprehensive loss	$(10,030)	$(10,646)	$(28,904)	$(35,970)	$(437,411)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended		Period from August 5, 1997 (Date of Inception) to September 30, 2012
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(28,914)	$(35,982)	$(437,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	462	1,068	29,125
(Gain) loss on disposal of equipment	(2)	3	299
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	(56)	—	636
Non-cash interest expense	—	—	504
Non-cash forgiveness of loans to officers	—	—	434
Stock-based compensation	2,876	2,228	35,221
Non-cash warrant expense	—	—	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	14	(70)	(351)
Prepaid and other assets	(1,056)	(280)	(3,314)
Accounts payable	334	422	1,682
Accrued and other liabilities	(89)	(2,050)	2,817
Related party payables and accrued liabilities	(12)	11	—
Deferred revenue	129	—	129

Net cash used in operating activities	(26,314)	(34,650)	(368,372)

Cash flows from investing activities:
Purchases of investments	(81,513)	(40,876)	(1,040,968)
Proceeds from sales and maturities of investments	45,950	57,226	955,277
Proceeds from sales of auction rate securities	—	—	20,025
Purchases of property and equipment	(66)	(418)	(31,102)
Proceeds from sales of property and equipment	2	3	143
Decrease in restricted cash	196	573	—
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	859

Net cash provided by (used in) investing activities	(35,431)	16,508	(96,912)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	43,678	—	250,549
Proceeds from draw down of committed equity financing facilities and at-the-market facility, net of commission and issuance costs	2,819	(76)	58,094
Proceeds from other issuances of common stock and warrants, net of issuance costs	(361)	10,641	17,754
Proceeds from issuance of preferred stock, net of issuance costs	12,318	9,329	154,819
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	—	12,441
Repayment of loan with UBS	—	—	(12,441)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	(152)	(675)	(24,170)

Net cash provided by financing activities	58,302	19,219	480,674

Net (decrease) increase in cash and cash equivalents	(3,443)	1,077	15,390
Cash and cash equivalents, beginning of period	18,833	17,514	—

Cash and cash equivalents, end of period	$15,390	$18,591	$15,390

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Overview

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. The Company is a development stage enterprise and has been primarily engaged in conducting research, and developing drug candidates and technologies.

The Company’s registration statement for its initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”) on April 29, 2004. The Company’s common stock commenced trading on the NASDAQ National Market, now the NASDAQ Global Market, on April 29, 2004 under the trading symbol “CYTK”.

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $437.4 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $28.9 million and net cash used in operations of $26.3 million for the nine months ended September 30, 2012. Cash, cash equivalents and investments increased to $81.2 million at September 30, 2012 from $49.0 million at December 31, 2011. The Company anticipates that it will continue to have operating losses and will have net cash outflows in future periods.

The Company is subject to risks common to development-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund its future plans. The Company’s liquidity will be impaired if sufficient additional capital is not available on terms acceptable to the Company. To date, the Company has funded its operations primarily through sales of its common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. The Company has never generated revenues from commercial sales of its drugs and may not have drugs to market for at least several years, if ever. The Company’s success is dependent on its ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of its drug candidates. As a result, the Company may choose to raise additional capital through equity or debt financings to continue to fund its operations in the future. The Company cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that the Company’s drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at September 30, 2012 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

The balance of the certificate of deposit, which the Company classified as restricted cash, was as follows (in thousands):

	September 30, 2012	December 31, 2011
Certificate of deposit classified as restricted cash	$—	$196

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that revised the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to present comprehensive income either in a continuous statement of comprehensive income, which replaces the statement of operations, or in two separate, consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income, nor does it require new disclosures. The Company’s adoption of the new guidance on January 1, 2012 did not have a material impact on its financial position or results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net loss	$(10,044)	$(10,639)	$(28,914)	$(35,982)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(1,307)	(2,857)

Net loss allocable to common stockholders	$(10,044)	$(10,639)	$(30,221)	$(38,839)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share allocable to common stockholders) — basic and diluted	134,162	72,280	97,293	70,134

Net loss per share allocable to common stockholders — basic and diluted	$(0.07)	$(0.15)	$(0.31)	$(0.55)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three and Nine Months Ended
	September 30, 2012	September 30, 2011
Options to purchase common stock	10,913	9,855
Warrants to purchase common stock	54,053	10,238
Series A convertible preferred stock (as converted to common stock)	—	8,070
Series B convertible preferred stock (as converted to common stock)	23,026	—
Restricted stock units	1,358	—
Shares issuable related to the ESPP	122	131

Total shares	89,472	28,294

Note 3. Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Nine Months Ended		Period from August 5, 1997 (date of inception) to September 30, 2012
	September 30, 2012	September 30, 2011
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	—	13	—
Purchases of property and equipment through accrued liabilities	5	—	5
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Warrants issued in equity financing	—	—	1,585

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
FTE reimbursements	$963	$985	$3,231	$1,986
Reimbursements of other costs	—	9	3	51

Total research and development revenues from Amgen	963	994	3,234	2,037

Total revenue from Amgen	$963	$994	$3,234	$2,037

Deferred revenue and related party accounts receivable from Amgen were as follows (in thousands):

	September 30, 2012	December 31, 2011
Related party accounts receivable — Amgen	$—	$14

Deferred revenue — Amgen	$129	$—

GlaxoSmithKline (“GSK”)

Related party payables and accrued liabilities due to GSK were as follows (in thousands):

	September 30, 2012	December 31, 2011
Related party payables and accrued liabilities — GSK	$—	$11

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
NINDS myasthenia gravis	$264	$433	$896	$1,206

Other

In October 2011, as part of an initiative to seek certain more focused collaborations intended to allow us to offset our research costs, the Company entered into an agreement with Global Blood Therapeutics, Inc. (formerly called Global Blood Targeting, Inc.), an early-stage biopharmaceutical company. Under an agreed research plan, scientists from Global Blood Therapeutics and our FTEs conduct research focused on small molecule therapeutics that target the blood. The Company provides to Global Blood Therapeutics access to certain research facilities, FTEs and other resources at agreed reimbursement rates that approximate our costs. The Company is the primary obligor in the collaboration arrangement, and accordingly, the Company records expense reimbursements from Global Blood Therapeutics as research and development revenue. Research and development revenue from Global Blood Therapeutics was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Expense reimbursements from Global Blood Therapeutics	$358	$—	$1,116	$—

In August 2012, as part of an initiative to seek certain more focused collaborations intended to allow us to offset our research costs, the Company entered into an agreement with MyoKardia, Inc., an early-stage biopharmaceutical company. Under an agreed research plan, scientists from MyoKardia and our FTEs conduct research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. The Company provides to MyoKardia access to certain research facilities, FTEs and other resources at agreed reimbursement rates that approximate our costs. The Company is the primary obligor in the collaboration arrangement, and accordingly, the Company records expense reimbursements from MyoKardia as research and development revenue. Research and development revenue from MyoKardia was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Expense reimbursements from MyoKardia	$129	$—	$129	$—

Note 6. Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and available for sale investments at September 30, 2012 and December 31, 2011 were as follows (in thousands):

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$8,997	$—	$—	$8,997

Cash equivalents — U.S. Treasury securities	$1,257	$—	$—	$1,257	11/2012

Short-term investments — U.S. Treasury securities	$60,210	$10	$—	$60,220	10/2012-9/2013

Long-term investments — U.S. Treasury securities	$5,540	$3	$—	$5,543	10/2013-11/2013

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$13,650	—	—	$13,650

Short-term investments — U.S. Treasury securities	$30,187	$4	$(1)	$30,190	1/2012—6/2012

Unrealized losses on the Company’s investments were as follows (in thousands):

	September 30, 2012	December 31, 2011
Unrealized losses on U.S. Treasury securities classified as short-term investments	$—	$1

The unrealized losses as of December 31, 2011 were primarily caused by slight fluctuations in short-term interest rates subsequent to the purchase date of the related securities. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2012 through November 5, 2012, and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest income	$30	$36	$52	$114

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

Financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 were classified in one of the three categories described above as follows (in thousands):

	September 30, 2012
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$8,997	$—	$—	$8,997
U.S. Treasury securities	67,020	—	—	67,020

Total	$76,017	$—	$—	$76,017

Amounts included in:
Cash and cash equivalents	$10,254	$—	$—	$10,254
Short-term investments	60,220	—	—	60,220
Long-term investments	5,543	—	—	5,543

Total	$76,017	$—	$—	$76,017

	December 31, 2011
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$13,650	$—	$—	$13,650
U.S. Treasury securities	30,190	—	—	30,190

Total	$43,840	$—	$—	$43,840

Amounts included in:
Cash and cash equivalents	$13,650	$—	$—	$13,650
Short-term investments	30,190	—	—	30,190

Total	$43,840	$—	$—	$43,840

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

Employee Severance and Related Benefits
Restructuring liability at December 31, 2011	$194
Charges (reversals of charges) – quarter ended March 31, 2012	(41)
Charges (reversals of charges) – quarter ended June 30, 2012	(13)
Charges (reversals of charges) – quarter ended September 30, 2012	(2)
Cash payments	(136)

Restructuring liability at September 30, 2012	$2

Note 9. Stockholders’ Equity (Deficit)

June 2012 Public Offerings

On June 20, 2012, the Company entered into underwriting agreements for two separate, concurrent public offerings of the Company’s securities (the “June 2012 Public Offerings”). On June 25, 2012, pursuant to the underwriting agreements, in aggregate the Company issued to various investors (i) 55,921,054 shares of common stock for a purchase price of $0.76 per share, (ii) 23,026 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) for a purchase price of $760.00 per share, and (iii) warrants to purchase 47,368,225 shares of the Company’s common stock at an exercise price of $0.88 per share, for aggregate gross proceeds of approximately $60.0 million. After issuance costs of approximately $4.0 million, the net proceeds from the June 2012 Public Offerings were approximately $56.0 million.

The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable for five years until June 25, 2017. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Company valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of the Company’s common stock on the issuance date of $0.63. As of September 30, 2012, all of the warrants were outstanding and exercisable.

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

The Company issued shares through MLV as follows (dollars in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Shares issued through MLV in 2012	—	2,596,341

Net proceeds of shares issued through MLV in 2012	$—	$2,819

On a cumulative basis, the Company has issued the following through MLV (dollars in thousands):

Through September 30, 2012
Shares issued through MLV	5,175,549

Net proceeds of shares issued through MLV	$5,324

Conversion of Series A Convertible Preferred Stock

On September 26, 2012, 8,070 shares of Series A Convertible Preferred Stock were converted into 8,070,000 shares of our common stock. The conversion was in accordance with the terms of the original agreement under which the Series A Convertible Preferred Stock was issued in 2011.

Stock Option Plans

Stock option activity for the nine months ended September 30, 2012 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2011	3,511,007	9,591,664	$3.66
Increase in authorized shares	2,500,000	—	—
Options granted	(2,399,607)	2,399,607	$1.03
Options exercised	—	—	—
Options forfeited/expired	1,077,737	(1,077,737)	$2.74
Restricted stock units forfeited	356,000	—	—

Balance at September 30, 2012	5,045,137	10,913,534	$3.17

Restricted stock unit activity for the nine months ended September 30, 2012 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2011	3,105,500	$1.13
Restricted stock units vested	(1,391,750)	1.13
Restricted stock units forfeited	(356,000)	1.13

Unvested restricted stock units outstanding at September 30, 2012	1,357,750	$1.13

Note 10. Interest and Other, Net

Components of Interest and other, net were as follows (in thousands):

	Three Months Ended		Nine Months Ended		Period from August 5, 1997 (date of inception) to September 30, 2012
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest income and other income	$30	$36	$56	$119	$29,069
Interest expense and other expense	(1)	(7)	(2)	(34)	(5,976)
Warrant expense	—	—	—	—	(1,585)

Interest and other, net	$29	$29	$54	$85	$21,508

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consisted of interest expense on borrowings under the Company’s equipment financing lines through March 31, 2012 and on its loan agreement with UBS Bank USA and UBS Financial Services Inc. through September 30, 2010.

Warrant expense for the period from inception to September 30, 2012 was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.

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

The Company files income tax returns with the United States Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are made, the Company is subject to income tax examination for all fiscal years since inception. The IRS’s Large Business and International Division concluded its audit of the 2009 tax year with no material adjustments. The Company believes that it maintains adequate reserves for uncertain tax positions.

Subsequent to the June 2012 Public Offerings, the Company has begun a process of reviewing and concluding on its Internal Revenue Code Section 382 ownership shift analysis. On a preliminary basis, based on the current Form 13D/G filings with the SEC, the Company does not believe an ownership change occurred as of September 30, 2012. The Company will continue to monitor these public filings to assess residual impacts to the shift in percentage of ownership during the next quarter.

Note 12. Subsequent Events

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

•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates and potential drug candidates conducted by ourselves or our partner, Amgen Inc., including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated dates of data becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	our plans to seek one or more strategic partners to develop and commercialize our skeletal sarcomere activators, such as tirasemtiv and CK-2127107;

•	our anticipated filing of an investigational new drug application (“IND”) for CK-2127107 with the U.S. Food and Drug Administration (“FDA”);

•	our and Amgen’s plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances and sponsored research arrangements, such as with Amgen;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the cytoskeleton and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations and equipment financing lines;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•

Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil;

•	our ability to enter into partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our receipt of funds and access to other resources under our current or future strategic alliances or sponsored research arrangements;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;

•	difficulties or delays, or slower than anticipated patient enrollment, in our or Amgen’s clinical trials;

•	difficulties or delays in the manufacture and supply of clinical trial materials;

•	failure by our contract research organizations, contract manufacturing organizations and other vendors to properly fulfill their obligations;

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and potential drug candidates;

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

In May 2012, the second cohort of an international, randomized, double-blind, placebo-controlled Phase IIb clinical trial designed to evaluate the safety and efficacy of an intravenous formulation of omecamtiv mecarbil in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure was opened to enrollment. Following a review of the data from the first cohort in this clinical trial, in which over 200 patients were enrolled, the independent data monitoring committee concluded that the safety data supported progression to the second cohort of this trial. This trial, known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), is sponsored by Amgen in collaboration with Cytokinetics. During the third quarter of 2012, enrollment was completed in the second cohort. To date, over 400 patents have been enrolled in this trial. A decision regarding the potential progression from the second cohort to the third cohort of this clinical trial is anticipated in the fourth quarter of 2012, following a review of data from the second cohort by the independent data monitoring committee.

During the third quarter of 2012, Cytokinetics and Amgen collaborated to plan the manufacturing of drug product and to draft regulatory submissions to enable the potential initiation in early 2013 of a Phase II double-blind, randomized, placebo-controlled, multicenter, dose escalation study designed to evaluate several modified-release oral formulations of omecamtiv mecarbil in patients with heart failure and left ventricular systolic dysfunction. This trial is expected to inform the potential selection of one of these oral formulations for advancement into later-phase clinical trials.

We are conducting joint research activities with Amgen under a research plan, intended to be conducted through 2012, directed to next-generation compounds in our cardiac muscle contractility program. Under our collaboration agreement, Amgen will reimburse us for the agreed research activities we perform.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $3.3 million and $2.1 million in the first nine months of 2012 and 2011, respectively. We recognized research and development revenue from Amgen of $3.2 million and $2.0 million in the first nine months of 2012 and 2011, respectively, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses.

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

During the third quarter of 2012, we interacted with both the FDA and the European Medicines Agency regarding the protocol for a Phase IIb trial designed to evaluate the longer-term safety, tolerability and efficacy of tirasemtiv in patients with ALS. Based on feedback from these interactions, in October 2012 we opened this trial, originally called CY 4026 and now known as BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS) to enrollment. BENEFIT-ALS is a multi-national, double-blind, randomized, placebo-controlled clinical trial which is designed to enroll approximately 400 patients who will be randomized to receive 12 weeks of double-blind treatment with tirasemtiv or placebo. All enrolled patients will complete one week of treatment with open-label tirasemtiv at 125 mg twice daily prior to randomization. Clinical assessments will take place monthly during the course of treatment. Patients will also participate in follow-up evaluations at both 7 and 28 days after their final dose. The primary endpoint of this trial is the change from baseline in the ALS Functional Rating Scale in its revised form, or ALSFRS-R. Secondary endpoints will include maximum voluntary ventilation, or MVV, and other measures of skeletal muscle function. Patients will receive tirasemtiv or placebo dosed twice daily. Patients taking riluzole at the time of enrollment who are randomized to receive double-blind tirasemtiv will receive riluzole at a reduced dose of 50 mg daily, in a blinded manner. We plan to conduct BENEFIT-ALS at over 70 sites across the United States, Canada, and several European countries.

Tirasemtiv: Myasthenia Gravis. We closed enrollment and completed treatment of patients in our Phase IIa evidence of effect clinical trial of tirasemtiv in patients with generalized myasthenia gravis (CY 4023). This clinical trial, initiated in January 2011, is being funded by an initial grant of $2.8 million from the National Institute of Neurological Disorders and Stroke (“NINDS”). Patients will receive single oral double-blind doses of placebo and tirasemtiv at 250 mg and 500 mg, each administered in random order approximately one week apart. The primary objective of this trial is to assess the effects of tirasemtiv on measures of muscle strength, muscle fatigue and pulmonary function in these patients. The secondary objectives of this clinical trial are to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of tirasemtiv and its pharmacodynamic effects; to evaluate the safety and tolerability of tirasemtiv administered as single doses to patients with myasthenia gravis; and to evaluate the effect of tirasemtiv on investigator- and patient-determined global functional assessment and the Modified MG Symptom Score, an assessment combining patient reports and physician evaluations to assess the severity of symptoms due to myasthenia gravis. We anticipate that data from this clinical trial will be available in the fourth quarter of 2012.

The NINDS grant was awarded to us in 2010 under the American Recovery and Reinvestment Act of 2009, and was intended to support for three years our research and development of tirasemtiv for the potential treatment of myasthenia gravis. We recognized revenue under this grant arrangement of $0.9 million and $1.2 million in the first nine months of 2012 and 2011, respectively, which we recorded as research and development, grant and other revenues. In September 2012, the NINDS awarded to us an additional $0.5 million under the grant.

CK-2127107. We continue to conduct non-clinical studies of CK-2127107 intended to support an IND or foreign equivalent. We anticipate filing an IND or foreign equivalent for CK-2127107 by the end of 2012.

Tirasemtiv and CK-2127107 are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from the potential commercialization of these compounds. We currently fund all research and development costs associated with our skeletal muscle contractility program. We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $17.8 million and $18.4 million in the first nine months of 2012 and 2011, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance tirasemtiv, CK-2127107 or other compounds from this program into and through development.

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

Our smooth muscle myosin inhibitors are at too early a stage of development for us to predict if or when we will be in a position to generate any revenues or material net cash flows from their commercialization. We currently fund all research and development costs associated with this program. We recorded research and development expenses for activities relating to our smooth muscle contractility program of approximately $1.7 million and $4.3 million in the first nine months of 2012 and 2011, respectively. We anticipate that our expenditures relating to the research and development of compounds in our smooth muscle contractility program will increase significantly if and as we advance compounds from this program into and through development.

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

Restructuring

In October 2011, we announced a restructuring plan to realign our workforce and operations in line with our continued commitment to focus primarily on the development of our key later-stage development programs for tirasemtiv and omecamtiv mecarbil and on our follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program. As a result, we reduced our workforce by 18 employees, or approximately 18%, to 83 employees. We provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. We incurred restructuring charges of $1.2 million in the fourth quarter of 2011, primarily personnel-related termination costs. As of September 30, 2012, we had a remaining accrued restructuring liability of $2,000, which we expect to settle in cash by December 31, 2012.

Results of Operations

Revenues

We recorded total revenues of $1.7 million and $1.4 million for the third quarter of 2012 and 2011, respectively, and $5.4 million and $3.2 million for the first nine months of 2012 and 2011, respectively.

Research and development revenues from related parties for the third quarter and first nine months of 2012 and 2011 consisted of research and development revenues from our strategic collaboration with Amgen. Research and development revenues from Amgen were $1.0 million and $1.0 million for the third quarter of 2012 and 2011, respectively, and consisted of reimbursements of FTE expenses and other research and development expenses. Research and development revenues from Amgen were $3.2 million and $2.0 million for the first nine months of 2012 and 2011, respectively, and in both periods consisted of reimbursements of FTE expenses and other research and development expenses. The research activities under our collaboration with Amgen are anticipated to continue through December 2012.

Research and development, grant and other revenues were $0.7 million and $0.4 million for the third quarter of 2012 and 2011, respectively. Research and development, grant and other revenues in the third quarter of 2012 and 2011 included grant revenue from the NINDS of $0.3 million and $0.4 million, respectively, research and development revenue from Global Blood Therapeutics, Inc. of $0.3 million and zero, respectively, and research and development revenue from MyoKardia, Inc. of $0.1 million and zero, respectively. Research and development, grant and other revenues in the first nine months of 2012 and 2011 included grant revenue from the NINDS of $0.9 million and $1.2 million, respectively, research and development revenue from Global Blood Therapeutics of $1.1 million and zero, respectively, and research and development revenue from MyoKardia of $0.1 million and zero, respectively. In April 2012, we extended our agreement with Global Blood Therapeutics through December 2012. In August 2012, as part of an initiative to seek certain more focused collaborations intended to allow us to offset our research costs, we entered into an agreement with MyoKardia, an early-stage biopharmaceutical company. Under an agreed research plan, scientists from MyoKardia and our FTEs conduct research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. We provide to MyoKardia access to certain research facilities, FTEs and other resources at agreed reimbursement rates that approximate our costs. We are the primary obligor in the collaboration arrangement, and accordingly, we record expense reimbursements from MyoKardia as research and development revenue.

We anticipate that revenue for the full year 2012 will be in the range of $5.0 million to $7.0 million.

Research and Development Expenses

Research and development expenses were $8.8 million and $8.9 million in the third quarter of 2012 and 2011, respectively. The $0.1 million decrease in research and development expenses in the third quarter of 2012, compared to the same period in 2011, was primarily due to decreases of $0.3 million in laboratory expense, $0.3 million in personnel costs and $0.1 million in facilities costs, partially offset by an increase of $0.6 million in outsourced clinical and pre-clinical costs.

Research and development expenses were $25.8 million and $28.6 million in the first nine months of 2012 and 2011, respectively. The $2.8 million decrease in research and development expenses in the first nine months of 2012, compared to the same period in 2011, was primarily due to decreases of $1.9 million in laboratory expenses, $1.1 million in personnel-related costs, $0.1 million in outsourced clinical costs and $0.2 million in facilities costs, partially offset by an increase of $0.5 million in outsourced pre-clinical costs.

From a program perspective, the $0.1 million decrease in spending in the third quarter of 2012, compared to the same period in 2011, was due to a decrease of $1.2 million for our smooth muscle contractility program, partially offset by increased spending of $0.1 million for our cardiac muscle contractility program, $0.9 million for our skeletal muscle contractility program and $0.1 million for our other research programs. For the first nine months of 2012 compared to the first nine months of 2011, the $2.8 million decrease in research and development expenses was due to decreases of $0.6 million for our skeletal muscle contractility program, $2.6 million for our smooth muscle contractility program and $0.8 million for our other research programs, partially offset by increased spending of $1.2 million for our cardiac muscle contractility program.

Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cardiac muscle contractility	$1.1	$1.0	$3.3	$2.1
Skeletal muscle contractility	6.4	5.5	17.8	18.4
Smooth muscle contractility	0.3	1.5	1.7	4.3
All other research programs	1.0	0.9	3.0	3.8

Total research and development expenses	$8.8	$8.9	$25.8	$28.6

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

We expect our research and development expenditures to increase in fourth quarter of 2012 compared to the same period in 2011. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue development of our drug candidate tirasemtiv and our potential drug candidate CK-2127107 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. We expect to continue preclinical research on our smooth muscle myosin inhibitor compounds, which may be useful for the potential treatment of diseases and medical conditions associated with bronchoconstriction or vasoconstriction. We anticipate that research and development expenses in 2012 will be in the range of $42.0 million to $46.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.0 million are included in our estimate of 2012 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $3.0 million and $3.2 million in the third quarter of 2012 and 2011, respectively. The 0.2 million decrease in the third quarter of 2012, compared to the same period in 2011, was primarily due to decreases of $0.3 million in personnel expenses and $0.1 million in facilities costs, partially offset by increases of $0.1 in financial services costs and $0.1 million in legal expenses. General and administrative expenses were $8.6 million and $10.7 million in the first nine months of 2012 and 2011, respectively. The $2.1 million decrease in the first nine months of 2012, compared to the same period in 2011, was primarily due to decreases of $0.6 million in financial services costs, $0.9 million in personnel expenses, $0.2 million in legal costs and $0.4 million in facilities costs.

We expect that general and administrative expenses in 2012 will remain at approximately the same level as in 2011. We anticipate that general and administrative expenses will be in the range of $12.0 million to $14.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.0 million are included in our estimate of 2012 general and administrative expenses.

Interest and Other, Net

Interest income and other income decreased in the third quarter of 2012 compared to the same period in 2011, due to lower average effective interest rates, partially offset by higher average invested balances. Interest income and other income decreased in first nine months of 2012 compared to the same period in 2011, due to lower average effective interest rates and lower average invested balances.

Interest expense and other expense decreased in the third quarter and first nine months of 2012 compared to the same periods in 2011, due to lower interest expense on our equipment financing debt. We repaid the remaining outstanding equipment financing debt in March 2012.

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

We file income tax returns with the United States Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are made, we are subject to income tax examination for all fiscal years since inception. The IRS’s Large Business and International Division concluded its audit of the 2009 tax year with no material adjustments. We believe that we maintain adequate reserves for uncertain tax positions.

Subsequent to the June 2012 Public Offerings, we have begun a process of reviewing and concluding on our Internal Revenue Code Section 382 ownership shift analysis. On a preliminary basis, based on the current Form 13D/G filings with the SEC, we do not believe an ownership change occurred as of September 30, 2012. We will continue to monitor these public filings to assess residual impacts to the shift in percentage of ownership during the next quarter.

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

Recent Accounting Pronouncements

See Note 1, “Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through September 30, 2012, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

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

The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable for five years until June 25, 2017. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then issued and outstanding. We valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of our common stock on the issuance date of $0.63. As of September 30, 2012, all of the warrants were outstanding and exercisable.

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

Other Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $81.2 million at September 30, 2012, up from $49.0 million at December 31, 2011. The increase of $32.2 million was primarily due to net proceeds from the June 2012 Public Offerings and stock issuances through MLV, partially offset by cash used to fund operations.

Net cash used in operating activities was $26.3 million in the first nine months of 2012 and primarily resulted from the net loss of $28.9 million. Net cash used in operating activities in the first nine months of 2011 was $34.7 million and primarily resulted from the net loss of $36.0 million.

Net cash used in investing activities was $35.4 million in the first nine months of 2012 and primarily consisted of cash used to purchase investments, net of proceeds from the maturity of investments, of $35.6 million. Net cash provided by investing activities in the first nine months of 2011 was $16.5 million and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $16.4 million.

Net cash provided by financing activities was $58.3 million in the first nine months of 2012 and primarily consisted of net proceeds of $56.0 million from the sale of 55,921,054 shares of common stock and 23,026 shares of Series B Preferred Stock in the June 2012 Public Offerings and net proceeds of $2.8 million from our sale of 2,596,341 shares of common stock through MLV. We repaid the remaining balance of our equipment financing line debt in the March 2012 and no further funds are available to us under this line. Net cash provided by financing activities in the first nine months of 2011 was $19.2 million and primarily consisted of net proceeds of $19.9 million from our issuance of common and preferred stock and warrants to Deerfield in April 2011.

Shelf Registration Statement. In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011 (the “December 2011 Shelf”). The December 2011 Shelf allowed us to issue securities from time to time for an aggregate offering price of up to $100.0 million. In June 2012, we filed a supplemental shelf registration statement with the SEC, which was declared effective in June 2012 (the “Supplemental Shelf”). The Supplemental Shelf allows us to issue additional securities from time to time for an aggregate offering price of up to $20.0 million, and for a total aggregate offering price under the December 2011 Shelf and the Supplemental Shelf of up to $120.0 million. As of November 5, 2012, $18.3 million remains available to us under these shelf registration statements. The specific terms of offerings, if any, under these shelf registration statements will be established at the time of such offerings.

As of September 30, 2012, future minimum payments under our lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating leases (1)	$3,031	$6,771	$7,238	$2,849	$19,889

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We plan to continue clinical development of our fast skeletal troponin activator tirasemtiv for the potential treatment of diseases and conditions related to skeletal muscle weakness or wasting. We plan to continue to conduct non-clinical development of our fast skeletal troponin activator CK-2127107 and, following clearance of an IND, clinical development. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle contractility programs through research to candidate selection.

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

We have incurred an accumulated deficit of $437.4 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to development stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we are not materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

In addition, while the clinical trials of our drug candidates are designed based on the available relevant information, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. Clinical trials of our drug candidates are designed based on guidance or advice from regulatory agencies, which is subject to change during the development of the drug candidate at any time. Such a change in a regulatory agency’s guidance or advice may cause that agency to deem results from trials to be insufficient to support approval of the drug candidate and require further clinical trials of that drug candidate to be conducted. In addition, individual patient responses to the dose administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

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

•	lack of effectiveness of our drug candidates during clinical trials;

•	unforeseen safety issues;

•	inadequate supply, or delays in the manufacture or supply, of clinical trial materials;

•	uncertain dosing issues;

•

failure by us, our partners, or clinical research organizations, investigators or site personnel engaged by us or our partners to comply with good clinical practices and other applicable laws and regulations, including those concerning informed consent;

•	inability or unwillingness of investigators or their staffs to follow clinical protocols;

•	failure by our clinical research organizations, clinical manufacturing organizations and other third parties supporting our clinical trials to fulfill their obligations;

•	inability to monitor patients adequately during or after treatment;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our drug candidates or their clinical trial endpoints obsolete; and

•	results from non-clinical studies that may adversely impact the timing or further development of our drug candidates.

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

We have retained all rights to develop and commercialize tirasemtiv and CK-2127107. We currently do not have a strategic partner for these compounds. We are seeking one or more strategic partners or other arrangements with third parties to advance and develop compounds from our skeletal muscle contractility program and our smooth muscle myosin inhibitors. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines. If we are unable to enter into a strategic alliance for tirasemtiv, we will be unable to conduct the required registration trials we believe may be necessary to obtain marketing approval for tirasemtiv for the potential treatment of ALS unless we are able to acquire the funding to do so from another source. If we are unable to enter into a strategic alliance for CK-2127107, we will be unable to conduct a clinical trials program for CK-2127107 unless we are able to acquire the funding to do so from another source.

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

To the extent we elect to fund the development of a drug candidate, such as tirasemtiv, or the commercialization of a drug at our expense, we will need substantial additional funding.

The discovery, development and commercialization of new drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate, such as tirasemtiv, or the commercialization of a drug, we will need to raise additional capital to:

•	fund clinical trials and seek regulatory approvals;

•	expand our development capabilities;

•	build or access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire and support additional management and scientific personnel.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and costs of our clinical trials and other research and development activities;

•	the costs and timing of seeking and obtaining regulatory approvals;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of acquiring or investing in businesses, products and technologies;

•	the effect of competing technological and market developments; and

•	the status of, payment and other terms, and timing of any strategic alliance, licensing or other arrangements that we have entered into or may establish.

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

We have used and intend to continue to use contract research organizations (“CROs”) within and outside of the United States to conduct clinical trials of our drug candidates, such as tirasemtiv, and related activities. We do not have control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves. The activities conducted by our CROs therefore may not be completed on schedule or in a satisfactory manner. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable laws. Our CROs’ failure to carry out development activities on our behalf according to our and the FDA’s or other regulatory agencies’ requirements and in accordance with applicable U.S. and foreign laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited. If we fail to effectively manage the CROs carrying out the development of our drug candidates or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.

We have no manufacturing capacity and depend on our strategic partners and contract manufacturers to produce our clinical trial materials, including our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates and potential drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates and potential drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing clinical development of omecamtiv mecarbil worldwide, except Japan. For tirasemtiv and CK-2127107, we rely on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials, as well as other materials required to conduct our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

With respect to our skeletal muscle sarcomere activators (such as tirasemtiv), potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia and sarcopenia. Acceleron Pharma, Inc. is conducting clinical development with ACE-031, a myostatin inhibitor, and is researching related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function. We are aware that other companies are developing potential new therapies for ALS, such as Biogen Idec, Inc., Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. If tirasemtiv or other of our skeletal muscle sarcomere activators are approved for the treatment of claudication associated with peripheral artery disease, they will compete with currently approved therapies for the treatment of peripheral artery disease. We are also aware that a number of companies are currently or have been developing potential new treatments for peripheral artery disease or associated symptoms of claudication. If tirasemtiv or other of our skeletal muscle sarcomere activators are approved for the treatment of myasthenia gravis, they will compete with currently approved therapies for the treatment of myasthenia gravis, including but not limited to anticholinesterase agents, such as pyridostigmine bromide and neostigmine bromide, corticosteroids, such as prednisone, and immunomodulatory drugs, such as azathiaprine and cyclosporine. We are also aware that a number of companies are developing or commercializing in certain markets potential new treatments that could be used for the possible treatment of myasthenia gravis, such as Benesis Corp. (GB-0998), Alexion Pharmaceuticals, Inc. (eculizumab) and Astellas (tacrolimus).

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, anti-bribery laws and insider trading.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with anti-bribery laws (such as the Foreign Corrupt Practice Act) or healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, marketing and promotion, sales commission, incentive programs and other business arrangements and practices. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

As of October 25, 2012, our executive officers, directors and their affiliates beneficially owned or controlled approximately 7.5% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of the date of this report, there are 23,026 shares of our Series B convertible preferred stock outstanding, which are convertible, without payment of additional consideration, into 23,026,000 shares of our common stock. As of October 25, 2012, there were 54,053,225 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $0.98 per share, and 10,910,019 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $3.17 per share. The conversion of the outstanding shares of our Series B convertible preferred stock into, or exercise of outstanding options or warrants for, common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(4)	Amended and Restated Bylaws.

3.4(5)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.5(1)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

4.1(6)	Specimen Common Stock Certificate.

4.2(7)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.3(5)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

4.4(8)	Form of Common Stock Warrant Agreement.

4.5(8)	Form of Preferred Stock Warrant Agreement.

4.6(9)	Form of Warrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(2)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.
(8)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on August 6, 2012.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2012	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3(4)	Amended and Restated Bylaws.

3.4(5)	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

3.5(1)	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.

4.1(6)	Specimen Common Stock Certificate.

4.2(7)	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.

4.3(5)	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.

4.4(8)	Form of Common Stock Warrant Agreement.

4.5(8)	Form of Preferred Stock Warrant Agreement.

4.6(9)	Form of Warrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(2)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(4)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.
(8)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on August 6, 2012.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.