Form 10-K
period 2012-12-31
CYTOKINETICS INC
filed 2013-03-15
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from              to

Commission file number: 000-50633

CYTOKINETICS, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-3291317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 East Grand Avenue South San Francisco, CA	94080
(Address of principal executive offices)	(Zip Code)

(650) 624-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $83.2 million, computed by reference to the last sales price of $0.64 as reported by the NASDAQ Global Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 29, 2012. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 3,478,152 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 28, 2013 was 144,463,469 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

Year Ended December 31, 2012

i

PART I

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2013;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partner, Amgen Inc., including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated dates of data becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	our plans to seek one or more strategic partners to develop and commercialize our skeletal sarcomere activators, such as tirasemtiv and CK-2127107;

•	our and Amgen’s plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances, such as with Amgen;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances and sponsored research arrangements, such as with Amgen;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the cytoskeleton and the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	our monitoring for a potential ownership shift under Internal Revenue Code Section 382;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

our ability to acquire the funding necessary to conduct the one or more confirmatory Phase III clinical trials for tirasemtiv in patients with amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s disease) that we expect will be required to obtain marketing approval for tirasemtiv for the treatment of ALS;

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

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to issue and sell shares of our common stock under our At-The-Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;

•	potential infringement or misuse by us of the intellectual property rights of third parties; and

•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document. Such statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 1.    Business

Overview

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of skeletal or cardiac muscle. We are also conducting earlier-stage research directed to other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

Tirasemtiv (formerly known as CK-2017357) is the lead drug candidate from our skeletal sarcomere activator program. The skeletal muscle sarcomere is the basic unit of skeletal muscle contraction. Our skeletal sarcomere activators selectively activate the fast skeletal muscle troponin complex, which is a set of regulatory proteins that modulates the contractility of the fast skeletal muscle sarcomere. We believe tirasemtiv may be useful in treating diseases or medical conditions associated with skeletal muscle weakness or wasting. We are currently conducting a Phase II clinical trials program for tirasemtiv, including an ongoing Phase IIb clinical trial in patients with ALS. This trial is known as BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS). Tirasemtiv has been granted orphan drug designation and fast track status by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for the potential treatment of ALS. We have conducted Phase II clinical trials of tirasemtiv in patients with ALS, patients with myasthenia gravis and patients with claudication associated with peripheral artery disease. We are also developing CK-2127107, a structurally distinct, fast skeletal muscle troponin activator, and have filed an investigational new drug application (“IND”) for this drug candidate. We anticipate initiating a Phase I clinical trial evaluating CK-2127107 in healthy volunteers in the first half of 2013.

Our cardiac muscle contractility program is focused on the cardiac sarcomere, the basic unit of muscle contraction in the heart. Our lead drug candidate from this program, omecamtiv mecarbil (formerly known as CK-1827452), is a novel cardiac muscle myosin activator. Amgen holds an exclusive license to develop and commercialize omecamtiv mecarbil worldwide, except Japan, subject to our development and commercialization participation rights. An intravenous formulation of omecamtiv mecarbil is being studied in a Phase IIb clinical trial known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), which is designed to evaluate the safety and efficacy of omecamtiv mecarbil in patients with left ventricular systolic dysfunction who are hospitalized with acute heart failure. Another Phase II clinical trial, known as COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure), is being conducted with the primary objectives of selecting an oral modified release formulation and dose of omecamtiv mecarbil for chronic twice-daily dosing in patients with heart failure and left ventricular systolic dysfunction, and characterizing its pharmacokinetics after 12 weeks of treatment. We also are conducting joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program. Further details regarding our strategic alliance with Amgen can be found below in Item 1 of this report under “Muscle Contractility Focus — Cardiac Muscle Contractility Program — Amgen Strategic Alliance.”

Two of our drug candidates directed to muscle contractility have now demonstrated pharmacodynamic activity in patients: tirasemtiv in patients with ALS, in patients with myasthenia gravis and in patients with claudication associated with peripheral artery disease, and omecamtiv mecarbil in patients with heart failure. In 2013, we expect to continue to focus on translating the observed pharmacodynamic activity of these compounds into potentially meaningful clinical benefits for patients. Our drug candidate CK-2127107 has demonstrated pharmacological activity in preclinical models.

Following is a summary of the planned clinical development activities for our drug candidates directed to muscle contractility:

Drug Candidate (Mechanism of Action)	Mode of Administration	Potential Indication(s)	Development Status and Planned Development Activities
Skeletal Muscle Activation

Tirasemtiv (fast skeletal muscle troponin activator)	oral	diseases and conditions associated with muscle weakness or wasting*

• We anticipate continuing to enroll and dose patients in BENEFIT-ALS.

• We anticipate completing enrollment in BENEFIT-ALS by mid-year 2013.

• We anticipate reporting data from BENEFIT-ALS by the end of 2013.

CK-2127107 (fast skeletal muscle troponin activator)	oral	diseases and conditions associated with muscle weakness or wasting*	• We anticipate initiating a Phase I clinical trial evaluating CK-2127107 in healthy volunteers by the end of the first half of 2013.

Cardiac Muscle Activation

Omecamtiv mecarbil (cardiac muscle myosin activator)	intravenous	heart failure	• We anticipate the completion of enrollment in ATOMIC-AHF in the first half of 2013. • We anticipate results from ATOMIC-AHF will be reported in mid-year 2013.

Omecamtiv mecarbil (cardiac muscle myosin activator)	oral	heart failure	• We anticipate that COSMIC-HF will continue to enroll patients during 2013.

*	e.g., ALS, claudication, sarcopenia, cachexia, myasthenia gravis

All of our drug candidates have arisen from our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. We believe that this focus and the resulting knowledge and expertise that we have developed, especially with our proprietary technologies that permit us to evaluate the function of cytoskeletal proteins in high information content biological assays, has allowed us to increase the efficiency of our drug discovery activities. Our research and development activities since our inception in 1997 have produced multiple drug candidates that have progressed into clinical testing. Each of these drug candidates has a novel mechanism of action compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a robust area for drug discovery. We intend to leverage our experience in muscle contractility in order to expand our current pipeline, and expect to identify additional potential drug candidates that may be suitable for clinical development.

Our Corporate Strategy

Our goal is to discover, develop and commercialize novel drug products that modulate muscle function in ways that may benefit patients with serious diseases or medical conditions, with the intent of establishing a fully integrated biopharmaceutical company. We intend to achieve this by:

•

Focusing on drug discovery and development activities relating to the biology of muscle function.    We intend to capitalize on the knowledge and expertise we have acquired in each of our muscle contractility research and development programs. In these programs, we are investigating potential treatments for diseases or medical conditions where impaired regulation of the contractile function of muscle plays a key role and such diseases or conditions may be amenable to treatment by modulation of muscle contractility, such as heart failure, and medical conditions associated with skeletal muscle weakness or wasting.

•

Leveraging our cytoskeletal expertise and proprietary technologies to increase the speed, efficiency and yield of our drug discovery and development processes.    We believe that our unique understanding of the cytoskeleton and our proprietary research technologies should enable us to discover and potentially to develop drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs and which may have application across a broad array of diseases and medical conditions. We expect that we may be able to leverage our expertise in muscle contractility to expand programs related to other areas of muscle function and which may extend to the potential treatment of other serious medical diseases and conditions. Progressing related programs in parallel may afford us an opportunity to build a broader business that could benefit from multiple products that serve related clinical and commercial needs associated with impaired muscle function, muscle weakness and fatigue. In addition, this strategy may enable us to diversify certain technical, financial and operating risks by advancing several drug candidates.

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

•

Building development and commercialization capabilities directed at concentrated and growing markets.    We focus our drug discovery and development activities on disease areas for which there are serious unmet medical needs. In particular, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as hospital specialists and disease-specific centers of excellence, which may be addressed by a smaller, targeted sales force. In preparing for the potential commercialization of our drug candidates directed to these markets, we are focusing our activities on a broad range of issues facing patients and payors, including the principal drivers of clinical and economic burdens associated with these diseases. We also seek to focus on opportunities that the multiple constituencies and stakeholders for these markets may recognize as creating value. Accordingly, targeting unmet medical needs in these areas may provide us competitive opportunities and support development of a franchise in diseases involving muscle weakness, wasting and fatigue. In these markets, we believe that a company with limited resources may be able to compete effectively against larger, more established companies with greater financial and commercial resources. For these opportunities, we intend to develop clinical development and sales and marketing capabilities with the goal of becoming a fully-integrated biopharmaceutical company.

•

Establishing select strategic alliances to support our drug development programs while preserving significant development and commercialization rights.    We believe that such alliances may allow us to obtain financial support and to capitalize on the therapeutic area expertise and resources of our partners that can potentially accelerate the development and commercialization of our drug candidates. Where we deem appropriate, we plan to retain certain rights to participate in the development of drug candidates and commercialization of potential drugs arising from our programs and alliances, so that we can expand and capitalize on our own internal development capabilities and build our commercialization capabilities.

Muscle Contractility Focus

Our long-standing interest in the cytoskeleton has led us to focus our research and development activities on the biology of muscle function, and in particular, small molecule modulation of muscle contractility. We believe that our expertise in the modulation of muscle contractility is an important differentiator for us. Our preclinical and clinical experience in muscle contractility may position us to discover and develop additional novel therapies that have the potential to improve the health of patients with severe and debilitating diseases or medical conditions.

Small molecules that affect muscle contractility may have several applications for a variety of serious diseases and medical conditions. For example, certain neuromuscular diseases and medical conditions associated with muscle weakness may be amenable to treatment by enhancing the contractility of skeletal muscle, and heart failure is a disease often characterized by impaired cardiac muscle contractility which may be treated by modulating the contractility of cardiac muscle.

Because the modulation of the contractility of different types of muscle, such as cardiac muscle and skeletal muscle, may be relevant to multiple diseases or medical conditions, we believe we can leverage our expertise in these areas to more efficiently discover and develop as potential drugs compounds that modulate the applicable muscle type for multiple indications.

We are currently developing a number of small molecule compounds arising from our muscle contractility programs. Tirasemtiv is our lead drug candidate from our skeletal muscle contractility program, and is the subject of a Phase II clinical trials program, including an ongoing Phase IIb clinical trial. Potential indications for which this drug candidate may be useful include skeletal muscle weakness associated with neuromuscular diseases, such as ALS, and other medical conditions characterized by skeletal muscle weakness or wasting. We have filed an IND for another drug candidate from this program, CK-2127107. This IND has cleared review by the FDA, and we anticipate initiating a Phase I clinical trial for CK-2127107. Omecamtiv mecarbil, a novel cardiac muscle myosin activator, is partnered with Amgen world-wide, except Japan. An intravenous formulation of omecamtiv mecarbil is being studied in a Phase IIb clinical trial in patients with acute heart failure. Oral formulations of omecamtiv mecarbil are being studied in a Phase II clinical trial in patients with heart failure. Amgen is responsible for the clinical development of this drug candidate, subject to Cytokinetics’ development and commercialization participation rights.

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

We believe that our skeletal sarcomere activators may lead to new therapeutic options for diseases and medical conditions associated with aging, muscle weakness and wasting and neuromuscular dysfunction. The clinical effects of muscle weakness and wasting, fatigue and loss of mobility can range from decreased quality of life to, in some instances, life-threatening complications. By directly improving skeletal muscle function, a small molecule activator of the skeletal sarcomere potentially could enhance functional performance and quality of life in patients suffering from diseases or medical conditions characterized or complicated by muscle weakness or wasting. These may include diseases and medical conditions associated with skeletal muscle weakness or wasting, such as ALS, claudication, myasthenia gravis, sarcopenia (general frailty associated with aging), post-surgical rehabilitation and cachexia in connection with heart failure or cancer.

Tirasemtiv is our lead drug candidate from this program. We are also advancing another drug candidate from this program, CK-2127107, for which we anticipate initiating a Phase I clinical trial. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecule activators of the fast skeletal sarcomere. These compounds activate the fast skeletal muscle troponin complex by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. We are evaluating the potential indications for which tirasemtiv and CK-2127107 may be useful.

Each of tirasemtiv and CK-2127107 has demonstrated encouraging pharmacological activity in preclinical models.

In our Phase I clinical trials of tirasemtiv in healthy volunteers, tirasemtiv appeared well-tolerated and no serious adverse events were reported. In a single-dose Phase I clinical trial, doses from 250 to 1000 mg of tirasemtiv were shown to produce concentration-dependent, statistically significant increases versus placebo in the force developed by the tibialis anterior muscles in response to transcutaneous neuronal stimulation. In a multiple-dose Phase I clinical trial, tirasemtiv displayed generally dose-proportional pharmacokinetics and only modest accumulation during dosing to steady state.

We have conducted three “evidence of effect” Phase IIa clinical trials of tirasemtiv. These evidence of effect clinical trials were randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of tirasemtiv administered to patients with impaired muscle function. These studies were intended to translate the mechanism of action of tirasemtiv into potentially clinically relevant pharmacodynamic effects, which may then form the basis for larger clinical trials designed to demonstrate proof of concept and possibly even to support registration. The first of these trials was conducted in patients with ALS, a chronic and progressive disease in which the motor neurons die, thus denervating skeletal muscles and causing them to atrophy. This leads to weakness, fatigue, and eventually complete paralysis and death, primarily from respiratory complications. The second of these trials was conducted in patients with myasthenia gravis, a chronic, autoimmune, neuromuscular disease which is the most common primary disorder of neuromuscular transmission. The third of these trials was conducted in patients with symptoms of claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise, associated with peripheral artery disease. Evidence of potentially clinically relevant pharmacodynamic effects was observed in each of these trials. We are now conducting a Phase IIb clinical trial of tirasemtiv in patients with ALS.

In July 2010, we were awarded a grant in the amount of approximately $2.8 million by the National Institute of Neurological Disorders and Stroke (“NINDS”), which was intended to support for up to three years our research and development of tirasemtiv for the potential treatment of myasthenia gravis. The grant was awarded under the American Recovery and Reinvestment Act of 2009. In September 2012, the NINDS awarded us an additional $0.5 million under a separate grant.

Background on ALS and Myasthenia Gravis Markets.    Limited options exist for the treatment of ALS, which affects as many as 30,000 Americans, with an estimated 5,600 new cases diagnosed each year in the U.S. ALS is 20% more common in men than women; however, with increasing age, the prevalence becomes more equal between men and women. The life expectancy of an ALS patient averages two to five years from the time of diagnosis with 90 to 95% of those diagnosed with ALS having the sporadic form. Of the remaining ALS patient population, 5 to 10% have a family history of the disease (familial ALS). In cases of familial ALS, there is an approximately 50% chance each offspring will develop the disease. The majority of patients with ALS receive treatment at multidisciplinary centers that specialize in the unique needs of these patients. In the U.S., there are approximately 70 ALS centers of excellence, according to either the ALS Association or the Muscular Dystrophy Association. For most patients with ALS, death is usually due to respiratory failure because of diminished strength in the skeletal muscles responsible for breathing.

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

Tirasemtiv Clinical Development

ALS

BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS):    In October 2012, we opened this Phase IIb clinical trial to enrollment. BENEFIT-ALS is a multi-national, double-blind, randomized, placebo-controlled trial which is designed to enroll approximately 400 patients who will be randomized to receive 12 weeks of double-blind treatment with tirasemtiv or placebo. All enrolled patients will complete one week of treatment with open-label tirasemtiv at 125 mg twice daily prior to randomization. Clinical assessments will take place monthly during the course of treatment. Patients will also participate in follow-up evaluations at both 7 and 28 days after their final dose. The primary analysis of this trial will compare the mean change from baseline in the ALS Functional Rating Scale in its revised form, or ALSFRS-R, a clinically validated instrument designed to measure disease progression and changes in functional status, for patients receiving tirasemtiv versus those receiving placebo. Secondary endpoints will include maximum voluntary ventilation, or MVV (a clinical assessment of pulmonary function and endurance), and measures of skeletal muscle function. Patients will receive tirasemtiv or placebo dosed twice daily. Patients taking riluzole at the time of enrollment who are randomized to receive double-blind tirasemtiv will receive riluzole at a reduced dose of 50 mg daily, in a blinded manner. We plan to conduct BENEFIT-ALS at over 70 sites across the United States, Canada, and several European countries. We anticipate completing enrollment in BENEFIT-ALS by mid-year 2013, and reporting data from this trial by the end of 2013.

Prior ALS Clinical Trials.    In June 2012, we announced the publication of our Phase IIa evidence of effect clinical trial of tirasemtiv (CY 4021) in the online edition of the journal Amyotrophic Lateral Sclerosis. In that trial, the single doses of tirasemtiv evaluated appeared generally well-tolerated, with dizziness and general fatigue being the most frequent adverse events. In addition, both patients and investigators perceived a positive change in the patients’ overall status, in a dose-dependent fashion, at 6 hours after dosing with tirasemtiv, based on a global assessment in which the patient and the investigator each independently assessed patients’ status compared to prior to dosing. There was a clear relationship between improvements in global assessments and the plasma concentrations of tirasemtiv. Also at this 6-hour time point, there was a trend towards decreased muscle fatigability, as evidenced by data from a test of sub-maximal hand-grip endurance. Data from that clinical trial also demonstrated a statistically significant increase in MVV at both 6 and 24 hours after 500 mg of tirasemtiv, and small but statistically significant increases in maximum strength of certain muscle groups tested.

In April 2012, at the American Academy of Neurology (AAN) 64th Annual Meeting, data were presented from CY 4024, a Phase II, two-part, randomized, double-blind, placebo-controlled, multiple-dose, safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of tirasemtiv in patients with ALS. Patients in Part A of this trial were not taking riluzole; patients in Part B received riluzole at the reduced dose of 50 mg daily. In this trial, tirasemtiv appeared to be generally safe and well-tolerated when dosed daily at 125 mg, 250 mg, and 375 mg once daily for two weeks. This trial was not designed or powered to evaluate statistically the effects of tirasemtiv on the various outcome measures that were assessed during the study. However, encouraging dose-related trends were observed in measurements of ALSFRS-R and in MVV. Plasma concentrations of tirasemtiv were unaffected by co-administration with riluzole, while riluzole levels increased during co-administration with tirasemtiv. Adverse events and clinical assessments during treatment with tirasemtiv appeared similar, with or without co-administration of riluzole. Dizziness, the most commonly reported adverse event, was mostly mild and generally began and resolved early after initiating treatment. The incidence and persistence of dizziness appeared dose-related but was mild in severity in all patients who completed study drug treatment. Most reports of dizziness began early after initiating treatment and resolved spontaneously within the first week of treatment in all but one patient who nevertheless completed the trial. No serious adverse events were reported.

Also in April 2012 at the AAN Annual Meeting, data were presented from a Phase II, randomized, double-blind, placebo-controlled, multiple-dose, clinical trial of tirasemtiv in patients with ALS receiving riluzole at the reduced dose of 50 mg daily (CY 4025). The authors concluded that the twice-daily dose titration regimen evaluated in the trial appeared generally safe and well-tolerated, and that the majority of patients could be titrated successfully to a tirasemtiv dose level of 250 mg twice daily. This trial was not designed or powered to evaluate statistically the effects of tirasemtiv on the various outcome measures that were assessed during the study. However, encouraging trends toward functional improvements were observed in patients receiving tirasemtiv versus those receiving placebo. In this trial, tirasemtiv treatment was associated with increases in measurements of ALSFRS-R that were similar in direction, and in MVV that were similar in both direction and magnitude, to those observed in CY 4024.

Myasthenia Gravis.    In November 2012, we announced data from our Phase IIa evidence of effect clinical trial of tirasemtiv in patients with generalized myasthenia gravis (CY 4023). Patients in this trial received single oral double-blind doses of placebo and tirasemtiv at 250 mg and 500 mg, each administered in random order approximately one week apart. The main objectives of this trial were to assess the effects of tirasemtiv on various measures of muscle strength, muscle fatigue and pulmonary function. Since CY 4023 was a hypothesis-generating trial, no single primary efficacy endpoint was pre-specified. At six hours after dosing, improvements (i.e., decreases) in the Quantitative MG score (QMG) appeared related to the tirasemtiv dose in a statistically significant manner. The QMG is a validated index of disease severity that is often employed as a primary endpoint in clinical trials of patients with myasthenia gravis. In addition, decreases in certain components of the QMG and their relationships to dose were statistically significant or borderline significant. Also at six hours after dosing, increases in the percent predicted forced vital capacity were statistically significantly related to the dose level of tirasemtiv, as were the individual comparisons of each dose level of tirasemtiv versus placebo. Both the 250 mg and 500 mg single oral doses of tirasemtiv studied in this trial were well-tolerated by the 32 patients enrolled; there were no premature terminations and no serious adverse events were reported. The most commonly reported adverse event was dizziness which increased in frequency with dose and was reported as mild in all but one case that was classified as moderate. We anticipate presenting final results from CY 4023 in March 2013 at the AAN 65th Annual Meeting. This clinical trial was supported by our grant from the NINDS.

Claudication.    In June 2011, final data were presented from our Phase IIa evidence of effect clinical trial of tirasemtiv in patients with symptoms of claudication associated with peripheral artery disease. The primary objective of this trial was to demonstrate an effect of single doses of tirasemtiv on measures of skeletal muscle function and fatigability in these patients. The secondary objectives of this trial were to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of tirasemtiv and its pharmacodynamic effects, and to evaluate the safety and tolerability of tirasemtiv administered as single doses to these patients. Accordingly, in this hypothesis-generating trial, multiple pharmacodynamic assessments were made without specifying a single primary pharmacodynamic endpoint. 61 patients were enrolled in this trial. Patients were administered single oral doses of placebo and of 2 different dose levels of tirasemtiv in a double-blind fashion and in random order, at least 6 days apart. These dose levels were originally 375 mg and 750 mg; however, the protocol was amended to lower the 750 mg dose to 500 mg following reports of serious adverse events by two patients: dizziness and mental confusion in one and dizziness and dyskinesia (or abnormal movements) in the other. As evidenced by heel raise testing, tirasemtiv increased calf muscle performance in these patients. The increases in calf muscle performance and the occurrence of adverse events both appeared related to increasing dose and plasma concentrations of tirasemtiv. Conversely, performance on a 6-minute walk test was inversely related to increases in both the dose and plasma concentration of tirasemtiv. Dose-related adverse events, particularly dizziness and others related to walking, may explain this negative effect on 6-minute walk performance.

CK-2127107 Planned Development.    Throughout 2012, we progressed CK-2127107 in studies intended to support an IND or foreign equivalent. In the fourth quarter of 2012, we filed an IND for CK-2127107, which has cleared FDA review. We anticipate initiating a Phase I clinical trial of CK-2127107 in healthy volunteers in the first half of 2013.

Ongoing Research in Skeletal Muscle Activators.    In March 2012, we announced the publication in the journal Nature Medicine of preclinical research regarding the activation of the troponin complex of fast skeletal muscle by tirasemtiv, and the potential role that this novel mechanism may play for improving muscle function in patients with neuromuscular disorders. In April 2012, at the 2012 Experimental Biology Annual Conference, we presented results from a preclinical study designed to assess the effects of tirasemtiv in two models of running fatigue, one of aerobic exercise and the other of anaerobic exercise. The authors concluded that skeletal muscle troponin activators, such as tirasemtiv, are capable of substantially improving performance in an endurance-type fatigue assay and in an assay that tests motor coordination under moderately fatiguing and increasingly difficult conditions. Also in April 2012, at the AAN Annual Meeting, we presented results from a preclinical study designed to examine the effects of tirasemtiv in SOD1 mutant transgenic mice, a model of ALS in humans. The authors concluded that mice treated with tirasemtiv maintained hind limb grip strength during disease progression and that tirasemtiv increased muscle strength of a nerve-muscle pair in situ.

Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal muscle troponin activators to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere.

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

Background on Heart Failure Market.    Heart failure is a widespread and debilitating syndrome affecting millions of people in the United States. The high and rapidly growing prevalence of heart failure translates into significant hospitalization rates and associated societal costs. About 5.8 million people in the United States have heart failure, resulting in nearly one million hospital discharges with the primary diagnosis of heart failure and approximately 300,000 deaths each year. For people over 65 years of age, heart failure incidences approach 10 per 1000 and approximately 50% of people diagnosed with heart failure will die within 5 years of diagnosis. These numbers are increasing due to the aging of the U.S. population and an increased likelihood of survival following acute myocardial infarctions. The costs to society attributable to the prevalence of heart failure are high, especially as many chronic heart failure patients suffer repeated acute episodes. Despite currently available therapies, readmission rates for heart failure patients remain high. In general, the mortality following hospitalization for patients with heart failure is 10.4% at 30 days, 22% at one year and 42.3% at 5 years, despite the availability of therapeutic alternatives for treatment of these patients. Mortality can be higher in certain patient populations. For instance, in the placebo arm of one clinical trial, 6 month mortality was reported to be 28%. In addition, each rehospitalization increases mortality by about 20 to 22%. The high morbidity and mortality in the setting of current therapies points to the need for novel therapeutics that may offer further reductions in morbidity and mortality. The annual cost of heart failure to the U.S. health care system is estimated to be $39 billion and is predicted to grow to almost $100 billion by the year 2030. Today, a portion of that cost is attributable to drugs used to treat each of chronic and acute heart failure. Approximately 70% of those costs are due to hospitalization, home health and physician care. In the U.S., Medicare is one of the largest payors for heart failure related costs. Approximately 50% of Medicare beneficiaries with heart failure are concentrated in the top 20% of the hospital referral regions in the U.S, which generally include 5 to 10 hospitals in a geographic area. New drug therapies that could reduce the number of hospitalizations could decrease the cost to the health care system.

Amgen Strategic Alliance.    In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including omecamtiv mecarbil. The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In May 2009, Amgen exercised its option. Amgen is now responsible for the development and commercialization of omecamtiv mecarbil and related compounds at its expense worldwide (excluding Japan), subject to our development and commercialization participation rights.

Omecamtiv Mecarbil.    Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. Prior to Amgen’s exercise of its option, Cytokinetics conducted a clinical trials program for omecamtiv mecarbil comprised of multiple Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time (i.e., the time in which the heart is contracting). However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting.

Omecamtiv Mecarbil Development

Intravenous.    An international, randomized, double-blind, placebo-controlled, Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil, known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), is being conducted in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure. This clinical trial, sponsored by

Amgen in collaboration with Cytokinetics, is expected to enroll approximately 600 patients in three sequential, ascending-dose cohorts. In each cohort, patients will be randomized to receive omecamtiv mecarbil or placebo. The primary objective of this trial is to evaluate the effect of 48 hours of intravenous omecamtiv mecarbil compared to placebo on dyspnea (shortness of breath) in patients with left ventricular systolic dysfunction hospitalized for acute heart failure. The secondary objectives are to assess the safety and tolerability of three dose levels of intravenous omecamtiv mecarbil compared with placebo and to evaluate the effects of 48 hours of treatment with intravenous omecamtiv mecarbil on additional measures of dyspnea, patients’ global assessments, change in N-terminal pro brain-type natriuretic peptide (a biomarker associated with the severity of heart failure) and short-term clinical outcomes in these patients. In addition, the trial will evaluate the relationship between omecamtiv mecarbil plasma concentrations and echocardiographic parameters in patients with acute heart failure. Patient dosing in the third cohort of this trial is continuing. We anticipate the completion of enrollment in ATOMIC-AHF in the first half of 2013. We anticipate results from ATOMIC-AHF will be reported in mid-year 2013.

Oral.    In 2012, a randomized, open-label, four-period cross-over Phase I study designed to assess the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil in healthy volunteers was conducted by Amgen in collaboration with Cytokinetics. Based on the review of these data, the companies have selected oral formulations of omecamtiv mecarbil from this Phase I trial that we believe warrant further evaluation in patients with heart failure.

In 2012, Cytokinetics and Amgen collaborated to plan the manufacturing of drug product and to draft regulatory submissions to enable the initiation of a Phase II double-blind, randomized, placebo-controlled, multicenter, dose escalation study designed to evaluate several modified-release oral formulations of omecamtiv mecarbil, known as COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure) in patients with heart failure and left ventricular systolic dysfunction. In February 2013, we announced the opening to enrollment of COSMIC-HF, which is sponsored by Amgen in collaboration with Cytokinetics. COSMIC-HF is a double-blind, randomized, placebo-controlled, multicenter, dose escalation study designed to select and evaluate an oral modified-release formulation of omecamtiv mecarbil in patients with heart failure and left ventricular systolic dysfunction. During the dose escalation phase, approximately 40 patients will be randomized 1:1:1:1 to placebo or one of three different oral formulations of omecamtiv mecarbil in each of two ascending dose pharmacokinetic (PK) cohorts to enable selection of one of these oral formulations for the planned expansion phase of the trial. The dose of omecamtiv mecarbil will be 25 mg twice daily in the first PK cohort and 50 mg twice daily in the second PK cohort. Following the dose escalation phase of the trial, there is a planned expansion phase of the trial in which approximately 300 patients will be randomized 1:1:1 to receive one oral formulation of omecamtiv mecarbil selected from the three studied in the prior ascending dose PK cohorts at one of two dose levels or placebo. The two dose levels of omecamtiv mecarbil to be studied in the expansion cohort will be based on the data from the ascending dose PK cohorts. The primary objectives of this study are to select an oral modified-release formulation and dose of omecamtiv mecarbil for chronic twice daily dosing in patients with heart failure and left ventricular systolic dysfunction and to characterize its safety, tolerability, and pharmacokinetics after 12 weeks of treatment. The secondary objectives are to assess the changes from baseline in measures of echocardiographic indices of cardiac function, heart rate and N-terminal pro-brain natriuretic peptide (a biomarker associated with the severity of heart failure) after 12 weeks of treatment.

During the fourth quarter of 2012, dosing initiated in a Phase I open-label, single-dose clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of omecamtiv mecarbil in patients with various degrees of renal insufficiency and in patients undergoing hemodialysis. This trial is sponsored by Amgen in collaboration with Cytokinetics.

Prior Clinical Experience with Omecamtiv Mecarbil

Phase IIa stable heart failure (safety, tolerability, pharmacokinetics and pharmacodynamics):    In 2009, we presented final data from our Phase IIa clinical trial evaluating omecamtiv mecarbil administered intravenously to patients with stable heart failure. The final results showed statistically significant increases in systolic ejection time, and in stroke volume, cardiac output, fractional shortening and ejection fraction (all measures of cardiac function), that occurred across the patient population in a concentration-dependent manner. In addition, the data demonstrated statistically significant correlations between increasing omecamtiv mecarbil plasma concentrations and decreases in left ventricular end-systolic volume, left ventricular end-diastolic volume and heart rate. Omecamtiv mecarbil appeared to be generally well-tolerated in stable heart failure patients over a range of plasma concentrations during continuous intravenous administration. Patients with reduced stroke volumes (<50 ml) at baseline had generally greater pharmacodynamic responses to omecamtiv mecarbil than those in patients with greater stroke volumes at baseline, demonstrating robust pharmacodynamic activity in this more severely affected sub-population of patients from the trial.

Phase IIa ischemic cardiomyopathy and angina (safety and tolerability):    In 2009, we presented data from a double-blind, randomized, placebo-controlled Phase IIa clinical trial evaluating the effect of omecamtiv mecarbil on symptom-limited exercise tolerance in heart failure patients with ischemic cardiomyopathy and angina. The primary safety endpoint of this clinical trial was stopping an exercise treadmill test due to angina at a stage earlier than the shorter of two baseline exercise treadmill tests. This endpoint occurred in one patient receiving placebo and in no patients receiving either the lower or higher of two dose levels of omecamtiv mecarbil. In heart failure patients with ischemic cardiomyopathy and angina, who theoretically could be most vulnerable to the possible deleterious consequences of systolic ejection time prolongation, treatment with omecamtiv mecarbil, at doses producing plasma concentrations previously demonstrated in other trials to increase cardiac function, did not appear to deleteriously affect a broad range of safety assessments in the setting of exercise.

Phase I clinical trials. We have conducted five Phase I clinical trials of omecamtiv mecarbil in healthy subjects: a first-time-in-humans study evaluating an intravenous formulation, an oral bioavailability study evaluating both intravenous and oral formulations, and three studies of oral formulations: a drug-drug interaction study, a dose proportionality study and a study evaluating modified-release formulations. Data from each of these trials have been reported previously.

Ongoing Research in Cardiac Muscle Contractility.    In the first quarter of 2013, we agreed with Amgen to additional research activities intended to be conducted through 2014 under the research plan directed to next-generation compounds in our cardiac muscle contractility program. Under our collaboration agreement, Amgen will reimburse us for the agreed research activities we perform.

Beyond Muscle Contractility

We have developed preclinical expertise in the mechanics of skeletal, cardiac and smooth muscle that extends from proteins to tissues to intact animal models. Our translational research in muscle contractility has enabled us to better understand the potential impact of small molecule compounds that increase skeletal or cardiac muscle contractility and to apply those findings to the further evaluation of our drug candidates in clinical populations. In addition to contractility, the other major functions of muscle include metabolism, growth and energetics, with each of these functions playing a role in certain diseases that could benefit from novel mechanism treatments. Accordingly, our knowledge of muscle contractility may serve as an entry point to the discovery of novel treatments for disorders involving muscle functions other than muscle contractility. We are leveraging our current understandings of muscle biology to investigate new ways of modulating these other aspects of muscle function for other potential therapeutic applications. For example, we are conducting research with compounds that affect muscle growth and that may have applications for serious diseases and medical conditions such as cachexia. Cachexia is a condition that can be associated with cancer, heart failure, chronic obstructive pulmonary disease or other conditions. This syndrome is characterized by the loss of muscle mass and may lead to weakness and disability. We are performing research on compounds that may increase muscle mass and which may impact patient functionality or potentially alter the course of diseases associated with muscle wasting. Similarly, we are performing research on compounds that may affect muscle metabolism and that may have application in conditions such as diabetes or obesity as well as other conditions of metabolic dysfunction.

Research and Development Expense

Our research and development expenses were $35.6 million, $37.2 million and $38.0 million for 2012, 2011 and 2010, respectively, and $488.1 million for the period from August 5, 1997 (date of inception) through December 31, 2012.

Our Patents and Other Intellectual Property

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2012, we owned or controlled 111 issued U.S. patents and over 150 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

With regard to our drug candidates directed to muscle biology targets, we have a U.S. patent covering omecamtiv mecarbil and a U.S. patent covering our skeletal muscle sarcomere activators including, but not limited to, tirasemtiv, each of which will expire in 2027 unless extended. We also have additional U.S. and foreign patent applications pending for each of our drug candidates. It is not known or determinable whether other patents will issue from any of our other pending applications or what the expiration dates would be for any other patents that do issue.

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

Our ability to commercialize drugs depends on our ability to use, manufacture and sell those drugs without infringing the patents or other proprietary rights of third parties. U.S. and foreign issued patents and pending patent applications owned by third parties exist that may be relevant to the therapeutic areas and chemical compositions of our drug candidates. While we are aware of certain relevant patents and patent applications owned by third parties, there may be issued patents or pending applications of which we are not aware that could cover our drug candidates. Because patent applications are often not published immediately after filing, there may be currently pending applications, unknown to us, which could later result in issued patents that our activities with our drug candidates could infringe.

The development of our drug candidates and the commercialization of any resulting drugs may be impacted by patents of companies engaged in competitive programs with significantly greater resources. This could result in the expenditure of significant legal fees and management resources.

We also rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are often difficult to protect, especially outside of the United States. While we believe that we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, partners and other advisors may unintentionally or willfully disclose our trade secrets to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets would be expensive and time-consuming, and the outcome would be unpredictable. Even if we are able to maintain our trade secrets as confidential, our competitors may independently develop information that is equivalent or similar to our trade secrets.

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

Orphan Drug Designation.    Some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. The FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. For example, the FDA has granted tirasemtiv an orphan drug designation for the treatment of ALS. In addition, the European Medicines Agency has granted tirasemtiv orphan medicinal product status for the treatment of ALS.

An FDA orphan drug designation does not shorten the duration of the regulatory review and approval process. If a drug candidate which has an orphan drug designation receives the first FDA marketing approval for the indication for which the designation was granted, then the approved drug is entitled to orphan drug exclusivity. This means that the FDA may not approve another company’s application to market the same drug for the same indication for a period of seven years, except in certain circumstances, such as a showing of clinical superiority to the drug with orphan exclusivity or if the holder of the orphan drug designation cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the designation was granted. Competitors may receive approval of different drugs or biologics for the indications for which the orphan drug has exclusivity.

Fast Track Designation.    Fast track is a process designed by the FDA to facilitate the development and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Tirasemtiv has been granted fast track designation by the FDA for the treatment of ALS. Although fast track designation does not affect the standards for approval, the benefits of this designation include scheduled meetings to seek FDA input into development plans, the option of submitting an NDA in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints, which are laboratory measurements or physical signs used as an indirect or substitute measurement representing a clinically meaningful outcome.

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

Competition

We compete in the segments of the pharmaceutical, biotechnology and other related markets that address neuromuscular and cardiovascular diseases and other diseases relating to muscle dysfunction, each of which is highly competitive. We face significant competition from most pharmaceutical companies and biotechnology companies that are also researching and selling products designed to address cardiovascular diseases and diseases and medical conditions associated with skeletal muscle weakness and wasting. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in research of neuromuscular and cardiovascular diseases and other diseases where there is muscle dysfunction, some in direct competition with us.

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

If any of our skeletal muscle troponin activators (such as tirasemtiv and CK-2127107) are approved by the FDA for the treatment of ALS, they may then compete with other potential new therapies for ALS that are currently being developed by companies such as Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. With respect to diseases and conditions relating to muscle weakness and wasting, other potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia. Acceleron Pharma, Inc. and Shire plc are collaboratively conducting clinical development with ramatercept (ACE-031), a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function.

If omecamtiv mecarbil is approved for marketing by the FDA for heart failure, it would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; relaxin and LC7-696, which are being developed by Novartis; cenderitide (CD-NP), which is being developed by Nile Therapeutics, Inc., TRV-027, which is being developed by Trevena; aladorian, which is being developed by Armgo Pharma, Inc; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; and glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc. In addition, there are a number of medical devices being developed and commercialized for the potential treatment of heart failure.

For further details on the risks relating to our competitors, please see the risk factors under Item 1A of this report, including, but not limited to, the risk factor entitled “Our competitors may develop drugs that are less expensive, safer or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.”

Employees

As of December 31, 2012, our workforce consisted of 70 full-time employees, 19 of whom hold Ph.D. or M.D. degrees, or both, and 15 of whom hold other advanced degrees. Of our total full-time employees, 52 are engaged in research and development and 18 are engaged in business development, finance and administration functions.

In October 2011, we announced a restructuring plan intended to align our workforce and operations in connection with our commitment to focus resources primarily on our later-stage development programs for tirasemtiv and omecamtiv mecarbil, and on our follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program. As a result, we reduced our workforce by approximately 18%, or 18 employees, to 83 employees. We provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring.

We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Item 1A.    Risk Factors

In evaluating our business, you should carefully consider the following risks in addition to the other information in this report. Any of the following risks could materially and adversely affect our business, results of operations, financial condition or your investment in our securities, and many are beyond our control. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also adversely affect our business.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we anticipate that we will need to conduct at least one Phase III clinical trial for tirasemtiv following the BENEFIT-ALS trial in order to obtain marketing approval for tirasemtiv for the potential treatment of ALS. We will require significant additional funding to enable us to conduct any such Phase III clinical trials. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than reimbursements, milestone and royalty payments that we may receive under our collaboration agreement with Amgen, and payments and reimbursements we may receive under our collaboration agreement with MyoKardia, Inc. We may not receive any further funds under that agreement. Our ability to raise funds may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. In particular, the pool of third-party capital that in the past has been available to development-stage companies such as ours has decreased significantly in recent years, and such decreased availability may continue for a prolonged period. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

If we cannot raise the funds we need to operate our business, we will need to discontinue certain research and development activities. For example, in October 2011, we announced a restructuring plan to focus resources primarily on the later-stage development programs for tirasemtiv and omecamtiv mecarbil and certain other research and development programs also directed to muscle biology. As a result, we reduced our workforce by approximately eighteen percent, and discontinued our research and development activities outside these areas of focus. If we discontinue research and development activities, our stock price may be negatively affected.

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

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the satisfaction of FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. We or our partners will need to demonstrate efficacy in clinical trials for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet been demonstrated to be safe and effective in clinical trials and they may never be. In addition, for each of our preclinical compounds, we or our partners must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to submit an IND to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. Furthermore, we or our partners may need to submit separate INDs (or foreign equivalent) to different divisions within the FDA (or foreign regulatory authorities) in order to pursue clinical trials in different therapeutic areas. Each new IND (or foreign equivalent) must be reviewed by the new division before the clinical trial under its jurisdiction can proceed, entailing all the risks of delay inherent to regulatory review. If our or our partners’ current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.

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

We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in Phase II clinical trials of tirasemtiv, adverse events of dizziness, fatigue, headache, somnolence (sleepiness), euphoric mood, muscle spasms, gait disturbance, pain in extremity, feeling drunk, blurred vision, muscular weakness, nausea, balance disorder, asthenia (loss of strength and energy), abnormal coordination and dysarthria (difficulty speaking) occurred more frequently during treatment with tirasemtiv than with placebo, with a possible trend for their frequencies to increase with increasing doses of tirasemtiv. In clinical trials of omecamtiv mecarbil, dose-limiting effects were associated with complaints of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction.

In addition, clinical trials of tirasemtiv and omecamtiv mecarbil enroll patients who typically suffer from serious diseases which put them at increased risk of death. These patients may die while receiving our drug candidates. In such circumstances, it may not be possible to exclude with certainty a causal relationship to our drug candidate, even though the responsible clinical investigator may view such an event as not study drug-related. For example, in a Phase IIa clinical trial designed to evaluate and compare the oral pharmacokinetics of both modified and immediate release formulations of omecamtiv mecarbil in patients with stable heart failure, a patient died suddenly after receiving the immediate release formulation of omecamtiv mecarbil, without having reported any preceding adverse events. The clinical investigator assessed the patient’s death as not related to omecamtiv mecarbil. However, the event was reported to the appropriate regulatory authorities as possibly related to omecamtiv mecarbil because the immediate cause of the patient’s death could not be determined, and therefore, a relationship to omecamtiv mecarbil could not be excluded definitively.

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

We have retained all rights to develop and commercialize tirasemtiv and CK-2127107. We currently do not have a strategic partner for these drug candidates. We are seeking one or more strategic partners or other arrangements with third parties to advance and develop compounds from our skeletal muscle contractility program. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines. If we are unable to enter into a strategic alliance for tirasemtiv, we will be unable to conduct the one or more Phase III clinical trials we believe will be necessary to obtain marketing approval for tirasemtiv for the potential treatment of ALS unless we are able to acquire the funding to do so from another source. If we are unable to enter into a strategic alliance for CK-2127107, we will be unable to conduct a clinical trials program for CK-2127107 unless we are able to acquire the funding to do so from another source.

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

To the extent we elect to fund the development of a drug candidate, such as tirasemtiv or CK-2127107, or the commercialization of a drug at our expense, we will need substantial additional funding.

The discovery, development and commercialization of new drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate, such as tirasemtiv, or the commercialization of a drug, we will need to raise additional capital to:

•	fund clinical trials and seek regulatory approvals;

•	expand our development capabilities;

•	engage third party manufacturers for such drug candidate or drug;

•	build or access commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire and support additional management and scientific personnel.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and costs of our clinical trials and other research and development activities;

•	the costs and timing of seeking and obtaining regulatory approvals;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of acquiring or investing in businesses, products and technologies;

•	the effect of competing technological and market developments; and

•	the status of, payment and other terms, and timing of any strategic alliance, licensing or other arrangements that we have entered into or may establish.

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

We have used and intend to continue to use contract research organizations (“CROs”) within and outside of the United States to conduct clinical trials of our drug candidates, such as tirasemtiv and CK-2127107, and related activities. We do not have control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves. The activities conducted by our CROs therefore may not be completed on schedule or in a satisfactory manner. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable laws. Our CROs’ failure to carry out development activities on our behalf according to our and the FDA’s or other regulatory agencies’ requirements and in accordance with applicable U.S. and foreign laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited. If we fail to effectively manage the CROs carrying out the development of our drug candidates or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.

We have no manufacturing capacity and depend on our strategic partners and contract manufacturers to produce our clinical trial materials, including our drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing clinical development of omecamtiv mecarbil worldwide, except Japan. For tirasemtiv and CK-2127107, we rely on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials, as well as other materials required to conduct our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

To date, our drug candidates have been manufactured in small quantities for preclinical studies and early and mid-stage clinical trials. In order to conduct larger scale or late-stage clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional validation studies, which are costly and which the FDA must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drugs may be delayed or there may be a shortage in supply, which could significantly harm our business.

The mechanisms of action of our drug candidates are unproven, and we do not know whether we will be able to develop any drug of commercial value.

We have discovered and are currently developing drug candidates that have what we believe are novel mechanisms of action directed against cytoskeletal targets, and intend to continue to do so. Because no currently approved drugs appear to operate via the same biochemical mechanisms as our compounds, we cannot be certain that our drug candidates will result in commercially viable drugs that safely and effectively treat the indications for which we intend to develop them. The results we have seen for our compounds in preclinical models may not translate into similar results in humans, and results of early clinical trials in humans may not be predictive of the results of larger clinical trials that may later be conducted with our drug candidates. Even if we are successful in developing and receiving regulatory approval for a drug candidate for the treatment of a particular disease, we cannot be certain that we will also be able to develop and receive regulatory approval for that or other drug candidates for the treatment of other diseases. If we or our partners are unable to successfully develop and commercialize our drug candidates, our business will be materially harmed.

Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our drug candidates, compounds and research technologies.

We own, or hold exclusive licenses to, a number of U.S. and foreign patents and patent applications directed to our drug candidates, compounds and research technologies. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and use, and our technologies. Our ability to protect our drug candidates, compounds and technologies from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. If our issued patents and patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates, including omecamtiv mecarbil, tirasemtiv and CK-2127107, we or our licensees would not be able to exclude others from developing or commercializing these drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage.

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

If we are sued for infringing third party intellectual property rights, it will be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if any of our skeletal muscle sarcomere activators (such as tirasemtiv and CK-2127107) are approved by the FDA for the treatment of ALS, they may then compete with other potential new therapies for ALS that are currently being developed by companies such as Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. With respect to diseases and conditions relating to muscle weakness and wasting, other potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia. Acceleron Pharma, Inc. and Shire plc are collaboratively conducting clinical development with ramatercept (ACE-031), a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function.

If omecamtiv mecarbil is approved for marketing by the FDA for heart failure, it would compete against other drugs used for the treatment of heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; relaxin and LC7-696, which are being developed by Novartis; cenderitide (CD-NP), which is being developed by Nile Therapeutics, Inc., TRV-027, which is being developed by Trevena; aladorian, which is being developed by Armgo Pharma, Inc; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; and glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

In October 2011, we reduced our workforce by approximately 18% in order to reduce expenses and to focus resources primarily on our later-stage development programs for tirasemtiv and omecamtiv mecarbil and certain other research and development programs also directed to muscle biology. These headcount reductions and the cost control measures we have implemented may negatively affect our productivity and limit our research and development activities. Our future success will depend in large part upon our ability to attract and retain highly skilled personnel. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce reductions. In light of our continued need for funding and cost control, we may be required to implement future workforce and expense reductions, which could further limit our research and development activities. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business.

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

Our employees or contractors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, anti-bribery laws and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees or contractors. Such misconduct could include failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with anti-bribery laws (such as the Foreign Corrupt Practice Act) or healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, marketing and promotion, sales commission, incentive programs and other business arrangements and practices. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

announcements concerning any of the clinical trials for our compounds, such as tirasemtiv and CK-2127107 for the potential treatment of diseases associated with muscle weakness or wasting or neuromuscular dysfunction and omecamtiv mecarbil for heart failure (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

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

As of February 28, 2013, our executive officers, directors and their affiliates beneficially owned or controlled approximately 6.5% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Volatility in the stock prices of other companies may contribute to volatility in our stock price.

The stock market in general, and the NASDAQ stock exchanges and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage and development stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could harm our reputation and business.

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

Our common stock may be at risk for delisting from NASDAQ in the future, which could adversely affect the liquidity and the market price of our common stock could decrease.

Our common stock is currently listed on the NASDAQ Capital Market. If we fail to adhere to the market’s listing criteria, our common stock may be delisted. Previously, our common stock was listed on the NASDAQ Global Market, and on June 18, 2012, we received a letter from the NASDAQ indicating that we had failed to comply with NASDAQ Listing Rule 5450(a)(1), which requires that we maintain a minimum closing bid price of $1.00 per share, and indicating that we had 180 calendar days to regain compliance. Anticipating that we would not regain compliance with this requirement within the 180-day period, we applied to transfer our common stock to the NASDAQ Capital Market, which became effective on December 20, 2012. Based on our ability to comply with all listing requirements of the NASDAQ Capital Market other than the minimum bid price rule, the NASDAQ also granted us an additional 180 days, or until June 17, 2013, to regain compliance with the minimum bid price rule. On January 24, 2013, we received written notification from the NASDAQ that we had regained compliance with the minimum bid price rule, and the matter was closed. Although we are currently in compliance with this requirement, we may again fail to comply. If we fail again in the future to meet this requirement and are unable to regain compliance within the time periods provided by NASDAQ, then our common stock may be delisted from NASDAQ.

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

If our common stock is not listed on NASDAQ or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $6,000,000 or less, the open-market trading of our common stock will be subject to the “penny stock” rules promulgated under the Exchange Act. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

As of February 28, 2013, there were 21,026 shares of our Series B convertible preferred stock outstanding, which are convertible, without payment of additional consideration, into 21,026,000 shares of our common stock. As of February 28, 2013, there were 54,047,225 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $0.98 per share, and 12,618,726 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $3.02 per share. The conversion of the outstanding shares of our Series B convertible preferred stock into, or exercise of outstanding options or warrants for, common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

If we raise additional capital by issuing securities in the future, it will cause dilution to existing stockholders and may cause our share price to decline.

We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in June 2011, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $20.0 million or 14,383,670 shares, whichever occurs first, from time to time, through MLV as our sales agent. It is anticipated that these additional shares may be sold through MLV over a period of up to 36 months from June 2011. The number of shares ultimately offered for sale by MLV is dependent upon the number of shares that we elect to sell through MLV under the ATM Agreement, subject to the terms and conditions of the ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock through MLV under the ATM Agreement may cause the trading price of our common stock to decline.

To the extent that we raise additional capital by issuing equity securities under the ATM Agreement or otherwise, our stockholders will experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

Ownership changes may limit our ability to use our net operating losses and tax credits in the future.

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. We have performed a Section 382 analysis and do not believe that we have experienced an ownership change since 2006. A portion of our existing net operating losses and tax credits are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations. We intend to continue to monitor public filings made by third parties with the SEC to assess whether an ownership change under Section 382 has occurred. Our ability to accurately assess any such ownership change is limited by the timeliness and accuracy of these public filings.

Evolving regulation of corporate governance and public disclosure may result in additional expenses, use of resources and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and new SEC regulations and NASDAQ Stock Market LLC rules create uncertainty for public companies. We regularly evaluate and monitor developments with respect to new and proposed laws, regulations and standards. We cannot accurately predict or estimate the amount of the additional costs we may incur in connection with complying with such laws, regulations and standards or the timing of these costs. For example, compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act has to date required us to commit significant resources to document and test the adequacy of our internal control over financial reporting. We can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. In addition, the SEC has adopted regulations that require us to file corporate financial statement information in an interactive data format known as XBRL. We may incur significant costs and need to invest considerable resources to remain in compliance with these regulations.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of

                Equity Securities

Prior to our initial public offering on April 29, 2004, there was no public market for our common stock. Our common stock was quoted under the symbol “CYTK” on the NASDAQ Global Market from the date of our initial public offering through December 19, 2012, and has since been quoted on the NASDAQ Capital Market. The following table sets forth the high and low closing sales price per share of our common stock as reported on the NASDAQ Global Market or NASDAQ Capital Market, as applicable, for the periods indicated.

	Closing Sale Price
	High	Low
2011:
First Quarter	$2.16	$1.25
Second Quarter	$1.55	$1.14
Third Quarter	$1.38	$0.98
Fourth Quarter	$1.23	$0.96
2012:
First Quarter	$1.21	$0.98
Second Quarter	$1.20	$0.60
Third Quarter	$0.92	$0.62
Fourth Quarter	$0.87	$0.60

On February 28, 2013, the last reported sale price for our common stock on the NASDAQ Capital Market was $1.00 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 28, 2013, there were 97 holders of record of our common stock.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12.

Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index(*)

(*)

The above graph shows the cumulative total stockholder return of an investment of $100 in cash from December 31, 2007 through December 31, 2012 for: (i) our common stock; (ii) the NASDAQ Stock Market (U.S.) Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Cytokinetics, Incorporated	$100.00	$60.25	$61.52	$44.19	$20.30	$13.95
NASDAQ Composite Index	$100.00	$59.46	$85.55	$100.02	$98.22	$116.90
NASDAQ Biotechnology Index	$100.00	$87.37	$101.03	$116.19	$129.91	$177.22

The information contained under this caption “Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index” shall not be deemed to be soliciting material or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Sales of Unregistered Securities

None.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Research and development revenues from related parties(1)	$4,177	$2,054	$1,487	$7,171	$186
Research and development, grant and other revenues	3,382	1,946	1,090	—	—
License revenues from related parties(1)	—	—	—	74,367	12,234

Total revenues	7,559	4,000	2,577	81,538	12,420

Operating expenses:
Research and development	35,643	37,182	38,013	39,840	53,950
General and administrative	12,429	13,590	14,199	15,626	15,076
Restructuring charges (reversals)	(56)	1,192	—	(23)	2,473

Total operating expenses	48,016	51,964	52,212	55,443	71,499

Operating income (loss)	(40,457)	(47,964)	(49,635)	26,095	(59,079)
Interest and other, net(2)	87	104	172	(1,401)	2,705

Income (loss) before income taxes	(40,370)	(47,860)	(49,463)	24,694	(56,374)
Income tax provision (benefit)	—	—	(176)	150	—

Net income (loss)	(40,370)	(47,860)	(49,287)	24,544	(56,374)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(1,307)	(2,857)	—	—	—

Net income (loss) allocable to common stockholders:	$(41,677)	$(50,717)	$(49,287)	$24,544	$(56,374)

Net income (loss) per share allocable to common stockholders:
Basic	$(0.38)	$(0.72)	$(0.77)	$0.43	$(1.14)

Diluted	$(0.38)	$(0.72)	$(0.77)	$0.42	$(1.14)

Weighted average shares used in computing net income (loss) per share allocable to common stockholders:(3)
Basic	108,642	70,800	64,165	57,390	49,392

Diluted	108,642	70,800	64,165	57,961	49,392

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, investments, auction rate securities (“ARS”) and investment put option related to ARS	$74,000	$49,023	$72,845	$114,727	$76,892
Restricted cash	—	196	788	1,674	2,750
Working capital	69,322	46,548	66,174	96,735	36,033
Total assets	77,551	52,773	77,992	122,599	87,454
Long-term portion of equipment financing lines	—	—	152	985	2,615
Deficit accumulated during the development stage	(448,880)	(408,510)	(360,650)	(311,363)	(335,907)
Total stockholders’ equity(3)	70,085	48,178	70,516	101,428	49,766

(1)

Revenues from related parties consisted of revenues recognized under our research and development arrangements with related parties, including Amgen. See Note 7 in the Notes to Financial Statements for further details.

(2)

Interest and Other, net consisted of interest income/expense and other income/expense. For the years ended December 31, 2010, 2009 and 2008, it also included unrealized gains (losses) on ARS and investment put option related to the Series C-2 ARS Rights issued to us by UBS AG. For the year ended December 31, 2009, it also included warrant expense. See Note 15 in the Notes to Financial Statements for further details.

(3)

In 2009, we sold 3,596,728 shares of common stock to Kingsbridge Capital Limited (“Kingsbridge”) pursuant to the 2007 committed equity financing facility for net proceeds of $6.9 million. In May 2009, we sold 7,106,600 shares of common stock in a registered direct offering for net proceeds of approximately $12.9 million. In 2010, we sold 5,339,819 shares of common stock to Kingsbridge pursuant to the 2007 committed equity financing facility for net proceeds of $14.0 million. In April 2011, we sold 5,300,000 shares of common stock, 8,070 shares of Series A convertible preferred stock and warrants to purchase 6,685,000 shares of common stock to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited for net proceeds of approximately $19.9 million. In the fourth quarter of 2011, we sold 2,579,208 shares of common stock through McNicoll, Lewis & Vlak LLC for net proceeds of $2.4 million. In June 2012, we issued to various investors (i) 55,921,054 shares of common stock for a purchase price of $0.76 per share, (ii) 23,026 shares of Series B convertible preferred stock for a purchase price of $760.00 per share, and (iii) warrants to purchase 47,368,225 shares of the Company’s common stock at an exercise price of $0.88 per share, for aggregate gross proceeds of approximately $60.0 million. See Note 13 in the Notes to Financial Statements for further details.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of skeletal or cardiac muscle. We are also conducting earlier-stage research directed to other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

Our drug candidates currently in clinical development include tirasemtiv, a fast skeletal muscle troponin activator, for the potential treatment of diseases or medical conditions associated with skeletal muscle weakness or wasting and omecamtiv mecarbil, a cardiac muscle myosin activator, for the potential treatment of heart failure. We plan to initiate clinical development of our drug candidate CK-2127107, a second fast skeletal muscle troponin activator, in the first half of 2013.

Muscle Contractility Programs

Skeletal Muscle Contractility

Tirasemtiv is the lead drug candidate from this program. We are also advancing another drug candidate from this program, CK-2127107, for which we anticipate initiating a Phase I clinical trial. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecule activators of the fast skeletal muscle sarcomere. These compounds activate the fast skeletal muscle troponin complex by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. We are evaluating the potential indications for which tirasemtiv and CK-2127107 may be useful.

Each of tirasemtiv and CK-2127107 has demonstrated encouraging pharmacological activity in preclinical models. In our Phase I clinical trials of tirasemtiv in healthy volunteers, tirasemtiv appeared well-tolerated and no serious adverse events were reported. In a single-dose Phase I clinical trial, doses from 250 to 1000 mg of tirasemtiv were shown to produce concentration-dependent, statistically significant increases versus placebo in the force developed by the tibialis anterior muscles in response to transcutaneous neuronal stimulation. In a multiple-dose Phase I clinical trial, tirasemtiv displayed generally dose-proportional pharmacokinetics and only modest accumulation during dosing to steady state.

We have conducted three “evidence of effect” Phase IIa clinical trials of tirasemtiv. These evidence of effect clinical trials were randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of tirasemtiv administered to patients with impaired muscle function. These studies were intended to translate the mechanism of action of tirasemtiv into potentially clinically relevant pharmacodynamic effects, which may then form the basis for larger clinical trials designed to demonstrate proof of concept and possibly even to support registration. The first of these trials was conducted in patients with amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s disease, a chronic and progressive disease in which the motor neurons die, thus denervating skeletal muscles and causing them to atrophy. This leads to weakness, fatigue, and eventually complete paralysis and death, primarily from respiratory complications. The second of these trials was conducted in patients with myasthenia gravis, a chronic, autoimmune, neuromuscular disease which is the most common primary disorder of neuromuscular transmission. The third of these trials was conducted in patients with symptoms of claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise, associated with peripheral artery disease. Evidence of potentially clinically relevant pharmacodynamic effects was observed in each of these trials. We are now conducting a Phase IIb clinical trial of tirasemtiv in patients with ALS. We anticipate that we will need to conduct a least one confirmatory Phase III clinical trial of tirasemtiv is patients with ALS to gain marketing approval.

The National Institute of Neurological Disorders and Stroke (“NINDS”) grant was awarded to us in 2010 under the American Recovery and Reinvestment Act of 2009, and was intended to support for three years our research and development of tirasemtiv for the potential treatment of myasthenia gravis. We recognized revenue under this grant arrangement of $1.3 million, $1.7 million and $0.4 million in 2012, 2011 and 2010, respectively, which we recorded as research and development, grant and other revenues. In September 2012, the NINDS awarded to us an additional $0.5 million under a separate grant.

Tirasemtiv Clinical Development

ALS

BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS):    In October 2012, we opened this Phase IIb clinical trial to enrollment. BENEFIT-ALS is a multi-national, double-blind, randomized, placebo-controlled trial which is designed to enroll approximately 400 patients who will be randomized to receive 12 weeks of double-blind treatment with tirasemtiv or placebo. All enrolled patients will complete one week of treatment with open-label tirasemtiv at 125 mg twice daily prior to randomization. Clinical assessments will take place monthly during the course of treatment. Patients will also participate in follow-up evaluations at both 7 and 28 days after their final dose. The primary analysis of this trial will compare the mean change from baseline in the ALS Functional Rating Scale in its revised form, or ALSFRS-R, a clinically validated instrument designed to measure disease progression and changes in functional status, for patients receiving tirasemtiv versus those receiving placebo. Secondary endpoints will include maximum voluntary ventilation, or MVV (a clinical assessment of pulmonary function and endurance), and measures of skeletal muscle function. Patients will receive tirasemtiv or placebo dosed twice daily. Patients taking riluzole at the time of enrollment who are randomized to receive double-blind tirasemtiv will receive riluzole at a reduced dose of 50 mg daily, in a blinded manner. We plan to conduct BENEFIT-ALS at over 70 sites across the United States, Canada, and several European countries. We anticipate completing enrollment in BENEFIT-ALS by mid-year 2013, and reporting data from this trial by the end of 2013.

Prior ALS Clinical Trials.    In June 2012, we announced the publication of our Phase IIa evidence of effect clinical trial of tirasemtiv (CY 4021) in the online edition of the journal Amyotrophic Lateral Sclerosis. In that trial, the single doses of tirasemtiv evaluated appeared generally well-tolerated, with dizziness and general fatigue being the most frequent adverse events. In addition, both patients and investigators perceived a positive change in the patients’ overall status, in a dose-dependent fashion, at 6 hours after dosing with tirasemtiv, based on a global assessment in which the patient and the investigator each independently assessed patients’ status compared to prior to dosing. There was a clear relationship between improvements in global assessments and the plasma concentrations of tirasemtiv. Also at this 6-hour time point, there was a trend towards decreased muscle fatigability, as evidenced by data from a test of sub-maximal hand-grip endurance. Data from that clinical trial also demonstrated a statistically significant increase in MVV at both 6 and 24 hours after 500 mg of tirasemtiv, and small but statistically significant increases in maximum strength of certain muscle groups tested.

In April 2012, at the American Academy of Neurology (AAN) 64th Annual Meeting, data were presented from CY 4024, a Phase II, two-part, randomized, double-blind, placebo-controlled, multiple-dose, safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of tirasemtiv in patients with ALS. Patients in Part A of this trial were not taking riluzole; patients in Part B received riluzole at the reduced dose of 50 mg daily. In this trial, tirasemtiv appeared to be generally safe and well-tolerated when dosed daily at 125 mg, 250 mg, and 375 mg once daily for two weeks. This trial was not designed or powered to evaluate statistically the effects of tirasemtiv on the various outcome measures that were assessed during the study. However, encouraging dose-related trends were observed in measurements of ALSFRS-R and in MVV. Plasma concentrations of tirasemtiv were unaffected by co-administration with riluzole, while riluzole levels increased during co-administration with tirasemtiv. Adverse events and clinical assessments during treatment with tirasemtiv appeared similar, with or without co-administration of riluzole. Dizziness, the most commonly reported adverse event, was mostly mild and generally began and resolved early after initiating treatment. The incidence and persistence of dizziness appeared dose-related but was mild in severity in all patients who completed study drug treatment. Most reports of dizziness began early after initiating treatment and resolved spontaneously within the first week of treatment in all but one patient who nevertheless completed the trial. No serious adverse events were reported.

Also in April 2012 at the AAN Annual Meeting, data were presented from a Phase II, randomized, double-blind, placebo-controlled, multiple-dose, clinical trial of tirasemtiv in patients with ALS receiving riluzole at the reduced dose of 50 mg daily (CY 4025). The authors concluded that the twice-daily dose titration regimen evaluated in the trial appeared generally safe and well-tolerated, and that the majority of patients could be titrated successfully to a tirasemtiv dose level of 250 mg twice daily. This trial was not designed or powered to evaluate statistically the effects of tirasemtiv on the various outcome measures that were assessed during the study. However, encouraging trends toward functional improvements were observed in patients receiving tirasemtiv versus those receiving placebo. In this trial, tirasemtiv treatment was associated with increases in measurements of ALSFRS-R that were similar in direction, and in MVV that were similar in both direction and magnitude, to those observed in CY 4024.

Myasthenia Gravis.    In November 2012, we announced data from our Phase IIa evidence of effect clinical trial of tirasemtiv in patients with generalized myasthenia gravis (CY 4023). Patients in this trial received single oral double-blind doses of placebo and tirasemtiv at 250 mg and 500 mg, each administered in random order approximately one week apart. The main objectives of this trial were to assess the effects of tirasemtiv on various measures of muscle strength, muscle fatigue and pulmonary function. Since CY 4023 was a hypothesis-generating trial, no single primary efficacy endpoint was pre-specified. At six hours after dosing, improvements (i.e., decreases) in the Quantitative MG score (QMG) appeared related to the tirasemtiv dose in a statistically significant manner. The QMG is a validated index of disease severity that is often employed as a primary endpoint in clinical trials of patients with myasthenia gravis. In addition, decreases in certain components of the QMG and their relationships to dose were statistically significant or borderline significant. Also at six hours after dosing, increases in the percent predicted forced vital capacity were statistically significantly related to the dose level of tirasemtiv, as were the individual comparisons of each dose level of tirasemtiv versus placebo. Both the 250 mg and 500 mg single oral doses of tirasemtiv studied in this trial were well-tolerated by the 32 patients enrolled; there were no premature terminations and no serious adverse events were reported. The most commonly reported adverse event was dizziness which increased in frequency with dose and was reported as mild in all but one case that was classified as moderate. We anticipate presenting results from CY 4023 in March 2013 at the American Academy of Neurology 65th Annual Meeting. This clinical trial was supported by our grant from the NINDS.

Claudication.    In June 2011, final data were presented from our Phase IIa evidence of effect clinical trial of tirasemtiv in patients with symptoms of claudication associated with peripheral artery disease. The primary objective of this trial was to demonstrate an effect of single doses of tirasemtiv on measures of skeletal muscle function and fatigability in these patients. The secondary objectives of this trial were to evaluate and characterize the relationship, if any, between the doses and plasma concentrations of tirasemtiv and its pharmacodynamic effects, and to evaluate the safety and tolerability of tirasemtiv administered as single doses to these patients. Accordingly, in this hypothesis-generating trial, multiple pharmacodynamic assessments were made without specifying a single primary pharmacodynamic endpoint. 61 patients were enrolled in this trial. Patients were administered single oral doses of placebo and of 2 different dose levels of tirasemtiv in a double-blind fashion and in random order, at least 6 days apart. These dose levels were originally 375 mg and 750 mg; however, the protocol was amended to lower the 750 mg dose to 500 mg following reports of serious adverse events by two patients: dizziness and mental confusion in one and dizziness and dyskinesia (or abnormal movements) in the other. As evidenced by heel raise testing, tirasemtiv increased calf muscle performance in these patients. The increases in calf muscle performance and the occurrence of adverse events both appeared related to increasing dose and plasma concentrations of tirasemtiv. Conversely, performance on a 6-minute walk test was inversely related to increases in both the dose and plasma concentration of tirasemtiv. Dose-related adverse events, particularly dizziness and others related to walking, may explain this negative effect on 6-minute walk performance.

CK-2127107 Planned Development.    Throughout 2012, we progressed CK-2127107 in studies intended to support an IND. In the fourth quarter of 2012, we filed an IND for CK-2127107, which has cleared FDA review. We anticipate initiating a Phase I clinical trial of CK-2127107 in healthy volunteers in the first half of 2013.

Ongoing Research in Skeletal Muscle Activators.    Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal muscle troponin activators to explore the potential clinical applications of this novel mechanism to skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere.

We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $24.9 million, $24.0 million and $29.1 million in the years ended December 31, 2012, 2011 and 2010, respectively. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance tirasemtiv, CK-2127107 or other compounds from this program into and through development.

Cardiac Muscle Contractility

Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including omecamtiv mecarbil. The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration.

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

Prior to Amgen’s exercise of its option, Cytokinetics conducted a clinical trials program for omecamtiv mecarbil comprised of multiple Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamics and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time (i.e., the time in which the heart is contracting). However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting.

Omecamtiv Mecarbil Development

Intravenous.    An international, randomized, double-blind, placebo-controlled, Phase IIb clinical trial of an intravenous formulation of omecamtiv mecarbil, known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), is being conducted in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure. This clinical trial, sponsored by

Amgen in collaboration with Cytokinetics, is expected to enroll approximately 600 patients in three sequential, ascending-dose cohorts. In each cohort, patients will be randomized to receive omecamtiv mecarbil or placebo. The primary objective of this trial is to evaluate the effect of 48 hours of intravenous omecamtiv mecarbil compared to placebo on dyspnea (shortness of breath) in patients with left ventricular systolic dysfunction hospitalized for acute heart failure. The secondary objectives are to assess the safety and tolerability of three dose levels of intravenous omecamtiv mecarbil compared with placebo and to evaluate the effects of 48 hours of treatment with intravenous omecamtiv mecarbil on additional measures of dyspnea, patients’ global assessments, change in N-terminal pro brain-type natriuretic peptide (a biomarker associated with the severity of heart failure) and short-term clinical outcomes in these patients. In addition, the trial will evaluate the relationship between omecamtiv mecarbil plasma concentrations and echocardiographic parameters in patients with acute heart failure. Patient dosing in the third cohort of this trial is continuing. We anticipate the completion of enrollment in ATOMIC-AHF in the first half of 2013. We anticipate results from ATOMIC-AHF will be reported in mid-year 2013.

Oral.    In 2012, a randomized, open-label, four-period cross-over Phase I study designed to assess the safety, tolerability and pharmacokinetics of multiple oral formulations of omecamtiv mecarbil in healthy volunteers was conducted by Amgen in collaboration with Cytokinetics. Based on the review of these data, the companies have selected oral formulations of omecamtiv mecarbil from this Phase I trial that we believe warrant further evaluation in patients with heart failure.

In 2012, Cytokinetics and Amgen collaborated to plan the manufacturing of drug product and to draft regulatory submissions to enable the initiation of a Phase II double-blind, randomized, placebo-controlled, multicenter, dose escalation study designed to evaluate several modified-release oral formulations of omecamtiv mecarbil, known as COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure) in patients with heart failure and left ventricular systolic dysfunction. In February 2013, we announced the opening to enrollment of COSMIC-HF. The primary objectives of this trial are to select an oral modified release formulation and dose of omecamtiv mecarbil for chronic twice-daily dosing in patients with heart failure and left ventricular systolic dysfunction and to characterize its pharmacokinetics after 12 weeks of treatment. The secondary objective is to evaluate the safety and tolerability of oral omecamtiv mecarbil. We expect that over 400 patients will be enrolled in this clinical trial.

During the fourth quarter of 2012, dosing initiated in a Phase I open-label, single-dose clinical trial designed to evaluate the safety, tolerability and pharmacokinetics of omecamtiv mecarbil in patients with various degrees of renal insufficiency and in patients undergoing hemodialysis. This trial is sponsored by Amgen in collaboration with Cytokinetics.

Ongoing Research in Cardiac Muscle Contractility.    In the first quarter of 2013, we agreed with Amgen to additional research activities intended to be conducted through 2014 under the research plan directed to next-generation compounds in our cardiac muscle contractility program. Under our collaboration agreement, Amgen will reimburse us for the agreed research activities we perform.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $4.5 million, $2.8 million and $1.6 million in the years ended December 31, 2012, 2011 and 2010, respectively. We recognized research and development revenue from Amgen of $4.2 million in 2012, $2.1 million in 2011 and $1.5 million in 2010, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses.

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

Beyond Muscle Contractility

We have developed preclinical expertise in the mechanics of skeletal, cardiac and smooth muscle that extends from proteins to tissues to intact animal models. Our translational research in muscle contractility has enabled us to better understand the potential impact of small molecule compounds that increase cardiac or skeletal muscle contractility and to apply those findings to the further evaluation of our drug candidates in clinical populations. In addition to contractility, the other major functions of muscle include metabolism, growth and energetics, with each of these functions playing a role in certain diseases that could benefit from novel mechanism treatments. Accordingly, our knowledge of muscle contractility may serve as an entry point to the discovery of novel treatments for disorders involving muscle functions other than muscle contractility. We are leveraging our current understandings of muscle biology to investigate new ways of modulating these other aspects of muscle function for other potential therapeutic applications. For example, we are conducting research with compounds that affect muscle growth and that may have applications for serious diseases and medical conditions such as cachexia. Cachexia is a condition that can be associated with cancer, heart failure, chronic obstructive pulmonary disease or other conditions. This syndrome is characterized by the loss of muscle mass and may lead to weakness and disability. We are performing research on compounds that may increase muscle mass and which may impact patient functionality or potentially alter the course of diseases associated with muscle wasting. Similarly, we are performing research on compounds that may affect muscle metabolism and that may have application in conditions such as diabetes or obesity as well as other conditions of metabolic dysfunction.

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

•

our potential inability to obtain the additional funding necessary for us to conduct the one or more confirmatory Phase III clinical trials for tirasemtiv in patients with ALS that we anticipate will be required to obtain marketing approval for this indication;

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

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility;

•	the possibility that results from non-clinical studies may adversely impact the timing or further development of our drug candidates; and

•	possible delays in the characterization, formulation and manufacture of potential drug candidates.

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

Revenues

Our current revenue sources are limited, and we do not expect to generate any revenue from product sales for several years, if at all. We have recognized revenues from our strategic alliances with Amgen, Global Blood Therapeutics, Inc., formerly known as Global Blood Targeting, Inc. (“Global Blood”) and MyoKardia, Inc. (“MyoKardia”) and grant revenues from NINDS.

In December 2006, we entered into our collaboration and option agreement with Amgen, under which we received an upfront, non-refundable, non-exclusive license and technology access fee of $42.0 million. In connection with entering into the agreement, we also entered into a common stock purchase agreement with Amgen. In January 2007, we issued 3,484,806 shares of our common stock to Amgen for net proceeds of $32.9 million, of which the $6.9 million purchase premium was recorded as deferred revenue. Through May 2009, we amortized the upfront non-exclusive license and technology access fee and stock purchase premium to license revenue ratably over the maximum term of the non-exclusive license, which was four years. In June 2009, we recognized as revenue the remaining balance of $21.4 million of the related deferred revenue when Amgen exercised its option, triggering the end of the non-exclusive license period. In June 2009, we received a non-refundable option exercise fee from Amgen of $50.0 million, which we recognized in revenue as license fees from a related party. We may receive additional payments from Amgen upon achieving certain pre-commercialization and commercialization milestones. None of the future contingent milestone payments pursuant to this arrangement as of January 1, 2011 are considered substantive as they are the results of Amgen’s performance. Therefore, they are not considered milestones under Accounting Standard Codification Topic 605-28, Revenue Recognition — Milestone Method (“ASC 605-28”).

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

As part of an initiative to seek certain smaller collaborations intended to allow us to offset our research costs, during 2011 and 2012, we entered into collaborative research agreements with two early-stage biopharmaceutical companies. In October 2011, we entered into an agreement with Global Blood. Under an agreed research plan, scientists from Global Blood and our FTEs conducted research focused on small molecule therapeutics that target the blood. We provided to Global Blood access to certain research facilities, FTEs and other resources at agreed reimbursement rates that approximated our costs. We were the primary obligor in the collaboration arrangement, and accordingly, we recorded expense reimbursements from Global Blood as research and development revenue. In April 2012, we extended this agreement through December 2012.

In August 2012, we entered into a collaboration agreement with MyoKardia. Under an agreed research plan, scientists from MyoKardia and our FTEs conduct research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. We provided to MyoKardia access to certain research facilities, and continue to provide FTEs and other resources at agreed reimbursement rates that approximate our costs. We are the primary obligor in the collaboration arrangement, and accordingly, we record expense reimbursements from MyoKardia as research and development revenue.

In July 2010 and in September 2012, the NINDS awarded us grants to support research and development of tirasemtiv directed to the potential treatment for myasthenia gravis for a period of up to three years.

Research and Development

We incur research and development expenses associated with both partnered and unpartnered research activities. We expect to incur research and development expenses for the clinical development of tirasemtiv and CK-2127107 and pre-clinical research of other skeletal sarcomere activators for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. We expect to incur research and development expenses for omecamtiv mecarbil for the potential treatment of heart failure in accordance with agreed upon research and development plans with Amgen.

Research and development expenses related to any development and commercialization activities we elect to fund consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and manufacturing, facilities costs and depreciation of equipment. From our inception through December 31, 2012, we incurred costs of approximately $143.6 million for research and development activities relating to our cardiac muscle contractility program, $113.9 million for our skeletal muscle contractility program, $35.7 million for our smooth muscle contractility program, $72.0 million for our mitotic kinesin inhibitors program, $53.7 million for our proprietary technologies and $69.2 million for other research programs.

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

Restructuring

In October 2011, we announced a restructuring plan to realign our workforce and operations in line with our continued commitment to focus primarily on the development of our key later-stage development programs for tirasemtiv and omecamtiv mecarbil and on our follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program. As a result, we reduced our workforce by 18 employees, or approximately 18%, to 83 employees. We provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. We incurred restructuring charges of $1.2 million in the fourth quarter of 2011, primarily personnel-related termination costs. We completed all restructuring activities and recognized all anticipated restructuring charges by December 31, 2012.

Stock Compensation

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock units, and employee stock purchases for 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Research and development	$1,801	$1,331	$1,871
General and administrative	1,982	1,738	2,146

Stock-based compensation included in operating expenses	$3,783	$3,069	$4,017

As of December 31, 2012, there was $2.9 million of unrecognized compensation cost related to unvested stock options, which we expect to recognize over a weighted-average period of 2.26 years. As of December 31, 2012, there was $1.1 million of unrecognized compensation cost related to unvested restricted stock units, which we expect to recognize over a weighted-average period of 0.67 years.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We recorded an income tax provision of $150,000 in 2009 due to alternative minimum tax (“AMT”). However, due to the Department of the Treasury’s further guidance clarifying that utilization of the AMT net operating loss (“NOL”) was not limited to 90% as part of the 5-year NOL carryback provision brought about by the Worker, Homeownership, and Business Assistance Act of 2009, the 2009 AMT liability was reversed in 2010. In addition to the $150,000 benefit related to the AMT liability, we also recognized a $26,000 benefit related to the monetization of the federal research tax credit for a total benefit of approximately $176,000 in 2010. We did not record an income tax provision in the years ended December 31, 2012 and 2011 because we had a net taxable loss in these periods.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2012, 2011 and 2010. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $21.1 million in 2012, by $18.5 million in 2011 and by $15.6 million in 2010.

We also follow the accounting guidance that defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. In 2011, we made adjustments to our deferred balances for NOL carryforwards, research and development credits, and charitable contribution carryovers as a result of information obtained from the U.S. Internal Revenue Service (“IRS”) audit of tax year 2009. As we maintained a full valuation allowance against our deferred tax assets, the adjustments resulted in no additional tax expense in the current period. We have also adjusted our unrealized tax benefits accordingly. The IRS’s Large Business and International Division recently concluded its audit of the 2009 tax year with no material adjustments. However, in general, the statute of limitations for tax liabilities for these years remains open for the purpose of adjusting the amounts of the losses and credits carried forward from those years.

We had federal NOL carryforwards of approximately $400.2 million and state NOL carryforwards of approximately $296.9 million before federal benefit at December 31, 2012. If not utilized, the federal and state NOL carryforwards will begin to expire in various amounts beginning 2020 and 2013, respectively. The NOL carryforwards include deductions for stock options. When utilized, the portion related to stock option deductions will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

We had general business credits of approximately $21.5 million and $13.0 million for federal and California state income tax purposes, respectively, at December 31, 2012. Amounts are comprised of research and development credits and orphan drug credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely. With the filing of our 2011 tax return, we adjusted our general business credit to account for qualifying orphan drug credits. For qualifying expenses, the orphan drug credit offers an increased benefit relative to the research and development credit taken in previous years.

On January 2, 2013, the federal American Taxpayer Relief Act of 2012 was signed into law. As part of the act, the research and development credit was retroactively extended. Accordingly, we did not record a federal research and development credit for 2012. While the applicable research and development credit available for 2012 will be considered in 2013, no financial statement benefit is expected as we expect to record a valuation allowance against the credit generated.

In general, under section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change NOLs and tax credits to offset future taxable income. We have performed a Section 382 analysis and do not believe that we have experienced an ownership change since 2006. A portion of our existing NOLs and tax credits are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

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

Interest accrued related to unrecognized tax benefits and penalties were zero for 2012, 2011 and 2010. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

Results of Operations

Years ended December 31, 2012, 2011 and 2010

Revenues

	Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012	2011
	(In millions)
Research and development revenues from related parties	$4.2	$2.1	$1.5	$2.1	$0.6
Research and development, grant and other revenues	3.4	1.9	1.1	1.5	0.8

Total revenues	$7.6	$4.0	$2.6	$3.6	$1.4

We recorded total revenues of $7.6 million, $4.0 million and $2.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Research and development revenues from related parties refers to research and development revenues from our strategic alliance with Amgen. Revenues from Amgen were $4.2 million, $2.1 million and $1.5 million in 2012, 2011 and 2010, respectively. Revenues of $4.2 million from Amgen in 2012 consisted of $4.2 million for reimbursement of FTE expenses. Revenues of $2.1 million from Amgen in 2011 consisted of $2.0 million for reimbursement of FTE expenses and $0.1 million for other research and development expenses. Revenues of $1.5 million from Amgen in 2010 consisted of $0.9 million for FTE expenses and $0.6 million for other research and development expenses.

Research and development, grant and other revenues in 2012, 2011 and 2010 included grant revenue from the NINDS, grant revenue from the U.S. Department of the Treasury (“DOT”), revenue from Global Blood and revenue from MyoKardia.

In July 2010, the NINDS awarded us a grant to support research and development of tirasemtiv directed to the potential treatment for myasthenia gravis for a period of up to three years. We recognized grant revenue of $1.3 million, $1.7 million and $0.4 million under this grant arrangement in 2012, 2011 and 2010, respectively.

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

As part of an initiative to seek certain smaller collaborations intended to allow us to offset our research costs, during 2011 and 2012, we entered into collaborative research agreements with two early-stage biopharmaceutical companies. We recognized revenue from Global Blood of $1.5 million in 2012 and $0.3 million in 2011. We recognized revenue from Myokardia of $0.6 million in 2012.

Research and development expenses

	Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012	2011
	(In millions)
Research and development expenses	$35.6	$37.2	$38.0	$(1.6)	$(0.8)

Research and development expenses decreased $1.6 million in 2012 compared to 2011 and decreased $0.8 million in 2011 compared to 2010. The decrease in 2012 was primarily due to decreases of $2.1 million in laboratory expenses and $1.0 million in personnel-related costs, partially offset by an increase of $1.3 million in outsourced clinical and pre-clinical costs and $0.2 million in facilities costs. The decrease in 2011 was primarily due to decreases of $1.3 million in personnel expenses and $0.6 million in facility costs, partially offset by an increase of $1.2 million in outsourced clinical and preclinical costs.

From a program perspective, the $1.6 million decline in research and development spending in 2012 compared to 2011 was due to decreases of $3.8 million for our smooth muscle contractility program and $0.4 million for our other research programs, partially offset by increased spending of $0.9 million for our skeletal muscle contractility program and $1.7 million for our cardiac muscle contractility program. The decline in research and development spending in 2011 compared to 2010 was due to decreases of $5.1 million for our skeletal muscle contractility program and $1.0 million for our mitotic kinesin inhibitors program, partially offset by increases of $3.7 million for our smooth muscle contractility program, $1.2 million for our cardiac muscle contractility program and $0.4 million for our other research and preclinical programs.

	Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012	2011
	(In millions)
Cardiac muscle contractility	$4.5	$2.8	$1.6	$1.7	$1.2
Skeletal muscle contractility	24.9	24.0	29.1	0.9	(5.1)
Smooth muscle contractility	1.8	5.6	1.9	(3.8)	3.7
Mitotic kinesin inhibitors	—	—	1.0	—	(1.0)
All other research programs	4.4	4.8	4.4	(0.4)	0.4

Total research and development expenses	$35.6	$37.2	$38.0	$(1.6)	$(0.8)

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

We expect our research and development expenditures to increase in 2013 compared to 2012. We expect to continue development of our drug candidates tirasemtiv and CK-2127107 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We anticipate that research and development expenses in 2013 will increase compared to 2012 and will be in the range of $43 million to $47 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.8 million are included in our estimate of 2013 research and development expenses.

General and administrative expenses

	Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012	2011
	(In millions)
General and administrative expenses	$12.4	$13.6	$14.2	$(1.2)	$(0.6)

General and administrative expenses decreased $1.2 million in 2012 compared to 2011, and decreased $0.6 million in 2011 compared with 2010. The decrease in 2012 compared to 2011 was primarily due to decreases of $0.4 million in financial services costs, $0.3 million in personnel expenses, and $0.5 million in facilities costs. The decrease in 2011 compared to 2010 was primarily due to decreases in personnel expenses of $1.2 million, legal expenses of $0.1 million and facilities costs of $0.1 million, partially offset by an increase in financial services costs of $0.8 million.

We expect that general and administrative expenses in 2013 will increase compared to 2012. We anticipate that general and administrative expenses will be in the range of $14 million to $15 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.0 million are included in our estimate of 2013 general and administrative expenses.

Interest and Other, net

Components of Interest and Other, net are as follows:

	Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012	2011
	(In millions)
Interest income and other income	$0.1	$0.2	$0.4	$(0.1)	$(0.2)
Interest expense and other expense	—	(0.1)	(0.2)	0.1	0.1

Interest and Other, net	$0.1	$0.1	$0.2	$—	$(0.1)

Interest income and other income consisted primarily of interest income generated from our cash, cash equivalents and investments. Interest income and other income decreased in 2012 compared to 2011 primarily due to lower average effective interest rates and lower average invested balances. Interest and other income decreased in 2011 compared to 2010 primarily due to lower average invested balances and lower average effective interest rates.

Interest expense and other expense primarily consist of interest expense on borrowings under our equipment financing lines, and for 2010, interest expense on our loan with UBS Bank USA. Interest expense and other expense decreased in 2012 compared to the same periods in 2011, due to lower interest expense on our equipment financing debt. We repaid the remaining outstanding equipment financing debt in March 2012. The decreases in interest and other expense in 2011 compared to 2010 were primarily due to lower outstanding balances on our equipment financing lines and decreases in the interest on our loan with UBS.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through December 31, 2012, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

Our cash, cash equivalents and investments, excluding restricted cash, totaled $74.0 million at December 31, 2012, up from $49.0 million at December 31, 2011. The increase of $25.0 million was primarily due to net proceeds from equity issuances in 2012, partially offset by cash used to fund operations.

We have received net proceeds from the sale of equity securities of $431.6 million from August 5, 1997, the date of our inception, through December 31, 2012, excluding sales of equity to GlaxoSmithKline (“GSK”) and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement in 2001, GSK made a $14.0 million equity investment in Cytokinetics. GSK made additional equity investments in

Cytokinetics in 2003 and 2004 of $3.0 million and $7.0 million, respectively. In January 2007, in connection with the execution of our collaboration agreement with Amgen, we received net proceeds of $32.9 million from a stock purchase agreement with Amgen.

In April 2011, we entered into a securities purchase agreement with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively,“Deerfield”). In April 2011, pursuant to the agreement, we issued to Deerfield (i) 5,300,000 shares of common stock for a purchase price of $1.50 per share, (ii) 8,070 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share, and (iii) warrants to purchase 6,685,000 shares of our common stock at an initial exercise price of $1.65 per share, for aggregate gross proceeds of approximately $20.1 million. After issuance costs of approximately $0.2 million, the net proceeds were approximately $19.9 million. The offering was made pursuant to a shelf registration statement that we filed with the SEC on November 10, 2008, which became effective on November 19, 2008 (File No. 333-155259).

On September 26, 2012, 8,070 shares of Series A Preferred Stock were converted into 8,070,000 shares of our common stock. The conversion was in accordance with the terms of the agreement with Deerfield under which the Series A Preferred Stock was issued in 2011.

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

Sales of our common stock through MLV are made by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by us and MLV. Subject to the terms and conditions of the MLV Agreement, MLV uses commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). We are not obligated to make any sales of common stock under the MLV Agreement. The offering of shares of common stock pursuant to the MLV Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the MLV Agreement or (ii) termination of the MLV Agreement. We or MLV may terminate the agreement at any time upon ten days notice to the other party, or MLV may terminate it at any time in certain circumstances, including the occurrence of a material adverse change in our business. We pay MLV a commission rate equal to 3.0% of the gross sales price per share of any common stock sold under the MLV Agreement. We have provided MLV with customary indemnification and contribution rights. In 2011, we sold 2,579,208 shares through MLV for net proceeds of $2.4 million after commissions and other offering costs of $160,000, which includes $82,000 associated with establishing the MLV Agreement. As of February 28, 2013, we have sold 5,175,549 shares of common stock through MLV for net proceeds of approximately $5.3 million, and 9,208,121 shares remain available to us for sale through MLV subject to the terms and conditions of the MLV Agreement.

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

The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable for five years until June 25, 2017. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then issued and outstanding. We valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of our common stock on the issuance date of $0.63. As of December 31, 2012, all of the warrants were outstanding and exercisable.

Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series B Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of our liquidation, dissolution, or winding up, holders of Series B Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series B Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Preferred Stock is required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by our board of directors. The Series B Preferred Stock ranks senior to our common stock as to distributions of assets upon our liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series B Preferred Stock may rank senior to, on parity with or junior to any class or series of the our stock created in the future depending upon the specific terms of such future stock issuance.

The June 2012 Public Offerings were made pursuant to a shelf registration statement that we filed with the SEC on November 25, 2011, which became effective on December 8, 2011 (File No. 333-178189) and a supplemental shelf registration statement on Form S-3MEF that we filed with the SEC on June 20, 2012, which became effective on June 20, 2012 (File No. 333-182226). The closing of the June 2012 Public Offerings took place on June 25, 2012.

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

On January 25, 2013, 2,000 shares of Series B Preferred Stock were converted into 2,000,000 shares of our common stock. The conversion was in accordance with the terms of the original agreement under which the Series B Preferred Stock was issued in 2012.

On February 8, 2013, warrants to purchase 6,000 shares of our common stock at an exercise price of $0.88 per share were exercised in accordance with the June 2012 Public Offerings underwriting agreements.

On a cumulative basis through December 31, 2012, we have received $106.8 million in non-equity payments from Amgen and $54.5 million in non-equity payments from GSK.

Under equipment financing arrangements, we received $23.7 million from August 5, 1997, the date of our inception, through December 31, 2012. Interest earned on investments, excluding non-cash amortization/accretion of purchase premiums/discounts, was $0.8 million, $1.1 million and $1.4 million in 2012, 2011 and 2010, respectively, and $31.2 million from August 5, 1997, the date of our inception, through December 31, 2012.

Net cash used in operating activities in 2012 was $33.4 million and primarily resulted from the net loss of $40.4 million. Net cash used in operating activities in 2011 was $45.6 million and primarily resulted from our net loss of $47.9 million. Net cash used in operating activities in 2010 was $44.8 million and primarily resulted from our net loss of $49.3 million less $4.0 million of non-cash stock-based compensation expense.

Net cash used in investing activities was $28.8 million in 2012 and primarily consisted of cash used to purchase investments, net of proceeds from the maturity of investments, of $28.9 million. Net cash provided by investing activities in 2011 was $25.3 million and primarily consisted of proceeds from maturities of investments, net of cash used to purchase investments, of $25.1 million. Net cash provided by investing activities in 2010 was $34.2 million and primarily consisted of proceeds from sales and maturities of investments (including auction rate securities), net of cash used to purchase investments, of $33.8 million. Restricted cash was zero at December 31, 2012. Restricted cash totaled $0.2 million at December 31, 2011, down from $0.8 million at December 31, 2010, with the decrease due to the contractual semi-annual reductions in the amount of security deposit required by General Electric Capital Corporation (“GE Capital”) in connection with our equipment financing credit lines.

Net cash provided by financing activities was $58.3 million in 2012 and primarily consisted of net proceeds of $56.0 million from the sale of 55,921,054 shares of common stock and 23,026 shares of Series B Preferred Stock in the June 2012 Public Offerings and net proceeds of $2.8 million from our sale of 2,596,341 shares of common stock through MLV. We repaid the remaining balance of our equipment financing line debt in the March 2012 and no further funds are available to us under this line. Net cash provided by financing activities was $21.6 million in 2011 and primarily consisted of net proceeds of $19.9 million from our financing with Deerfield and $2.4 million from sales of our common stock through MLV. Net cash provided by financing activities in 2010 was $2.5 million and primarily consisted of proceeds from drawdowns under our 2007 committed equity financing facility with Kingsbridge of $14.0 million, net of issuance costs, partially offset by repayments of our loan with UBS of $10.2 million.

Shelf Registration Statement.    In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011 (the “December 2011 Shelf”). The December 2011 Shelf allowed us to issue shares of our common stock from time to time for an aggregate offering price of up to $100.0 million. In June 2012, we filed a supplemental shelf registration statement with the SEC, which was declared effective in June 2012 (the “Supplemental Shelf”). The Supplemental Shelf allows us to issue additional securities from time to time for an aggregate offering price of up to $20.0 million, and for a total aggregate offering price under the December 2011 Shelf and the Supplemental Shelf of up to $120.0 million. As of February 28, 2013, $18.3 million remains available to us under this shelf registration statement. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.

As of December 31, 2012, future minimum payments under our lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating lease(1)	$3,110	$6,826	$7,301	$1,906	$19,143

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue clinical development of our fast skeletal muscle troponin activator tirasemtiv for the potential treatment of diseases and conditions related to skeletal muscle weakness or wasting. We plan to initiate and conduct clinical development of our fast skeletal muscle troponin activator CK-2127107 for the potential treatment of diseases and conditions related to skeletal muscle weakness or wasting. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle contractility programs through research to candidate selection.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the initiation, progress, timing, scope and completion of preclinical research, non-clinical development and clinical trials for our drug candidates and other compounds;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decisions with regard to funding of development and commercialization of omecamtiv mecarbil or other compounds for the potential treatment of heart failure under our collaboration;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our potential drugs;

•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;

•	our plans or ability to engage third party manufacturers for our drug candidates and potential drugs;

•	our plans or ability to build or access sales and marketing capabilities and to achieve market acceptance for potential drugs;

•	the expansion and advancement of our research programs;

•	the hiring of additional employees and consultants;

•	the expansion of our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We have incurred an accumulated deficit of $448.9 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to development stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Off-balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Investments

Available-for-sale investments.    Our investments consist of municipal and government agency bonds, commercial paper, U.S. Treasury securities, and money market funds. We designate all investments as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. See “Notes to Financial Statements — Note 3 — Cash Equivalents and Investments” for further detailed discussion. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

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

Preclinical Study and Clinical Trial Accruals

A substantial portion of our preclinical studies and all of our clinical trials have been performed utilizing third-party contract research organizations (“CROs”) and other vendors. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs and review of contractual terms. Our estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors. If we have incomplete or inaccurate data, we may under- or overestimate activity levels associated with various studies or clinical trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity levels become known. No material adjustments to preclinical study and clinical trial expenses have been recognized to date.

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

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We recorded an income tax provision of $150,000 in 2009 due to AMT. However, due to the Department of the Treasury’s further guidance clarifying that utilization of the AMT NOL was not limited to 90% as part of the 5-year NOL carryback provision brought about by the Worker, Homeownership, and Business Assistance Act of 2009, the 2009 AMT liability was reversed in 2010. In addition to the $150,000 benefit related to the AMT liability, we also recognized a $26,000 benefit related to the monetization of the federal research tax credit for a total benefit of approximately $176,000 in 2010. We did not record an income tax provision in the years ended December 31, 2012 and 2011 because we had a net taxable loss in these periods.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2012, 2011 and 2010. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $21.1 million in 2012, $18.5 million in 2011 and $15.6 million in 2010.

We also follow the accounting guidance that defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. We file income tax returns with the IRS and the state of California. For jurisdictions in which tax filings are made, we are subject to income tax examination for all fiscal years since inception. The IRS’s Large Business and International Division concluded its audit of the 2009 tax year with no material adjustments. However, in general, the statute of limitations for tax liabilities for these years remains open for the purpose of adjusting the amounts of the losses and credits carried forward from those years.

Interest accrued related to unrecognized tax benefits and penalties were zero for 2012, 2011 and 2010. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

In general, under Section 382 a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change NOLs and tax credits to offset future taxable income. We have performed a Section 382 analysis and do not believe that we have experienced an ownership change since 2006. A portion of our existing NOLs and tax credits are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

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

The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio (dollars in thousands):

	2013	Beyond 2013	Total	Fair Value at December 31, 2012
Assets:
Investments	$59,093	—	$59,093	$59,093
Average interest rate	0.18%	—	0.18%

Item 8.    Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytokinetics, Incorporated:

In our opinion, the accompanying balance sheets and the related statements of comprehensive loss, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cytokinetics, Incorporated at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 and cumulatively, for the period from August 5, 1997 (date of inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, CA

March 15, 2013

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,907	$18,833
Short-term investments	59,093	30,190
Related party accounts receivable	4	14
Prepaid and other current assets	2,423	2,103

Total current assets	76,427	51,140
Property and equipment, net	997	1,310
Restricted cash	—	196
Other assets	127	127

Total assets	$77,551	$52,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,002	$1,196
Accrued liabilities	4,877	3,232
Related party payables and accrued liabilities	150	12
Short-term portion of equipment financing lines	—	152
Short-term portion of deferred rent	76	—

Total current liabilities	7,105	4,592
Long-term portion of deferred rent	361	3

Total liabilities	7,466	4,595

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares ; Issued and outstanding:
Series A Convertible Preferred Stock — zero shares at December 31, 2012 and 8,070 shares at December 31, 2011
Series B Convertible Preferred Stock — 23,026 shares at December 31, 2012 and zero shares at December 31, 2011
Common stock, $0.001 par value:
Authorized: 245,000,000 shares;
Issued and outstanding: 142,457,469 shares at December 31, 2012 and 74,915,739 shares at December 31, 2011	143	75
Additional paid-in capital	518,804	456,610
Accumulated other comprehensive income	18	3
Deficit accumulated during the development stage	(448,880)	(408,510)

Total stockholders’ equity	70,085	48,178

Total liabilities and stockholders’ equity	$77,551	$52,773

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2012
	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Research and development revenues from related parties	$4,177	$2,054	$1,487	$55,328
Research and development, grant and other revenues	3,382	1,946	1,090	9,372
License revenues from related parties	—	—	—	112,935

Total revenues	7,559	4,000	2,577	177,635

Operating expenses:
Research and development	35,643	37,182	38,013	488,115
General and administrative	12,429	13,590	14,199	156,381
Restructuring charges (reversals)	(56)	1,192	—	3,586

Total operating expenses	48,016	51,964	52,212	648,082

Operating loss	(40,457)	(47,964)	(49,635)	(470,447)
Interest and other, net	87	104	172	21,541

Loss before income taxes	(40,370)	(47,860)	(49,463)	(448,906)
Income tax benefit	—	—	(176)	(26)

Net loss	(40,370)	(47,860)	(49,287)	(448,880)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(1,307)	(2,857)	—	(4,164)

Net loss allocable to common stockholders	$(41,677)	$(50,717)	$(49,287)	$(453,044)

Net loss per share allocable to common stockholders — basic and diluted	$(0.38)	$(0.72)	$(0.77)

Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	108,642	70,800	64,165

Comprehensive Loss:
Net loss	$(40,370)	$(47,860)	$(49,287)	$(448,880)
Change in unrealized gain (loss) on investments	15	7	(5)	18

Comprehensive loss	$(40,355)	$(47,853)	$(49,292)	$(448,862)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Issuance of common stock upon exercise of stock options for cash at $0.015 per share	147,625	$—	—	$—	$2	$—	$—	$—	$2
Issuance of common stock to founders at $0.015 per share in exchange for cash in January 1998	563,054	1	—	—	7	—	—	—	8
Net loss	—	—	—	—	—	—	—	(2,015)	(2,015)

Balance, December 31, 1998	710,679	1	—	—	9	—	—	(2,015)	(2,005)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	287,500	—	—	—	69	—	—	—	69
Issuance of warrants, valued using Black-Scholes model	—	—	—	—	41	—	—	—	41
Deferred stock-based compensation	—	—	—	—	237	(237)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	123	—	—	123
Other comprehensive loss	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	(7,341)	(7,341)

Balance, December 31, 1999	998,179	1	—	—	356	(114)	(8)	(9,356)	(9,121)
Issuance of common stock upon exercise of stock options for cash at $0.015-$0.58 per share	731,661	1	—	—	194	—	—	—	195
Deferred stock-based compensation	—	—	—	—	93	(93)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	101	—	—	101
Other comprehensive income	—	—	—	—	—	—	86	—	86
Net loss	—	—	—	—	—	—	—	(13,079)	(13,079)

Balance, December 31, 2000	1,729,840	2	—	—	643	(106)	78	(22,435)	(21,818)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	102,480	—	—	—	56	—	—	—	56
Repurchase of common stock	(33,334)	—	—	—	(19)	—	—	—	(19)
Compensation expense for acceleration of options	—	—	—	—	20	—	—	—	20
Deferred stock-based compensation	—	—	—	—	45	(45)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	93	—	—	93
Other comprehensive income	—	—	—	—	—	—	190	—	190
Net loss	—	—	—	—	—	—	—	(15,874)	(15,874)

Balance, December 31, 2001	1,798,986	2	—	—	745	(58)	268	(38,309)	(37,352)
Issuance of common stock upon exercise of stock options for cash at $0.015-$1.20 per share	131,189	—	—	—	68	—	—	—	68
Repurchase of common stock	(3,579)	—	—	—	(2)	—	—	—	(2)
Deferred stock-based compensation	—	—	—	—	(2)	2	—	—	—
Amortization of deferred compensation	—	—	—	—	—	6	—	—	6
Other comprehensive loss	—	—	—	—	—	—	(228)	—	(228)
Net loss	—	—	—	—	—	—	—	(23,080)	(23,080)

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2002	1,926,596	$2	—	$—	$809	$(50)	$40	$(61,389)	$(60,588)
Issuance of common stock upon exercise of stock options for cash at $0.20-$1.20 per share	380,662	—	—	—	310	—	—	—	310
Stock-based compensation	—	—	—	—	158	—	—	—	158
Deferred stock-based compensation	—	—	—	—	4,369	(4,369)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	768	—	—	768
Other comprehensive income	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	(32,685)	(32,685)

Balance, December 31, 2003	2,307,258	2	—	—	5,646	(3,651)	46	(94,074)	(92,031)
Issuance of common stock upon initial public offering at $13.00 per share, net of issuance costs of $9,151	7,935,000	8	—	—	93,996	—	—	—	94,004
Issuance of common stock to related party for $13.00 per share	538,461	1	—	—	6,999	—	—	—	7,000
Issuance of common stock to related party	37,482	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock upon initial public offering	17,062,145	17	—	—	133,155	—	—	—	133,172
Issuance of common stock upon cashless exercise of warrants	115,358	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options for cash at $0.20-$6.50 per share	404,618	—	—	—	430	—	—	—	430
Issuance of common stock pursuant to ESPP at $8.03 per share	69,399	—	—	—	557	—	—	—	557
Stock-based compensation		—	—	—	278	—	—	—	278
Deferred stock-based compensation	—	—	—	—	2,198	(2,198)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,598	—	—	1,598
Repurchase of unvested stock	(16,548)	—	—	—	(20)	—	—	—	(20)
Other comprehensive loss					—	—	(234)	—	(234)
Net loss						—	—	(37,198)	(37,198)

Balance, December 31, 2004	28,453,173	28	—	—	243,239	(4,251)	(188)	(131,272)	107,556
Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	196,703	1	—	—	370	—	—	—	371
Issuance of common stock pursuant to ESPP at $4.43 per share	179,520	—	—	—	763	—	—	—	763
Issuance of common stock upon cashless exercise of warrants	14,532	—	—	—	—	—	—	—	—
Issuance of common stock upon drawdown of committed equity financing facility at $6.13-$7.35 per share, net of issuance costs of $178	887,576	1	—	—	5,546	—	—	—	5,547
Stock-based compensation	—	—	—	—	67	—	—	—	67
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	(439)	1,799	—	—	1,360
Repurchase of unvested stock	(20,609)	—	—	—	(25)	—	—	—	(25)
Other comprehensive income	—	—	—	—	—	—	174	—	174
Net loss						—	—	(42,252)	(42,252)

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2005	29,710,895	$30	—	$—	$249,521	$(2,452)	$(14)	$(173,524)	$73,561
Issuance of common stock upon exercise of stock options for cash at $0.20-$7.10 per share	354,502	—	—	—	559	—	—	—	559
Issuance of common stock pursuant to ESPP at a weighted price of $4.43 per share	193,248	—	—	—	856	—	—	—	856
Issuance of common stock pursuant to registered direct offerings at $6.60 and $7.00 per share, net of issuance costs of $3,083	10,285,715	10	—	—	66,907	—	—	—	66,917
Issuance of common stock upon drawdown of committed equity financing facility at $5.53-$7.02 per share	2,740,735	3	—	—	16,954	—	—	—	16,957
Stock-based compensation	—	—	—	—	3,421	—	—	—	3,421
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	(138)	1,358	—	—	1,220
Repurchase of unvested stock	(1,537)	—	—	—	(2)	—	—	—	(2)
Other comprehensive loss	—	—	—	—	—	—	(61)	—	(61)
Net loss						—	—	(57,115)	(57,115)

Balance, December 31, 2006	43,283,558	43	—	—	338,078	(1,094)	(75)	(230,639)	106,313
Issuance of common stock upon exercise of stock options for cash at $0.58-$7.10 per share	259,054	1	—	—	511	—	—	—	512
Issuance of common stock pursuant to ESPP at a weighted price of $4.49 per share	179,835	—	—	—	807	—	—	—	807
Issuance of common stock upon drawdown of committed equity financing facility at $4.43-$4.81 per share	2,075,177	2	—	—	9,540	—	—	—	9,542
Issuance of common stock to related party for $9.47 per share, net of issuance costs of $57	3,484,806	3	—	—	26,006	—	—	—	26,009
Stock-based compensation	—	—	—	—	4,833	—	—	—	4,833
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	(45)	765	—	—	720
Repurchase of unvested stock	(68)	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	74	—	74
Net loss	—	—	—	—	—	—	—	(48,894)	(48,894)

Balance, December 31, 2007	49,282,362	49	—	—	379,730	(329)	(1)	(279,533)	99,916
Issuance of common stock upon exercise of stock options for cash at $0.58-$3.37 per share	95,796	—	—	—	131	—	—	—	131
Issuance of common stock pursuant to ESPP at a weighted price of $2.85 per share	164,451	—	—	—	468	—	—	—	468
Issuance of restricted stock at a price of $0.001 per share	397,960	1	—	—	(1)	—	—	—	—
Cancellation of restricted stock	(1,500)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,277	—	—	—	5,277
Amortization of deferred stock-based compensation, net of cancellations	—	—	—	—	—	329	—	—	329
Other comprehensive income	—	—	—	—	—	—	19	—	19
Net loss	—	—	—	—	—	—	—	(56,374)	(56,374)

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2008	49,939,069	$50	—	$—	$385,605	$—	$18	$(335,907)	$49,766
Issuance of common stock upon exercise of stock options for cash at $0.20-$4.95 per share	492,003	—	—	—	588	—	—	—	588
Issuance of common stock pursuant to ESPP at a weighted price of $1.66 per share	149,996	—	—	—	249	—	—	—	249
Issuance of common stock and warrants pursuant to registered direct offering at $1.97 per share, net of issuance costs of $1,062	7,106,600	7	—	—	14,515	—	—	—	14,522
Issuance of common stock upon drawdown of committed equity financing facility at $1.80-$2.29 per share, net of issuance costs of $98	3,596,728	4	—	—	6,846	—	—	—	6,850
Cancellation of restricted stock	(9,360)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,906	—	—	—	4,906
Tax benefit from stock based compensation	—	—	—	—	20	—	—	—	20
Other comprehensive loss	—	—		—	—	—	(17)	—	(17)
Net income	—	—		—	—	—	—	24,544	24,544

Balance, December 31, 2009	61,275,036	61	—	—	412,729	—	1	(311,363)	101,428
Issuance of common stock upon exercise of stock options for cash at $0.58-$2.00 per share	176,433	1	—	—	197	—	—	—	198
Issuance of common stock pursuant to ESPP at a weighted price of $1.70 per share	134,237	—	—	—	228	—	—	—	228
Issuance of common stock upon drawdown of committed equity financing facility at $2.05-$3.15 per share, net of issuance costs of $1	5,339,819	5	—	—	13,952	—	—	—	13,957
Cancellation of restricted stock	(17,925)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,017	—	—	—	4,017
Reversal of tax benefit from stock based compensation	—	—	—	—	(20)	—	—	—	(20)
Other comprehensive loss	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	(49,287)	(49,287)

Balance, December 31, 2010	66,907,600	67	—	—	431,103	—	(4)	(360,650)	70,516
Issuance of common stock upon exercise of stock options for cash at $1.00-$1.20 per share	16,000	—	—	—	17	—	—	—	17
Issuance of common stock pursuant to ESPP at a weighted price of $1.11 per share	112,931	—	—	—	125	—	—	—	125
Issuance of common stock to Deerfield at $1.50 per share, net of issuance costs of $53	5,300,000	5	—	—	6,122	—	—	—	6,127
Issuance of Series A convertible preferred stock to Deerfield at $1,500 per share, net of issuance costs of $81	—	—	8,070	—	9,329	—	—	—	9,329
Beneficial conversion feature of Series A convertible preferred stock	—	—	—	—	—	—	—	—	0
Deemed dividend to holders of Series A convertible preferred stock	—	—	—	—	—	—	—	—	0

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Issuance of warrants to Deerfield, net of issuance costs of $38	—	$—	—	$—	$4,427	$—	$—	$—	$4,427
Issuance of common stock to MLV at $1.00-$1.02 per share, net of commission and issuance costs of $160	2,579,208	3		—	2,418	—	—	—	2,421
Stock-based compensation	—	—	—	—	3,069	—	—	—	3,069
Other comprehensive income	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	(47,860)	(47,860)

Balance, December 31, 2011	74,915,739	75	8,070	—	456,610	—	3	(408,510)	48,178
Issuance of common stock pursuant to ESPP at a weighted price of $0.72 per share	90,062	—	—	—	65	—	—	—	65
Issuance of common stock upon exercise of restricted stock units	864,273	1	—	—	(402)	—	—	—	(401)
Issuance of common stock pursuant to June 2012 public offerings at $0.76 per share, net of issuance costs of $2,139	55,921,054	56	—	—	29,860	—	—	—	29,916
Issuance of Series B convertible preferred stock pursuant to June 2012 public offerings at $760 per share, net of issuance costs of $881	—	—	23,026	—	12,318	—	—	—	12,318
Beneficial conversion feature of Series B convertible preferred stock	—	—	—	—	—	—	—	—	0
Deemed dividend to holders of Series B convertible preferred stock	—	—	—	—	—	—	—	—	0
Issuance of warrants pursuant to June 2012 public offerings, net of issuance costs of $984	—	—	—	—	13,761	—	—	—	13,761
Issuance of common stock to MLV at $1.05-$1.20 per share, net of commission and issuance costs of $89	2,596,341	3	—	—	2,817	—	—	—	2,820
Conversion of Series A convertible preferred stock to common stock at $1,000 per share	8,070,000	8	(8,070)	—	(8)	—	—	—	—
Stock-based compensation	—	—	—	—	3,783	—	—	—	3,783
Other comprehensive income	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	(40,370)	(40,370)

Balance, December 31, 2012	142,457,469	$143	23,026	$—	$518,804	$—	$18	$(448,880)	$70,085

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2012

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(40,370)	$(47,860)	$(49,287)	$(448,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	591	1,297	1,900	29,254
(Gain) loss on disposal of equipment	(2)	3	(13)	299
Non-cash impairment charges	—	—	—	103
Non-cash restructuring expenses, net of reversals	(56)	194	—	636
Non-cash interest expense	—	—	—	504
Non-cash forgiveness of loan to officers	—	—	9	434
Stock-based compensation	3,783	3,069	4,017	36,128
Tax benefit from stock-based compensation	—	—	20	—
Non-cash warrant expense	—	—	—	1,626
Other non-cash expenses	—	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	10	32	134	(355)
Prepaid and other assets	(320)	(238)	304	(2,578)
Accounts payable	690	162	(536)	2,038
Accrued and other liabilities	2,098	(2,266)	(627)	5,004
Related party payables and accrued liabilities	138	12	—	150
Deferred revenue	—	—	(751)	—

Net cash used in operating activities	(33,438)	(45,595)	(44,830)	(375,496)

Cash flows from investing activities:
Purchases of investments	(92,788)	(48,025)	(109,860)	(1,052,243)
Proceeds from sales and maturities of investments	63,900	73,174	125,790	973,227
Proceeds from sales of auction rate securities	—	—	17,900	20,025
Purchases of property and equipment	(125)	(443)	(493)	(31,161)
Proceeds from sales of property and equipment	2	3	14	143
Decrease in restricted cash	196	592	886	—
Issuance of related party notes receivable	—	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	—	859

Net cash provided by (used in) investing activities	(28,815)	25,301	34,237	(90,296)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	43,677	—	—	250,548
Proceeds from draw down of committed equity financing facilities and at-the-market facility, net of commission and issuance costs	2,820	2,421	13,958	58,095
Proceeds from other issuances of common stock and warrants, net	(336)	10,696	425	17,779
Proceeds from issuance of preferred stock, net of issuance costs	12,318	9,329	—	154,819
Repurchase of common stock	—	—	—	(68)
Proceeds from loan with UBS	—	—	—	12,441
Repayment of loan with UBS	—	—	(10,201)	(12,441)
Proceeds from equipment financing lines	—	—	—	23,696
Repayment of equipment financing lines	(152)	(833)	(1,616)	(24,170)
Tax expense from stock-based compensation	—	—	(20)	—

Net cash provided by financing activities	58,327	21,613	2,546	480,699

Net increase (decrease) in cash and cash equivalents	(3,926)	1,319	(8,047)	14,907
Cash and cash equivalents, beginning of period	18,833	17,514	25,561	—

Cash and cash equivalents, end of period	$14,907	$18,833	$17,514	$14,907

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $448.9 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $40.4 million and net cash used in operations of $33.4 million for the year ended December 31, 2012. Cash, cash equivalents and investments increased to $74.0 million at December 31, 2012 from $49.0 million at December 31, 2011. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and investments at December 31, 2012 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

Basis of Presentation

The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of the balances and results for the periods presented.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Amgen Inc. (“Amgen”), its strategic partner. Approximately 55%, 51% and 58% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively, were derived from Amgen. Accounts receivable due from Amgen were zero and $14,000 at December 31, 2012 and 2011, respectively and were included in related party accounts receivable. See also Note 7, “Related Party Transactions,” below regarding collaboration agreements with Amgen.

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

The Company’s operations and employees are located in the United States. In the years ended December 31, 2012, 2011 and 2010, all of the Company’s revenues were received from entities located in the United States or from United States affiliates of foreign corporations.

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The balance of the certificate of deposit, which the Company classifies as restricted cash, was as follows (in thousands):

	December 31, 2012	December 31, 2011
Certificate of deposit classified as restricted cash	$—	$196

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Investments

Available-for-sale investments.    The Company’s investments consist of U.S. Treasury securities, money market funds, U.S. municipal and government agency bonds, and commercial paper. The Company designates all investments as available-for-sale and therefore reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. Investments with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income (Loss)

The Company follows the accounting standards for the reporting and presentation of comprehensive income (loss) and its components. In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that revised the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to present comprehensive income either in a continuous statement of comprehensive income, which replaces the statement of operations, or in two separate, consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income, nor does it require new disclosures. On January 1, 2012 The Company adopted new accounting guidance and presents comprehensive income (loss) in a continuous statement of comprehensive income (loss) which replaced the

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

statement of operations. Comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive loss for each of the years ended December 31, 2012, 2011, and 2010 was equal to net loss adjusted for unrealized gains and losses on investments.

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

Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. This new guidance is effective for the Company beginning January 1, 2013, with early adoption permitted. The adoption of ASU 2013-02 will not have a material impact on the Company’s consolidated financial position or results of operations.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2 — Net Loss Per Share

Basic net loss per share allocable to common stockholders is computed by dividing net loss allocable to common stockholders by the weighted average number of vested common shares outstanding during the period. Diluted net income loss per share allocable to common stockholders is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock, warrants, convertible preferred stock and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”), by applying the treasury stock method. The following is the calculation of basic and diluted net loss per share allocable to common stockholders (in thousands except per share data):

	Years Ended December 31,
	2012	2011	2010
Net loss	$(40,370)	$(47,860)	$(49,287)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(1,307)	(2,857)	—

Net loss allocable to common stockholders	$(41,677)	$(50,717)	$(49,287)

Weighted-average common shares outstanding	108,642	70,800	64,286
Unvested restricted stock	—	—	(121)

Weighted-average shares used in computing net loss per share allocable to common stockholders — basic and diluted	108,642	70,800	64,165

Net loss per share allocable to common stockholders — basic and diluted	$(0.38)	$(0.72)	$(0.77)

The following instruments were excluded from the computation of diluted net loss per common share allocable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	December 31,
	2012	2011	2010
Options to purchase common stock	10,744	9,592	8,096
Warrants to purchase common stock	54,053	6,685	4,027
Series A convertible preferred stock (as converted to common stock)	—	8,070	—
Series B convertible preferred stock (as converted to common stock)	23,026	—	—
Restricted stock units	1,302	3,106	—
Shares issuable related to the ESPP	66	48	40

Total shares	89,191	27,501	12,163

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 3 — Supplementary Cash Flow Data

Supplemental cash flow information was as follows (in thousands):

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2012
	2012	2011	2010
Cash paid for interest	$3	$41	$170	$4,612
Cash paid for income taxes	1	1	1	13
Significant non-cash investing and financing activities:
Deferred stock-based compensation	—	—	—	6,940
Purchases of property and equipment through accounts payable	116	13	141	116
Purchases of property and equipment through accrued liabilities	37	—	—	37
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	—	258
Penalty on restructuring of equipment financing lines	—	—	—	475
Conversion of convertible preferred stock to common stock	—	—	—	133,172
Warrants issued in equity financing	—	—	—	1,585

Note 4 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at December 31, 2012 and 2011 were as follows (in thousands):

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$10,655	$—	$—	$10,655

Short-term investments — U.S. Treasury securities	$59,075	$18	$—	$59,093	1/2013 — 11/2013

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$13,650	$—	$—	$13,650

Short-term investments — U.S. Treasury securities	$30,187	$4	$(1)	$30,190	1/2012 — 6/2012

As of December 31, 2012 and December 31, 2011, the Company’s U.S. Treasury securities classified as short-term investments had unrealized losses of approximately zero and $1,000, respectively. The unrealized losses in 2011 were primarily caused by slight increases in short-term interest rates subsequent to the purchase

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

date of the related securities. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2012 through February 28, 2013 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2012
	2012	2011	2010
Interest income	$83	$132	$318	$28,608

Note 5 — Fair Value Measurements

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2012
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$10,655	$—	$—	$10,655
U.S. Treasury securities	59,093	—	—	59,093

Total	$69,748	$—	$—	$69,748

Amounts included in:
Cash and cash equivalents	$10,655	$—	$—	$10,655
Short-term investments	59,093	—	—	59,093

Total	$69,748	$—	$—	$69,748

	December 31, 2011
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$13,650	$—	$—	$13,650
U.S. Treasury securities	30,190	—	—	30,190

Total	$43,840	$—	$—	$43,840

Amounts included in:
Cash and cash equivalents	$13,650	$—	$—	$13,650
Short-term investments	30,190	—	—	30,190

Total	$43,840	$—	$—	$43,840

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of December 31, 2012 and 2011, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs.

The Company’s equipment financing line debt as of December 31, 2011 was not recorded at fair value, but the Company is required to disclose its fair value. The Company determined the fair value of the equipment financing line debt using a discount cash flow model. The major inputs to the model are expected cash flows, which equal the contractual payments, and borrowing rates available to the Company for similar debt as of the applicable balance sheet dates. We repaid the remaining balance of our equipment financing line debt in the March 2012 and no further funds are available to us under this line. The fair value and the carrying value of the equipment financing line debt as of December 31, 2012 and 2011 were as follows (in thousands):

	December 31, 2012	December 31, 2011
Carrying value — equipment financing line	$—	$152

Fair value — equipment financing line	$—	$138

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 6 — Balance Sheet Components

Property and equipment balances were as follows (in thousands):

	December 31,
	2012	2011
Property and equipment, net:
Laboratory equipment	$17,064	$17,016
Computer equipment and software	3,190	3,105
Office equipment, furniture and fixtures	638	623
Leasehold improvements	3,393	3,358

	24,285	24,102
Less: Accumulated depreciation and amortization	(23,288)	(22,792)

	$997	$1,310

Property and equipment pledged as collateral against outstanding borrowings under the Company’s equipment financing lines totaled zero at December 31, 2012 and $5.2 million, less accumulated depreciation of $5.1 million, at December 31, 2011. Depreciation expense was $0.6 million, $1.3 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Accrued liabilities were as follows (in thousands):

	December 31,
	2012	2011
Accrued liabilities:
Clinical and preclinical costs	$2,170	$1,664
Consulting and professional fees	312	427
Bonus	1,355	—
Vacation pay	696	739
Other payroll related	87	107
Other accrued expenses	257	295

	$4,877	$3,232

Interest receivable on cash equivalents and investments of $187,000 and $206,000 is included in prepaid and other current assets at December 31, 2012 and 2011, respectively.

Note 7 — Related Party Transactions

Research and Development Arrangements

Amgen

On December 29, 2006, the Company entered into a collaboration and option agreement with Amgen (the “Amgen Agreement”) to discover, develop and commercialize novel small-molecule therapeutics that activate cardiac muscle contractility for potential applications in the treatment of heart failure, including omecamtiv

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Revenue from Amgen was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
FTE reimbursements	$4,174	$1,988	$910
Reimbursements of other costs	3	66	577

Total research and development revenues from Amgen	4,177	2,054	1,487

In the period from August 5, 1997 (inception) through December 31, 2012, the Company has recognized as related party research and development revenues from Amgen $14.8 million of reimbursements for FTE, material transfers and other costs, and $50.0 million for the option exercise fee.

Related party accounts receivable from Amgen was as follows (in thousands):

	December 31, 2012	December 31, 2011
Related party accounts receivable — Amgen	$—	$14

Note 8 — Other Research and Development Revenue Arrangements

Grants

In 2010, the National Institute of Neurological Disorders and Strokes (“NINDS”) awarded to the Company a $2.8 million grant to support research and development of tirasemtiv directed to the potential treatment for myasthenia gravis for a period of up to three years. In September 2012, the NINDS awarded to us an additional $0.5 million under a separate grant. Management has determined that the Company is the principal participant in the grant arrangement, and, accordingly, the Company records amounts earned under the arrangement as revenue.

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Total grant revenues were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
NINDS myasthenia gravis	$1,308	$1,680	$356
U.S. Department of the Treasury	—	—	734

Total grant revenue	$1,308	$1,680	$1,090

Other Research and Development Arrangements

As part of an initiative to seek certain more focused collaborations intended to allow us to offset our research costs, the Company entered into agreements with two early-stage biopharmaceutical companies during 2011 and 2012.

In October 2011, the Company entered into a collaboration agreement with Global Blood Therapeutics, Inc. (formerly called Global Blood Targeting, Inc.) (“Global Blood”). Under an agreed research plan, scientists from Global Blood and our FTEs conducted research focused on small molecule therapeutics that target the blood. The Company provided to Global Blood access to certain research facilities, FTEs and other resources at agreed reimbursement rates that approximated our costs. In April 2012, the Company extended this agreement through December 2012. The Company was the primary obligor in the collaboration arrangement, and accordingly, the Company recorded expense reimbursements from Global Blood as research and development revenue.

Research and development revenue from Global Blood was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Expense reimbursements from Global Blood	$1,479	$266	$—

In August 2012, the Company entered into a collaboration agreement with MyoKardia, Inc. Under an agreed research plan, scientists from MyoKardia and our FTEs conduct research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. The Company provided to MyoKardia access to certain research facilities, and continues to provide FTEs and other resources at agreed reimbursement rates that approximate our costs. The Company is the primary obligor in the collaboration arrangement, and accordingly, the Company records expense reimbursements from MyoKardia as research and development revenue.

Research and development revenue from MyoKardia was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Expense reimbursements from MyoKardia	$595	$—	$—

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9 — Debt

Equipment Financing Lines

In April 2006, the Company entered into an equipment financing agreement with GE Capital under which the Company could borrow $4.6 million through a line of credit expiring April 28, 2007. In 2007 and 2006, the Company executed draws on this line of credit totaling approximately $4.1 million at interest rates ranging from 7.24% to 7.68%. As of December 31, 2011, the balance of equipment loans outstanding under this line was $152,000. We repaid the remaining outstanding equipment financing debt in March 2012 and no further funds are available to us under this line.

Interest Expense

Total interest expense incurred by the Company was as follows (in thousands):

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2012
	2012	2011	2010
Interest expense	$3	$35	$176	$5,376

Note 10 — Restructuring

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

The following table summarizes the activity for the restructuring plan (in thousands):

Employee Severance and Related Benefits
Restructuring liability at December 31, 2010	$—
2011 charges	1,192
Cash payments	(998)

Restructuring liability at December 31, 2011	194
2012 reversals	(58)
Cash payments	(136)

Restructuring liability at December 31, 2012	$—

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

Rent expense was as follows (in thousands):

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2012
	2012	2011	2010
Rent expense	$3,375	$2,990	$2,964	$33,666

As of December 31, 2012, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2013	$3,110
2014	3,357
2015	3,470
2016	3,587
2017	3,713
Thereafter	1,906

Total	$19,143

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

Note 12 — Convertible Preferred Stock

As of December 31, 2010 there were 10,000,000 shares of preferred stock authorized and no shares outstanding.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

On April 18, 2011, the Company entered into a securities purchase agreement (the “Deerfield Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”). On April 20, 2011, pursuant to the Deerfield Agreement, the Company issued to Deerfield 8,070 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share for net proceeds of approximately $9.3 million, as well as common stock and warrants that are discussed in Note 13 — Stockholders’ Equity (Deficit).

Each share of Series A Preferred Stock was convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder was prohibited from converting the Series A Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series A Preferred Stock would receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series A Preferred Stock generally had no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock was required to amend the terms of the Series A Preferred Stock. Holders of Series A Preferred Stock were not entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The Series A Preferred Stock ranked senior to the Company’s common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series A Preferred Stock may have ranked senior to, on parity with or junior to any class or series of the Company’s capital stock created in the future depending upon the specific terms of such future stock issuance.

The fair value of the common stock into which the Series A Preferred Stock was convertible exceeded the allocated purchase price of the Series A Preferred Stock by $2.9 million on the date of issuance, resulting in a beneficial conversion feature. The Company recognized the beneficial conversion feature as a one-time, non-cash, deemed dividend to the holders of Series A Preferred Stock on the date of issuance, which is the date the stock first became convertible.

On September 26, 2012, all 8,070 shares of Series A Preferred Stock were converted into 8,070,000 shares of our common stock. The conversion was in accordance with the terms of the agreement with Deerfield under which the Series A Preferred Stock was issued in 2011.

On June 20, 2012, the Company entered into underwriting agreements for two separate, concurrent public offerings of the Company’s securities (the “June 2012 Public Offerings”). On June 25, 2012, pursuant to the underwriting agreements, in aggregate the Company issued to certain investors 23,026 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) for a purchase price of $760.00 per share, for net proceeds of approximately $12.3 million.

Each share of Series B Preferred Stock is convertible into 1,000 shares of common stock at any time at the holder’s option. However, the holder is prohibited from converting the Series B Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Preferred Stock will receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series B Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Preferred Stock is required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company’s board of directors. The Series B Preferred Stock ranks senior to the Company’s common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series B Preferred Stock may rank senior to, on parity with or junior to any class or series of the Company’s capital stock created in the future depending upon the specific terms of such future stock issuance.

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

On January 25, 2013, 2,000 shares of Series B Preferred Stock were converted into 2,000,000 shares of our common stock. The conversion was in accordance with the terms of the original agreement under which the Series B Preferred Stock was issued in 2012.

Note 13 — Stockholders’ Equity (Deficit)

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

On September 26, 2012, all 8,070 shares of Series A Convertible Preferred Stock were converted into 8,070,000 shares of our common stock. The conversion was in accordance with the terms of the original agreement under which the Series A Convertible Preferred Stock was issued in 2011.

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

Sales of the Company’s common stock through MLV are made by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by the Company and MLV. Subject to the terms and conditions of the MLV Agreement, MLV uses commercially reasonable efforts to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company is not obligated to make any sales of common stock under the MLV Agreement. The offering of shares of common stock pursuant to the MLV Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the MLV Agreement or (2) termination of the MLV Agreement. The MLV Agreement may be terminated by MLV or the Company at any time upon ten days notice to the other party, or by MLV at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business. The Company pays MLV a commission rate equal to 3.0% of the gross sales price per share of any common stock sold under the MLV Agreement. The Company has provided MLV with customary indemnification and contribution rights. The Company incurred approximately $0.1 million of issuance costs associated with this offering. As of December 31, 2012, the Company has sold 5,175,549 shares of common stock through MLV for net proceeds of approximately $5.3 million.

On June 25, 2012, pursuant to the June 2012 Public Offerings, in aggregate the Company issued to various investors (i) 55,921,054 shares of common stock for a purchase price of $0.76 per share, (ii) 23,026 shares of the Series B Preferred Stock for a purchase price of $760.00 per share, and (iii) warrants to purchase 47,368,225 shares of the Company’s common stock at an exercise price of $0.88 per share, for aggregate gross proceeds of approximately $60.0 million. After issuance costs of approximately $4.0 million, the net proceeds from the June 2012 Public Offerings were approximately $56.0 million.

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

Warrants

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

On June 25, 2012, pursuant to the June 2012 Public Offerings, the Company issued warrants to purchase 47,368,225 shares of the Company’s common stock at an exercise price of $0.88 per share, for an aggregate gross proceeds of approximately $14.7 million. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Company valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of the Company’s common stock on the issuance date of $0.63. As of December 31 2012, all of the warrants were outstanding and exercisable.

Outstanding warrants as of December 31, 2012 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued 4/20/2011	6,685,000	$1.65	04/20/15
Issued 6/25/2012	47,368,225	$0.88	06/25/17

On February 8, 2013, warrants to purchase 6,000 shares of our common stock at an exercise price of $0.88 per share were exercised in accordance with the June 2012 Public Offerings underwriting agreements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

2004 Plan

In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, stock performance units and stock performance shares to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options and may be granted for terms of up to ten years from the date of grant. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. At the May 2012 Annual Meeting of Stockholders, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 2,500,000. As of December 31, 2012, there were 17,044,970 shares of common stock reserved for issuance under the 2004 Plan.

1997 Plan

In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for terms of up to ten years from the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory stock option shall not be less than 100% and 85% of the estimated fair market value of the shares on the date of grant, respectively, and (ii) with respect to any 10% stockholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. Options granted under the 1997 Plan generally vested over four or five years (generally 25% after one year and monthly thereafter). As of December 31, 2012, the Company had reserved 271,451 shares of common stock for issuance related to options outstanding under the 1997 Plan, and there were no shares available for future grants under the 1997 Plan.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Activity under the two stock option plans was as follows:

	Shares Available for Grant of Option or Award	Stock Options Outstanding	Weighted Average Exercise Price per Share - Stock Options	Weighted Average remaining contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2009	4,098,228	6,984,463	$4.58
Increase in authorized shares	2,300,000	—	—
Options granted	(2,040,737)	2,040,737	2.97
Options exercised	—	(176,433)	1.12
Options forfeited/expired	752,279	(752,291)	3.89
Restricted stock awards forfeited	17,925	—	—

Balance at December 31, 2010	5,127,695	8,096,476	4.32
Increase in authorized shares	3,000,000	—	—
Options granted	(2,552,756)	2,552,756	1.59
Restricted stock units granted	(3,190,500)	—	—
Options exercised	—	(16,000)	1.09
Options forfeited/expired	1,041,568	(1,041,568)	3.77
Restricted stock units forfeited	85,000	—	—

Balance at December 31, 2011	3,511,007	9,591,664	3.66
Increase in authorized shares	2,500,000	—	—
Options granted	(2,418,857)	2,418,857	1.02
Options forfeited/expired	1,266,203	(1,266,203)	2.83
Restricted stock units forfeited	412,250	—	—

Balance at December 31, 2012	5,270,603	10,744,318	$3.15	6.39	$679.23

Exercisable at December 31, 2012		7,713,591	$3.82	5.54	$0.00
Vested and expected to vest as of December 31, 2012		10,744,318	$3.15	6.39	$679.23

Total intrinsic value of options exercised was zero, $8,000 and $0.3 million during the years ended December 31, 2012, 2011 and 2010, respectively. The weighted average grant date fair value of stock options granted was $1.02, $1.04 and $1.97 per share during the years ended December 31, 2012, 2011 and 2010, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2012 and the exercise price of shares. The market value as of December 31, 2012 was $0.66 per share based on market value as of December 31, 2012 as reported by NASDAQ.

Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2010	—	$—
Restricted stock units granted	3,190,500	1.13
Restricted stock units forfeited	(85,000)	1.13

Restricted stock units outstanding at December 31, 2011	3,105,500	1.13
Restricted stock units vested	(1,391,750)	1.13
Restricted stock units forfeited	(412,250)	1.13

Unvested restricted stock units outstanding at December 31, 2012	1,301,500	$1.13

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The total fair value of restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was $1.6 million, zero and zero, respectively. The Company measures compensation expense for restricted stock units at fair value on the grant date and recognizes the expense over the expected vesting period. The fair value for restricted stock units is based on the closing price of the Company’s common stock on the grant date. Unvested restricted stock awards are subject to repurchase at no cost to the Company.

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

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock unit, and employee stock purchases (in thousands):

	Years Ended December 31,
	2012	2011	2010
Research and development	$1,801	$1,331	$1,871
General and administrative	1,982	1,738	2,146

Stock-based compensation included in operating expenses	$3,783	$3,069	$4,017

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Employee Stock Options	ESPP	Employee Stock Options	ESPP	Employee Stock Options	ESPP
Risk-free interest rate	1.1%	0.2%	2.4%	0.3%	2.8%	0.3%
Volatility	71.1%	72.0%	72.0%	72.0%	73.0%	72.0%
Expected term in years	6.13	1.25	6.10	1.25	6.12	1.25
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company uses its own historical exercise activity and extrapolates the life cycle of options outstanding to arrive at its estimated expected term for new option grants. The Company uses its own volatility history based on its stock’s trading history for the period subsequent to the Company’s initial public offering in April 2004. Prior to the second quarter of 2010, because its outstanding options had an expected term of approximately six years, the Company supplemented its own volatility history by using comparable companies’ volatility history for the relevant period preceding the Company’s initial public offering. Starting the second quarter of 2010, the Company solely uses its own volatility history because it now has sufficient history to approximate the expected term of options granted.

The Company measures compensation expense for awards of restricted stock and restricted stock units at fair value on the date of grant and recognizes the expense over the expected vesting period. The fair value for restricted stock and restricted stock unit awards is based on the closing price of the Company’s common stock on the date of grant.

As of December 31, 2012, there was $2.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.26 years. As of December 31, 2012, there was $1.1 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 0.67 years.

Non-employee Stock-Based Compensation

The Company records stock option grants to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest.

There were no stock option grants to non-employees in the years ended December 31, 2012, 2011 or 2010. When terminating, if employees continue to provide service to the Company as consultants and their grants are permitted to continue to vest, the expense associated with the continued vesting of the related stock options is classified as non-employee stock compensation expense after the status change.

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $56,000, $18,000 and $0.1 million in 2012, 2011 and 2010, respectively, and $1.7 million for the period from August 5, 1997 (date of inception) through December 31, 2012.

ESPP

In January 2004, the Board of Directors adopted the ESPP, which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. The Company issued 90,062, 112,931 and 134,327 shares of common stock during 2012, 2011 and 2010, respectively, pursuant to the ESPP at an average price of $0.72, $1.11 and $1.70 per share, in 2012, 2011 and 2010, respectively. At December 31, 2012 the Company had 226,321 shares of common stock reserved for issuance under the ESPP.

Note 14 — Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. The Company did not record an income tax provision in the years ended December 31, 2012 and 2011 because the Company had a net taxable loss in the period.

For financial statement purposes, income before taxes includes the following components (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$(40,370)	$(47,860)	$(49,463)
Foreign	—	—	—

Total	$(40,370)	$(47,860)	$(49,463)

The Company recorded the following income tax provision as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$(176)
State	—	—	—

Total	$—	$—	$(176)

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2012	2011	2010
Deferred tax assets:
Depreciation and amortization	$5,956	$7,579	$9,151
Reserves and accruals	5,101	3,524	3,632
Net operating losses	153,193	141,226	121,603
Tax credits	25,943	16,778	16,249

Total deferred tax assets	190,193	169,107	150,635
Less: Valuation allowance	(190,193)	(169,107)	(150,635)

Net deferred tax assets	$—	$—	$—

Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting the Company’s future results, the Company maintained a full valuation allowance on the net deferred tax assets as of December 31, 2012, 2011 and 2010. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $21.1 million in 2012, $18.5 million in 2011 and $15.6 million in 2010.

As a result of certain realization requirements of accounting guidance for stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2012, 2011 and 2010 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.8 million if and when such benefits are ultimately realized and reduce taxes payable.

The following are the Company’s valuation and qualifying accounts (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2010:
Deferred tax valuation allowance	$135,040	$15,595	—	—	$150,635
Year Ended December 31, 2011:
Deferred tax valuation allowance	150,635	18,472	—	—	169,107
Year Ended December 31, 2012:
Deferred tax valuation allowance	$169,107	$21,086	—	—	$190,193

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2012	2011	2010
Tax at federal statutory tax rate	(34)%	(34)%	(34)%
State income tax, net of federal tax benefit	(6)%	(6)%	(6)%
Tax credits	(19)%	(1)%	(4)%
Deferred tax assets (utilized) not benefited	56%	39%	42%
Stock-based compensation	0%	1%	1%
NOL expiration	2%	—	—
Other	1%	1%	0%

Total	0%	0%	(1)%

The Company had federal NOL carryforwards of approximately $400.2 million and state NOL carryforwards of approximately $296.9 million before federal benefit at December 31, 2012. If not utilized, the federal and state NOL carryforwards will begin to expire in various amounts beginning 2020 and 2013, respectively. The NOL carryforwards include deductions for stock options.

The Company had general business credits of approximately $21.5 million and $13.0 million for federal and California state income tax purposes, respectively, at December 31, 2012. Amounts are comprised of research and development credits and orphan drug credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely. With the filing of its 2011 tax return, the Company adjusted its general business credit to account for qualifying orphan drug credits. For qualifying expenses, the orphan drug credit offers an increased benefit relative to the research and development credit taken in previous years.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. As part of the act, the research and development credit was retroactively extended. Accordingly, the Company did not record a federal research and development credit for 2012. While the applicable research and development credit available for 2012 will be considered in 2013, no financial statement benefit is expected as the Company will record a valuation allowance against the credit generated.

In general, under section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change NOLs and tax credits to offset future taxable income. The Company has performed a Section 382 analysis and does not believe that it has experienced an ownership change since 2006. A portion of the Company’s existing NOLs and tax credits are subject to limitations arising from previous ownership changes. Future changes in the Company’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

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

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company files income tax returns for federal and California state purposes. In 2011, the Company made adjustments to its deferred balances for NOL carryforwards, research and development credits, and charitable contribution carryovers as a result of information obtained from the IRS audit of tax year 2009. As we maintained a full valuation allowance against our deferred tax assets, the adjustments resulted in no additional tax expense in the current period. We also adjusted our unrealized tax benefits accordingly. We recently closed our audit by the IRS for the tax year 2009. There were no additional adjustments; however, in general, the statute of limitations for tax liabilities for these years remains open for the purpose of adjusting the amounts of the losses and credits carried forward from those years.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (“UTBs”) (in thousands):

	Federal and State Tax	Federal Tax Benefit of State Income Tax UTBs	Unrecognized Income Tax Benefits - Net of Federal Benefit of State UTBs
Unrecognized tax benefits balance at December 31, 2010	$5,348	$1,154	$4,194
Reduction for tax positions of prior years	(244)	(53)	(191)
Addition for tax positions related to the current year	387	73	314

Unrecognized tax benefits balance at December 31, 2011	5,491	1,174	4,317
Addition for tax positions of prior years	547	—	547
Reduction for tax positions of prior years	(1,059)	(16)	(1,043)
Addition for tax positions related to the current year	361	—	361

Unrecognized tax benefits balance at December 31, 2012	$5,340	$1,158	$4,182

Included in the balance of unrecognized tax benefits as of December 31, 2012, 2011 and 2010 are $4.2 million, $4.3 million and $4.2 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during 2012, 2011 or 2010. The Company does not expect its unrecognized tax benefit to change materially over the next twelve months.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 15 — Interest and Other, Net

Components of Interest and Other, net were as follows (in thousands):

	Years Ended December 31,			Period from August 5, 1997 (Date of Inception) to December 31, 2012
	2012	2011	2010
Warrant expense	$—	$—	$—	$(1,585)
Interest income and other income	89	143	335	29,100
Interest expense and other expense	(2)	(39)	(163)	(5,975)

Interest and Other, net	$87	$104	$172	$21,540

Warrant expense for the period from inception to December 31, 2012 was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consisted of interest expense on borrowings under the Company’s equipment financing lines and, through June 30, 2010, interest expense on its loan agreement with UBS Bank USA and UBS Financial Services Inc.

Note 16 — Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Total revenues	$1,820	$1,841	$1,714	$2,184
Net loss	(9,928)	(8,943)	(10,044)	(11,455)
Net loss allocable to common stockholders	(9,928)	(10,250)	(10,044)	(11,455)
Net loss per share allocable to common stockholders — basic and diluted	$(0.13)	$(0.13)	$(0.07)	$(0.08)
2011
Total revenues	$763	$1,053	$1,427	$757
Net loss	(11,712)	(13,632)	(10,639)	(11,877)
Net loss allocable to common stockholders	(11,712)	(16,489)	(10,639)	(11,877)
Net loss per share allocable to common stockholders — basic and diluted	$(0.18)	$(0.23)	$(0.15)	$(0.16)

Note 17 — Subsequent Events

On January 25, 2013, 2,000 shares of Series B Preferred Stock were converted into 2,000,000 shares of our common stock. The conversion was in accordance with the terms of the original agreement under which the Series B Preferred Stock was issued in 2012.

On February 8, 2013, warrants to purchase 6,000 shares of our common stock that had been issued in connection with the June 2012 Public Offerings were exercised, in accordance with their terms, at a price of $0.88 per share.

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

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors” and “Executive Officers.”

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding our Section 16 beneficial ownership reporting compliance is incorporated by reference from our definitive Proxy Statement described above, where it appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees of the Company. We publicize the Code of Ethics through posting the policy on our website, www.cytokinetics.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics within four business days following the date of such amendment or waiver.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	7,713,591	$3.82	5,496,924	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	7,713,591	$3.82	5,496,924

(1)	Includes 226,321 shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

      (1) Financial Statements (included in Part II of this report):

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets

•	Statements of Comprehensive Loss

•	Statements of Stockholders’ Equity (Deficit)

•	Statements of Cash Flows

•	Notes to Financial Statements

      (2) Financial Statement Schedules:

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

      (3) Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(17)

3.3	Amended and Restated Bylaws.(2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.(20)

4.1	Specimen Common Stock Certificate.(4)

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(5)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(3)

4.4	Form of Common Stock Warrant Agreement(18)

4.5	Form of Preferred Stock Warrant Agreement(18)

4.6	Form of Warrant (21)

10.1	1997 Stock Option/Stock Issuance Plan.(2)

10.2	2004 Equity Incentive Plan, as amended.(17)

10.3	2004 Employee Stock Purchase Plan.

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

Exhibit Number	Description

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(2)

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(2)

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(2)

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(2)

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(2)

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(2)

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(2)

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

10.15	Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(2)

10.16	Loan Proposal, executed January 18, 2006, by and between the Company and General Electric Capital Corporation.(7)

10.17	Loan Proposal, executed March 16, 2006, by and between the Company and General Electric Capital Corporation.(10)

*10.18	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(11)

10.19	Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(8)

10.20	Form of Indemnification Agreement between the Company and each of its directors and executive officers.(9)

*10.21	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(12)

10.22	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(9)

10.23	Form of Executive Employment Agreement between the Company and its executive officers.(9)

*10.24	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

*10.25	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

10.26	Acceptance of UBS AG Settlement Offer Relating to Auction Rate Securities dated October 27, 2008.(15)

Exhibit Number	Description

*10.27	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

10.28	Credit Line Agreement, effective December 30, 2008, by and among the Company, UBS Bank USA and UBS Financial Services Inc.(15)

*10.29	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

10.30	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.(15)

10.31	Form of Subscription Agreement, dated May 18, 2009, between the Company and the investor signatories thereto.(14)

10.32	Form of Warrant, dated May 18, 2009, between the Company and the investor signatories thereto.(14)

10.33	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(2)

10.34	Amendment No. 1, effective January 1, 2005, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(13)

*10.35	Consent and Amendment No. 2, effective May 18, 2009, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(13)

10.36	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(2)

10.37	Amendment No. 1 to Common Stock Purchase Agreement, dated October 15, 2010, by and between the Company and Kingsbridge Capital Limited.(16)

10.38	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership.(19)

*10.39	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(19)

10.40	Securities Purchase Agreement, dated April 18, 2011, between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.(3)

10.41	At the Market Issuance Sales Agreement, dated June 10, 2011, between the Company and McNicoll, Lewis & Vlak LLC.(6)

*10.42	Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011. (19)

*10.43	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011.(22)

*10.44	Amendment No. 2, dated October 30, 2012 to Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011.

10.45	Compensation Information for the Company’s Named Executive Officers.(23)

10.46	Form of Option Agreement.

10.47	Form of Restricted Stock Unit Award Agreement.

23.1	Consent of Independent registered public accounting firm.

24.1	Power of Attorney (included in the signature page to this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS †	XBRL Instance Document.

101.SCH †	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.

(2)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2011.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(11)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2009.

(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2009.

(15)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2010.

(17)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012.

(18)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.

(19)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011.

(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.

(21)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012.

(22)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 4, 2012.

(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2013.

*

Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, as applicable.

†

Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.

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

Dated: March 15, 2013

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

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013

/s/ SHARON A. BARBARI Sharon A. Barbari	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Executive)	March 15, 2013

/s/ L. PATRICK GAGE, PH.D. L. Patrick Gage, Ph.D.	Chairman of the Board of Directors	March 15, 2013

/s/ SANTO J. COSTA Santo J. Costa	Director	March 15, 2013

/s/ STEPHEN DOW Stephen Dow	Director	March 15, 2013

/s/ DENISE M. GILBERT, PH.D. Denise M. Gilbert, Ph.D.	Director	March 15, 2013

/s/ JOHN T. HENDERSON, M.B. CH.B. John T. Henderson, M.B. Ch.B.	Director	March 15, 2013

/s/ B. LYNNE PARSHALL, ESQ. Lynne Parshall, Esq.	Director	March 15, 2013

/s/ SANDFORD D. SMITH Sandford D. Smith	Director	March 15, 2013

/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director	March 15, 2013

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(17)

3.3	Amended and Restated Bylaws.(2)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(3)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.(20)

4.1	Specimen Common Stock Certificate.(4)

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(5)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(3)

4.4	Form of Common Stock Warrant Agreement(18)

4.5	Form of Preferred Stock Warrant Agreement(18)

4.6	Form of Warrant (21)

10.1	1997 Stock Option/Stock Issuance Plan.(2)

10.2	2004 Equity Incentive Plan, as amended.(17)

10.3	2004 Employee Stock Purchase Plan.

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(2)

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(2)

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(2)

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(2)

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(2)

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(2)

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(2)

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

Exhibit Number	Description

10.15	Sublease Agreement, dated December 29, 1999, by and between the Company and COR Therapeutics, Inc.(2)

10.16	Loan Proposal, executed January 18, 2006, by and between the Company and General Electric Capital Corporation.(7)

10.17	Loan Proposal, executed March 16, 2006, by and between the Company and General Electric Capital Corporation.(10)

*10.18	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(11)

10.19	Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(8)

10.20	Form of Indemnification Agreement between the Company and each of its directors and executive officers.(9)

*10.21	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(12)

10.22	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(9)

10.23	Form of Executive Employment Agreement between the Company and its executive officers.(9)

*10.24	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

*10.25	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

10.26	Acceptance of UBS AG Settlement Offer Relating to Auction Rate Securities dated October 27, 2008.(15)

*10.27	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

10.28	Credit Line Agreement, effective December 30, 2008, by and among the Company, UBS Bank USA and UBS Financial Services Inc.(15)

*10.29	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(15)

10.30	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.(15)

10.31	Form of Subscription Agreement, dated May 18, 2009, between the Company and the investor signatories thereto.(14)

10.32	Form of Warrant, dated May 18, 2009, between the Company and the investor signatories thereto.(14)

10.33	Master Security Agreement, dated February 2, 2001, by and between the Company and General Electric Capital Corporation.(2)

10.34	Amendment No. 1, effective January 1, 2005, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(13)

*10.35	Consent and Amendment No. 2, effective May 18, 2009, to Master Security Agreement by and between the Company and General Electric Capital Corporation.(13)

Exhibit Number	Description

10.36	Cross-Collateral and Cross-Default Agreement by and between the Company and General Electric Capital Corporation.(2)

10.37	Amendment No. 1 to Common Stock Purchase Agreement, dated October 15, 2010, by and between the Company and Kingsbridge Capital Limited.(16)

10.38	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership.(19)

*10.39	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(19)

10.40	Securities Purchase Agreement, dated April 18, 2011, between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.(3)

10.41	At the Market Issuance Sales Agreement, dated June 10, 2011, between the Company and McNicoll, Lewis & Vlak LLC.(6)

*10.42	Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011.(19)

*10.43	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011.(22)

*10.44	Amendment No. 2, dated October 30, 2012, to Consulting Agreement between Cytokinetics, Inc. and David J. Morgans, dated November 1, 2011.

10.45	Compensation Information for the Company’s Named Executive Officers.(23)

10.46	Form of Option Agreement.

10.47	Form of Restricted Stock Unit Award Agreement.

23.1	Consent of Independent registered public accounting firm.

24.1	Power of Attorney (included in the signature page to this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS †	XBRL Instance Document.

101.SCH †	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.

(2)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2011.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008

(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006.

(11)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(13)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2009.

(14)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2009.

(15)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

(16)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 26, 2010.

(17)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012.

(18)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.

(19)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011.

(20)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.

(21)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012.

(22)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 4, 2012.

(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2013.

*

Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act or Rule 24b-2 under the Securities Exchange Act, as applicable.

†

Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, except as expressly set forth by specific reference in such filing.