Form 10-Q
period 2013-03-31
CYTOKINETICS INC
filed 2013-05-08
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Number of shares of common stock, $0.001 par value, outstanding as of April 26, 2013: 148,614,227.

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

		Page
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets as of March 31, 2013 and December 31, 2012	3
	Unaudited Condensed Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, and the period from August 5, 1997 (date of inception) to March 31, 2013	4
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and the period from August 5, 1997 (date of inception) to March 31, 2013	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
SIGNATURES		45
EXHIBIT INDEX		46

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,160	$14,907
Short-term investments	48,438	59,093
Related party accounts receivable	328	4
Prepaid and other current assets	1,739	2,423

Total current assets	63,665	76,427
Property and equipment, net	898	997
Other assets	127	127

Total assets	$64,690	$77,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,086	$2,002
Accrued liabilities	4,690	4,877
Related party payables and accrued liabilities	—	150
Short-term portion of deferred rent	43	76

Total current liabilities	5,819	7,105
Long-term portion of deferred rent	441	361

Total liabilities	6,260	7,466

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares; Issued and outstanding:
Series B convertible preferred stock — 19,026 shares at March 31, 2013 and 23,026 shares at December 31, 2012
Common stock, $0.001 par value:
Authorized: 245,000,000 shares;
Issued and outstanding: 146,463,469 shares at March 31, 2013 and 142,457,469 shares at December 31, 2012	147	143
Additional paid-in capital	519,772	518,804
Accumulated other comprehensive income	10	18
Deficit accumulated during the development stage	(461,499)	(448,880)

Total stockholders’ equity	58,430	70,085

Total liabilities and stockholders’ equity	$64,690	$77,551

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Period from August 5, 1997 (Date of Inception) to March 31, 2013
	March 31, 2013	March 31, 2012
Revenues:
Research and development revenues from related parties	$328	$1,176	$55,656
Research and development, grant and other revenues	493	644	9,865
License revenues from related parties	—	—	112,935

Total revenues	821	1,820	178,456

Operating expenses:
Research and development	9,834	8,745	497,949
General and administrative	3,634	3,056	160,015
Restructuring charges (reversals)	—	(41)	3,586

Total operating expenses	13,468	11,760	661,550

Operating loss	(12,647)	(9,940)	(483,094)
Interest and other, net	28	12	21,569

Loss before income taxes	(12,619)	(9,928)	(461,525)
Income tax benefit	—	—	(26)

Net loss	(12,619)	(9,928)	(461,499)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(4,164)

Net loss allocable to common stockholders	$(12,619)	$(9,928)	$(465,663)

Net loss per share allocable to common stockholders — basic and diluted	$(0.09)	$(0.13)

Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	144,061	76,082

Comprehensive loss	$(12,627)	$(9,933)	$(461,489)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Period from August 5, 1997 (Date of Inception) to March 31, 2013
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(12,619)	$(9,928)	$(461,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	124	178	29,378
Loss on disposal of equipment	—	—	299
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	—	(41)	636
Non-cash interest expense	—	—	504
Non-cash forgiveness of loans to officers	—	—	434
Stock-based compensation	966	943	37,094
Non-cash warrant expense	—	—	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	(324)	(69)	(679)
Prepaid and other assets	684	45	(1,894)
Accounts payable	(800)	(257)	1,238
Accrued and other liabilities	(103)	404	4,901
Related party payables and accrued liabilities	(150)	(12)	—
Deferred revenue	—	—	—

Net cash used in operating activities	(12,222)	(8,737)	(387,718)

Cash flows from investing activities:
Purchases of investments	(7,761)	(10,747)	(1,060,004)
Proceeds from sales and maturities of investments	18,408	15,667	991,635
Proceeds from sales of auction rate securities	—	—	20,025
Purchases of property and equipment	(177)	(13)	(31,338)
Proceeds from sales of property and equipment	—	—	143
Decrease in restricted cash	—	145	—
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	859

Net cash provided by (used in) investing activities	10,470	5,052	(79,826)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	—	—	250,548
Proceeds from draw down of committed equity financing facilities and at-the-market facility, net of commission and issuance costs	—	2,819	58,095
Proceeds from other issuances of common stock and warrants, net	5	—	17,784
Proceeds from issuance of preferred stock, net of issuance costs	—	—	154,819
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	—	12,441
Repayment of loan with UBS	—	—	(12,441)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	—	(152)	(24,170)

Net cash provided by financing activities	5	2,667	480,704

Net increase (decrease) in cash and cash equivalents	(1,747)	(1,018)	13,160
Cash and cash equivalents, beginning of period	14,907	18,833	—

Cash and cash equivalents, end of period	$13,160	$17,815	$13,160

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $461.5 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $12.6 million and net cash used in operations of $12.2 million for the three months ended March 31, 2013. Cash, cash equivalents and investments decreased to $61.6 million at March 31, 2013 from $74.0 million at December 31, 2012. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at March 31, 2013 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Statement Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. This new guidance is effective for the Company beginning January 1, 2013, with early adoption permitted. On January 1, 2013, the Company adopted this new accounting guidance and will disclose reclassifications out of accumulated other comprehensive income and into net income in the footnotes to the financial statements.

Accounting Pronouncements Not Yet Adopted

None

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

	Three Months Ended
	March 31, 2013	March 31, 2012
Net loss allocable to common stockholders	$(12,619)	$(9,928)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share allocable to common stockholders) – basic and diluted	144,061	76,082

Net loss per share allocable to common stockholders — basic and diluted	$(0.09)	$(0.13)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Options to purchase common stock	14,700	11,357
Warrants to purchase common stock	54,047	6,685
Series A convertible preferred stock (as converted to common stock)	—	8,070
Series B convertible preferred stock (as converted to common stock)	19,026	—
Restricted stock units	1,531	3,061
Shares issuable related to the ESPP	166	117

Total shares	89,470	29,290

Note 3. Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Three Months Ended		Period from August 5, 1997 (date of inception) to March 31, 2013
	March 31, 2013	March 31, 2012
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	115	—	115
Purchases of property and equipment through accrued liabilities	37	—	37
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Warrants issued in equity financing	—	—	1,585

Note 4. Related Party Research and Development Arrangements

Amgen Inc. (“Amgen”)

Pursuant to its collaboration and option agreement with Amgen, the Company has recognized research and development revenue from Amgen for reimbursements of its costs of certain full-time employee equivalents (“FTEs”) supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and of other costs related to that research program. These reimbursements were recorded as research and development revenues from related parties. Revenue from Amgen was as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
FTE reimbursements	$328	$1,173
Reimbursements of other costs	—	3

Total research and development revenues from Amgen	328	1,176

Total revenue from Amgen	$328	$1,176

Related party accounts receivable from Amgen were as follows (in thousands):

	March 31, 2013	December 31, 2012
Related party accounts receivable — Amgen	$328	$—

Note 5. Other Research and Development Revenue Arrangements

Grants

In 2010, the National Institute of Neurological Disorders and Stroke (“NINDS”) awarded the Company a $2.8 million grant to support research and development of tirasemtiv directed to the potential treatment of myasthenia gravis for a period of up to three years. In September 2012, the NINDS awarded the Company an additional $0.5 million for this program under a separate grant. Management has determined that the Company is the principal participant in the grant arrangement, and, accordingly, the Company records amounts earned under the arrangement as revenue.

The Company recognized grant revenue under this grant arrangement as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
NINDS myasthenia gravis	$58	$298

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

Research and development revenue from Global Blood was as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Expense reimbursements from Global Blood Therapeutics	$—	$346

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

Research and development revenue from MyoKardia was as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Expense reimbursements from MyoKardia	$435	$—

Note 6. Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and available for sale investments at March 31, 2013 and December 31, 2012 were as follows (in thousands):

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$4,954	$—	$—	$4,954

Short-term investments — U.S. Treasury securities	$48,428	$12	$(2)	$48,438	4/2013-1/2014

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$10,655	$—	$—	$10,655

Short-term investments — U.S. Treasury securities	$59,075	$18	$—	$59,093	1/2013 — 11/2013

As of March 31, 2013 and December 31, 2012, the Company’s U.S. Treasury securities classified as short-term investments had unrealized losses of approximately $2,000 and zero, respectively. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2013 through April 26, 2013, and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended		Period from August 5, 1997 (date of inception) to March 31, 2013
	March 31, 2013	March 31, 2012
Interest income	$28	$14	$28,636

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

Financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 were classified in one of the three categories described above as follows (in thousands):

	March 31, 2013
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$4,954	$—	$—	$4,954
U.S. Treasury securities	48,438	—	—	48,438

Total	$53,392	$—	$—	$53,392

Amounts included in:
Cash and cash equivalents	$4,954	$—	$—	$4,954
Short-term investments	48,438	—	—	48,438

Total	$53,392	$—	$—	$53,392

	December 31, 2012
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$10,655	$—	$—	$10,655
U.S. Treasury securities	59,093	—	—	59,093

Total	$69,748	$—	$—	$69,748

Amounts included in:
Cash and cash equivalents	$10,655	$—	$—	$10,655
Short-term investments	59,093	—	—	59,093

Total	$69,748	$—	$—	$69,748

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of March 31, 2013 and December 31, 2012, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs.

The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 8. Stockholders’ Equity (Deficit)

Accumulated Other Comprehensive Income

In the first quarter of 2013, the Company reclassified insignificant amounts of unrealized gains (losses) on investments out of accumulated other comprehensive income into net loss.

Convertible Preferred Stock

In the first quarter of 2013, 4,000 shares of Series B convertible preferred stock were converted into 4,000,000 shares of our common stock. Subsequent to March 31, 2013, 6,474 shares of Series B convertible preferred stock were converted into 6,474,000 shares of our common stock. The conversions were in accordance with the terms of the original agreement under which the Series B convertible preferred stock was issued in 2012.

Warrants

In February 2013, warrants to purchase 6,000 shares of the Company’s common stock at an exercise price of $0.88 per share were cash exercised in accordance with the June 20, 2012 underwriting agreements the Company entered into in connection with two separate, concurrent offerings for our securities (the “June 2012 Public Offerings”).

In April 2013, the Company issued 2,150,758 shares of common stock related to cashless exercise of warrants in accordance with the June 2012 Public Offerings.

MLV

On June 10, 2011, the Company entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 14,383,670 shares, whichever occurs first, from time to time through MLV as the sales agent. The issuance and sale of shares by the Company under the MLV Agreement, if any, are subject to the continued effectiveness of the Company’s registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869) and the terms and conditions of the MLV Agreement. As of April 26, 2013, the Company had issued a total of 5,175,549 shares through MLV for total net proceeds of approximately $5.3 million.

Stock Option Plans

Stock option activity for the three months ended March 31, 2013 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2012	5,270,603	10,744,318	$3.15
Options granted	(4,095,183)	4,095,183	0.96
Options exercised	—	—	—
Options forfeited	11,455	(11,455)	1.41
Options expired	128,113	(128,113)	2.88
Restricted stock units granted	(250,000)	—	—
Restricted stock units forfeited	20,000	—	—

Balance at March 31, 2013	1,084,988	14,699,933	$2.55

Restricted stock unit activity for the three months ended March 31, 2013 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2012	1,301,500	$1.13
Restricted stock units granted	250,000	1.00
Restricted stock units forfeited	(20,000)	1.13

Unvested restricted stock units outstanding at March 31, 2013	1,531,500	$1.11

Note 9. Interest and Other, Net

Components of Interest and other, net were as follows (in thousands):

	Three Months Ended		Period from August 5, 1997 (date of inception) to March 31, 2013
	March 31, 2013	March 31, 2012
Interest income and other income	$28	$15	$29,129
Interest expense and other expense	—	(3)	(5,975)
Warrant expense	—	—	(1,585)

Interest and other, net	$28	$12	$21,569

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consisted of interest expense on borrowings under the Company’s former equipment financing lines.

Warrant expense for the period from inception to March 31, 2013 was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.

Note 10. Income Taxes

The Company follows the accounting guidance established by the FASB which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in the Company’s judgment, is greater than 50% likely to be realized.

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

In general, under section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and tax credits to offset future taxable income. The Company has performed a Section 382 analysis and does not believe that it has experienced an ownership change since 2006. A portion of the Company’s existing NOLs and tax credits are subject to limitations arising from previous ownership changes. Future changes in the Company’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

Note 11. Subsequent Events

In April 2013, the Company issued 2,150,758 shares of common stock related to cashless exercise of warrants in accordance with the June 2012 Public Offerings underwriting agreements.

Subsequent to March 31, 2013, 6,474 shares of Series B convertible preferred stock were converted into 6,474,000 shares of our common stock. The conversions were in accordance with the terms of the original agreement under which the Series B convertible preferred stock was issued in 2012.

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

•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partner, Amgen Inc., including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated dates of results becoming available or being announced from clinical trials;

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

•	our ability to enter into partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our receipt of funds and access to other resources under our current or future strategic alliances or sponsored research arrangements;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;

•	difficulties or delays, or slower than anticipated patient enrollment, in our or Amgen’s clinical trials;

•	difficulties or delays in the manufacture and supply of clinical trial materials;

•	failure by our contract research organizations, contract manufacturing organizations and other vendors to properly fulfill their obligations;

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;

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

Our drug candidates currently in clinical development are tirasemtiv, CK-2127107 and omecamtiv mecarbil. Tirasemtiv and CK-2127107 are fast skeletal muscle troponin activators, and are being evaluated for the potential treatment of diseases or medical conditions associated with skeletal muscle weakness or wasting. Omecamtiv mecarbil is a cardiac muscle myosin activator, and is being evaluated for the potential treatment of heart failure.

Skeletal Muscle Contractility

Tirasemtiv is the lead drug candidate from this program, and is in Phase IIb clinical development. We are also developing another drug candidate from this program, CK-2127107, which is in a first-time-in-humans, Phase I clinical trial. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

Each of tirasemtiv and CK-2127107 has demonstrated encouraging pharmacological activity in preclinical models. In our Phase I clinical trials of tirasemtiv in healthy volunteers, tirasemtiv appeared well-tolerated and no serious adverse events were reported. We have conducted three “evidence of effect” Phase IIa clinical trials of tirasemtiv: one in patients with ALS, one in patients with myasthenia gravis and one in patients with claudication associated with peripheral artery disease. Evidence of potentially clinically relevant pharmacodynamic effects was observed in each of these trials. We are now conducting BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS), a Phase IIb clinical trial of tirasemtiv in patients with ALS. We anticipate that we will need to conduct at least one confirmatory Phase III clinical trial of tirasemtiv in patients with ALS to gain marketing approval.

Tirasemtiv. In October 2012, we initiated BENEFIT-ALS, a multi-national, double-blind, randomized, placebo-controlled trial originally planned to enroll approximately 400 patients. All patients begin treatment with open-label tirasemiv at 125 mg twice daily. Patients who complete a week of open-label tirasemtiv at this starting dose are randomized 1-to-1 to receive 12 weeks of double-blind treatment with tirasemtiv or placebo. Clinical assessments take place monthly during double-blinded treatment. Randomized patients also participate in follow-up evaluations at both 7 and 28 days after their final dose of double-blind study drug.

To date, Cytokinetics has enrolled over 200 patients in BENEFIT-ALS. A recent review of the double-blind, aggregate data from the trial indicated that the actual standard deviation about the primary endpoint (i.e., the change from baseline in the ALS Functional Rating Scale in its revised form) is slightly higher than the estimate used to calculate the sample size for the trial. Consequently, in order to preserve the intended statistical power for the trial, the company is amending the protocol to allow approximately 500 patients to be enrolled. We plan to conduct BENEFIT-ALS at over 70 sites across the United States, Canada and several European countries. We anticipate completing enrollment in BENEFIT-ALS by mid-year 2013, and reporting data from this trial by the end of 2013.

In March 2013, we announced the presentation of data from CY 4023, a Phase IIa evidence of effect clinical trial of tirasemtiv in patients with generalized myasthenia gravis, at the American Academy of Neurology Annual Meeting. CY 4023 was a double-blind, randomized, three-period crossover, placebo-controlled, pharmacokinetic and pharmacodynamic trial evaluating single doses of tirasemtiv. Tirasemtiv treatment was associated with statistically significant, dose-related increases in skeletal muscle endurance in the patients studied, as determined by the Quantitative MG score.

The CY 4023 clinical trial and preclinical research related to tirasemtiv in myasthenia gravis were funded by a grant from the National Institute of Neurological Disorders and Stroke (“NINDS”). In 2010, the NINDS awarded us a grant of $2.8 million under the American Recovery and Reinvestment Act of 2009, which was intended to support three years of research and development of tirasemtiv for the potential treatment of myasthenia gravis. In September 2012, the NINDS awarded to us an additional $0.5 million for this program under a separate grant. We recognized revenue under this grant in the first quarter of 2013 and 2012 of $0.1 million and $0.3 million, respectively, which we recorded as research and development, grant and other revenues.

CK-2127107 . In April 2013, we announced the initiation of a first-time-in-humans Phase I clinical trial of CK-2127107 in healthy male volunteers, known as CY 5011. CY 5011 is a double-blind, randomized, placebo-controlled study designed to assess the safety, tolerability, and pharmacokinetics of single ascending oral doses of CK-2127107 administered in a three-period crossover design.

Ongoing Research in Skeletal Muscle Activators. Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of skeletal muscle function and disease with fast skeletal muscle troponin activators to explore the potential clinical applications of this novel mechanism. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms intended to activate the skeletal sarcomere.

We recorded research and development expenses for our skeletal muscle contractility program of approximately $7.2 million and $5.9 million in the first quarter of 2013 and 2012, respectively. We anticipate that our expenditures on research and development in our skeletal muscle contractility program will increase significantly if and as we advance tirasemtiv, CK-2127107 or other compounds from this program into and through development.

Cardiac Muscle Contractility

Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure. The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration.

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

Omecamtiv Mecarbil. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting. Amgen is currently conducting three clinical trials of omecamtiv mecarbil in collaboration with Cytokinetics.

In March 2013, we announced that enrollment was completed in ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure). ATOMIC-AHF is an international, randomized, double-blind, placebo-controlled, Phase IIb clinical trial of intravenous omecamtiv mecarbil in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure. This clinical trial enrolled over 600 patients in three sequential, ascending-dose cohorts. In each cohort, patients were randomized to receive omecamtiv mecarbil or placebo. The primary efficacy objective of this trial is to evaluate the effect of 48 hours of intravenous omecamtiv mecarbil compared to placebo on dyspnea (shortness of breath). The secondary objectives are to assess the safety and tolerability of three dose levels of intravenous omecamtiv mecarbil compared with placebo and to evaluate the effects of 48 hours of treatment with intravenous omecamtiv mecarbil on additional measures of dyspnea, patients’ global assessments, change in N-terminal pro brain-type natriuretic peptide (a biomarker associated with the severity of heart failure) and short-term clinical outcomes in these patients. In addition, the trial will evaluate the relationship between omecamtiv mecarbil plasma concentrations and echocardiographic parameters in patients with acute heart failure. We anticipate results from ATOMIC-AHF in mid-year 2013.

In March 2013, we announced the initiation of dosing of patients in COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure). COSMIC-HF is a Phase II, double-blind, randomized, placebo-controlled, multicenter, dose escalation study designed to evaluate several modified-release oral formulations of omecamtiv mecarbil in patients with heart failure and left ventricular systolic dysfunction. The primary objectives of this trial are to select an oral modified release formulation and doses of omecamtiv mecarbil for chronic twice-daily dosing in patients with heart failure and left ventricular systolic dysfunction and to characterize its pharmacokinetics after 12 weeks of treatment. The secondary objective is to evaluate the safety and tolerability of oral omecamtiv mecarbil. In addition, we will have an opportunity to evaluate the potential for sustained pharmacodynamic effects and their relationship to the pharmacokinetics of this drug candidate. We expect that over 400 patients will be enrolled in this clinical trial.

During the first quarter of 2013, dosing was completed in Part A of a Phase I open-label, single-dose clinical trial designed to evaluate the pharmacokinetics, safety and tolerability of omecamtiv mecarbil administered orally in patients with various degrees of renal insufficiency and in patients undergoing hemodialysis.

Ongoing Research in Cardiac Muscle Contractility. In the first quarter of 2013, we and Amgen agreed to additional research activities intended to be conducted through 2014 under a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds. Under our collaboration agreement, Amgen will reimburse us for certain agreed research activities we perform.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We recorded research and development expenses for our cardiac muscle contractility program of approximately $0.6 million and $1.1 million in the first quarter of 2013 and 2012, respectively. We recognized research and development revenue from Amgen of $0.3 million and $1.2 million in the first quarter of 2013 and 2012, respectively, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses.

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

Other Research and Preclinical Programs

We are leveraging our current understandings of muscle biology to investigate new ways to modulate muscle function beyond contractility (such as metabolism, growth and energetics) for other potential therapeutic applications. For example, we are conducting research with compounds that may affect muscle growth and that may have applications for serious diseases and medical conditions such as cachexia. Cachexia is a condition that can be associated with cancer, heart failure, chronic obstructive pulmonary disease or other conditions. This syndrome is characterized by the loss of muscle mass and may lead to weakness and disability. We are performing research on compounds that may increase muscle mass and which may impact patient functionality or potentially alter the course of diseases associated with muscle wasting. Similarly, we are performing research on compounds that may affect muscle metabolism and that may have application in conditions such as diabetes or obesity as well as other conditions of metabolic dysfunction.

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

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility;

•	the possibility that results from non-clinical studies may adversely impact the timing or further development of our drug candidates; and

•	possible delays in the characterization, formulation and manufacture of drug candidates and other compounds.

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

Restructuring

In October 2011, we announced a restructuring plan to realign our workforce and operations in line with our continued commitment to focus primarily on the development of our key later-stage development programs for tirasemtiv and omecamtiv mecarbil and on our follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation cardiac sarcomere activator compounds. As a result, we reduced our workforce by 18 employees, or approximately 18%, to 83 employees. We provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. We incurred restructuring charges of $1.2 million in the fourth quarter of 2011, primarily personnel-related termination costs. We completed all restructuring activities and recognized all anticipated restructuring charges by December 31, 2012.

Results of Operations

Revenues

We recorded total revenues of $0.8 million and $1.8 million for the first quarter of 2013 and 2012, respectively.

Research and development revenues from related parties for the first quarter of 2013 and 2012 consisted of research and development revenues from our strategic collaboration with Amgen. Research and development revenues from Amgen were $0.3 million and $1.2 million for the first quarter of 2013 and 2012, respectively, and in both periods consisted of reimbursements of FTE expenses and other research and development expenses. The research activities under our collaboration with Amgen are anticipated to continue through December 2014.

Research and development, grant and other revenues were $0.5 million and $0.6 million for the first quarter of 2013 and 2012, respectively. Research and development, grant and other revenues in the first quarter of 2013 included grant revenue from the NINDS of $0.1 million and research and development revenues from MyoKardia, Inc. of $0.4 million. Research and development, grant and other revenues in the first quarter of 2012 included grant revenue from the NINDS of $0.3 million and research and development revenue from Global Blood Therapeutics, Inc. of $0.3 million.

We anticipate that revenue for the full year 2013 will be in the range of $1 million to $3 million.

Research and Development Expenses

Research and development expenses were $9.8 million and $8.7 million in the first quarter of 2013 and 2012, respectively. The $1.1 million increase in research and development expenses in the first quarter of 2013, compared to the same period in 2012, was primarily due to increases of $1.9 million in outsourced clinical costs and $0.1 million in personnel expenses, partially offset by a decrease of $0.9 million in outsourced pre-clinical costs.

From a program perspective, the $1.1 million increase in spending in the first quarter of 2013, compared to the same period in 2012, was due to increased spending of $1.3 million for our skeletal muscle contractility program and $1.0 million for our other research and preclinical programs, partially offset by decreases of $0.5 million for our cardiac muscle contractility program and $0.7 million for our smooth muscle contractility program.

Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended
	March 31, 2013	March 31, 2012
Cardiac muscle contractility	$0.6	$1.1
Skeletal muscle contractility	7.2	5.9
Smooth muscle contractility	0.1	0.8
All other research programs	1.9	0.9

Total research and development expenses	$9.8	$8.7

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

We expect our research and development expenditures to continue to increase in 2013 compared to 2012. We expect to continue development of our drug candidates tirasemtiv and CK-2127107 for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We anticipate that research and development expenses in 2013 will increase compared to 2012 and will be in the range of $43 million to $47 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.8 million are included in our estimate of 2013 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $3.6 million and $3.1 million in the first quarter of 2013 and 2012, respectively. The increase in the first quarter of 2013, compared to the same period in 2012, was primarily due to an increase of $0.3 million in personnel expenses, $0.1 million in legal costs and $0.1 million in financial services costs.

We expect that general and administrative expenses in 2013 will increase compared to 2012. We anticipate that general and administrative expenses will be in the range of $14 million to $15 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.0 million are included in our estimate of 2013 general and administrative expenses.

Interest and Other, Net

Interest income and other income increased in the first quarter of 2013 compared to the same period in 2012, due to higher average effective interest rates and higher average invested balances.

Interest expense and other expense decreased in the first quarter of 2013 compared to the same period in 2012, due to lower interest expense on our equipment financing debt. We repaid the remaining outstanding equipment financing debt in the first quarter of 2012.

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

In general, under Internal Revenue Code Section 382 (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and tax credits to offset future taxable income. We have performed a Section 382 analysis and do not believe that we have experienced an ownership change since 2006. A portion of our existing NOLs and tax credits are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

Critical Accounting Policies

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There has been no material change to our critical accounting policies since then.

Recent Accounting Pronouncements

See Note 1, “Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through March 31, 2013, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

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

The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable for five years until June 25, 2017. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then issued and outstanding. We valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of our common stock on the issuance date of $0.63. In February 2013, warrants to purchase 6,000 shares of our common stock at an exercise price of $0.88 per share were exercised in accordance with the June 2012 Public Offerings underwriting agreements. As of March 31, 2013, warrants to purchase 47,362,225 shares of our common stock were outstanding and exercisable. In April 2013, we issued 2,150,758 shares of common stock related to cashless exercise of warrants.

In the first quarter of 2013, 4,000 shares of Series B convertible preferred stock were converted into 4,000,000 shares of our common stock. Subsequent to March 31, 2013, 6,474 shares of Series B convertible preferred stock were converted into 6,474,000 shares of our common stock. The conversions were in accordance with the terms of the original agreement under which the Series B Preferred Stock was issued in 2012.

MLV

On June 10, 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 14,383,670 shares, whichever occurs first, from time to time through MLV as the sales agent. Our issuance and sale of shares under the MLV Agreement, if any, are subject to the continued effectiveness of our registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869), and the terms and conditions of the MLV Agreement. As of April 26, 2013, we had issued a total of 5,175,549 shares through MLV for total net proceeds of approximately $5.3 million.

Sources and Uses of Cash

Our cash, cash equivalents and investments, totaled $61.6 million at March 31, 2013, down from $74.0 million at December 31, 2012. The decrease of $12.4 million was primarily due to the use of cash to fund operations.

Net cash used in operating activities was $12.2 million in the first quarter of 2013 and primarily resulted from the net loss of $12.6 million. Net cash used in operating activities was $8.7 million in the first quarter of 2012 and primarily resulted from the net loss of $9.9 million.

Net cash provided by investing activities was $10.5 million in the first quarter of 2013 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $10.6 million. Net cash provided by investing activities was $5.1 million in the first quarter of 2012 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $4.9 million.

Net cash provided by financing activities was $5,000 in the first quarter of 2013 and primarily consisted of net proceeds from the exercise of warrants. Net cash provided by financing activities was $2.7 million in the first quarter of 2012 and primarily consisted of net proceeds of $2.8 million from our sale of 2,596,341 shares of common stock through MLV.

Shelf Registration Statement. In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011 (the “December 2011 Shelf”). The December 2011 Shelf allowed us to issue securities from time to time for an aggregate offering price of up to $100.0 million. In June 2012, we filed a supplemental shelf registration statement with the SEC, which was declared effective in June 2012 (the “Supplemental Shelf”). The Supplemental Shelf allows us to issue additional securities from time to time for an aggregate offering price of up to $20.0 million, and for a total aggregate offering price under the December 2011 Shelf and the Supplemental Shelf of up to $120.0 million. As of April 26, 2013, $18.3 million remains available to us under these shelf registration statements. The specific terms of offerings, if any, under these shelf registration statements will be established at the time of such offerings.

As of March 31, 2013, future minimum payments under our lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating leases (1)	$3,189	$6,883	$7,364	$953	$18,389

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue clinical development of our fast skeletal muscle troponin activators tirasemtiv and CK-2127107 for the potential treatment of diseases and conditions related to skeletal muscle weakness or wasting. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection.

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

We have incurred an accumulated deficit of $461.5 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to development stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

Based on the current status of our development plans, we believe that our existing cash and cash equivalents, investments and interest earned on investments will be sufficient to meet our projected operating requirements for at least the next 12 months. If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or of other research and development programs. Alternatively, we might raise funds through strategic relationships, public or private financings or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all, or in accordance with our planned timelines. Furthermore, financing obtained through future strategic relationships may require us to forego certain commercialization and other rights to our drug candidates. Similarly, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

If we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities. For example, if we cannot raise the funds necessary to enable the conduct of the one or more Phase III clinical trials for tirasemtiv for the potential treatment of ALS that we anticipate will be required for marketing approval, our ability to complete the development of tirasemtiv will be delayed or suspended. In October 2011, we announced a restructuring plan to focus resources primarily on the later-stage development programs for tirasemtiv and omecamtiv mecarbil and certain other research and development programs also directed to muscle biology. As a result, we reduced our workforce by approximately eighteen percent, and discontinued our research and development activities outside these areas of focus. If we delay or discontinue research and development activities, our stock price may be negatively affected.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical development are omecamtiv mecarbil for the potential treatment of heart failure, and tirasemtiv and CK-2127107 for the potential treatment of diseases associated with aging, muscle wasting and neuromuscular dysfunction. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

In addition, while the clinical trials of our drug candidates are designed based on the available relevant information, such information may not accurately predict what actually occurs during the course of the trial itself, which may have consequences for the conduct of an ongoing clinical trial or for the eventual results of that trial. For example, the number of patients planned to be enrolled in a placebo-controlled clinical trial is determined in part by estimates relating to expected treatment effect and variability about the primary endpoint. These estimates are based upon earlier nonclinical and clinical studies of the drug candidate itself and clinical trials of other drugs thought to have similar effects in a similar patient population. If information gained during the conduct of the trial shows these estimates to be inaccurate, we may elect to adjust the enrollment accordingly, which may cause delays in completing the trial, additional expense or a statistical penalty to apply to the evaluation of the trial results.

Furthermore, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety or efficacy parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. Clinical trials of our drug candidates are designed based on guidance or advice from regulatory agencies, which is subject to change during the development of the drug candidate at any time. Such a change in a regulatory agency’s guidance or advice may cause that agency to deem results from trials to be insufficient to support approval of the drug candidate and require further clinical trials of that drug candidate to be conducted. In addition, individual patient responses to the dose administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety or efficacy parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects observed in preclinical studies for some compounds in a particular research and development program may also occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient itself or from impurities or degradants that are present in the active pharmaceutical ingredient or could form over time in the formulated drug candidate or the active pharmaceutical ingredient. These toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to our drug candidates or potential drug candidates or cause us or our partners to modify, suspend or terminate clinical trials with respect to any drug candidate at any time during the development program. Further, the administration of two or more drugs contemporaneously can lead to interactions between them, and our drug candidates may interact with other drugs that trial subjects are taking. For example, in a Phase I drug-drug interaction study of tirasemtiv administered orally to healthy volunteers, co-administration of tirasemtiv and riluzole (an approved treatment for ALS) approximately doubled the average maximum riluzole plasma level, although it also appeared to reduce the variability of the riluzole plasma levels of the study subjects. The FDA, other regulatory authorities, our partners or we may modify, suspend or terminate clinical trials with our drug candidates at any time. If these or other adverse effects are severe or frequent enough to outweigh the potential efficacy of a drug candidate, the FDA or other regulatory authorities could deny approval of that drug candidate for any or all targeted indications. Even if one or more of our drug candidates were approved for sale as drugs, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or stop, the further marketing of those drugs. Indications of potential adverse effects or toxicities which do not seem significant during the course of clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug is used in large populations or for extended periods of time.

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

If we fail to enter into and maintain successful strategic alliances for our drug candidates or research and development programs, we will have to reduce, delay or discontinue our advancement of those drug candidates and programs or expand our research and development capabilities and increase our expenditures.

Drug development is complicated and expensive. We currently have limited financial and operational resources to carry out drug development. Our strategy for developing, manufacturing and commercializing our drug candidates currently requires us to enter into and successfully maintain strategic alliances with pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. Accordingly, the success of our development activities depends in large part on our current and future strategic partners’ performance, over which we have little or no control.

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

To the extent we elect to fund the development of a drug candidate, such as omecamtiv mecarbil, tirasemtiv or CK-2127107, or the commercialization of a drug at our expense, we will need substantial additional funding.

The discovery, development and commercialization of new drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate, such as omecamtiv mecarbil, tirasemtiv or CK-2127107, or the commercialization of a drug, we will need to raise additional capital to:

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if any of our skeletal muscle sarcomere activators (such as tirasemtiv and CK-2127107) are approved by the FDA for the treatment of ALS, they may then compete with other potential new therapies for ALS that are currently being developed by companies such as Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. With respect to diseases and conditions relating to muscle weakness and wasting beyond ALS for which our products may be approved, other potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia. Acceleron Pharma, Inc. and Shire plc are collaboratively conducting clinical development with ramatercept (ACE-031), a myostatin inhibitor, and related compounds to evaluate their ability to treat diseases involving the loss of muscle mass, strength and function.

If omecamtiv mecarbil is approved for marketing by the FDA for heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; RLX030 (sererelaxin) and LCZ-696, which are being developed by Novartis; cenderitide (CD-NP), which is being developed by Nile Therapeutics, Inc., TRV-027, which is being developed by Trevena; aladorian, which is being developed by Armgo Pharma,

Inc; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; and glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

As of April 26, 2013, our executive officers, directors and their affiliates beneficially owned or controlled approximately 7.5% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are seeking stockholder approval for a series of alternative amendments to our Certificate of Incorporation to effect, at the discretion of our board of directors, a reverse stock split of our common stock. This reverse stock split, as proposed, would have the effect of increasing the number of authorized but unissued shares available for future issuance.

The reverse stock split, by itself, is not expected to affect our market capitalization, although there can be no assurance that, if the reverse stock split is implemented, the market price per share of our common stock after the reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. There also is no assurance that any initial increase in the market price of our common stock resulting from the reverse stock split could be sustained or that the trading price of our common stock would not decline below the NASDAQ required minimum bid price in the future.

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

As of the date of this report, there were 12,552 shares of our Series B convertible preferred stock outstanding, which are convertible, without payment of additional consideration, into 12,552,000 shares of our common stock. As of April 26, 2013, there were 46,152,491 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $0.99 per share, and 14,710,923 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $2.55 per share. The conversion of the outstanding shares of our Series B convertible preferred stock into, or exercise of outstanding options or warrants for, common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(4)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.(5)

4.1	Specimen Common Stock Certificate.(6)

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(7)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(4)

4.4	Form of Common Stock Warrant Agreement(8)

4.5	Form of Preferred Stock Warrant Agreement(8)

4.6	Form of Warrant (9)

10.45	Compensation Information for the Company’s Named Executive Officers. (10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.
(8)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012.
(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2013.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2013	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(4)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.(5)

4.1	Specimen Common Stock Certificate.(6)

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(7)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(4)

4.4	Form of Common Stock Warrant Agreement(8)

4.5	Form of Preferred Stock Warrant Agreement(8)

4.6	Form of Warrant (9)

10.45	Compensation Information for the Company’s Named Executive Officers. (10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.
(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.
(8)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012.
(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2013.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.