Form 10-Q
period 2013-06-30
CYTOKINETICS INC
filed 2013-08-07
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Number of shares of common stock, $0.001 par value, outstanding as of July 26, 2013: 29,352,458.

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

		Page
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets as of June 30, 2013 and December 31, 2012	3
	Unaudited Condensed Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, and the period from August 5, 1997 (date of inception) to June 30, 2013	4
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and the period from August 5, 1997 (date of inception) to June 30, 2013	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION		27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
SIGNATURES		47
EXHIBIT INDEX		48

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,057	$14,907
Short-term investments	58,596	59,093
License fee receivable	16,000	—
Related party accounts receivable	—	4
Prepaid and other current assets	1,967	2,423

Total current assets	93,620	76,427
Property and equipment, net	809	997
Other assets	126	127

Total assets	$94,555	$77,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,801	$2,002
Accrued liabilities	6,706	4,877
Deferred revenue, current	25,529	—
Related party payables and accrued liabilities	—	150
Short-term portion of deferred rent	10	76

Total current liabilities	34,046	7,105
Deferred revenue, non-current	8,000	—
Long-term portion of deferred rent	520	361

Total liabilities	42,566	7,466

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares;
Issued and outstanding: Series B convertible preferred stock — 4,000 shares at June 30, 2013 and 23,026 shares at December 31, 2012
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 28,685,215 shares at June 30, 2013 and 23,742,911 shares at December 31, 2012	29	24
Additional paid-in capital	528,501	518,923
Accumulated other comprehensive income	(1)	18
Deficit accumulated during the development stage	(476,540)	(448,880)

Total stockholders’ equity	51,989	70,085

Total liabilities and stockholders’ equity	$94,555	$77,551

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended		Period from August 5, 1997 (Date of Inception) to June 30, 2013
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Research and development revenues from related parties	$563	$1,095	$891	$2,271	$56,219
Research and development, grant and other revenues	446	746	939	1,390	10,311
License revenues from related parties	—	—	—	—	112,935

Total revenues	1,009	1,841	1,830	3,661	179,465

Operating expenses:
Research and development	12,347	8,242	22,181	16,987	510,296
General and administrative	3,730	2,568	7,364	5,624	163,745
Restructuring charges (reversals)	—	(13)	—	(54)	3,586

Total operating expenses	16,077	10,797	29,545	22,557	677,627

Operating loss	(15,068)	(8,956)	(27,715)	(18,896)	(498,162)
Interest and other, net	27	13	55	26	21,596

Loss before income taxes	(15,041)	(8,943)	(27,660)	(18,870)	(476,566)
Income tax benefit	—	—	—	—	(26)

Net loss	(15,041)	(8,943)	(27,660)	(18,870)	(476,540)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(1,307)	—	(1,307)	(4,164)

Net loss allocable to common stockholders	$(15,041)	$(10,250)	$(27,660)	$(20,177)	$(480,704)

Net loss per share allocable to common stockholders — basic and diluted	$(0.58)	$(0.76)	$(1.11)	$(1.54)

Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	25,773	13,538	24,896	13,109

Comprehensive loss	$(15,051)	$(8,942)	$(27,678)	$(18,874)	$(476,540)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended		Period from August 5, 1997 (Date of Inception) to June 30, 2013
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(27,660)	$(18,870)	$(476,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	244	322	29,498
Loss on disposal of equipment	(3)	(2)	296
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	—	(54)	636
Non-cash interest expense	—	—	504
Non-cash forgiveness of loans to officers	—	—	434
Stock-based compensation	2,096	1,812	38,224
Non-cash warrant expense	—	—	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
License fee receivable	(16,000)	—	(16,000)
Related party accounts receivable	4	11	(351)
Prepaid and other assets	456	(379)	(2,122)
Accounts payable	(72)	(137)	1,966
Accrued and other liabilities	1,958	(127)	6,962
Related party payables and accrued liabilities	(150)	(12)	—
Deferred revenue	33,529	—	33,529

Net cash used in operating activities	(5,598)	(17,436)	(381,094)

Cash flows from investing activities:
Purchases of investments	(39,069)	(26,888)	(1,091,312)
Proceeds from sales and maturities of investments	39,547	30,253	1,012,774
Proceeds from sales of auction rate securities	—	—	20,025
Purchases of property and equipment	(221)	(20)	(31,382)
Proceeds from sales of property and equipment	3	2	146
Decrease in restricted cash	—	196	—
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	859

Net cash provided by (used in) investing activities	260	3,543	(90,036)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	7,483	43,687	258,031
Proceeds from draw down of committed equity financing facilities and at-the-market facility, net of commission and issuance costs	—	2,819	58,095
Proceeds from other issuances of common stock and warrants, net	5	39	17,784
Proceeds from issuance of preferred stock, net of issuance costs	—	12,321	154,819
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	—	12,441
Repayment of loan with UBS	—	—	(12,441)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	—	(152)	(24,170)

Net cash provided by financing activities	7,488	58,714	488,187

Net increase in cash and cash equivalents	2,150	44,821	17,057
Cash and cash equivalents, beginning of period	14,907	18,833	—

Cash and cash equivalents, end of period	$17,057	$63,654	$17,057

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $476.5 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $27.7 million and net cash used in operations of $5.6 million for the six months ended June 30, 2013. Cash, cash equivalents and investments increased to $75.7 million at June 30, 2013 from $74.0 million at December 31, 2012 due principally to cash receipts from licensing transactions. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at June 30, 2013 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013, and have not changed as of June 30, 2013, except as noted below.

Reverse Stock Split

On June 24, 2013, the Company effected a one-for-six reverse stock split of its common stock through an amendment to its amended and restated certificate of incorporation (the “COI Amendment”). As of the effective time of the reverse stock split, every six shares of the Company’s issued and outstanding common stock were converted into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the reverse stock split, as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split effected a reduction in the number of shares of common stock issuable upon the conversion of shares of preferred stock or upon the exercise of stock options or warrants outstanding immediately prior to the effectiveness of the reverse stock split. No fractional shares were issued as a result of the reverse stock split. Stockholders who would otherwise have been entitled to receive a fractional share received cash payments in lieu thereof. In addition, the COI Amendment reduced the number of authorized shares of common stock to 81.5 million.

As the par value per share of the Company’s common stock remained unchanged at $0.001 per share, a total of $139,000 was reclassified from common stock to additional paid-in capital. All references to shares of common stock and per share data for all periods presented in the accompanying condensed financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

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

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net loss	$(15,041)	$(8,943)	$(27,660)	$(18,870)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(1,307)	—	(1,307)
Net loss allocable to common stockholders	$(15,041)	$(10,250)	$(27,660)	$(20,177)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share allocable to common stockholders) — basic and diluted	25,773	13,538	24,896	13,109

Net loss per share allocable to common stockholders — basic and diluted	$(0.58)	$(0.76)	$(1.11)	$(1.54)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three and Six Months Ended
	June 30, 2013	June 30, 2012
Options to purchase common stock	2,495	1,881
Warrants to purchase common stock	7,692	9,009
Series A convertible preferred stock (as converted to common stock)	—	1,345
Series B convertible preferred stock (as converted to common stock)	667	3,838
Restricted stock units	254	474
Shares issuable related to the ESPP	12	8

Total shares	11,120	16,555

Note 3. Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Six Months Ended		Period from August 5, 1997 (date of inception) to June 30, 2013
	June 30, 2013	June 30, 2012
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	129	—	129
Purchases of property and equipment through accrued liabilities	37	—	37
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	—	—	133,172
Warrants issued in equity financing	—	—	1,585

Note 4. Related Party Research and Development Arrangements

Amgen Inc. (“Amgen”)

In 2006, the Company entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure (the “Amgen Agreement”). The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In 2009, Amgen exercised its option.

In June 2013, the Company and Amgen amended the Amgen Agreement to expand Amgen’s exclusive license to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the Amgen Agreement Amendment, the Company received a non-refundable upfront license fee of $15 million. As of June 30, 2013, the Company determined that all conditions necessary for revenue recognition under Accounting Standards Codification (“ASC”) 605-10 had not been met and accordingly, will defer the revenue attributable to the Amgen Agreement Amendment until the criteria of ASC 605-10 have been satisfied.

In conjunction with the Amgen Agreement Amendment, the Company also entered into a common stock purchase agreement with Amgen, which provided for the sale of 1,404,100 shares of the Company’s common stock at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. Under the terms of this agreement, Amgen has agreed to certain trading and other restrictions with respect to the Company’s common stock. The Company determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and will be allocated between the license and services based on their relative selling prices using best estimate of selling price. Allocated consideration will be recognized as revenue as revenue criteria is satisfied, or as services are performed over approximately 12 months.

At June 30, 2013, the Company had $17.5 million of deferred revenue under the Amgen Amendment Agreement.

Under the Amgen Agreement Amendment, the Company plans to conduct a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse the Company for the costs of this study. In addition, the Company is eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50 million, and royalties on net sales of omecamtiv mecarbil in Japan. Such royalty rates will range from the high single digits to the low teens. The Company has determined that the additional milestones are not substantive, as they are primarily the result of Amgen’s performance and therefore revenue will be recognized as the Company completes any performance obligations, or if all performance obligations have been delivered at the point the milestone is reached, the revenue from the milestone would be recognized at that time.

Pursuant to the Amgen Agreement, the Company has recognized research and development revenue from Amgen for reimbursements of its costs of certain full-time employee equivalents (“FTEs”) supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and of other costs related to that research program. These reimbursements were recorded as research and development revenues from related parties. Revenue from Amgen was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
FTE reimbursements	$563	$1,095	$891	$2,268
Reimbursements of other costs	—	—	—	3

Total research and development revenues from Amgen	563	1,095	891	2,271

Total revenue from Amgen	$563	$1,095	$891	$2,271

At December 31, 2012 and June 30, 2013, there were no related party receivables under the Amgen Agreement.

Note 5. Other Research and Development Revenue Arrangements

Grants

In 2010, the National Institute of Neurological Disorders and Stroke (“NINDS”) awarded the Company a $2.8 million grant to support research and development of tirasemtiv, a fast skeletal troponin activator currently in Phase II clinical trials, directed to the potential treatment of myasthenia gravis for a period of up to three years. In September 2012, the NINDS awarded the Company an additional $0.5 million for this program under a separate grant. Management determined that the Company was the principal participant in the grant arrangement, and, accordingly, the Company recorded amounts earned under the arrangement as revenue. The project period for both of these grants ended June 30, 2013.

The Company recognized grant revenue under this grant arrangement as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
NINDS myasthenia gravis	$11	$334	$69	$632

Other Research and Development Arrangements

As part of an initiative to seek certain more focused collaborations intended to offset certain research costs, the Company entered into agreements with two early-stage biopharmaceutical companies during 2011 and 2012.

In October 2011, the Company entered into a collaboration agreement with Global Blood Therapeutics, Inc. (formerly called Global Blood Targeting, Inc.) (“Global Blood”). Under an agreed research plan, scientists from Global Blood and our FTEs conducted research focused on small molecule therapeutics that target the blood. The Company provided Global Blood access to certain research facilities, FTEs and other resources at agreed reimbursement rates that approximated our costs. In April 2012, the Company extended this agreement through December 2012. The Company was the primary obligor in the collaboration arrangement, and accordingly, the Company recorded expense reimbursements from Global Blood as research and development revenue.

Research and development revenue from Global Blood was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Expense reimbursements from Global Blood Therapeutics	$—	$412	$—	$758

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

Research and development revenue from MyoKardia was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Expense reimbursements from MyoKardia	$410	$—	$845	$—

In June 2013, the Company entered into a collaboration and license agreement (the “Astellas Agreement”) with Astellas Pharma Inc. (“Astellas”). The primary objective of the collaboration to be conducted under the Astellas Agreement is to advance novel therapies for diseases and medical conditions associated with muscle weakness.

Under the Astellas Agreement, the Company granted Astellas an exclusive license to co-develop and jointly commercialize CK-2127107, a fast skeletal troponin activator, for potential application in non-neuromuscular indications worldwide. CK-2127107, which is currently in Phase I clinical development, will be developed jointly by the Company and Astellas. The Company will be primarily responsible for the conduct of Phase I clinical trials and certain Phase II readiness activities for CK-2127107 and Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

The parties will jointly conduct research to identify next-generation skeletal muscle activators to be nominated as potential drug candidates, at Astellas’ expense. Astellas has the exclusive rights to develop and commercialize fast skeletal troponin activators from this research program in non-neuromuscular indications and to develop and commercialize other novel mechanism skeletal muscle activators from this research program in all indications, subject to certain co-development and co-promotion rights of the Company under the Astellas Agreement. Astellas will be responsible for the costs associated with the development of all collaboration products, including CK-2127107.

The Company retains an option to conduct early-stage development for certain agreed upon indications at its initial expense, subject to reimbursement if development continues under the collaboration. The Company also retains an option to co-promote collaboration products in the United States and Canada. Astellas will reimburse the Company for certain expenses associated with its co-promotion activities.

In July 2013, the Company received an upfront payment of $16 million in connection with the execution of the Astellas Agreement, and is eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. Based on the achievement of pre-specified criteria, the Company may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. The Company may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Astellas Agreement. In the event Astellas commercializes any collaboration products, the Company will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to the foregoing development, commercial launch and sales milestones, the Company may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

The Company retains the exclusive right to develop and commercialize tirasemtiv for the potential treatment of amyotrophic lateral sclerosis and other neuromuscular disorders independently from the Astellas Agreement.

As of June 30, 2013, the Company deferred revenue related to the Astellas Agreement in accordance with ASC 605-25. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis. Upfront, non-refundable, licensing payments are assessed to determine whether or not the licensee is able to obtain stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue recognition for the license fee being recognized in conjunction with the other deliverables that constitute the combined unit of accounting.

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. As of June 30, 2013, the Company deferred the $16 million upfront license fee and will recognize revenue ratably over the estimated performance period of the research term of two years.

The Company recognizes milestone payments utilizing the milestone method of revenue recognition. The Company believes the milestones related to research and early development are substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved with the Company’s past and current performance and the achievement of the milestone will result in additional payment to the Company. The Company believes that the milestones related to later development and commercialization are not substantive as they are primarily the result of the collaborative partner’s performance and therefore will be recognized as the Company completes its performance obligations under the agreement, if any. To date, the Company has not recognized any milestone revenue.

At June 30, 2013, the Company had $16 million of deferred revenue under the Astellas Agreement.

Note 6. Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and available for sale investments at June 30, 2013 and December 31, 2012 were as follows (in thousands):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$15,410	$—	$—	$15,410

Short-term investments — U.S. Treasury securities	$58,596	$7	$(7)	$58,596	7/2013-6/2014

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$10,655	$—	$—	$10,655

Short-term investments — U.S. Treasury securities	$59,075	$18	$—	$59,093	1/2013-11/2013

As of June 30, 2013 and December 31, 2012, the Company’s U.S. Treasury securities classified as short-term investments had unrealized losses of approximately $7,000 and zero, respectively. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2013 through July 26, 2013, and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended		Six Months Ended		Period from August 5, 1997(date
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	of inception) to June 30,2013
Interest income	$23	$8	$51	$22	$28,660

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

Financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 were classified in one of the three categories described above as follows (in thousands):

	June 30, 2013
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$15,410	$—	$—	$15,410
U.S. Treasury securities	58,596	—	—	58,596

Total	$74,006	$—	$—	$74,006

Amounts included in:
Cash and cash equivalents	$15,410	$—	$—	$15,410
Short-term investments	58,596	—	—	58,596

Total	$74,006	$—	$—	$74,006

	December 31, 2012
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$10,655	$—	$—	$10,655
U.S. Treasury securities	59,093	—	—	59,093

Total	$69,748	$—	$—	$69,748

Amounts included in:
Cash and cash equivalents	$10,655	$—	$—	$10,655
Short-term investments	59,093	—	—	59,093

Total	$69,748	$—	$—	$69,748

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of June 30, 2013 and December 31, 2012, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs.

The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 8. Stockholders’ Equity (Deficit)

Accumulated Other Comprehensive Income

In the first six months of 2013, the Company reclassified insignificant amounts of unrealized gains (losses) on investments out of accumulated other comprehensive income into net loss.

Common stock

In conjunction with the Amgen Amendment Agreement (see Note 4), in June 2013, Amgen purchased 1,404,100 shares of the Company’s common stock at a price per share of $7.12. The Company determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and will be recognized as revenue as services are performed over approximately 12 months.

Convertible Preferred Stock

Each share of Series B convertible preferred stock is convertible into common stock at any time at the holder’s option. As a result of the one-for-six reverse stock split effected in June 2013, the conversion ratio for Series B convertible preferred stock changed from 1,000 shares of common stock per share of Series B convertible preferred stock to 166.67 shares of common stock per share of Series B convertible preferred stock.

In the first quarter of 2013, 4,000 shares of Series B convertible preferred stock were converted into 666,667 shares of common stock. In the second quarter of 2013, 15,026 shares of Series B convertible preferred stock were converted into 2,504,334 shares of common stock. On July 2, 2013, 4,000 shares of Series B convertible preferred stock, which represented all remaining shares of Series B convertible preferred stock, were converted into 666,667 shares of common stock. The conversions were in accordance with the terms of the original agreement under which the Series B convertible preferred stock was issued in 2012.

Warrants

In February 2013, warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $5.28 per share were cash exercised in accordance with the June 20, 2012 underwriting agreements the Company entered into in connection with two separate, concurrent offerings for our securities (the “June 2012 Public Offerings”).

In the second quarter of 2013, the Company issued 358,460 shares of common stock related to cashless exercise of warrants in accordance with the June 2012 Public Offerings.

MLV

On June 10, 2011, the Company entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 2,397,279 shares, whichever occurs first, from time to time through MLV as the sales agent. The issuance and sale of shares by the Company under the MLV Agreement, if any, are subject to the continued effectiveness of the Company’s registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869) and the terms and conditions of the MLV Agreement. As of December 31, 2012, the Company had issued a total of 862,592 shares through MLV for total net proceeds of approximately $5.3 million. As of July 26, 2013, there have been no further issuances of shares through MLV.

Stock Option Plans

Stock option activity for the six months ended June 30, 2013 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2012	878,711	1,790,527	$18.96
Options granted	(762,129)	762,129	5.91
Options exercised	—	(704)	9.24
Options forfeited	19,382	(19,382)	4.88
Options expired	37,459	(37,459)	14.17
Restricted stock units granted	(41,661)	—	—
Restricted stock units forfeited	4,999	—	—

Balance at June 30, 2013	136,761	2,495,111	$15.16

Restricted stock unit activity for the six months ended June 30, 2013 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2012	216,913	$6.78
Restricted stock units granted	41,661	6.00
Restricted stock units forfeited	(4,999)	6.78

Unvested restricted stock units outstanding at June 30, 2013	253,575	$6.65

Note 9. Interest and Other, Net

Components of Interest and other, net were as follows (in thousands):

	Three Months Ended		Six Months Ended		Period from August 5, 1997 (date of inception) to June 30, 2013
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest income and other income	$23	$13	$52	$28	$29,152
Interest expense and other expense	4	—	3	(2)	(5,971)
Warrant expense	—	—	—	—	(1,585)

Interest and other, net	$27	$13	$55	$26	$21,596

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments. Interest expense and other expense primarily consisted of interest expense on borrowings under the Company’s former equipment financing lines.

Warrant expense for the period from inception to June 30, 2013 was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.

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

•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, Amgen Inc. (“Amgen”) and Astellas Pharma Inc. (“Astellas”), including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated dates of results becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	the ability of our amendment to the protocol of our BENEFIT-ALS clinical trial to maintain the originally intended statistical power of the trial;

•	our plans to seek one or more strategic partners to develop and commercialize tirasemtiv;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•

our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances and sponsored research arrangements, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the cytoskeleton and the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations;

•	the expected recognition of revenue under our collaboration agreements;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	our monitoring for a potential ownership shift under Internal Revenue Code Section 382;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

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

•

Astellas’ decisions with respect to the timing, design and conduct of research and development activities for CK-2127107, including decisions to postpone or discontinue research or development activities relating to CK-2127107;

•	our ability to enter into partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our receipt of funds and access to other resources under our current or future strategic alliances or sponsored research arrangements;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;

•	difficulties or delays, or slower than anticipated patient enrollment, in our or partners’ clinical trials;

•	difficulties or delays in the manufacture and supply of clinical trial materials;

•	failure by our contract research organizations, contract manufacturing organizations and other vendors to properly fulfill their obligations or otherwise perform as expected;

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;

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

Our drug candidates currently in clinical development are our skeletal muscle activators, tirasemtiv and CK-2127107, and our cardiac muscle activator, omecamtiv mecarbil. Tirasemtiv is being evaluated for the potential treatment of ALS and other neuromuscular disorders. CK-2127107 is being evaluated for the potential treatment of non-neuromuscular indications associated with skeletal muscle weakness. Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure.

Skeletal Muscle Contractility

Tirasemtiv is the lead drug candidate from this program, and is in Phase II clinical development. We are also developing another drug candidate from this program, CK-2127107, which is in a first-time-in-humans, Phase I clinical trial. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. We are evaluating potential indications for which tirasemtiv and CK-2127107 may be useful.

Each of tirasemtiv and CK-2127107 has demonstrated encouraging pharmacological activity in preclinical models. In our Phase I clinical trials of tirasemtiv in healthy volunteers, tirasemtiv appeared well-tolerated and no serious adverse events were reported. We have conducted three “evidence of effect” Phase IIa clinical trials of tirasemtiv: one in patients with ALS, one in patients with myasthenia gravis and one in patients with claudication associated with peripheral artery disease. Evidence of potentially clinically relevant pharmacodynamic effects was observed in each of these trials for their respective indications. In two further Phase II clinical trials of tirasemtiv in patients with ALS, encouraging trends toward functional improvements were observed in patients receiving tirasemtiv versus those receiving placebo. We are now conducting BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS), a Phase IIb clinical trial of tirasemtiv in patients with ALS. We anticipate that we will need to conduct at least one confirmatory Phase III clinical trial of tirasemtiv in patients with ALS to gain marketing approval.

Tirasemtiv

ALS

In October 2012, we initiated BENEFIT-ALS, a multi-national, double-blind, randomized, placebo-controlled trial originally planned to enroll at least 400 patients and subsequently increased to enroll up to 500 patients. All patients begin treatment with open-label tirasemtiv at 125 mg twice daily. Patients who complete a week of open-label tirasemtiv at this starting dose are randomized 1-to-1 to receive 12 weeks of double-blind treatment with tirasemtiv or placebo. Clinical assessments take place monthly during double-blinded treatment. Randomized patients also participate in follow-up evaluations at both 7 and 28 days after their final dose of double-blind study drug. We are conducting BENEFIT-ALS at over 70 sites across the United States, Canada and several European countries. To date, we have enrolled over 500 patients in BENEFIT-ALS.

In July 2013, we were informed by our data management vendor that a programming error in the electronic data capture system controlling study drug assignment caused 58 patients initially randomized to and treated with tirasemtiv to receive placebo instead at a certain study visit and for the remainder of the study. No patients randomized to placebo were dispensed incorrect treatment. Cytokinetics and all clinical trial site personnel remain blinded to the specific patients affected by the error. Following detection of the error, we took steps to ensure that no further incorrect study drug assignments occurred and to correct the programming error in the electronic data capture system controlling study drug assignment. In addition, we convened an ad hoc meeting of the study’s Data Safety Monitoring Board (DSMB) to assess whether the error in dispensing study drug had impacted the safety of the 58 affected patients. After review of the relevant safety data from BENEFIT-ALS, the DSMB reported no concerns regarding patient safety.

Following interactions with regulatory authorities, we amended the protocol for BENEFIT-ALS to enable increased enrollment to approximately 680 patients and to update the statistical methods section, in both cases with the objective to maintain the originally intended statistical power of the trial. Enrollment is expected to continue as the new protocol amendment becomes effective at participating investigative centers. We now expect to complete patient enrollment in BENEFIT-ALS during the second half of 2013, with results expected to be available in early 2014. These changes to BENEFIT-ALS are expected to increase the direct clinical trial costs by approximately $5 million in 2013 and 2014.

Myasthenia Gravis

In 2010, the National Institute of Neurological Disorders and Stroke (“NINDS”) awarded us a grant of $2.8 million under the American Recovery and Reinvestment Act of 2009, which was intended to support three years of research and development of tirasemtiv for the potential treatment of myasthenia gravis. In September 2012, the NINDS awarded us an additional $0.5 million for this program under a separate grant. We recognized revenue under this grant in the first six months of 2013 and 2012 of $0.1 million and $0.6 million, respectively, which we recorded as research and development grant and other revenues.

CK-2127107

In April 2013, we announced the initiation of a first-time-in-humans Phase I clinical trial of CK-2127107 in healthy male volunteers, known as CY 5011. CY 5011 is a double-blind, randomized, placebo-controlled study designed to assess the safety, tolerability, and pharmacokinetics of single ascending oral doses of CK-2127107 administered in a three-period crossover design.

In June 2013 we entered into a collaboration and license agreement with Astellas (the “Astellas Agreement”). Under the Astellas Agreement, we granted Astellas an exclusive license to co-develop and jointly commercialize CK-2127107 for potential application in non-neuromuscular indications associated with skeletal muscle weakness worldwide. CK-2127107 will be developed jointly by Cytokinetics and Astellas. Cytokinetics will be primarily responsible for the conduct of Phase I clinical trials, including CY 5011, and certain Phase II readiness activities for CK-2127107. Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

The parties will jointly conduct research to identify next-generation skeletal muscle activators to be nominated as potential drug candidates, at Astellas’ expense. Astellas has the exclusive rights to develop and commercialize fast skeletal troponin activators from this research program in non-neuromuscular indications and to develop and commercialize other novel mechanism skeletal muscle activators from this research program in all indications, subject to certain Cytokinetics’ co-development and co-promotion rights. Astellas will be responsible for the costs associated with the development of all collaboration products, including CK-2127107.

Under the Astellas Agreement, we retain an option to conduct early-stage development for certain agreed indications at our initial expense, subject to reimbursement if development continues under the collaboration. We also retain an option to co-promote collaboration products in the United States and Canada. Astellas will reimburse us for certain expenses associated with our co-promotion activities.

In July 2013, we received an upfront payment of $16 million in connection with the execution of the Agreement, and we are eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. Based on the achievement of pre-specified criteria, we may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. We may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Agreement. If Astellas commercializes any collaboration products, we will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to these development, commercial launch and sales milestones, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

The clinical trials programs for each of tirasemtiv and CK-2127107 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Tirasemtiv and CK-2127107 are each at too early a stage of development for us to predict if or when this may occur. Our expenditures will increase if and as we move tirasemtiv into later development. Our expenditures will also increase if Astellas terminates development of CK-2127107 or related compounds and we elect to develop them independently, or if we conduct early-stage development for certain agreed indications at our initial expense, subject to reimbursement if development continues under the collaboration.

We recorded research and development expenses for our skeletal muscle contractility program of approximately $17.0 million and $11.4 million in the first six months of 2013 and 2012, respectively. We anticipate that our expenditures on research and development in our skeletal muscle contractility program will increase significantly as we may continue the clinical development of tirasemtiv, CK-2127107 or other compounds from the skeletal muscle contractility program.

Cardiac Muscle Contractility

Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure (the “Amgen Agreement”). The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration.

In May 2009, Amgen exercised its option. As a result, Amgen became responsible for the development and commercialization of omecamtiv mecarbil and related compounds at its expense worldwide (excluding Japan), subject to our development and commercialization participation rights. Amgen will reimburse us for agreed research and development activities we perform under the collaboration. We are eligible for potential pre-commercialization and commercialization milestone payments of up to $600 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding Phase III development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense. In July 2013, Amgen announced that it had granted an option to commercialize omecamtiv mecarbil in Europe to Servier.

In June 2013, Cytokinetics and Amgen announced an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). (See Note 4 to unaudited condensed financial statements.) Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. Under the Amgen Agreement Amendment, we plan to conduct a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50 million, and royalties on sales of omecamtiv mecarbil in Japan.

In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of our common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. Pursuant to this agreement, Amgen has agreed to certain trading and other restrictions with respect to our common stock. We determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and will be recognized as revenue as services are performed over approximately 12 months.

Omecamtiv Mecarbil. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure, both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting. Amgen is currently conducting clinical trials of omecamtiv mecarbil in collaboration with Cytokinetics.

In March 2013, we announced that enrollment was completed in ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure). ATOMIC-AHF is an international, randomized, double-blind, placebo-controlled, Phase IIb clinical trial of intravenous omecamtiv mecarbil in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure. This clinical trial enrolled over 600 patients in three sequential, ascending-dose cohorts. In each cohort, patients were randomized to receive omecamtiv mecarbil or placebo. The primary efficacy objective of this trial was to evaluate the effect of 48 hours of intravenous omecamtiv mecarbil compared to placebo on dyspnea (shortness of breath). The secondary objectives were to assess the safety and tolerability of three dose levels of intravenous omecamtiv mecarbil compared with placebo and to evaluate the effects of 48 hours of treatment with intravenous omecamtiv mecarbil on additional measures of dyspnea, patients’ global assessments, change in N-terminal pro brain-type natriuretic peptide (a biomarker associated with the severity of heart failure) and short-term clinical outcomes in these patients. In addition, the trial evaluated the relationship between plasma concentrations of omecamtiv mecarbil and echocardiographic parameters in patients with acute heart failure. The results from ATOMIC-AHF are planned to be presented at the European Society of Cardiology Congress and the Heart Failure Society of America conference, both in September 2013.

In March 2013, we announced the initiation of dosing of patients in COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure). COSMIC-HF is a Phase II, double-blind, randomized, placebo-controlled, multicenter, dose escalation study designed to evaluate several modified-release oral formulations of omecamtiv mecarbil in patients with heart failure and left ventricular systolic dysfunction. The primary objectives of this trial are to select an oral modified release formulation and doses of omecamtiv mecarbil for chronic twice-daily dosing in patients with heart failure and left ventricular systolic dysfunction and to characterize its pharmacokinetics after 12 weeks of treatment. The secondary objective is to evaluate the safety and tolerability of oral omecamtiv mecarbil. In addition, we will have an opportunity to evaluate the potential for sustained pharmacodynamic effects and their relationship to the pharmacokinetics of this drug candidate. We expect that over 400 patients will be enrolled in this clinical trial. In July 2013, we announced the opening of enrollment for the second cohort of the dose-escalation phase in COSMIC-HF. We expect that Amgen will initiate the expansion phase of this trial by the end of 2013.

During the quarter, Cytokinetics and Amgen reviewed results from a recently completed Phase I, open-label, single-dose clinical trial designed to compare the pharmacokinetics of omecamtiv mecarbil in patients undergoing hemodialysis versus healthy volunteers. No clinically meaningful differences were observed in this study in the pharmacokinetics of omecamtiv mecarbil administered to patients undergoing hemodialysis versus healthy volunteers.

Ongoing Research in Cardiac Muscle Contractility. In the first quarter of 2013, we and Amgen agreed to additional research activities intended to be conducted through 2014 under a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds. Under the Amgen Agreement, Amgen will reimburse us for certain agreed research activities we perform.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We recorded research and development expenses for our cardiac muscle contractility program of approximately $1.5 million and $2.2 million in the first six months of 2013 and 2012, respectively. We recognized research and development revenue from Amgen of $0.9 million and $2.3 million in the first six months of 2013 and 2012, respectively, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses.

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

Development Risks

The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:

•	decisions made by Amgen with respect to the development of omecamtiv mecarbil and by Astellas with respect to the development of CK-2127107;

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

•

failure by our clinical trial sites, clinical research organizations, clinical manufacturing organizations and other third parties supporting our clinical trials to fulfill their obligations or otherwise perform as expected.

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

Restructuring

In October 2011, we announced a restructuring plan to realign our workforce and operations in line with our continued commitment to focus primarily on the development of our key later-stage development programs for tirasemtiv and omecamtiv mecarbil and on our follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation cardiac sarcomere activator compounds. As a result, we reduced our workforce by 18 employees, or approximately 18%, to 83 employees. We provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. We incurred restructuring charges of $1.2 million in the fourth quarter of 2011, primarily personnel-related termination costs. We completed all restructuring activities and recognized all anticipated restructuring charges by December 31, 2012. All payments relating to the restructuring were made prior to December 31, 2012; therefore there was no liability for restructuring at December 31, 2012, or at June 30, 2013.

Results of Operations

Revenues

We recorded total revenues of $1.0 million and $1.8 million for the second quarter of 2013 and 2012, respectively, and $1.8 and $3.7 million for the first six months of 2013 and 2012, respectively.

Research and development revenues from related parties for the second quarter and first six months of 2013 and 2012 consisted of research and development revenues from our strategic alliance with Amgen. Research and development revenues from Amgen were $0.6 million and $1.1 million for the second quarter of 2013 and 2012, respectively, and in both periods consisted of reimbursements of FTE expenses and other research and development expenses. Research and development revenues from Amgen were $0.9 million and $2.3 million for the first six months of 2013 and 2012, respectively, and in both periods consisted of reimbursements of FTE expenses and other research and development expenses. The research activities under our collaboration with Amgen are anticipated to continue through December 2014.

Research and development, grant and other revenues were $0.4 million and $0.7 million for the second quarter of 2013 and 2012, respectively. Research and development, grant and other revenues in the second quarter of 2013 included grant revenue of $36,000 and research and development revenues from MyoKardia, Inc. of $0.4 million. Research and development, grant and other revenues in the second quarter of 2012 included grant revenue from the NINDS of $0.3 million and research and development revenue from Global Blood Therapeutics, Inc. of $0.4 million.

Research and development, grant and other revenues were $0.9 million and $1.4 million for the first six months of 2013 and 2012, respectively. Research and development, grant and other revenues in the first six months of 2013 and 2012 included grant revenue from the NINDS of $69,000 and $0.6 million, respectively, and research and development revenue from Global Blood Therapeutics, Inc. of none and $0.8 million, respectively.

We anticipate that revenue for the full year 2013 will be in the range of $30 million to $32 million.

Research and Development Expenses

Research and development expenses were $12.3 million and $8.2 million in the second quarter of 2013 and 2012, respectively. The $4.1 million increase in research and development expenses in the second quarter of 2013, compared to the same period in 2012, was primarily due to increases of $4.6 million in outsourced clinical costs, $0.3 million in facilities costs, and $0.2 million in personnel related costs, partially offset by a decrease of $1.0 million in outsourced pre-clinical costs.

Research and development expenses were $22.2 million and $17.0 million in the first six months of 2013 and 2012, respectively. The $5.2 million increase in research and development expenses in the first six months of 2013, compared to the same period in 2012, was primarily due to increases of $6.5 million in outsourced clinical costs and $0.5 million in facilities costs, partially offset by a decrease of $1.9 million in outsourced pre-clinical costs.

From a program perspective, the $5.2 million increase in spending in the first six months of 2013, compared to the same period in 2012, was due to increased spending of $5.6 million for our skeletal muscle contractility program and $1.6 million for our other research and preclinical programs, partially offset by decreases of $0.7 million for our cardiac muscle contractility program and $1.3 million for our smooth muscle contractility program.

Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cardiac muscle contractility	$0.9	$1.0	$1.5	$2.2
Skeletal muscle contractility	9.8	5.5	17.0	11.4
Smooth muscle contractility	0.1	0.7	0.2	1.5
All other research programs	1.5	1.0	3.5	1.9

Total research and development expenses	$12.3	$8.2	$22.2	$17.0

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

We expect our research and development expenditures to continue to increase in 2013 compared to 2012. We expect to continue development of tirasemtiv for the potential treatment of ALS and other neuromuscular disorders. As part of our strategic alliance with Astellas, we expect to continue the development of CK-2127107 for the potential treatment of non-neuromuscular indications associated with skeletal muscle weakness. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We anticipate that research and development expenses in 2013 will increase compared to 2012 and will be in the range of $56 million to $59 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $3.0 million are included in our estimate of 2013 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $3.7 million and $2.6 million in the second quarter of 2013 and 2012, respectively. The increase in the second quarter of 2013, compared to the same period in 2012, was primarily due to increases of $0.8 million in personnel expenses, $0.4 million in legal costs and $0.2 million in outsourced costs, partially offset by a $0.3 million decrease in facilities costs.

General and administrative expenses were $7.4 million and $5.6 million in the first six months of 2013 and 2012, respectively. The increase in the first six months of 2013, compared to the same period in 2012, was primarily due to increases of $1.2 million in personnel expenses, $0.5 million in legal costs and $0.3 million in outsourced costs, partially offset by a decrease of $0.5 million in facilities costs.

We expect that general and administrative expenses in 2013 will increase compared to 2012. We anticipate that general and administrative expenses will be in the range of $17.0 million to $18.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.6 million are included in our estimate of 2013 general and administrative expenses.

Interest and Other, Net

Interest income and other income increased in the second quarter and first six months of 2013 compared to the same periods in 2012, due to higher average effective interest rates and higher average invested balances.

Interest and other expense was insignificant in the second quarter and first six months of both 2013 and 2012.

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

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through June 30, 2013, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

In June 2013, we and Amgen announced the Amgen Agreement Amendment, which expanded our collaboration to include Japan (see Note 4 to unaudited condensed financial statements). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement with Amgen pursuant to which we sold 1,404,100 shares common stock to Amgen at a price per share of $7.12. The aggregate purchase price of $10.0 million was received in June 2013. We determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and will be recognized as revenue as services are performed over approximately 12 months.

In June 2013, we entered into the Astellas Agreement. (See Note 5 to unaudited condensed financial statements). In July 2013, we received an upfront payment of $16 million in connection with the execution of the Astellas Agreement. We are eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. Based on the achievement of pre-specified criteria, we may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. We may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Astellas Agreement. If Astellas commercializes any collaboration products, we will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to the foregoing development, commercial launch and sales milestones, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

June 2012 Public Offerings

On June 20, 2012, we entered into underwriting agreements for two separate, concurrent offerings of our securities (the “June 2012 Public Offerings”). On June 25, 2012, pursuant to the underwriting agreements, in aggregate we issued to various investors (i) 9,320,176 shares of common stock for a purchase price of $4.56 per share, (ii) 23,026 shares of Series B convertible preferred stock (the “Series B Preferred Stock”) for a purchase price of $760.00 per share, and (iii) warrants to purchase 7,894,704 shares of our common stock at an exercise price of $5.28 per share, for aggregate gross proceeds of approximately $60.0 million. After issuance costs of approximately $4.0 million, the net proceeds from the June 2012 Public Offerings were approximately $56.0 million.

The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable for five years until June 25, 2017. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then issued and outstanding. We valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of our common stock on the issuance date of $3.78. In February 2013, warrants to purchase 1,000 shares of our common stock at an exercise price of $5.28 per share were exercised in accordance with the June 2012 Public Offerings underwriting agreements. In April 2013, we issued 358,460 shares of common stock related to cashless exercise of warrants. As of June 30, 2013, warrants to purchase 6,577,928 shares of our common stock were outstanding and exercisable.

In the first quarter of 2013, 4,000 shares of Series B convertible preferred stock were converted into 666,667 shares of our common stock. In the second quarter of 2013, 15,026 shares of Series B convertible preferred stock were converted into 2,504,333 shares of our common stock. In July, 2013, 4,000 shares of Series B convertible preferred stock, which represented all remaining shares of Series B convertible preferred stock, were converted into 666,667 shares of our common stock. The conversions were in accordance with the terms of the original agreement under which the Series B Preferred Stock was issued in 2012.

MLV

On June 10, 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 2,397,278 shares, whichever occurs first, from time to time through MLV as the sales agent. Our issuance and sale of shares under the MLV Agreement, if any, are subject to the continued effectiveness of our registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869), and the terms and conditions of the MLV Agreement. As of December 31, 2012, we had issued a total of 862,592 shares through MLV for total net proceeds of approximately $5.3 million. As of July 26, 2013, there have been no further issuances of shares through MLV.

Sources and Uses of Cash

Our cash and cash equivalents, totaled $17.1 million at June 30, 2013, up from $14.9 million at December 31, 2012. The increase of $2.2 million was primarily due to the cash receipts from a licensing transaction partially offset by the use of cash to fund operations.

Net cash used in operating activities was $5.6 million in the first six months of 2013 and primarily resulted from the net loss of $27.7 million offset by cash received from licensing transactions. Net cash used in operating activities was $17.4 million in the first six months of 2012 and primarily resulted from the net loss of $18.9 million.

Net cash provided by investing activities was $0.3 million in the first six months of 2013 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $0.5 million. Net cash provided by investing activities was $3.5 million in the first six months of 2012 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $3.4 million.

Net cash provided by financing activities was $7.5 million in the first six months of 2013 and primarily consisted of the purchase of stock by Amgen (See Note 4 to unaudited condensed financial statements). Net cash provided by financing activities was $58.7 million in the first six months of 2012 and primarily consisted of net proceeds of $56.0 million from the sale of 9,320,176 shares of common stock and 23,026 shares of Series B Preferred Stock in the June 2012 Public Offerings and the net proceeds of $2.8 million from our sale of 432,724 shares of common stock through MLV.

Shelf Registration Statement. In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011 (the “December 2011 Shelf”). The December 2011 Shelf allowed us to issue securities from time to time for an aggregate offering price of up to $100.0 million. In June 2012, we filed a supplemental shelf registration statement with the SEC, which was declared effective in June 2012 (the “Supplemental Shelf”). The Supplemental Shelf allows us to issue additional securities from time to time for an aggregate offering price of up to $20.0 million, and for a total aggregate offering price under the December 2011 Shelf and the Supplemental Shelf of up to $120.0 million. As of July 26, 2013, $18.3 million remains available to us under these shelf registration statements. The specific terms of offerings, if any, under these shelf registration statements will be established at the time of such offerings.

As of June 30, 2013, future minimum payments under our lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating leases (1)	$3,267	$6,940	$7,428	$—	$17,635

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue clinical development of our fast skeletal muscle troponin activator, tirasemtiv, for the potential treatment of ALS and other neuromuscular disorders. As part of our strategic alliance with Astellas, we expect to continue the development of our skeletal muscle troponin activator CK-2127107 for the potential treatment of non-neuromuscular indications associated with skeletal muscle weakness. We plan to continue to support the clinical development of our cardiac muscle myosin activator, omecamtiv mecarbil, for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection.

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

•

Astellas’ decisions with regard to funding of development and commercialization of CK-2127107 or other compounds for the potential treatment of non-neuromuscular indications associated with skeletal muscle weakness under our collaboration;

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

We have incurred an accumulated deficit of $476.6 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to development stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities. We have funded all of our operations and capital expenditures with proceeds from private and public sales of our equity securities, strategic alliances with Amgen Inc., Astellas Pharma Inc. (“Astellas”) and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we anticipate that we will need to conduct at least one Phase III clinical trial for tirasemtiv following the BENEFIT-ALS trial in order to obtain marketing approval for tirasemtiv for the potential treatment of ALS. We will require significant additional funding to enable us to conduct any such Phase III clinical trials. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than reimbursements, milestone and royalty payments that we may receive under our collaboration agreements with Amgen and Astellas. We may not receive any further funds under that agreement. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical development are omecamtiv mecarbil for the potential treatment of heart failure, tirasemtiv for the potential treatment of ALS and other neuromuscular disorders and CK-2127107 for the potential treatment of non-neuromuscular indications associated with muscle weakness. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

Under our strategic alliance, Amgen holds an exclusive license to our drug candidate omecamtiv mecarbil worldwide. As a result, Amgen is responsible for the clinical development and obtaining and maintaining regulatory approval of omecamtiv mecarbil for the potential treatment of heart failure worldwide.

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

We will depend on Astellas for the conduct, completion and funding of the clinical development and commercialization of CK-2127107.

In June 2013, we entered into a strategic alliance with Astellas focused on the research, development and commercialization of skeletal muscle activators, other than tirasemtiv and certain related compounds. The primary objective of the collaboration is to advance novel therapies for indications associated with muscle weakness.

As part of the strategic alliance, we have granted Astellas an exclusive license to co-develop and commercialize CK-2127107 for potential application in non-neuromuscular indications worldwide. Following Cytokinetics’ conduct of Phase I clinical trials and certain Phase II readiness activities for CK-2127107, Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107. Astellas may elect not to continue development of CK-2127107 following Cytokinetics’ completion of these activities. In such event, we would need significant additional funding to continue the development of CK-2127107 on our own, which may not be available on attractive or acceptable terms, if at all, and we would be limited in the indications that we could pursue with this drug candidate.

We do not control the clinical development activities that may be conducted by Astellas, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Astellas’ results. Astellas may conduct these activities more slowly or in a different manner than we would. Astellas is responsible for filing future applications with the FDA or other regulatory authorities for approval of CK-2127107 and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for CK-2127107. If the FDA or other regulatory authorities approve CK-2127107, Astellas will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote the drug in the United States and Canada. However, we cannot control whether Astellas will devote sufficient attention and resources to the clinical development of CK-2127107 or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve CK-2127107, Astellas may elect not to proceed with the commercialization of the resulting drug in one or more countries.

If the results of one or more clinical trials with CK-2127107 do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of CK-2127107 or certain of the potential clinical trials for CK-2127107, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of CK-2127107. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the collaboration’s two-year research term. If Astellas abandons CK-2127107, it would result in a delay in or could prevent us from further developing or commercializing CK-2127107, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Astellas, which may delay or cause the termination of any CK-2127107 clinical trials, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of CK-2127107 does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to CK-2127107. If Astellas abandons development of CK-2127107 prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for clinical development or commercialization, curtail or abandon that clinical development or commercialization, or undertake and fund the clinical development of CK-2127107 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of CK-2127107 ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

If we fail to enter into successful strategic alliances for our unpartnered drug candidates or research and development programs or maintain our current or future strategic alliances, we may have to reduce, delay or discontinue our advancement of our drug candidates and programs or expand our research and development capabilities and increase our expenditures.

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

We have retained all rights to develop and commercialize tirasemtiv. We currently do not have a strategic partner for this drug candidate. We may seek one or more strategic partners or other arrangements with third parties to support Phase III clinical development and commercialization of tirasemtiv. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines. If we are unable to enter into a strategic alliance for tirasemtiv, we will be unable to conduct the one or more Phase III clinical trials we believe will be necessary to obtain marketing approval for tirasemtiv for the potential treatment of ALS unless we are able to acquire the funding to do so from another source.

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

Our CROs’ failure to carry out development activities on our behalf as agreed and according to our and the FDA’s or other regulatory agencies’ requirements and in accordance with applicable U.S. and foreign laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. For example, in June 2013 we learned from our data management vendor for our BENEFIT-ALS clinical trial that a programming error in the electronic data capture system controlling study drug assignment caused 58 patients initially randomized to and treated with tirasemtiv to receive placebo instead at a certain trial visit and for the remainder of the trial. In order to maintain the originally intended statistical power of the trial, we amended the protocol to permit enrollment of approximately 680 patients, or 180 patients in addition to the 500 patients allowed under the existing protocol. This protocol amendment will result in additional costs and delays in conducting BENEFIT-ALS. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited. If we fail to effectively manage the CROs carrying out the development of our drug candidates or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.

We have no manufacturing capacity and depend on our strategic partners and contract manufacturers to produce our clinical trial materials, including our drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing clinical development of omecamtiv mecarbil worldwide. Following our conduct of the Phase I clinical trials for CK-2127107, Astellas will assume responsibility to conduct these activities for the ongoing clinical development of CK-2127107 worldwide. For tirasemtiv, we rely on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials, as well as other materials required to conduct our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct clinical development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved by the FDA for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia. Novartis (in collaboration with Morphosys AG), is conducting clinical development with an activin type-IIB receptor antagonist to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function.

If omecamtiv mecarbil is approved for marketing by the FDA for heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and newer marketed drugs such as nesiritide. Omecamtiv mecarbil could also potentially compete against other novel drug candidates in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; sererelaxin and LCZ-696, which are being developed by Novartis; cenderitide (CD-NP), which is being developed by Nile Therapeutics, Inc., TRV-027, which is being developed by Trevena; aladorian, which is being developed by Armgo Pharma, Inc; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc.; and Neurocardin, which is being developed by Zensun Sci & Tech, Ltd. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

We currently have no sales, marketing or distribution capabilities. We plan to commercialize drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish our own specialized sales force and marketing organization with technical expertise and supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs. If we determine not to market our drugs on our own, we will depend on strategic alliances with third parties, such as Amgen and Astellas, which have established distribution systems and direct sales forces to commercialize them. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize these drugs. To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues and business will suffer and our stock price would decrease.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

announcements concerning any of the clinical trials for our compounds, such as tirasemtiv for the potential treatment of ALS, CK-2127107 for the potential treatment of non-neuromuscular indications associated with muscle weakness and omecamtiv mecarbil for the potential treatment of heart failure (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

•	announcements concerning our strategic alliance with Amgen or Astellas or future strategic alliances;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel;

•	substantial sales of our common stock by our existing stockholders, whether or not related to our performance;

•	automated trading activity by algorithmic and high-frequency trading programs; and

•	volatility in the stock prices of other companies in our industry or in the stock market generally.

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

As of July 26, 2013, our executive officers, directors and their affiliates beneficially owned or controlled approximately 5.3% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our stockholders will experience substantial additional dilution if outstanding options or warrants are exercised for common stock.

As of July 26, 2013, there were 7,692,096 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.95 per share, and 2,493,753 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $15.16 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

If we raise additional capital by issuing securities in the future, it will cause dilution to existing stockholders and may cause our share price to decline.

We may raise additional funds through the issuance and sale of additional shares of our common stock or other securities convertible into or exchangeable for our common stock. For example, in June 2011, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price up to $20.0 million or 2,397,278 shares, whichever occurs first, from time to time, through MLV as our sales agent. It is anticipated that these additional shares may be sold through MLV over a period of up to 36 months from June 2011. The number of shares ultimately offered for sale by MLV is dependent upon the number of shares that we elect to sell through MLV under the ATM Agreement, subject to the terms and conditions of the ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock through MLV under the ATM Agreement may cause the trading price of our common stock to decline.

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

On June 14, 2013, we sold 1,404,100 shares of our common stock at a price per share of $7.12 and an aggregate purchase price of $10.0 million to Amgen, pursuant to a common stock purchase agreement between us and Amgen.

We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, in connection with the issuance and sale of the common stock to Amgen.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(4)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.(5)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation (10)

4.1	Specimen Common Stock Certificate.(6)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(4)

4.4	Form of Common Stock Warrant Agreement(7)

4.5	Form of Preferred Stock Warrant Agreement(7)

4.6	Form of Warrant (8)

10.2	2004 Equity Incentive Plan, as amended

10.3	2004 Employee Stock Purchase Plan

*10.46	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.

*10.47	Collaboration and License Agreement dated June 21, 2013, by and between the Company and Astellas Pharma Inc.

10.48	Common Stock Purchase Agreement dated June 11, 2013 by and between the Company and Amgen, Inc. (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(7)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.
(8)	Incorporated by reference from our Current Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2013.
(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.
*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act or Rule 24b-2 under the Securities Exchange Act, as applicable.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2013	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(4)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.(5)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation (10)

4.1	Specimen Common Stock Certificate.(6)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(4)

4.4	Form of Common Stock Warrant Agreement(7)

4.5	Form of Preferred Stock Warrant Agreement(7)

4.6	Form of Warrant (8)

10.2	2004 Equity Incentive Plan, as amended

10.3	2004 Employee Stock Purchase Plan

*10.46	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.

*10.47	Collaboration and License Agreement dated June 21, 2013, by and between the Company and Astellas Pharma Inc.

10.48	Common Stock Purchase Agreement dated June 11, 2013 by and between the Company and Amgen, Inc. (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(7)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.
(8)	Incorporated by reference from our Current Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012.
(9)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2013.
(10)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.
*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act or Rule 24b-2 under the Securities Exchange Act, as applicable.
**	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.