Form 10-Q
period 2013-09-30
CYTOKINETICS INC
filed 2013-11-06
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Number of shares of common stock, $0.001 par value, outstanding as of October 25, 2013: 29,503,123.

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

		Page
PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Unaudited Condensed Balance Sheets as of September 30, 2013 and December 31, 2012	3
	Unaudited Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, and the period from August 5, 1997 (date of inception) to September 30, 2013	4
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and the period from August 5, 1997 (date of inception) to September 30, 2013	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION		26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		45
EXHIBIT INDEX		46

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$19,258	$14,907
Short-term investments	62,384	59,093
Related party accounts receivable	—	4
Prepaid and other current assets	1,679	2,423

Total current assets	83,321	76,427
Property and equipment, net	804	997
Long-term investments	3,754	—
Other assets	127	127

Total assets	$88,006	$77,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,789	$2,002
Accrued liabilities	9,886	4,877
Deferred revenue, current	33,322	—
Related party payables and accrued liabilities	—	150
Short-term portion of deferred rent	14	76

Total current liabilities	45,011	7,105
Deferred revenue, non-current	2,696	—
Long-term portion of deferred rent	548	361

Total liabilities	48,255	7,466

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares;
Issued and outstanding: Series B convertible preferred stock — 0 shares at September 30, 2013 and 23,026 shares at December 31, 2012
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 29,503,123 shares at September 30, 2013 and 23,742,911 shares at December 31, 2012	29	24
Additional paid-in capital	528,831	518,923
Accumulated other comprehensive income	19	18
Deficit accumulated during the development stage	(489,128)	(448,880)

Total stockholders’ equity	39,751	70,085

Total liabilities and stockholders’ equity	$88,006	$77,551

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended		Period from
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	August 5, 1997 (Date of Inception) to September 30, 2013
Revenues:
Research and development revenues from related parties	$564	$963	$1,455	$3,234	$56,783
Research and development, grant and other revenues	2,495	751	3,434	2,141	12,806
License revenues from related parties	—	—	—	—	112,935
License revenues	1,410	—	1,410	—	1,410

Total revenues	4,469	1,714	6,299	5,375	183,934

Operating expenses:
Research and development	13,445	8,798	35,626	25,785	523,741
General and administrative	3,635	2,991	10,999	8,614	167,380
Restructuring charges (reversals)	—	(2)	—	(56)	3,586

Total operating expenses	17,080	11,787	46,625	34,343	694,707

Operating loss	(12,611)	(10,073)	(40,326)	(28,968)	(510,773)
Interest and other, net	23	29	78	54	21,619

Loss before income taxes	(12,588)	(10,044)	(40,248)	(28,914)	(489,154)
Income tax benefit	—	—	—	—	(26)

Net loss	(12,588)	(10,044)	(40,248)	(28,914)	(489,128)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(1,307)	(4,164)

Net loss allocable to common stockholders	$(12,588)	$(10,044)	$(40,248)	$(30,221)	$(493,292)

Net loss per share allocable to common stockholders — basic and diluted	$(0.43)	$(0.45)	$(1.52)	$(1.86)

Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	29,395	22,360	26,413	16,215

Comprehensive loss	$(12,569)	$(10,030)	$(40,247)	$(28,904)	$(489,109)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

(A Development Stage Enterprise)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended		Period from
	September 30, 2013	September 30, 2012	August 5, 1997 (Date of Inception) to September 30, 2013
Cash flows from operating activities:
Net loss	$(40,248)	$(28,914)	$(489,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	345	462	29,599
Loss on disposal of equipment	(2)	(2)	297
Non-cash impairment charges	—	—	103
Non-cash restructuring expenses, net of reversals	—	(56)	636
Non-cash interest expense	—	—	504
Non-cash forgiveness of loans to officers	—	—	434
Stock-based compensation	2,941	2,876	39,069
Non-cash warrant expense	—	—	1,626
Other non-cash expenses	—	—	141
Changes in operating assets and liabilities:
Related party accounts receivable	4	14	(351)
Prepaid and other assets	744	(1,056)	(1,834)
Accounts payable	(103)	334	1,935
Accrued and other liabilities	5,162	(89)	10,166
Related party payables and accrued liabilities	(150)	(12)	—
Deferred revenue	36,018	129	36,018

Net cash provided by (used in) operating activities	4,711	(26,314)	(370,785)

Cash flows from investing activities:
Purchases of investments	(68,286)	(81,513)	(1,120,529)
Proceeds from sales and maturities of investments	61,241	45,950	1,034,468
Proceeds from sales of auction rate securities	—	—	20,025
Purchases of property and equipment	(290)	(66)	(31,451)
Proceeds from sales of property and equipment	3	2	146
Decrease in restricted cash	—	196	—
Issuance of related party notes receivable	—	—	(1,146)
Proceeds from repayments of notes receivable	—	—	859

Net cash used in investing activities	(7,332)	(35,431)	(97,628)

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	7,450	43,678	257,998
Proceeds from draw down of committed equity financing facilities and at-the-market facility, net of commission and issuance costs	—	2,819	58,095
Proceeds from other issuances of common stock and warrants, net	(478)	(361)	17,301
Proceeds from issuance of preferred stock, net of issuance costs	—	12,318	154,819
Repurchase of common stock	—	—	(68)
Proceeds from loan with UBS	—	—	12,441
Repayment of loan with UBS	—	—	(12,441)
Proceeds from equipment financing lines	—	—	23,696
Repayment of equipment financing lines	—	(152)	(24,170)

Net cash provided by financing activities	6,972	58,302	487,671

Net increase (decrease) in cash and cash equivalents	4,351	(3,443)	19,258
Cash and cash equivalents, beginning of period	14,907	18,833	—

Cash and cash equivalents, end of period	$19,258	$15,390	$19,258

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $489.1 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $40.2 million for the nine months ended September 30, 2013. Cash, cash equivalents and investments increased to $85.4 million at September 30, 2013 from $74.0 million at December 31, 2012 due principally to cash receipts from licensing transactions and sales of common stock. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

The Company is subject to risks common to development stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund its future plans. The Company’s liquidity will be impaired if sufficient additional capital is not available on terms acceptable to the Company. To date, the Company has funded its operations primarily through sales of its common stock and convertible preferred stock, licensing of its patents and know-how, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. The Company has never generated revenues from commercial sales of its drugs and may not have drugs to market for at least several years, if ever. The Company’s success is dependent on its ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of its drug candidates. As a result, the Company may choose to raise additional capital through equity or debt financings to continue to fund its operations in the future. The Company cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that the Company’s drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at September 30, 2013 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 15, 2013, and have not changed as of September 30, 2013, except as noted below.

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Statement Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. On January 1, 2013, the Company adopted this new accounting guidance and discloses reclassifications out of accumulated other comprehensive income and into net income in the footnotes to the financial statements.

Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The provisions of ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013, which corresponds to the Company’s first quarter of fiscal year 2014. This update can be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company is evaluating when to adopt ASU 2013-11 and the effect the adoption will have on its financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net loss	$(12,588)	$(10,044)	$(40,248)	$(28.914)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(1,307)
Net loss allocable to common stockholders	$(12,588)	$(10,044)	$(40,248)	$(30,221)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share allocable to common stockholders) — basic and diluted	29,395	22,360	26,413	16,215

Net loss per share allocable to common stockholders — basic and diluted	$(0.43)	$(0.45)	$(1.52)	$(1.86)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three and Nine Months Ended
	September 30, 2013	September 30, 2012
Options to purchase common stock	2,452	1,819
Warrants to purchase common stock	7,692	9,009
Series A convertible preferred stock (as converted to common stock)	—	—
Series B convertible preferred stock (as converted to common stock)	—	3,838
Restricted stock units	42	226
Shares issuable related to the ESPP	31	20

Total shares	10,217	14,912

Note 3. Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Nine Months Ended		Period from
	September 30, 2013	September 30, 2012	August 5, 1997 (date of inception) to September 30, 2013
Significant non-cash investing and financing activities:
Deferred stock-based compensation	$—	$—	$6,940
Purchases of property and equipment through accounts payable	110	—	110
Purchases of property and equipment through accrued liabilities	29	5	29
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	258
Penalty on restructuring of equipment financing lines	—	—	475
Conversion of convertible preferred stock to common stock	13,626	—	146,798
Warrants issued in equity financing	—	—	1,585

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

In June 2013, the Company and Amgen amended the Amgen Agreement to expand Amgen’s exclusive license to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the Amgen Agreement Amendment, the Company received a non-refundable upfront license fee of $15 million. As of September 30, 2013, the Company determined that all conditions necessary for revenue recognition under Accounting Standards Codification (“ASC”) 605-10 had not been met and accordingly, deferred the revenue attributable to the Amgen Agreement Amendment until the criteria of ASC 605-10 have been satisfied. In October 2013, the Company determined that all conditions necessary for revenue recognition under ASC 605-10 had been satisfied and accordingly, will begin recognizing revenue attributable to the Amgen Agreement Amendment in the fourth quarter of 2013.

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

At September 30, 2013, the Company had $17.5 million of deferred revenue under the Amgen Agreement Amendment.

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

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
FTE reimbursements	$564	$963	$1,455	$3,231
Reimbursements of other costs	—	—	—	3

Total revenue from Amgen	$564	$963	$1,455	$3,234

At both December 31, 2012 and September 30, 2013, there were no related party receivables under the Amgen Agreement.

Note 5. Other Research and Development Revenue Arrangements

Grants

In 2010, the National Institute of Neurological Disorders and Stroke (“NINDS”) awarded the Company a $2.8 million grant to support research and development of tirasemtiv, a fast skeletal troponin activator currently in Phase II clinical trials, directed to the potential treatment of myasthenia gravis for a period of up to three years. In September 2012, the NINDS awarded the Company an additional $0.5 million for this program under a separate grant. Management determined that the Company was the principal participant in the grant arrangement, and, accordingly, the Company recorded amounts earned under the arrangement as revenue. The project period for both of these grants ended June 30, 2013 and no further funds are available to us under these grants.

The Company recognized grant revenue under this grant arrangement as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
NINDS myasthenia gravis	$—	$264	$69	$896

Other Research and Development Arrangements

Astellas Pharma Inc. (“Astellas”)

In June 2013, the Company entered into a collaboration and license agreement (the “Astellas Agreement”) with Astellas. The primary objective of the collaboration to be conducted under the Astellas Agreement is to advance novel therapies for diseases and medical conditions associated with muscle weakness.

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

As of June 30, 2013, the Company deferred revenue related to the Astellas Agreement in accordance with ASC 605-25. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis. Upfront, non-refundable licensing payments are assessed to determine whether or not the licensee is able to obtain stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue recognition for the license fee being recognized in conjunction with the other deliverables that constitute the combined unit of accounting.

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model. As of September 30, 2013, the Company has recognized $1.4 million of the $16 million upfront license fee as license revenue and deferred the remaining $14.6 million.

The Company recognizes milestone payments utilizing the milestone method of revenue recognition. The Company believes the milestones related to research and early development are substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved with the Company’s past and current performance and the achievement of the milestone will result in additional payment to the Company. The Company believes that the milestones related to later development and commercialization are not substantive as they are primarily the result of the collaborative partner’s performance and therefore will be recognized as the Company completes its performance obligations under the agreement, if any. To date, the Company has not recognized any milestone revenue from its collaboration with Astellas.

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
License revenues	$1,410	$—	$1,410	$—
FTE reimbursements	1,191	—	1,191	—
Reimbursements of other costs	1,118	—	1,118	—

Total revenue from Astellas	$3,719	—	$3,719	—

At September 30, 2013, the Company had $18.4 million of deferred revenue under the Astellas Agreement as the Company has received prepayment on expenses expected to be incurred in the fourth quarter of 2013.

As part of an initiative to seek certain more focused collaborations intended to offset certain research costs, the Company entered into agreements with two early-stage biopharmaceutical companies during 2011 and 2012.

Global Blood Therapeutics, Inc. (“Global Blood”)

In October 2011, the Company entered into a collaboration agreement with Global Blood. Under an agreed research plan, scientists from Global Blood and our FTEs conducted research focused on small molecule therapeutics that target the blood. The Company provided Global Blood access to certain research facilities, FTEs and other resources at agreed reimbursement rates that approximated our costs. In April 2012, the Company extended this agreement through December 2012. The Company was the primary obligor in the collaboration arrangement, and accordingly, the Company recorded expense reimbursements from Global Blood as research and development revenue.

Research and development revenue from Global Blood was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Expense reimbursements from Global Blood Therapeutics	$7	$358	$7	$1,116

MyoKardia, Inc.

In August 2012, the Company entered into a collaboration agreement with MyoKardia, Inc. Under an agreed research plan, scientists from MyoKardia and our FTEs conducted research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. The Company provided to MyoKardia access to certain research facilities, and continues to provide FTEs and other resources at agreed reimbursement rates that approximate our costs. The Company was the primary obligor in the collaboration arrangement, and accordingly, the Company recorded expense reimbursements from MyoKardia as research and development revenue.

Research and development revenue from MyoKardia was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Expense reimbursements from MyoKardia	$179	$129	$1,024	$129

Note 6. Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and available for sale investments at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$17,201	$—	$—	$17,201

Short-term investments — U.S. Treasury securities	$62,367	$17	$—	$62,384	10/2013-9/2014

Long-term investments — U.S. Treasury securities	$3,752	$2	$—	$3,754	11/2014

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$10,655	$—	$—	$10,655

Short-term investments — U.S. Treasury securities	$59,075	$18	$—	$59,093	1/2013-11/2013

As of both September 30, 2013 and December 31, 2012, the Company’s U.S. Treasury securities classified as short-term investments had unrealized losses of zero. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2013 through October 25, 2013, and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended		Nine Months Ended		Period from August 5, 1997(date
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	of inception) to September 30,2013
Interest income	$23	$30	$74	$52	$28,683

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

Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or through corroboration with observable market data; and

Level 3 — Unobservable inputs for which there is little or no market data for the assets or liabilities, such as internally-developed valuation models.

Financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 were classified in one of the three categories described above as follows (in thousands):

	September 30, 2013
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$17,201	$—	$—	$17,201
U.S. Treasury securities	66,138	—	—	66,138

Total	$83,339	$—	$—	$83,339

Amounts included in:
Cash and cash equivalents	$17,201	$—	$—	$17,201
Short-term investments	62,384	—	—	62,384
Long-term investments	3,754	—	—	3,754

Total	$83,339	$—	$—	$83,339

	December 31, 2012
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$10,655	$—	$—	$10,655
U.S. Treasury securities	59,093	—	—	59,093

Total	$69,748	$—	$—	$69,748

Amounts included in:
Cash and cash equivalents	$10,655	$—	$—	$10,655
Short-term investments	59,093	—	—	59,093

Total	$69,748	$—	$—	$69,748

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of September 30, 2013 and December 31, 2012, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs.

The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 8. Stockholders’ Equity (Deficit)

Accumulated Other Comprehensive Income

In the first nine months of 2013, the Company reclassified insignificant amounts of unrealized gains (losses) on investments out of accumulated other comprehensive income into net loss.

Common stock

In conjunction with the Amgen Agreement Amendment (see Note 4), in June 2013, Amgen purchased 1,404,100 shares of the Company’s common stock at a price per share of $7.12. The Company determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and will be recognized as revenue as services are performed over approximately 12 months.

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

In the second quarter of 2013, the Company issued 358,460 shares of common stock related to cashless exercise of warrants in accordance with the June 2012 Public Offerings. There were no exercises of warrants in the third quarter of 2013.

MLV

On June 10, 2011, the Company entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 2,397,279 shares, whichever occurs first, from time to time through MLV as the sales agent. The issuance and sale of shares by the Company under the MLV Agreement, if any, are subject to the continued effectiveness of the Company’s registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869) and the terms and conditions of the MLV Agreement. As of December 31, 2012, the Company had issued a total of 862,592 shares through MLV for total net proceeds of approximately $5.3 million. As of October 25, 2013, there have been no further issuances of shares through MLV.

Stock Option Plans

Stock option activity for the nine months ended September 30, 2013 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2012	878,711	1,790,527	$18.96
Options granted	(769,979)	769,979	5.93
Options exercised	—	(21,397)	5.32
Options forfeited	19,382	(19,382)	4.88
Options expired	68,205	(68,205)	16.17
Restricted stock units granted	(41,661)	—	—
Restricted stock units forfeited	5,014	—	—

Balance at September 30, 2013	159,672	2,451,522	$15.18

Restricted stock unit activity for the nine months ended September 30, 2013 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2012	216,913	$6.78
Restricted stock units granted	41,661	6.00
Restricted stock units vested	(211,897)	6.78
Restricted stock units forfeited	(5,014)	6.78

Unvested restricted stock units outstanding at September 30, 2013	41,663	$6.00

Note 9. Interest and Other, Net

Components of Interest and other, net were as follows (in thousands):

	Three Months Ended		Nine Months Ended		Period from August 5, 1997
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	(date of inception) to September 30, 2013
Interest income and other income	$24	$30	$76	$56	$29,176
Interest expense and other expense	(1)	(1)	2	(2)	(5,972)
Warrant expense	—	—	—	—	(1,585)

Interest and other, net	$23	$29	$78	$54	$21,619

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Warrant expense for the period from inception to September 30, 2013 was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.

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

This report contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2013;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the anticipated timing of revenue recognition events;

•	the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, Amgen Inc. and Astellas Pharma Inc. (“Astellas”) , including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated dates of results becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	the ability of our amendment to the protocol of our BENEFIT-ALS clinical trial to maintain the originally intended statistical power of the trial;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances and sponsored research arrangements, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations;

•	the expected recognition of revenue under our collaboration agreements;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected future amortization of employee stock-based compensation; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•	our ability to acquire the funding necessary to conduct the one or more confirmatory Phase III clinical trials for tirasemtiv in patients with amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s disease) that we expect will be required to obtain marketing approval for tirasemtiv for the treatment of ALS;

•	Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and other related molecules, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and other related molecules;

•	Astellas’ decisions with respect to the timing, design and conduct of research and development activities for CK-2127107 and other skeletal muscle activators, including decisions to postpone or discontinue research or development activities relating to CK-2127107 and other skeletal muscle activators;

•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our receipt of funds and access to other resources under our current or future strategic alliances or sponsored research arrangements;

•	difficulties or delays in the development, testing, production or commercialization of our drug candidates;

•	difficulties or delays, or slower than anticipated patient enrollment, in our or partners’ clinical trials;

•	difficulties or delays in the manufacture and supply of clinical trial materials;

•	failure by our contract research organizations, contract manufacturing organizations and other vendors to properly fulfill their obligations or otherwise perform as expected;

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may make our drug candidates commercially unviable;

•	difficulties or delays in achieving market access and reimbursement for our drug candidates and the potential impacts of health care reform;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;

•	potential infringement or misuse by us of the intellectual property rights of third parties;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	our ability to issue and sell shares of our common stock under our At-The-Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC;

•	potential ownership changes under Internal Revenue Code Section 382; and

•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

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

Overview

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of skeletal or cardiac muscle. We are also conducting or may conduct earlier-stage research directed to other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

Our drug candidates currently in clinical development are our skeletal muscle activators tirasemtiv and CK-2127107, and our cardiac muscle activator omecamtiv mecarbil. Tirasemtiv is being evaluated for the potential treatment of ALS and other neuromuscular disorders. CK-2127107 is being evaluated for the potential treatment of non-neuromuscular indications associated with skeletal muscle weakness. Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure.

Skeletal Muscle Contractility

Tirasemtiv is the lead drug candidate from this program, and is in Phase II clinical development. Cytokinetics holds the rights to tirasemtiv. We are also developing another drug candidate from this program, CK-2127107, which is being evaluated in Phase I clinical trials in collaboration with Astellas for potential indications associated with muscle weakness. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. We are evaluating potential indications for which tirasemtiv and CK-2127107 may be useful.

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

Tirasemtiv

ALS

In October 2012, we initiated BENEFIT-ALS, a multi-national, double-blind, randomized, placebo-controlled trial originally planned to enroll at least 400 patients and subsequently increased to enroll up to 500 patients. All patients begin treatment with open-label tirasemtiv at 125 mg twice daily. Patients who complete a week of open-label tirasemtiv at this starting dose are randomized 1-to-1 to receive 12 weeks of double-blind treatment with tirasemtiv or placebo. Clinical assessments take place monthly during double-blinded treatment. Randomized patients also participate in follow-up evaluations at both 7 and 28 days after their final dose of double-blind study drug. The primary analysis of BENEFIT-ALS will compare the mean change from baseline in the ALS Functional Rating Scale in its revised form, or ALSFRS-R (a clinically validated instrument designed to measure disease progression and changes in functional status), in patients receiving tirasemtiv versus those receiving placebo. We are conducting BENEFIT-ALS at over 70 sites across the United States, Canada and several European countries.

In July 2013, we were informed by our data management vendor that a programming error in the electronic data capture system controlling study drug assignment caused 58 patients initially randomized to and treated with tirasemtiv to receive placebo instead at a certain study visit and for the remainder of the study. No patients randomized to placebo were dispensed incorrect treatment. Cytokinetics and all clinical trial site personnel remain blinded to the specific patients affected by the error. Following detection of the error, we took steps to ensure that no further incorrect study drug assignments occurred and to correct the programming error in the electronic data capture system controlling study drug assignment. In addition, we convened an ad hoc meeting of the Data Safety Monitoring Board (DSMB) for BENEFIT-ALS to assess whether the error in dispensing study drug had impacted the safety of the 58 affected patients. After review of the then-available safety data from BENEFIT-ALS, the DSMB reported no concerns regarding patient safety.

Following interactions with regulatory authorities, we amended the protocol for BENEFIT-ALS to enable increased enrollment to approximately 680 patients and to update the statistical methods section, in both cases with the objective to maintain the originally intended statistical power of the trial. These changes to BENEFIT-ALS are expected to increase the direct clinical trial costs by approximately $6 million in 2013 and 2014.

To date, we have enrolled over 600 patients in BENEFIT-ALS and over 300 patients have completed 12 weeks of treatment. Recently, the DSMB completed a scheduled meeting to review the data and recommended that the trial continue without any changes to the protocol. We expect to complete patient enrollment in BENEFIT-ALS during the fourth quarter of 2013, with results expected to be available in the first half of 2014.

In August 2013, we announced the publication of results from two Phase II trials of tirasemtiv in patients with ALS (CY 4024 and CY 4025) in the online edition of the journal Amyotrophic Lateral Sclerosis and Frontotemporal Degeneration.

Myasthenia Gravis

In 2010, the National Institute of Neurological Disorders and Stroke (“NINDS”) awarded us a grant of $2.8 million under the American Recovery and Reinvestment Act of 2009, which was intended to support three years of research and development of tirasemtiv for the potential treatment of myasthenia gravis. In September 2012, the NINDS awarded us an additional $0.5 million for this program under a separate grant. We recognized revenue under this grant in the first nine months of 2013 and 2012 of $0.1 and $0.9 million, respectively, which we recorded as research and development grant and other revenues. The project period for both of these grants ended June 30, 2013, and no additional funds are available to us under these grants.

CK-2127107

Phase I Clinical Trials. In April 2013, we announced the initiation of a first-time-in-humans Phase I clinical trial of CK-2127107 in healthy male volunteers, known as CY 5011. CY 5011 is a double-blind, randomized, placebo-controlled study designed to assess the safety, tolerability, and pharmacokinetics of single ascending oral doses of CK-2127107 administered in a three-period crossover design. During the third quarter of 2013, we completed enrollment in this clinical trial.

We recently initiated dosing in CY 5014, a Phase I clinical trial of CK-2127107 in healthy male volunteers. CY 5014 is a randomized, open-label, two-period crossover study to assess the relative oral bioavailability, pharmacokinetics, safety and tolerability of two oral formulations of CK-2127107.

Astellas Agreement. In June 2013 we entered into a collaboration and license agreement with Astellas (the “Astellas Agreement”). Under the Astellas Agreement, we granted Astellas an exclusive license to co-develop and jointly commercialize CK-2127107 for potential application in non-neuromuscular indications associated with skeletal muscle weakness worldwide. CK-2127107 will be developed jointly by Cytokinetics and Astellas. Cytokinetics will be primarily responsible for the conduct of Phase I clinical trials and certain Phase II readiness activities for CK-2127107. Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

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

We recorded research and development expenses for our skeletal muscle contractility program of approximately $28.6 million and $17.8 million in the first nine months of 2013 and 2012, respectively. We anticipate that our expenditures on research and development in our skeletal muscle contractility program will increase significantly as we may continue the clinical development of tirasemtiv, CK-2127107 or other compounds from the skeletal muscle contractility program.

Cardiac Muscle Contractility

Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator, which is being developed in collaboration with Amgen.

Amgen Agreement. In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure (the “Amgen Agreement”). The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration.

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

In June 2013, Cytokinetics and Amgen announced an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). (See Note 4 to unaudited condensed financial statements.) Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. Under the Amgen Agreement Amendment, we plan to conduct a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50 million, and royalties on sales of omecamtiv mecarbil in Japan. As of September 30, 2013, we determined that all conditions necessary for revenue recognition of the upfront license fee under Accounting Standards Codification (“ASC”) 605-10 had not been met and accordingly, deferred the revenue attributable to the Amgen Agreement Amendment until the criteria of ASC 605-10 have been satisfied, which we anticipate will be in the fourth quarter of 2013.

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

ATOMIC-AHF. In September 2013, results from ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure) were presented at the European Society of Cardiology Congress and the Heart Failure Society of America Annual Scientific Meeting. ATOMIC-AHF was an international, randomized, double-blind, placebo-controlled, Phase IIb clinical trial of intravenous omecamtiv mecarbil in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure. ATOMIC-AHF was conducted by Amgen in collaboration with Cytokinetics. This clinical trial enrolled over 600 patients in three sequential, ascending-dose cohorts. In each cohort, patients were randomized to receive omecamtiv mecarbil or placebo. The primary efficacy objective of this trial was to evaluate the effect of 48 hours of intravenous omecamtiv mecarbil compared to placebo on dyspnea (shortness of breath). The secondary objectives were to assess the safety and tolerability of three dose levels of intravenous omecamtiv mecarbil compared with placebo and to evaluate the effects of 48 hours of treatment with intravenous omecamtiv mecarbil on additional measures of dyspnea, patients’ global assessments, change in N-terminal pro brain-type natriuretic peptide (a biomarker associated with the severity of heart failure) and short-term clinical outcomes in these patients. In addition, the trial evaluated the relationship between plasma concentrations of omecamtiv mecarbil and echocardiographic parameters in patients with acute heart failure.

The omecamtiv mecarbil treatment groups were not statistically different in their 7-point Likert scale dyspnea symptom response rates compared to the pooled placebo group (p=0.33); therefore, the primary endpoint was not met. Omecamtiv mecarbil demonstrated favorable dose- and concentration-related trends (nominal p=0.025 and nominal p=0.007, respectively) on dyspnea response. Improvement in dyspnea was observed in the highest omecamtiv mecarbil dose group when compared against its paired placebo group in the third cohort (dyspnea symptom response in 51 percent of subjects on omecamtiv mecarbil versus 37 percent on placebo, nominal p=0.03). The incidence of worsening heart failure within seven days of initiating treatment was 17 percent in the pooled placebo group and was 13 percent, 8 percent and 9 percent on omecamtiv mecarbil in the first, second and third cohorts, respectively. Systolic ejection time, the echocardiographic signature of omecamtiv mecarbil, increased in a concentration-dependent manner similar to that previously reported in healthy volunteers and stable heart failure patients.

Rates of adverse events (AEs), serious AEs, adjudicated deaths and hospitalizations were similar between omecamtiv mecarbil and placebo groups. There were seven post-randomization myocardial infarctions in the treatment groups receiving omecamtiv mecarbil compared with three in the placebo groups (2.3 percent vs. 1.0 percent, respectively). However, there was no relationship between the maximum increase from the baseline troponin (a biomarker specific for cardiac muscle damage) and increasing plasma concentrations of omecamtiv mecarbil. Four of the myocardial infarctions were observed to be temporally remote from study drug administration. The estimated plasma concentrations near the time of these events were zero. Three of these events occurred in patients who received omecamtiv mecarbil and one occurred in a patient who received placebo. One myocardial infarction occurred subsequent to a percutaneous coronary intervention in a patient who received omecamtiv mecarbil. One myocardial infarction occurred in a patient with sepsis who received placebo. Omecamtiv mecarbil was not associated with an increased incidence of tachyarrhythmias nor were heart rate or blood pressure adversely affected.

COSMIC-HF. In March 2013, we announced the initiation of dosing of patients in COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure). COSMIC-HF is a Phase II, double-blind, randomized, placebo-controlled, multicenter, dose escalation study designed to evaluate several modified-release oral formulations of omecamtiv mecarbil in patients with heart failure and left ventricular systolic dysfunction. COSMIC-HF is being conducted by Amgen in collaboration with Cytokinetics. The primary objectives of this trial are to select an oral modified release formulation and doses of omecamtiv mecarbil for chronic twice-daily dosing in patients with heart failure and left ventricular systolic dysfunction and to characterize its pharmacokinetics after 12 weeks of treatment. The secondary objective is to evaluate the safety and tolerability of oral omecamtiv mecarbil. In addition, we will have an opportunity to evaluate the potential for sustained pharmacodynamic effects and their relationship to the pharmacokinetics of this drug candidate. During the third quarter of 2013, the second cohort of the dose escalation phase of COSMIC-HF completed enrollment. We and Amgen recently reviewed results from COSMIC-HF and selected an oral formulation of omecamtiv mecarbil for evaluation in the planned expansion phase of the trial. We and Amgen are discussing an amendment to the COSMIC-HF protocol prior to initiating enrollment in the expansion phase.

Additional Phase I Clinical Trials. Recently, Cytokinetics and Amgen agreed on the protocol and budget for the planned Phase I pharmacokinetic study, CY 1211, in healthy volunteers of both Japanese and non-Japanese ethnicity. The trial will be conducted by Cytokinetics in collaboration with Amgen. The costs of the trial will be reimbursed by Amgen.

Ongoing Research in Cardiac Muscle Contractility. In the first quarter of 2013, we and Amgen agreed to additional research activities intended to be conducted through 2014 under a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds. Under the Amgen Agreement, Amgen will reimburse us for certain agreed research activities we perform.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We recorded research and development expenses for our cardiac muscle contractility program of approximately $2.5 million and $3.3 million in the first nine months of 2013 and 2012, respectively. We recognized research and development revenue from Amgen of $1.5 million and $3.2 million in the first nine months of 2013 and 2012, respectively, consisting of reimbursements of full-time employee equivalent (“FTE”) and other expenses.

We anticipate that our expenditures relating to the research and development of compounds in our cardiac muscle contractility program will increase if we participate in the future advancement of omecamtiv mecarbil through clinical development. Our expenditures will also increase if Amgen terminates development of omecamtiv mecarbil or related compounds and we elect to develop them independently, or if we elect to co-fund later-stage development of omecamtiv mecarbil or other compounds in our cardiac muscle contractility program under the Amgen Agreement.

Other Research and Preclinical Programs

We are leveraging our current understandings of muscle biology to investigate new ways to modulate muscle function beyond contractility (such as metabolism, growth and energetics) for other potential therapeutic applications. For example, we are conducting research with compounds that may affect muscle growth and that may have applications for serious diseases and medical conditions such as cachexia. Cachexia is a condition that can be associated with cancer, heart failure, chronic obstructive pulmonary disease or other conditions. This syndrome is characterized by the loss of muscle mass and may lead to weakness and disability. We are performing research on compounds that may increase muscle mass and which may impact patient functionality or potentially alter the course of diseases associated with muscle wasting. Similarly, we may perform research on compounds that may affect muscle metabolism and that may have application in conditions such as diabetes or obesity as well as other conditions of metabolic dysfunction.

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

Restructuring

In October 2011, we announced a restructuring plan to realign our workforce and operations in line with our continued commitment to focus primarily on the development of our key later-stage development programs for tirasemtiv and omecamtiv mecarbil and on our follow-on skeletal muscle troponin activator program and joint research with Amgen directed to next-generation cardiac sarcomere activator compounds. As a result, we reduced our workforce by 18 employees, or approximately 18%, to 83 employees. We provided severance, employee benefit continuation and career transition assistance to the employees directly affected by the restructuring. We incurred restructuring charges of $1.2 million in the fourth quarter of 2011, primarily personnel-related termination costs. We completed all restructuring activities and recognized all anticipated restructuring charges by December 31, 2012. All payments relating to the restructuring were made prior to December 31, 2012; therefore there was no liability for restructuring at December 31, 2012, or at September 30, 2013.

Results of Operations

Revenues

We recorded total revenues of $4.5 million and $1.7 million for the third quarter of 2013 and 2012, respectively, and $6.3 million and $5.4 million for the first nine months of 2013 and 2012, respectively.

Research and development revenues from related parties for the third quarter and first nine months of 2013 and 2012 consisted of revenues from our strategic alliance with Amgen. Revenues from Amgen were $0.6 million and $1.0 million for the third quarter of 2013 and 2012, respectively, and in both periods consisted of reimbursements of FTE expenses and other research and development expenses. Revenues from Amgen were $1.5 million and $3.2 million for the first nine months of 2013 and 2012, respectively, and in both periods consisted of reimbursements of FTE expenses and other research and development expenses. The research activities under our collaboration with Amgen are anticipated to continue through December 2014.

Research and development, grant and other revenues were $2.5 million and $0.7 million for the third quarter of 2013 and 2012, respectively. Research and development, grant and other revenues in the third quarter of 2013 included research and development revenues from Astellas of $2.3 million and from MyoKardia, Inc. of $0.2 million. Research and development, grant and other revenues in the third quarter of 2012 included grant revenue from the NINDS of $0.3 million, research and development revenue from Global Blood Therapeutics, Inc. (“Global Blood”) of $0.3 million and research and development revenue of $0.1 million from MyoKardia, Inc.

Research and development, grant and other revenues were $3.4 million and $2.1 million for the first nine months of 2013 and 2012, respectively. Research and development, grant and other revenues in the first nine months of 2013 included research and development revenues from Astellas of $2.3 million, grant revenue of $0.1 million and research and development revenues from MyoKardia of $1.0 million. Research and development, grant and other revenues in the first nine months of 2012 included grant revenue of $0.9 million, research and development revenue from Global Blood of $1.1 million and research and development revenue from MyoKardia of $0.1 million.

License and technology fee revenue was $1.4 million for the third quarter and the first nine months of 2013 and consisted entirely of revenue relating to our strategic alliance with Astellas. We entered into this agreement in June 2013 and first recognized revenues relating to this agreement in the third quarter of 2013.

We anticipate that revenue for the full year 2013 will be in the range of $30 million to $32 million.

Research and Development Expenses

Research and development expenses were $13.4 million and $8.8 million in the third quarter of 2013 and 2012, respectively. The $4.6 million increase in research and development expenses in the third quarter of 2013, compared to the same period in 2012, was primarily due to increases of $4.0 million in outsourced clinical costs, $0.3 million in laboratory costs, $0.3 million in facilities costs and $0.2 million in outsourced pre-clinical costs, partially offset by a decrease of $0.1 million in personnel related costs.

Research and development expenses were $35.6 million and $25.8 million in the first nine months of 2013 and 2012, respectively. The $9.8 million increase in research and development expenses in the first nine months of 2013, compared to the same period in 2012, was primarily due to increases of $10.5 million in outsourced clinical costs, $0.8 million in facilities costs, $0.3 million in laboratory costs and $0.1 million in personnel related costs, partially offset by a decrease of $1.7 million in outsourced pre-clinical costs.

From a program perspective, the $9.8 million increase in spending in the first nine months of 2013, compared to the same period in 2012, was due to increased spending of $10.8 million for our skeletal muscle contractility program and $1.4 million for our other research and preclinical programs, partially offset by decreases of $0.7 million for our cardiac muscle contractility program and $1.7 million for our smooth muscle contractility program.

Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cardiac muscle contractility	$0.9	$1.1	$2.5	$3.3
Skeletal muscle contractility	11.6	6.4	28.6	17.8
Smooth muscle contractility	—	0.3	0.1	1.7
All other research programs	0.9	1.0	4.4	3.0

Total research and development expenses	$13.4	$8.8	$35.6	$25.8

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

We expect our research and development expenditures to continue to increase in 2013 compared to 2012. We expect to continue development of tirasemtiv for the potential treatment of ALS and other neuromuscular disorders. As part of our strategic alliance with Astellas, we expect to continue the development of CK-2127107 for the potential treatment of non-neuromuscular indications associated with skeletal muscle weakness. As part of our strategic alliance with Amgen, we expect to continue development of omecamtiv mecarbil for the potential treatment of heart failure. We anticipate that research and development expenses in 2013 will increase compared to 2012 and will be in the range of $56 million to $59 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $3.0 million are included in our estimate of 2013 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $3.6 million and $3.0 million in the third quarter of 2013 and 2012, respectively. The increase in the third quarter of 2013, compared to the same period in 2012, was primarily due to increases of $0.7 million in personnel related expenses, and $0.3 million in outsourced costs, partially offset by a $0.3 million decrease in facilities costs and a $0.1 million decrease in legal costs.

General and administrative expenses were $11.0 million and $8.6 million in the first nine months of 2013 and 2012, respectively. The increase in the first nine months of 2013, compared to the same period in 2012, was primarily due to increases of $2.0 million in personnel related expenses, $0.5 million in legal costs and $0.5 million in outsourced costs, partially offset by a decrease of $0.8 million in facilities costs.

We expect that general and administrative expenses in 2013 will increase compared to 2012. We anticipate that general and administrative expenses will be in the range of $17.0 million to $18.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.6 million are included in our estimate of 2013 general and administrative expenses.

Interest and Other, Net

Interest income and other income decreased in the third quarter of 2013 and increased in the first nine months of 2013 compared to the same periods in 2012. In both periods, the changes in interest income and other income were primarily due to changes in average invested balances.

Interest and other expense was insignificant in the third quarter and first nine months of both 2013 and 2012.

Income Taxes

We follow the accounting guidance which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized.

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

Critical Accounting Policies

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There has been no material change to our critical accounting policies since then.

Recent Accounting Pronouncements

See Note 1, “Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through September 30, 2013, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

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

In June 2013, we entered into the Astellas Agreement. (See Note 5 to unaudited condensed financial statements). In July 2013, we received an upfront license payment of $16 million in connection with the execution of the Astellas Agreement. We are eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. Based on the achievement of pre-specified criteria, we may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. We may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Astellas Agreement. If Astellas commercializes any collaboration products, we will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to the foregoing development, commercial launch and sales milestones, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

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

The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable for five years until June 25, 2017. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then issued and outstanding. We valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of our common stock on the issuance date of $3.78. In February 2013, warrants to purchase 1,000 shares of our common stock at an exercise price of $5.28 per share were exercised in accordance with the June 2012 Public Offerings underwriting agreements. In April 2013, we issued 358,460 shares of common stock related to cashless exercise of warrants. As of September 30, 2013, warrants to purchase 6,577,928 shares of our common stock were outstanding and exercisable.

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

MLV

On June 10, 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we may issue and sell shares of common stock having an aggregate offering price of up to $20.0 million or 2,397,278 shares, whichever occurs first, from time to time through MLV as the sales agent. Our issuance and sale of shares under the MLV Agreement, if any, are subject to the continued effectiveness of our registration statement on Form S-3, which was declared effective by the SEC on June 23, 2011 (File No. 333-174869), and the terms and conditions of the MLV Agreement. As of December 31, 2012, we had issued a total of 862,592 shares through MLV for total net proceeds of approximately $5.3 million. As of October 25, 2013, there have been no further issuances of shares through MLV.

Sources and Uses of Cash

Our cash and cash equivalents, totaled $19.3 million at September 30, 2013, up from $14.9 million at December 31, 2012. The increase of $4.4 million was primarily due to cash receipts from a licensing transaction partially offset by the use of cash to fund operations.

Net cash provided by operating activities was $4.7 million in the first nine months of 2013 and primarily resulted from cash received from licensing transactions partially offset by the net loss of $40.2 million. Net cash used in operating activities was $26.3 million in the first nine months of 2012 and primarily resulted from the net loss of $28.9 million.

Net cash used by investing activities was $7.3 million in the first nine months of 2013 and primarily consisted of cash used to purchase investments, net of proceeds from the maturity of investments, of $7.0 million. Net cash provided by investing activities was $35.4 million in the first nine months of 2012 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $35.6 million.

Net cash provided by financing activities was $7.0 million in the first nine months of 2013 and primarily consisted of the purchase of stock by Amgen (See Note 4 to unaudited condensed financial statements). Net cash provided by financing activities was $58.3 million in the first nine months of 2012 and primarily consisted of net proceeds of $56.0 million from the sale of 9,320,176 shares of common stock and 23,026 shares of Series B Preferred Stock in the June 2012 Public Offerings and the net proceeds of $2.8 million from our sale of 432,724 shares of common stock through MLV.

Shelf Registration Statement. In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011 (the “December 2011 Shelf”). The December 2011 Shelf allowed us to issue securities from time to time for an aggregate offering price of up to $100.0 million. In June 2012, we filed a supplemental shelf registration statement with the SEC, which was declared effective in June 2012 (the “Supplemental Shelf”). The Supplemental Shelf allows us to issue additional securities from time to time for an aggregate offering price of up to $20.0 million, and for a total aggregate offering price under the December 2011 Shelf and the Supplemental Shelf of up to $120.0 million. As of October 25, 2013, $18.3 million remains available to us under these shelf registration statements. The specific terms of offerings, if any, under these shelf registration statements will be established at the time of such offerings.

As of September 30, 2013, future minimum payments under our lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating leases (1)	$3,329	$6,997	$6,531	$—	$16,857

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue clinical development of our fast skeletal muscle troponin activator tirasemtiv for the potential treatment of ALS and other neuromuscular disorders. As part of our strategic alliance with Astellas, we expect to continue the development of our skeletal muscle troponin activator CK-2127107 for the potential treatment of non-neuromuscular indications associated with skeletal muscle weakness. We plan to continue to support the clinical development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection.

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

We have incurred an accumulated deficit of $489.1 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to development stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, licensing of our patents and know-how, contract payments under our collaboration agreements, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical development are omecamtiv mecarbil for the potential treatment of heart failure, tirasemtiv for the potential treatment of ALS and other neuromuscular disorders and CK-2127107 for the potential treatment of non-neuromuscular indications associated with muscle weakness. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

Furthermore, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, safety, efficacy or pharmacokinetic parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. Clinical trials of our drug candidates are designed based on guidance or advice from regulatory agencies, which is subject to change during the development of the drug candidate at any time. Such a change in a regulatory agency’s guidance or advice may cause that agency to deem results from trials to be insufficient to support approval of the drug candidate and require further clinical trials of that drug candidate to be conducted. In addition, individual patient responses to the dose administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety, efficacy or pharmacokinetic parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects observed in preclinical studies for some compounds in a particular research and development program may also occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient itself or from impurities or degradants that are present in the active pharmaceutical ingredient or could form over time in the formulated drug candidate or the active pharmaceutical ingredient. These toxicities or adverse effects could delay or prevent the filing of an IND (or a foreign equivalent) with respect to our drug candidates or potential drug candidates or cause us, our partners or the FDA or foreign regulatory authorities to modify, suspend or terminate clinical trials with respect to any drug candidate at any time during the development program. Further, the administration of two or more drugs contemporaneously can lead to interactions between them, and our drug candidates may interact with other drugs that trial subjects are taking. For example, in a Phase I drug-drug interaction study of tirasemtiv administered orally to healthy volunteers, co-administration of tirasemtiv and riluzole (an approved treatment for ALS) approximately doubled the average maximum riluzole plasma level, although it also appeared to reduce the variability of the riluzole plasma levels of the study subjects. If the adverse effects are severe or frequent enough to outweigh the potential efficacy of a drug candidate, the FDA or other regulatory authorities could deny approval of that drug candidate for any or all targeted indications. Even if one or more of our drug candidates were approved for sale as drugs, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA or foreign regulatory authorities to impose restrictions on, or stop, the further marketing of those drugs. Indications of potential adverse effects or toxicities which do not seem significant during the course of clinical trials may later turn out to actually constitute serious adverse effects or toxicities when a drug is used in large populations or for extended periods of time.

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

Clinical trials are subject to rigorous regulatory requirements and are very expensive, difficult and time-consuming to design and implement. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use of the drug candidate and safety concerns. We estimate that the clinical trials of our current drug candidates will each continue for several more years. However, the clinical trials for all or any of our drug candidates may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by many factors, including, but not limited to:

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

In June 2013, we entered into a strategic alliance with Astellas focused on the research, development and commercialization of skeletal muscle activators, other than tirasemtiv and certain related compounds. The primary objective of the strategic alliance is to advance novel therapies for indications associated with muscle weakness.

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

If the results of one or more clinical trials with CK-2127107 do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of CK-2127107 or certain of the potential clinical trials for CK-2127107, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of CK-2127107. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the strategic alliance’s two-year research term. If Astellas abandons CK-2127107, it would result in a delay in or could prevent us from further developing or commercializing CK-2127107, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Astellas, which may delay or cause the termination of any CK-2127107 clinical trials, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of CK-2127107 does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to CK-2127107. If Astellas abandons development of CK-2127107 prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for clinical development or commercialization, curtail or abandon that clinical development or commercialization, or undertake and fund the clinical development of CK-2127107 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of CK-2127107 ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

We have retained the rights to develop and commercialize tirasemtiv. We currently do not have a strategic partner for this drug candidate. We may seek one or more strategic partners or other arrangements with third parties to support Phase III clinical development and commercialization of tirasemtiv. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines. If we are unable to enter into a strategic alliance for tirasemtiv, we will be unable to conduct the one or more Phase III clinical trials we believe will be necessary to obtain marketing approval for tirasemtiv for the potential treatment of ALS unless we are able to acquire the funding to do so from another source.

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

Our CROs’ failure to carry out development activities on our behalf as agreed and in accordance with our and the FDA’s or other regulatory agencies’ requirements and applicable U.S. and foreign laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. For example, in June 2013 we learned from our data management vendor for our BENEFIT-ALS clinical trial that a programming error in the electronic data capture system controlling study drug assignment caused 58 patients initially randomized to and treated with tirasemtiv to receive placebo instead at a certain trial visit and for the remainder of the trial. In order to maintain the originally intended statistical power of the trial, we amended the protocol to permit enrollment of approximately 680 patients, or 180 patients in addition to the 500 patients allowed under the existing protocol. This protocol amendment will result in additional costs and delays in conducting BENEFIT-ALS. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited. If we fail to effectively manage the CROs carrying out the development of our drug candidates or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.

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

We have discovered and are currently developing drug candidates that have what we believe are novel mechanisms of action directed against cytoskeletal targets, and intend to continue to do so. Because no currently approved drugs appear to operate via the same biochemical mechanisms as our compounds, we cannot be certain that our drug candidates will result in commercially viable drugs that safely and effectively treat the indications for which we intend to develop them. The results we have seen for our compounds in preclinical models may not translate into similar results in humans, and results of early clinical trials in humans may not be predictive of the results of larger clinical trials that may later be conducted with our drug candidates. Even if we are successful in developing and receiving regulatory approval for a drug candidate for the treatment of a particular disease, we cannot be certain that it will be accepted by prescribers or be reimbursed by insurers or that we will also be able to develop and receive regulatory approval for that or other drug candidates for the treatment of other diseases. If we or our partners are unable to successfully develop and commercialize our drug candidates, our business will be materially harmed.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved by the FDA for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia and potentially other indications. Novartis (in collaboration with Morphosys AG), is conducting clinical development with an activin type-IIB receptor antagonist, bimagrumab, to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted.

If omecamtiv mecarbil is approved for marketing by the FDA for heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; sererelaxin and LCZ-696, which are being developed by Novartis; cenderitide (CD-NP), which is being developed by Nile Therapeutics, Inc., TRV-027, which is being developed by Trevena; aladorian, which is being developed by Armgo Pharma, Inc; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc.; Neurocardin, which is being developed by Zensun Sci & Tech, Ltd; Mydicar, a genetically-targeted enzyme replacement therapy for advanced heart failure which is being developed by Celladon Corporation; and levosimendan, which was recently acquired for development by Oxygen Biotherapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

Our employees or contractors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, anti-fraud and abuse laws, anti-bribery laws and insider trading.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	announcements concerning any of the clinical trials for our drug candidates, such as tirasemtiv for the potential treatment of ALS, CK-2127107 for the potential treatment of non-neuromuscular indications associated with muscle weakness and omecamtiv mecarbil for the potential treatment of heart failure (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

•	announcements concerning our strategic alliance with Amgen or Astellas or future strategic alliances;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel;

•	substantial sales of our common stock by our existing stockholders, whether or not related to our performance;

•	automated trading activity by algorithmic and high-frequency trading programs; and

•	volatility in the stock prices of other companies in our industry or in the stock market generally.

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

As of October 25, 2013, our executive officers, directors and their affiliates beneficially owned or controlled approximately 5.2% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of October 25, 2013, there were 7,692,096 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.95 per share, and 2,451,522 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $15.18 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(4)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.(5)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(9)

4.1	Specimen Common Stock Certificate.(6)

4.2	Registration Rights Agreement, dated December 29, 2006, by and between the Company and Amgen, Inc.(10)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(4)

4.4	Form of Common Stock Warrant Agreement.(7)

4.5	Form of Preferred Stock Warrant Agreement.(7)

4.6	Form of Warrant.(8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 000-50633), filed with the Securities and Exchange Commission on August 4, 2011.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K (File No. 000-50633), filed with the Securities and Exchange Commission on April 18, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K (File No. 000-50633), filed with the Securities and Exchange Commission on June 20, 2012.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 000-50633), filed with the Security and Exchange Commission on May 9, 2007.
(7)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.
(8)	Incorporated by reference from our Current Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012 (File No. 000-50633).
(9)	Incorporated by reference from our Current Report on Form 8-K (File No. 000-50633), filed with the Securities and Exchange Commission on June 25, 2013.
(10)	Incorporated by reference from our Current Report on Form 8-K (File No. 000-50633), filed with the Securities and Exchange Commission on January 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2013	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(2)

3.3	Amended and Restated Bylaws.(3)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(4)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.(5)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(9)

4.1	Specimen Common Stock Certificate.(6)

4.2	Registration Rights Agreement, dated December 29, 2006, by and between the Company and Amgen, Inc.(10)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(4)

4.4	Form of Common Stock Warrant Agreement.(7)

4.5	Form of Preferred Stock Warrant Agreement.(7)

4.6	Form of Warrant.(8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 000-50633), filed with the Securities and Exchange Commission on August 4, 2011.
(3)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K (File No. 000-50633), filed with the Securities and Exchange Commission on April 18, 2011.
(5)	Incorporated by reference from our Current Report on Form 8-K (File No. 000-50633), filed with the Securities and Exchange Commission on June 20, 2012.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q (File No. 000-50633), filed with the Security and Exchange Commission on May 9, 2007.
(7)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.
(8)	Incorporated by reference from our Current Report on Form 10-Q (File No. 000-50633), filed with the Securities and Exchange Commission on August 6, 2012.
(9)	Incorporated by reference from our Current Report on Form 8-K (File No. 000-50633), filed with the Securities and Exchange Commission on June 25, 2013.
(10)	Incorporated by reference from our Current Report on Form 8-K (File No. 000-50633), filed with the Securities and Exchange Commission on January 3, 2007.