Form 10-K
period 2013-12-31
CYTOKINETICS INC
filed 2014-03-07
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $331.2 million, computed by reference to the last sales price of $11.57 as reported by the NASDAQ Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 28, 2013. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 58,501 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 28, 2014 was 36,078,367 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

Year Ended December 31, 2013

PART I

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2014;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, Amgen Inc. and Astellas Pharma Inc. (“Astellas”), including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	the ability of our amendments to the protocol of our BENEFIT-ALS clinical trial to maintain the originally intended statistical power of the trial;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected timing for recognition of compensation cost related to unvested stock options; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

our ability to acquire the funding necessary to conduct the one or more confirmatory Phase III clinical trials for tirasemtiv in patients with amyotrophic lateral sclerosis (also known as ALS or Lou Gehrig’s disease), if supported by the results from our BENEFIT-ALS clinical trial, that we expect will be required to obtain marketing approval for tirasemtiv for the treatment of ALS;

•

Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and other related compounds, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and other related compounds;

•

Astellas’ decisions with respect to the timing, design and conduct of research and development activities for CK-2127107 and other skeletal muscle activators, including decisions to postpone or discontinue research or development activities relating to CK-2127107 and other skeletal muscle activators;

•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our receipt of funds and access to other resources under our current or future strategic alliances;

•	difficulties or delays in the development, testing, manufacturing or commercialization of our drug candidates;

•	difficulties or delays, or slower than anticipated patient enrollment, in our or partners’ clinical trials;

•	difficulties or delays in the manufacture and supply of clinical trial materials;

•	failure by our contract research organizations, contract manufacturing organizations and other vendors to properly fulfill their obligations or otherwise perform as expected;

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;

•

the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•

changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may limit the commercial potential of our drug candidates;

•	difficulties or delays in achieving market access and reimbursement for our drug candidates and the potential impacts of health care reform;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;

•	potential infringement or misuse by us of the intellectual property rights of third parties;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	accrual information provided by our contract research organizations and other vendors;

•	potential ownership changes under Internal Revenue Code Section 382; and

•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

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

Item 1.    Business

Overview

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a clinical stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of skeletal or cardiac muscle. We are also conducting earlier-stage research directed to other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

Our lead drug candidate from our skeletal muscle contractility program, tirasemtiv (formerly known as CK-2017357), is a fast skeletal muscle troponin activator. Cytokinetics holds the rights to tirasemtiv and is independently developing this drug candidate for the potential treatment of ALS and other neuromuscular disorders. We are currently conducting a Phase II clinical trials program for tirasemtiv, including an ongoing Phase IIb clinical trial in patients with ALS, known as BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS). We have concluded enrollment in BENEFIT-ALS and we anticipate reporting results from this clinical trial in April 2014. Tirasemtiv has been granted orphan drug designation and fast track status by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for the potential treatment of ALS. We anticipate that we will need to conduct at least one confirmatory Phase III clinical trial of tirasemtiv in patients with ALS, if supported by the results of BENEFIT-ALS, to gain marketing approval.

We are also developing CK-2127107, a structurally distinct, fast skeletal muscle troponin activator, under a strategic alliance with Astellas established in June 2013. CK-2127107 is being evaluated in Phase I clinical trials for potential non-neuromuscular indications associated with muscle weakness. We also are conducting joint research with Astellas directed to next-generation skeletal muscle activators. Further details regarding our strategic alliance with Astellas can be found below in Item 1 of this report under “Research and Development Programs — Skeletal Muscle Contractility Program — CK-2127107 and Other Skeletal Muscle Activators — Astellas Strategic Alliance.”

Our lead drug candidate from our cardiac muscle contractility program, omecamtiv mecarbil (formerly known as CK-1827452), is a novel cardiac muscle myosin activator that is being developed under a strategic alliance with Amgen. In June 2013, we expanded the collaboration to include Japan. As a result, Amgen holds an exclusive license to develop and commercialize omecamtiv mecarbil worldwide, subject to our development and commercialization participation rights. An intravenous formulation of omecamtiv mecarbil was studied in a Phase IIb clinical trial known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), which was designed to evaluate the safety and efficacy of omecamtiv mecarbil in patients with left ventricular systolic dysfunction who are hospitalized with acute heart failure.

Another Phase II clinical trial, known as COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure), is currently being conducted. The primary objectives of COSMIC-HF are selecting an oral modified release formulation and doses of omecamtiv mecarbil for chronic twice-daily dosing in patients with heart failure and left ventricular systolic dysfunction, and characterizing its pharmacokinetics during 20 weeks of treatment.

We also are conducting joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program. Further details regarding our strategic alliance with Amgen can be found below in Item 1 of this report under “Research and Development Programs — Cardiac Muscle Contractility Program — Amgen Strategic Alliance.”

Two of our drug candidates have demonstrated pharmacodynamic activity in patients: tirasemtiv in patients with ALS, in patients with myasthenia gravis and in patients with claudication associated with peripheral artery disease; and omecamtiv mecarbil in patients with heart failure. Our drug candidate CK-2127107 has demonstrated pharmacological activity in preclinical models. In 2014, we expect to continue to focus on translating the observed pharmacodynamic activity of these compounds into potentially meaningful clinical benefits for patients.

Following is a summary of the planned clinical development activities for our drug candidates:

Drug Candidate (Mechanism of Action)	Mode of Administration	Potential Indication(s)	Development Status and Planned Development Activities
Skeletal Muscle Contractility Program

Tirasemtiv[1] (fast skeletal muscle troponin activator)	oral	neuromuscular diseases and conditions associated with muscle weakness	• We anticipate reporting results from BENEFIT-ALS at the American Academy of Neurology Annual Meeting in Philadelphia, PA in April 2014.

CK-2127107[2] (fast skeletal muscle troponin activator)	oral	non-neuromuscular indications associated with muscle weakness	• We anticipate conducting additional Phase I studies and certain Phase II readiness activities in 2014 pursuant to our collaboration agreement with Astellas.

Cardiac Muscle Contractility Program

Omecamtiv mecarbil[3] (cardiac muscle myosin activator)	oral	heart failure

• We anticipate the commencement of patient enrollment in the expansion phase of COSMIC-HF to occur in the first half of 2014 following regulatory authorities’ review of responses relating to information requests provided in connection with the protocol submitted for the trial.

• We anticipate the enrollment of patients in the expansion phase of COSMIC-HF to be completed in 2014.

Omecamtiv mecarbil[3] (cardiac muscle myosin activator)	IV/oral	heart failure

• We anticipate commencement of patient enrollment in CY 1211 to occur in the first half of 2014 following regulatory authorities’ review of responses relating to information requests provided in connection with the protocol submitted for the trial.

• We anticipate the conduct of CY 1211 to be completed in 2014.

1	Independent development by Cytokinetics

2	Development pursuant to our strategic alliance with Astellas

3	Development pursuant to our strategic alliance with Amgen

All of our drug candidates have arisen from our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. We believe that this focus and the resulting knowledge and expertise that we have developed, especially with our proprietary technologies that permit us to evaluate the function of cytoskeletal proteins in high information content biological assays, has allowed us to increase the efficiency of our drug discovery activities. Our research and development activities since our inception in 1997 have produced multiple drug candidates that have progressed into clinical testing. Each of these drug candidates has a novel mechanism of action compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a productive area for drug discovery. We intend to leverage our experience in muscle contractility in order to expand our current pipeline, and expect to identify additional potential drug candidates that may be suitable for clinical development.

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

Research and Development Programs

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

Small molecules that affect muscle contractility may have several applications for a variety of serious diseases and medical conditions. For example, certain diseases and medical conditions associated with muscle weakness may be amenable to treatment by enhancing the contractility of skeletal muscle, and heart failure is a disease often characterized by impaired cardiac muscle contractility which may be treated by modulating the contractility of cardiac muscle.

Because the modulation of the contractility of different types of muscle, such as cardiac muscle and skeletal muscle, may be relevant to multiple diseases or medical conditions, we believe we can leverage our expertise in these areas to more efficiently discover and develop as potential drugs compounds that modulate the applicable muscle type for multiple indications.

We are currently developing a number of small molecule compounds arising from our muscle contractility programs. Tirasemtiv is our lead drug candidate from our skeletal muscle contractility program. We are conducting a Phase II clinical trials program for tirasemtiv, including an ongoing Phase IIb clinical trial. Potential indications for which this drug candidate may be useful include skeletal muscle weakness associated with neuromuscular diseases, such as ALS. CK-2127107, another drug candidate from this program, is partnered with Astellas world-wide, and is in Phase I clinical development for the potential treatment of non-neuromuscular indications associated with muscle weakness. Omecamtiv mecarbil, a novel cardiac muscle myosin activator, is partnered with Amgen world-wide. An intravenous formulation of omecamtiv mecarbil has been studied in a Phase IIb clinical trial in patients with acute heart failure, and oral formulations of omecamtiv mecarbil are being studied in a Phase II clinical trial in patients with heart failure. We are also planning a Phase I study comparing the pharmacokinetics of omecamtiv mecarbil between healthy Japanese and Caucasian volunteers.

We are continuing to conduct discovery, characterization and lead optimization activities for other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

Research and Development Expense.    Our research and development expenses were $49.5 million, $35.6 million and $37.2 million for 2013, 2012 and 2011, respectively.

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

Tirasemtiv is the lead drug candidate from this program, and is in Phase II clinical development. Cytokinetics holds the rights to tirasemtiv. We are also developing another drug candidate from this program, CK-2127107, which is being evaluated in Phase I clinical trials in collaboration with Astellas for potential non-neuromuscular indications associated with muscle weakness. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and tirasemtiv has demonstrated evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv.    Tirasemtiv, a fast skeletal troponin activator, is the lead drug candidate from our skeletal muscle contractility program. We have conducted three “evidence of effect” Phase IIa clinical trials of tirasemtiv. These evidence of effect clinical trials were randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of tirasemtiv administered to patients with impaired muscle function. These studies were intended to translate the mechanism of action of tirasemtiv into potentially clinically relevant pharmacodynamic effects, which may then form the basis for larger clinical trials designed to demonstrate proof of concept and possibly even to support registration. The first of these trials was conducted in patients with ALS, a chronic and progressive disease in which the motor neurons die, thus denervating skeletal muscles and causing them to atrophy. This leads to weakness, fatigue, and eventually complete paralysis and death, primarily from respiratory complications. The second of these trials was conducted in patients with myasthenia gravis, a chronic, autoimmune, neuromuscular disease which is the most common primary disorder of neuromuscular transmission. The third of these trials was conducted in patients with symptoms of claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise, associated with peripheral artery disease. Evidence of potentially clinically relevant pharmacodynamic effects was observed in each of these trials. We are now conducting BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS), a Phase IIb clinical trial of tirasemtiv in patients with ALS. We anticipate that we will need to conduct at least one confirmatory Phase III clinical trial of tirasemtiv in patients with ALS, if supported by the results of BENEFIT-ALS, to gain marketing approval.

Tirasemtiv Clinical Development

BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS).    In October 2012, we initiated BENEFIT-ALS, a multi-national, double-blind, randomized, placebo-controlled trial originally planned to enroll at least 400 patients and subsequently increased to enroll up to 500 patients. All patients began treatment with open-label tirasemtiv at 125 mg twice daily. Patients who completed a week of open-label tirasemtiv at this starting dose were randomized 1-to-1 to receive 12 weeks of double-blind treatment with tirasemtiv or placebo. Clinical assessments take place monthly during double-blinded treatment. Randomized patients also participate in follow-up evaluations at both 7 and 28 days after their final dose of double-blind study drug. The primary analysis of BENEFIT-ALS will compare the mean change from baseline in the ALS Functional Rating Scale in its revised form, or ALSFRS-R (a clinically validated instrument designed to measure disease progression and changes in functional status), in patients receiving tirasemtiv versus those receiving placebo. Secondary endpoints will include maximum voluntary ventilation, or MVV (a clinical assessment of pulmonary function and endurance), and measures of skeletal muscle function. Patients will receive tirasemtiv or placebo dosed twice daily. Patients taking riluzole (an approved treatment for ALS) at the time of enrollment who were randomized to receive double-blind tirasemtiv received riluzole at a reduced dose of 50 mg daily, in a blinded manner. We are conducting BENEFIT-ALS at over 70 sites across the United States, Canada and several European countries.

In July 2013, we were informed by our data management vendor that a programming error in the electronic data capture system controlling study drug assignment caused 58 patients initially randomized to and treated with tirasemtiv to receive placebo instead at a certain study visit and for the remainder of the study. No patients randomized to placebo were dispensed incorrect treatment. Cytokinetics and all clinical trial site personnel remain blinded to the specific patients affected by the error. Following detection of the error, we took steps to ensure that no further incorrect study drug assignments occurred and to correct the programming error in the electronic data capture system controlling study drug assignment. In addition, we convened an ad hoc meeting of the Data Safety Monitoring Board (DSMB) for BENEFIT-ALS to assess whether the error in dispensing study drug had impacted the safety of the 58 affected patients. After review of the then-available safety data from BENEFIT-ALS, the DSMB reported no concerns regarding patient safety. Following interactions with regulatory authorities, we amended the protocol for BENEFIT-ALS to enable increased enrollment to approximately 680 patients and to update the statistical methods section, in both cases with the objective to maintain the originally intended statistical power of the trial. We have concluded enrollment in BENEFIT-ALS with 711 patients of which over 400 have completed 12 weeks of treatment, and anticipate reporting the results from this clinical trial at the American Academy of Neurology (AAN) Annual Meeting in Philadelphia, PA in April 2014.

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

In April 2012, at the AAN 64th Annual Meeting, results were presented from CY 4024, a Phase II, two-part, randomized, double-blind, placebo-controlled, multiple-dose, safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of tirasemtiv in patients with ALS. Patients in Part A of this trial were not taking riluzole; patients in Part B received riluzole at the reduced dose of 50 mg daily. In this trial, tirasemtiv appeared to be generally safe and well-tolerated when dosed daily at 125 mg, 250 mg and 375 mg once daily for two weeks. This trial was not designed or powered to evaluate statistically the effects of tirasemtiv on the various outcome measures that were assessed during the study. However, encouraging dose-related trends were observed in measurements of ALSFRS-R and in MVV. Plasma concentrations of tirasemtiv were unaffected by co-administration with riluzole, while riluzole plasma levels were greater when co-administered with tirasemtiv than when not co-administered with tirasemtiv. Adverse events and clinical assessments during treatment with tirasemtiv appeared similar, with or without co-administration of riluzole. Dizziness, the most commonly reported adverse event, was mostly mild and generally began and resolved early after initiating treatment. The incidence and persistence of dizziness appeared dose-related but was mild in severity in all patients who completed study drug treatment. Most reports of dizziness began early after initiating treatment and resolved spontaneously within the first week of treatment in all but one patient who nevertheless completed the trial. No serious adverse events were reported.

Also in April 2012 at the AAN 64th Annual Meeting, results were presented from a Phase II, randomized, double-blind, placebo-controlled, multiple-dose, clinical trial of tirasemtiv in patients with ALS receiving riluzole at the reduced dose of 50 mg daily (CY 4025). The authors concluded that the twice-daily dose titration regimen evaluated in the trial appeared generally safe and well-tolerated, and that the majority of patients could be titrated successfully to a tirasemtiv dose level of 250 mg twice daily. This trial was not designed or powered to evaluate statistically the effects of tirasemtiv on the various outcome measures that were assessed during the study. However, encouraging trends toward functional improvements were observed in patients receiving tirasemtiv versus those receiving placebo. In this trial, tirasemtiv treatment was associated with increases in measurements of ALSFRS-R that were similar in direction, and in MVV that were similar in both direction and magnitude, to those observed in CY 4024.

Background on ALS Market.    Limited options exist for the treatment of patients with ALS, which affects as many as 30,000 Americans, with an estimated 5,600 new cases diagnosed each year in the U.S. Based on our proprietary research, the per capita prevalence and incidence appears similar in the major European markets. ALS is 20% more common in men than women; however, with increasing age, the prevalence becomes more equal between men and women. The life expectancy of an ALS patient averages two to five years from the time of diagnosis with 90 to 95% of those diagnosed with ALS having the sporadic form. Of the remaining ALS patient population, 5 to 10% have a family history of the disease (familial ALS). In cases of familial ALS, there is an approximately 50% chance each offspring will develop the disease. Based on our proprietary research, the majority of patients with ALS in the U.S. and Europe receive treatment at multidisciplinary centers that specialize in the unique needs of these patients. In the U.S., there are approximately 90 ALS centers of excellence, according to either the ALS Association or the Muscular Dystrophy Association. For most patients with ALS, death is usually due to respiratory failure because of diminished strength in the skeletal muscles responsible for breathing. We are evaluating other market opportunities for our skeletal muscle sarcomere activators.

CK-2127107 and Other Skeletal Muscle Activators

Astellas Strategic Alliance.    In June 2013, we entered into a collaboration and license agreement with Astellas (the “Astellas Agreement”). Under the Astellas Agreement, we granted Astellas an exclusive license to co-develop and jointly commercialize CK-2127107 for potential application in non-neuromuscular indications associated with skeletal muscle weakness worldwide. CK-2127107 is being developed jointly by Cytokinetics and Astellas. Cytokinetics is primarily responsible for the conduct of Phase I clinical trials and certain Phase II readiness activities for CK-2127107. Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

The companies are jointly conducting research to identify next-generation skeletal muscle activators to be nominated as potential drug candidates, at Astellas’ expense, over a two-year term, which may be extended by the companies’ mutual consent. Astellas has the exclusive rights to develop and commercialize fast skeletal troponin activators from this research program in non-neuromuscular indications and to develop and commercialize other novel mechanism skeletal muscle activators from this research program in all indications, subject to certain Cytokinetics’ co-development and co-promotion rights. Astellas will be responsible for the costs associated with the development of all collaboration products, including CK-2127107.

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

In July 2013, we received an upfront payment of $16 million in connection with the execution of the Astellas Agreement, and we are eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. Based on the achievement of pre-specified criteria, we may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. We may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Astellas Agreement. If Astellas commercializes any collaboration products, we will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to these development, commercial launch and sales milestones, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

CK-2127107 Clinical Development

CY 5011.    In April 2013, we announced the initiation of a first-time-in-humans Phase I clinical trial of CK-2127107 in healthy male volunteers, known as CY 5011. CY 5011 was a double-blind, randomized, placebo-controlled study designed to assess the safety, tolerability, and pharmacokinetics of single ascending oral doses of CK-2127107 administered in a three-period crossover design. We announced results from this trial in December 2013 at the 7th International Conference of the Society on Sarcopenia, Cachexia and Wasting Disorders in Kobe, Japan. Planned single doses of CK-2127107 up to 4000 mg, the highest dose administered in this trial, were well-tolerated; therefore, a maximum tolerated dose was not defined. The pharmacokinetic profile of CK-2127107 was linear and dose-proportional across the dose range studied, with a mean terminal half-life compatible with once or twice daily dosing.

CY 5014.    During the fourth quarter of 2013, Cytokinetics completed dosing in CY 5014, a Phase I clinical trial of CK-2127107 in healthy male volunteers. CY 5014 is a randomized, open-label, two-period crossover study designed to assess the relative oral bioavailability, pharmacokinetics, safety and tolerability of two oral formulations of CK-2127107.

In 2014, we expect to conduct additional Phase I studies and certain Phase II readiness activities pursuant to our collaboration agreement with Astellas.

Ongoing Research in Skeletal Muscle Activators.    Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal muscle troponin activators to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere. We are conducting a joint research program with Astellas directed to the discovery of next-generation skeletal muscle activators. Under the Astellas Agreement, Astellas will reimburse us for certain research activities we perform.

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

Amgen Strategic Alliance.    In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure (the “Amgen Agreement”). The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In May 2009, Amgen exercised its option. As a result, Amgen became responsible for the development and commercialization of omecamtiv mecarbil and related compounds at its expense worldwide (excluding Japan), subject to our development and commercialization participation rights. Amgen will reimburse us for certain research and development activities we perform under the collaboration.

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. Under the Amgen Agreement Amendment, we plan to conduct a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50 million, and royalties on sales of omecamtiv mecarbil in Japan. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of our common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. Pursuant to this agreement, Amgen has agreed to certain trading and other restrictions with respect to our common stock.

Under the Amgen Agreement, as amended, we are eligible for potential pre-commercialization and commercialization milestone payments of up to $650 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding Phase III development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

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

Omecamtiv Mecarbil Clinical Development

Current Clinical Trials.    In March 2013, we announced the initiation of dosing of patients in COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure). COSMIC-HF is a Phase II, double-blind, randomized, placebo-controlled, multicenter, dose escalation study designed to evaluate several modified-release oral formulations of omecamtiv mecarbil in patients with heart failure and left ventricular systolic dysfunction. COSMIC-HF is being conducted by Amgen in collaboration with Cytokinetics. The primary objectives of this trial are to select an oral modified release formulation and doses of omecamtiv mecarbil for chronic twice-daily dosing in patients with heart failure and left ventricular systolic dysfunction and to characterize its pharmacokinetics during 20 weeks of treatment. The secondary objective is to evaluate the safety and tolerability of oral omecamtiv mecarbil. In addition, we will have an opportunity to evaluate the potential for sustained pharmacodynamic effects and their relationship to the pharmacokinetics of this drug candidate. During the third quarter of 2013, the second cohort of the dose escalation phase of COSMIC-HF completed enrollment. We and Amgen recently reviewed results from COSMIC-HF and selected an oral formulation of omecamtiv mecarbil for evaluation in the planned expansion phase of the trial. We and Amgen have agreed to amend the protocol to evaluate a plasma concentration-guided dose titration strategy in the expansion phase of COSMIC-HF. The size of the expansion phase has been increased with the objective to provide greater statistical power for the planned evaluation of several pharmacodynamic parameters during oral dosing with omecamtiv mecarbil. This trial is being conducted by Amgen in collaboration with Cytokinetics.

Recently, Cytokinetics and Amgen agreed on the protocol and budget for the planned Phase I pharmacokinetic study, CY 1211, in healthy volunteers of both Japanese and non-Japanese ethnicity. The trial will be conducted by Cytokinetics in collaboration with Amgen. The costs of the trial will be reimbursed by Amgen.

We are collaborating with Amgen to respond to information requests received from regulatory authorities relating to their ongoing review of the protocols submitted for COSMIC-HF and CY 1211. We anticipate commencement of patient enrollment in both the expansion phase of COSMIC-HF and in CY 1211 to occur in the first half of 2014 following regulatory authorities’ review of responses relating to these information requests. We expect both the enrollment of patients in the expansion phase of COSMIC-HF and the conduct of CY 1211 to be completed in 2014.

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

Rates of adverse events (AEs), serious AEs, adjudicated deaths and hospitalizations were similar between omecamtiv mecarbil and placebo groups. There were seven post-randomization myocardial infarctions in the treatment groups receiving omecamtiv mecarbil compared with three in the placebo groups (2.3 percent vs. 1.0 percent, respectively). However, there was no relationship between the maximum increase from the baseline troponin (a biomarker specific for cardiac muscle damage) and increasing plasma concentrations of omecamtiv mecarbil. Four of the myocardial infarctions occurred more than seven days following termination of the 48-hour drug infusion. The estimated plasma concentrations near the time of these events were zero. Three of these events occurred in patients who received omecamtiv mecarbil and one occurred in a patient who received placebo. One myocardial infarction occurred subsequent to a percutaneous coronary intervention in a patient who received omecamtiv mecarbil. One myocardial infarction occurred in a patient with sepsis who received placebo. Omecamtiv mecarbil was not associated with an increased incidence of tachyarrhythmias nor were heart rate or blood pressure adversely affected.

Prior Clinical Experience with Omecamtiv Mecarbil.    Prior to Amgen’s exercise of its option, Cytokinetics conducted a clinical trials program for omecamtiv mecarbil comprised of multiple Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamic and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time (i.e., the time in which the heart is contracting). However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

Phase IIa stable heart failure (safety, tolerability, pharmacokinetics and pharmacodynamics).    In 2009, we presented final results from our Phase IIa clinical trial evaluating omecamtiv mecarbil administered intravenously to patients with stable heart failure. The final results showed statistically significant increases in systolic ejection time, and in stroke volume, cardiac output, fractional shortening and ejection fraction (all measures of cardiac function), that occurred across the patient population in a concentration-dependent manner. In addition, the results demonstrated statistically significant correlations between increasing omecamtiv mecarbil plasma concentrations and decreases in left ventricular end-systolic volume, left ventricular end-diastolic volume and heart rate. Omecamtiv mecarbil appeared to be generally well-tolerated in stable heart failure patients over a range of plasma concentrations during continuous intravenous administration. Patients with reduced stroke volumes (<50 ml) at baseline had generally greater pharmacodynamic responses to omecamtiv mecarbil than those in patients with greater stroke volumes at baseline, demonstrating robust pharmacodynamic activity in this more severely affected sub-population of patients from the trial.

Phase IIa ischemic cardiomyopathy and angina (safety and tolerability).    In 2009, we presented results from a double-blind, randomized, placebo-controlled Phase IIa clinical trial evaluating the effect of omecamtiv mecarbil on symptom-limited exercise tolerance in heart failure patients with ischemic cardiomyopathy and angina. The primary safety endpoint of this clinical trial was stopping an exercise treadmill test due to angina at a stage earlier than the shorter of two baseline exercise treadmill tests. This endpoint occurred in one patient receiving placebo and in no patients receiving either the lower or higher of two dose levels of omecamtiv mecarbil. In heart failure patients with ischemic cardiomyopathy and angina, who theoretically could be most vulnerable to the possible deleterious consequences of systolic ejection time prolongation, treatment with omecamtiv mecarbil, at doses producing plasma concentrations previously demonstrated in other trials to increase cardiac function, did not appear to deleteriously affect a broad range of safety assessments in the setting of exercise.

Phase I Clinical Trials.    Seven Phase I clinical trials of omecamtiv mecarbil have been conducted in healthy subjects: five conducted by Cytokinetics and two conducted by Amgen in collaboration with Cytokinetics. Results from these trials were reported previously.

Ongoing Research in Cardiac Muscle Contractility.    In 2013, we agreed with Amgen to additional research activities intended to be conducted through 2014 under the research plan directed to next-generation compounds in our cardiac muscle contractility program. Under the Amgen Agreement, Amgen will reimburse us for certain research activities we perform.

Background on Heart Failure Market.    Heart failure is a widespread and debilitating syndrome affecting millions of people in the United States. The high and rapidly growing prevalence of heart failure translates into significant hospitalization rates and associated societal costs. About 5.8 million people in the United States have heart failure, resulting in nearly one million hospital discharges with the primary diagnosis of heart failure and approximately 300,000 deaths each year. For people over 65 years of age, heart failure incidences approach 10 per 1000 and approximately 50% of people diagnosed with heart failure will die within 5 years of diagnosis. These numbers are increasing due to the aging of the U.S. population and an increased likelihood of survival following acute myocardial infarctions. The costs to society attributable to the prevalence of heart failure are high, especially as many chronic heart failure patients suffer repeated acute episodes. Despite currently available therapies, readmission rates for heart failure patients remain high. In general, the mortality following hospitalization for patients with heart failure is 10.4% at 30 days, 22% at one year and 42.3% at 5 years, despite the availability of therapeutic alternatives for treatment of these patients. These poor outcomes in the setting of current therapies points to the need for novel therapeutics that may offer further reductions in morbidity and mortality. The annual cost of heart failure to the U.S. health care system is estimated to be $32 billion and is predicted to grow 120% to almost $70 billion by the year 2030. Today, a portion of that cost is attributable to drugs used to treat each of chronic and acute heart failure. Approximately 70% of those costs are due to hospitalization, home health and physician care. In the U.S., Medicare is one of the largest payors for heart failure related costs. Approximately 50% of Medicare beneficiaries with heart failure are concentrated in the top 20% of the hospital referral regions in the U.S, which generally include 5 to 10 hospitals in a geographic area. New drug therapies that could reduce the number of hospitalizations could decrease the cost to the health care system.

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

Our Intellectual Property

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2013, we owned or controlled 119 issued U.S. patents and over 150 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

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

Similar regulatory procedures generally apply in countries outside of the United States. This testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Nonclinical tests include laboratory evaluation of product chemistry, formulation and stability, and studies to evaluate toxicity and pharmacokinetics in animals. The results of nonclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects may be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND or a foreign equivalent, or those of our collaborators, may not result in authorization from the FDA or its foreign equivalent to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (“IRB”) or its foreign equivalent for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or their foreign equivalents, or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Clinical Trials.    For purposes of an NDA or equivalent submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•

Phase I:    Phase I includes the initial introduction of a drug candidate into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the drug candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase I, sufficient information about the drug candidate’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase II studies.

•

Phase II:    Phase II includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug candidate. These clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to make an initial determination of potential efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. Phase IIa clinical trials generally are designed to study the pharmacokinetic or pharmacodynamic properties and to conduct a preliminary assessment of safety of the drug candidate over a measured dose response range. In some cases, a sponsor may decide to conduct a Phase IIb clinical trial, which is a second, typically larger, confirmatory Phase II trial that could, if positive and accepted by a regulatory authority, serve as a pivotal clinical trial in the approval of a drug candidate.

•

Phase III:    These clinical trials are commonly referred to as pivotal clinical trials. If the Phase II clinical trials demonstrate that a dose range of the drug candidate is potentially effective and has an acceptable safety profile, Phase III clinical trials are then undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. Phase III trials are also intended to provide an adequate basis for extrapolating the results to the general population and transmitting that information in the drug labeling. Phase III studies usually include several hundred to several thousand people.

At any time during the conduct of a clinical trial, the FDA or a foreign equivalent can impose a clinical hold on the trial if it believes the trial is unsafe or that the protocol is clearly deficient in design in meeting its stated objectives, which requires the conduct of the trial to cease until the clinical hold is removed. In some cases, the FDA or foreign equivalent may condition approval of marketing approval for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after marketing approval, known as Phase IV clinical trials.

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

New Drug/Marketing Approval Application.    The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. In addition, the FDA may require that a proposed Risk Evaluation and Mitigation Strategy, also known as a REMS, be submitted as part of the NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. Similar, and in some cases additional, requirements apply in foreign jurisdictions for marketing approval applications for drugs in those jurisdictions. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA often, but not always, follows the advisory committee’s recommendations. The FDA may deny approval of an NDA by issuance of a complete response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical data, including data in a pediatric population, or an additional pivotal Phase III clinical trial or impose other conditions that must be met in order to secure final approval for an NDA. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our partners do. Once issued, the FDA or foreign equivalent may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA or its foreign counterparts may require further testing, including Phase IV clinical trials, and surveillance or restrictive distribution programs to monitor the effect of approved drugs which have been commercialized. The FDA and its foreign counterparts have the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain prior FDA approval of a new NDA or NDA supplement, or the foreign equivalent, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

If tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia and potentially other indications. Novartis (in collaboration with Morphosys AG), is conducting clinical development with an activin type-IIB receptor antagonist, bimagrumab, to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted.

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide) and Procoralan (ivabradine). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; Reasanz (serelaxin) and LCZ-696, which are being developed by Novartis; cenderitide (CD-NP), which is being developed by Carpicor Therapeutics, Inc., TRV-027, which is being developed by Trevena; ularitide, which is being developed by Cardiorentis Ltd.; aladorian, which is being developed by ARMGO Pharma, Inc; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc.; Neurocardin, which is being developed by Zensun Sci & Tech, Ltd; Mydicar, a genetically-targeted enzyme replacement therapy for advanced heart failure which is being developed by Celladon Corporation; and levosimendan, which was acquired for development by Oxygen Biotherapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

For further details on the risks relating to our competitors, please see the risk factors under Item 1A of this report, including, but not limited to, the risk factor entitled “Our competitors may develop drugs that are less expensive, safer or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.”

Employees

As of December 31, 2013, our workforce consisted of 85 full-time employees, 28 of whom hold Ph.D. or M.D. degrees, or both, and 16 of whom hold other advanced degrees. Of our total full-time employees, 64 are engaged in research and development and 21 are engaged in business development, finance and administration functions.

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

Investor Information

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website at www.cytokinetics.com or by contacting the Investor Relations Department at our corporate offices by calling 650-624-3060. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities. We have funded all of our operations and capital expenditures with proceeds from private and public sales of our equity securities, strategic alliances with Amgen, Astellas and others, equipment financings, interest on investments and government grants. We believe that our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we anticipate that we will need to conduct at least one Phase III clinical trial for tirasemtiv following the BENEFIT-ALS trial, if supported by the results, in order to obtain marketing approval for tirasemtiv for the potential treatment of ALS. We will require significant additional funding to enable us to conduct any such Phase III clinical trials. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than reimbursements, milestone and royalty payments that we may receive under our collaboration agreements with Amgen and Astellas. We may not receive any further funds under those agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

To the extent that we raise additional funds through strategic alliances or licensing and other arrangements with third parties, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds by issuing equity securities, our stockholders will experience additional dilution and our share price may decline. To the extent that we raise additional funds through debt financing, the financing may involve covenants that restrict our business activities. In addition, funding from any of these sources, if needed, may not be available to us on favorable terms, or at all, or in accordance with our planned timelines.

If we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities. For example, if we cannot raise the funds necessary to enable the conduct of the one or more Phase III clinical trials for tirasemtiv for the potential treatment of ALS, if supported by the results of BENEFIT-ALS, that we anticipate will be required for marketing approval, our ability to complete the development of tirasemtiv will be delayed or suspended. If we delay or discontinue research and development activities, our stock price may be negatively affected.

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

We depend on Amgen for the conduct, completion and funding of the development and commercialization of omecamtiv mecarbil.

Under our strategic alliance, Amgen holds an exclusive license to our drug candidate omecamtiv mecarbil worldwide. As a result, Amgen is responsible for the clinical development and obtaining and maintaining regulatory approval of omecamtiv mecarbil for the potential treatment of heart failure worldwide.

We do not control the development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the development of omecamtiv mecarbil. Amgen is responsible for filing future applications with the FDA or other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for omecamtiv mecarbil. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America if we exercise our option to co-fund Phase III development costs of omecamtiv mecarbil under the collaboration. However, we cannot control whether Amgen will devote sufficient attention and resources to the development of omecamtiv mecarbil or will proceed in an expeditious manner, even if we do exercise our option to co-fund the development of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve omecamtiv mecarbil, Amgen may elect not to proceed with the commercialization of the resulting drug in one or more countries.

If the results of one or more clinical trials with omecamtiv mecarbil do not meet Amgen’s expectations at any time, Amgen may elect to terminate further development of omecamtiv mecarbil or certain of the potential clinical trials for omecamtiv mecarbil, even if the actual number of patients treated at that time is relatively small. In addition, Amgen generally has discretion to elect whether to pursue or abandon the development of omecamtiv mecarbil and may terminate our strategic alliance for any reason upon six months prior notice. If Amgen abandons omecamtiv mecarbil, it would result in a delay in or could prevent us from commercializing omecamtiv mecarbil, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Amgen, which may delay or cause the termination of any omecamtiv mecarbil clinical trials, result in significant litigation or cause Amgen to act in a manner that is not in our best interest. If development of omecamtiv mecarbil does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Amgen with respect to omecamtiv mecarbil. If Amgen abandons development of omecamtiv mecarbil prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of omecamtiv mecarbil or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of omecamtiv mecarbil ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

We will depend on Astellas for the conduct, completion and funding of the development and commercialization of CK-2127107.

In June 2013, we entered into a strategic alliance with Astellas focused on the research, development and commercialization of skeletal muscle activators, other than tirasemtiv and certain related compounds. The primary objective of the strategic alliance is to advance novel therapies for indications associated with muscle weakness.

As part of the strategic alliance, we granted Astellas an exclusive license to co-develop and commercialize CK-2127107 for potential application in non-neuromuscular indications worldwide. Following Cytokinetics’ conduct of Phase I clinical trials and certain Phase II readiness activities for CK-2127107, Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107. Astellas may elect not to continue development of CK-2127107 following Cytokinetics’ completion of these activities. In such event, we would need significant additional funding to continue the development of CK-2127107 on our own, which may not be available on attractive or acceptable terms, if at all, and we would be limited in the indications that we could pursue with this drug candidate.

We do not control the development activities that may be conducted by Astellas, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Astellas’ results. Astellas may conduct these activities more slowly or in a different manner than we would. Astellas is responsible for filing future applications with the FDA or other regulatory authorities for approval of CK-2127107 and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for CK-2127107. If the FDA or other regulatory authorities approve CK-2127107, Astellas will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote the drug in the United States and Canada. However, we cannot control whether Astellas will devote sufficient attention and resources to the development of CK-2127107 or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve CK-2127107, Astellas may elect not to proceed with the commercialization of the resulting drug in one or more countries.

If the results of one or more clinical trials with CK-2127107 do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of CK-2127107 or certain of the potential clinical trials for CK-2127107, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of CK-2127107. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the strategic alliance’s two-year research term. If Astellas abandons CK-2127107, it would result in a delay in or could prevent us from further developing or commercializing CK-2127107, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Astellas, which may delay or cause the termination of any CK-2127107 clinical trials, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of CK-2127107 does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to CK-2127107. If Astellas abandons development of CK-2127107 prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of CK-2127107 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of CK-2127107 ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

If we do not enter into strategic alliances for our unpartnered drug candidates or research and development programs or fail to successfully maintain our current or future strategic alliances, we may have to reduce, delay or discontinue our advancement of our drug candidates and programs or expand our research and development capabilities and increase our expenditures.

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

We have retained the rights to develop and commercialize tirasemtiv. We currently do not have a strategic partner for this drug candidate. We may seek one or more strategic partners or other arrangements with third parties to support Phase III clinical development, if supported by the results of BENEFIT-ALS, and commercialization of tirasemtiv. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines. If we are unable to enter into a strategic alliance for tirasemtiv, we will be unable to conduct the one or more Phase III clinical trials we believe will be necessary to obtain marketing approval for tirasemtiv for the potential treatment of ALS unless we are able to acquire the funding to do so from another source.

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

We have used and intend to continue to use contract research organizations (“CROs”) within and outside of the United States to conduct clinical trials of our drug candidates, such as tirasemtiv, CK-2127107 and omecamtiv mecarbil, and related activities. We do not have control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves. The activities conducted by our CROs therefore may not be completed on schedule or in a satisfactory manner. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable laws.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia and potentially other indications. Novartis (in collaboration with Morphosys AG), is conducting clinical development with an activin type-IIB receptor antagonist, bimagrumab, to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted.

If omecamtiv mecarbil is approved for marketing by the FDA for heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; Reasanz (serelaxin) and LCZ-696, which are being developed by Novartis; cenderitide (CD-NP), which is being developed by Carpicor Therapeutics, Inc., TRV-027, which is being developed by Trevena; ularitide, which is being developed by Cardiorentis Ltd.; aladorian, which is being developed by Armgo Pharma, Inc; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc.; Neurocardin, which is being developed by Zensun Sci & Tech, Ltd; Mydicar, a genetically-targeted enzyme replacement therapy for advanced heart failure which is being developed by Celladon Corporation; and levosimendan, which was recently acquired for development by Oxygen Biotherapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

Our future success will depend in large part upon our ability to attract and retain highly skilled personnel. In light of our continued need for funding and cost control, we may be required to implement future workforce and expense reductions, which could further limit our research and development activities. For example, in October 2011, we reduced our workforce by approximately 18% in order to reduce expenses and to focus resources primarily on our later-stage development programs for tirasemtiv and omecamtiv mecarbil and certain other research and development programs also directed to muscle biology. These headcount reductions and the cost control measures we have implemented may negatively affect our productivity and limit our research and development activities. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce reductions. In addition, the implementation of any additional workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business.

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

As of February 28, 2014, our executive officers, directors and their affiliates beneficially owned or controlled approximately 5.6% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Volatility in the stock prices of other companies may contribute to volatility in our stock price.

The stock market in general, and the NASDAQ stock exchanges and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage and clinical stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources, and could harm our reputation and business.

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

As of February 28, 2014, there were 7,691,096 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.95 per share, and 1,699,603 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $18.96 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

Prior to our initial public offering on April 29, 2004, there was no public market for our common stock. Our common stock was quoted under the symbol “CYTK” on the NASDAQ Global Market from the date of our initial public offering through December 19, 2012, and has since been quoted on the NASDAQ Capital Market. The following table sets forth the high and low closing sales price per share of our common stock as reported on the NASDAQ Global Market or NASDAQ Capital Market, as applicable, for the periods indicated (as adjusted for the one-for-six reverse split of our common stock which became effective June 24, 2013).

	Closing Sale Price
	High	Low
2012:
First Quarter	$7.26	$5.88
Second Quarter	$7.20	$3.60
Third Quarter	$5.52	$3.72
Fourth Quarter	$5.20	$3.60
2013:
First Quarter	$7.14	$4.02
Second Quarter	$12.96	$6.42
Third Quarter	$13.82	$7.57
Fourth Quarter	$7.47	$6.01

On February 28, 2014, the last reported sale price for our common stock on the NASDAQ Capital Market was $9.85 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 28, 2014, there were 73 holders of record of our common stock.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12.

Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index(*)

(*)

The above graph shows the cumulative total stockholder return of an investment of $100 in cash from December 31, 2009 through December 31, 2013 for: (i) our common stock; (ii) the NASDAQ Stock Market (U.S.) Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Cytokinetics, Incorporated	$100.00	$102.11	$73.33	$33.68	$23.16	$38.01
NASDAQ Composite Index	$100.00	$143.89	$168.22	$165.19	$191.47	$264.84
NASDAQ Biotechnology Index	$100.00	$115.63	$132.98	$148.69	$196.12	$324.80

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

Sales of Unregistered Securities

On June 14, 2013, we sold 1,404,100 shares of our common stock at a price per share of $7.12 and an aggregate purchase price of $10.0 million to Amgen.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Research and development revenues from related parties(1)	$2,019	$4,177	$2,054	$1,487	$7,171
Research and development, grant and other revenues	7,547	3,382	1,946	1,090	—
License revenues from related parties(1)	17,230	—	—	—	74,367
License revenues	3,852	—	—	—	—

Total revenues	30,648	7,559	4,000	2,577	81,538

Operating expenses:
Research and development	49,450	35,643	37,182	38,013	39,840
General and administrative	15,092	12,429	13,590	14,199	15,626
Restructuring charges (reversals)	—	(56)	1,192	—	(23)

Total operating expenses	64,542	48,016	51,964	52,212	55,443

Operating income (loss)	(33,894)	(40,457)	(47,964)	(49,635)	26,095
Interest and other, net(2)	177	87	104	172	(1,401)

Income (loss) before income taxes	(33,717)	(40,370)	(47,860)	(49,463)	24,694
Income tax provision (benefit)	—	—	—	(176)	150

Net income (loss)	(33,717)	(40,370)	(47,860)	(49,287)	24,544
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(1,307)	(2,857)	—	—

Net income (loss) allocable to common stockholders:	$(33,717)	$(41,677)	$(50,717)	$(49,287)	$24,544

Net income (loss) per share allocable to common stockholders:(3)
Basic	$(1.24)	$(2.30)	$(4.30)	$(4.61)	$2.57

Diluted	$(1.24)	$(2.30)	$(4.30)	$(4.61)	$2.54

Weighted average shares used in computing net income (loss) per share allocable to common stockholders:(4)
Basic	27,275	18,107	11,800	10,694	9,565

Diluted	27,275	18,107	11,800	10,694	9,660

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, investments, auction rate securities (“ARS”) and investment put option related to ARS	$80,230	$74,000	$49,023	$72,845	$114,727
Restricted cash	—	—	196	788	1,674
Working capital	52,634	69,322	46,548	66,174	96,735
Total assets	83,188	77,551	52,773	77,992	122,599
Long-term portion of equipment financing lines	—	—	—	152	985
Accumulated deficit	(482,597)	(448,880)	(408,510)	(360,650)	(311,363)
Total stockholders’ equity(3)	54,442	70,085	48,178	70,516	101,428

(1)

Revenues from related parties consisted of revenues recognized under our research and development arrangements with related parties, including Amgen. See Note 7 in the Notes to Financial Statements for further details.

(2)

Interest and Other, net consisted of interest income/expense and other income/expense. For the years ended December 31, 2010, and 2009, it also included unrealized gains (losses) on ARS and investment put option related to the Series C-2 ARS Rights issued to us by UBS AG. For the year ended December 31, 2009, it also included warrant expense. See Note 15 in the Notes to Financial Statements for further details.

(3)

On June 24, 2013, we effected a one-for-six reverse stock split of our common stock through an amendment to our amended and restated certificate of incorporation (the “COI Amendment”). As of the effective time of the reverse stock split, every six shares of our issued and outstanding common stock were converted into one issued and outstanding share of common stock, without any change in par value per share. The reverse stock split affected all shares of our common stock outstanding immediately prior to the effective time of the reverse stock split, as well as the number of shares of common stock available for issuance under equity incentive plans. In addition, the reverse stock split effected a reduction in the number of shares of common stock issuable upon the conversion of shares of preferred stock or upon the exercise of stock options or warrants outstanding immediately prior to the effectiveness of the reverse stock split. No fractional shares were issued as a result of the reverse stock split. Stockholders who would otherwise have been entitled to receive a fractional share received cash payments in lieu thereof. In addition, the COI Amendment reduced the number of authorized shares of common stock to 81.5 million.

All references to shares of common stock and per share data for all periods presented in the accompanying selected financial data have been adjusted to reflect the reverse stock split on a retroactive basis.

(4)

In 2009, we sold 599,455 shares of common stock to Kingsbridge Capital Limited (“Kingsbridge”) pursuant to the 2007 committed equity financing facility for net proceeds of $6.9 million. In May 2009, we sold 1,184,433 shares of common stock in a registered direct offering for net proceeds of approximately $12.9 million. In 2010, we sold 889,970 shares of common stock to Kingsbridge pursuant to the 2007 committed equity financing facility for net proceeds of $14.0 million. In April 2011, we sold 883,333 shares of common stock, 8,070 shares of Series A convertible preferred stock and warrants to purchase 1,114,168 shares of common stock to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited for net proceeds of approximately $19.9 million. In the fourth quarter of 2011, we sold 429,868 shares of common stock through McNicoll, Lewis & Vlak LLC (“MLV”) for net proceeds of $2.4 million. In June 2012, we issued to various investors (i) 9,320,176 shares of common stock for a purchase price of $4.56 per share, (ii) 23,026 shares of Series B convertible preferred stock for a purchase price of $760.00 per share, and (iii) warrants to purchase 7,894,704 shares of the Company’s common stock at an exercise price of $5.28 per share, for aggregate gross proceeds of approximately $60.0 million. In 2012, we sold 432,724 shares of common stock through MLV for net proceeds of $2.8 million. In June 2013, we sold 1,404,100 shares of common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million, pursuant to the Amgen Agreement Amendment. In 2013, we sold 1,170,583 shares of common stock through MLV for net proceeds of $7.5 million. See Note 13, “Stockholders’ Equity (Deficit)” in the Notes to Financial Statements for further details.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a clinical stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of skeletal or cardiac muscle. We are also conducting or may conduct earlier-stage research directed to other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

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

Muscle Contractility Programs

Skeletal Muscle Contractility Program

Tirasemtiv is the lead drug candidate from this program, and is in Phase II clinical development. Cytokinetics holds the rights to tirasemtiv. We are also developing another drug candidate from this program, CK-2127107, which is being evaluated in Phase I clinical trials in collaboration with Astellas Pharma Inc. (“Astellas”) for potential non-neuromuscular indications associated with muscle weakness. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and tirasemtiv has demonstrated evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv.    We have conducted three “evidence of effect” Phase IIa clinical trials of tirasemtiv. These evidence of effect clinical trials were randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of tirasemtiv administered to patients with impaired muscle function. These studies were intended to translate the mechanism of action of tirasemtiv into potentially clinically relevant pharmacodynamic effects, which may then form the basis for larger clinical trials designed to demonstrate proof of concept and possibly even to support registration. The first of these trials was conducted in patients with amyotrophic lateral sclerosis, also known as ALS or Lou Gehrig’s disease, a chronic and progressive disease in which the motor neurons die, thus denervating skeletal muscles and causing them to atrophy. This leads to weakness, fatigue, and eventually complete paralysis and death, primarily from respiratory complications. The second of these trials was conducted in patients with myasthenia gravis, a chronic, autoimmune, neuromuscular disease which is the most common primary disorder of neuromuscular transmission. The third of these trials was conducted in patients with symptoms of claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise, associated with peripheral artery disease. Evidence of potentially clinically relevant pharmacodynamic effects was observed in each of these trials. We are now conducting BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS), a Phase IIb clinical trial of tirasemtiv in patients with ALS. We anticipate that we will need to conduct at least one confirmatory Phase III clinical trial of tirasemtiv in patients with ALS, if supported by the results of BENEFIT-ALS, to gain marketing approval.

In 2010, the National Institute of Neurological Disorders and Stroke (“NINDS”) awarded us a grant of $2.8 million under the American Recovery and Reinvestment Act of 2009, which was intended to support three years of research and development of tirasemtiv for the potential treatment of myasthenia gravis. In September 2012, the NINDS awarded us an additional $0.5 million for this program under a separate grant. We recognized revenue under this grant in 2013, 2012 and 2011 of $0.1 million, $1.3 million and $1.7 million, respectively, which we recorded as research and development grant and other revenues. The project period for both of these grants ended June 30, 2013, and no additional funds are available to us under these grants.

Tirasemtiv Clinical Development

ALS

BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS):    In October 2012, we initiated BENEFIT-ALS, a multi-national, double-blind, randomized, placebo-controlled trial originally planned to enroll at least 400 patients and subsequently increased to enroll up to 500 patients. All patients began treatment with open-label tirasemtiv at 125 mg twice daily. Patients who completed a week of open-label tirasemtiv at this starting dose were randomized 1-to-1 to receive 12 weeks of double-blind treatment with tirasemtiv or placebo. Clinical assessments take place monthly during double-blinded treatment. Randomized patients also participate in follow-up evaluations at both 7 and 28 days after their final dose of double-blind study drug. The primary analysis of BENEFIT-ALS will compare the mean change from baseline in the ALS Functional Rating Scale in its revised form, or ALSFRS-R (a clinically validated instrument designed to measure disease progression and changes in functional status), in patients receiving tirasemtiv versus those receiving placebo. Secondary endpoints will include maximum voluntary ventilation, or MVV (a clinical assessment of pulmonary function and endurance), and measures of skeletal muscle function. Patients will receive tirasemtiv or placebo dosed twice daily. Patients taking riluzole at the time of enrollment who are randomized to receive double-blind tirasemtiv will receive riluzole at a reduced dose of 50 mg daily, in a blinded manner. We are conducting BENEFIT-ALS at over 70 sites across the United States, Canada and several European countries.

In July 2013, we were informed by our data management vendor that a programming error in the electronic data capture system controlling study drug assignment caused 58 patients initially randomized to and treated with tirasemtiv to receive placebo instead at a certain study visit and for the remainder of the study. No patients randomized to placebo were dispensed incorrect treatment. Cytokinetics and all clinical trial site personnel remain blinded to the specific patients affected by the error. Following detection of the error, we took steps to ensure that no further incorrect study drug assignments occurred and to correct the programming error in the electronic data capture system controlling study drug assignment. In addition, we convened an ad hoc meeting of the Data Safety Monitoring Board (DSMB) for BENEFIT-ALS to assess whether the error in dispensing study drug had impacted the safety of the 58 affected patients. After review of the then-available safety data from BENEFIT-ALS, the DSMB reported no concerns regarding patient safety. Following interactions with regulatory authorities, we amended the protocol for BENEFIT-ALS to enable increased enrollment to approximately 680 patients and to update the statistical methods section, in both cases with the objective to maintain the originally intended statistical power of the trial. We have completed enrollment in BENEFIT-ALS with 711 patients, of which over 400 have completed 12 weeks of treatment, and anticipate reporting the results from this clinical trial at the American Academy of Neurology (AAN) Annual Meeting in Philadelphia, PA in April 2014.

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

In April 2012, at the AAN 64th Annual Meeting, results were presented from CY 4024, a Phase II, two-part, randomized, double-blind, placebo-controlled, multiple-dose, safety, tolerability, pharmacokinetic and pharmacodynamic clinical trial of tirasemtiv in patients with ALS. Patients in Part A of this trial were not taking riluzole; patients in Part B received riluzole at the reduced dose of 50 mg daily. In this trial, tirasemtiv appeared to be generally safe and well-tolerated when dosed daily at 125 mg, 250 mg and 375 mg once daily for two weeks. This trial was not designed or powered to evaluate statistically the effects of tirasemtiv on the various outcome measures that were assessed during the study. However, encouraging dose-related trends were observed in measurements of ALSFRS-R and in MVV. Plasma concentrations of tirasemtiv were unaffected by co-administration with riluzole, while riluzole plasma levels were greater when co-administered with tirasemtiv than when not co-administered with tirasemtiv. Adverse events and clinical assessments during treatment with tirasemtiv appeared similar, with or without co-administration of riluzole. Dizziness, the most commonly reported adverse event, was mostly mild and generally began and resolved early after initiating treatment. The incidence and persistence of dizziness appeared dose-related but was mild in severity in all patients who completed study drug treatment. Most reports of dizziness began early after initiating treatment and resolved spontaneously within the first week of treatment in all but one patient who nevertheless completed the trial. No serious adverse events were reported.

Also in April 2012 at the AAN 64th Annual Meeting, results were presented from a Phase II, randomized, double-blind, placebo-controlled, multiple-dose, clinical trial of tirasemtiv in patients with ALS receiving riluzole at the reduced dose of 50 mg daily (CY 4025). The authors concluded that the twice-daily dose titration regimen evaluated in the trial appeared generally safe and well-tolerated, and that the majority of patients could be titrated successfully to a tirasemtiv dose level of 250 mg twice daily. This trial was not designed or powered to evaluate statistically the effects of tirasemtiv on the various outcome measures that were assessed during the study. However, encouraging trends toward functional improvements were observed in patients receiving tirasemtiv versus those receiving placebo. In this trial, tirasemtiv treatment was associated with increases in measurements of ALSFRS-R that were similar in direction, and in MVV that were similar in both direction and magnitude, to those observed in CY 4024.

CK-2127107 and Other Skeletal Muscle Activators

Astellas Strategic Alliance.    In June 2013, we entered into a collaboration and license agreement with Astellas (the “Astellas Agreement”). Under the Astellas Agreement, we granted Astellas an exclusive license to co-develop and jointly commercialize CK-2127107 for potential application in non-neuromuscular indications associated with skeletal muscle weakness worldwide. CK-2127107 is being developed jointly by Cytokinetics and Astellas. Cytokinetics is primarily responsible for the conduct of Phase I clinical trials and certain Phase II readiness activities for CK-2127107. Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

The companies are jointly conducting research to identify next-generation skeletal muscle activators to be nominated as potential drug candidates, at Astellas’ expense. Astellas has the exclusive rights to develop and commercialize fast skeletal troponin activators from this research program in non-neuromuscular indications and to develop and commercialize other novel mechanism skeletal muscle activators from this research program in all indications, subject to certain Cytokinetics’ co-development and co-promotion rights. Astellas will be responsible for the costs associated with the development of all collaboration products, including CK-2127107.

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

In July 2013, we received an upfront payment of $16 million in connection with the execution of the Astellas Agreement, and we are eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. Based on the achievement of pre-specified criteria, we may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. We may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Astellas Agreement. If Astellas commercializes any collaboration products, we will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to these development, commercial launch and sales milestones, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

CK-2127107 Clinical Development

CY 5011.    In April 2013, we announced the initiation of a first-time-in-humans Phase I clinical trial of CK-2127107 in healthy male volunteers, known as CY 5011. CY 5011 was a double-blind, randomized, placebo-controlled study designed to assess the safety, tolerability, and pharmacokinetics of single ascending oral doses of CK-2127107 administered in a three-period crossover design. We announced results from this trial in December 2013 at the 7th International Conference of the Society on Sarcopenia, Cachexia and Wasting Disorders in Kobe, Japan. Planned single doses of CK-2127107 up to 4000 mg, the highest dose administered in this trial, were well-tolerated; therefore, a maximum tolerated dose was not defined. The pharmacokinetic profile of CK-2127107 was linear and dose-proportional across the dose range studied, with a mean terminal half-life compatible with once or twice daily dosing.

CY 5014.    During the fourth quarter of 2013, Cytokinetics completed dosing in CY 5014, a Phase I clinical trial of CK-2127107 in healthy male volunteers. CY 5014 is a randomized, open-label, two-period crossover study designed to assess the relative oral bioavailability, pharmacokinetics, safety and tolerability of two oral formulations of CK-2127107.

Other Development.    We expect to conduct additional Phase I studies and certain Phase II readiness activities pursuant to our collaboration agreement with Astellas.

Ongoing Research in Skeletal Muscle Activators.    Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal muscle troponin activators to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere. We are conducting a joint research program with Astellas directed to the discovery of next-generation skeletal muscle activators. Under the Astellas Agreement, Astellas will reimburse us for certain research activities we perform.

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

We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $40.8 million, $24.9 million and $24.0 million in the years ended December 31, 2013, 2012 and 2011 respectively. We recognized research and development revenue from Astellas of $6.4 million in 2013, consisting of reimbursements of full-time employee equivalents (“FTEs”) and other expenses. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance tirasemtiv, CK-2127107 or other compounds from this program into and through development.

Cardiac Muscle Contractility Program

Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both as an intravenous formulation for use in the hospital setting and as an oral formulation for use in the outpatient setting.

Amgen Agreement.    In December 2006, we entered into a collaboration and option agreement with Amgen Inc. to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure (the “Amgen Agreement”). The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In May 2009, Amgen exercised its option. As a result, Amgen became responsible for the development and commercialization of omecamtiv mecarbil and related compounds at its expense worldwide (excluding Japan), subject to our development and commercialization participation rights. Amgen will reimburse us for certain research and development activities we perform under the collaboration.

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. Under the Amgen Agreement Amendment, we plan to conduct a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50 million, and royalties on sales of omecamtiv mecarbil in Japan. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of our common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. Pursuant to this agreement, Amgen has agreed to certain trading and other restrictions with respect to our common stock.

Under the Amgen Agreement, as amended, we are eligible for potential pre-commercialization and commercialization milestone payments of up to $650 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding Phase III development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

In July 2013, Amgen announced that it had granted an option to commercialize omecamtiv mecarbil in Europe to Servier.

Omecamtiv Mecarbil Clinical Development

Current Clinical Trials.    In March 2013, we announced the initiation of dosing of patients in COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure). COSMIC-HF is a Phase II, double-blind, randomized, placebo-controlled, multicenter, dose escalation study designed to evaluate several modified-release oral formulations of omecamtiv mecarbil in patients with heart failure and left ventricular systolic dysfunction. COSMIC-HF is being conducted by Amgen in collaboration with Cytokinetics. The primary objectives of this trial are to select an oral modified release formulation and doses of omecamtiv mecarbil for chronic twice-daily dosing in patients with heart failure and left ventricular systolic dysfunction and to characterize its pharmacokinetics during 20 weeks of treatment. The secondary objective is to evaluate the safety and tolerability of oral omecamtiv mecarbil. In addition, we will have an opportunity to evaluate the potential for sustained pharmacodynamic effects and their relationship to the pharmacokinetics of this drug candidate. During the third quarter of 2013, the second cohort of the dose escalation phase of COSMIC-HF completed enrollment. We and Amgen recently reviewed results from COSMIC-HF and selected an oral formulation of omecamtiv mecarbil for evaluation in the planned expansion phase of the trial. We and Amgen have agreed to amend the protocol to evaluate a plasma concentration-guided dose titration strategy in the expansion phase of COSMIC-HF. The size of the expansion phase has been increased with the objective to provide greater statistical power for the planned evaluation of several pharmacodynamic parameters during oral dosing with omecamtiv mecarbil. This trial is being conducted by Amgen in collaboration with Cytokinetics.

Recently, Cytokinetics and Amgen agreed on the protocol and budget for the planned Phase I pharmacokinetic study, CY 1211, in healthy volunteers of both Japanese and non-Japanese ethnicity. The trial will be conducted by Cytokinetics in collaboration with Amgen. The costs of the trial will be reimbursed by Amgen.

We are collaborating with Amgen to respond to information requests received from regulatory authorities relating to their ongoing review of the protocols submitted for COSMIC-HF and CY 1211. We anticipate commencement of patient enrollment in both the expansion phase of COSMIC-HF and in CY 1211 to occur in the first half of 2014 following regulatory authorities’ review of responses relating to these information requests. We expect both the enrollment of patients in the expansion phase of COSMIC-HF and the conduct of CY 1211 to be completed in 2014.

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

Rates of adverse events (AEs), serious AEs, adjudicated deaths and hospitalizations were similar between omecamtiv mecarbil and placebo groups. There were seven post-randomization myocardial infarctions in the treatment groups receiving omecamtiv mecarbil compared with three in the placebo groups (2.3 percent vs. 1.0 percent, respectively). However, there was no relationship between the maximum increase from the baseline troponin (a biomarker specific for cardiac muscle damage) and increasing plasma concentrations of omecamtiv mecarbil. Four of the myocardial infarctions occurred more than seven days following termination of the 48-hour drug infusion. The estimated plasma concentrations near the time of these events were zero. Three of these events occurred in patients who received omecamtiv mecarbil and one occurred in a patient who received placebo. One myocardial infarction occurred subsequent to a percutaneous coronary intervention in a patient who received omecamtiv mecarbil. One myocardial infarction occurred in a patient with sepsis who received placebo. Omecamtiv mecarbil was not associated with an increased incidence of tachyarrhythmias nor were heart rate or blood pressure adversely affected.

Prior Clinical Experience with Omecamtiv Mecarbil.    Prior to Amgen’s exercise of its option, Cytokinetics conducted a clinical trials program for omecamtiv mecarbil comprised of multiple Phase I and Phase IIa clinical trials designed to evaluate the safety, tolerability, pharmacodynamic and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time (i.e., the time in which the heart is contracting). However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

Phase IIa stable heart failure (safety, tolerability, pharmacokinetics and pharmacodynamics).    In 2009, we presented final results from our Phase IIa clinical trial evaluating omecamtiv mecarbil administered intravenously to patients with stable heart failure. The final results showed statistically significant increases in systolic ejection time, and in stroke volume, cardiac output, fractional shortening and ejection fraction (all measures of cardiac function), that occurred across the patient population in a concentration-dependent manner. In addition, the data demonstrated statistically significant correlations between increasing omecamtiv mecarbil plasma concentrations and decreases in left ventricular end-systolic volume, left ventricular end-diastolic volume and heart rate. Omecamtiv mecarbil appeared to be generally well-tolerated in stable heart failure patients over a range of plasma concentrations during continuous intravenous administration. Patients with reduced stroke volumes (<50 ml) at baseline had generally greater pharmacodynamic responses to omecamtiv mecarbil than those in patients with greater stroke volumes at baseline, demonstrating robust pharmacodynamic activity in this more severely affected sub-population of patients from the trial.

Phase IIa ischemic cardiomyopathy and angina (safety and tolerability).    In 2009, we presented results from a double-blind, randomized, placebo-controlled Phase IIa clinical trial evaluating the effect of omecamtiv mecarbil on symptom-limited exercise tolerance in heart failure patients with ischemic cardiomyopathy and angina. The primary safety endpoint of this clinical trial was stopping an exercise treadmill test due to angina at a stage earlier than the shorter of two baseline exercise treadmill tests. This endpoint occurred in one patient receiving placebo and in no patients receiving either the lower or higher of two dose levels of omecamtiv mecarbil. In heart failure patients with ischemic cardiomyopathy and angina, who theoretically could be most vulnerable to the possible deleterious consequences of systolic ejection time prolongation, treatment with omecamtiv mecarbil, at doses producing plasma concentrations previously demonstrated in other trials to increase cardiac function, did not appear to deleteriously affect a broad range of safety assessments in the setting of exercise.

Phase I Clinical Trials.    Seven Phase I clinical trials of omecamtiv mecarbil have been conducted in healthy subjects: five conducted by Cytokinetics and two conducted by Amgen in collaboration with Cytokinetics. Results from these trials were reported previously.

Ongoing Research in Cardiac Muscle Contractility.    In 2013, we agreed with Amgen to additional research activities intended to be conducted through 2014 under the research plan directed to next-generation compounds in our cardiac muscle contractility program. Under the Amgen Agreement, Amgen will reimburse us for certain activities we perform.

The clinical trials program for omecamtiv mecarbil may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Omecamtiv mecarbil is at too early a stage of development for us to predict if or when this may occur. We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $3.4 million, $4.5 million and $2.8 million in the years ended December 31, 2013, 2012 and 2011, respectively. We recognized research and development revenue from Amgen of $2.0 million in 2013, $4.2 million in 2012 and $2.1 million in 2011, consisting of reimbursements of FTEs and other expenses.

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

•

our potential inability to obtain the additional funding necessary for us to conduct the one or more confirmatory Phase III clinical trials for tirasemtiv in patients with ALS, if supported by the results of BENEFIT-ALS, that we anticipate will be required to obtain marketing approval for this indication;

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our or our partners’ clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

•

our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management, conduct and funding of clinical trials;

•

failure by our clinical trial sites, clinical research organizations, clinical manufacturing organizations and other third parties supporting our or our partners’ clinical trials to fulfill their obligations or otherwise perform as expected.

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

Revenues

Our current revenue sources are limited, and we do not expect to generate any revenue from product sales for several years, if at all. We have recognized revenues from our strategic alliances with Amgen, Astellas, Global Blood Therapeutics, Inc., formerly known as Global Blood Targeting, Inc. (“Global Blood”) and MyoKardia, Inc. (“MyoKardia”) and grant revenues from NINDS.

In June 2013, we and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration. (See Note 7 to financial statements.) Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. Under the Amgen Agreement Amendment, we plan to conduct a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50 million, and royalties on sales of omecamtiv mecarbil in Japan. In the fourth quarter of 2013, we determined that all conditions necessary for revenue recognition of the non-refundable upfront license fee under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-10 had been met and accordingly, in the fourth quarter of 2013, we recognized a total of $17.2 million in license revenue attributable to the Amgen Agreement Amendment.

We have received reimbursements from Amgen for certain research and development activities, which we recorded as revenue as the related expenses were incurred. We may be eligible to receive further reimbursements from Amgen for certain research and development activities, which we will record as revenue if and when the related expenses are incurred. We record amounts received in advance of performance as deferred revenue. Revenues related to the reimbursement of FTEs were based on negotiated rates intended to approximate the costs for our FTEs.

In July 2013, we received an upfront payment of $16 million in connection with the execution of the Astellas Agreement, and we are eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. Based on the achievement of pre-specified criteria, we may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. We may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Agreement. If Astellas commercializes any collaboration products, we will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to these development, commercial launch and sales milestones, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program. We determined the license and the research and development services relating to the Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, we are recognizing this revenue using the proportional performance model. In 2013, we recognized $3.9 million of the $16 million upfront license fee as license revenue and as of December 31, 2013, we deferred the remaining $12.1 million. We also recognized $6.4 million in revenue in 2013 for reimbursement of sponsored research and development activities under the Astellas Agreement.

Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and other pre-commercialization milestones under our strategic alliances with Amgen and Astellas, our results of operations may vary substantially from year to year.

If one or more of our drug candidates is approved for sale as a drug, we expect that our future revenues will most likely be derived from royalties on sales from drugs licensed to Amgen and Astellas under our respective strategic alliances and from those licensed to future partners, and from direct sales of our drugs. We retain a product-by-product option to co-fund certain Phase III development activities under our strategic alliance with Amgen, thereby potentially increasing our royalties and affording us co-promotion rights in North America. If we exercise our co-promotion rights under the Amgen strategic alliance, we are entitled to receive reimbursement for certain sales force costs we incur in support of our commercial activities. Under our strategic alliance with Astellas, we retain an option to co-promote collaboration products in the United States and Canada. Astellas will reimburse us for certain expenses associated with our co-promotion activities.

As part of an initiative to seek certain smaller collaborations intended to allow us to offset our research costs, during 2011 and 2012, we entered into collaborative research agreements with two early-stage biopharmaceutical companies. In October 2011, we entered into an agreement with Global Blood. Under an agreed research plan, scientists from Global Blood and our FTEs conducted research focused on small molecule therapeutics that target the blood. We provided to Global Blood access to certain research facilities, FTEs and other resources at agreed reimbursement rates that approximated our costs. We were the primary obligor in the collaboration arrangement, and accordingly, we recorded expense reimbursements from Global Blood as research and development revenue. In April 2012, we extended this agreement through December 2012. Research and development revenue of $14,000 in 2013 from Global Blood was pursuant to a separate agreement.

In August 2012, we entered into a collaboration agreement with MyoKardia. Under an agreed research plan, scientists from MyoKardia and our FTEs conduct research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. We provided to MyoKardia access to certain research facilities, and continue to provide FTEs and other resources at agreed reimbursement rates that approximate our costs. We are the primary obligor in the collaboration arrangement, and accordingly, we record expense reimbursements from MyoKardia as research and development revenue. The research plan ended as planned in August 2013.

In July 2010 and in September 2012, the NINDS awarded us grants to support research and development of tirasemtiv directed to the potential treatment for myasthenia gravis for a period of up to three years. The grants were completed in June of 2013.

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

Stock Compensation

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock units, and employee stock purchases for 2013, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Research and development	$1,538	$1,801	$1,331
General and administrative	2,059	1,982	1,738

Stock-based compensation included in operating expenses	$3,597	$3,783	$3,069

As of December 31, 2013, there was $3.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.54 years and $149,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.18 years.

Income Taxes

We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the years ended December 31, 2013, 2012 or 2011 because we had a net taxable loss in these periods.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2013, 2012 and 2011. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $13.7 million in 2013, $21.1 million in 2012 and $18.5 million in 2011.

We also follow the accounting guidance that defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. Historically, we have filed income tax returns with the federal Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are made, we are subject to income tax examination for all fiscal years since inception. In general, the statute of limitations for tax liabilities for these years remains open for the purpose of adjusting the amounts of the losses and credits carried forward from those years.

Interest accrued related to unrecognized tax benefits and penalties was zero for 2013, 2012 and 2011. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

In general, under Section 382 of the Internal Revenue Code (“Section 382), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and tax credits to offset future taxable income. We have performed a Section 382 analysis and do not believe that we have experienced an ownership change since 2006. A portion of our existing NOLs and tax credits are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

Results of Operations

Years ended December 31, 2013, 2012 and 2011

Revenues

	Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013	2012
	(In millions)
Research and development revenues from related parties	$2.0	$4.2	$2.1	$(2.2)	$2.1
Research and development, grant and other revenues	7.5	3.4	1.9	4.1	1.5
License revenues from related parties	17.2	—	—	17.2	—
License revenues	3.9	—	—	3.9	—

Total revenues	$30.6	$7.6	$4.0	$23.0	$3.6

Research and development revenues from related parties refers to research and development revenues from our strategic alliance with Amgen. Revenues from Amgen were $2.0 million, $4.2 million and $2.1 million in 2013, 2012 and 2011, respectively. Revenues from Amgen in 2013 and 2012 consisted of reimbursement of FTE expenses. Revenues from Amgen in 2011 consisted of $2.0 million for reimbursement of FTE expenses and $0.1 million for other research and development expenses.

Research and development, grant and other revenues in 2013 included $6.4 million of research program reimbursement revenues from our collaboration with Astellas. Research and development, grant and other revenues in 2013, 2012 and 2011 also included grant revenue from the NINDS, revenue from Global Blood and revenue from MyoKardia. In July 2010 and in September 2012, the NINDS awarded us grants to support research and development of tirasemtiv directed to the potential treatment for myasthenia gravis for a period of up to three years. We recognized grant revenue of $69,000, $1.3 million and $1.7 million under this grant arrangement in 2013, 2012 and 2011, respectively. As part of an initiative to seek certain smaller collaborations intended to allow us to offset our research costs, during 2011 and 2012, we entered into collaborative research agreements with two early-stage biopharmaceutical companies. We recognized revenue from Global Blood of $14,000 in 2013, $1.5 million in 2012 and $0.3 million in 2011. We recognized revenue from Myokardia of $42,000 in 2013 and $0.6 million in 2012.

License revenues from related parties refers to license revenues from our strategic alliance with Amgen. Revenues from Amgen of $17.2 million in 2013 included recognition of an upfront license fee of $15 million, along with additional license revenues of $2.2 million, resulting from the allocation of a portion of the excess of the cash received over the fair value of the common stock issued to Amgen as part of that transaction. In conjunction with the Amgen Amendment Agreement, we sold 1,404,100 shares of our common stock to Amgen for $10.0 million, which was received in June 2013. We determined the fair value of the stock issued to Amgen to be $7.5 million. A portion of the excess of cash received over fair value of $2.5 million was also allocated to the services performed and was deferred and will be recognized as revenue as services are performed. At December 31, 2013, deferred revenue relating to the Amgen Amendment Agreement was approximately $300,000.

License revenues in 2013 refers to license revenues from our collaboration with Astellas. Revenues included $3.9 million of the $16 million upfront license fee received from Astellas in July 2013 in connection with the execution of the Astellas Agreement. We are recognizing this revenue over time using the proportional performance model.

Research and development expenses

	Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013	2012
	(In millions)
Research and development expenses	$49.5	$35.6	$37.2	$13.9	$(1.6)

The increase in research and development expenses in 2013 was primarily due to increased spending for outsourced clinical costs and laboratory costs totaling $14.0 million, partially offset by decreased spending for outsourced preclinical expense. The decrease in 2012 was primarily due to decreases of $2.1 million in laboratory expenses and $1.0 million in personnel-related costs, partially offset by an increase of $1.3 million in outsourced clinical and pre-clinical costs and $0.2 million in facilities costs.

From a program perspective, the $13.9 million increase in research and development spending in 2013 compared to 2012 was primarily due to increased spending of $15.9 million for our skeletal muscle contractility program. The $1.6 million decline in research and development spending in 2012 compared to 2011 was primarily due to decreases of $3.8 million for our smooth muscle contractility program and $0.4 million for our other research programs, partially offset by increased spending of $0.9 million for our skeletal muscle contractility program and $1.7 million for our cardiac muscle contractility program.

	Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013	2012
	(In millions)
Cardiac muscle contractility	$3.4	$4.5	$2.8	$(1.1)	$1.7
Skeletal muscle contractility	40.8	24.9	24.0	15.9	0.9
Smooth muscle contractility	0.2	1.8	5.6	(1.6)	(3.8)
All other research programs	5.1	4.4	4.8	0.7	(0.4)

Total research and development expenses	$49.5	$35.6	$37.2	$13.9	$(1.6)

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

We expect our research and development expenditures to increase in 2014 compared to 2013 and that they will be in the range of $52 million to $55 million. We expect to continue development of our drug candidate tirasemtiv for the potential treatment of neuromuscular diseases and medical conditions associated with muscle weakness or wasting. As part of our strategic alliance with Astellas, we expect to continue development of our drug candidate CK-2127107 for the potential treatment of non-neuromuscular diseases and medical conditions associated with muscle weakness or wasting. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. Non-cash expenses such as stock-based compensation and depreciation of approximately $1.5 million are included in our estimate of 2014 research and development expenses.

General and administrative expenses

	Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013	2012
	(In millions)
General and administrative expenses	$15.1	$12.4	$13.6	$2.7	$(1.2)

General and administrative expenses increased in 2013 compared to 2012 and decreased in 2012 compared to 2011. The increase in 2013 was primarily due to increased spending of $1.7 million for personnel-related costs, $1.4 million for outside services and $0.2 million for legal expenses. The decrease in 2012 compared to 2011 was primarily due to decreases of $0.4 million in financial services costs, $0.3 million in personnel expenses, and $0.5 million in facilities costs. We expect that general and administrative expenses in 2014 will increase compared to 2013 and will be in the range of $16 million to $18 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $1.5 million are included in our estimate of 2014 general and administrative expenses.

Interest and Other, net

Components of Interest and Other, net are as follows:

	Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013	2012
	(In millions)
Interest income and other income	$0.1	$0.1	$0.2	$—	$(0.1)
Interest expense and other expense	0.1	—	(0.1)	0.1	0.1

Interest and Other, net	$0.2	$0.1	$0.1	$0.1	$—

Interest income and other income consisted primarily of interest income generated from our cash, cash equivalents and investments. Interest income and other income was $0.1 million in both 2013 and 2012 as the effect upon interest income of higher average cash balances was offset by lower average interest rates. Interest income and other income decreased in 2012 compared to 2011 primarily due to lower average effective interest rates and lower average invested balances.

Interest expense and other expense in 2013 consisted solely of net gains realized upon disposal of equipment. Interest expense and other expense in 2011 primarily consisted of interest expense on borrowings under our equipment financing lines. We repaid the remaining outstanding equipment financing debt in March 2012.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through December 31, 2013, we funded our operations through the sale of equity securities, non-equity payments from collaborators, equipment financings, government grants and interest income.

We have received net proceeds from the sale of equity securities of $449.2 million from August 5, 1997, the date of our inception, through December 31, 2013, excluding sales of equity to GlaxoSmithKline (“GSK”) and Amgen. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement in 2001, GSK made a $14.0 million equity investment in Cytokinetics. GSK made additional equity investments in Cytokinetics in 2003 and 2004 of $3.0 million and $7.0 million, respectively. In January 2007, in connection with the execution of our collaboration agreement with Amgen, we received net proceeds of $32.9 million from a stock purchase agreement with Amgen. In June 2013, in conjunction with the Amgen Agreement Amendment, we sold 1,404,100 shares of common stock to Amgen for an aggregate purchase price of $10.0 million, which we received in June 2013.

On a cumulative basis through December 31, 2013, we have received $126.1 million in non-equity payments from Amgen and $54.5 million in non-equity payments from GSK.

Amgen Agreement Amendment

In June 2013, we entered into the Amgen Agreement Amendment, which expanded our strategic alliance to include Japan (see Note 7, “Related Party Transactions” in the Notes to Financial Statements). Under the terms of the Amgen Agreement Amendment, we received an upfront, non-refundable license payment of $15 million in June 2013. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement pursuant to which we sold 1,404,100 shares common stock to Amgen at a price per share of $7.12. The aggregate purchase price of $10.0 million was received in June 2013. We determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and will be recognized as revenue as services are performed over approximately 12 months.

Astellas Agreement

In June 2013, we entered into the Astellas Agreement (see Note 8 to Financial Statements). In July 2013, we received an upfront, non-refundable license payment of $16 million in connection with the execution of the Astellas Agreement. We are eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

April 2011 Private Offering

In April 2011, we entered into a securities purchase agreement with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”). In April 2011, pursuant to the agreement, we issued to Deerfield (i) 833,333 shares of common stock for a purchase price of $1.50 per share, (ii) 8,070 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share, and (iii) warrants to purchase 1,114,168 shares of our common stock at an initial exercise price of $9.90 per share, for aggregate gross proceeds of approximately $20.1 million. After issuance costs of approximately $0.2 million, the net proceeds were approximately $19.9 million. The offering was made pursuant to a shelf registration statement that we filed with the SEC on November 10, 2008, which became effective on November 19, 2008 (File No. 333-155259).

On September 26, 2012, 8,070 shares of Series A Preferred Stock were converted into 1,345,000 shares of our common stock. The conversion was in accordance with the terms of the agreement with Deerfield under which the Series A Preferred Stock was issued in 2011.

MLV

In June 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we sold, through January 2014, an aggregate of 2,397,278 shares of common stock through MLV for net proceeds of approximately $15.1 million. No shares remain available to us for sale through the MLV Agreement. (See Note 17, “Subsequent Events” in the Notes to Financial Statements.)

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

The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable for five years until June 25, 2017. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then issued and outstanding. We valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of our common stock on the issuance date of $3.78. In February 2013, warrants to purchase 1,000 shares of our common stock at an exercise price of $5.28 per share were exercised in accordance with the June 2012 Public Offerings underwriting agreements. In April 2013, we issued 358,460 shares of common stock related to cashless exercise of warrants. As of December 31, 2013, warrants to purchase 6,577,928 shares of our common stock were outstanding and exercisable.

In the first quarter of 2013, 4,000 shares of Series B convertible preferred stock were converted into 666,667 shares of our common stock. In the second quarter of 2013, 15,026 shares of Series B convertible preferred stock were converted into 2,504,333 shares of our common stock. In July, 2013, 4,000 shares of Series B convertible preferred stock, which represented all remaining shares of Series B convertible preferred stock, were converted into 666,681 shares of our common stock. The conversions were in accordance with the June 2012 Public Offerings underwriting agreements.

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

The fair value of the common stock into which the Series B Preferred Stock was convertible exceeded the allocated purchase price of the Series B Preferred Stock by $1.3 million on the date of issuance, resulting in a beneficial conversion feature. We recognized the beneficial conversion feature as a one-time, non-cash, deemed dividend to the holders of Series B Preferred Stock on the date of issuance, which is the date the stock first became convertible.

February 2014 Public Offering

On February 25, 2014, the Company closed an underwritten public offering for the issuance and sale of 5,031,250 shares of its common stock. The gross public offering proceeds were approximately $40.3 million. The net proceeds from the sale of the shares were approximately $37.4 million, after deducting the underwriting discount and estimated offering expenses. (See Note 17, “Subsequent Events” in the Notes to Financial Statements.)

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $80.2 million at December 31, 2013, up from $74.0 million at December 31, 2012. The increase of $6.2 million in 2013 was primarily due to upfront license fees received of $31.0 million and $14.5 million in net proceeds from equity issuances, partially offset by cash used to fund operations.

Net cash used in operating activities in 2013 was $7.7 million and resulted principally from the net loss of $33.7 million less $16.2 million of deferred revenue, $3.6 million of non-cash stock compensation expense and increased payables and accruals of $5.1 million. Net cash used in operating activities in 2012 was $33.4 million and primarily resulted from the net loss of $40.4 million. Net cash used in operating activities in 2011 was $45.6 million and primarily resulted from our net loss of $47.9 million.

Net cash used in investing activities was $1.5 million in 2013 and primarily consisted of cash used to purchase investments, net of proceeds from the maturity of investments, of $1.0 million and equipment purchases of $0.5 million. Net cash used in investing activities was $28.8 million in 2012 and primarily consisted of cash used to purchase investments, net of proceeds from the maturity of investments, of $28.9 million. Net cash provided by investing activities in 2011 was $25.3 million and primarily consisted of proceeds from maturities of investments, net of cash used to purchase investments, of $25.1 million.

Net cash provided by financing activities was $14.5 million in 2013 and primarily consisted of the purchase of common stock by Amgen totaling $7.5 million (See Note 7, “Related Party Transactions” in the Notes to Financial Statements) and common stock sold pursuant to the MLV agreement totaling $7.5 million. Repurchases of common stock in 2013 to satisfy employee withholding obligations totaled $0.6 million. Net cash provided by financing activities was $58.3 million in 2012 and primarily consisted of net proceeds of $56.0 million from the sale of 55,921,054 shares of common stock and 23,026 shares of Series B Preferred Stock in the June 2012 Public Offerings and net proceeds of $2.8 million from our sale of 2,596,341 shares of common stock through MLV. We repaid the remaining balance of our equipment financing line debt in March 2012 and no further funds are available to us under this line. Net cash provided by financing activities was $21.6 million in 2011 and primarily consisted of net proceeds of $19.9 million from our financing with Deerfield and $2.4 million from sales of our common stock through MLV.

Shelf Registration Statements.    In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011 (the “December 2011 Shelf”). The December 2011 Shelf allowed us to issue shares of our common stock from time to time for an aggregate offering price of up to $100.0 million. In June 2012, we filed a supplemental shelf registration statement with the SEC, which was declared effective in June 2012 (the “Supplemental Shelf”). The Supplemental Shelf allows us to issue additional securities from time to time for an aggregate offering price of up to $20.0 million, and for a total aggregate offering price under the December 2011 Shelf and the Supplemental Shelf of up to $120.0 million. As of February 28, 2014, $18.3 million remains available to us under this shelf registration statement. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.

In November 2013 we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allows us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of February 28, 2014, $109.8 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf would be established at the time of such offerings.

As of December 31, 2013, future minimum payments under our lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating lease(1)	$3,357	$7,057	$5,619	$—	$16,033

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We expect to continue development of our drug candidate tirasemtiv for the potential treatment of neuromuscular diseases and medical conditions associated with muscle weakness or wasting. As part of our strategic alliance with Astellas, we expect to continue development of our drug candidate CK-2127107 for the potential treatment of non-neuromuscular diseases and medical conditions associated with muscle weakness or wasting. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the initiation, progress, timing, scope and completion of preclinical research, non-clinical development and clinical trials for our drug candidates and other compounds;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decisions with regard to funding of development and commercialization of omecamtiv mecarbil or other compounds for the potential treatment of heart failure under our collaboration;

•	Astellas’ decisions with regard to funding of development and commercialization of CK-2127107 and other skeletal muscle activators;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our potential drugs;

•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;

•	our plans or ability to engage third party manufacturers for our drug candidates and potential drugs;

•	our plans or ability to build or access sales and marketing capabilities and to achieve market acceptance for potential drugs;

•	the expansion and advancement of our research programs;

•	the hiring of additional employees and consultants;

•	the expansion of our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We have incurred an accumulated deficit of $482.6 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Investments

Available-for-sale investments.    Our investments consist of municipal and government agency bonds, commercial paper, U.S. Treasury securities, and money market funds. We designate all investments as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. See Note 3, “Cash Equivalents and Investments” in the Notes to Financial Statements for further detailed discussion. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

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

Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Research and development revenues, which are earned under agreements with third parties for agreed research and development activities, may include non-refundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. Our collaborations prior to January 1, 2011 with multiple elements were evaluated and divided into separate units of accounting if certain criteria were met, including whether the delivered element had stand-alone value to the customer and whether there were vendor-specific objective and reliable evidence (“VSOE”) of the fair value of the undelivered items. The consideration we received was allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria were applied to each of the separate units. The consideration we received was combined and recognized as a single unit of accounting when criteria for separation were not met.

On January 1, 2011, ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”) on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we entered into on or after January 1, 2011. Under this updated guidance, revenue will be allocated to each element using a selling price hierarchy, where the selling price for an element is based on VSOE if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price, if neither VSOE nor TPE is available.

Upfront, non-refundable licensing payments are assessed to determine whether or not the licensee is able to obtain stand-alone value from the license. Where stand-alone value is indicated, revenue from the license is recognized upon delivery once all terms of the arrangement are finalized. Where this is not the case, we do not consider the license deliverable to be a separate unit of accounting, and we defer revenue with revenue recognition for the license fee being recognized in conjunction with the other deliverables that constitute the combined unit of accounting over the estimated performance period for noncontingent deliverables, following the pattern of performance.

Also on January 1, 2011, ASC Topic 605-28, Revenue Recognition — Milestone Method (“ASC 605-28”) became effective and established the milestone method as an acceptable method of revenue recognition for certain contingent event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive is based on management’s judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

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

For our collaborations entered into prior to January 1, 2011, we recognized and will continue to recognize milestone payments as revenue upon achievement of the milestone, provided the milestone payment was non-refundable, substantive effort and risk was involved in achieving the milestone and the amount of the milestone was reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions were not met, we deferred the milestone payment and recognized it as revenue over the estimated period of performance under the contract as we completed our performance obligations. We have concluded that all of the future contingent milestone payments pursuant to our research and development arrangements entered into prior to January 1, 2011 are not considered substantive as they are the results of a collaborative partner’s performance. Therefore, they are not considered milestones under ASC 605-28.

With respect to milestones related to our collaboration and license agreement entered into with Astellas in 2013, we believe the milestones related to research and early development are substantive as there is uncertainty that the milestones will be met, the milestones can only be achieved with our past and current performance and the achievement of the milestone will result in additional payments to us. Therefore, they are considered milestones under ASC 605-28. We believe that the milestones related to later development and commercialization are not substantive as they are primarily the result of the collaborative partner’s performance and therefore will be recognized as we complete our performance obligations under the agreement, if any.

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

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2013, 2012 and 2011. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $13.7 million in 2013, $21.1 million in 2012 and $18.5 million in 2011.

We also follow the accounting guidance that defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. Historically, we have filed income tax returns with the IRS and the state of California. For jurisdictions in which tax filings are made, we are subject to income tax examination for all fiscal years since inception. The IRS’s Large Business and International Division concluded its audit of the 2009 tax year with no material adjustments. However, in general, the statute of limitations for tax liabilities for these years remains open for the purpose of adjusting the amounts of the losses and credits carried forward from those years.

Interest accrued related to unrecognized tax benefits and penalties were zero for 2013, 2012 and 2011. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

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

The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio (dollars in thousands):

	2014	2015	Total	Fair Value at December 31, 2013
Assets:
Investments	$57,570	$2,502	$60,072	$60,072
Average interest rate	0.12%	0.20%	0.13%

Item 8.    Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytokinetics, Incorporated:

In our opinion, the accompanying balance sheets and the related statements of comprehensive loss, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cytokinetics, Incorporated at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, CA

March 7, 2014

CYTOKINETICS, INCORPORATED

BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,158	$14,907
Short-term investments	57,570	59,093
Related party accounts receivable	5	4
Prepaid and other current assets	1,605	2,423

Total current assets	79,338	76,427
Property and equipment, net	1,221	997
Long-term investments	2,502	—
Other assets	127	127

Total assets	$83,188	$77,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,709	$2,002
Accrued liabilities	8,272	4,877
Deferred revenue, current	14,701	—
Related party payables and accrued liabilities	—	150
Short-term portion of deferred rent	22	76

Total current liabilities	26,704	7,105
Deferred revenue, non-current	1,500	—
Long-term portion of deferred rent	542	361

Total liabilities	28,746	7,466

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares ; Issued and outstanding:
Series A Convertible Preferred Stock — zero shares at December 31, 2013 and December 31, 2012
Series B Convertible Preferred Stock — zero shares at December 31, 2013 and 23,026 shares at December 31, 2012
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 30,681,624 shares at December 31, 2013 and 23,742,911 shares at December 31, 2012	31	24
Additional paid-in capital	537,001	518,923
Accumulated other comprehensive income	7	18
Accumulated deficit	(482,597)	(448,880)

Total stockholders’ equity	54,442	70,085

Total liabilities and stockholders’ equity	$83,188	$77,551

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Research and development revenues from related parties	$2,019	$4,177	$2,054
Research and development, grant and other revenues	7,547	3,382	1,946
License revenues from related parties	17,230	—	—
License revenues	3,852	—	—

Total revenues	30,648	7,559	4,000

Operating expenses:
Research and development	49,450	35,643	37,182
General and administrative	15,092	12,429	13,590
Restructuring charges (reversals)	—	(56)	1,192

Total operating expenses	64,542	48,016	51,964

Operating loss	(33,894)	(40,457)	(47,964)
Interest and other, net	177	87	104

Loss before income taxes	(33,717)	(40,370)	(47,860)
Income tax benefit	—	—	—

Net loss	(33,717)	(40,370)	(47,860)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(1,307)	(2,857)

Net loss allocable to common stockholders	$(33,717)	$(41,677)	$(50,717)

Net loss per share allocable to common stockholders — basic and diluted	$(1.24)	$(2.30)	$(4.30)

Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	27,275	18,107	11,800

Comprehensive loss	$(33,728)	$(40,355)	$(47,853)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2010	11,151,267	$11	—	$—	$431,159	$—	$(4)	$(360,650)	$70,516
Issuance of common stock upon exercise of stock options for cash at $6.00-$7.20 per share	2,667	—	—	—	17	—	—	—	17
Issuance of common stock pursuant to ESPP at a weighted price of $6.66 per share	18,822	—	—	—	125	—	—	—	125
Issuance of common stock to Deerfield at $9.00 per share, net of issuance costs of $53	883,333	1	—	—	6,126	—	—	—	6,127
Issuance of Series A convertible preferred stock to Deerfield at $1,500 per share, net of issuance costs of $81	—	—	8,070	—	9,329	—	—	—	9,329
Issuance of warrants to Deerfield, net of issuance costs of $38	—	—	—	—	4,427	—	—	—	4,427
Issuance of common stock to MLV at $6.00-$6.12 per share, net of commission and issuance costs of $160	429,868	1		—	2,420	—	—	—	2,421
Stock-based compensation	—	—	—	—	3,069	—	—	—	3,069
Other comprehensive income	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	(47,860)	(47,860)

Balance, December 31, 2011	12,485,957	13	8,070	—	456,672	—	3	(408,510)	48,178
Issuance of common stock pursuant to ESPP at a weighted price of $4.32 per share	15,010	—	—	—	65	—	—	—	65
Issuance of common stock upon exercise of restricted stock units	144,045	—	—	—	(401)	—	—	—	(401)
Issuance of common stock pursuant to June 2012 public offerings at $4.56 per share, net of issuance costs of $2,139	9,320,176	9	—	—	29,907	—	—	—	29,916
Issuance of Series B convertible preferred stock pursuant to June 2012 public offerings at $760 per share, net of issuance costs of $881	—	—	23,026	—	12,318	—	—	—	12,318
Issuance of warrants pursuant to June 2012 public offerings, net of issuance costs of $984	—	—	—	—	13,761	—	—	—	13,761
Issuance of common stock to MLV at $6.30-$7.20 per share, net of commission and issuance costs of $89	432,724	1	—	—	2,819	—	—	—	2,820
Conversion of Series A convertible preferred stock to common stock at $1,000 per share	1,345,000	1	(8,070)	—	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	3,783	—	—	—	3,783
Other comprehensive income	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	(40,370)	(40,370)

CYTOKINETICS, INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2012	23,742,912	24	23,026	—	$518,923	—	18	(448,880)	70,085
Issuance of common stock upon exercise of stock options for cash at $4.02-$11.10 per share	21,397	—	—	—	114	—	—	—	114
Issuance of common stock pursuant to ESPP at a weighted price of $3.66 per share	14,985	—	—	—	55	—	—	—	55
Issuance of common stock upon exercise of restricted stock units	130,534	—	—	—	(623)	—	—	—	(623)
Issuance of common stock to related party for $7.12 per share, net of issuance costs of $21	1,404,100	2	—	—	7,448	—	—	—	7,450
Issuance of common stock upon exercise of warrants	359,460	—	—	—	5	—	—	—	5
Conversion of Series B convertible preferred stock to common stock at $1,000 per share	3,837,681	4	(23,026)	—	(4)	—	—	—	—
Fractional shares settlement pursuant to reverse stock split	(28)	—	—	—	—	—	—	—	—
Issuance of common stock to MLV at $6.50-$6.79 per share, net of commission and issuance costs of $232	1,170,583	1	—	—	7,486	—	—	—	7,487
Stock-based compensation	—	—	—	—	3,597	—	—	—	3,597
Other comprehensive loss	—	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	—	(33,717)	(33,717)

Balance, December 31, 2013	30,681,624	$31	—	$—	$537,001	$—	$7	$(482,597)	$54,442

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(33,717)	$(40,370)	$(47,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	433	591	1,297
(Gain) loss on disposal of equipment	(79)	(2)	3
Non-cash restructuring expenses, net of reversals	—	(56)	194
Stock-based compensation	3,597	3,783	3,069
Changes in operating assets and liabilities:
Related party accounts receivable	—	10	32
Prepaid and other assets	818	(320)	(238)
Accounts payable	1,656	690	162
Accrued and other liabilities	3,523	2,098	(2,266)
Related party payables and accrued liabilities	(150)	138	12
Deferred revenue	16,201	—	—

Net cash used in operating activities	(7,718)	(33,438)	(45,595)

Cash flows from investing activities:
Purchases of investments	(79,434)	(92,788)	(48,025)
Proceeds from sales and maturities of investments	78,444	63,900	73,174
Purchases of property and equipment	(542)	(125)	(443)
Proceeds from sales of property and equipment	13	2	3
Decrease in restricted cash	—	196	592

Net cash provided by (used in) investing activities	(1,519)	(28,815)	25,301

Cash flows from financing activities:
Proceeds from initial public offering, sale of common stock to related party, and public offerings, net of issuance costs	7,450	43,677	—
Proceeds from draw down of committed equity financing facilities and at-the-market facility, net of commission and issuance costs	—	2,820	2,421
Proceeds from other issuances of common stock and warrants, net	7,038	(336)	10,696
Proceeds from issuance of preferred stock, net of issuance costs	—	12,318	9,329
Repayment of equipment financing lines	—	(152)	(833)

Net cash provided by financing activities	14,488	58,327	21,613

Net increase (decrease) in cash and cash equivalents	5,251	(3,926)	1,319
Cash and cash equivalents, beginning of period	14,907	18,833	17,514

Cash and cash equivalents, end of period	$20,158	$14,907	$18,833

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Organization

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a clinical stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions.

The Company was in the development stage at December 31, 2012, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.” During the year ended December 31, 2013, the Company exited the development stage with the execution of the Amgen Agreement Amendment and the Astellas Agreement (See Note 7 and Note 8), from which the Company received significant revenues from its principal operations, indicative that the Company was no longer in the development stage.

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $482.6 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $33.7 million and net cash used in operations of $7.8 million for the year ended December 31, 2013. Cash, cash equivalents and investments increased to $80.2 million at December 31, 2013 from $74.0 million at December 31, 2012. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

The Company is subject to risks common to clinical stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund its future plans. The Company’s liquidity will be impaired if sufficient additional capital is not available on terms acceptable to the Company. To date, the Company has funded its operations primarily through sales of its common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. The Company has never generated revenues from commercial sales of its drugs and may not have drugs to market for at least several years, if ever. The Company’s success is dependent on its ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of its drug candidates. As a result, the Company may choose to raise additional capital through equity or debt financings to continue to fund its operations in the future. The Company cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that the Company’s drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

Based on the current status of its development plans, the Company believes that its existing cash, cash equivalents and investments at December 31, 2013 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Amgen Inc. (“Amgen”) and Astellas Pharma Inc. (“Astellas”), its strategic partners. Approximately 63%, 55% and 51% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively, were derived from Amgen. Accounts receivable due from Amgen were zero at December 31, 2013 and 2012. See also Note 7, “Related Party Transactions,” regarding the collaboration agreement with Amgen. Approximately 34% of total revenues for the year ended December 31, 2013 was derived from Astellas. Accounts receivable due from Astellas were zero at December 31, 2013. See also Note 8, “Other Research and Development Revenue Arrangements” regarding collaboration agreement with Astellas.

Drug candidates developed by the Company may require approvals or clearances from the U.S. Food and Drug Administration (“FDA”) or international regulatory agencies prior to commercialized sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was to be denied approval or clearance or any such approval or clearance was to be delayed, it would have a material adverse impact on the Company.

The Company’s operations and employees are located in the United States. In the year ended December 31, 2013, 66% of the Company’s revenues were received from entities located in the United States and 34% were received from a Japanese entity. In the years ended 2012 and 2011, all of the Company’s revenues were received from entities located in the United States or from United States affiliates of foreign corporations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Investments

Available-for-sale investments.    The Company’s investments consist of U.S. Treasury securities, money market funds, U.S. municipal and government agency bonds, and commercial paper. The Company designates all investments as available-for-sale and therefore reports them at fair value, based on quoted marked prices, with unrealized gains and losses recorded in accumulated other comprehensive loss. The cost of securities sold is based on the specific-identification method. Investments with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments.

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

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Research and development revenues, which are earned under agreements with third parties for agreed research and development activities, may include non-refundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. The Company’s collaborations prior to January 1, 2011 with multiple elements were evaluated and divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there was vendor-specific objective and reliable evidence (“VSOE”) of the fair value of the undelivered items. The consideration the Company received was allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria were applied to each of the separate units. The consideration the Company received was combined and recognized as a single unit of accounting when criteria for separation were not met. On January 1, 2011, ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”) on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements the Company entered into on or after January 1, 2011. Under this updated guidance, revenue is allocated to each element using a selling price hierarchy, where the selling price for an element is based on VSOE if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price, if neither VSOE nor TPE is available.

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

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Prior to January 1, 2011, the Company recognized and will continue to recognize milestone payments as revenue upon achievement of the milestone, provided the milestone payment was non-refundable, substantive effort and risk were involved in achieving the milestone and the amount of the milestone was reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions were not met, the Company deferred the milestone payment and recognized it as revenue over the estimated period of performance under the contract as the Company completed its performance obligations. The Company has concluded that all of the future contingent milestone payments pursuant to its research and development arrangements entered into prior to January 1, 2011 are not considered substantive as they are the results of a collaborative partner’s performance. Therefore, they are not considered milestones under ASC 605-28.

With respect to milestones related to the collaboration and license agreement entered into in 2013 with Astellas, Inc., the Company believes the milestones related to research and early development are substantive as there is uncertainty that the milestones will be met, the milestones can only be achieved with our past and current performance and the achievement of the milestone will result in additional payments to us. Therefore, they are considered milestones under ASC 605-28. The Company believes the milestones related to later development and commercialization are not substantive as they are primarily the result of the collaborative partner’s performance and therefore will be recognized as the Company completes its performance obligations under the agreement, if any.

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

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from inception through December 31, 2013.

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

Comprehensive Loss

The Company follows the accounting standards for the reporting and presentation of comprehensive income (loss) and its components. In June 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that revised the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to present comprehensive income either in a continuous statement of comprehensive income, which replaces the statement of operations, or in two separate, consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income, nor does it require new disclosures. On January 1, 2012, the Company adopted new accounting guidance and presents comprehensive income (loss) in a continuous statement of comprehensive income (loss) which replaced the statement of operations. Comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive loss for each of the years ended December 31, 2013, 2012, and 2011 was equal to net loss adjusted for unrealized gains and losses on investments.

Segment Reporting

The Company has determined that it operates in only one segment.

Reverse Stock Split

On June 24, 2013, the Company effected a one-for-six reverse stock split of its common stock through an amendment to its amended and restated certificate of incorporation (the “COI Amendment”). As of the

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As the par value per share of the Company’s common stock remained unchanged at $0.001 per share, a total of $139,000 was reclassified from common stock to additional paid-in capital. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Statement Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires entities to disclose items reclassified out of accumulated other comprehensive income and into net income in a single location within the financial statements. On January 1, 2013, the Company adopted this new accounting guidance and discloses reclassifications out of accumulated other comprehensive income and into net income in the footnotes to the financial statements.

Accounting Pronouncements Not Yet Adopted

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The provisions of ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013, which corresponds to the Company’s first quarter of fiscal year 2014. The Company does not expect the adoption of ASU 2013-11 will have a material effect on its financial statements.

CYTOKINETICS, INCORPORATED

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

	Years Ended December 31,
	2013	2012	2011
Net loss	$(33,717)	$(40,370)	$(47,860)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(1,307)	(2,857)

Net loss allocable to common stockholders	$(33,717)	$(41,677)	$(50,717)

Weighted-average shares used in computing net loss per share allocable to common stockholders — basic and diluted	27,275	18,107	11,800

Net loss per share allocable to common stockholders — basic and diluted	$(1.24)	$(2.30)	$(4.30)

The following instruments were excluded from the computation of diluted net loss per common share allocable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	December 31,
	2013	2012	2011
Options to purchase common stock	2,449	1,791	1,599
Warrants to purchase common stock	7,692	9,009	1,114
Series A convertible preferred stock (as converted to common stock)	—	—	1,345
Series B convertible preferred stock (as converted to common stock)	—	3,838	—
Restricted stock units	42	217	518
Shares issuable related to the ESPP	14	11	8

Total shares	10,200	14,866	4,584

Note 3 — Supplementary Cash Flow Data

Supplemental cash flow information was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cash paid for interest	$—	$3	$41
Cash paid for income taxes	1	1	1
Significant non-cash investing and financing activities:
Purchases of property and equipment through accounts payable	193	116	13
Purchases of property and equipment through accrued liabilities	(2)	37	—
Purchases of property and equipment through trade in value of disposed property and equipment	81	—	—

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 4 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at December 31, 2013 and 2012 were as follows (in thousands):

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$15,858	$—	$—	$15,858

Short-term investments — U.S. Treasury securities	$57,564	$7	$(1)	$57,570	1/2014 — 12/2014

Long-term investments — U.S. Treasury securities	$2,502	$—	$—	$2,502	1/2015

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$10,655	$—	$—	$10,655

Short-term investments — U.S. Treasury securities	$59,075	$18	$—	$59,093	1/2013 — 11/2013

As of December 31, 2013 and December 31, 2012, the Company’s U.S. Treasury securities classified as short-term investments had unrealized losses of approximately $1 and zero, respectively. The unrealized losses in 2013 were primarily caused by slight increases in short-term interest rates subsequent to the purchase date of the related securities. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2014 through February 28, 2014 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Interest income	$792	$83	$132

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

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2013
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$15,858	$—	$—	$15,858
U.S. Treasury securities	60,072	—	—	60,072

Total	$75,930	$—	$—	$75,930

Amounts included in:
Cash and cash equivalents	$15,858	$—	$—	$15,858
Short-term investments	57,570	—	—	57,570
Long-term investments	2,502	—	—	2,502

Total	$75,930	$—	$—	$75,930

	December 31, 2012
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$10,655	$—	$—	$10,655
U.S. Treasury securities	59,093	—	—	59,093

Total	$69,748	$—	$—	$69,748

Amounts included in:
Cash and cash equivalents	$10,655	$—	$—	$10,655
Short-term investments	59,093	—	—	59,093

Total	$69,748	$—	$—	$69,748

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of December 31, 2013 and 2012, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs.

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 6 — Balance Sheet Components

Property and equipment balances were as follows (in thousands):

	December 31,
	2013	2012
Property and equipment, net:
Laboratory equipment	$15,317	$17,064
Computer equipment and software	2,549	3,190
Office equipment, furniture and fixtures	1,050	638
Leasehold improvements	3,297	3,393

	22,213	24,285
Less: Accumulated depreciation and amortization	(20,992)	(23,288)

	$1,221	$997

Depreciation expense was $0.4 million, $0.6 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011 respectively.

Accrued liabilities were as follows (in thousands):

	December 31,
	2013	2012
Accrued liabilities:
Clinical and preclinical costs	$4,975	$2,170
Consulting and professional fees	697	312
Bonus	1,614	1,355
Vacation pay	778	696
Other payroll related	93	87
Other accrued expenses	115	257

	$8,272	$4,877

Interest receivable on cash equivalents and investments of $215,000 and $187,000 is included in prepaid and other current assets at December 31, 2013 and 2012, respectively.

Note 7 — Related Party Transactions

Research and Development Arrangements

Amgen

In December 2006, the Company entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure (the “Amgen

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Agreement”). The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In May 2009, Amgen exercised its option. As a result, Amgen became responsible for the development and commercialization of omecamtiv mecarbil and related compounds at its expense worldwide (excluding Japan), subject to the Company’s development and commercialization participation rights. Amgen will reimburse the Company for certain research and development activities it performs under the collaboration.

In June 2013, Cytokinetics and Amgen announced an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, the Company received a non-refundable upfront license fee of $15 million in June 2013. Under the Amgen Agreement Amendment, the Company plans to conduct a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse the Company for the costs of this study. In addition, the Company is eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50 million, and royalties on sales of omecamtiv mecarbil in Japan.

In conjunction with the Amgen Agreement Amendment, the Company also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of its common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. The Company determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and is being allocated between the license and services based on their relative selling prices using best estimate of selling price. Allocated consideration will be recognized as revenue as revenue criteria is satisfied, or as services are performed over approximately 12 months. Pursuant to this agreement, Amgen has agreed to certain trading and other restrictions with respect to the Company’s common stock.

Under the Amgen Agreement, as amended, the Company is eligible for potential pre-commercialization and commercialization milestone payments of up to $650 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. None of the future contingent milestone payments pursuant to this arrangement as of January 1, 2011 are considered substantive as they are the results of Amgen’s performance. Therefore, they are not considered milestones under ASC 605-28. The Amgen Agreement also provides for the Company to receive increased royalties by co-funding Phase III development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If the Company elects to co-fund such costs, it would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

In October 2013, the Company determined that all conditions necessary for revenue recognition under ASC 605-10 had been satisfied and accordingly, recognized a total of $17.2 million in license revenue attributable to the Amgen Agreement Amendment in the fourth quarter of 2013.

At December 31, 2013, the Company had $300,000 of deferred revenue under the Amgen Agreement Amendment.

Pursuant to the Amgen Agreement, the Company has recognized research and development revenue from Amgen for reimbursements of its costs of certain full-time employee equivalents (“FTEs”) supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

compounds and of other costs related to that research program. These reimbursements were recorded as research and development revenues from related parties. Revenue from Amgen was as follows (in thousands):

Revenue from Amgen was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
License revenues	$17,230	$—	$—
FTE reimbursements	2,019	4,174	1,988
Reimbursements of other costs	—	3	66

Total research and development revenues from Amgen	$19,249	$4,177	$2,054

Note 8 — Other Research and Development Revenue Arrangements

Astellas Pharma Inc. (“Astellas”)

In June 2013, the Company entered into a collaboration and license agreement (the “Astellas Agreement”) with Astellas. The primary objective of the collaboration to be conducted under the Astellas Agreement is to advance novel therapies for diseases and medical conditions associated with muscle weakness.

Under the Astellas Agreement, the Company granted Astellas an exclusive license to co-develop and jointly commercialize CK-2127107, a fast skeletal troponin activator, for potential application in non-neuromuscular indications worldwide. CK-2127107, which is currently in Phase I clinical development, is being developed jointly by the Company and Astellas. The Company is primarily responsible for the conduct of Phase I clinical trials and certain Phase II readiness activities for CK-2127107 and Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

The companies are jointly conducting research to identify next-generation skeletal muscle activators to be nominated as potential drug candidates, at Astellas’ expense, over a two-year term, which may be extended by the companies’ mutual consent. Astellas has the exclusive rights to develop and commercialize fast skeletal troponin activators from this research program in non-neuromuscular indications and to develop and commercialize other novel mechanism skeletal muscle activators from this research program in all indications, subject to certain co-development and co-promotion rights of the Company under the Astellas Agreement. Astellas will be responsible for the costs associated with the development of all collaboration products, including CK-2127107.

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

In July 2013, the Company received an upfront, non-refundable license fee of $16 million in connection with the execution of the Astellas Agreement, and is eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. Based on the achievement of pre-specified criteria, the Company may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. The Company may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Astellas Agreement. In the event Astellas commercializes any collaboration

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

products, the Company will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to the foregoing development, commercial launch and sales milestones, the Company may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

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

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model. As of December 31, 2013, the Company has recognized $3.9 million of the $16 million upfront license fee as license revenue and deferred the remaining $12.1 million.

The Company recognizes milestone payments utilizing the milestone method of revenue recognition. The Company believes the milestones related to research and early development under the Astellas Agreement are substantive as there is uncertainty that the milestones will be met, the milestone can only be achieved with the Company’s past and current performance and the achievement of the milestone will result in additional payment to the Company. The Company believes that the milestones related to later development and commercialization are not substantive as they are primarily the result of the collaborative partner’s performance and therefore will be recognized as the Company completes its performance obligations under the agreement, if any. To date, the Company has not recognized any milestone revenue from its collaboration with Astellas.

Research and development revenue from Astellas was as follows (in thousands):

Year Ended December 31, 2013
License revenues	$3,852
FTE reimbursements	3,285
Reimbursements of other costs	3,130

Total revenue from Astellas	$10,267

At December 31, 2013, the Company had $15.9 million of deferred revenue under the Astellas Agreement, reflecting the unrecognized portion of the license revenue and prepayment on expenses expected to be incurred in the first quarter of 2014.

Grants

In 2010, the National Institute of Neurological Disorders and Strokes (“NINDS”) awarded to the Company a $2.8 million grant to support research and development of tirasemtiv directed to the potential treatment for

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

myasthenia gravis for a period of up to three years. In September 2012, the NINDS awarded to us an additional $0.5 million under a separate grant. Management determined that the Company was the principal participant in the grant arrangements, and, accordingly, the Company recorded amounts earned under the arrangements as revenue. The grants were completed in June of 2013.

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

Total grant revenues were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
NINDS myasthenia gravis	$69	$1,308	$1,680
U.S. Department of the Treasury	25	—	—

Total grant revenue	$94	$1,308	$1,680

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

Research and development revenue from Global Blood was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Expense reimbursements from Global Blood	$14	$1,479	$266

MyoKardia, Inc.

In August 2012, the Company entered into a collaboration agreement with MyoKardia, Inc. Under an agreed research plan, scientists from MyoKardia and our FTEs conduct research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. The Company provided to MyoKardia access to certain research facilities, and continues to provide FTEs and other resources at agreed reimbursement rates that approximate our costs. The Company is the primary obligor in the collaboration arrangement, and accordingly, the Company records expense reimbursements from MyoKardia as research and development revenue. The research plan terminated as planned in August 2013.

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Research and development revenue from MyoKardia was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Expense reimbursements from MyoKardia	$1,024	$595	$—

Note 9 — Debt

In April 2006, the Company entered into an equipment financing agreement with GE Capital. As of December 31, 2011, the balance of equipment loans outstanding under this line was $152,000. The Company repaid the remaining outstanding equipment financing debt in March 2012 and no further funds are available under this line of credit.

Interest Expense

Total interest expense incurred by the Company was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Interest expense	$—	$3	$35

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

There was no activity in the restructuring liability subsequent to December 31, 2012 and the balance of the restructuring liability at December 31, 2013 was zero.

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11 — Commitments and Contingencies

Leases

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period.

Rent expense was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Rent expense	$3,306	$3,375	$2,990

As of December 31, 2013, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2014	$3,357
2015	3,470
2016	3,587
2017	3,713
2018	1,906
Thereafter	—

Total	$16,033

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

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

On September 26, 2012, all 8,070 shares of Series A Preferred Stock were converted into 1,345,000 shares of our common stock. The conversion was in accordance with the terms of the agreement with Deerfield under which the Series A Preferred Stock was issued in 2011.

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

Each share of Series B Preferred Stock was convertible into common stock at any time at the holder’s option. However, the holder was prohibited from converting the Series B Preferred Stock into shares of common stock if, as a result of such conversion, the holder and its affiliates would own more than 9.98% of the total number of shares of common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of Series B Preferred Stock would receive a payment equal to $0.001 per share before any proceeds are distributed to the common stockholders. Shares of Series B Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Preferred Stock is required to amend the terms of the Series B Preferred Stock. Holders of Series B Preferred Stock were not entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The Series B Preferred Stock ranked senior to the Company’s common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily. The Series B Preferred Stock may have ranked senior to, on parity with or junior to any class or series of the Company’s capital stock created in the future depending upon the specific terms of such future stock issuance. As a result of the one-for-six reverse stock split effected in June 2013, the conversion ratio for Series B convertible preferred stock changed from 1,000 shares of common stock per share of Series B convertible preferred stock to 166.67 shares of common stock per share of Series B convertible preferred stock.

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

In the first quarter of 2013, 4,000 shares of Series B convertible preferred stock were converted into 666,667 shares of common stock. In the second quarter of 2013, 15,026 shares of Series B convertible preferred stock were converted into 2,504,334 shares of common stock. On July 2, 2013, 4,000 shares of Series B convertible preferred stock, which represented all remaining shares of Series B convertible preferred stock, were converted into 666,681 shares of common stock. The conversions were in accordance with the terms of the original agreement under which the Series B convertible preferred stock was issued in 2012.

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 13 — Stockholders’ Equity (Deficit)

Accumulated Other Comprehensive Loss

In 2013, the Company reclassified insignificant amounts of unrealized gains (losses) in investments out of accumulated other comprehensive income into net loss.

Authorized Shares

On May 18, 2011, the stockholders approved an increase in the number of authorized shares of common stock from 170,000,000 to 245,000,000. The increase became effective in August 2011, when the Company filed the Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. In June 2013, upon the stockholder approval of the one-for-six reverse stock split and the amendment to the Company’s amended and restated certificate of incorporation, the number of authorized shares of common stock was reduced to 81,500,000 (See Note 1).

Common Stock Outstanding

On April 20, 2011, pursuant to the Deerfield Agreement, the Company issued to Deerfield (i) 883,333 shares of common stock for a purchase price of $9.00 per share, (ii) 8,070 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share, and (iii) warrants to purchase 1,114,168 shares of the Company’s common stock at an initial exercise price of $9.90 per share, for aggregate gross proceeds of approximately $20.1 million. After issuance costs of approximately $0.2 million, the net proceeds were approximately $19.9 million.

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

On September 26, 2012, all 8,070 shares of Series A Convertible Preferred Stock were converted into 1,345,000 shares of our common stock. The conversion was in accordance with the terms of the original agreement under which the Series A Convertible Preferred Stock was issued in 2011.

In June 2011, the Company entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company sold, through December 31, 2013, 2,033,175 shares of common stock through MLV for net proceeds of approximately $12.7 million. (See Note 17.)

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

On June 25, 2012, pursuant to the June 2012 Public Offerings, in aggregate the Company issued to various investors (i) 9,320,176 shares of common stock for a purchase price of $4.56 per share, (ii) 23,026 shares of the Series B Preferred Stock for a purchase price of $760.00 per share, and (iii) warrants to purchase 7,894,704 shares of the Company’s common stock at an exercise price of $5.28 per share, for aggregate gross proceeds of approximately $60.0 million. After issuance costs of approximately $4.0 million, the net proceeds from the June 2012 Public Offerings were approximately $56.0 million.

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

In conjunction with the Amgen Agreement Amendment (see Note 7), in June 2013, Amgen purchased 1,404,100 shares of the Company’s common stock at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. Under the terms of this agreement, Amgen agreed to certain trading and other restrictions with respect to the Company’s common stock. The Company determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and is being allocated between the license and services based on their relative selling prices using best estimate of selling price.

In February 2014, the Company closed an underwritten public offering for the issuance and sale of 5,031,250 shares of its common stock. The gross public offering proceeds were approximately $40.3 million. The net proceeds from the sale of the shares were approximately $37.4 million, after deducting the underwriting discount and estimated offering expenses. (See Note 17.)

Warrants

On April 20, 2011, pursuant to the Deerfield Agreement, the Company issued to Deerfield warrants to purchase 1,114,168 shares of the Company’s common stock at an initial exercise price of $9.90 per share, for aggregate gross proceeds of approximately $4.5 million. After issuance costs of approximately $0.1 million, the net proceeds were approximately $4.4 million. The warrants issued to Deerfield became exercisable on October 20, 2011 and will remain exercisable until April 20, 2015. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Company valued the warrants as of the date of issuance at $5.8 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of four years, a risk-free interest rate of 1.66%, volatility of 80%, and the fair value of the Company’s common stock on the issuance date of $9.12 ($1.52 before adjustment for the Company’s 2013 reverse stock split, see Note 1).

On June 25, 2012, pursuant to the June 2012 Public Offerings, the Company issued warrants to purchase 7,894,704 shares of the Company’s common stock at an exercise price of $5.28 per share, for an aggregate gross proceeds of approximately $14.7 million. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Company valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of the Company’s common stock on the issuance date of $3.78 ($0.63 before adjustment for the Company’s 2013 reverse stock split, see Note 1).

In February 2013, warrants to purchase 1,000 shares of our common stock at an exercise price of $5.28 per share were cash exercised in accordance with the June 2012 Public Offerings underwriting agreements.

In April 2013, the Company issued 358,460 shares of common stock related to cashless exercises of warrants in accordance with the June 2012 Public Offerings.

Outstanding warrants as of December 31, 2013 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued 4/20/2011	1,114,168	$9.90	04/20/15
Issued 6/25/2012	6,577,928	$5.28	06/25/17

Stock Option Plans

2004 Plan

In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, stock performance units and stock performance shares to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options and may be granted for terms of up to ten years from the date of grant. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. At the May 2013 Annual Meeting of Stockholders, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 2,000,000. As of December 31, 2013, there were 2,161,829 shares of common stock reserved for issuance under the 2004 Plan.

1997 Plan

In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for terms of up to ten years from the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory stock option shall not be less than 100% and 85% of the estimated fair market value of the shares on the date of grant, respectively, and (ii) with respect to any 10% stockholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. Options granted under the 1997 Plan generally vested over four or five years (generally 25% after one year and monthly thereafter). As of December 31, 2013, the Company had reserved 11,504 shares of common stock for issuance related to options outstanding under the 1997 Plan, and there were no shares available for future grants under the 1997 Plan.

Activity under the two stock option plans was as follows:

	Shares Available for Grant of Option or Award	Stock Options Outstanding	Weighted Average Exercise Price per Share - Stock Options	Weighted Average remaining contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2010	854,862	1,349,223	$25.89
Increase in authorized shares	500,000	—	—
Options granted	(425,420)	425,420	9.56
Restricted stock units granted	(531,701)	—	—
Options exercised	—	(2,667)	6.56
Options forfeited/expired	173,569	(173,568)	22.63
Restricted stock units forfeited	14,166	—	—

Balance at December 31, 2011	585,476	1,598,408	21.93
Increase in authorized shares	416,667	—	—
Options granted	(403,108)	403,108	6.14
Options forfeited/expired	210,989	(210,989)	17.00
Restricted stock units forfeited	68,702	—	—

Balance at December 31, 2012	878,726	1,790,527	18.96
Increase in authorized shares	2,000,000	—	—
Options granted	(797,629)	797,629	5.95
Restricted stock units granted	(41,661)	—	—
Options exercised	—	(21,397)	5.32
Options forfeited/expired	117,394	(117,394)	12.55
Restricted stock units forfeited	4,999	—	—

Balance at December 31, 2013	2,161,829	2,449,365	$15.15	6.67	$589,077

Exercisable at December 31, 2013		1,622,205	$19.49	5.60	$288,844
Vested and expected to vest as of December 31, 2013		2,428,631	$15.22	6.65	$580,858

Total intrinsic value of stock options exercised was $107,000, zero and $8,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2013 and the exercise price of shares. The market value as of December 31, 2013 was $6.50 per share as reported by NASDAQ. The weighted average grant date fair value of stock options granted was $3.85, $3.89 and $6.25 per share during the years ended December 31, 2013, 2012 and 2011,

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

respectively. The number of option shares vested was 937,994, 245,946 and 225,622 in 2013, 2012 and 2011, respectively. The fair value of option shares vested was $3.5 million, $1.5 million and $2.0 million in 2013, 2012 and 2011, respectively.

Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2010	—	$—
Restricted stock units granted	531,701	6.78
Restricted stock units forfeited	(14,166)	6.78

Restricted stock units outstanding at December 31, 2011	517,535	6.78
Restricted stock units vested	(231,935)	6.78
Restricted stock units forfeited	(68,702)	6.78

Restricted stock units outstanding at December 31, 2012	216,898	6.78
Restricted stock units granted	41,661	6.00
Restricted stock units vested	(211,897)	6.78
Restricted stock units forfeited	(4,999)	6.78

Unvested restricted stock units outstanding at December 31, 2013	41,663	$6.00

The total fair value of restricted stock units vested during the years ended December 31, 2013, 2012 and 2010 was $1.4 million, $1.6 million and zero, respectively. The Company measures compensation expense for restricted stock units at fair value on the grant date and recognizes the expense over the expected vesting period. The fair value for restricted stock units is based on the closing price of the Company’s common stock on the grant date. Unvested restricted stock awards are subject to repurchase at no cost to the Company.

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

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock unit, and employee stock purchases (in thousands):

	Years Ended December 31,
	2013	2012	2011
Research and development	$1,538	$1,801	$1,331
General and administrative	2,059	1,982	1,738

Stock-based compensation included in operating expenses	$3,597	$3,783	$3,069

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The key input assumptions used to estimate fair value of these awards

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Employee Stock Options	ESPP	Employee Stock Options	ESPP	Employee Stock Options	ESPP
Risk-free interest rate	1.1%	0.2%	1.1%	0.2%	2.4%	0.3%
Volatility	73.2%	74.6%	71.1%	72.0%	72.0%	72.0%
Expected term in years	6.20	1.25	6.13	1.25	6.10	1.25
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

As of December 31, 2013, there was $3.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.54 years and $149,000 of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 1.18 years.

Non-employee Stock-Based Compensation

The Company records stock option grants to non-employees at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest.

There were no stock option grants to non-employees in the years ended December 31, 2013, 2012 or 2011. When terminating, if employees continue to provide service to the Company as consultants and their grants are permitted to continue to vest, the expense associated with the continued vesting of the related stock options is classified as non-employee stock compensation expense after the status change.

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $104,000, $56,000, and $18,000 in 2013, 2012 and 2011, respectively.

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

ESPP

In January 2004, the Board of Directors adopted the ESPP, which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. The Company issued 14,985, 15,010 and 18,822 shares of common stock during 2013, 2012 and 2011, respectively, pursuant to the ESPP at an average price of $3.66, $4.32 and $6.66 per share, in 2013, 2012 and 2011, respectively. At December 31, 2013 the Company had 189,896 shares of common stock reserved for issuance under the ESPP.

Note 14 — Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. The Company did not record an income tax provision in the years ended December 31, 2013, 2012, or 2011 because the Company had a net taxable loss in the period.

For financial statement purposes, income before taxes includes the following components (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$(33,717)	$(40,370)	$(47,860)
Foreign	—	—	—

Total	$(33,717)	$(40,370)	$(47,860)

The Company recorded the following income tax provision as follows (in thousands):

Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2013	2012	2011
Deferred tax assets:
Depreciation and amortization	$918	$1,024	$997
Capitalized R&D	20,702	4,932	6,582
Reserves and accruals	4,946	5,101	3,524
Net operating losses	144,254	153,193	141,226
Tax credits	33,043	25,943	16,778

Total deferred tax assets	203,863	190,193	169,107
Less: Valuation allowance	(203,863)	(190,193)	(169,107)

Net deferred tax assets	$—	$—	$—

Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting the Company’s future results, the Company maintained a full valuation allowance on the net deferred tax assets as of December 31, 2013, 2012 and 2011. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $13.7 million in 2013, $21.1 million in 2012, and $18.5 million in 2011.

As a result of certain realization requirements of accounting guidance for stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2013, 2012 and 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1.8 million if and when such benefits are ultimately realized and reduce taxes payable.

The following are the Company’s valuation and qualifying accounts (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2011:
Deferred tax valuation allowance	$150,635	$18,472	—	—	$169,107
Year Ended December 31, 2012:
Deferred tax valuation allowance	$169,107	$21,086	—	—	$190,193
Year Ended December 31, 2013:
Deferred tax valuation allowance	$190,193	$13,670	—	—	$203,863

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2013	2012	2011
Tax at federal statutory tax rate	(34)%	(34)%	(34)%
State income tax, net of federal tax benefit	(4)%	(6)%	(6)%
State Apportionment	7%	0%	0%
Tax credits (net)	(14)%	(19)%	(1)%
Deferred tax assets (utilized) not benefited	41%	56%	39%
Stock-based compensation	2%	0%	1%
NOL Expiration	1%	2%	0%
Other	1%	1%	1%

Total	0%	0%	0%

The Company had federal net operating loss carryforwards of approximately $375.2 million and apportioned state net operating loss carryforwards of approximately $286.0 million before federal benefit at December 31, 2013. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2020 and 2014, respectively. The net operating loss carryforwards include deductions for stock options.

The Company had general business credit of approximately $29.1 million and $13.6 million for federal and California state income tax purposes, respectively, at December 31, 2013. Amounts are comprised of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely. Since its filing of its 2011 tax return, the Company has claimed the orphan drug credit. For qualifying expenses, the orphan drug credit offers an increased benefit relative to the research and development credit taken in years prior.

As required by California state law, the Company apportions income to California based on a “market-based” sourcing approach. Accordingly, the Company’s California apportionment formula is sensitive to changes in the source of the Company’s mix of revenue. As a result of agreements in place in 2013, the Company adjusted deferred tax assets to reflect these changes.

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. The Company has performed a section 382 analysis for the year ended December 31, 2013 and has not experienced an ownership change since 2006. A portion of the Company’s existing net operating losses and tax credits are subject to limitations arising from previous ownership changes. Future changes in the Company’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

Section 59(e) of the Internal Revenue Code allows a Company to capitalize R&D expenses. The Company elected to capitalize R&D expenses on its 2012 tax returns after completing a reverse stock split in the second quarter of 2013. The Company anticipates doing the same in its 2013 tax return.

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

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company historically files income tax returns for federal and California purposes. In general, the statute of limitations for tax liabilities for all years remains open for the purpose of adjusting the amounts of the losses and credits carried forward from those years.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (“UTBs”) (in thousands):

	Federal and State Tax	Federal Tax Benefit of State Income Tax UTBs	Unrecognized Income Tax Benefits - Net of Federal Benefit of State UTBs
Unrecognized tax benefits balance at December 31, 2011	$5,491	$1,174	$4,317
Addition for tax positions of prior years	547	—	547
Reduction for tax positions of prior years	(1,059)	(16)	(1,043)
Addition for tax positions related to the current year	361	—	361

Unrecognized tax benefits balance at December 31, 2012	5,340	1,158	4,182
Addition for tax positions of prior years	24	8	16
Addition for tax positions related to the current year	807	43	764

Unrecognized tax benefits balance at December 31, 2013	$6,171	$1,209	$4,962

Included in the balance of unrecognized tax benefits as of December 31, 2013, 2012 and 2011 are $5.0 million, $4.2 million and $4.3 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during 2013, 2012 or 2011. The Company does not expect its unrecognized tax benefit to change materially over the next twelve months.

Note 15 — Interest and Other, Net

Components of Interest and Other, Net were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Warrant expense	$—	$—	$—
Interest income and other income	98	89	143
Interest expense and other expense	79	(2)	(39)

Interest and Other, net	$177	$87	$104

Warrant expense for the period from inception to December 31, 2013 was related to the change in the fair value of the warrant liability that was recorded in connection with the Company’s registered direct equity offering in May 2009.

CYTOKINETICS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS — (Continued)

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Interest expense and other expense in 2013 consisted solely of net gains realized upon disposal of equipment. Interest expense and other expense in 2011 primarily consisted of interest expense on borrowings under equipment financing lines.

Note 16 — Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Total revenues	$821	$1,009	$4,469	$24,349
Net income (loss)	(12,619)	(15,041)	(12,588)	6,531
Net income (loss) allocable to common stockholders	(12,619)	(15,041)	(12,588)	6,531
Net income (loss) per share allocable to common stockholders — basic	$(0.53)	$(0.58)	$(0.43)	$0.22
Net income (loss) per share allocable to common stockholders — diluted	$(0.53)	$(0.58)	$(0.43)	$0.21
2012
Total revenues	$1,820	$1,841	$1,714	$2,184
Net loss	(9,928)	(8,943)	(10,044)	(11,455)
Net loss allocable to common stockholders	(9,928)	(10,250)	(10,044)	(11,455)
Net loss per share allocable to common stockholders — basic and diluted	$(0.78)	$(0.76)	$(0.45)	$(0.48)

Note 17 — Subsequent Events

In January 2014, the Company sold 364,103 shares of common stock through MLV for net proceeds of approximately $2.4 million. As of January 8, 2014, the Company had sold 2,397,278 shares, the maximum allowable under the MLV Agreement and therefore, no shares remain available to the Company for sale through MLV.

On February 25, 2014, the Company closed an underwritten public offering for the issuance and sale of 5,031,250 shares of its common stock. The gross public offering proceeds were approximately $40.3 million. The net proceeds from the sale of the shares were approximately $37.4 million, after deducting the underwriting discount and estimated offering expenses.

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

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors” and “Executive Officers.”

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	1,622,205	$19.49	2,351,725	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	1,622,205	$19.49	2,351,725

(1)	Includes 226,321 shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

      (1) Financial Statements (included in Part II of this report):

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets

•	Statements of Comprehensive Loss

•	Statements of Stockholders’ Equity (Deficit)

•	Statements of Cash Flows

•	Notes to Financial Statements

      (2) Financial Statement Schedules:

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

      (3) Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(18)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(21)

3.4	Amended and Restated Bylaws.(2)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(3)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.(17)

4.1	Specimen Common Stock Certificate.(4)

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(5)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(3)

4.4	Form of Common Stock Warrant Agreement(15)

4.5	Form of Preferred Stock Warrant Agreement(15)

4.6	Form of Warrant(10)

4.7	Form of Common Stock Warrant and Warrant Certificate(22)

4.8	Form of Preferred Stock Warrant and Warrant Certificate(22)

10.1	1997 Stock Option/Stock Issuance Plan.(2)

10.2	2004 Equity Incentive Plan, as amended.(14)

10.3	2004 Employee Stock Purchase Plan.(14)

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

Exhibit Number	Description

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(2)

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(2)

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(2)

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(2)

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(2)

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(2)

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(2)

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

*10.15	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(11)

10.16	Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(8)

10.17	Form of Indemnification Agreement between the Company and each of its directors and executive officers.(9)

*10.18	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(12)

10.19	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(9)

10.20	Form of Executive Employment Agreement between the Company and its executive officers.(9)

*10.21	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(13)

*10.22	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(13)

*10.23	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(13)

*10.24	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(13)

10.25	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.(13)

10.26	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership.(16)

Exhibit Number	Description

*10.27	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(16)

10.28	Securities Purchase Agreement, dated April 18, 2011, between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.(3)

10.29	At the Market Issuance Sales Agreement, dated June 10, 2011, between the Company and McNicoll, Lewis & Vlak LLC.(6)

*10.30	Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.(24)

*10.31	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.(19)

*10.32	Amendment No. 2, dated October 30, 2012 to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.(20)

10.33	Compensation Information for the Company’s Named Executive Officers.(23)

10.34	Form of Option Agreement.(20)

10.35	Form of Restricted Stock Unit Award Agreement.(20)

10.36	Common Stock Purchase Agreement dated June 11, 2013, by and between the Company and Amgen, Inc.(25)

*10.37	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen, Inc.(14)

*10.38	Collaboration and License Agreement, dated June 21, 2013, by and between the Company and Astellas Pharma, Inc.(14)

10.39	Form of Executive Employment Agreement between the Company and its executive officers.

23.1	Consent of Independent registered public accounting firm.

24.1	Power of Attorney (included in the signature page to this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.

(2)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2011.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012.

(11)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(13)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2013.

(15)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.

(16)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011.

(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.

(18)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.

(19)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 4, 2012.

(20)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2013.

(21)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.

(22)	Incorporated by reference from our registration statement on Form S-3, registration number 333-192125, filed with the Securities and Exchange Commission on November 6, 2013.

(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2014.
(24)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2012.
(25)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2013.

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

Dated: March 7, 2014

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

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2014

/s/ SHARON A. BARBARI Sharon A. Barbari	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Executive)	March 7, 2014

/s/ L. PATRICK GAGE, PH.D. L. Patrick Gage, Ph.D.	Chairman of the Board of Directors	March 7, 2014

/s/ SANTO J. COSTA Santo J. Costa	Director	March 7, 2014

/s/ DENISE M. GILBERT, PH.D. Denise M. Gilbert, Ph.D.	Director	March 7, 2014

/s/ JOHN T. HENDERSON, M.B. CH.B. John T. Henderson, M.B. Ch.B.	Director	March 7, 2014

/s/ B. LYNNE PARSHALL, ESQ. B. Lynne Parshall, Esq.	Director	March 7, 2014

/s/ SANDFORD D. SMITH Sandford D. Smith	Director	March 7, 2014

/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director	March 7, 2014

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(18)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(21)

3.4	Amended and Restated Bylaws.(2)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.(3)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.(17)

4.1	Specimen Common Stock Certificate.(4)

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(5)

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.(3)

4.4	Form of Common Stock Warrant Agreement(15)

4.5	Form of Preferred Stock Warrant Agreement(15)

4.6	Form of Warrant(10)

4.7	Form of Common Stock Warrant and Warrant Certificate(22)

4.8	Form of Preferred Stock Warrant and Warrant Certificate(22)

10.1	1997 Stock Option/Stock Issuance Plan.(2)

10.2	2004 Equity Incentive Plan, as amended.(14)

10.3	2004 Employee Stock Purchase Plan.(14)

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.(2)

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC.(2)

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.(2)

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership.(2)

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.(2)

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen, LLC.(2)

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership.(2)

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership.(2)

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

Exhibit Number	Description

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.(2)

*10.15	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.(11)

10.16	Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.(8)

10.17	Form of Indemnification Agreement between the Company and each of its directors and executive officers.(9)

*10.18	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.(12)

10.19	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.(9)

10.20	Form of Executive Employment Agreement between the Company and its executive officers.(9)

*10.21	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(13)

*10.22	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(13)

*10.23	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(13)

*10.24	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(13)

10.25	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.(13)

10.26	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership.(16)

*10.27	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.(16)

10.28	Securities Purchase Agreement, dated April 18, 2011, between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.(3)

10.29	At the Market Issuance Sales Agreement, dated June 10, 2011, between the Company and McNicoll, Lewis & Vlak LLC.(6)

*10.30	Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.(24)

*10.31	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.(19)

*10.32	Amendment No. 2, dated October 30, 2012 to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.(20)

10.33	Compensation Information for the Company’s Named Executive Officers.(23)

10.34	Form of Option Agreement.(20)

10.35	Form of Restricted Stock Unit Award Agreement.(20)

Exhibit Number	Description

10.36	Common Stock Purchase Agreement dated June 11, 2013, by and between the Company and Amgen, Inc.(25)

*10.37	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen, Inc.(14)

*10.38	Collaboration and License Agreement, dated June 21, 2013, by and between the Company and Astellas Pharma, Inc.(14)

10.39	Form of Executive Employment Agreement between the Company and its executive officers.

23.1	Consent of Independent registered public accounting firm.

24.1	Power of Attorney (included in the signature page to this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference from our registration statement on Form S-3, registration number 333-174869, filed with the Securities and Exchange Commission on June 13, 2011.

(2)	Incorporated by reference from our registration statement on Form S-1, registration number 333-112261, declared effective by the Securities and Exchange Commission on April 29, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 18, 2011.

(4)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Security and Exchange Commission on May 9, 2007.

(5)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 3, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2011.

(7)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2006.

(8)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 15, 2007.

(9)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 5, 2008

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 6, 2012.

(11)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2007.

(12)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008.

(13)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2009.

(14)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2013.

(15)	Incorporated by reference from our registration statement on Form S-3, registration number 333-178189, filed with the Securities and Exchange Commission on November 25, 2011.

(16)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2011.

(17)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 2012.

(18)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 4, 2011.

(19)	Incorporated by reference from our Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 4, 2012.

(20)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2013.

(21)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 2013.

(22)	Incorporated by reference from our registration statement on Form S-3, registration number 333-192125, filed with the Securities and Exchange Commission on November 6, 2013.

(23)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 27, 2014.

(24)	Incorporated by reference from our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 13, 2012.

(25)	Incorporated by reference from our Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2013.

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