Form 10-Q
period 2014-03-31
CYTOKINETICS INC
filed 2014-05-07
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Number of shares of common stock, $0.001 par value, outstanding as of May 2, 2014: 36,608,781.

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$13,256	$20,158
Short-term investments	69,090	57,570
Accounts receivable and related party receivable	2,116	5
Prepaid and other current assets	1,592	1,605

Total current assets	86,054	79,338
Property and equipment, net	1,508	1,221
Long-term investments	19,515	2,502
Other assets	200	127

Total assets	$107,277	$83,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,689	$3,709
Accrued liabilities	7,678	8,272
Deferred revenue, current	10,396	14,701
Short-term portion of deferred rent	29	22

Total current liabilities	19,792	26,704
Deferred revenue, non-current	772	1,500
Long-term portion of deferred rent	535	542

Total liabilities	21,099	28,746

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 36,090,071 shares at March 31, 2014 and 30,681,624 shares at December 31, 2013	36	31
Additional paid-in capital	577,470	537,001
Accumulated other comprehensive income	12	7
Accumulated deficit	(491,340)	(482,597)

Total stockholders’ equity	86,178	54,442

Total liabilities and stockholders’ equity	$107,277	$83,188

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Research and development revenues from related parties	$665	$328
Research and development, grant and other revenues	5,232	493
License revenues	2,082	—

Total revenues	7,979	821

Operating expenses:
Research and development	12,490	9,834
General and administrative	4,259	3,634

Total operating expenses	16,749	13,468

Operating loss	(8,770)	(12,647)
Interest and other, net	26	28

Loss before income taxes	(8,744)	(12,619)
Income tax benefit	—	—

Net loss	$(8,744)	$(12,619)

Net loss per share basic and diluted	$(0.27)	$(0.53)

Weighted-average number of shares used in computing net loss per share — basic and diluted	32,985	24,010

Other comprehensive income (loss):
Unrealized gains(losses) on available-for-sale securities, net	6	(8)

Comprehensive loss	$(8,738)	$(12,627)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(8,744)	$(12,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	105	124
Stock-based compensation	694	966
Changes in operating assets and liabilities:
Related party accounts receivable	(2,111)	(324)
Prepaid and other assets	(60)	684
Accounts payable	(2,113)	(800)
Accrued and other liabilities	(560)	(103)
Related party payables and accrued liabilities	—	(150)
Deferred revenue	(5,033)	—

Net cash used in operating activities	(17,822)	(12,222)

Cash flows from investing activities:
Purchases of investments	(55,470)	(7,761)
Proceeds from sales and maturities of investments	26,943	18,408
Purchases of property and equipment	(333)	(177)

Net cash provided by (used in) investing activities	(28,860)	10,470

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	39,869	—
Proceeds (payments) from stock based award activities, and warrants, net	(89)	5

Net cash provided by financing activities	39,780	5

Net decrease in cash and cash equivalents	(6,902)	(1,747)
Cash and cash equivalents, beginning of period	20,158	14,907

Cash and cash equivalents, end of period	$13,256	$13,160

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Overview

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. In February 2014, the Company created a Bermuda subsidiary, Cytokinetics (Bermuda) Ltd. in furtherance of the international development and potential commercialization of the Company’s products outside the United States. The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions.

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $491.3 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $8.7 million and net cash used in operations of $17.8 million for the three months ended March 31, 2014. Cash, cash equivalents and investments increased to $101.9 million at March 31, 2014 from $80.2 million at December 31, 2013, principally due to net proceeds received of $37.5 million from the underwritten secondary offering which closed on February 25, 2014. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at March 31, 2014 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at March 31, 2014, and the results of operations for the three months ended March 31, 2014 and the cash flows for the three months ended March 31, 2014. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 7, 2014.

Comprehensive Loss

Comprehensive loss for the quarterly period ended March 31, 2014 was equal to net loss adjusted for unrealized gains and losses on investments.

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

As the par value per share of the Company’s common stock remained unchanged at $0.001 per share, a total of $139,000 was reclassified from common stock to additional paid-in capital. All references to shares of common stock and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Statement Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or tax credit carryforward exists. This new guidance requires entities, if certain criteria are met, to present an unrecognized tax benefit, or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The Company adopted ASU 2013-11 effective January 1, 2014 and the adoption of ASU 2013-11 did not have a material effect on its financial statements.

Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This new guidance is effective for the Company beginning January 1, 2015. The Company does not expect the adoption of ASU 2014-08 will have a material effect upon its financial statements.

Note 2. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock units, warrants, convertible preferred stock and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”), by applying the treasury stock method. The following is the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss	$(8,744)	$(12,619)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share ) — basic and diluted	32,985	24,010

Net loss per share — basic and diluted	$(0.27)	$(0.53)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Options to purchase common stock	3,249	2,450
Warrants to purchase common stock	7,691	9,008
Series B convertible preferred stock (as converted to common stock)	—	3,171
Restricted stock units	64	255
Shares issuable related to the ESPP	31	28

Total shares	11,035	14,912

All references to shares of common stock and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis. Refer to Reverse Stock Split in Note 1 for further detail.

Note 3. Supplemental Cash Flow Data

There was no cash paid for interest and no cash paid for taxes, for the periods presented. Supplemental cash flow data was as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Significant non-cash investing and financing activities:
Purchases of property and equipment through accounts payable	$(93)	$115
Purchases of property and equipment through accrued liabilities	33	37

Note 4. Related Party Research and Development Arrangements

Amgen Inc. (“Amgen”)

In December 2006, the Company entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure (the “Amgen Agreement”). The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In May 2009, Amgen exercised its option. As a result, Amgen became responsible for the development and commercialization of omecamtiv mecarbil and related compounds at its expense worldwide (excluding Japan), subject to the Company’s development and commercialization participation rights. Amgen reimburses the Company for certain research and development activities it performs under the collaboration, which is expected to continue through December 2014.

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

In conjunction with the Amgen Agreement Amendment, the Company also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of its common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million, which was received in June 2013. The Company determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was initially deferred and allocated between the license and services based on their relative selling prices using best estimate of selling price. Allocated consideration is recognized as revenue as revenue criteria is satisfied, or as services are performed over approximately 12 months. Pursuant to this agreement, Amgen agreed to certain trading and other restrictions with respect to the Company’s common stock. In October 2013, the Company determined that the revenue recognition requirements under ASC 605-10 had been met and accordingly, recognized $17.2 million in license revenue attributable to the Amgen Agreement in the fourth quarter of 2013. At March 31, 2014, the Company had $0.3 million of deferred revenue related to consideration allocated to research and development services pursuant to the Amgen Agreement.

Under the Amgen Agreement, as amended, the Company is eligible for potential pre-commercialization and commercialization milestone payments exceeding $650 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. None of the future contingent milestone payments pursuant to this arrangement are considered substantive as they are dependent upon Amgen’s performance. Therefore, they are not considered milestones under ASC 605-28. The Amgen Agreement also provides for the Company to receive increased royalties by co-funding Phase III development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If the Company elects to co-fund such costs, it would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

Pursuant to the Amgen Agreement, the Company has recognized research and development revenue from Amgen for reimbursements of internal costs of certain full-time employee equivalents, at a fixed rate, supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and of other costs related to that research program. These reimbursements were recorded as research and development revenues from related parties.

Research and development revenues from Amgen were as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Reimbursement of internal costs	$665	$328

Total research and development revenues from related parties	$665	$328

Related party accounts receivable from Amgen were as follows (in thousands):

	March 31, 2014	December 31, 2013
Related party accounts receivable — Amgen	$87	$—

Note 5. Other Research and Development Revenue Arrangements

Astellas Pharma Inc. (“Astellas”)

In June 2013, the Company entered into a collaboration and license agreement (the “Astellas Agreement”) with Astellas. The primary objective of the collaboration with Astellas is to advance novel therapies for diseases and medical conditions associated with muscle weakness.

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

The companies are jointly conducting research to identify next-generation skeletal muscle activators to be nominated as potential drug candidates, at Astellas’ expense, over a two-year term, which may be extended by the companies’ mutual consent. Astellas has the exclusive rights to develop and commercialize fast skeletal troponin activators from this research program in non-neuromuscular indications and to develop and commercialize other novel mechanism skeletal muscle activators from this research program in all indications, subject to certain co-development and co-promotion rights of the Company under the Astellas Agreement. Astellas is responsible for the costs associated with the development of all collaboration products, including CK-2127107.

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

In July 2013, the Company received an upfront, non-refundable license fee of $16 million in connection with the execution of the Astellas Agreement, and is eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. Based on the achievement of pre-specified criteria, the Company may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. The Company may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Astellas Agreement. In the event Astellas commercializes any collaboration products, the Company will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to the foregoing development, commercial launch and sales milestones, the Company may also receive payments for the achievement of pre-specified milestones relating to the joint research program. The Company retains the exclusive right to develop and commercialize tirasemtiv for the potential treatment of amyotrophic lateral sclerosis and other neuromuscular disorders, independently from the Astellas Agreement.

At the inception of the Astellas Agreement, the Company deferred revenue related to the Astellas Agreement in accordance with ASC 605-25. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis. Upfront, non-refundable licensing payments are assessed to determine whether or not the licensee is able to obtain stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue for the license fee being recognized in conjunction with the other deliverables that constitute the combined unit of accounting.

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model. During the three months ended March 31, 2014, the Company recorded $2.1 million in license revenue based on the proportional performance model. As of March 31, 2014, the Company has recognized $5.9 million of the $16 million upfront license fee as license revenue, and $10.1 million of deferred license revenue under the Astellas Agreement.

Pursuant to the Astellas Agreement, the Company has recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, at a fixed rate, supporting a collaborative research program, and of other costs related to that research program. During the three months ended March 31, 2014, the Company recorded research and development revenue from Astellas of $1.7 million related to the reimbursement of internal costs and $1.5 million related to the reimbursement of other costs.

The Company recognizes substantive milestone payments utilizing the milestone method of revenue recognition. The Company concluded that the milestones related to research and early development under the Astellas Agreement are substantive, since there is uncertainty that the milestones will be met, the milestones can only be achieved with the Company’s past and current performance, and the achievement of the milestones will result in additional payment to the Company. During the three months ended March 31, 2014, the Company earned $2.0 million in research milestone fees from Astellas related to CK-2127107. Milestone payments earned under this agreement are classified as research and development revenue.

The Company believes that the future milestones, if any, related to subsequent development and commercialization are not substantive as they are primarily the result of Astellas’ performance and therefore will be recognized as the Company completes its performance obligations under the agreement.

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Reimbursement of internal cost	$1,720	$—
Reimbursements of other costs	1,467	—
Research and development milestone fees	2,000	—

Total research and development revenue from Astellas	$5,187	$—

At March 31, 2014, the Company had $10.9 million of deferred revenue under the Astellas Agreement, reflecting the unrecognized portion of the license revenue.

MyoKardia, Inc.

In August 2012, the Company entered into a collaboration agreement with MyoKardia, Inc. Under an agreed research plan, scientists from MyoKardia and our employees conduct research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. The Company provided MyoKardia access to certain research facilities, and employees and other resources at agreed reimbursement rates that approximate our costs. The Company was the primary obligor in the collaboration arrangement, and accordingly, recorded expense reimbursements from MyoKardia as research and development revenue. The research plan terminated as planned in August 2013.

Research and development revenue from MyoKardia was as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Expense reimbursements from MyoKardia	$—	$435

Note 6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$11,238	$—	$—	$11,238

Short-term investments — U.S. Treasury securities	$69,075	$15	$—	$69,090	4/2014-3/2015

Long-term investments — U.S. Treasury securities	$19,518	$—	$(3)	$19,515	4/2015-8/2015

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$15,858	$—	$—	$15,858

Short-term investments — U.S. Treasury securities	$57,564	$7	$(1)	$57,570	1/2014-12/2014

Long-term investments — U.S. Treasury securities	$2,502	$—	$—	$2,502	1/2015

Marketable securities consist primarily of debt securities of United States government agencies and money market funds and are classified as “available for sale.” Available for sale securities are reported at fair value based on quoted market prices, with unrealized gains and losses reported in accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains/losses realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income/expense. Refer to Note 7 “Fair Value Measurements,” for further details.

Interest income was as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Interest income from marketable securities	$26	$28

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

Financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 were classified in one of the three categories described above as follows (in thousands):

	March 31, 2014
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$11,238	$—	$—	$11,238
U.S. Treasury securities	88,605	—	—	88,605

Total	$99,843	$—	$—	$99,843

Amounts included in:
Cash and cash equivalents	$11,238	$—	$—	$11,238
Short-term investments	69,090	—	—	69,090
Long-term investments	19,515	—	—	19,515

Total	$99,843	$—	$—	$99,843

	December 31, 2013
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$15,858	$—	$—	$15,858
U.S. Treasury securities	60,072	—	—	60,072

Total	$75,930	$—	$—	$75,930

Amounts included in:
Cash and cash equivalents	$15,858	$—	$—	$15,858
Short-term investments	57,570	—	—	57,570
Long-term investments	2,502	—	—	2,502

Total	$75,930	$—	$—	$75,930

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of March 31, 2014 and December 31, 2013, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs.

The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 8. Stockholders’ Equity

Accumulated Other Comprehensive Income

In the first quarter of 2014, the Company reclassified insignificant amounts of unrealized gains (losses) on investments from accumulated other comprehensive income into net loss.

Common Stock Outstanding

On February 25, 2014, the Company closed an underwritten public offering for the issuance and sale of 5,031,250 shares of its common stock. The gross proceeds from this public offering were $40.3 million and net proceeds were $37.5 million, after deducting the underwriting discount and offering expenses.

Warrants

As of March 31, 2014, the Company had warrants to purchase 7.7 million shares of the Company’s common stock outstanding. These warrants were issued pursuant to a June 2011 securities purchase agreement (the “Deerfield Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”); and pursuant to the June 20, 2012 underwriting agreements the Company entered into in connection with two separate, concurrent offerings for our securities (the “June 2012 Public Offerings”).

During the three months ended March 31, 2014, warrants to purchase 1,000 shares of the Company’s common stock, which were issued pursuant to the June 2012 Public Offerings, at an exercise price of $5.28 per share, were cash exercised.

Outstanding warrants as of March 31, 2014 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued pursuant to the Deerfield Agreement	1,114,168	$9.90	04/20/15
Issued pursuant to the June 2012 Public Offerings	6,576,286	$5.28	06/25/17

In April 2014, the Company issued 509,125 shares of common stock related to cashless exercises of warrants that were issued pursuant to the June 2012 Public Offerings.

MLV

In June 2011, the Company entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV.”) In January 2014, the Company sold 364,103 shares of common stock through MLV for net proceeds of approximately $2.4 million. As of January 8, 2014, the Company had sold 2,397,278 shares of common stock, the maximum allowable under the MLV Agreement and therefore, no shares remain available to the Company for sale through MLV.

Stock Option Plans

Stock option activity for the three months ended March 31, 2014 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2013	2,161,829	2,449,365	$15.15
Options granted	(835,131)	835,131	9.36
Options exercised	—	(390)	6.00
Options forfeited	3,689	(3,689)	6.20
Options expired	31,586	(31,586)	38.80
Restricted stock units granted	(43,500)	—	—

Balance at March 31, 2014	1,318,473	3,248,831	$13.44

Restricted stock unit activity for the three months ended March 31, 2014 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2013	41,663	$6.00
Restricted stock units granted	43,500	9.65
Restricted stock units released	(20,833)	6.00

Unvested restricted stock units outstanding at March 31, 2014	64,330	$8.47

All references to shares of common stock and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis. Refer to Reverse Stock Split in Note 1 for further detail.

Note 9. Interest and Other, Net

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 10 — Commitments and Contingencies

Commitments

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended March 31, 2014 and 2013 were $0.8 million and $0.8 million, respectively.

Contingencies

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by or on behalf of the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers and directors in certain circumstances. The Company maintains product liability insurance and comprehensive general liability insurance, which may cover certain liabilities arising from its indemnification obligations. It is not possible to determine the maximum potential amount of exposure under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification obligation. Such indemnification obligations may not be subject to maximum loss clauses. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 11. Income Taxes

The Company defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in the Company’s judgment, is greater than 50% likely to be realized.

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

Note 12. Subsequent Events

In April 2014, the Company issued 509,125 shares of common stock related to cashless exercises of warrants in accordance with the June 2012 Public Offerings.

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

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	planned further analyses of the results from the BENEFIT-ALS clinical trial and the potential outcomes of such analyses;

•	the potential further development of tirasemtiv for the potential treatment of amyotrophic lateral sclerosis (ALS);

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected timing for recognition of compensation cost related to unvested stock options; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•	the results of BENEFIT-ALS may not support further clinical development of tirasemtiv;

•

further clinical development of tirasemtiv for the potential treatment of ALS, if supported by the BENEFIT-ALS data, will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•

Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and related compounds, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and related compounds;

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

Overview

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of skeletal or cardiac muscle. Our earlier-stage research is directed to other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

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

Muscle Contractility Programs

Skeletal Muscle Contractility Program

Tirasemtiv is the lead drug candidate from this program, and is the subject of a Phase II clinical program. Cytokinetics holds the exclusive rights to tirasemtiv. We are also developing another drug candidate from this program, CK-2127107, which is being evaluated in Phase I clinical trials in collaboration with Astellas Pharma Inc. (“Astellas”) for potential non-neuromuscular indications associated with muscle weakness. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and tirasemtiv has demonstrated evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv

BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS): In October 2012, we initiated BENEFIT-ALS, a Phase IIb, multi-national, double-blind, randomized, placebo-controlled, clinical trial designed to evaluate the safety, tolerability and efficacy of tirasemtiv in patients with ALS. BENEFIT-ALS enrolled patients in 73 centers in 8 countries. Patients enrolled in BENEFIT-ALS began treatment with open-label tirasemtiv at 125 mg twice daily. Patients who tolerated this open-label treatment for one week were randomized to receive 12 weeks of double-blind treatment with twice-daily oral ascending doses of tirasemtiv or placebo, beginning at 125 mg twice daily and increasing weekly up to 250 mg twice daily (or a dummy dose titration with placebo). Clinical assessments occurred every four weeks during double-blind treatment; patients also returned for follow-up evaluations at one and four weeks after their final dose of double-blind study medication. The primary efficacy analysis of BENEFIT-ALS compared the mean change from baseline in the ALS Functional Rating Scale in its revised form (ALSFRS-R) to the average of the scores obtained after 8 and 12 weeks of double-blind treatment on tirasemtiv versus placebo.

In April 2014, BENEFIT-ALS results were presented at the American Academy of Neurology (AAN) in Philadelphia, PA. In this trial, 711 patients with amyotrophic lateral sclerosis (ALS) were enrolled into the open-label phase of the trial; subsequently 605 patients were randomized 1:1 to double-blind treatment with either tirasemtiv or placebo for 12 weeks. BENEFIT-ALS did not achieve its primary efficacy endpoint, the mean change from baseline in the ALSFRS-R (-2.98 points in the tirasemtiv group versus -2.40 points in the placebo group; p = 0.11).

Treatment with tirasemtiv resulted in a statistically significant and potentially clinically meaningful reduction in the decline of Slow Vital Capacity (SVC), a measure of the strength of the skeletal muscles responsible for breathing. SVC has been shown to be an important predictor of disease progression and survival in prior trials of patients with ALS. At week 12, the decline in SVC from baseline was -3.12 for patients receiving tirasemtiv versus -8.66 for those receiving placebo (p < 0.0001). From week 0 to week 12, the slope of decline in SVC measured as percentage points per day was -0.0394 for patients receiving tirasemtiv versus -0.0905 for those receiving placebo (p = 0.0006).

The analyses of other pre-specified secondary efficacy endpoints in BENEFIT-ALS produced mixed results. The Muscle Strength Mega-Score, a measure of strength combining the data from several muscle groups in each patient, declined more slowly on tirasemtiv versus placebo (p = 0.016 for the difference in slope of decline); however, there were no differences at any time point that reached statistical significance. The difference in the rate of decline for Sniff Nasal Inspiratory Pressure (SNIP) was not statistically significant (p = 0.21); however, SNIP decreased more on tirasemtiv compared with placebo in a statistically significant manner at 4 and 12 weeks (p values at 4, 8, and 12 weeks were 0.012, 0.066, and 0.050, respectively). No differences in Maximum Voluntary Ventilation and Hand Grip Fatigue were observed on tirasemtiv versus placebo.

Serious adverse events (SAEs) during double-blind treatment were more frequent on tirasemtiv than on placebo (9.0% vs. 5.4%). The most common SAE was respiratory failure which occurred in 1 patient on tirasemtiv and 3 patients on placebo. Confusional state and delirium occurred in 2 patients on tirasemtiv and no patients on placebo. More patients on tirasemtiv withdrew from the trial following randomization than on placebo (99 vs. 33 patients, respectively). Adverse events more common on tirasemtiv than on placebo (>10% difference) were dizziness (50.8% vs. 19.7%), fatigue (33.2% vs. 14.2%), and nausea (21.9% vs. 7.8%).

Patients on tirasemtiv lost more weight than patients on placebo (change from baseline to Week 12: -1.70 kg vs. -0.79 kg; p = 0.006). Weight loss was significantly greater in patients with gastrointestinal adverse events (e.g. nausea and decreased appetite) which occurred more frequently on tirasemtiv than on placebo (43.5% vs. 25.8%). The weight loss on tirasemtiv appeared to negatively impact the effect of tirasemtiv on the ALSFRS-R when compared to placebo (p value for weight change-by-treatment interaction = 0.052). ALSFRS-R declined less on tirasemtiv than on placebo in those patients treated with tirasemtiv who lost less weight.

We expect to continue to further analyze the data from BENEFIT-ALS to inform the potential further development of tirasemtiv for the potential treatment of ALS.

Other Activities. During the first quarter of 2014, Cytokinetics made preparations for the potential further development and the commercialization of tirasemtiv. These activities included interactions with regulatory authorities and other manufacturing, corporate development and commercial planning activities to support planning scenarios.

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

In July 2013, we received an upfront payment of $16 million in connection with the execution of the Astellas Agreement. We are eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. During the three months ended March 31, 2014, we recorded $2.1 million of license revenue and $3.2 million in reimbursement of sponsored research and development activities. Based on the achievement of pre-specified criteria, we may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. We may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Astellas Agreement. If Astellas commercializes any collaboration products, we will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to these development, commercial launch and sales milestones, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

CK-2127107: Current Clinical Development

CY 5014. During the fourth quarter of 2013, Cytokinetics completed dosing in CY 5014, a Phase I clinical trial of CK-2127107 in healthy male volunteers. CY 5014 is a randomized, open-label, two-period crossover study designed to assess the relative oral bioavailability, pharmacokinetics, safety and tolerability of two oral formulations of CK-2127107.

CY 5012. During the first quarter of 2014, Cytokinetics initiated enrollment in CY 5012, a double-blind, randomized, placebo-controlled, parallel group study. The primary objective of CY 5012 is to assess the safety, tolerability, and pharmacokinetics of CK-2127107 following multiple ascending doses in healthy volunteers. In the first quarter of 2014, we recognized $2.0 million in milestone revenue relating to CK-2127107 development activities. Research and development milestone payments are classified as research and development revenue in the statement of operations.

Other Development. We expect to conduct additional Phase I studies and certain Phase II readiness activities for CK-2127107 pursuant to our collaboration agreement with Astellas.

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

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. Under the Amgen Agreement Amendment, we plan to conduct a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50 million, and royalties on sales of omecamtiv mecarbil in Japan. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of our common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. Pursuant to this agreement, Amgen has agreed to certain trading and other restrictions with respect to our common stock. During the three months ended March 31, 2014, we recorded $0.7 million in reimbursement of sponsored research and development activities.

Under the Amgen Agreement, as amended, we are eligible for potential pre-commercialization and commercialization milestone payments exceeding $650 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding Phase III development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

In July 2013, Amgen announced that it had granted an option to commercialize omecamtiv mecarbil in Europe to Servier.

Omecamtiv Mecarbil: Current Clinical Development

In March 2013, we announced the initiation of dosing of patients in COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure). COSMIC-HF is a Phase II, double-blind, randomized, placebo-controlled, multicenter, dose escalation study designed to evaluate several modified-release oral formulations of omecamtiv mecarbil in patients with heart failure and left ventricular systolic dysfunction. COSMIC-HF is being conducted by Amgen in collaboration with Cytokinetics. Cytokinetics and Amgen reviewed results from the dose escalation phase of COSMIC-HF and selected an oral formulation of omecamtiv mecarbil for evaluation in the planned expansion phase of the trial.

During the first quarter of 2014, Cytokinetics announced the expansion phase of COSMIC-HF was opened to enrollment. The expansion phase of COSMIC-HF will enroll approximately 450 patients from approximately 100 clinical sites internationally. Patients will be randomized 1:1:1 to receive placebo, 25 mg, or 50 mg twice daily of omecamtiv mecarbil. Escalation to the 50 mg dose will depend on the plasma concentration of omecamtiv mecarbil following 2 weeks of oral dosing at 25 mg twice daily. The primary objective of the expansion phase of this trial is to characterize the safety, tolerability, and pharmacokinetics of omecamtiv mecarbil dosed orally during 20 weeks of treatment. The secondary objectives are to assess the changes from baseline in systolic ejection time, stroke volume, left ventricular end-systolic diameter, left ventricular end-diastolic diameter, heart rate and N-terminal pro-brain natriuretic peptide (a biomarker associated with the severity of heart failure) during 20 weeks of treatment.

In December 2013, Cytokinetics and Amgen agreed on the protocol and budget for the planned Phase I pharmacokinetic study, CY 1211. Based on interactions with regulatory authorities, Cytokinetics has begun preparations for the initiation of this trial. The trial will be conducted by Cytokinetics in collaboration with Amgen. The costs of the trial will be reimbursed by Amgen.

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

Development Risks

The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:

•	the results of BENEFIT-ALS may not support further clinical development of tirasemtiv;

•

further clinical development of tirasemtiv for the potential treatment of ALS, if supported by the BENEFIT-ALS data, will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

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

•

failure by our clinical trial sites, clinical research organizations, clinical manufacturing organizations and other third parties supporting our or our partners’ clinical trials to fulfill their obligations or otherwise perform as expected;

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

Results of Operations

Revenues

Total revenues were as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Research and development revenues from related parties	665	328
Research and development, grants and other revenues	5,232	493
License revenues	2,082	—

Total revenues	$7,979	$821

We recorded total revenues of $8.0 million and $0.8 million for the first quarter of 2014 and 2013, respectively.

Research and development revenues from related parties for the first quarter of 2014 and 2013 consisted of research and development revenues from our strategic collaboration with Amgen. Research and development revenues from Amgen were $0.7 million and $0.3 million for the first quarter of 2014 and 2013, respectively, and in both periods consisted of reimbursements of internal costs and other research and development expenses. The research activities under our collaboration with Amgen are anticipated to continue through December 2014.

Research and development, grant and other revenues were $5.2 million and $0.5 million for the first quarter of 2014 and 2013, respectively. Research and development, grant and other revenues in the first quarter of 2014 included reimbursement of internal costs from Astellas of $1.7 million, reimbursement of third party costs from Astellas of $1.5 million and milestone revenues from Astellas of $2.0 million. Research and development, grant and other revenues in the first quarter of 2013 included grant revenue from the NINDS of $0.1 million and research and development revenue from MyoKardia, Inc. of $0.4 million. Our contract with MyoKardia ended in August 2013.

License revenues were $2.1 million for the first quarter of 2014 and consisted of recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013, using the proportional performance model. As the Astellas collaboration began in July 2013, there was no revenue relating to this collaboration in the first quarter of 2013. The research activities with Astellas are anticipated to continue through June 2015 under the current agreement.

We anticipate that revenue for the full year 2014 will be in the range of $29 million to $31 million.

Research and Development Expenses

Research and development expenses were $12.5 million and $9.8 million in the first quarter of 2014 and 2013, respectively. The $2.7 million increase in research and development expenses in the first quarter of 2014, compared to the same period in 2013, was primarily due to increases of $1.7 million in outsourced clinical costs and $0.8 million in personnel expenses.

From a program perspective, the $2.7 million increase in spending in the first quarter of 2014, compared to the same period in 2013, was due to increased spending of $3.1 million for our skeletal muscle contractility program and $0.7 million for our cardiac muscle contractility program, partially offset by decreases of $1.1 million for our other research and preclinical programs.

Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended
	March 31, 2014	March 31, 2013
Cardiac muscle contractility	$1.3	$0.6
Skeletal muscle contractility	10.3	7.2
All other research programs	0.9	2.0

Total research and development expenses	$12.5	$9.8

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

We expect to continue development of our drug candidates tirasemtiv and CK-2127107 with Astellas for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We anticipate that research and development expenses in 2014 will increase compared to 2013 and will be in the range of $52 million to $55 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $1.5 million are included in our estimate of 2014 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $4.3 million and $3.6 million in the first quarter of 2014 and 2013, respectively. The increase in the first quarter of 2014, compared to the same period in 2013, was primarily due to an increase in financial services costs and personnel expenses.

We anticipate that general and administrative expenses in 2014 will increase compared to 2013 and will be in the range of $16 million to $18 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $1.5 million are included in our estimate of 2014 general and administrative expenses.

Interest and Other, Net

Interest income and other income increased in the first quarter of 2014 compared to the same period in 2013, due to higher average invested balances partially offset by lower average effective interest rates.

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

Critical Accounting Policies

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There has been no material change to our critical accounting policies since then.

Recent Accounting Pronouncements

See Note 1, “Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through March 31, 2014, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

February 2014 Public Offering

On February 25, 2014, we closed an underwritten public offering for the issuance and sale of 5,031,250 shares of our common stock. The gross proceeds from this public offering were $40.3 million and net proceeds were $37.5 million, after deducting the underwriting discount and offering expenses.

Amgen Agreement Amendment

In June 2013, we entered into the Amgen Agreement Amendment, which expanded our strategic alliance to include Japan (see Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement pursuant to which we sold 1,404,100 shares common stock to Amgen at a price per share of $7.12. The aggregate purchase price of $10.0 million was received in June 2013. We determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and will be recognized as revenue as services are performed over approximately 12 months.

Astellas Agreement

In June 2013, we entered into the Astellas Agreement (see Note 5, “Other Research and Development Revenue Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements). In July 2013, we received an upfront non-refundable license payment of $16 million in connection with the execution of the Astellas Agreement. We are eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program. In the first quarter of 2014, we recognized revenue of $2.0 million relating to Astellas Agreement milestones.

MLV

On June 10, 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we issued and sold, through January 2014, 2,397,278 shares for total net proceeds of approximately $15.2 million. Sales of our common stock through MLV in the first quarter of 2014 were 364,103 shares for net proceeds of approximately $2.4 million. No shares remain available to us for sale through the MLV Agreement.

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $101.9 million at March 31, 2014, up from $80.2 million at December 31, 2013. The increase of $21.7 million was primarily due to net proceeds received of $37.5 million from the February 2014 public offering, offset by the use of cash to fund operations.

Net cash used in operating activities was $17.8 million in the first quarter of 2014 was largely due to the ongoing research and development activities. The net loss for the three months ended March 31, 2014 included non-cash stock based compensation of $0.7 million. At March 31, 2014, deferred revenue of $11.2 million related largely to the deferral of revenue for Astellas based on the proportional performance model. Net cash used in operating activities was $12.2 million in the first quarter of 2013 and primarily resulted from ongoing research and development activities.

Net cash used in investing activities was $28.9 million in the first quarter of 2014 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $28.5 million. Net cash provided by investing activities was $10.5 million in the first quarter of 2013 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $10.6 million.

Net cash provided by financing activities was $39.8 million in the first quarter of 2014 and primarily consisted of net proceeds of $37.5 million from the February 2014 public offering and net proceeds of $2.4 million from sales of our common stock through MLV. Net cash provided by financing activities was $5,000 in the first quarter of 2013 and primarily consisted of net proceeds from the exercise of warrants.

Shelf Registration Statements. In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011 (the “December 2011 Shelf”). The December 2011 Shelf allowed us to issue securities from time to time for an aggregate offering price of up to $100.0 million. In June 2012, we filed a supplemental shelf registration statement with the SEC, which was declared effective in June 2012 (the “Supplemental Shelf”). The Supplemental Shelf allows us to issue additional securities from time to time for an aggregate offering price of up to $20.0 million, and for a total aggregate offering price under the December 2011 Shelf and the Supplemental Shelf of up to $120.0 million. As of May 2, 2014, $18.3 million remains available to us under these shelf registration statements. The specific terms of offerings, if any, under these shelf registration statements will be established at the time of such offerings.

In November 2013 we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allowed us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of May 2, 2014, $109.8 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf will be established at the time of such offerings.

As of March 31, 2014, future minimum payments under our lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating leases (1)	$2,524	$7,057	$5,619	$—	$15,200

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue development of our fast skeletal muscle troponin activators tirasemtiv and CK-2127107 for the potential treatment of diseases and conditions related to skeletal muscle weakness or wasting. We plan to continue to support the development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the initiation, progress, timing, scope and completion of preclinical research, non-clinical development and clinical trials for our drug candidates and other compounds;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decisions with regard to funding of development and commercialization of omecamtiv mecarbil or other compounds for the potential treatment of heart failure under our collaboration;

•	Astellas’s decisions with regard to funding of development and commercialization of CK-2127107 or other skeletal muscle activators under our collaboration;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our potential drugs;

•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;

•	our plans or ability to engage third party manufacturers for our drug candidates and potential drugs;

•	our plans or ability to build or access sales and marketing capabilities and to achieve market acceptance for potential drugs;

•	the expansion and advancement of our research programs;

•	the hiring of additional employees and consultants;

•	the expansion of our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We have incurred an accumulated deficit of $491.3 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, if further development of tirasemtiv for the potential treatment of ALS is supported by the results of BENEFIT-ALS, we will require significant additional funding to enable us to conduct any such development. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than reimbursements, milestone and royalty payments that we may receive under our collaboration agreements with Amgen and Astellas. We may not receive any further funds under those agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

If we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities. For example, if we cannot raise the funds necessary to enable the conduct of further development for tirasemtiv for the potential treatment of ALS, if supported by the results of BENEFIT-ALS, our ability to continue the development of tirasemtiv will be delayed or suspended. If we delay or discontinue research and development activities, our stock price may be negatively affected.

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

All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if the results of preclinical studies for a drug candidate are sufficient to support such a filing, the results of preclinical studies do not necessarily predict the results of clinical trials. As an example, because the physiology of animal species used in preclinical studies may vary substantially from other animal species and from humans, it may be difficult to assess with certainty whether a finding from a study in a particular animal species will result in similar findings in other animal species or in humans. For any of our drug candidates, the results from Phase I clinical trials in healthy volunteers and clinical results from Phase I and II trials in patients are not necessarily indicative of the results of later and larger clinical trials that are necessary to establish whether the drug candidate is safe and effective for the applicable indication. Likewise, interim results from a clinical trial may not be indicative of the final results from that trial, and results from early Phase II clinical trials may not be indicative of the results from later clinical trials. For example, early Phase II clinical trials of tirasemtiv in patients with ALS showed encouraging dose-related trends in measurements of the ALS Functional Rating Scale in its revised form (ALSFRS-R) for patients receiving tirasemtiv compared to those receiving placebo. However, BENEFIT-ALS, a Phase IIb clinical trial of tirasemtiv in patients with ALS, did not achieve its primary efficacy endpoint, the mean change from baseline in the ALSFRS-R for patients receiving tirasemtiv compared to those receiving placebo.

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

We have observed certain adverse effects in the clinical trials conducted with our drug candidates. For example, in BENEFIT-ALS, adverse events of dizziness, fatigue, nausea, confusional state, muscle spasms, somnolence (sleepiness), decreased appetite, headache, insomnia, dyspnea (difficulty breathing) and dysathria (difficulty speaking) occurred more frequently during treatment with tirasemtiv than with placebo. In addition, weight loss was significantly greater in patients with gastrointestinal adverse events (e.g., nausea and decreased appetite), which occurred more frequently on tirasemtiv than on placebo. In clinical trials of omecamtiv mecarbil, adverse events of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction were observed during treatment with omecamtiv mecarbil.

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

Under our strategic alliance, Amgen holds an exclusive license to our drug candidate omecamtiv mecarbil worldwide. As a result, Amgen is responsible for the development and obtaining and maintaining regulatory approval of omecamtiv mecarbil for the potential treatment of heart failure worldwide.

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

We have retained the rights to develop and commercialize tirasemtiv. We currently do not have a strategic partner for this drug candidate. We may seek one or more strategic partners or other arrangements with third parties to support further clinical development, if supported by the results of BENEFIT-ALS, and commercialization of tirasemtiv. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines. If we are unable to enter into a strategic alliance for tirasemtiv, we will be unable to conduct further clinical development of tirasemtiv for the potential treatment of ALS unless we are able to acquire the funding to do so from another source.

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

Our CROs’ failure to carry out development activities on our behalf as agreed and in accordance with our and the FDA’s or other regulatory agencies’ requirements and applicable U.S. and foreign laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. For example, in June 2013, we learned from our data management vendor for our BENEFIT-ALS clinical trial that a programming error in the electronic data capture system controlling study drug assignment caused 58 patients initially randomized to and treated with tirasemtiv to receive placebo instead at a certain trial visit and for the remainder of the trial. In order to maintain the originally intended statistical power of the trial, we amended the protocol to permit enrollment of approximately 680 patients, or 180 patients in addition to the 500 patients allowed under the existing protocol. This protocol amendment resulted in additional costs and delays in conducting BENEFIT-ALS. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited. If we fail to effectively manage the CROs carrying out the development of our drug candidates or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented.

We have no manufacturing capacity and depend on our strategic partners and contract manufacturers to produce our clinical trial materials, including our drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Following our conduct of the Phase I clinical trials for CK-2127107, Astellas will assume responsibility to conduct these activities for the ongoing development of CK-2127107 worldwide. For tirasemtiv, we rely on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials, as well as other materials required to conduct our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

If omecamtiv mecarbil is approved for marketing by the FDA for heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; Reasanz (serelaxin) and LCZ-696, which are being developed by Novartis; cenderitide (CD-NP), which is being developed by Carpicor Therapeutics, Inc.; TRV-027, which is being developed by Trevena; ularitide, which is being developed by Cardiorentis Ltd.; aladorian, which is being developed by Armgo Pharma, Inc; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc.; Neurocardin, which is being developed by Zensun Sci & Tech, Ltd; Mydicar, a genetically-targeted enzyme replacement therapy for advanced heart failure which is being developed by Celladon Corporation; and levosimendan, which was recently acquired for development by Oxygen Biotherapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

As of May 2, 2014, our executive officers, directors and their affiliates beneficially owned or controlled approximately 5.5% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of May 2, 2014, there were 6,691,096 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $6.05 per share, and 3,245,395 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $13.43 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	000-50633	April 18, 2011	4.5

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	000-50633	June 20, 2012	4.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.	8-K	000-50633	April 18, 2011	10.68

4.4	Form of Common Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.4

4.5	Form of Preferred Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.5

4.6	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

10.45	Compensation Information for the Company’s Named Executive Officers.	8-K	000-50633	February 27, 2014	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2014	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	000-50633	April 18, 2011	4.5

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	000-50633	June 20, 2012	4.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.	8-K	000-50633	April 18, 2011	10.68

4.4	Form of Common Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.4

4.5	Form of Preferred Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.5

4.6	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

10.45	Compensation Information for the Company’s Named Executive Officers.	8-K	000-50633	February 27, 2014	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X