Form 10-Q
period 2014-06-30
CYTOKINETICS INC
filed 2014-08-07
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2014: 36,608,781

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,355	$20,158
Short-term investments	65,395	57,570
Accounts receivable and related party receivable	319	5
Prepaid and other current assets	2,009	1,605

Total current assets	80,078	79,338
Property and equipment, net	1,513	1,221
Long-term investments	14,352	2,502
Other assets	200	127

Total assets	$96,143	$83,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$985	$3,709
Accrued liabilities	6,911	8,272
Deferred revenue, current	8,984	14,701
Short-term portion of deferred rent	37	22

Total current liabilities	16,917	26,704
Deferred revenue, non-current	—	1,500
Long-term portion of deferred rent	529	542

Total liabilities	17,446	28,746

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares; Issued and outstanding, none
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 36,608,781 shares at June 30, 2014 and 30,681,624 shares at December 31, 2013	37	31
Additional paid-in capital	578,363	537,001
Accumulated other comprehensive income	12	7
Accumulated deficit	(499,715)	(482,597)

Total stockholders’ equity	78,697	54,442

Total liabilities and stockholders’ equity	$96,143	$83,188

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Research and development revenues from related parties	$843	$563	$1,508	$891
Research and development, grant and other revenues	4,196	446	9,428	939
License revenues	2,749	—	4,831	—

Total revenues	7,788	1,009	15,767	1,830

Operating expenses:
Research and development	11,737	12,347	24,227	22,181
General and administrative	4,458	3,730	8,717	7,364

Total operating expenses	16,195	16,077	32,944	29,545

Operating loss	(8,407)	(15,068)	(17,177)	(27,715)
Interest and other, net	33	27	59	55

Loss before income taxes	(8,374)	(15,041)	(17,118)	(27,660)
Income tax benefit	—	—	—	—

Net loss	$(8,374)	$(15,041)	$(17,118)	$(27,660)

Net loss per share basic and diluted	$(0.23)	$(0.58)	$(0.49)	$(1.11)

Weighted-average number of shares used in computing net loss per share — basic and diluted	36,443	25,773	34,724	24,896

Other comprehensive income (loss):
Unrealized gains(losses) on available-for-sale securities, net	—	(10)	6	(18)

Comprehensive loss	$(8,374)	$(15,051)	$(17,112)	$(27,678)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(17,118)	$(27,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	227	244
Stock-based compensation	1,553	2,096
Gain on sale of investments	(6)	—
Loss on disposal of equipment	—	(3)
Changes in operating assets and liabilities:
License fee receivable	—	(16,000)
Accounts receivable and related party accounts receivable	(314)	4
Prepaid and other assets	(478)	456
Accounts payable	(2,520)	(72)
Accrued and other liabilities	(1,325)	1,958
Related party payables and accrued liabilities	—	(150)
Deferred revenue	(7,217)	33,529

Net cash used in operating activities	(27,198)	(5,598)

Cash flows from investing activities:
Purchases of investments	(87,687)	(39,069)
Proceeds from sales and maturities of investments	68,024	39,547
Purchases of property and equipment	(757)	(221)
Proceeds from sales of property and equipment	—	3

Net cash provided by (used in) investing activities	(20,420)	260

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	39,869	7,483
Proceeds (payments) from stock based award activities and warrants, net	(54)	5

Net cash provided by financing activities	39,815	7,488

Net increase (decrease) in cash and cash equivalents	(7,803)	2,150
Cash and cash equivalents, beginning of period	20,158	14,907

Cash and cash equivalents, end of period	$12,355	$17,057

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $499.7 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $17.1 million and net cash used in operations of $27.2 million for the six months ended June 30, 2014. Cash, cash equivalents and investments increased from $80.2 million at December 31, 2013 to $92.1 million at June 30, 2014, principally due to net proceeds received of $37.5 million from the underwritten secondary offering which closed on February 25, 2014, partially offset by cash used by operations. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at June 30, 2014 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at June 30, 2014, and the results of operations for the three and six months ended June 30, 2014 and the cash flows for the six months ended June 30, 2014. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 7, 2014.

Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2014 was equal to net loss adjusted for unrealized gains and losses on investments.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim reporting periods beginning on or after December 15, 2016, and early adoption is not permitted. ASU 2014-09 permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method, and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss	$(8,374)	$(15,041)	$(17,118)	$(27,660)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share) — basic and diluted	36,443	25,773	34,724	24,896

Net loss per share — basic and diluted	$(0.23)	$(0.58)	$(0.49)	$(1.11)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three and Six Months Ended
	June 30, 2014	June 30, 2013
Options to purchase common stock	3,320	2,495
Warrants to purchase common stock	6,691	7,692
Series B convertible preferred stock (as converted to common stock)	—	667
Restricted stock units	64	254
Shares issuable related to the ESPP	13	12

Total shares	10,088	11,120

All references to shares of common stock and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis. Refer to Reverse Stock Split in Note 1 for further detail.

Note 3. Supplemental Cash Flow Data

There was no cash paid for interest and no cash paid for taxes, for the periods presented. Supplemental cash flow data was as follows (in thousands):

	Six Months Ended
	June 30, 2014	June 30, 2013
Significant non-cash investing and financing activities:
Purchases of property and equipment through accounts payable	$204	$129
Purchases of property and equipment through accrued liabilities	33	37

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

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, the Company received a non-refundable upfront license fee of $15 million in June 2013. Under the Amgen Agreement Amendment, the Company is conducting a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse the Company for the costs of this study. In addition, the Company is eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil and royalties on sales of omecamtiv mecarbil in Japan.

In conjunction with the Amgen Agreement Amendment, the Company also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of its common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million, which was received in June 2013. The Company determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was initially deferred and allocated between the license and services based on their relative selling prices using best estimate of selling price. The allocated consideration is recognized as revenue as revenue criteria is satisfied, or as services are performed over approximately 12 months. Pursuant to this agreement, Amgen agreed to certain trading and other restrictions with respect to the Company’s common stock.

In October 2013, the Company determined that the revenue recognition requirements under ASC 605-10 had been met and accordingly, recognized $17.2 million in license revenue attributable to the Amgen Agreement Amendment in the fourth quarter of 2013. In the second quarter of 2014, the Company recognized $45,000 of the previously deferred consideration attributable to the Amgen Agreement Amendment as research and development revenues from related parties. At June 30, 2014, the Company had $0.3 million of deferred revenue related to consideration allocated to research and development services pursuant to the Amgen Agreement Amendment.

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

Pursuant to the Amgen Agreement, the Company has recognized research and development revenue from Amgen for reimbursements of internal costs of certain full-time employee equivalents, supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and of other costs related to that research program. These reimbursements were recorded as research and development revenues from related parties.

Research and development revenues from Amgen were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Reimbursement of internal costs	$798	$563	$1,463	$891
Allocated consideration	45	—	45	—

Total research and development revenues from related parties	$843	$563	$1,508	$891

Related party accounts receivable from Amgen were as follows (in thousands):

	June 30, 2014	December 31, 2013
Related party accounts receivable — Amgen	$307	$—

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

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model. During the three and six months ended June 30, 2014, the Company recorded $2.7 and $4.8 million in license revenue, respectively, based on the proportional performance model. As of June 30, 2014, the Company has recognized $8.7 million of the $16 million upfront license fee as license revenue, and has $7.3 million of deferred license revenue under the Astellas Agreement.

Pursuant to the Astellas Agreement, the Company has recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting a collaborative research program, and of other costs related to that research program. During the three and six months ended June 30, 2014, the Company recorded research and development revenue from Astellas of $2.5 million and $4.2 million, respectively, related to the reimbursement of internal costs and $1.7 million and $3.2 million, respectively, related to the reimbursement of other costs.

The Company recognizes substantive milestone payments utilizing the milestone method of revenue recognition. The Company concluded that the milestones related to research and early development under the Astellas Agreement are substantive, since there is uncertainty that the milestones will be met, the milestones can only be achieved with the Company’s past and current performance, and the achievement of the milestones will result in additional payment to the Company. For the six months ended June 30, 2014, the Company earned $2.0 million in a research milestone fee from Astellas related to CK-2127107. Milestone payments earned under this agreement are classified as research and development revenue.

The Company believes that the future milestones, if any, related to subsequent development and commercialization are not substantive as they are primarily the result of Astellas’ performance and therefore will be recognized as the Company completes its performance obligations under the agreement.

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Reimbursement of internal cost	$2,476	$—	$4,196	$—
Reimbursements of other costs	1,690	—	3,157	—
Research and development milestone fees	—	—	2,000	—

Total research and development revenue from Astellas	$4,166	$—	$9,353	$—

At June 30, 2014, the Company had $8.7 million of deferred revenue under the Astellas Agreement, reflecting the unrecognized portion of the license revenue and unearned revenue relating to reimbursements of internal and other costs.

MyoKardia, Inc.

In August 2012, the Company entered into a collaboration agreement with MyoKardia, Inc. Under an agreed research plan, scientists from MyoKardia and our employees conduct research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. The Company provided MyoKardia access to certain research facilities, and employees and other resources at agreed reimbursement rates that approximated our costs. The Company was the primary obligor in the collaboration arrangement, and accordingly, recorded expense reimbursements from MyoKardia as research and development revenue. The research plan terminated as planned in August 2013.

Research and development revenue from MyoKardia was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Expense reimbursements from MyoKardia	$—	$410	$—	$845

Note 6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$9,591	$—	$—	$9,591

Short-term investments — U.S. Treasury securities	$65,386	$11	$(2)	$65,395	7/2014-6/2015

Long-term investments — U.S. Treasury securities	$14,349	$3	$—	$14,352	7/2015-11/2015

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$15,858	$—	$—	$15,858

Short-term investments — U.S. Treasury securities	$57,564	$7	$(1)	$57,570	1/2014-12/2014

Long-term investments — U.S. Treasury securities	$2,502	$—	$—	$2,502	1/2015

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

Interest income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest income from marketable securities	$26	$23	$52	$51

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

Financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 were classified in one of the three categories described above as follows (in thousands):

	June 30, 2014
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$9,591	$—	$—	$9,591
U.S. Treasury securities	79,747	—	—	79,747

Total	$89,338	$—	$—	$89,338

Amounts included in:
Cash and cash equivalents	$9,591	$—	$—	$9,591
Short-term investments	65,395	—	—	65,395
Long-term investments	14,352	—	—	14,352

Total	$89,338	$—	$—	$89,338

	December 31, 2013
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$15,858	$—	$—	$15,858
U.S. Treasury securities	60,072	—	—	60,072

Total	$75,930	$—	$—	$75,930

Amounts included in:
Cash and cash equivalents	$15,858	$—	$—	$15,858
Short-term investments	57,570			57,570
Long-term investments	2,502	—	—	2,502

Total	$75,930	$—	$—	$75,930

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of June 30, 2014 and December 31, 2013, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs.

The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 8. Stockholders’ Equity (Deficit)

Accumulated Other Comprehensive Income

In the first six months of 2014, the Company reclassified insignificant amounts of unrealized gains (losses) on investments from accumulated other comprehensive income into net loss.

Common Stock Outstanding

On February 25, 2014, the Company closed an underwritten public offering for the issuance and sale of 5,031,250 shares of its common stock. The gross proceeds from this public offering were $40.3 million and net proceeds were $37.5 million, after deducting the underwriting discount and offering expenses.

Warrants

As of June 30, 2014, the Company had warrants to purchase 6.7 million shares of the Company’s common stock outstanding. These warrants were issued pursuant to an April 2011 securities purchase agreement (the “Deerfield Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”); and pursuant to the June 2012 underwriting agreements the Company entered into in connection with two separate, concurrent offerings for our securities (the “June 2012 Public Offerings”).

In February 2014, warrants to purchase 1,000 shares of the Company’s common stock, which were issued pursuant to the June 2012 Public Offerings, at an exercise price of $5.28 per share, were cash exercised. In April 2014, the Company issued 509,125 shares of common stock related to cashless exercises of warrants that were issued pursuant to the June 2012 Public Offerings.

Outstanding warrants as of June 30, 2014 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued pursuant to the Deerfield Agreement	1,114,168	$9.90	04/20/15
Issued pursuant to the June 2012 Public Offerings	5,576,928	$5.28	06/25/17

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

Stock Option Plans

Stock option activity for the six months ended June 30, 2014 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2013	2,161,829	2,449,365	$15.15
Options granted	(914,081)	914,081	8.94
Options exercised	—	(390)	6.00
Options forfeited	7,252	(7,252)	6.54
Options expired	36,169	(36,169)	36.62
Restricted stock units granted	(43,500)	—	—

Balance at June 30, 2014	1,247,669	3,319,635	$13.23

Restricted stock unit activity for the six months ended June 30, 2014 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2013	41,663	$6.00
Restricted stock units granted	43,500	9.65
Restricted stock units released	(20,833)	6.00

Unvested restricted stock units outstanding at June 30, 2014	64,330	$8.47

All references to shares of common stock and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis. Refer to “Reverse Stock Split” in Note 1 for further detail.

Note 9. Interest and Other, Net

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 10 — Commitments and Contingencies

Commitments

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended June 30, 2014 and 2013 was $0.8 million, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was $1.7 million, respectively.

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

The significant jurisdictions in which the Company files income tax returns are the United States and the state of California. For jurisdictions in which tax filings are made, the Company is subject to income tax examination for all fiscal years since inception. The Company believes that it maintains adequate reserves for uncertain tax positions.

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

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

Muscle Contractility Programs

Skeletal Muscle Contractility Program

Tirasemtiv is the lead drug candidate from this program, and is the subject of a Phase II clinical trials program. Cytokinetics holds the exclusive rights to tirasemtiv. We are also developing another drug candidate from this program, CK-2127107, which is being evaluated in Phase I clinical trials in collaboration with Astellas Pharma Inc. (“Astellas”) for potential non-neuromuscular indications associated with muscle weakness. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and tirasemtiv has demonstrated evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating potential indications for which tirasemtiv and CK-2127107 may be useful.

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

Serious adverse events (SAEs) during double-blind treatment were more frequent on tirasemtiv than on placebo (9.0% vs. 5.4%). The most common SAE was respiratory failure which occurred in 1 patient on tirasemtiv and 3 patients on placebo. Confusional state and delirium occurred in 2 patients on tirasemtiv and no patients on placebo. More patients on tirasemtiv withdrew from the trial following randomization than on placebo (99 vs. 33 patients, respectively). Adverse events more common on tirasemtiv than on placebo (>10%

difference) were dizziness (50.8% vs. 19.7%), fatigue (33.2% vs. 14.2%), and nausea (21.9% vs. 7.8%). Patients on tirasemtiv lost more weight than patients on placebo (change from baseline to Week 12: -1.70 kg vs. -0.79 kg; p = 0.006). Weight loss was significantly greater in patients with gastrointestinal adverse events (e.g. nausea and decreased appetite) regardless of treatment, but they occurred more frequently on tirasemtiv than on placebo (43.5% vs. 25.8%).

In May 2014, we announced the presentation of further results from BENEFIT-ALS at the Joint Congress of European Neurology. These results indicated that differences in the decline in SVC on tirasemtiv versus placebo observed after 12 weeks of double-blind treatment were maintained for up to 4 weeks after discontinuation of treatment.

In July 2014, we announced the presentation of results from pre-specified subgroup analyses of BENEFIT-ALS at the 13th International Congress on Neuromuscular Diseases. The results indicate that the reduced decline in SVC on tirasemtiv versus placebo was observed consistently across all subgroups of patients in BENEFIT-ALS that were examined.

We expect to continue to further analyze the data from BENEFIT-ALS to inform the potential further development of tirasemtiv for the potential treatment of ALS.

Other Activities. During the first six months of 2014, we made preparations for the potential further development and commercialization of tirasemtiv. These activities included interactions with regulatory authorities and other manufacturing, corporate development and commercial planning activities to support planning scenarios.

We intend to seek damages from our data management vendor for the study drug assignment error caused by a programming error in the electronic data capture system that occurred during the BENEFIT-ALS trial in 2013.

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

In July 2013, we received an upfront payment of $16 million in connection with the execution of the Astellas Agreement. We are eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. During the three and six months ended June 30, 2014, we recorded $2.7 million and $4.8 million, respectively, of license revenue and $4.2 million and $9.4 million, respectively, in reimbursement of sponsored research and development activities. Based on the achievement of pre-specified criteria, we may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. We may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Astellas Agreement. If Astellas commercializes any collaboration products, we will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to these development, commercial launch and sales milestones, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

In the first six months of 2014, we recognized $2.0 million in milestone revenue relating to CK-2127107 development activities. Research and development milestone payments are classified as research and development revenue in the statement of operations.

CK-2127107: Current Clinical Development

CY 5014. During the fourth quarter of 2013, we completed dosing in CY 5014, a Phase I clinical trial of CK-2127107 in healthy male volunteers. CY 5014 is a randomized, open-label, two-period crossover study designed to assess the relative oral bioavailability, pharmacokinetics, safety and tolerability of two oral formulations of CK-2127107.

CY 5012. During the first quarter of 2014, we initiated enrollment in CY 5012, a double-blind, randomized, placebo-controlled, parallel group study. The primary objective of CY 5012 is to assess the safety, tolerability, and pharmacokinetics of CK-2127107 following multiple ascending doses in healthy volunteers.

CY 5013. During the second quarter of 2014, we initiated and completed enrollment in CY 5013, a Phase I randomized, placebo-controlled, single dose, 4-period crossover study of CK-2127107 in healthy male volunteers. CY 5013 is designed to evaluate the change in the force-frequency profile and its relationship to dose and plasma concentrations of CK-2127107.

Other Development. We expect to conduct additional activities for CK-2127107 pursuant to our collaboration agreement with Astellas.

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

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. Under the Amgen Agreement Amendment, we are conducting a Phase I pharmacokinetic study (CY 1211) intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50 million, and royalties on sales of omecamtiv mecarbil in Japan. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of our common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. Pursuant to this agreement, Amgen has agreed to certain trading and other restrictions with respect to our common stock. During the three and six months ended June 30, 2014, we recorded $0.8 million and $1.5 million, respectively, in reimbursement of sponsored research and development activities relating to the Amgen Agreement.

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

In July 2013, Amgen announced that it had granted an option to commercialize omecamtiv mecarbil in Europe to Servier, with Cytokinetics’ consent. The option and, if the option is exercised, the resulting commercialization sublicense to Servier, is subject to the terms and conditions of the Amgen Agreement. Amgen remains responsible for the performance of its obligations under the Amgen Agreement relating to Europe, including the payment of milestones and royalties relating to the development and commercialization of omecamtiv mecarbil in Europe.

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

During the first quarter of 2014, we announced the expansion phase of COSMIC-HF had opened to enrollment. The expansion phase of COSMIC-HF will enroll approximately 450 patients from approximately 100 clinical sites internationally. Patients will be randomized 1:1:1 to receive placebo, 25 mg, or 50 mg twice daily of omecamtiv mecarbil. Escalation to the 50 mg dose will depend on the plasma concentration of omecamtiv mecarbil following 2 weeks of oral dosing at 25 mg twice daily. The primary objective of the expansion phase of this trial is to characterize the safety, tolerability, and pharmacokinetics of omecamtiv mecarbil dosed orally during 20 weeks of treatment. The secondary objectives are to assess the changes from baseline in systolic ejection time, stroke volume, left ventricular end-systolic diameter, left ventricular end-diastolic diameter, heart rate and N-terminal pro-brain natriuretic peptide (a biomarker associated with the severity of heart failure) during 20 weeks of treatment. During the second quarter of 2014, enrollment continued in the expansion phase of COSMIC-HF, which has enrolled over 150 of approximately 450 planned heart failure patients from 95 clinical sites in 13 countries.

In December 2013, Cytokinetics and Amgen agreed on the protocol and budget for the planned Phase I pharmacokinetic study, CY 1211. During the second quarter of 2014, Cytokinetics initiated dosing in CY 1211, a Phase I single center, placebo-controlled, double-blind study comparing the pharmacokinetics of omecamtiv mecarbil between healthy Japanese and Caucasian volunteers. This trial is being conducted by Cytokinetics in collaboration with Amgen. The costs of the trial will be reimbursed by Amgen.

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

Development Risks

The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:

•	the results of clinical trials of our drug candidates conducted by us or our partners may not support the further clinical development of those drug candidates;

•

further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

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

Results of Operations

Revenues

Total revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2014	June 30, 2014	June 30, 2013
Research and development revenues from related parties	$843	$563	$1,508	$891
Research and development, grants and other revenues	4,196	446	9,428	939
License revenues	2,749	—	4,831	—

Total revenues	$7,788	$1,009	$15,767	$1,830

We recorded total revenues of $7.8 million and $1.0 million for the second quarter of 2014 and 2013, respectively and $15.8 million and $1.8 million for the first six months of 2014 and 2013, respectively.

Research and development revenues from related parties for the second quarter and first six months of 2014 and 2013 consisted of research and development revenues from our strategic collaboration with Amgen. Research and development revenues from Amgen were $0.8 million and $0.6 million for the second quarter of 2014 and 2013, respectively, and in both periods consisted of reimbursements of internal costs and other research and development expenses. Research and development revenues from Amgen were $1.5 million and $0.9 million for the first six months of 2014 and 2013, respectively, and in both periods consisted of reimbursements of internal costs and other research and development expenses. The research activities under our collaboration with Amgen are anticipated to continue through December 2014.

Research and development, grant and other revenues were $4.2 million and $0.4 million for the second quarter of 2014 and 2013, respectively. Research and development, grant and other revenues in the second quarter of 2014 included reimbursement of internal costs from Astellas of $2.5 million, reimbursement of third party costs from Astellas of $1.7 million and grant revenue of $30,000. Research and development, grant and other revenues in the second quarter of 2013 included grant revenue of $36,000 and research and development revenue from MyoKardia, Inc. of $0.4 million. Our contract with MyoKardia ended in August 2013.

Research and development, grants and other revenues were $9.4 million and $0.9 million for the first six months of 2014 and 2013, respectively. Research and development, grants and other revenues in the first six months of 2014 included reimbursement of internal costs from Astellas of $4.2 million, reimbursement of third party costs from Astellas of $3.2 million and milestone revenues from Astellas of $2.0 million. Research and development, grants and other revenues in the first six months of 2013 included research and development revenues from MyoKardia, Inc. of $0.8 million, and grant revenue of $0.1 million.

License revenues were $2.8 million and $4.8 million for the second quarter and the first six months of 2014, respectively, and consisted of recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013, using the proportional performance model. As the Astellas collaboration began in July 2013, there was no revenue relating to this collaboration in the second quarter or the first six months of 2013. The research activities with Astellas are anticipated to continue through June 2015 under the current agreement.

We anticipate that revenue for the full year 2014 will be in the range of $29 million to $31 million.

Research and Development Expenses

Research and development expenses were $11.7 million and $12.3 million in the second quarter of 2014 and 2013, respectively. The $0.6 million decrease in research and development expenses in the second quarter of 2014, compared to the same period in 2013, was primarily due to a decrease of $2.5 million in outsourced clinical costs partially offset by an increase of $1.0 million in outsourced pre-clinical costs and $0.7 million in personnel expenses.

From a program perspective, the $0.6 million decrease in spending in the second quarter of 2014, compared to the same period in 2013, was due to decreased spending of $0.6 million for our skeletal muscle contractility program and $0.6 million for our other research and preclinical programs, partially offset by increases of $0.6 million for our cardiac muscle contractility program.

Research and development expenses were $24.2 million and $22.2 million in the first six months of 2014 and 2013, respectively. The $2.0 million increase in research and development expenses in the first six months of 2014, compared to the same period in 2013, was primarily due to increases of $2.5 million in outsourced pre-clinical costs and $1.5 million in personnel expenses partially offset by a decrease of $2.5 million in outsourced clinical costs.

From a program perspective, the $2.0 million increase in spending in the first six months of 2014, compared to the same period in 2013, was due to increased spending of $2.6 million for our skeletal muscle contractility program and $1.2 million for our cardiac muscle contractility program, partially offset by decreases of $1.8 million for our other research and preclinical programs.

Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cardiac muscle contractility	$1.5	$0.9	$2.7	$1.5
Skeletal muscle contractility	9.2	9.8	19.6	17.0
All other research programs	1.0	1.6	1.9	3.7

Total research and development expenses	$11.7	$12.3	$24.2	$22.2

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

We expect to continue development of our drug candidate tirasemtiv for the potential treatment of ALS. As part of our strategic alliance with Astellas, we expect to continue development of our drug candidate CK-2127107 for the potential treatment of non-nueromuscular indications associated with muscle weakness or wasting. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We anticipate that research and development expenses in 2014 will increase compared to 2013 and will be in the range of $52 million to $55 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $1.5 million are included in our estimate of 2014 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $4.5 million and $3.7 million in the second quarter of 2014 and 2013, respectively. The increase in the second quarter of 2014, compared to the same period in 2013, was primarily due to increases of $0.8 million in outside services costs related to commercial development and medical affairs, partially offset by a decrease of $0.2 million in legal expenses.

General and administrative expenses were $8.7 million and $7.4 million in the first six months of 2014 and 2013, respectively. The increase in the first six months of 2014, compared to the same period in 2013, was primarily due to increases of $1.4 million in outside services costs related to commercial development, partially offset by a decrease of $0.3 million in legal expenses.

We anticipate that general and administrative expenses in 2014 will increase compared to 2013 and will be in the range of $16 million to $18 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $1.5 million are included in our estimate of 2014 general and administrative expenses.

Interest and Other, Net

Interest income and other income increased in the second quarter and first six months of 2014 compared to the same periods in 2013, due principally to higher average invested balances.

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

The significant jurisdictions in which we file income tax returns are the United States and the state of California. For jurisdictions in which tax filings are made, we are subject to income tax examination for all fiscal years since inception. We believe that we maintain adequate reserves for uncertain tax positions.

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

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through June 30, 2014, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, government grants and interest income.

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

Astellas Agreement

In June 2013, we entered into the Astellas Agreement (see Note 5, “Other Research and Development Revenue Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements). In July 2013, we received an upfront non-refundable license payment of $16 million in connection with the execution of the Astellas Agreement. We are eligible to potentially receive over $24 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program. In the first six months of 2014, we recognized revenue of $2.0 million relating to Astellas Agreement milestones.

MLV

On June 10, 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we issued and sold, through January 2014, 2,397,278 shares for total net proceeds of approximately $15.2 million. Sales of our common stock through MLV in the first six months of 2014 were 364,103 shares for net proceeds of approximately $2.4 million. No shares remain available to us for sale through the MLV Agreement.

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $92.1 million at June 30, 2014, up from $80.2 million at December 31, 2013. The increase of $11.9 million was primarily due to net proceeds received of $37.5 million from the February 2014 public offering, offset by the use of cash to fund operations.

Net cash used in operating activities was $27.2 million in the six months of 2014 was largely due to the ongoing research and development activities and recognition of deferred revenue for which payment had been received in prior periods. The net loss for the six months ended June 30, 2014 included non-cash stock based compensation of $1.6 million. At June 30, 2014, deferred revenue of $9.0 million related largely to the deferral of revenue for Astellas based on the proportional performance model. Net cash used in operating activities was $5.6 million in the first six months of 2013 and primarily resulted from the net loss of $27.7 million offset by cash received from licensing transactions.

Net cash used in investing activities was $20.4 million in the first six months of 2014 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $19.7 million. Net cash provided by investing activities was $0.3 million in the first six months of 2013 and primarily consisted of proceeds from the maturity of investments, net of cash used to purchase investments, of $0.5 million.

Net cash provided by financing activities was $39.8 million in the first six months of 2014 and primarily consisted of net proceeds of $37.5 million from the February 2014 public offering and net proceeds of $2.4 million from sales of our common stock through MLV. Net cash provided by financing activities was $7.5 million in the first six months of 2013 and primarily consisted of the purchase of stock by Amgen (see Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements).

Shelf Registration Statements. In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011 (the “December 2011 Shelf”). The December 2011 Shelf allowed us to issue securities from time to time for an aggregate offering price of up to $100.0 million. In June 2012, we filed a supplemental shelf registration statement with the SEC, which was declared effective in June 2012 (the “Supplemental Shelf”). The Supplemental Shelf allows us to issue additional securities from time to time for an aggregate offering price of up to $20.0 million, and for a total aggregate offering price under the December 2011 Shelf and the Supplemental Shelf of up to $120.0 million. As of July 31, 2014, $18.3 million remains available to us under these shelf registration statements. The specific terms of offerings, if any, under these shelf registration statements will be established at the time of such offerings.

In November 2013 we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allowed us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of July 31, 2014, $109.8 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf will be established at the time of such offerings.

As of June 30, 2014, future minimum payments under our lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating leases (1)	$1,692	$7,057	$5,619	$—	$14,368

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

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

We have incurred an accumulated deficit of $499.7 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, government grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we will require significant additional funding to enable us to conduct further development of tirasemtiv for the potential treatment of ALS. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than reimbursements, milestone and royalty payments that we may receive under our collaboration agreements with Amgen and Astellas. We may not receive any further funds under those agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

If we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities. For example, if we cannot raise the funds necessary to enable the conduct of further development for tirasemtiv for the potential treatment of ALS, our ability to continue the development of tirasemtiv will be delayed or suspended. If we delay or discontinue research and development activities, our stock price may be negatively affected.

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

Administering any of our drug candidates or potential drug candidates may produce undesirable side effects, also known as adverse events. Toxicities and adverse events observed in preclinical studies for some compounds in a particular research and development program may also occur in preclinical studies or clinical trials of other compounds from the same program. Potential toxicity issues may arise from the effects of the active pharmaceutical ingredient itself or from impurities or degradants that are present in the active pharmaceutical ingredient or could form over time in the formulated drug candidate or the active pharmaceutical ingredient. These toxicities or adverse events could delay or prevent the filing of an IND (or a foreign equivalent) with respect to our drug candidates or potential drug candidates or cause us, our partners or the FDA or foreign regulatory authorities to modify, suspend or terminate clinical trials with respect to any drug candidate at any time during the development program. Further, the administration of two or more drugs contemporaneously can lead to interactions between them, and our drug candidates may interact with other drugs that trial subjects are taking. For example, co-administration of tirasemtiv and riluzole (an approved treatment for ALS) approximately doubles the average maximum riluzole plasma level. If the adverse events are severe or frequent enough to outweigh the potential efficacy of a drug candidate, the FDA or other regulatory authorities could deny approval of that drug candidate for any or all targeted indications. Even if one or more of our drug candidates were approved for sale as drugs, the occurrence of even a limited number of toxicities or adverse events when used in large populations may cause the FDA or foreign regulatory authorities to impose restrictions on, or stop, the further marketing of those drugs. Indications of potential adverse events or toxicities which do not seem significant during the course of clinical trials may later turn out to actually constitute serious adverse events or toxicities when a drug is used in large populations or for extended periods of time.

We have observed certain adverse events in the clinical trials conducted with our drug candidates. For example, in BENEFIT-ALS, adverse events of dizziness, fatigue, nausea, confusional state, muscle spasms, somnolence (sleepiness), decreased appetite, headache, insomnia, dyspnea (difficulty breathing) and dysathria (difficulty speaking) occurred more frequently during treatment with tirasemtiv than with placebo. In addition, weight loss was significantly greater in patients with gastrointestinal adverse events (e.g., nausea and decreased appetite), which occurred more frequently on tirasemtiv than on placebo. In clinical trials of omecamtiv mecarbil, adverse events of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction were observed during treatment with omecamtiv mecarbil.

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

We depend on Amgen for the conduct and funding of the development and commercialization of omecamtiv mecarbil.

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

We will depend on Astellas for the conduct and funding of the development and commercialization of CK-2127107.

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

We have retained the rights to develop and commercialize tirasemtiv. We currently do not have a strategic partner for this drug candidate. We may seek one or more strategic partners or other arrangements with third parties to support further clinical development and commercialization of tirasemtiv. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines. If we are unable to enter into a strategic alliance for tirasemtiv, we will be unable to conduct further clinical development of tirasemtiv for the potential treatment of ALS unless we are able to acquire the funding to do so from another source.

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

If omecamtiv mecarbil is approved for marketing by the FDA for heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; Reasanz (serelaxin) and LCZ-696, which are being developed by Novartis; cenderitide (CD-NP), which is being developed by Capricor Therapeutics, Inc.; TRV-027, which is being developed by Trevena; ularitide, which is being developed by Cardiorentis Ltd.; aladorian, which is being developed by Armgo Pharma, Inc; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc.; Neurocardin, which is being developed by Zensun Sci & Tech, Ltd; Mydicar, a genetically-targeted enzyme replacement therapy for advanced heart failure which is being developed by Celladon Corporation; and levosimendan, which was recently acquired for development by Oxygen Biotherapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

Any regulatory approvals that we or our partners receive for our drug candidates may be subject to limitations on the indicated uses for which the drug may be marketed or require potentially costly post-marketing follow-up studies or compliance with a REMS. In addition, if the FDA or foreign regulatory agencies approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, or the discovery that adverse events or toxicities observed in preclinical research or clinical trials that were believed to be minor actually constitute much more serious problems, may result in restrictions on the marketing of the drug or withdrawal of the drug from the market.

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

Even if our drug candidates obtain regulatory approval, the resulting drugs, if any, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established for purposes of approval, physicians may elect not to recommend these drugs for a variety of reasons including, but not limited to:

•	introduction of competitive drugs to the market;

•	clinical safety and efficacy of alternative drugs or treatments;

•	cost-effectiveness;

•	availability of coverage and reimbursement from health maintenance organizations and other third-party payors;

•	convenience and ease of administration;

•	prevalence and severity of adverse events;

•	other potential disadvantages relative to alternative treatment methods; or

•	insufficient marketing and distribution support.

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

The use of our drug candidates in clinical trials may result in adverse events. We cannot predict all the possible harms or adverse events that may result from our clinical trials. We currently maintain limited product liability insurance. We may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim excluded from, or beyond the limit of, our insurance coverage. Our insurance does not cover third parties’ negligence or malpractice, and our clinical investigators and sites may have inadequate insurance or none at all. In addition, in order to conduct clinical trials or otherwise carry out our business, we may have to contractually assume liabilities for which we may not be insured. If we are unable to look to our own or a third party’s insurance to pay claims against us, we may have to pay any arising costs and damages ourselves, which may be substantial.

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

Our relationships with customers, healthcare providers and professionals and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we may obtain marketing approval. Our future arrangements with customers, healthcare providers and professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

•

The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federally funded healthcare programs such as Medicare and Medicaid. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse, and healthcare laws and regulations.

•

The federal False Claims Act imposes civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The government and qui tam relators have brought False Claims Act actions against pharmaceutical companies on the theory that their practices have caused false claims to be submitted to the government. There is also a separate false claims provision imposing criminal penalties.

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

•

The federal Physician Sunshine Act requirements under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law.

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. Exclusion, suspension and debarment from government funded healthcare programs would significantly impact our ability to commercialize, sell or distribute any drug. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

As of July 31, 2014, our executive officers, directors and their affiliates beneficially owned or controlled approximately 5.7% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of July 31, 2014, there were 6,691,096 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $6.05 per share, and 3,314,037 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $13.21 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	000-50633	April 18, 2011	4.5

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	000-50633	June 20, 2012	4.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.	8-K	000-50633	April 18, 2011	10.68

4.4	Form of Common Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.4

4.5	Form of Preferred Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.5

4.6	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

10.45	Compensation Information for the Company’s Named Executive Officers.	8-K	000-50633	February 27, 2014	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2014	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	000-50633	April 18, 2011	4.5

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	000-50633	June 20, 2012	4.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.	8-K	000-50633	April 18, 2011	10.68

4.4	Form of Common Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.4

4.5	Form of Preferred Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.5

4.6	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

10.45	Compensation Information for the Company’s Named Executive Officers.	8-K	000-50633	February 27, 2014	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X