Form 10-Q
period 2014-09-30
CYTOKINETICS INC
filed 2014-11-06
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2014: 36,608,781

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,907	$20,158
Short-term investments	65,589	57,570
Accounts receivable and related party receivable	1,191	5
Prepaid and other current assets	1,804	1,605

Total current assets	81,491	79,338
Property and equipment, net	1,491	1,221
Long-term investments	4,003	2,502
Other assets	200	127

Total assets	$87,185	$83,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,646	$3,709
Accrued liabilities	6,012	8,272
Deferred revenue, current	5,284	14,701
Short-term portion of deferred rent	44	22

Total current liabilities	12,986	26,704
Deferred revenue, non-current	52	1,500
Long-term portion of deferred rent	517	542

Total liabilities	13,555	28,746

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares; Issued and outstanding, none
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 36,608,781 shares at September 30, 2014 and 30,681,624 shares at December 31, 2013	37	31
Additional paid-in capital	579,255	537,001
Accumulated other comprehensive income	24	7
Accumulated deficit	(505,686)	(482,597)

Total stockholders’ equity	73,630	54,442

Total liabilities and stockholders’ equity	$87,185	$83,188

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Research and development revenues from related parties	$1,920	$564	$3,428	$1,455
Research and development, grant and other revenues	4,761	2,495	14,189	3,434
License revenues	2,734	1,410	7,565	1,410

Total revenues	9,415	4,469	25,182	6,299

Operating expenses:
Research and development	11,420	13,445	35,647	35,626
General and administrative	3,993	3,635	12,710	10,999

Total operating expenses	15,413	17,080	48,357	46,625

Operating loss	(5,998)	(12,611)	(23,175)	(40,326)
Interest and other, net	27	23	86	78

Loss before income taxes	(5,971)	(12,588)	(23,089)	(40,248)
Income tax benefit	—	—	—	—

Net loss	$(5,971)	$(12,588)	$(23,089)	$(40,248)

Net loss per share basic and diluted	$(0.16)	$(0.43)	$(0.65)	$(1.52)

Weighted-average number of shares used in computing net loss per share — basic and diluted	36,609	29,395	35,359	26,413

Other comprehensive income:
Unrealized gains on available-for-sale securities, net	11	19	17	1

Comprehensive loss	$(5,960)	$(12,569)	$(23,072)	$(40,247)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(23,089)	$(40,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	353	345
Stock-based compensation	2,444	2,941
Gain on sale of investments	(6)	—
Gain (loss) on disposal of equipment	—	(2)
Changes in operating assets and liabilities:
Accounts receivable and related party accounts receivable	(1,185)	4
Prepaid and other assets	(273)	744
Accounts payable	(1,863)	(103)
Accrued and other liabilities	(2,229)	5,162
Related party payables and accrued liabilities	—	(150)
Deferred revenue	(10,865)	36,018

Net cash provided by (used in) operating activities	(36,713)	4,711

Cash flows from investing activities:
Purchases of investments	(93,244)	(68,286)
Proceeds from sales and maturities of investments	83,748	61,241
Purchases of property and equipment	(857)	(290)
Proceeds from sales of property and equipment	—	3

Net cash used in investing activities	(10,353)	(7,332)

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	39,869	7,450
Payments from stock based award activities and warrants, net	(54)	(478)

Net cash provided by financing activities	39,815	6,972

Net increase (decrease) in cash and cash equivalents	(7,251)	4,351
Cash and cash equivalents, beginning of period	20,158	14,907

Cash and cash equivalents, end of period	$12,907	$19,258

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $505.7 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $23.1 million and net cash used in operations of $36.7 million for the nine months ended September 30, 2014. Cash, cash equivalents and investments increased from $80.2 million at December 31, 2013 to $82.5 million at September 30, 2014, principally due to net proceeds received of $37.5 million from the underwritten secondary offering which closed on February 25, 2014, partially offset by cash used by operations. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

The Company is subject to risks common to clinical stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund its future plans. The Company’s liquidity will be impaired if sufficient additional capital is not available on terms acceptable to the Company. To date, the Company has funded its operations primarily through sales of its common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. The Company has never generated revenues from commercial sales of its drugs and may not have drugs to market for at least several years, if ever. The Company’s success is dependent on its ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of its drug candidates. As a result, the Company may choose to raise additional capital through equity or debt financings to continue to fund its operations in the future. The Company cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that the Company’s drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at September 30, 2014 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at September 30, 2014, and the results of operations for the three and nine months ended September 30, 2014 and the cash flows for the nine months ended September 30, 2014. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 7, 2014.

Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2014 was equal to net loss adjusted for unrealized gains on investments.

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

Accounting Pronouncements Not Yet Adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40):Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 214-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim reporting periods beginning on or after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material effect upon its financial statements.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This new guidance is effective for the Company beginning January 1, 2015. The Company does not expect the adoption of ASU 2014-08 to have a material effect upon its financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(5,971)	$(12,588)	$(23,089)	$(40,248)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share) — basic and diluted	36,609	29,395	35,359	26,413

Net loss per share — basic and diluted	$(0.16)	$(0.43)	$(0.65)	$(1.52)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three and Nine Months Ended
	September 30, 2014	September 30, 2013
Options to purchase common stock	3,301	2,452
Warrants to purchase common stock	6,691	7,692
Restricted stock units	64	42
Shares issuable related to the ESPP	31	31

Total shares	10,087	10,217

All references to shares of common stock and per share data for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis. Refer to Reverse Stock Split in Note 1 for further detail.

Note 3. Supplemental Cash Flow Data

There was no cash paid for interest and no cash paid for taxes, for the periods presented. Supplemental cash flow data was as follows (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Significant non-cash investing and financing activities:
Purchases of property and equipment through accounts payable	$200	$110
Purchases of property and equipment through accrued liabilities	33	29
Conversion of convertible preferred stock to common stock	—	13,626

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

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, the Company received a non-refundable upfront license fee of $15 million in June 2013. Under the Amgen Agreement Amendment, the Company conducted a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse the Company for the costs of this study. In addition, the Company is eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil and royalties on sales of omecamtiv mecarbil in Japan.

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

In October 2013, the Company determined that the revenue recognition requirements under ASC 605-10 had been met and accordingly, recognized $17.2 million in license revenue attributable to the Amgen Agreement Amendment in the fourth quarter of 2013. In the nine months ended September 30, 2014, the Company recognized $0.2 million of the previously deferred consideration attributable to the Amgen Agreement Amendment as research and development revenues from related parties. At September 30, 2014, the Company had $0.1 million of deferred revenue related to consideration allocated to research and development services pursuant to the Amgen Agreement Amendment.

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

Research and development revenues from Amgen were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Reimbursement of internal costs	$1,747	$564	$3,210	$1,455
Allocated consideration	173	—	218	—

Total research and development revenues from related parties	$1,920	$564	$3,428	$1,455

Related party accounts receivable from Amgen were as follows (in thousands):

	September 30, 2014	December 31, 2013
Related party accounts receivable — Amgen	$1,169	$—

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

In July 2013, the Company received an upfront, non-refundable license fee of $16 million in connection with the execution of the Astellas Agreement, and is eligible to potentially receive approximately $25.5 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. Based on the achievement of pre-specified criteria, the Company may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. The Company may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Astellas Agreement. In the event Astellas commercializes any collaboration products, the Company will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to the foregoing development, commercial launch and sales milestones, the Company may also receive payments for the achievement of pre-specified milestones relating to the joint research program. The Company retains the exclusive right to develop and commercialize another skeletal muscle activator, tirasemtiv, for the potential treatment of amyotrophic lateral sclerosis and other neuromuscular disorders independently from the Astellas Agreement.

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

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model. During the three and nine months ended September 30, 2014, the Company recorded $2.7 and $7.6 million in license revenue, respectively, based on the proportional performance model. As of September 30, 2014, the Company has recognized $11.4 million of the $16 million upfront license fee as license revenue, and has $4.6 million of deferred license revenue under the Astellas Agreement.

Pursuant to the Astellas Agreement, the Company has recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the three and nine months ended September 30, 2014, the Company recorded research and development revenue from Astellas of $2.9 million and $7.1 million, respectively, related to the reimbursement of internal costs and $1.9 million and $5.0 million, respectively, related to the reimbursement of other costs.

The Company recognizes substantive milestone payments utilizing the milestone method of revenue recognition. The Company concluded that the milestones related to research and early development under the Astellas Agreement are substantive, since there is uncertainty that the milestones will be met, the milestones can only be achieved with the Company’s past and current performance, and the achievement of the milestones will result in additional payment to the Company. For the nine months ended September 30, 2014, the Company earned $2.0 million in a milestone payment from Astellas related to CK-2127107. Milestone payments earned under this agreement are classified as research and development revenue.

The Company believes that the future milestones, if any, related to subsequent development and commercialization are not substantive as they are primarily the result of Astellas’ performance and therefore will be recognized as the Company completes its performance obligations under the agreement.

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Reimbursement of internal cost	$2,895	$1,191	$7,092	$1,191
Reimbursements of other costs	1,866	1,118	5,023	1,118
Research and development milestone fees	—	—	2,000	—

Total research and development revenue from Astellas	$4,761	$2,309	$14,115	$2,309

At September 30, 2014, the Company had $5.3 million of deferred revenue under the Astellas Agreement, reflecting the unrecognized portion of the license revenue and unearned revenue relating to reimbursements of internal and other costs.

MyoKardia, Inc.

In August 2012, the Company entered into a collaboration agreement with MyoKardia, Inc. Under an agreed research plan, scientists from MyoKardia and our employees conducted research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. The Company provided MyoKardia access to certain research facilities, and employees and other resources at agreed reimbursement rates that approximated our costs. The Company was the primary obligor in the collaboration arrangement, and accordingly, recorded expense reimbursements from MyoKardia as research and development revenue. The research plan terminated as planned in August 2013.

Research and development revenue from MyoKardia was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Expense reimbursements from MyoKardia	$—	$179	$—	$1,024

Note 6. Marketable Securities

Marketable securities consisted of the following (in thousands):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$10,629	$—	$—	$10,629

Short-term investments — U.S. Treasury securities	$65,567	$22	$—	$65,589	10/2014-9/2015

Long-term investments — U.S. Treasury securities	$4,001	$2	$—	$4,003	10/2015-11/2015

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$15,858	$—	$—	$15,858

Short-term investments — U.S. Treasury securities	$57,564	$7	$(1)	$57,570	1/2014-12/2014

Long-term investments — U.S. Treasury securities	$2,502	$—	$—	$2,502	1/2015

Marketable securities consist primarily of debt securities of United States government agencies and money market funds and are classified as “available for sale.” Available for sale securities are reported at fair value based on quoted market prices, with unrealized gains and losses reported in accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains/losses realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income/expense. Refer to Note 7, “Fair Value Measurements,” for further details.

Interest income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest income from marketable securities	$26	$23	$78	$74

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

Financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 were classified in one of the three categories described above as follows (in thousands):

	September 30, 2014
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$10,629	$—	$—	$10,629
U.S. Treasury securities	69,592	—	—	69,592

Total	$80,221	$—	$—	$80,221

Amounts included in:
Cash and cash equivalents	$10,629	$—	$—	$10,929
Short-term investments	65,589	—	—	65,589
Long-term investments	4,003	—	—	4,003

Total	$80,221	$—	$—	$80,221

	December 31, 2013
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$15,858	$—	$—	$15,858
U.S. Treasury securities	60,072	—	—	60,072

Total	$75,930	$—	$—	$75,930

Amounts included in:
Cash and cash equivalents	$15,858	$—	$—	$15,858
Short-term investments	57,570	—	—	57,570
Long-term investments	2,502	—	—	2,502

Total	$75,930	$—	$—	$75,930

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of September 30, 2014 and December 31, 2013, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs.

The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 8. Stockholders’ Equity (Deficit)

Accumulated Other Comprehensive Income

In the first nine months of 2014, the Company reclassified insignificant amounts of unrealized gains on investments from accumulated other comprehensive income into net loss.

Common Stock Outstanding

On February 25, 2014, the Company closed an underwritten public offering for the issuance and sale of 5,031,250 shares of its common stock. The gross proceeds from this public offering were $40.3 million and net proceeds were $37.5 million, after deducting the underwriting discount and offering expenses.

Warrants

As of September 30, 2014, the Company had warrants outstanding to purchase 6.7 million shares of the Company’s common stock. These warrants were issued pursuant to an April 2011 securities purchase agreement (the “Deerfield Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”); and pursuant to the June 2012 underwriting agreements the Company entered into in connection with two separate, concurrent offerings for our securities (the “June 2012 Public Offerings”).

In February 2014, warrants to purchase 1,000 shares of the Company’s common stock, which were issued pursuant to the June 2012 Public Offerings, at an exercise price of $5.28 per share, were cash exercised. In April 2014, the Company issued 509,125 shares of common stock related to cashless exercises of warrants that were issued pursuant to the June 2012 Public Offerings.

Outstanding warrants as of September 30, 2014 were as follows:

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

Stock Option Plans

Stock option activity for the nine months ended September 30, 2014 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2013	2,161,829	2,449,365	$15.15
Options granted	(920,881)	920,881	8.91
Options exercised	—	(390)	6.00
Options forfeited	12,928	(12,928)	7.31
Options expired	56,205	(56,205)	44.55
Restricted stock units granted	(43,500)

Balance at September 30, 2014	1,266,581	3,300,723	$12.94

Restricted stock unit activity for the nine months ended September 30, 2014 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2013	41,663	$6.00
Restricted stock units granted	43,500	9.65
Restricted stock units released	(20,833)	6.00

Unvested restricted stock units outstanding at September 30, 2014	64,330	$8.47

The Company measures compensation expense for restricted stock units at fair value on the grant date and recognizes the expenses over the expected vesting period. The fair value for restricted stock units is based on the closing price of the Company’s common stock on the grant date. Unvested restricted stock awards are subject to repurchase at no cost to the Company. Restricted stock activities were limited to non-executive employees for the nine months ended September 30, 2014.

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

Note 10 — Commitments and Contingencies

Commitments

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended September 30, 2014 and 2013 was $0.8 million, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 was $2.5 million, respectively.

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

•

the expected acceptability by regulatory authorities of the effects of tirasemtiv on Slow Vital Capacity in patients with ALS as a Phase III clinical trial endpoint to support the registration of tirasemtiv as a treatment for ALS;

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

•

the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities may not accept Slow Vital Capacity as an appropriate clinical trial endpoint to support the registration of tirasemtiv for the treatment of ALS;

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

Muscle Contractility Programs

Skeletal Muscle Contractility Program

Tirasemtiv is the lead drug candidate from this program, and is the subject of a Phase II clinical trials program. Cytokinetics holds the exclusive rights to tirasemtiv. We are also developing another drug candidate from this program, CK-2127107, in collaboration with Astellas Pharma Inc. (“Astellas”) for potential non-neuromuscular indications associated with muscle weakness. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating potential indications for which tirasemtiv and CK-2127107 may be useful.

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

The analyses of other pre-specified secondary efficacy endpoints in BENEFIT-ALS produced mixed results. The Muscle Strength Mega-Score, a measure of strength combining the data from several muscle groups in each patient, declined more slowly on tirasemtiv versus placebo. The difference in the rate of decline for Sniff Nasal Inspiratory Pressure (SNIP) was not statistically significant); however, SNIP decreased more on tirasemtiv compared with placebo in a statistically significant manner at 4 and 12 weeks. No differences in Maximum Voluntary Ventilation and Hand Grip Fatigue were observed on tirasemtiv versus placebo.

Serious adverse events (SAEs) during double-blind treatment were more frequent on tirasemtiv than on placebo (9.0% vs. 5.4%). The most common SAE was respiratory failure which occurred in 1 patient on tirasemtiv and 3 patients on placebo. Confusional state and delirium occurred in 2 patients on tirasemtiv and no patients on placebo. More patients on tirasemtiv withdrew from the trial following randomization than on placebo (99 vs. 33 patients, respectively). Adverse events more common on tirasemtiv than on placebo (>10% difference) were dizziness, fatigue, and nausea.

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

In October 2014, we announced that we had completed our review of results from BENEFIT-ALS and concluded that effects observed on SVC in patients treated with tirasemtiv were robust and potentially clinically meaningful. In addition, following consultation with clinical and statistical experts, we believe that data from BENEFIT-ALS support progression of tirasemtiv to a potential Phase III clinical trial in patients with ALS. We have begun regulatory interactions with the FDA regarding results from BENEFIT-ALS and have received initial feedback from the FDA. We believe that effects on SVC could be a Phase III clinical trial endpoint and could support registration of tirasemtiv as a potential treatment for patients with ALS. As a result, we have initiated planning for a potential Phase III clinical trial of tirasemtiv that could begin in 2015.

Other Activities. During the first nine months of 2014, we made preparations for the potential further development and commercialization of tirasemtiv. These activities included interactions with regulatory authorities and other manufacturing, corporate development and commercial planning activities to support planning scenarios.

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

In July 2013, we received an upfront payment of $16 million in connection with the execution of the Astellas Agreement. We are eligible to potentially receive approximately $25.5 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. During the three and nine months ended September 30, 2014, we recorded $2.7 million and $7.6 million, respectively, of license revenue and $4.8 million and $14.1 million, respectively, in reimbursement of sponsored research and development activities. Based on the achievement of pre-specified criteria, we may receive over $250 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112 million in development and commercial launch milestones for CK-2127107. We may also receive up to $200 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Astellas Agreement. If Astellas commercializes any collaboration products, we will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. In addition to these development, commercial launch and sales milestones, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

In the first nine months of 2014, we recognized $2.0 million in milestone revenue relating to CK-2127107 development activities. Research and development milestone payments are classified as research and development revenue in the statement of operations.

CK-2127107: Current Clinical Development

In October 2014, we announced the completion of five Phase I clinical trials evaluating CK-2127107 in healthy volunteers, and certain other Phase II readiness activities, all in connection with the agreed development plan under our collaboration with Astellas. The Phase I clinical trials demonstrated that CK-2127107 appeared well-tolerated in healthy volunteers and that exposures generally increased across dose ranges studied. CK-2127107 increased the response of muscle to neuromuscular input in a dose and plasma concentration related fashion in healthy volunteers consistent with preclinical observations. In addition, an oral tablet formulation of CK-2127107 appears appropriate for use in Phase II clinical trials.

CY 5011 was a double-blind, randomized, placebo-controlled study designed to assess the safety, tolerability, and pharmacokinetics of single ascending oral doses of CK-2127107 administered to healthy adult males. Planned single doses of CK-2127107 up to 4000 mg, the highest dose administered in this trial, were well-tolerated without an emerging pattern of adverse events observed; therefore, a maximum tolerated dose could not be defined. The pharmacokinetic profile of CK-2127107 was linear and dose-proportional across the dose range studied with a mean terminal half-life compatible with once or twice daily dosing.

CY 5012 was a double-blind, randomized, placebo-controlled, parallel group study. The primary objective of CY 5012 was to assess the safety, tolerability, and pharmacokinetics of CK-2127107 following multiple ascending doses in healthy volunteers. This clinical trial consisted of three ascending dose cohorts of 12 young volunteers (ages 18-55), and two ascending dose cohorts of 12 elderly volunteers (ages 65-85), split evenly between men and women. In each cohort, volunteers received CK-2127107 or placebo in accordance with 2:1 randomization over a 10-day period. This clinical trial demonstrated that a 10-day course of CK-2127107, either 300 mg or 500 mg twice daily, was well-tolerated by both younger (18-55 years) and older (65-85 years) subjects. Plasma concentrations of CK-2127107 achieved steady state and no differences in pharmacokinetics between younger and older subjects were observed.

CY 5013 was a Phase I randomized, placebo-controlled, single dose, 4-period crossover study of CK-2127107 in healthy male volunteers. CY 5013 was designed to evaluate the change in the force-frequency profile and its relationship to dose and plasma concentrations of CK-2127107. This clinical trial demonstrated that the response of skeletal muscle to nerve input increased with both the dose and plasma concentration of CK-2127107 and were most evident in the middle of the range of stimulation frequencies tested, consistent with preclinical observations. Compared to pre-dose measurements, statistically significant, placebo-corrected increases in skeletal muscle function were demonstrated at every time point tested after dosing. This clinical trial demonstrated that CK-2127107 amplified the response of muscle to nerve activation following a single dose of CK-2127107 in these subjects and that the results observed in preclinical models were translated into humans.

CY 5014 was a Phase I clinical trial of CK-2127107 in healthy male volunteers. CY 5014 was a randomized, open-label, two-period crossover study designed to assess the relative oral bioavailability, pharmacokinetics, safety and tolerability of two oral formulations of CK-2127107. This clinical trial demonstrated that single doses of CK-2127107 in suspension, dosed at 300 mg and 1000 mg, were well-tolerated by all 25 healthy men enrolled and provided pharmacokinetic data on two different physical forms of CK-2127107 to inform ongoing development of tablet formulations for use in potential future trials.

CY 5015 was an open-label, randomized, single dose study designed to evaluate the pharmacokinetics, in a fed and fasted state, of an oral tablet form of CK-2127107 in healthy male volunteers. This clinical trial demonstrated that single doses of CK-2127107, administered at doses of 250 mg, 500 mg and 1000 mg, were well-tolerated and appeared appropriate for use in potential future clinical trials.

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

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. Under the Amgen Agreement Amendment, we conducted a Phase I pharmacokinetic study (CY 1211) intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50 million, and royalties on sales of omecamtiv mecarbil in Japan. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of our common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. Pursuant to this agreement, Amgen has agreed to certain trading and other restrictions with respect to our common stock. During the three and nine months ended September 30, 2014, we recorded $1.9 million and $3.4 million, respectively, in reimbursement of sponsored research and development activities relating to the Amgen Agreement.

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

Omecamtiv Mecarbil: Current Clinical Development

In March 2013, we announced the initiation of dosing of patients in COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure). COSMIC-HF is a Phase II, double-blind, randomized, placebo-controlled, multicenter, dose escalation study designed to evaluate several modified-release oral formulations of omecamtiv mecarbil in patients with heart failure and left ventricular systolic dysfunction. COSMIC-HF is being conducted by Amgen in collaboration with Cytokinetics. Cytokinetics and Amgen reviewed results from the dose escalation phase of COSMIC-HF and selected an oral formulation of omecamtiv mecarbil for evaluation in the expansion phase of the trial.

In the first quarter of 2014, the expansion phase of COSMIC-HF opened to enrollment. The expansion phase of COSMIC-HF will enroll approximately 450 patients from approximately 95 clinical sites internationally. Patients will be randomized 1:1:1 to receive placebo, 25 mg, or 50 mg twice daily of omecamtiv mecarbil. Escalation to the 50 mg dose will depend on the plasma concentration of omecamtiv mecarbil following 2 weeks of oral dosing at 25 mg twice daily. The primary objective of the expansion phase of this trial is to characterize the safety, tolerability, and pharmacokinetics of omecamtiv mecarbil dosed orally during 20 weeks of treatment. The secondary objectives are to assess the changes from baseline in systolic ejection time, stroke volume, left ventricular end-systolic diameter, left ventricular end-diastolic diameter, heart rate and N-terminal pro-brain natriuretic peptide (a biomarker associated with the severity of heart failure) during 20 weeks of treatment. Over 275 patients have been enrolled towards the objective of 450 patients in the ongoing expansion phase of the trial. In addition, over 70 patients have completed dosing in the expansion phase of COSMIC-HF. Recently, the Data Monitoring Committee reviewed data from COSMIC-HF and recommended that the trial continue without any changes to the protocol. Patient enrollment in COSMIC-HF is expected to conclude by the end of 2014.

During the fourth quarter of 2014, we announced that CY 1211, a Phase I study comparing the tolerability and pharmacokinetics of omecamtiv mecarbil between Japanese and Caucasian healthy volunteers, is complete and indicates no clinically meaningful differences between the two groups studied. Data from CY 1211 are expected to inform plans for the development of omecamtiv mecarbil in Japan and the inclusion of Japan in potential global Phase III program activities. This trial was conducted by Cytokinetics in collaboration with Amgen. The costs of the trial will be reimbursed by Amgen.

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

•	the FDA and/or other regulatory authorities may not accept Slow Vital Capacity as an appropriate clinical trial endpoint to support the registration of tirasemtiv for the treatment of ALS;

•	decisions made by Amgen with respect to the development of omecamtiv mecarbil and by Astellas with respect to the development of CK-2127107;

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our or our partners’ clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

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

Results of Operations

Revenues

Total revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2013
Research and development revenues from related parties	$1,920	$564	$3,428	$1,455
Research and development, grants and other revenues	4,761	2,495	14,189	3,434
License revenues	2,734	1,410	7,565	1,410

Total revenues	$9,415	$4,469	$25,182	$6,299

We recorded total revenues of $9.4 million and $4.5 million for the third quarter of 2014 and 2013, respectively and $25.2 million and $6.3 million for the first nine months of 2014 and 2013, respectively.

Research and development revenues from related parties for the third quarter and first nine months of 2014 and 2013 consisted of research and development revenues from our strategic collaboration with Amgen. Research and development revenues from Amgen were $1.9 million and $0.6 million for the third quarter of 2014 and 2013, respectively, and in both periods consisted of reimbursements of internal costs and other research and development expenses. Research and development revenues from Amgen were $3.4 million and $1.5 million for the first nine months of 2014 and 2013, respectively, and in both periods consisted of reimbursements of internal costs and other research and development expenses. The research activities under our collaboration with Amgen are anticipated to continue through December 2014.

Research and development, grant and other revenues were $4.8 million and $2.5 million for the third quarter of 2014 and 2013, respectively. Research and development, grant and other revenues in the third quarter of 2014 included reimbursement of internal costs from Astellas of $2.9 million and reimbursement of third party costs from Astellas of $1.9 million. Research and development, grant and other revenues in the third quarter of 2013 included research and development revenues from Astellas of $2.3 million and from MyoKardia, Inc. of $0.2 million. Our contract with MyoKardia ended in August 2013.

Research and development, grant and other revenues were $14.2 million and $3.4 million for the first nine months of 2014 and 2013, respectively. Research and development, grant and other revenues in the first nine months of 2014 included reimbursement of internal costs from Astellas of $7.1 million, reimbursement of third party costs from Astellas of $5.0 million, milestone revenues from Astellas of $2.0 million and grant revenue of $0.1 million. Research and development, grant and other revenues in the first nine months of 2013 included research and development revenues from Astellas of $2.3 million, grant revenue of $0.1 million and research and development revenues from MyoKardia of $1.0 million.

License revenues were $2.7 million and $7.6 million for the third quarter and the first nine months of 2014, respectively, and consisted of recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013, using the proportional performance model. The Astellas collaboration began in July 2013; license revenues relating to this collaboration in the third quarter and the first nine months of 2013 were $1.4 million. The research activities with Astellas are anticipated to continue through June 2015 under the current agreement.

We anticipate that revenue for the full year 2014 will be in the range of $29 million to $31 million.

Research and Development Expenses

Research and development expenses were $11.4 million and $13.4 million in the third quarter of 2014 and 2013, respectively. The $2.0 million decrease in research and development expenses in the third quarter of 2014, compared to the same period in 2013, was primarily due to a decrease of $2.7 million in outsourced clinical costs partially offset by an increase of $0.6 million in personnel expenses.

From a program perspective, the $2.0 million decrease in spending in the third quarter of 2014, compared to the same period in 2013, was primarily due to decreased spending of $4.0 million for our skeletal muscle contractility program partially offset by increases of $1.9 million for our cardiac muscle contractility program.

Research and development expenses were $35.6 million in the first nine months of 2014 and 2013, respectively. Increases of $2.4 million in outsourced pre-clinical costs, $0.4 million in outsourced research costs, $2.1 million in personnel expenses and $0.2 million in lab expenses were offset by a decrease of $5.2 million in outsourced clinical costs.

From a program perspective, spending in the first nine months of 2014 was approximately equal to the same period in 2013, due to increased spending of $3.1 million for our cardiac muscle contractility program offset by decreases of $1.4 million for our skeletal muscle contractility program and $1.6 million for our other research and preclinical programs.

Research and development expenses incurred were related to the following programs (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cardiac muscle contractility	$2.8	$0.9	$5.5	$2.5
Skeletal muscle contractility	7.6	11.6	27.2	28.6
All other research programs	1.0	0.9	2.9	4.5

Total research and development expenses	$11.4	$13.4	$35.6	$35.6

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

We expect to continue development of our drug candidate tirasemtiv for the potential treatment of ALS. As part of our strategic alliance with Astellas, we expect to continue development of our drug candidate CK-2127107 for the potential treatment of non-neuromuscular indications associated with muscle weakness or wasting. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. We anticipate that research and development expenses in 2014 will increase compared to 2013 and will be in the range of $47 million to $50 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $1.5 million are included in our estimate of 2014 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $4.0 million and $3.6 million in the third quarter of 2014 and 2013, respectively. The increase in the third quarter of 2014, compared to the same period in 2013, was primarily due to increases of $0.2 million in personnel expenses.

General and administrative expenses were $12.7 million and $11.0 million in the first nine months of 2014 and 2013, respectively. The increase in the first nine months of 2014, compared to the same period in 2013, was primarily due to increases of $1.4 million in outside services costs related to commercial development and $0.4 million in personnel expenses, partially offset by a decrease of $0.2 million in legal expenses.

We anticipate that general and administrative expenses in 2014 will increase compared to 2013 and will be in the range of $18 million to $21 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.1 million are included in our estimate of 2014 general and administrative expenses.

Interest and Other, Net

Interest income and other income increased in the third quarter and first nine months of 2014 compared to the same periods in 2013, due principally to higher average invested balances and higher interest rates in the current year periods.

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

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through September 30, 2014, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, grants and interest income.

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

Astellas Agreement

In June 2013, we entered into the Astellas Agreement (see Note 5, “Other Research and Development Revenue Arrangements”, in the Notes to Unaudited Condensed Consolidated Financial Statements). In July 2013, we received an upfront non-refundable license payment of $16 million in connection with the execution of the Astellas Agreement. We are eligible to potentially receive approximately $25.5 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program. In the first nine months of 2014, we recognized revenue of $2.0 million relating to Astellas Agreement milestones.

MLV

On June 10, 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we issued and sold, through January 2014, 2,397,278 shares for total net proceeds of approximately $15.2 million. Sales of our common stock through MLV in the first nine months of 2014 were 364,103 shares for net proceeds of approximately $2.4 million. No shares remain available to us for sale through the MLV Agreement.

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $82.5 million at September 30, 2014, compared to $80.2 million at December 31, 2013. The increase of $2.3 million was primarily due to by net proceeds received of $37.5 million from the February 2014 public offering partially offset by the use of cash to fund operations.

Net cash used in operating activities was $36.7 million in the nine months of 2014 was largely due to the ongoing research and development activities and recognition of deferred revenue for which payment had been received in prior periods. The net loss for the nine months ended September 30, 2014 included non-cash stock based compensation of $2.4 million. At September 30, 2014, deferred revenue of $5.3 million related largely to the deferral of revenue for Astellas based on the proportional performance model. Net cash provided by operating activities was $4.7 million in the first nine months of 2013 and primarily resulted from cash received from licensing transactions partially offset by the net loss of $40.2 million.

Net cash used in investing activities was $10.4 million in the first nine months of 2014 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $9.5 million. Net cash used in investing activities was $7.3 million in the first nine months of 2013 and primarily consisted cash used to purchase investments, net of proceeds from the maturity of investments, of $7.0 million.

Net cash provided by financing activities was $39.8 million in the first nine months of 2014 and primarily consisted of net proceeds of $37.5 million from the February 2014 public offering and net proceeds of $2.4 million from sales of our common stock through MLV. Net cash provided by financing activities was $7.0 million in the first nine months of 2013 and primarily consisted of the purchase of stock by Amgen (see Note 4, “Related Party Research and Development Arrangements”, in the Notes to Unaudited Condensed Consolidated Financial Statements).

Shelf Registration Statements. In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011 (the “December 2011 Shelf”). The December 2011 Shelf allowed us to issue securities from time to time for an aggregate offering price of up to $100.0 million. In June 2012, we filed a supplemental shelf registration statement with the SEC, which was declared effective in June 2012 (the “Supplemental Shelf”). The Supplemental Shelf allows us to issue additional securities from time to time for an aggregate offering price of up to $20.0 million, and for a total aggregate offering price under the December 2011 Shelf and the Supplemental Shelf of up to $120.0 million. As of October 31, 2014, $18.3 million remains available to us under these shelf registration statements. The specific terms of offerings, if any, under these shelf registration statements will be established at the time of such offerings.

In November 2013 we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allowed us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of October 31, 2014, $109.8 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf will be established at the time of such offerings.

As of September 30, 2014, future minimum payments under our lease obligations were as follows (in thousands):

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating leases (1)	$852	$7,057	$5,619	$—	$13,528

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue development of our fast skeletal muscle troponin activator tirasemtiv for the potential treatment of ALS. We plan to continue development of our fast skeletal muscle troponin activator CK-2127107 for the potential treatment of non-neuromuscular diseases and conditions related to skeletal muscle weakness or wasting and research of potential next-generation compounds as part of our strategic alliance with Astellas. We plan to continue to support the development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and research of potential next-generation compounds as part of our strategic alliance with Amgen. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection.

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

We have incurred an accumulated deficit of $505.7 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Mitsubishi Tanabe Pharma Corporation, Eisai Inc., Trophos SA, Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., Genervon Biopharmaceuticals, Inc., MediciNova, Inc., and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia and potentially other indications; Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), which is developing SAR391786, a monoclonal antibody targeted to GDF8, for sarcopenia; Eli Lilly & Company, which is developing LY2495655, a monoclonal antibody targeted to myostatin, for muscular atrophy after hip arthroplasty; Acceleron Pharma, which is developing ACE-083 for diseases such as inclusion body myositis and certain forms of muscular dystrophy; and Pfizer Inc., which is developing PF-06252616, a monoclonal antibody targeted to myostatin, in Duchenne muscular dystrophy. Novartis (in collaboration with Morphosys AG), is conducting clinical development with an activin type-IIB receptor antagonist, bimagrumab, to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function. Depending on the indication(s) that may be selected for Phase II clinical development of CK-2127107, additional drugs with other mechanisms may compete with CK-2127107 for reimbursement and patient resources. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted.

If omecamtiv mecarbil is approved for marketing by the FDA for heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; Reasanz (serelaxin) and LCZ-696, which are being developed by Novartis; cenderitide (CD-NP), which is being developed by Capricor Therapeutics, Inc.; TRV-027, which is being developed by Trevena; ularitide, which is being developed by Cardiorentis Ltd.; aladorian, which is being developed by Armgo Pharma, Inc; TRV027, which is being developed by Trevena, Inc. in partnership with Forest Laboratories, Inc.; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc.; Neurocardin, which is being developed by Zensun Sci & Tech, Ltd; Mydicar, a genetically-targeted enzyme replacement therapy for advanced heart failure which is being developed by Celladon Corporation; and levosimendan, which was recently acquired for development by Oxygen Biotherapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

Our relationships with customers, healthcare providers and professionals and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

As of October 31, 2014, our executive officers, directors and their affiliates beneficially owned or controlled approximately 5.6% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of October 31, 2014, there were 6,691,096 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $6.05 per share, and 3,300,723 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $12.94 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

Dated: November 6, 2014	CYTOKINETICS, INCORPORATED
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