Form 10-K
period 2014-12-31
CYTOKINETICS INC
filed 2015-03-06
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $174.5 million, computed by reference to the last sales price of $4.78 as reported by the NASDAQ Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2014. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 106,337 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 27, 2015 was 38,674,892 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference to Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

Year Ended December 31, 2014

PART I

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2015;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

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

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	anticipated interactions with regulatory authorities;

•	the further development of tirasemtiv for the potential treatment of amyotrophic lateral sclerosis (“ALS”);

•

the acceptance by regulatory authorities of the effects of tirasemtiv on respiratory function, including slow vital capacity, in patients with ALS as a Phase III clinical trial endpoint to support the registration of tirasemtiv as a treatment for ALS;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	the potential advancement of omecamtiv mecarbil into Phase III clinical development;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected timing for recognition of compensation cost related to unvested stock options; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•

the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities may not accept effects on respiratory function, including slow vital capacity, as an appropriate clinical trial endpoint to support the registration of tirasemtiv for the treatment of ALS;

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

Our lead drug candidate from our skeletal muscle contractility program, tirasemtiv (formerly known as CK-2017357), is a fast skeletal muscle troponin activator. Cytokinetics retains exclusive rights to tirasemtiv and is independently developing this drug candidate for the potential treatment of ALS. We have conducted a Phase II clinical trials program for tirasemtiv, including a Phase IIb clinical trial in patients with ALS, known as BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS). Based on the results of BENEFIT-ALS, we are planning to initiate a Phase III clinical development program for tirasemtiv in patients with ALS in 2015. Tirasemtiv has been granted orphan drug designation and fast track status by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for the potential treatment of ALS.

We are also developing CK-2127107, a structurally distinct fast skeletal muscle troponin activator, under a strategic alliance with Astellas established in June 2013 and expanded in December 2014. Astellas holds an exclusive license to develop and commercialize CK-2127107 worldwide, subject to our development and commercialization participation rights. Under this strategic alliance, Cytokinetics conducted Phase I clinical trials of CK-2127107 and plans to initiate a Phase II clinical trial of CK-2127107 in patients with spinal muscular atrophy (SMA) in the second half of 2015. CK-2127107 is also being evaluated for potential use in other indications associated with muscle weakness. We are also conducting joint research with Astellas directed to next-generation skeletal muscle activators. Further details regarding our strategic alliance with Astellas can be found below in Item 1 of this report under “Research and Development Programs — Skeletal Muscle Contractility Program — CK-2127107 and Other Skeletal Muscle Activators — Astellas Strategic Alliance.”

Our lead drug candidate from our cardiac muscle contractility program, omecamtiv mecarbil (formerly known as CK-1827452), is a novel cardiac muscle myosin activator that is being developed under a strategic alliance with Amgen. In June 2013, we expanded this collaboration to include Japan. As a result, Amgen holds an exclusive license to develop and commercialize omecamtiv mecarbil worldwide, subject to our development and commercialization participation rights.

A Phase II clinical trial of omecamtiv mecarbil, known as COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure), is ongoing. COSMIC-HF is designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction and its effects on echocardiographic measures of cardiac function. An intravenous formulation of omecamtiv mecarbil was studied in a Phase IIb clinical trial known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), which was designed to evaluate the safety and efficacy of omecamtiv mecarbil in patients with left ventricular systolic dysfunction who are hospitalized with acute heart failure. We expect to continue our joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program through 2015. Further details regarding our strategic alliance with Amgen can be found below in Item 1 of this report under “Research and Development Programs — Cardiac Muscle Contractility Program — Amgen Strategic Alliance.”

All of our drug candidates have demonstrated evidence of potentially clinically relevant pharmacodynamic activity in humans. In 2015, we expect to continue to focus on translating the observed pharmacodynamic activity of these compounds into potentially meaningful clinical benefits for patients.

Following is a summary of the planned clinical development activities for our drug candidates:

Drug Candidate (Mechanism of Action)	Partnership Status	Potential Indication(s)	Stage of Development	Development Status and Planned Development Activities
Skeletal Muscle Contractility Program

Tirasemtiv (fast skeletal muscle troponin activator)	Cytokinetics developing independently	ALS	Phase II

•  We anticipate initiating a Phase III clinical development program for tirasemtiv in patients with ALS in the second quarter of 2015.

•  We anticipate continuing our interactions with regulatory authorities regarding the further development of tirasemtiv throughout 2015.

CK-2127107 (fast skeletal muscle troponin activator)	Partnered with Astellas	SMA	Phase I

•  We anticipate initiating a Phase II clinical trial in patients with SMA in the second half of 2015.

•  Cytokinetics and Astellas continue to evaluate other indications which may be suitable for CK-2127107 or other skeletal sarcomere activators

Cardiac Muscle Contractility Program

Omecamtiv mecarbil (cardiac muscle myosin activator)	Partnered with Amgen	heart failure (oral administration)	Phase II	• We anticipate the enrollment of patients in the expansion phase of COSMIC-HF to conclude in the first quarter of 2015, and results from COSMIC-HF to be available in the second half of 2015.

Omecamtiv mecarbil (cardiac muscle myosin activator)	Partnered with Amgen	heart failure (IV administration)	Phase II	• ATOMIC-HF completed in 2013.

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

•

Focusing on comprehensive development programs that may enhance the success of our activities directed to potential registration.    We believe that by focusing on disease areas with well-organized physician-investigator groups, significant unmet clinical needs, and strong patient and disease advocacy, we may enhance our effectiveness in enrolling and conducting clinical trials that may answer important questions about the dosing, tolerability, pharmacokinetics and pharmacodynamics as well as the potential safety and efficacy of our drug candidates. We believe that our considered clinical trial designs and well-executed development programs can improve our ability to realize value from our and our partners’ clinical development activities. We believe that our investing in these activities may result in more successful later-stage clinical development activities that may increase the likelihood of our achieving our objectives to develop effective therapeutics that may address the needs of patients with grievous diseases and conditions.

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

Small molecules that affect muscle contractility may have several applications for a variety of serious diseases and medical conditions. For example, certain diseases and medical conditions associated with muscle weakness may be amenable to treatment by enhancing the contractility of skeletal muscle. Similarly, heart failure is a disease often characterized by impaired cardiac muscle contractility which may be treated by modulating the contractility of cardiac muscle. Because the modulation of the contractility of different types of muscle, such as cardiac muscle and skeletal muscle, may be relevant to multiple diseases or medical conditions, we believe we can leverage our expertise in these areas to more efficiently discover and develop as potential drugs compounds that modulate the applicable muscle type for multiple indications.

We are currently developing a number of small molecule compounds arising from our muscle contractility programs. Tirasemtiv is our lead drug candidate from our skeletal muscle contractility program. Potential indications for which this drug candidate may be useful include skeletal muscle weakness associated with neuromuscular diseases, such as ALS. We have conducted a Phase II clinical trials program for tirasemtiv, and are planning to initiate a Phase III clinical development program of this drug candidate in patients with ALS in the second quarter of 2015. CK-2127107, another drug candidate from this program, is partnered with Astellas world-wide for the potential treatment of SMA and potentially other neuromuscular and non-neuromuscular indications associated with muscle weakness. We have conducted a Phase I clinical trials program for CK-2127107 under this collaboration. We anticipate initiating a Phase II clinical trial of CK-2127107 in patients with SMA in the second half of 2015. Cytokinetics and Astellas continue to evaluate other indications which may be suitable for CK-2127107 or other skeletal sarcomere activators under the collaboration. Omecamtiv mecarbil, a novel cardiac muscle myosin activator, is partnered with Amgen world-wide for the potential treatment of heart failure. Phase II clinical trials have been conducted with both intravenous and oral formulations of omecamtiv mecarbil. An intravenous formulation of omecamtiv mecarbil has been studied in a Phase IIb clinical trial in patients with acute heart failure, and an oral formulation of omecamtiv mecarbil is being studied in a Phase II clinical trial in patients with heart failure.

We are continuing to conduct discovery, characterization and lead optimization activities for other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

Research and Development Expense.    Our research and development expenses were $44.4 million, $49.5 million and $35.6 million for 2014, 2013 and 2012, respectively.

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

Tirasemtiv is the lead drug candidate from this program. Cytokinetics retains exclusive rights to tirasemtiv. We have conducted a Phase II clinical trials program for tirasemtiv, and are planning to initiate a Phase III clinical development program for this drug candidate in patients with ALS. We are also developing another drug candidate from this program, CK-2127107, which has been evaluated in Phase I clinical trials in collaboration with Astellas for potential indications associated with muscle weakness. We are planning to conduct a Phase II clinical trial for CK-2127107 in patients with SMA. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv.    Tirasemtiv, a fast skeletal troponin activator, is the lead drug candidate from our skeletal muscle contractility program. We have conducted three “evidence of effect” Phase IIa clinical trials of tirasemtiv. These evidence of effect clinical trials were randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of tirasemtiv administered to patients with impaired muscle function. These studies were intended to translate the mechanism of action of tirasemtiv into potentially clinically relevant pharmacodynamic effects. The first of these trials was conducted in patients with ALS, a chronic and progressive disease in which the motor neurons die, thus denervating skeletal muscles and causing them to atrophy. This leads to weakness, fatigue, and eventually complete paralysis and death, primarily from respiratory complications. The second of these trials was conducted in patients with myasthenia gravis, a chronic, autoimmune, neuromuscular disease which is the most common primary disorder of neuromuscular transmission. The third of these trials was conducted in patients with symptoms of claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise, associated with peripheral artery disease. Evidence of potentially clinically relevant pharmacodynamic effects was observed in each of these trials.

In 2014, we completed BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS), a Phase IIb clinical trial of tirasemtiv in patients with ALS. We believe the results from BENEFIT-ALS support advancement into Phase III clinical development. We are planning to initiate a Phase III clinical development program for this drug candidate in patients with ALS by the end of 2015.

Tirasemtiv Clinical Development

BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS).    In October 2012, we initiated BENEFIT-ALS, a Phase IIb, multi-national, double-blind, randomized, placebo-controlled, clinical trial designed to evaluate the safety, tolerability and efficacy of tirasemtiv in patients with ALS. BENEFIT-ALS enrolled patients in 73 centers in 8 countries. Patients enrolled in BENEFIT-ALS began treatment with open-label tirasemtiv at 125 mg twice daily. Patients who tolerated this open-label treatment for one week were randomized to receive 12 weeks of double-blind treatment with twice-daily oral ascending doses of tirasemtiv or placebo, beginning at 125 mg twice daily and increasing weekly up to 250 mg twice daily (or a dummy dose titration with placebo). Clinical assessments occurred every four weeks during double-blind treatment; patients also returned for follow-up evaluations at one and four weeks after their final dose of double-blind study medication. The primary efficacy analysis of BENEFIT-ALS compared the mean change from baseline in the ALS Functional Rating Scale in its revised form (ALSFRS-R), a clinically validated instrument designed to measure disease progression and changes in functional status, to the average of the scores obtained after 8 and 12 weeks of double-blind treatment on tirasemtiv versus placebo.

In April 2014, BENEFIT-ALS results were presented at the 66th Annual Meeting of the American Academy of Neurology. The trial enrolled 711 patients into the open-label phase of the trial; subsequently, 605 patients were randomized 1:1 to double-blind treatment with either tirasemtiv or placebo. BENEFIT-ALS did not achieve its primary efficacy endpoint, the mean change from baseline in the ALSFRS-R (-2.98 points in the tirasemtiv group versus -2.40 points in the placebo group; p = 0.11). Treatment with tirasemtiv resulted in a statistically significant and potentially clinically meaningful reduction in the decline of slow vital capacity (SVC), a measure of the strength of the skeletal muscles responsible for breathing. SVC has been shown to be an important predictor of disease progression and survival in prior trials of patients with ALS. At week 12, the decline in SVC from baseline was -3.12 for patients receiving tirasemtiv versus -8.66 for those receiving placebo (p < 0.0001). From week 0 to week 12, the slope of decline in SVC measured as percentage points per day was -0.0394 for patients receiving tirasemtiv versus -0.0905 for those receiving placebo (p = 0.0006).

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

Throughout the remainder of 2014, we presented further results from BENEFIT-ALS. These results indicated that:

•	Differences in the decline in SVC on tirasemtiv versus placebo observed after 12 weeks of double-blind treatment were maintained for up to 4 weeks after discontinuation of treatment;

•	The reduced decline in SVC on tirasemtiv versus placebo was observed consistently across all subgroups of patients in BENEFIT-ALS that were examined;

•	The effects of tirasemtiv on SVC were observed at all doses studied and the concentration-response relationship was flat; and

•	Riluzole did not increase plasma concentrations nor impact the tolerability of tirasemtiv.

Planned Phase III Clinical Development:    In October 2014, we announced that we had completed our review of results from BENEFIT-ALS and concluded that effects observed on SVC in patients treated with tirasemtiv were robust and potentially clinically meaningful. We have engaged with regulatory authorities in the U.S. and Europe regarding results from BENEFIT-ALS and plan to advance tirasemtiv into Phase III clinical development. While regulatory interactions are ongoing, we believe that current feedback from these regulatory authorities informs advancement of tirasemtiv to a Phase III clinical development program that is intended to potentially confirm and extend results from BENEFIT-ALS. Key clinical endpoints in the Phase III program will include measures of respiratory function after longer durations of treatment in patients with ALS, including effects on SVC. We have initiated non-clinical and clinical development planning activities for the Phase III program, and anticipate initiating the program in the second quarter of 2015.

Tirasemtiv Strategic and Commercial Planning.    During 2014, we made preparations for the potential commercialization of tirasemtiv. These activities included interactions with manufacturers, and corporate development and commercial planning activities to support various scenarios. We expect to continue to engage extensively with ALS experts, both neuromuscular and pulmonary, and with payors, regulatory authorities and patient advocacy groups as we develop plans for the potential commercialization of tirasemtiv as a treatment for patients living with ALS. These commercialization plans will include market assessment and corporate development activities to support the launch of tirasemtiv in the U.S. and Europe, if appropriate.

Background on ALS Market.    Limited options exist for the treatment of patients with ALS, which affects as many as 30,000 Americans, with an estimated 5,600 new cases diagnosed each year in the U.S. Based on our primary market research, the per capita prevalence and incidence appears similar in the major European markets. ALS is 20% more common in men than women; however, with increasing age, the prevalence becomes more equal between men and women. The life expectancy of an ALS patient averages two to five years from the time of diagnosis, with 90 to 95% of those diagnosed with ALS having the sporadic form. Of the remaining ALS patient population, 5 to 10% have a family history of the disease (familial ALS). In cases of familial ALS, there is an approximately 50% chance each offspring will develop the disease. The majority of patients with ALS in the U.S. and Europe receive treatment at multidisciplinary centers that specialize in the unique needs of these patients. In the U.S., there are approximately 70 ALS centers of excellence, according to either the ALS Association or the Muscular Dystrophy Association. For most patients with ALS, death is usually due to respiratory failure because of diminished strength in the skeletal muscles responsible for breathing. We believe that the majority of ALS patients in the U.S. and Europe are treated at ALS centers of excellence; therefore, it is a concentrated market. We believe that there is a need for novel therapies to address the urgent unmet medical issues of this patient population which could be addressed by a small, targeted sales force. If tirasemtiv is approved by regulatory authorities in the U.S. or Europe for commercialization for ALS, we believe that these concentrated markets could be an affordable independent commercialization opportunity for Cytokinetics.

CK-2127107 and Other Skeletal Muscle Activators

Astellas Strategic Alliance.    CK-2127107 is being developed jointly by Cytokinetics and Astellas. In December 2014, we entered into an Amended and Restated License and Collaboration Agreement with Astellas (the “Amended Astellas Agreement”). This agreement superseded the License and Collaboration Agreement between Cytokinetics and Astellas of June 2013 (the “Original Astellas Agreement”). The Amended Astellas Agreement expanded the objective of the collaboration of advancing novel therapies for diseases and medical conditions associated with muscle weakness to include SMA and potentially other neuromuscular indications, in addition to the non-neuromuscular indications provided for in the Original Astellas Agreement.

Under the Amended Astellas Agreement, we expanded the exclusive license previously granted Astellas under the Original Astellas Agreement to co-develop and commercialize CK-2127107 for potential application in non-neuromuscular indications worldwide to include certain neuromuscular indications as well. Concurrent with the expanded collaboration, the companies agreed to advance CK-2127107 into Phase II clinical development. Cytokinetics will conduct the initial Phase II clinical trial in patients with SMA. We anticipate initiating this trial in the second half of 2015. The development program may include other neuromuscular indications as the companies may agree. Cytokinetics and Astellas will jointly develop and may jointly commercialize CK-2127107 and other fast skeletal troponin activators in neuromuscular indications. Astellas will be responsible for the costs associated with the development of all collaboration products, including CK-2127107, subject to Cytokinetics’ option to co-fund certain development costs as described below.

Under the Amended Astellas Agreement, the parties extended through 2016 their joint research program to identify next-generation skeletal muscle activators to be nominated as potential drug candidates. This research will be conducted at Astellas’ expense. Under the Amended Astellas Agreement, Astellas has exclusive rights to co-develop and commercialize CK-2127107 and other fast skeletal troponin activators in SMA and potentially other indications and other novel mechanism skeletal muscle activators in all indications, subject to certain Cytokinetics’ development and commercialization rights. Cytokinetics may co-promote and conduct certain commercial activities in the U.S., Canada and Europe under agreed scenarios.

Cytokinetics retains an option to conduct early-stage development for certain agreed indications at its initial expense, subject to reimbursement if development continues under the collaboration. Under the Amended Astellas Agreement, Cytokinetics also retains an option to co-promote collaboration products containing fast skeletal muscle activators for neuromuscular indications in the U.S., Canada and Europe, in addition to its option to co-promote other collaboration products in the U.S. and Canada as provided for in the Original Astellas Agreement. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities. The Amended Astellas Agreement also provides for Cytokinetics to lead certain activities relating to the commercialization of collaboration products for neuromuscular indications in the U.S., Canada and Europe under particular scenarios.

Cytokinetics received an upfront payment of $30.0 million in connection with the execution of the Amended Astellas Agreement. Also, in conjunction with the execution of the Amended Astellas Agreement, we entered into a common stock purchase agreement which provided for the sale of 2,040,816 shares of our common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million, which was received in December 2014. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to our common stock. Concurrently, Cytokinetics earned a $15.0 million milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase II clinical development. Cytokinetics is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the next two years of the collaboration. Based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112.0 million (of which Cytokinetics has now received $17.0 million) relating to early development of CK-2127107 and for later-stage development and commercial launch milestones for CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Amended Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial launch and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

Cytokinetics retains the exclusive right to develop and commercialize tirasemtiv for the potential treatment of ALS and certain other neuromuscular disorders independently from the Amended Astellas Agreement.

CK-2127107 Clinical Development

In October 2014, we announced the completion of five Phase I clinical trials evaluating CK-2127107 in healthy volunteers, and certain other Phase II readiness activities, all in connection with the agreed development plan under our collaboration with Astellas.

Phase I Clinical Trials Program:    The Phase I clinical trials demonstrated that CK-2127107 appeared well-tolerated in healthy volunteers and that exposures generally increased across dose ranges studied. CK-2127107 increased the response of muscle to neuromuscular input in a dose and plasma concentration related fashion in healthy volunteers consistent with preclinical observations. In addition, an oral tablet formulation of CK-2127107 appears appropriate for use in Phase II clinical trials.

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

Planned Phase II Clinical Development:    Cytokinetics will conduct the initial Phase II clinical trial of CK-2127107 in patients with SMA. We anticipate initiating this trial in the second half of 2015.

Background on SMA Market: Spinal muscular atrophy (SMA) is a severe neuromuscular disease that occurs in 1 in every 6,000 to 10,000 live births each year resulting in a prevalence of 10,000 to 25,000 patients in the U.S., and is one of the most common fatal genetic disorders. SMA manifests in various degrees of severity as progressive muscle weakness resulting in respiratory and mobility impairment. There are four types of SMA, distinguished by the time of the initial onset of muscle weakness and the severity of related symptoms: Type I (severe), Type II (intermediate), Type III (juvenile) and Type IV (adult onset). Life expectancy and disease severity varies by type of SMA from Type I, who have the worst prognosis and a life expectancy of approximately two years from birth, to the Type IV, who have a normal life span but with gradual weakness in the proximal muscles of the extremities resulting in mobility issues. Few treatment options exist for these patients, resulting in a high unmet need for new therapeutic options to address symptoms and modify disease progression.

Ongoing Research in Skeletal Muscle Activators.    Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal muscle troponin activators to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere. We are conducting a joint research program with Astellas directed to the discovery of next-generation skeletal muscle activators. Under the Amended Astellas Agreement, the joint research program will continue through 2016 and Astellas will reimburse us for certain research activities we perform.

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

Amgen Strategic Alliance.    In December 2006, we entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure (the “Amgen Agreement”). The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In May 2009, Amgen exercised its option. As a result, Amgen became responsible for the development and commercialization of omecamtiv mecarbil and related compounds at its expense worldwide (excluding Japan), subject to our development and commercialization participation rights. Amgen reimburses us for certain research and development activities we perform under the collaboration.

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15.0 million in June 2013. Under the Amgen Agreement Amendment, we conducted a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen reimbursed us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50.0 million, and royalties on sales of omecamtiv mecarbil in Japan. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of our common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. Pursuant to this agreement, Amgen agreed to certain trading and other restrictions with respect to our common stock.

Under the Amgen Agreement as amended we are eligible for potential pre-commercialization and commercialization milestone payments of up to $650.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding Phase III development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

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

Omecamtiv Mecarbil Clinical Development

COSMIC-HF.    In March 2013, we announced the initiation of dosing of patients in COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure). COSMIC-HF is a Phase II, double-blind, randomized, placebo-controlled, multicenter, clinical trial designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction as well as its effects on echocardiographic measures of cardiac function. COSMIC-HF is being conducted by Amgen in collaboration with Cytokinetics. Cytokinetics and Amgen reviewed results from the dose escalation phase of COSMIC-HF and selected an oral formulation of omecamtiv mecarbil for evaluation in the expansion phase of the trial.

The expansion phase of COSMIC-HF has enrolled approximately 450 patients from clinical sites internationally. Patients were randomized 1:1:1 to receive placebo, 25 mg, or 50 mg twice daily of omecamtiv mecarbil. Escalation to the 50 mg dose depended on the plasma concentration of omecamtiv mecarbil following 2 weeks of oral dosing at 25 mg twice daily. The primary objective of the expansion phase of this trial is to characterize the safety, tolerability, and pharmacokinetics of omecamtiv mecarbil dosed orally during 20 weeks of treatment. The secondary objectives are to assess the changes from baseline in systolic ejection time, stroke volume, left ventricular end-systolic diameter, left ventricular end-diastolic diameter, heart rate and N-terminal pro-brain natriuretic peptide (a biomarker associated with the severity of heart failure) during 20 weeks of treatment. Recently, the Data Monitoring Committee reviewed data from COSMIC-HF and recommended that the trial continue without any changes to the protocol. The expansion phase of COSMIC-HF has enrolled over 400 patients; over 200 of these patients have completed dosing. We anticipate that patient enrollment in COSMIC-HF will conclude in the first quarter of 2015. We anticipate that results from COSMIC-HF will be available in the second half of 2015.

ATOMIC-AHF.    In 2013, results from ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure) were presented at the European Society of Cardiology Congress and the Heart Failure Society of America Annual Scientific Meeting. ATOMIC-AHF was an international, randomized, double-blind, placebo-controlled, Phase IIb clinical trial of intravenous omecamtiv mecarbil in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure. ATOMIC-AHF was conducted by Amgen in collaboration with Cytokinetics. This clinical trial enrolled over 600 patients in three sequential, ascending-dose cohorts. In each cohort, patients were randomized to receive omecamtiv mecarbil or placebo. The primary efficacy objective of this trial was to evaluate the effect of 48 hours of intravenous omecamtiv mecarbil compared to placebo on dyspnea (shortness of breath). The secondary objectives were to assess the safety and tolerability of three dose levels of intravenous omecamtiv mecarbil compared with placebo and to evaluate the effects of 48 hours of treatment with intravenous omecamtiv mecarbil on additional measures of dyspnea, patients’ global assessments, change in N-terminal pro brain-type natriuretic peptide (a biomarker associated with the severity of heart failure) and short-term clinical outcomes in these patients. In addition, the trial evaluated the relationship between plasma concentrations of omecamtiv mecarbil and echocardiographic parameters in patients with acute heart failure.

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

Pharmacokinetics Bridging Study.    In 2014, we conducted CY 1211, a Phase I study comparing the tolerability and pharmacokinetics of omecamtiv mecarbil between Japanese and Caucasian healthy volunteers. Results from this trial indicated no clinically meaningful differences between the two groups studied. Data from CY 1211 are expected to inform plans for the development of omecamtiv mecarbil in Japan and the inclusion of Japan in potential global Phase III program. This trial was conducted by Cytokinetics in collaboration with Amgen. Amgen reimbursed us for the costs of the trial.

Prior Clinical Experience with Omecamtiv Mecarbil.    Seven Phase I clinical trials of omecamtiv mecarbil have been conducted in healthy subjects: five conducted by Cytokinetics and two conducted by Amgen in collaboration with Cytokinetics. Cytokinetics has also conducted two Phase IIa clinical trials of omecamtiv mecarbil. These clinical trials were designed to evaluate the safety, tolerability, pharmacodynamic and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time (i.e., the time in which the heart is contracting). However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

In January 2015, a manuscript titled, “Safety and Tolerability of Omecamtiv Mecarbil During Exercise in Patients With Ischemic Cardiomyopathy and Angina” was published in the journal JACC Heart Failure. This manuscript highlights the results from a previously reported Phase IIa clinical trial designed to evaluate the safety and tolerability of treatment of omecamtiv mecarbil during symptom-limited exercise in patients with ischemic cardiomyopathy and angina. The publication concluded that doses of omecamtiv mecarbil, which produce plasma concentrations previously shown to increase systolic function, were well tolerated during exercise in patients with ischemic cardiomyopathy and angina who were evaluated in this trial and that there was no indication that omecamtiv mecarbil increased the likelihood of myocardial ischemia in this high-risk population.

Ongoing Research in Cardiac Muscle Contractility.    In 2013, we agreed with Amgen to additional research activities conducted in 2014 under the research plan directed to next-generation compounds in our cardiac muscle contractility program. We expect to continue our joint research program with Amgen through 2015. Under the Amgen Agreement, Amgen reimburses us for certain research activities we perform.

Background on Heart Failure Market.    Heart failure is a widespread and debilitating syndrome affecting millions of people in the United States. The high and rapidly growing prevalence of heart failure translates into significant hospitalization rates and associated societal costs. About 6.4 million people in the United States have heart failure, resulting in nearly one million hospital discharges with the primary diagnosis of heart failure and approximately 300,000 deaths each year. For people over 65 years of age, heart failure incidences approach 10 per 1000 and approximately 50% of people diagnosed with heart failure will die within 5 years of diagnosis. These numbers are increasing due to the aging of the U.S. population and an increased likelihood of survival following acute myocardial infarctions. The costs to society attributable to the prevalence of heart failure are high, especially as many chronic heart failure patients suffer repeated acute episodes. Despite currently available therapies, readmission rates for heart failure patients remain high. In general, the mortality following hospitalization for patients with heart failure is 10.4% at 30 days, 22% at one year and 42.3% at 5 years, despite the availability of therapeutic alternatives for treatment of these patients. These poor outcomes in the setting of current therapies points to the need for novel therapeutics that may offer further reductions in morbidity and mortality. The annual cost of heart failure to the U.S. health care system is estimated to be $32 billion and is predicted to grow 120% to almost $70 billion by the year 2030. Today, a portion of that cost is attributable to drugs used to treat each of chronic and acute heart failure. Approximately 70% of those costs are due to hospitalization, home health and physician care. In the U.S., Medicare is one of the largest payors for heart failure related costs. Approximately 50% of Medicare beneficiaries with heart failure are concentrated in the top 20% of the hospital referral regions in the U.S, which generally include 5 to 10 hospitals in a geographic area. New drug therapies that could reduce the number of hospitalizations could decrease the cost to the health care system.

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

Intellectual Property

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2014, we owned or controlled 108 issued U.S. patents and over 150 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

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

The defense and prosecution of intellectual property infringement suits, interferences, oppositions and related legal and administrative proceedings are costly, time-consuming to pursue and divert resources. The outcome of these types of proceedings is uncertain and could significantly harm our business.

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

Clinical Trials.    For purposes of an NDA or equivalent submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•

Phase I:    Phase I includes the initial introduction of a drug candidate into humans. These studies may be conducted in patients, but are usually conducted in healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the drug candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase I, sufficient information about the drug candidate’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase II trials.

•

Phase II:    Phase II includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug candidate. These clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to make an initial determination of potential efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. Phase IIa clinical trials generally are designed to study the pharmacokinetic or pharmacodynamic properties and to conduct a preliminary assessment of safety of the drug candidate over a measured dose response range. In some cases, a sponsor may decide to conduct a Phase IIb clinical trial, which is a second, typically larger, confirmatory Phase II trial that could, if positive and accepted by a regulatory authority, support approval of a drug candidate.

•

Phase III:    If the Phase II clinical trials demonstrate that a dose range of the drug candidate is potentially effective and has an acceptable safety profile, Phase III clinical trials are then undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. Phase III trials are also intended to provide an adequate basis for extrapolating the results to the general population and transmitting that information in the drug labeling. Phase III studies usually include several hundred to several thousand people.

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

New Drug/Marketing Approval Application.    The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. In addition, the FDA may require that a proposed Risk Evaluation and Mitigation Strategy, also known as a REMS, be submitted as part of the NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. Similar, and in some cases additional, requirements apply in foreign jurisdictions for marketing approval applications for drugs in those jurisdictions. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA often, but not always, follows the advisory committee’s recommendations. The FDA may deny approval of an NDA by issuing a complete response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical data, including data in a pediatric population, or an additional Phase III clinical trial or impose other conditions that must be met in order to secure final approval for an NDA. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our partners do. Once issued, the FDA or foreign equivalent may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA or its foreign counterparts may require further testing, including Phase IV clinical trials, and surveillance or restrictive distribution programs to monitor the effect of approved drugs which have been commercialized. The FDA and its foreign counterparts have the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain prior FDA approval of a new NDA or NDA supplement, or the foreign equivalent, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

Other Regulatory Requirements.    Any drugs manufactured or distributed by us or our partners pursuant to FDA approvals or their foreign counterparts are subject to continuing regulation by the applicable regulatory authority, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and other applicable regulatory authorities, and are subject to periodic unannounced inspections by these regulatory authorities for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA and other regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA or its foreign counterparts may halt our or our partners’ clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

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

If tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., Genervon Biopharmaceuticals, LLC, and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS.

If CK-2127107 is approved by the FDA or other regulatory authorities for the potential treatment of SMA, potential competitors include Roche (in collaboration with PTC Therapeutics), AveXis, Inc., Pfizer Inc., Isis Pharmaceuticals, Inc., Trophos SA, and Bioblast Pharma, Ltd. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia and potentially other indications; Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), which is developing SAR391786, a monoclonal antibody targeted to GDF8, for sarcopenia; Eli Lilly & Company, which is developing LY2495655, a monoclonal antibody targeted to myostatin, for muscular atrophy after hip arthroplasty; Acceleron Pharma, which is developing ACE-083 for diseases such as inclusion body myositis and certain forms of muscular dystrophy; and Pfizer Inc., which is developing PF-06252616, a monoclonal antibody targeted to myostatin, in Duchenne muscular dystrophy. Novartis (in collaboration with Morphosys AG), is conducting clinical development with an activin type-IIB receptor antagonist, bimagrumab, to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function.

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

Employees

As of December 31, 2014, our workforce consisted of 92 full-time employees, 30 of whom hold Ph.D. or M.D. degrees, or both, and 17 of whom hold other advanced degrees. Of our total full-time employees, 66 are engaged in research and development and 26 are engaged in business and new product development, finance and administration functions

We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we will require significant additional funding to enable us to conduct further development of tirasemtiv for the potential treatment of ALS, including any additional Phase III clinical trials that may be required by regulatory authorities to receive marketing approval for tirasemtiv. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than reimbursements, milestone and royalty payments that we may receive under our collaboration agreements with Amgen and Astellas. We may not receive any further funds under those agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical development are omecamtiv mecarbil for the potential treatment of heart failure, tirasemtiv for the potential treatment of ALS, and CK-2127107 for the potential treatment of SMA and potentially other neuromuscular and non-neuromuscular indications associated with muscle weakness. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the satisfaction of FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. We or our partners will need to demonstrate efficacy in clinical trials for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet met the safety and efficacy standards required for regulatory approval for commercialization and they may never do so. In addition, for each of our preclinical compounds, we or our partners must adequately demonstrate satisfactory chemistry, formulation, stability and toxicity in order to submit an investigational new drug application (“IND”) to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. Furthermore, we or our partners may need to submit separate INDs (or foreign equivalent) to different divisions within the FDA (or foreign regulatory authorities) in order to pursue clinical trials in different therapeutic areas. Each new IND (or foreign equivalent) must be reviewed by the new division before the clinical trial under its jurisdiction can proceed, entailing all the risks of delay inherent to regulatory review. If our or our partners’ current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.

All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if the results of preclinical studies for a drug candidate are sufficient to support such a filing, the results of preclinical studies do not necessarily predict the results of clinical trials. As an example, because the physiology of animal species used in preclinical studies may vary substantially from other animal species and from humans, it may be difficult to assess with certainty whether a finding from a study in a particular animal species will result in similar findings in other animal species or in humans. For any of our drug candidates, the results from Phase I clinical trials in healthy volunteers and clinical results from Phase I and II trials in patients are not necessarily indicative of the results of later and larger clinical trials that are necessary to establish whether the drug candidate is safe and effective for the applicable indication. Likewise, interim results from a clinical trial may not be indicative of the final results from that trial, and results from early Phase II clinical trials may not be indicative of the results from later clinical trials. For example, early Phase II clinical trials of tirasemtiv in patients with ALS showed encouraging dose-related trends in measurements of the ALS Functional Rating Scale in its revised form (ALSFRS-R), a clinically validated instrument designed to measure disease progression and changes in functional status, for patients receiving tirasemtiv compared to those receiving placebo. However, BENEFIT-ALS, a Phase IIb clinical trial of tirasemtiv in patients with ALS, did not achieve its primary efficacy endpoint, the mean change from baseline in the ALSFRS-R for patients receiving tirasemtiv compared to those receiving placebo.

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

Furthermore, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, endpoints, safety, efficacy or pharmacokinetic parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. For example, we believe that effects on respiratory function, including slow vital capacity (SVC), may be appropriate as a clinical endpoint for tirasemtiv; however, regulatory authorities may not accept these effects as a clinical endpoint to support registration of tirasemtiv for the treatment of ALS. Clinical trials of our drug candidates are designed based on guidance or advice from regulatory agencies, which is subject to change during the development of the drug candidate at any time. Such a change in a regulatory agency’s guidance or advice may cause that agency to deem results from trials to be insufficient to support approval of the drug candidate and require further clinical trials of that drug candidate to be conducted. In addition, individual patient responses to the dose administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety, efficacy or pharmacokinetic parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Non-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

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

The failure of a number of Phase III clinical trials evaluating other compounds as potential treatments for patients with ALS may suggest an increased risk that our planned Phase III clinical development program of tirasemtiv in patients with ALS will also fail.

The FDA has not approved any drug for the treatment of ALS since its approval of riluzole in 1995. In recent years, a number of Phase III clinical trials of potential treatments for ALS have failed to demonstrate the requisite efficacy for approval or for their continued development. These include Biogen Idec’s trial of dexpramipexole, known as EMPOWER, the National Institute of Neurological Disorders and Stroke’s trial of ceftriaxone, and Trophos SA’s trial of olesoxime. Tirasemtiv, like these compounds, may fail in Phase III clinical development if it does not show a statistically significant level of clinical efficacy or if the adverse event profile is too great compared to it benefits. Further, even if we believe the data collected from our planned Phase III clinical development program of tirasemtiv are promising and should support approval, the FDA or other regulatory authorities may not deem these data to be sufficient to support approval.

Clinical trials are expensive, time-consuming and subject to delay.

Clinical trials are subject to rigorous regulatory requirements and are very expensive, difficult and time-consuming to design and implement. The length of time and number of trial sites and patients required for clinical trials vary substantially based on the type, complexity, novelty, intended use of the drug candidate and safety concerns. We estimate that the clinical trials of our current drug candidates will each continue for several more years. However, the clinical trials for all or any of our drug candidates may take significantly longer to complete. The commencement and completion of our or our partners’ clinical trials could be delayed or prevented by many factors, including, but not limited to:

•

delays in obtaining, or inability to obtain, regulatory or other approvals to commence and conduct clinical trials in the manner we or our partners deem necessary for the appropriate and timely development of our drug candidates and commercialization of any resulting drugs;

•

delays in identifying and reaching agreement, or inability to identify and reach agreement, on acceptable terms, with prospective clinical trial sites and other entities involved in the conduct of our or our partners’ clinical trials;

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

•	inability or unwillingness of investigators or their staffs to follow clinical protocols;

•	failure by our clinical research organizations, clinical manufacturing organizations and other third parties supporting our or our partners’ clinical trials to fulfill their obligations;

•	inability to monitor patients adequately during or after treatment;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our drug candidates or their clinical trial endpoints obsolete; and

•	results from non-clinical studies that may adversely impact the timing or further development of our drug candidates.

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

We depend on Astellas for the conduct and funding of the development and commercialization of CK-2127107.

In December 2014, we expanded our strategic alliance with Astellas focused on the research, development and commercialization of skeletal muscle activators, other than tirasemtiv and certain related compounds. The primary objective of the strategic alliance is to advance novel therapies for indications associated with muscle weakness.

Under this strategic alliance, we have granted Astellas an exclusive license to co-develop and commercialize CK-2127107 for potential application in spinal muscular atrophy (SMA) and potentially other indications worldwide. We expect to conduct the early stage development of CK-2127107 including a Phase II clinical trial of patients with SMA. Unless otherwise agreed by the parties, Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

We do not control the development activities that may be conducted by Astellas, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Astellas’ results. Astellas may conduct these activities more slowly or in a different manner than we would. In general, Astellas is responsible for filing future applications with the FDA or other regulatory authorities for approval of CK-2127107 and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for CK-2127107. If the FDA or other regulatory authorities approve CK-2127107, Astellas will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote the drug in the United States, Canada and, for neuromuscular indications, Europe. However, we cannot control whether Astellas will devote sufficient attention and resources to the development of CK-2127107 or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve CK-2127107, Astellas may elect not to proceed with the commercialization of the resulting drug in one or more countries.

If the results of one or more clinical trials with CK-2127107 do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of CK-2127107 or certain of the potential clinical trials for CK-2127107, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of CK-2127107. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the strategic alliance’s research term, which will expire December 31, 2016. If Astellas abandons CK-2127107, it would result in a delay in or could prevent us from further developing or commercializing CK-2127107, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Astellas, which may delay or cause the termination of any CK-2127107 clinical trials, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of CK-2127107 does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to CK-2127107. If Astellas abandons development of CK-2127107 prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of CK-2127107 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of CK-2127107 ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

We have retained exclusive rights to develop and commercialize tirasemtiv. We currently do not have a strategic partner for this drug candidate. We may seek one or more strategic partners or other arrangements with third parties to support further clinical development and commercialization of tirasemtiv. However, we may not be able to negotiate and enter into such strategic alliances or arrangements on acceptable terms, if at all, or in accordance with our planned timelines. If we are unable to enter into a strategic alliance for tirasemtiv, we will be unable to conduct further clinical development of tirasemtiv for the potential treatment of ALS unless we are able to acquire the funding to do so from another source.

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

The discovery, development and commercialization of new drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate, such as omecamtiv mecarbil, tirasemtiv or CK-2127107, or the commercialization of a drug, we will need to raise additional capital to:

•	fund clinical trials and seek regulatory approvals;

•	expand our development capabilities;

•	engage third party manufacturers for such drug candidate or drug;

•	build or access commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire and support additional management and scientific personnel.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and costs of our or our partners’ clinical trials and other research and development activities;

•	the costs and timing of seeking and obtaining regulatory approvals;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of acquiring or investing in businesses, products and technologies;

•	the effect of competing technological and market developments; and

•	the status of, payment and other terms, and timing of any strategic alliance, licensing or other arrangements that we have entered into or may establish.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Following our conduct of the early development of CK-2127107, including the planned Phase II clinical trial in patients with SMA, Astellas will assume primary responsibility to conduct the manufacturing for the ongoing development of CK-2127107 worldwide. For tirasemtiv, we rely on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials, as well as other materials required to conduct our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

To date, our drug candidates have been manufactured in small quantities for preclinical studies and early and mid-stage clinical trials. In order to conduct larger scale or late-stage clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drugs may be delayed or there may be a shortage in supply, which could significantly harm our business. In addition, data demonstrating the stability of both drug substance and drug product using the commercial manufacturing process and at commercial scale are required for marketing applications. Failure to produce drug substance and drug products in a timely manner and obtain stability data could result in delay of submission of marketing applications.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., Genervon Biopharmaceuticals, LLC, and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS.

If CK-2127107 is approved by the FDA or other regulatory authorities for the potential treatment of SMA, potential competitors include Roche (in collaboration with PTC Therapeutics), AveXis, Inc., Pfizer Inc., Isis Pharmaceuticals, Inc., Trophos SA, and Bioblast Pharma, Ltd. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia and potentially other indications; Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), which is developing SAR391786, a monoclonal antibody targeted to GDF8, for sarcopenia; Eli Lilly & Company, which is developing LY2495655, a monoclonal antibody targeted to myostatin, for muscular atrophy after hip arthroplasty; Acceleron Pharma, which is developing ACE-083 for diseases such as inclusion body myositis and certain forms of muscular dystrophy; and Pfizer Inc., which is developing PF-06252616, a monoclonal antibody targeted to myostatin, in Duchenne muscular dystrophy. Novartis (in collaboration with Morphosys AG), is conducting clinical development with an activin type-IIB receptor antagonist, bimagrumab, to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function.

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

We have been granted orphan designations in the U.S. and in the E.U. for tirasemtiv; however, there can be no guarantee that we will receive orphan approval for tirasemtiv nor that we will be able to prevent third parties from developing and commercializing products that are competitive to tirasemtiv.

We have been granted orphan drug designation in the U.S. by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for tirasemtiv for the potential treatment of ALS. In the U.S., upon approval from the FDA of an NDA, products granted orphan drug approval are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA will generally not approve applications for other product candidates for the same orphan indication that contain the same active ingredient. Even if we are the first to obtain approval of an orphan product and are granted exclusivity in the U.S., there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

Orphan medicinal product status in Europe Union can provide up to 10 years of marketing exclusivity, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in the European Union. Although we may have drug candidates that may obtain orphan drug exclusivity in Europe, the orphan approval and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or approval criteria after market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

We are not guaranteed to maintain orphan status for tirasemtiv or to receive orphan status for tirasemtiv for any other indication or for any of our other drug candidates for any indication. If our drug candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the European Union, our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. and the European Union for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the U.S. or the European Union for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our drug candidates for which we plan to file for orphan designation and status. If that were to happen, our orphan drug applications for our drug candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the European Union, as applicable. Further, application of the orphan drug regulations in the U.S. and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ products.

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

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Risks Related To Our Industry

The regulatory approval process is expensive, time-consuming and uncertain and may prevent our partners or us from obtaining approvals to commercialize some or all of our drug candidates.

The research, testing, manufacturing, selling and marketing of drugs are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and regulations differ from country to country. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of a new drug application (“NDA”) from the FDA. Neither we nor our partners have received NDA or other marketing approval for any of our drug candidates.

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

Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process, and the guidance and advice issued by such agencies is subject to change at any time. Despite the time and efforts exerted, failure can occur at any stage, and we may encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In addition, the FDA may require that a proposed Risk Evaluation and Mitigation Strategy, also known as a REMS, be submitted as part of an NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

•	they might determine that a drug candidate is not safe or effective;

•	they might not find the data from nonclinical testing and clinical trials sufficient and could request that additional trials be performed;

•	they might not approve our, our partner’s or the contract manufacturer’s processes or facilities; or

•	they might change their approval policies or adopt new regulations.

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

Our relationships with customers, healthcare providers, clinical trial sites and professionals and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we may obtain marketing approval. Our arrangements with customers, healthcare providers and professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, and may market, sell and distribute, our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

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

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program. HIPAA also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also imposes criminal liability for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

In addition, health care providers in the United States, including research institutions from which we or our partners obtain patient information, are subject to privacy rules under HIPAA and state and local privacy laws. In the European Union, these entities are subject to the Directive 95/46-EC of the European Parliament on the protection of individuals with regard to the processing of personal data and individual European Union member states implementing additional legislation. Other countries have similar privacy legislation. We could face substantial penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied the applicable privacy laws. In addition, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our partners and may impose restrictions on the use and dissemination of individuals’ health information and use of biological samples.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

announcements concerning any of the clinical trials for our drug candidates, such as tirasemtiv for the potential treatment of ALS, CK-2127107 for the potential treatment of SMA or other indications associated with muscle weakness and omecamtiv mecarbil for the potential treatment of heart failure (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

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

As of February 27, 2015, our executive officers, directors and their affiliates beneficially owned or controlled approximately 6.6% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of February 27, 2015, there were 6,691,096 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $6.05 per share, and 4,147,929 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $11.50 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

On December 1, 2014, we filed a lawsuit in the U.S. District Court for the Northern District of California, captioned Cytokinetics, Inc. v. Pharm-Olam International, Ltd., Case No. 3:14-cv-05256 (the “California Lawsuit”). This lawsuit alleges fraudulent inducement, breach of contract and negligence by Pharm-Olam International, Ltd. (“Pharm-Olam”) in connection with its performance as the data management vendor for the BENEFIT-ALS clinical trial. Under the agreement between Pharm-Olam and us, Pharm-Olam was obligated to provide a variety of services, including building and maintaining the electronic system for BENEFIT-ALS that combined the electronic data capture (“EDC”) for clinical data and the interactive web response system (“IWRS”) used for patient randomization and treatment assignments to either tirasemtiv or placebo. Pharm-Olam’s failure to conduct these services in accordance with the agreement, regulatory requirements and industry standards resulted in programming errors in the IWRS which caused delay of the trial and additional expenses. We are seeking monetary damages from Pharm-Olam. On January 23, 2015, Pharm-Olam filed a motion to dismiss the complaint, or in the alternative, to transfer the California Lawsuit to U.S. District Court for the Middle District of North Carolina. The hearing on that motion is currently set for March 20, 2015.

On November 28, 2014, Pharm-Olam filed a lawsuit in the U.S. District Court for the Middle District of North Carolina, captioned Pharm-Olam International, Ltd. v. Cytokinetics, Inc. and Datatrak International, Inc., Civil Action No. 1:14-cv-01000 (the “North Carolina Lawsuit”). In this lawsuit, Pharm-Olam is seeking declaratory judgments that (1) the limitation of liability provisions in the agreement between Pharm-Olam and us are enforceable and limit Pharm-Olam’s liability for the claims asserted by us to the direct services fees, and (2) Pharm-Olam’s subcontractor, Datatrak International, Inc. (“Datatrak”), the provider of the core EDC and IWRS system for BENEFIT-ALS, must indemnify, defend and hold harmless Pharm-Olam for the claims asserted against it by Cytokinetics, pursuant to the indemnification provision in the agreement between Pharm-Olam and Datatrak. On December 17, 2014, we filed a motion to dismiss or transfer the North Carolina Lawsuit to the U.S. District Court for the Northern District of California based on lack of jurisdiction and improper venue.

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

	Closing Sale Price
	High	Low
2013:
First Quarter	$7.14	$4.02
Second Quarter	$12.96	$6.42
Third Quarter	$13.82	$7.57
Fourth Quarter	$7.47	$6.01
2014:
First Quarter	$10.55	$6.72
Second Quarter	$12.99	$4.01
Third Quarter	$4.90	$3.52
Fourth Quarter	$8.01	$3.07

On February 27, 2015, the last reported sale price for our common stock on the NASDAQ Capital Market was $7.71 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 27, 2015, there were 72 holders of record of our common stock.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12.

Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index(*)

(*)

The above graph shows the cumulative total stockholder return of an investment of $100 in cash from December 31, 2009 through December 31, 2014 for: (i) our common stock; (ii) the NASDAQ Stock Market (U.S.) Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Cytokinetics, Incorporated	$100.00	$71.82	$32.99	$22.68	$37.23	$45.88
NASDAQ Composite Index	$100.00	$116.91	$114.81	$133.07	$184.06	$208.71
NASDAQ Biotechnology Index	$100.00	$115.01	$128.59	$169.61	$324.80	$376.68

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

Sales of Unregistered Securities

On December 26, 2014, we sold 2,040,816 shares of our common stock at a price per share of $4.90 and an aggregate purchase price of $10.0 million to Astellas.

We relied on the exemption from registration contained in Section 4(2) of the Securities Act, and Regulation D, Rule 506 thereunder, in connection with the issuance and sale of the common stock to Astellas.

Item 6.    Selected Financial Data

The following selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplemental Data” of this report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Research and development revenues from related parties(1)	$19,538	$2,019	$4,177	$2,054	$1,487
Research and development, grant and other revenues	17,566	7,547	3,382	1,946	1,090
License revenues from related parties(1)	—	17,230	—	—	—
License revenues	9,836	3,852	—	—	—

Total revenues	46,940	30,648	7,559	4,000	2,577

Operating expenses:
Research and development	44,426	49,450	35,643	37,182	38,013
General and administrative	17,268	15,092	12,429	13,590	14,199
Restructuring charges (reversals)	—	—	(56)	1,192	—

Total operating expenses	61,694	64,542	48,016	51,964	52,212

Operating income loss	(14,754)	(33,894)	(40,457)	(47,964)	(49,635)
Interest and other, net	108	177	87	104	172

Income (loss) before income taxes	(14,646)	(33,717)	(40,370)	(47,860)	(49,463)
Income tax provision (benefit)	—	—	—	—	(176)

Net loss	(14,646)	(33,717)	(40,370)	(47,860)	(49,287)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(1,307)	(2,857)	—

Net loss allocable to common stockholders:	$(14,646)	$(33,717)	$(41,677)	$(50,717)	$(49,287)

Net loss per share allocable to common stockholders:(2)
Basic	$(0.41)	$(1.24)	$(2.30)	$(4.30)	$(4.61)

Diluted	$(0.41)	$(1.24)	$(2.30)	$(4.30)	$(4.61)

Weighted average shares used in computing net loss per share allocable to common stockholders:(3)
Basic	35,709	27,275	18,107	11,800	10,694

Diluted	35,709	27,275	18,107	11,800	10,694

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, investments, auction rate securities (“ARS”) and investment put option related to ARS	$83,228	$80,230	$74,000	$49,023	$72,845
Restricted cash	—	—	—	196	788
Working capital	107,276	52,634	69,322	46,548	66,174
Total assets	132,968	83,188	77,551	52,773	77,992
Long-term portion of equipment financing lines	—	—	—	—	152
Accumulated deficit	(497,243)	(482,597)	(448,880)	(408,510)	(360,650)
Total stockholders’ equity(2)	92,064	54,442	70,085	48,178	70,516

(1)

Revenues from related parties consisted of revenues recognized under our research and development arrangements with related parties, including Amgen and Astellas. See Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements for further details.

(2)

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

(3)

In 2010, we sold 889,970 shares of common stock to Kingsbridge Capital Limited pursuant to the 2007 committed equity financing facility for net proceeds of $14.0 million. In April 2011, we sold 883,333 shares of common stock, 8,070 shares of Series A convertible preferred stock and warrants to purchase 1,114,168 shares of common stock to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited for net proceeds of approximately $19.9 million. In the fourth quarter of 2011, we sold 429,868 shares of common stock through McNicoll, Lewis & Vlak LLC (“MLV”) for net proceeds of $2.4 million. In June 2012, we issued to various investors (i) 9,320,176 shares of common stock for a purchase price of $4.56 per share, (ii) 23,026 shares of Series B convertible preferred stock for a purchase price of $760.00 per share, and (iii) warrants to purchase 7,894,704 shares of common stock at an exercise price of $5.28 per share, for aggregate gross proceeds of approximately $60.0 million. In 2012, we sold 432,724 shares of common stock through MLV for net proceeds of $2.8 million. In June 2013, we sold 1,404,100 shares of common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million, pursuant to the Amgen Agreement Amendment. In 2013, we sold 1,170,583 shares of common stock through MLV for net proceeds of $7.5 million. In January, 2014 we sold 364,103 shares of common stock through MLV for net proceeds of $2.4 million. In February 2014, we sold 5,031,250 shares of common stock through an underwritten public offering at a price per share of $8.00 and net proceeds of $37.5 million. In December 2014, we sold 2,040,816 shares of common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million. See Note 12, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements for further details.

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

Our drug candidates currently in clinical development are our skeletal muscle activators tirasemtiv and CK-2127107, and our cardiac muscle activator omecamtiv mecarbil. Cytokinetics retains exclusive rights to tirasemtiv, which is being evaluated for the potential treatment of amyotrophic lateral sclerosis (“ALS”). CK-2127107 is being evaluated for the potential treatment of spinal muscle atrophy (“SMA”) and for potential use in other indications associated with muscle weakness under a strategic alliance with Astellas Pharma Inc. (“Astellas”) established in June 2013 and expanded in December 2014. Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006.

Muscle Contractility Programs

Skeletal Muscle Contractility Program

Tirasemtiv is the lead drug candidate from this program. We retain exclusive rights to tirasemtiv. We have conducted a Phase II clinical development program for tirasemtiv, and are planning to initiate a Phase III clinical development program for this drug candidate in patients with ALS. We are also developing another drug candidate from this program, CK-2127107, which has been evaluated in Phase I clinical trials in collaboration with Astellas for potential indications associated with muscle weakness. We are planning to conduct a Phase II clinical trial for CK-2127107 in patients with SMA. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv.    Tirasemtiv, a fast skeletal troponin activator, is the lead drug candidate from our skeletal muscle contractility program. We have conducted three “evidence of effect” Phase IIa clinical trials of tirasemtiv. These evidence of effect clinical trials were randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of tirasemtiv administered to patients with impaired muscle function. These studies were intended to translate the mechanism of action of tirasemtiv into potentially clinically relevant pharmacodynamic effects. The first of these trials was conducted in patients with ALS, a chronic and progressive disease in which the motor neurons die, thus denervating skeletal muscles and causing them to atrophy. This leads to weakness, fatigue, and eventually complete paralysis and death, primarily from respiratory complications. The second of these trials was conducted in patients with myasthenia gravis, a chronic, autoimmune, neuromuscular disease which is the most common primary disorder of neuromuscular transmission. The third of these trials was conducted in patients with symptoms of claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise, associated with peripheral artery disease. Evidence of potentially clinically relevant pharmacodynamic effects was observed in each of these trials.

In 2014, we completed BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS), a Phase IIb clinical trial of tirasemtiv in patients with ALS. We believe the results from BENEFIT-ALS support advancement of tirasemtiv into Phase III clinical development. We are planning to initiate a Phase III clinical development program for this drug candidate in patients with ALS in the second quarter of 2015.

Tirasemtiv Clinical Development

BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS).    In October 2012, we initiated BENEFIT-ALS, a Phase IIb, multi-national, double-blind, randomized, placebo-controlled, clinical trial designed to evaluate the safety, tolerability and efficacy of tirasemtiv in patients with ALS. BENEFIT-ALS enrolled patients in 73 centers in 8 countries. Patients enrolled in BENEFIT-ALS began treatment with open-label tirasemtiv at 125 mg twice daily. Patients who tolerated this open-label treatment for one week were randomized to receive 12 weeks of double-blind treatment with twice-daily oral ascending doses of tirasemtiv or placebo, beginning at 125 mg twice daily and increasing weekly up to 250 mg twice daily (or a dummy dose titration with placebo). Clinical assessments occurred every four weeks during double-blind treatment; patients also returned for follow-up evaluations at one and four weeks after their final dose of double-blind study medication. The primary efficacy analysis of BENEFIT-ALS compared the mean change from baseline in the ALS Functional Rating Scale in its revised form (ALSFRS-R), a clinically validated instrument designed to measure disease progression and changes in functional status, to the average of the scores obtained after 8 and 12 weeks of double-blind treatment on tirasemtiv versus placebo.

In April 2014, BENEFIT-ALS results were presented at the 66th Annual Meeting of the American Academy of Neurology. 711 patients were enrolled into the open-label phase of the trial; subsequently, 605 patients were randomized 1:1 to double-blind treatment with either tirasemtiv or placebo. BENEFIT-ALS did not achieve its primary efficacy endpoint, the mean change from baseline in the ALSFRS-R (-2.98 points in the tirasemtiv group versus -2.40 points in the placebo group; p = 0.11). Treatment with tirasemtiv resulted in a statistically significant and potentially clinically meaningful reduction in the decline of slow vital capacity (SVC), a measure of the strength of the skeletal muscles responsible for breathing. SVC has been shown to be an important predictor of disease progression and survival in prior trials of patients with ALS. At week 12, the decline in SVC from baseline was -3.12 for patients receiving tirasemtiv versus -8.66 for those receiving placebo (p < 0.0001). From week 0 to week 12, the slope of decline in SVC measured as percentage points per day was -0.0394 for patients receiving tirasemtiv versus -0.0905 for those receiving placebo (p = 0.0006).

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

Throughout the remainder of 2014, we presented further results from BENEFIT-ALS. These results indicated that:

•	Differences in the decline in SVC on tirasemtiv versus placebo observed after 12 weeks of double-blind treatment were maintained for up to 4 weeks after discontinuation of treatment;

•	The reduced decline in SVC on tirasemtiv versus placebo was observed consistently across all subgroups of patients in BENEFIT-ALS that were examined;

•	The effects of tirasemtiv on SVC were observed at all doses studied and the concentration-response relationship was flat; and

•	Riluzole did not increase plasma concentrations nor impact the tolerability of tirasemtiv.

Planned Phase III Clinical Development:    In October 2014, we announced that we had completed our review of results from BENEFIT-ALS and concluded that effects observed on SVC in patients treated with tirasemtiv were robust and potentially clinically meaningful. We have engaged with regulatory authorities in the U.S. and Europe regarding results from BENEFIT-ALS and plan to advance tirasemtiv into Phase III clinical development. While regulatory interactions are ongoing, we believe that current feedback from these regulatory authorities informs advancement of tirasemtiv to a Phase III clinical development program that is intended to potentially confirm and extend results from BENEFIT-ALS. Key clinical endpoints in the Phase III program will include measures of respiratory function after longer durations of treatment in patients with ALS, including effects on SVC. We have initiated non-clinical and clinical development planning activities for the Phase III program, and anticipate initiating the program in the second quarter of 2015.

Tirasemtiv Strategic and Commercial Planning.    During 2014, we made preparations for the potential commercialization of tirasemtiv. These activities included interactions with manufacturers, and corporate development and commercial planning activities to support various scenarios. We expect to continue to engage extensively with ALS experts, both neuromuscular and pulmonary, and with payors, regulatory authorities and patient advocacy groups as we develop plans for the commercialization of tirasemtiv as a potential treatment for patients living with ALS. These commercialization plans will include market assessment and corporate development activities to support the launch of tirasemtiv in the U.S. and Europe, if appropriate.

The clinical trials program for tirasemtiv may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Tirasemtiv is at too early a stage of development for us to predict if or when this may occur. Our expenditures will increase if and as we move tirasemtiv into later stage development.

CK-2127107 and Other Skeletal Muscle Activators

Astellas Strategic Alliance.    CK-2127107 is being developed jointly by Cytokinetics and Astellas. In December 2014, we entered into an Amended and Restated License and Collaboration Agreement with Astellas (the “Amended Astellas Agreement”). This agreement superseded the License and Collaboration Agreement between Cytokinetics and Astellas of June 2013 (the “Original Astellas Agreement”). The Amended Astellas Agreement expanded the objective of the collaboration of advancing novel therapies for diseases and medical conditions associated with muscle weakness to include SMA and potentially other neuromuscular indications, in addition to the non-neuromuscular indications provided for in the Original Astellas Agreement.

Under the Amended Astellas Agreement, we expanded the exclusive license previously granted Astellas under the Original Astellas Agreement to co-develop and commercialize CK-2127107 for potential application in non-neuromuscular indications worldwide to include certain neuromuscular indications as well. Concurrent with the expanded collaboration, the companies agreed to advance CK-2127107 into Phase II clinical development. Cytokinetics will conduct the initial Phase II clinical trial in patients with SMA. We anticipate initiating this trial in the second half of 2015. The development program may include other neuromuscular indications as the companies may agree. Cytokinetics and Astellas will jointly develop and may jointly commercialize CK-2127107 and other fast skeletal troponin activators in neuromuscular indications. Astellas will be responsible for the costs associated with the development of all collaboration products, including CK-2127107, subject to Cytokinetics’ option to co-fund certain development costs as described below.

Under the Amended Astellas Agreement, the parties extended through 2016 their joint research program to identify next-generation skeletal muscle activators to be nominated as potential drug candidates. This research will be conducted at Astellas’ expense. Under the Amended Astellas Agreement, Astellas has exclusive rights to co-develop and commercialize CK-2127107 and other fast skeletal troponin activators in SMA and potentially other indications and other novel mechanism skeletal muscle activators in all indications, subject to certain Cytokinetics’ development and commercialization rights. Cytokinetics may co-promote and conduct certain commercial activities in the U.S., Canada and Europe under agreed scenarios.

Cytokinetics retains an option to conduct early-stage development for certain agreed indications at its initial expense, subject to reimbursement if development continues under the collaboration. Under the Amended Astellas Agreement, Cytokinetics also retains an option to co-promote collaboration products containing fast skeletal muscle activators for neuromuscular indications in the U.S., Canada and Europe, in addition to its option to co-promote other collaboration products in the U.S. and Canada as provided for in the Original Astellas Agreement. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities. The Amended Astellas Agreement also provides for Cytokinetics to lead certain activities relating to the commercialization of collaboration products for neuromuscular indications in the U.S., Canada and Europe under particular scenarios.

Cytokinetics received an upfront payment of $30.0 million in connection with the execution of the Amended Astellas Agreement. Also, in conjunction with the execution of the Amended Astellas Agreement, we also entered into a common stock purchase agreement which provided for the sale of 2,040,816 shares of our common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million, which was received in December 2014. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to our common stock. Concurrently, Cytokinetics earned a $15.0 million milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase II clinical development. Cytokinetics is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the next two years of the collaboration. Based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112.0 million (of which Cytokinetics has now received $17.0 million) relating to early development of CK-2127107 and for later-stage development and commercial launch milestones for CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Amended Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

Cytokinetics retains the exclusive right to develop and commercialize tirasemtiv for the potential treatment of ALS and certain other neuromuscular disorders independently from the Amended Astellas Agreement.

CK-2127107 Clinical Development

Phase I Clinical Trials Program:    In October 2014, we announced the completion of five Phase I clinical trials evaluating CK-2127107 in healthy volunteers, and certain other Phase II readiness activities, all in connection with the agreed development plan under our collaboration with Astellas. These Phase I clinical trials demonstrated that CK-2127107 appeared well-tolerated in healthy volunteers and that exposures generally increased across dose ranges studied. CK-2127107 increased the response of muscle to neuromuscular input in a dose and plasma concentration related fashion in healthy volunteers consistent with preclinical observations. In addition, an oral tablet formulation of CK-2127107 appears appropriate for use in Phase II clinical trials.

Planned Phase II Clinical Development:    Cytokinetics will conduct the initial Phase II clinical trial of CK-2127107 in patients with SMA. We anticipate initiating this trial in the second half of 2015.

The clinical trials programs for CK-2127107 may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. CK-2127107 is at too early a stage of development for us to predict if or when this may occur. Our expenditures will increase if Astellas terminates development of CK-2127107 or related compounds and we elect to develop them independently, or if we conduct early-stage development for certain agreed indications at our initial expense, subject to reimbursement if development continues under the collaboration.

Ongoing Research in Skeletal Muscle Activators.    Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal muscle troponin activators to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere. We are conducting a joint research program with Astellas directed to the discovery of next-generation skeletal muscle activators. Under the Amended Astellas Agreement, the joint research program will continue through 2016 and Astellas will reimburse us for certain research activities we perform.

Research and Development Expenses.    We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $32.9 million, $40.8 million and $24.9 million in the years ended December 31, 2014, 2013 and 2012, respectively. We recognized research and development revenue from Astellas of $32.4 million in 2014, consisting of milestone payments, and reimbursements of full-time employee equivalents (“FTEs”) and other expenses. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance tirasemtiv, CK-2127107 or other compounds from this program into and through development.

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

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15.0 million in June 2013. Under the Amgen Agreement Amendment, we conducted a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen will reimburse us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50.0 million, and royalties on sales of omecamtiv mecarbil in Japan. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of our common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. Pursuant to this agreement, Amgen agreed to certain trading and other restrictions with respect to our common stock. During 2014, we recorded $4.5 million in reimbursement of sponsored research and development activities relating to the Amgen Agreement.

Under the Amgen Agreement as amended, we are eligible for potential pre-commercialization and commercialization milestone payments of up to $650.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding Phase III development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

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

Omecamtiv Mecarbil Clinical Development

COSMIC-HF.    In March 2013, we announced the initiation of dosing of patients in COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure). COSMIC-HF is a Phase II, double-blind, randomized, placebo-controlled, multicenter, clinical trial designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction as well as its effects on echocardiographic measures of cardiac function. COSMIC-HF is being conducted by Amgen in collaboration with Cytokinetics. Cytokinetics and Amgen reviewed results from the dose escalation phase of COSMIC-HF and selected an oral formulation of omecamtiv mecarbil for evaluation in the expansion phase of the trial.

The expansion phase of COSMIC-HF has enrolled approximately 450 patients from approximately 95 clinical sites internationally. Patients will be randomized 1:1:1 to receive placebo, 25 mg, or 50 mg twice daily of omecamtiv mecarbil. Escalation to the 50 mg dose will depend on the plasma concentration of omecamtiv mecarbil following 2 weeks of oral dosing at 25 mg twice daily. The primary objective of the expansion phase of this trial is to characterize the safety, tolerability, and pharmacokinetics of omecamtiv mecarbil dosed orally during 20 weeks of treatment. The secondary objectives are to assess the changes from baseline in systolic ejection time, stroke volume, left ventricular end-systolic diameter, left ventricular end-diastolic diameter, heart rate and N-terminal pro-brain natriuretic peptide (a biomarker associated with the severity of heart failure) during 20 weeks of treatment. In the fourth quarter of 2014, the Data Monitoring Committee reviewed data from COSMIC-HF and recommended that the trial continue without any changes to the protocol. The expansion phase of COSMIC-HF has enrolled over 400 patients; over 200 of these patients have completed dosing. We anticipate that patient enrollment in COSMIC-HF will conclude in the first quarter of 2015. We anticipate that results from COSMIC-HF will be available in the second half of 2015.

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

Pharmacokinetics Bridging Study.    During the fourth quarter of 2014, we announced that CY 1211, a Phase I study comparing the tolerability and pharmacokinetics of omecamtiv mecarbil between Japanese and Caucasian healthy volunteers, had been completed and indicated no clinically meaningful differences between the two groups studied. Data from CY 1211 are expected to inform plans for the development of omecamtiv mecarbil in Japan and the inclusion of Japan in potential global Phase III program activities. This trial was conducted by Cytokinetics in collaboration with Amgen. Amgen reimbursed us for the costs of the trial.

Prior Clinical Experience with Omecamtiv Mecarbil.    Seven Phase I clinical trials of omecamtiv mecarbil have been conducted in healthy subjects: five conducted by Cytokinetics and two conducted by Amgen in collaboration with Cytokinetics. Cytokinetics has also conducted two Phase IIa clinical trials of omecamtiv mecarbil. These clinical trials were designed to evaluate the safety, tolerability, pharmacodynamic and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time (i.e., the time in which the heart is contracting). However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

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

Ongoing Research in Cardiac Muscle Contractility.    In 2013, we agreed with Amgen to additional research activities intended to be conducted through 2014 under the research plan directed to next-generation compounds in our cardiac muscle contractility program. We expect to continue our joint research program with Amgen through 2015. Under the Amgen Agreement, Amgen will reimburse us for certain research activities we perform.

Research and Development Expenses.    We funded all research and development costs associated with this program prior to Amgen’s option exercise in May 2009. We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $7.4 million, $3.4 million and $4.5 million in the years ended December 31, 2014, 2013 and 2012, respectively. We recognized research and development revenue from Amgen of $4.5 million in 2014, $2.0 million in 2013 and $4.2 million in 2012, consisting of reimbursements of FTEs and other expenses. We anticipate that our expenditures relating to the research and development of compounds in our cardiac muscle contractility program will increase if we participate in the future advancement of omecamtiv mecarbil through clinical development. Our expenditures will also increase if Amgen terminates development of omecamtiv mecarbil or related compounds and we elect to develop them independently, or if we elect to co-fund later-stage development of omecamtiv mecarbil or other compounds in our cardiac muscle contractility program under our collaboration and option agreement with Amgen.

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

•

the FDA and/or other regulatory authorities may not accept effects on respiratory function, including SVC, as an appropriate clinical trial endpoint to support the registration of tirasemtiv for the treatment of ALS;

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

In June 2013, we and Amgen executed an amendment (the “Amgen Agreement Amendment”) to the Amgen Agreement to include Japan, resulting in a worldwide collaboration. (See Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements.) Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15.0 million in June 2013. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of our common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million, which was received in June 2013. Pursuant to this agreement, Amgen agreed to certain trading and other restrictions with respect to our common stock. Under the Amgen Agreement Amendment, we conducted a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen reimbursed us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50.0 million, and royalties on sales of omecamtiv mecarbil in Japan. In the fourth quarter of 2013, we determined that all conditions necessary for revenue recognition of the non-refundable upfront license fee under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-10 had been met and accordingly, in the fourth quarter of 2013, we recognized a total of $17.2 million in license revenue attributable to the Amgen Agreement Amendment.

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

In July 2013, we received an upfront payment of $16.0 million in connection with the execution of the Original Astellas Agreement, establishing a collaboration directed to the research and development of skeletal muscle activators including CK-2127107 for potential application in non-neuromuscular indications associated with muscle weakness. This agreement provided for us to potentially receive over $24.0 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration and for research and early and late stage development milestone payments based on various research and clinical milestones. We determined the license and the research and development services relating to the Original Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, we are recognizing this revenue using the proportional performance model. In 2013, we recognized $3.9 million of the $16.0 million upfront license fee as license revenue and as of December 31, 2013, we deferred the remaining $12.1 million. We also recognized $6.4 million in revenue in 2013 for reimbursement of sponsored research and development activities under the Original Astellas Agreement. In 2014 we recognized $9.8 million of the $16.0 million upfront license fee as license revenue and as of December 31, 2014, we deferred the remaining $2.3 million. Also in 2014 and under the Original Astellas Agreement, we recognized $15.4 million in revenue for reimbursement of sponsored research and development activities, $2.0 million in research and development milestone fees and $15.0 million in milestone fees in connection with the decision made by Astellas to advance CK-2127107 into Phase II clinical development.

We received an upfront payment of $30.0 million in connection with the execution of the Amended Astellas Agreement. Also, in conjunction with the execution of the Amended Astellas Agreement, we entered into a common stock purchase agreement pursuant to which we sold 2,040,816 shares of our common stock to Astellas at a price per share of $4.90. The aggregate purchase price of $10.0 million was received in December 2014. We determined the fair value of the stock issued to Astellas to be $9.1 million. The excess of cash received over fair value of $0.9 million was deferred and will be recognized as revenue as services are performed over approximately 24 months. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to our common stock. We determined that the license and the research and development services relating to the Amended Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, we are recognizing this revenue using the proportional performance model over the initial research term of the Amended Astellas Agreement.

Concurrently with the execution of the Amended Astellas Agreement and related common stock purchase agreement, Cytokinetics received $15.0 million as a milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase II clinical development. Cytokinetics is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the next two years of the collaboration. Based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112.0 million (of which Cytokinetics has now received $17.0 million) relating to early development of CK-2127107 and for later-stage development and commercial launch milestones for CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Amended Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial launch and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and other pre-commercialization milestones under our strategic alliances with Amgen and Astellas, our results of operations may vary substantially from year to year.

If one or more of our drug candidates is approved for sale as a drug, we expect that our future revenues will most likely be derived from royalties on sales from drugs licensed to Amgen and Astellas under our respective strategic alliances and from those licensed to future partners, and from direct sales of our drugs. We retain a product-by-product option to co-fund certain Phase III development activities under the Amgen Agreement, thereby potentially increasing our royalties and affording us co-promotion rights in North America. If we exercise our co-promotion rights under the Amgen Agreement, we are entitled to receive reimbursement for certain sales force costs we incur in support of our commercial activities. Under the Amended Astellas Agreement, we retain an option to co-promote collaboration products containing fast skeletal muscle activators for neuromuscular indications in the U.S., Canada and Europe, in addition to our option to co-promote other collaboration products in the U.S. and Canada as provided for in the Original Astellas Agreement. Astellas will reimburse us for certain expenses associated with our co-promotion activities. The Amended Astellas Agreement also provides for us to lead certain activities relating to the commercialization of collaboration products for neuromuscular indications in the U.S., Canada and Europe under particular scenarios.

In August 2012, we entered into a collaboration agreement with MyoKardia. Under an agreed research plan, scientists from MyoKardia and our FTEs conducted research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. We provided MyoKardia access to certain research facilities, and provided FTEs and other resources at agreed reimbursement rates that approximated our costs. We were the primary obligor in the collaboration arrangement, and accordingly, we recorded expense reimbursements from MyoKardia as research and development revenue. The research plan ended as planned in August 2013.

In July 2010 and in September 2012, the NINDS awarded us grants to support research and development of tirasemtiv directed to the potential treatment for myasthenia gravis for a period of up to three years. The grants were completed in June of 2013.

Research and Development

We incur research and development expenses associated with both partnered and our own research activities. We expect to incur research and development expenses for the clinical development of tirasemtiv. We expect to incur research and development expenses for CK-2127107 in accordance with agreed upon research and development plans with Astellas. We expect to incur research and development expenses for omecamtiv mecarbil and other next-generation compounds in our cardiac muscle contractility program in accordance with agreed upon research and development plans with Amgen.

Research and development expenses related to any development and commercialization activities we elect to fund consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and manufacturing, facilities costs and depreciation of equipment.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for employees in executive and administrative functions, including, but not limited to, finance, human resources, legal, business and commercial development and strategic planning. Other significant costs include facilities costs, consulting costs and professional fees for accounting and legal services, including legal services associated with obtaining and maintaining patents and regulatory compliance.

Restructuring

In October 2011, we announced a restructuring plan pursuant to which we reduced our workforce. We completed all restructuring activities and recognized all anticipated restructuring charges by December 31, 2012.

Stock Compensation

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock units, and employee stock purchases for 2014, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Research and development	$1,361	$1,538	$1,801
General and administrative	1,969	2,059	1,982

Stock-based compensation included in operating expenses	$3,330	$3,597	$3,783

As of December 31, 2014, there was $5.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.52 years and $0.3 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 0.83 years.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the years ended December 31, 2014, 2013 or 2012 because we had a net taxable loss in these periods.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2014, 2013 and 2012. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $1.0 million in 2014, $13.7 million in 2013 and $21.1 million in 2012.

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

Interest accrued related to unrecognized tax benefits and penalties was zero for 2014, 2013 and 2012. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and tax credits to offset future taxable income. We have performed a Section 382 analysis and do not believe that we have experienced an ownership change since 2006. A portion of our existing NOLs and tax credits are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

Results of Operations

Years ended December 31, 2014, 2013 and 2012

Revenues

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014	2013
	(In millions)
Research and development revenues from related parties	$19.5	$2.0	$4.2	$17.5	$(2.2)
Research and development, grant and other revenues	17.6	7.5	3.4	10.1	4.1
License revenues from related parties	—	17.2	—	(17.2)	17.2
License revenues	9.8	3.9	—	5.9	3.9

Total revenues	$46.9	$30.6	$7.6	$16.3	$23.0

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Astellas and Amgen. Revenues from Astellas, which became a related party in December 2014, consisted of $15.0 million in milestone revenues. All research and development revenues from Astellas, prior to it becoming a related party and including a $2.0 million milestone fee recorded in the first quarter of 2014, are classified in research and development, grant and other revenues. Revenues from Amgen were $4.5 million, $2.0 million and $4.2 million in 2014, 2013 and 2012, respectively. Revenues from Amgen in 2014 consisted of reimbursement of internal costs of certain full-time employee equivalents, and recognition of allocated consideration relating to the execution of the Amgen Agreement Amendment in June 2013. Revenues from Amgen in 2013 and 2012 consisted of reimbursement of internal costs of certain full-time employee equivalents.

Research and development, grant and other revenues in 2014 consisted primarily of $15.4 million of research and development revenues from our collaboration with Astellas, $2.0 million in milestone revenues from Astellas and $0.1 million in revenue from our collaboration with MyoKardia. Research and development, grant and other revenues in 2013 included $6.4 million of research program reimbursement revenues from our collaboration with Astellas and $1.0 million in revenue from our collaboration with MyoKardia. Research and development, grant and other revenues in 2012 of $3.4 million included grant revenue from the NINDS, revenue from Global Blood and revenue from MyoKardia.

License revenues from related parties refers to license revenues from our strategic alliance with Amgen. Revenues from Amgen of $17.2 million in 2013 included recognition of an upfront license fee of $15.0 million, along with additional license revenues of $2.2 million, resulting from the allocation of a portion of the excess of the cash received over the fair value of the common stock issued contemporaneously to Amgen. In conjunction with the Amgen Agreement Amendment, we sold 1,404,100 shares of our common stock to Amgen for $10.0 million. We determined the fair value of the stock issued to Amgen to be $7.5 million. A portion of the excess of cash received over fair value of $2.5 million was also allocated to the services performed and was deferred and was recognized as revenue as services were performed.

License revenues refers to license revenues from our collaboration with Astellas, prior to it becoming a related party in December 2014. License revenues included $9.8 and $3.9 million in 2014 and 2013, respectively, of the $16.0 million upfront license fee received from Astellas in July 2013 in connection with the execution of the Original Astellas Agreement. We are recognizing this revenue over the term of the research and development services using the proportional performance model.

Research and development expenses

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014	2013
	(In millions)
Research and development expenses	$44.4	$49.5	$35.6	$(5.1)	$13.9

Research and development expenses were $44.4 million and $49.5 million in 2014 and 2013, respectively. The decrease of $5.1 million in research and development expenses in 2014 was primarily due to decreased spending of $8.2 million for outsourced clinical and preclinical costs mainly due to the completion of the BENEFIT-ALS clinical trial earlier in 2014, partially offset by increased spending of $2.6 million personnel-related costs due to increased headcount. The increase of $13.9 million in research and development expenses in 2013 was primarily due to increased spending for outsourced clinical costs and laboratory costs totaling $14.0 million related to the BENEFIT-ALS clinical trial, partially offset by decreased spending for outsourced preclinical expense.

From a program perspective, the $5.1 million decrease in in research and development spending in 2014 compared to 2013 was primarily due to reduced spending for our skeletal muscle contractility program, partially offset by increased spending for our cardiac muscle contractility program. The $13.9 million increase in research and development spending in 2013 compared to 2012 was primarily due to increased spending of $15.9 million for our skeletal muscle contractility program.

The following presents our research and development expenses by program:

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014	2013
	(In millions)
Cardiac muscle contractility	$7.4	$3.4	$4.5	$4.0	$(1.1)
Skeletal muscle contractility	32.9	40.8	24.9	(7.9)	15.9
Smooth muscle contractility	—	0.2	1.8	(0.2)	(1.6)
All other research programs	4.1	5.1	4.4	(1.0)	0.7

Total research and development expenses	$44.4	$49.5	$35.6	$(5.1)	$13.9

Clinical development timelines, the likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We anticipate that we will determine on an ongoing basis which research and development programs to pursue and how much funding to direct to each program, taking into account the scientific and clinical success of each drug candidate. The lengthy process of seeking regulatory approvals and subsequent compliance with applicable regulations requires the expenditure of substantial resources. Any failure by us to obtain and maintain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, could have a material adverse effect on our results of operations.

We expect our research and development expenditures to increase in 2015 compared to 2014 and that they will be in the range of $56.0 million to $59.0 million. We expect to continue development of our drug candidate tirasemtiv for the potential treatment of ALS. As part of our strategic alliance with Astellas, we expect to continue development of our drug candidate CK-2127107 for the potential treatment of SMA and potentially other diseases and medical conditions associated with muscle weakness or wasting. As part of our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. Non-cash expenses such as stock-based compensation and depreciation of approximately $1.5 million are included in our estimate of 2015 research and development expenses.

General and administrative expenses

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014	2013
	(In millions)
General and administrative expenses	$17.3	$15.1	$12.4	$2.2	$2.7

General and administrative expenses increased in 2014 compared to 2013 and increased in 2013 compared to 2012. The increase of $2.2 million in 2014 was primarily due to increased spending of $0.9 million for personnel-related costs due to increased headcount, and $0.8 million for outside services mainly related to commercial development and market access assessment activities. The increase in 2013 was primarily due to increased spending of $1.7 million for personnel-related costs, $1.4 million for outside services and $0.2 million for legal expenses.

We expect that general and administrative expenses in 2015 will increase compared to 2014 and will be in the range of $18.0 million to $20.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.1 million are included in our estimate of 2015 general and administrative expenses.

Interest and Other, net

Components of Interest and Other, net are as follows:

	Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014	2013
	(In millions)
Interest income and other income	$0.1	$0.1	$0.1	$—	$—
Interest expense and other expense	—	0.1	—	(0.1)	0.1

Interest and Other, net	$0.1	$0.2	$0.1	$(0.1)	$0.1

Interest income and other income consisted primarily of interest income generated from our cash, cash equivalents and investments. Interest expense and other expense in 2013 consisted solely of net gains realized upon disposal of equipment.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through December 31, 2014, we funded our operations through the sale of equity securities, non-equity payments from collaborators, equipment financings, government grants and interest income.

We have received net proceeds from the sale of equity securities of $489.1 million from August 5, 1997, the date of our inception, through December 31, 2014, excluding sales of equity to GlaxoSmithKline (“GSK”) Amgen and Astellas. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement in 2001, GSK made a $14.0 million equity investment in Cytokinetics. GSK made additional equity investments in Cytokinetics in 2003 and 2004 of $3.0 million and $7.0 million, respectively. In January 2007, in connection with the execution of the Amgen Agreement, we received net proceeds of $32.9 million from a stock purchase agreement with Amgen. In June 2013, in conjunction with the Amgen Agreement Amendment, we sold 1,404,100 shares of common stock to Amgen for an aggregate purchase price of $10.0 million, which we received in June 2013. In December 2014, in connection with the Amended Astellas Agreement, we sold 2,040,816 shares of common stock to Astellas for an aggregate purchase price of $10.0 million.

On a cumulative basis through December 31, 2014, we have received $128.7 million in non-equity payments from Amgen, $30.1 million in non-equity payments from Astellas, and $54.5 million in non-equity payments from GSK, in each case related to our strategic alliances.

Amgen Agreement Amendment

In June 2013, we entered into the Amgen Agreement Amendment, which expanded our strategic alliance to include Japan (see Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15.0 million in June 2013. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement pursuant to which we sold 1,404,100 shares of our common stock to Amgen at a price per share of $7.12. The aggregate purchase price of $10.0 million was received in June 2013. We determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and was recognized as revenue as services were performed over approximately 12 months.

Original Astellas Agreement

In June 2013, we entered into the Original Astellas Agreement (see Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements). In July 2013, we received an upfront non-refundable license payment of $16.0 million in connection with the execution of the Original Astellas Agreement. Pursuant to that agreement. we were eligible to potentially receive approximately $25.5 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, the agreement also provided for payments for the achievement of pre-specified milestones relating to the joint research and development program. In 2014, we recognized revenue of $17.0 million relating to milestones under the Original Astellas Agreement.

Amended Astellas Agreement

In December 2014, we entered into the Amended Astellas Agreement, which superseded the Original Astellas Agreement (see Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements). Under the terms of the Amended Astellas Agreement, we received a non-refundable upfront license fee of $30.0 million in January 2015. In conjunction with the Amended Astellas Agreement, we also entered into a common stock purchase agreement pursuant to which we sold 2,040,816 shares common stock to Astellas at a price per share of $4.90. The aggregate purchase price of $10.0 million was received in December 2014. We determined the fair value of the stock issued to Astellas to be $9.1 million. The excess of cash received over fair value of $0.9 million was deferred and will be recognized as revenue as services are performed over approximately 24 months.

Under the Amended Astellas Agreement, we are eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the next two years of the collaboration. In addition, we may also receive payments for the achievement of pre-specified milestones relating to the Amended Astellas Agreement.

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

MLV

On June 10, 2011, we entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which we issued and sold, through January 2014, 2,397,278 shares for total net proceeds of approximately $15.2 million. Sales of our common stock through MLV in 2014 were 364,103 shares for net proceeds of approximately $2.4 million. No shares remain available to us for sale through the MLV Agreement.

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

The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable until June 25, 2017. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then issued and outstanding. We valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of our common stock on the issuance date of $3.78. In February 2013, warrants to purchase 1,000 shares of our common stock at an exercise price of $5.28 per share were exercised in accordance with the June 2012 Public Offerings underwriting agreements. In April 2013, we issued 358,460 shares of common stock related to cashless exercise of warrants. As of December 31, 2014, warrants to purchase 6,577,928 shares of our common stock were outstanding and exercisable.

In the first quarter of 2013, 4,000 shares of Series B Preferred Stock were converted into 666,667 shares of our common stock. In the second quarter of 2013, 15,026 shares of Series B Preferred Stock were converted into 2,504,333 shares of our common stock. In July, 2013, 4,000 shares of Series B Preferred Stock, which represented all remaining shares of Series B Preferred Stock, were converted into 666,681 shares of our common stock. The conversions were in accordance with the June 2012 Public Offerings underwriting agreements.

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

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $83.2 million at December 31, 2014, compared to $80.2 million at December 31, 2013. The increase of $3.0 million was primarily due to net proceeds received of $37.5 million from the February 2014 public offering and proceeds of $10.0 million from the sale of common stock to Astellas in December 2014, partially offset by the use of cash to fund operations.

Net cash used in operating activities was $44.8 million in the year ended December 31, 2014 and was largely due to the ongoing research and development activities and recognition of deferred revenue for which payment had been received in prior periods. The net loss for the year ended December 31, 2014 included non-cash stock based compensation of $3.3 million. At December 31, 2014, deferred revenue of $33.6 million related largely to the deferral of revenue for Astellas based on the proportional performance model. Net cash used in operating activities was $7.7 million in the year ended December 31, 2013 and primarily resulted from the net loss of $33.7 million less $16.2 million of deferred revenue, $3.6 million of non-cash stock compensation expense and increased payables and accruals of $5.1 million.

Net cash used in investing activities of $4.0 million in the year ended December 31, 2014 was primarily due to purchases of investments, which exceeded proceeds from the maturity of investments by $2.9 million, and purchases of property and equipment. Net cash used in investing activities was $1.5 million in the year ended December 31, 2013 and primarily consisted cash used to purchase investments, net of proceeds from the maturity of investments, of $1.0 million.

Net cash provided by financing activities was $48.9 million in the year ended December 31, 2014 and primarily consisted of net proceeds of $37.5 million from the February 2014 public offering, net proceeds of $2.4 million from sales of our common stock pursuant to the MLV Agreement and proceeds of $9.1 million from the sale of common stock to Astellas. Net cash provided by financing activities was $14.5 million in the year ended December 31, 2013 and primarily consisted of the purchase of stock by Amgen (see Note 7, “Related Party Research and Development Arrangements”, in the Notes to Consolidated Financial Statements) and common stock sold pursuant to the MLV Agreement totaling $7.5 million. Repurchases of common stock in 2013 to satisfy employee withholding obligations totaled $0.6 million.

Shelf Registration Statements.    In November 2011, we filed a shelf registration statement with the SEC, which was declared effective in December 2011 (the “December 2011 Shelf”). The December 2011 Shelf allowed us to issue securities from time to time for an aggregate offering price of up to $100.0 million. In June 2012, we filed a supplemental shelf registration statement with the SEC, which was declared effective in June 2012 (the “Supplemental Shelf”). The Supplemental Shelf allowed us to issue additional securities from time to time for an aggregate offering price of up to $20.0 million, and for a total aggregate offering price under the December 2011 Shelf and the Supplemental Shelf of up to $120.0 million. The December 2011 Shelf and the Supplemental Shelf expired in December 2014.

In November 2013, we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allowed us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of February 27, 2015, $109.7 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf will be established at the time of such offerings.

Contractual Obligations and Commitments

Our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due by Period
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Operating lease obligations(1)	$3,390	$7,130	$1,860	$—	$12,380

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue development of our fast skeletal muscle troponin activator tirasemtiv for the potential treatment of ALS. We plan to continue development of our fast skeletal muscle troponin activator CK-2127107 for the potential treatment of SMA and potentially other diseases and conditions related to skeletal muscle weakness or wasting and research of potential next-generation compounds as part of our strategic alliance with Astellas. We plan to continue to support the development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and the research of potential next-generation compounds as part of our strategic alliance with Amgen. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection.

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

We have incurred an accumulated deficit of $497.2 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Investments

Available-for-sale investments.    Our investments consist of municipal and government agency bonds, commercial paper, U.S. Treasury securities, and money market funds. We designate all investments as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. See Note 3, “Cash Equivalents and Investments” in the Notes to Consolidated Financial Statements for further detailed discussion. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in Interest and Other, net.

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

On January 1, 2011, Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”) on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements we entered into on or after January 1, 2011. Under this updated guidance, revenue will be allocated to each element using a selling price hierarchy, where the selling price for an element is based on VSOE if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price, if neither VSOE nor TPE is available.

Upfront, non-refundable licensing payments are assessed to determine whether or not the licensee is able to obtain stand-alone value from the license. Where the license does not have stand-alone value, non-refundable license fees are recognized as revenue as we perform under the applicable agreement. Where the level of effort is relatively consistent over the performance period, we recognize total fixed or determined revenue on a straight-line basis over the estimated period of expected performance. Where the license has stand-alone value, we recognize total license revenue at the time all revenue recognition criteria have been met.

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

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28. In accordance with ASC 605-25, such payments will be recognized as revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) price is fixed or determinable, (iv) and collectability is reasonably assured.

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

For our collaborations and material modifications entered into after January 1, 2011, we account for milestone payments under the provisions of ASC 605-28. We consider an event to be a milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, if the event can only be achieved with our performance, and if the achievement of the event results in payment to us. If we determine a milestone is substantive, we recognize revenue when payment is earned and becomes payable. For a milestone to be considered substantive, it must be achieved with our performance, be reasonable relative to the terms of the arrangement and be commensurate with our effort to achieve the milestone or commensurate with the enhanced value of the delivered item(s) as a result of the milestone achievement. If we determine a milestone is not substantive, we defer the payment and recognize revenue over the estimated period of performance as we complete our performance obligations.

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

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the years ended December 31, 2014, 2013 or 2012 because we had a net taxable loss in these periods.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2014, 2013 and 2012. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $1.0 million in 2014, $13.7 million in 2013 and $21.1 million in 2012.

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

Interest accrued related to unrecognized tax benefits and penalties was zero for 2014, 2013 and 2012. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1, “Organization and Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

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

The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio (dollars in thousands):

	2015	Total	Fair Value at December 31, 2014
Assets:
Investments	$63,013	$63,013	$63,013
Average interest rate	0.17%	0.17%

Item 8.    Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytokinetics, Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cytokinetics, Incorporated at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, CA

March 6, 2015

CYTOKINETICS, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,215	$20,158
Short-term investments	63,013	57,570
Related party accounts receivable	46,646	5
Prepaid and other current assets	1,257	1,605

Total current assets	131,131	79,338
Property and equipment, net	1,637	1,221
Long-term investments	—	2,502
Other assets	200	127

Total assets	$132,968	$83,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,361	$3,709
Accrued liabilities	5,400	8,272
Deferred revenue, current	17,042	14,701
Short-term portion of deferred rent	52	22

Total current liabilities	23,855	26,704
Deferred revenue, non-current	16,558	1,500
Long-term portion of deferred rent	491	542

Total liabilities	40,904	28,746

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 38,659,738 shares at December 31, 2014 and 30,681,624 shares at December 31, 2013	39	31
Additional paid-in capital	589,272	537,001
Accumulated other comprehensive income	(4)	7
Accumulated deficit	(497,243)	(482,597)

Total stockholders’ equity	92,064	54,442

Total liabilities and stockholders’ equity	$132,968	$83,188

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Research and development revenues from related parties	$19,538	$2,019	$4,177
Research and development, grant and other revenues	17,566	7,547	3,382
License revenues from related parties	—	17,230	—
License revenues	9,836	3,852	—

Total revenues	46,940	30,648	7,559

Operating expenses:
Research and development	44,426	49,450	35,643
General and administrative	17,268	15,092	12,429
Restructuring reversals	—	—	(56)

Total operating expenses	61,694	64,542	48,016

Operating loss	(14,754)	(33,894)	(40,457)
Interest and other, net	108	177	87

Loss before income taxes	(14,646)	(33,717)	(40,370)
Income tax benefit	—	—	—

Net loss	(14,646)	(33,717)	(40,370)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(1,307)

Net loss allocable to common stockholders	$(14,646)	$(33,717)	$(41,677)

Net loss per share allocable to common stockholders — basic and diluted	$(0.41)	$(1.24)	$(2.30)

Weighted-average number of shares used in computing net loss per share allocable to common stockholders — basic and diluted	35,709	27,275	18,107

Other comprehensive gain (loss):
Unrealized gains (losses) on available-for-sale securities, net	(11)	(11)	15

Comprehensive loss	$(14,657)	$(33,728)	$(40,355)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2011	12,485,957	$13	8,070	$—	$456,672	$3	$(408,510)	$48,178
Issuance of common stock pursuant to ESPP at a weighted price of $4.32 per share	15,010	—	—	—	65	—	—	65
Issuance of common stock upon exercise of restricted stock units	144,045	—	—	—	(401)	—	—	(401)
Issuance of common stock pursuant to June 2012 public offerings at $4.56 per share, net of issuance costs of $2,139	9,320,176	9	—	—	29,907	—	—	29,916
Issuance of Series B convertible preferred stock pursuant to June 2012 public offerings at $760 per share, net of issuance costs of $881	—	—	23,026	—	12,318	—	—	12,318
Issuance of warrants pursuant to June 2012 public offerings, net of issuance costs of $984	—	—	—	—	13,761	—	—	13,761
Issuance of common stock to MLV at $6.30-$7.20 per share, net of commission and issuance costs of $89	432,724	1	—	—	2,819	—	—	2,820
Conversion of Series A convertible preferred stock to common stock at $1,000 per share	1,345,000	1	(8,070)	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	3,783	—	—	3,783
Other comprehensive income	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(40,370)	(40,370)

Balance, December 31, 2012	23,742,912	24	23,026	—	$518,923	18	(448,880)	70,085
Issuance of common stock upon exercise of stock options for cash at $4.02-$11.10 per share	21,397	—	—	—	114	—	—	114
Issuance of common stock pursuant to ESPP at a weighted price of $3.66 per share	14,985	—	—	—	55	—	—	55
Issuance of common stock upon exercise of restricted stock units	130,534	—	—	—	(623)	—	—	(623)
Issuance of common stock to related party for $7.12 per share, net of issuance costs of $21	1,404,100	2	—	—	7,448	—	—	7,450
Issuance of common stock upon exercise of warrants	359,460	—	—	—	5	—	—	5
Conversion of Series B convertible preferred stock to common stock at $1,000 per share	3,837,681	4	(23,026)	—	(4)	—	—	—
Fractional shares settlement pursuant to reverse stock split	(28)	—	—	—	—	—	—	—
Issuance of common stock to MLV at $6.50-$6.79 per share, net of commission and issuance costs of $232	1,170,583	1	—	—	7,486	—	—	7,487
Stock-based compensation	—	—	—	—	3,597	—	—	3,597
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(33,717)	(33,717)

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2013	30,681,624	$31	—	$—	$537,001	$7	$(482,597)	$54,442
Issuance of common stock upon exercise of stock options for cash at $6.00 per share	390	—	—	—	2	—	—	2
Issuance of common stock pursuant to ESPP at a weighted price of $3.38 per share	19,726	—	—	—	67	—	—	67
Issuance of common stock upon exercise of restricted stock units	11,704	—	—	—	(96)	—	—	(96)
Issuance of common stock upon exercise of warrants	510,125	1	—	—	5	—	—	6
Issuance of common stock to MLV at $6.64-$6.79 per share, net of commission and issuance costs of $74	364,103	—	—	—	2,376	—	—	2,376
Issuance of common stock to collaborative partner for $4.90 per share, net of issuance costs of $8	2,040,816	2	—	—	9,100	—	—	9,102
Issuance of common stock pursuant to February 2014 public offerings at $8.00 per share, net of issuance costs of $2,800	5,031,250	5	—	—	37,487	—	—	37,492
Stock-based compensation	—	—	—	—	3,330	—	—	3,330
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(14,646)	(14,646)

Balance, December 31, 2014	38,659,738	$39	—	$—	$589,272	$(4)	$(497,243)	$92,064

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(14,646)	$(33,717)	$(40,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	490	433	591
Gain on disposal of equipment	—	(79)	(2)
Non-cash restructuring expenses, net of reversals	—	—	(56)
Stock-based compensation	3,330	3,597	3,783
Gain on sale of investments	(6)	—	—
Changes in operating assets and liabilities:
Related party accounts receivable	(46,641)	—	10
Prepaid and other assets	274	818	(320)
Accounts payable	(2,178)	1,656	690
Accrued and other liabilities	(2,865)	3,523	2,098
Related party payables and accrued liabilities	—	(150)	138
Deferred revenue	17,399	16,201	—

Net cash used in operating activities	(44,843)	(7,718)	(33,438)

Cash flows from investing activities:
Purchases of investments	(107,043)	(79,434)	(92,788)
Proceeds from sales and maturities of investments	104,098	78,444	63,900
Purchases of property and equipment	(1,104)	(542)	(125)
Proceeds from sales of property and equipment	—	13	2
Decrease in restricted cash	—	—	196

Net cash used in investing activities	(4,049)	(1,519)	(28,815)

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	48,971	7,450	43,677
Proceeds from draw down of committed equity financing facilities and at-the-market facility, net of commission and issuance costs	—	—	2,820
Payments from stock based award activities and warrants, net	(22)	7,038	(336)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	12,318
Repayment of equipment financing lines	—	—	(152)

Net cash provided by financing activities	48,949	14,488	58,327

Net increase (decrease) in cash and cash equivalents	57	5,251	(3,926)
Cash and cash equivalents, beginning of period	20,158	14,907	18,833

Cash and cash equivalents, end of period	$20,215	$20,158	$14,907

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was in the development stage at December 31, 2012, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.” During the year ended December 31, 2013, the Company exited the development stage with the execution of the Amgen Agreement Amendment and the Original Astellas Agreement (See Note 7), from which the Company received significant revenues from its principal operations, indicative that the Company was no longer in the development stage.

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $497.2 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $14.6 million and net cash used in operations of $44.8 million for the year ended December 31, 2014. Cash, cash equivalents and investments increased to $83.2 million at December 31, 2014 from $80.2 million at December 31, 2013. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

The Company is subject to risks common to clinical stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund its future plans. The Company’s liquidity will be impaired if sufficient additional capital is not available on terms acceptable to the Company. To date, the Company has funded its operations primarily through sales of its common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. The Company has never generated revenues from commercial sales of its drugs and may not obtain regulatory approval for commercialization for at least several years, if ever. The Company’s success is dependent on its ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of its drug candidates. As a result, the Company may choose to raise additional capital through equity or debt financings to continue to fund its operations in the future. The Company cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that the Company’s drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at December 31, 2014 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s cash, cash equivalents and investments are invested in deposits with three major financial institutions in the United States. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any realized losses on its deposits of cash, cash equivalents or investments.

The economic turmoil in the United States in recent years, the extraordinary volatility in the stock markets and other current negative macroeconomic indicators could negatively impact the Company’s ability to raise the funds necessary to support its business and may materially adversely affect its business, operating results and financial condition.

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Amgen Inc. (“Amgen”) and Astellas Pharma Inc. (“Astellas”), its strategic partners. Approximately 10%, 63% and 55% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively, were derived from Amgen. Accounts receivable due from Amgen were $1.6 million and zero at December 31, 2014 and 2013, respectively. See also Note 7, “Related Party Transactions,” regarding the collaboration agreement with Amgen. Approximately 69% and 34% of total revenues for the years ended December 31, 2014 and 2013, respectively, were derived from Astellas. Accounts receivable due from Astellas were $45.0 million and zero at December 31, 2014 and 2013, respectively. See also Note 7, “Related Party Transactions,” regarding the collaboration agreement with Astellas.

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

The Company’s operations and employees are located in the United States. In the year ended December 31, 2014, 31% of the Company’s revenues were received from entities located in the United States and 69% were

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received from a Japanese entity. In the year ended December 31, 2013, 66% of the Company’s revenues were received from entities located in the United States and 34% were received from a Japanese entity. In the year ended December 31, 2012, all of the Company’s revenues were received from entities located in the United States or from United States affiliates of foreign corporations.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

The accounting guidance for revenue recognition requires that the following criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Upfront, non-refundable licensing payments are assessed to determine whether or not the licensee is able to obtain stand-alone value from the license. Where the license does not have stand-alone value, non-refundable license fees are recognized as revenue as the Company performs under the applicable agreement. Where the level of effort is relatively consistent over the performance period, the Company recognizes total fixed or determined revenue on a straight-line basis over the estimated period of expected performance. Where the license has stand-alone value, the Company recognizes total license revenue at the time all revenue recognition criteria have been met.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28. In accordance with ASC 605-25, such payments will be recognized as revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) price is fixed or determinable, and (iv) collectability is reasonably assured.

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

For collaborations and material modifications entered into after January 1, 2011, the Company accounts for milestone payments under the provisions of ASC 605-28. The Company considers an event to be a milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, if the event can only be achieved with the Company’s performance, and if the achievement of the event results in payment to the Company. If the Company determines a milestone is substantive, the Company recognizes revenue when payment is earned and becomes payable. For a milestone to be considered substantive, it must be achieved with the Company’s performance, be reasonable relative to the terms of the arrangement and be commensurate with the Company’s effort to achieve the milestone or commensurate with the enhanced value of the delivered item(s) as a result of the milestone achievement. If the Company determines a milestone is not substantive, the Company defers the payment and recognizes revenue over the estimated period of performance as the Company completes its performance obligations.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Expenditures

Research and development costs are charged to operations as incurred. Research and development expenses consist primarily of clinical manufacturing costs, preclinical study expenses, consulting and other third party costs, employee compensation, supplies and materials, allocation of overhead and occupancy costs, facilities costs and depreciation of equipment.

Retirement Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from inception through December 31, 2013. In 2014, employer contributions to the 401(k) plan were $336,000.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss

The Company follows the accounting standards for the reporting and presentation of comprehensive income (loss) and its components. On January 1, 2012, the Company adopted new accounting guidance and presents comprehensive income (loss) in a continuous statement of comprehensive income (loss) which replaced the statement of operations. Comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive loss for each of the years ended December 31, 2014, 2013, and 2012 was equal to net loss adjusted for unrealized gains and losses on investments.

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

Stock-Based Compensation

The Company accounts for stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases by measuring the stock-based compensation cost at the grant date based on the calculated fair value of the award, and recognizing expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award. Stock compensation for non-employees is measured at the fair value of the award for each period until the award is fully vested.

The Company reviews the valuation assumptions at each grant date and, as a result, from time to time it will likely change the valuation assumptions it uses to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates at the time, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if conditions change and the management uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimate, stock-based compensation expense could be significantly different from what has been recorded in the current period.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805) — Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). This guidance provides the option for an acquired entity to apply pushdown accounting in its separately issued financial statements when a change-in-control event occurs. This guidance is effective beginning November 18, 2014, and is applicable to change-in-control events occurring after that date or applied to the most recent change-in-control event if financial statements have not yet been issued. The Company does not expect the adoption of ASU 2014-17 to have a material effect upon its financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 214-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim reporting periods beginning on or after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material effect upon its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual and interim reporting periods beginning on or after December 15, 2016, and early adoption is not permitted. ASU 2014-09 permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method, and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Years Ended December 31,
	2014	2013	2012
Net loss	$(14,646)	$(33,717)	$(40,370)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(1,307)

Net loss allocable to common stockholders	$(14,646)	$(33,717)	$(41,677)

Weighted-average shares used in computing net loss per share allocable to common stockholders — basic and diluted	35,709	27,275	18,107

Net loss per share allocable to common stockholders — basic and diluted	$(0.41)	$(1.24)	$(2.30)

The following instruments were excluded from the computation of diluted net loss per common share allocable to common stockholders for the periods presented because their effect would have been antidilutive (in thousands):

	December 31,
	2014	2013	2012
Options to purchase common stock	3,298	2,449	1,791
Warrants to purchase common stock	6,691	7,692	9,009
Series B convertible preferred stock (as converted to common stock)	—	—	3,838
Restricted stock units	63	42	217
Shares issuable related to the ESPP	15	14	11

Total shares	10,067	10,197	14,866

Note 3 — Supplementary Cash Flow Data

Supplemental cash flow information was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cash paid for interest	$—	$—	$3
Cash paid for income taxes	1	1	1
Significant non-cash investing and financing activities:
Purchases of property and equipment through accounts payable	170	193	116
Purchases of property and equipment through accrued liabilities	27	(2)	37
Purchases of property and equipment through trade in value of disposed property and equipment	—	81	—

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$16,932	$—	$—	$16,932

Short-term investments — U.S. Treasury securities	$63,017	$3	$(7)	$63,013	1/2015 — 12/2015

Long-term investments — U.S. Treasury securities	$—	$—	$—	$—

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$15,858	$—	$—	$15,858

Short-term investments — U.S. Treasury securities	$57,564	$7	$(1)	$57,570	1/2014 — 12/2014

Long-term investments — U.S. Treasury securities	$2,502	$—	$—	$2,502	1/2015

As of December 31, 2014 and December 31, 2013, the Company’s U.S. Treasury securities classified as short-term investments had unrealized losses of approximately $7 and $1, respectively. The net unrealized loss at December 31, 2014 was primarily caused by increases in short-term interest rates subsequent to the purchase dates of the related securities. The net unrealized gain at December 31, 2013 was primarily caused by slight decreases in short-term interest rates subsequent to the purchase dates of the related securities. At December 31, 2014 there were no investments that had been in a continuous unrealized loss position for 12 months or longer. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2015 through February 27, 2015 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Interest income	$101	$96	$83

The Company has revised the previously reported disclosure of interest income for the year ended December 2013. The correction had no effect upon the consolidated statement of comprehensive loss amounts.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2014
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$16,932	$—	$—	$16,932
U.S. Treasury securities	63,013	—	—	63,013

Total	$79,945	$—	$—	$79,945

Amounts included in:
Cash and cash equivalents	$16,932	$—	$—	$16,932
Short-term investments	63,013	—	—	63,013
Long-term investments	—	—	—	—

Total	$79,945	$—	$—	$79,945

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2013
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$15,858	$—	$—	$15,858
U.S. Treasury securities	60,072	—	—	60,072

Total	$75,930	$—	$—	$75,930

Amounts included in:
Cash and cash equivalents	$15,858	$—	$—	$15,858
Short-term investments	57,570	—	—	57,570
Long-term investments	2,502	—	—	2,502

Total	$75,930	$—	$—	$75,930

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of December 31, 2014 and 2013, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 6 — Balance Sheet Components

Property and equipment balances were as follows (in thousands):

	December 31,
	2014	2013
Property and equipment, net:
Laboratory equipment	$15,299	$15,317
Computer equipment and software	2,418	2,549
Office equipment, furniture and fixtures	913	1,050
Leasehold improvements	3,334	3,297

	21,964	22,213
Less: Accumulated depreciation and amortization	(20,327)	(20,992)

	$1,637	$1,221

Depreciation expense was $0.5 million, $0.4 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012 respectively.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities were as follows (in thousands):

	December 31,
	2014	2013
Accrued liabilities:
Clinical and preclinical costs	$972	$4,975
Consulting and professional fees	421	697
Bonus	2,665	1,614
Vacation pay	915	778
Other payroll related	110	93
Other accrued expenses	317	115

	$5,400	$8,272

Interest receivable on cash equivalents and investments of $109,000 and $215,000 is included in prepaid and other current assets at December 31, 2014 and 2013, respectively.

Note 7 — Related Parties and Related Party Transactions

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

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, the Company received a non-refundable upfront license fee of $15.0 million in June 2013. Under the Amgen Agreement Amendment, the Company conducted a Phase I pharmacokinetic study intended to support inclusion of Japan in a potential Phase III clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen reimbursed the Company for the costs of this study. In addition, the Company is eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil and royalties on sales of omecamtiv mecarbil in Japan.

In conjunction with the Amgen Agreement Amendment, the Company also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of its common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million, which was received in June 2013. The Company determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was initially deferred and allocated between the license and services based on their relative selling prices using best estimate of selling price. The allocated consideration was recognized as revenue as revenue criteria were satisfied, or as services were performed over approximately 12 months. Pursuant to this agreement, Amgen agreed to certain trading and other restrictions with respect to the Company’s common stock.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determined that the license to the Japan territory granted under the Amgen Agreement Amendment was a separate, non-contingent deliverable under the amendment. The Company determined that the license has stand-alone value based on Amgen’s internal product development capabilities since all relevant manufacturing know-how related to omecamtiv mecarbil was previously delivered to Amgen.

In October 2013, the Company determined that the revenue recognition requirements under ASC 605-10 had been met and accordingly, recognized $17.2 million in license revenue attributable to the Amgen Agreement Amendment in the fourth quarter of 2013. In year ended December 31, 2014, the Company recognized the remaining $0.3 million of the previously deferred consideration attributable to the Amgen Agreement Amendment as research and development revenues from related parties.

Under the Amgen Agreement, as amended, the Company is eligible for additional development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals, and which could total over $350.0 million. Additionally, up to $300.0 million in commercial milestones could be received provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities and therefore none of these milestones was deemed to be substantive. During the period ended December 31, 2014, zero dollars were recognized for milestones achieved under the Amgen Agreement.

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

Revenue from Amgen was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
License revenues from related parties	$—	$17,230	$—
Research and development revenues from related parties:
Reimbursement of internal costs	4,260	2,019	4,174
Reimbursement of other costs	—	—	3
Allocated consideration	278	—	—

Total revenues from Amgen	$4,538	$19,249	$4,177

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Astellas Pharma Inc. (“Astellas”)

Original Astellas Agreement (Non-neuromuscular license)

In June 2013, the Company entered into a license and collaboration agreement with Astellas (the “Original Astellas Agreement”). The primary objective of the collaboration with Astellas is to advance novel therapies for diseases and medical conditions associated with muscle weakness.

Under the Original Astellas Agreement, the Company granted Astellas an exclusive license to co-develop and jointly commercialize CK-2127107, a fast skeletal troponin activator, for potential application in non-neuromuscular indications worldwide. The Company was primarily responsible for the conduct of Phase I clinical trials and certain Phase II readiness activities for CK-2127107 and Astellas was primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

In July 2013, the Company received an upfront, non-refundable license fee of $16.0 million in connection with the execution of the Original Astellas Agreement. Under the agreement, the Company was eligible to potentially receive approximately $25.5 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. The agreement also provided for research and early and late stage development milestone payments based on various research and clinical milestones, including the initiation of certain clinical studies, the submission for approval of a drug candidate to certain regulatory authorities for marketing approval and the commercial launch of collaboration products, and royalties on sales of commercialized products.

At the inception of the Original Astellas Agreement, the Company deferred revenue related to the Original Astellas Agreement in accordance with ASC 605-25. The Company evaluated whether the delivered elements under the arrangement have value on a stand-alone basis. Upfront, non-refundable licensing payments are assessed to determine whether or not the licensee is able to obtain stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue for the license fee is deferred and recognized in conjunction with the other deliverables that constitute the combined unit of accounting.

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model over the initial research term of the Original Astellas Agreement. During the year ended December 31, 2014, the Company recorded $9.8 million in license revenue based on the proportional performance model. As of December 31, 2014, the Company has recognized $13.7 million of the $16.0 million upfront license fee as license revenue, and has $2.3 million of deferred license revenue under the Original Astellas Agreement.

Pursuant to the Original Astellas Agreement, the Company has recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the year ended December 31, 2014, the Company recorded research and development revenue from Astellas of $8.9 million related to the reimbursement of internal costs and $6.5 million related to the reimbursement of other costs.

Amended Astellas Agreement (Expansion to include neuromuscular indications)

On December 22, 2014, the Company entered into an amended and restated license and collaboration agreement with Astellas (the “Amended Astellas Agreement”). This agreement superseded the Original Astellas

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement. The Amended Astellas Agreement expanded the objective of the collaboration of advancing novel therapies for diseases and medical conditions associated with muscle weakness to include SMA and potentially other neuromuscular indications, in addition to the non-neuromuscular indications provided for in the Original Astellas Agreement. Under the terms of the Amended Astellas Agreement, we received a non-refundable upfront license fee of $30.0 million in January 2015. Concurrently, the Company received $15.0 million as a milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase II clinical development. The Company is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the next two years of the collaboration. Under the Amended Astellas Agreement, the Company plans to conduct the initial Phase II clinical trial of CK-2127107 in patients with SMA. In addition, the Company is entitled to receive additional pre-commercialization milestone payments related to the development of CK-2127107 in neuromuscular indications, and royalties on sales of CK-2127107 in neuromuscular indications.

The Company determined that the license and the research and development services relating to the Amended Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue over the initial research term of the Amended Astellas Agreement using the proportional performance model. As of December 31, 2014, the Company has recognized zero of the $30.0 million upfront license fee as license revenue and deferred the entire amount.

The Company believes that each of the milestones related to research and early development under the Amended Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance and each milestone will result in additional payments to the Company. During the period ended December 31, 2014, $17.0 million was recognized as milestone revenue for early development under this agreement. The Company is eligible to receive up to $2.0 million in research milestone payments for each future collaboration product candidate.

The achievement of each of the late stage development milestones and the commercialization milestones are dependent solely upon the results of Astellas’ development activities and therefore these milestones were not deemed to be substantive.

Under the Amended Astellas Agreement, additional research and early and late state development milestone payments which are based on various research and clinical milestones, including the initiation of certain clinical studies, the submission for approval of a drug candidate to certain regulatory authorities for marketing approval and the commercial launch of collaboration products could total over $600.0 million, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million related to CK-2127107 in each of SMA and other neuromuscular indications. Additionally, $200.0 million in commercial milestones could be received under the Amended Astellas Agreement provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could become due.

In the event Astellas commercializes any collaboration products, the Company will receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. Under the Amended Astellas Agreement, Cytokinetics retains an option to co-promote collaboration products containing fast skeletal muscle activators for neuromuscular indications in the U.S., Canada and Europe, in addition to its option to co-promote other collaboration products in the U.S. and Canada as provided for in the Original Astellas Agreement. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities. The Amended

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Astellas Agreement also provides for Cytokinetics to lead certain activities relating to the commercialization of collaboration products for neuromuscular indications in the U.S., Canada and Europe under particular scenarios.

In conjunction with the Amended Astellas Agreement, the Company also entered into a common stock purchase agreement which provided for the sale of 2,040,816 shares of its common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million which was received in December 2014. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to the Company’s common stock. The Company determined the fair value of the stock issued to Astellas to be $9.1 million. The excess of cash received over fair value of $0.9 million was deferred along with the license and research and development services. Allocated consideration will be recognized as revenue for the single unit of accounting above, as services are performed following the proportional performance model over the initial research term of the Amended Astellas Agreement.

Following the common stock purchase, Astellas was determined to be a related party. As such, all revenue earned following the common stock purchase will be classified as related party revenue.

Research and development revenue from Astellas was as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Research and development revenues with related parties:
Research and development milestone fees	$15,000	—
Research and development revenues:
Reimbursement of internal costs	8,939	3,285
Reimbursement of other costs	6,452	3,130
Research and development milestone fees	2,000	—

Total research and development revenue from Astellas	$32,391	$6,415

At December 31, 2014, the Company had $33.6 million of deferred revenue under the Amended Astellas Agreement, reflecting the unrecognized portion of the license revenue and prepayment on expenses expected to be incurred in the first quarter of 2015.

Note 8 — Other Research and Development Revenue Arrangements

Grants

In 2010, the National Institute of Neurological Disorders and Strokes (“NINDS”) awarded to the Company a $2.8 million grant to support research and development of tirasemtiv directed to the potential treatment for myasthenia gravis for a period of up to three years. In September 2012, the NINDS awarded to us an additional $0.5 million under a separate grant. Management determined that the Company was the principal participant in the grant arrangements, and, accordingly, the Company recorded amounts earned under the arrangements as revenue. The grants were completed in June 2013.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total grant revenues were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
NINDS myasthenia gravis	$—	$69	$1,308
Other grant revenue	75	25	—

Total grant revenue	$75	$94	$1,308

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

Research and development revenue from Global Blood was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Expense reimbursements from Global Blood	$—	$14	$1,479

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

Research and development revenue from MyoKardia was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Research and development milestone fees	$100	$—	$—
Expense reimbursements from MyoKardia	—	1,024	595

Research and development revenue from Myokardia	$100	$1,024	$595

Note 9 — Debt

In April 2006, the Company entered into an equipment financing agreement with GE Capital. As of December 31, 2011, the balance of equipment loans outstanding under this line was $152,000. The Company

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repaid the remaining outstanding equipment financing debt in March 2012 and no further funds are available under this line of credit.

Interest Expense

Total interest expense incurred by the Company was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Interest expense	$—	$—	$3

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

Rent expense was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Rent expense	$3,338	$3,306	$3,375

As of December 31, 2014, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2015	$3,390
2016	3,504
2017	3,626
2018	1,860
2019	—
Thereafter	—

Total	$12,380

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2014, the Company filed a lawsuit alleging fraudulent inducement, breach of contract and negligence on the part of a data management vendor for a clinical trial. The Company is seeking monetary damages. As this is a contingency that may result in a gain, no provision has been made in the financial statements.

Note 11 — Convertible Preferred Stock

As of December 31, 2010 there were 10,000,000 shares of preferred stock authorized and no shares outstanding.

On April 18, 2011, the Company entered into a securities purchase agreement (the “Deerfield Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”). On April 20, 2011, pursuant to the Deerfield Agreement, the Company issued to Deerfield 8,070 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share for net proceeds of approximately $9.3 million, as well as common stock and warrants that are discussed in Note 12 — Stockholders’ Equity.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2014 there were 10,000,000 shares of preferred stock authorized and no shares outstanding.

Note 12 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

In 2014, the Company reclassified insignificant amounts of unrealized gains (losses) in investments out of accumulated other comprehensive income into net loss.

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

Common Stock Outstanding

On April 20, 2011, pursuant to the Deerfield Agreement, the Company issued to Deerfield (i) 883,333 shares of common stock for a purchase price of $9.00 per share, (ii) 8,070 shares of Series A Preferred Stock for a purchase price of $1,500.00 per share, and (iii) warrants to purchase 1,114,168 shares of the Company’s common stock at an initial exercise price of $9.90 per share, for aggregate gross proceeds of approximately $20.1 million. After issuance costs of approximately $0.2 million, the net proceeds were approximately $19.9 million.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2011, the Company entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company sold, through December 31, 2014, 2,397,278 shares of common stock through MLV for net proceeds of approximately $15.2 million.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2014, the Company closed an underwritten public offering for the issuance and sale of 5,031,250 shares of its common stock. The gross public offering proceeds were approximately $40.3 million. The net proceeds from the sale of the shares were approximately $37.5 million, after deducting the underwriting discount and offering expenses.

In December 2014, the Company also entered into a common stock purchase agreement which provided for the sale of 2,040,816 shares of its common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million, which was received in December 2014.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2013, warrants to purchase 1,000 shares of the Company’s common stock at an exercise price of $5.28 per share were cash exercised in accordance with the June 2012 Public Offerings underwriting agreements.

In April 2013, the Company issued 358,460 shares of common stock related to cashless exercises of warrants in accordance with the June 2012 Public Offerings.

Outstanding warrants as of December 31, 2014 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued 4/20/2011	1,114,168	$9.90	04/20/15
Issued 6/25/2012	5,576,928	$5.28	06/25/17

Stock Option Plans

2004 Plan

In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, stock performance units and stock performance shares to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options and may be granted for terms of up to ten years from the date of grant. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. At the May 2013 Annual Meeting of Stockholders, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 2,000,000. As of December 31, 2014, there were 1,270,478 shares of common stock reserved for issuance under the 2004 Plan.

1997 Plan

In 1997, the Company adopted the 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1997 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Nonstatutory stock options may be granted to Company employees and consultants. Options under the Plan may be granted for terms of up to ten years from the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option and nonstatutory stock option shall not be less than 100% and 85% of the estimated fair market value of the shares on the date of grant, respectively, and (ii) with respect to any 10% stockholder, the exercise price of an incentive stock option or nonstatutory stock option shall not be less than 110% of the estimated fair market value of the shares on the date of grant and the term of the grant shall not exceed five years. Options may be exercisable immediately and are subject to repurchase options held by the Company which lapse over a maximum period of ten years at such times and under such conditions as determined by the Board of Directors. Options granted under the 1997 Plan generally vested over four or five years (generally 25% after one year and monthly thereafter). As of December 31, 2014, the Company had reserved no shares of common stock for issuance related to options outstanding under the 1997 Plan, and there were no shares available for future grants under the 1997 Plan.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the two stock option plans was as follows:

	Shares Available for Grant of Option or Award	Stock Options Outstanding	Weighted Average Exercise Price per Share - Stock Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2011	585,476	1,598,408	21.93
Increase in authorized shares	416,667	—	—
Options granted	(403,108)	403,108	6.14
Options forfeited/expired	210,989	(210,989)	17.00
Restricted stock units forfeited	68,702	—	—

Balance at December 31, 2012	878,726	1,790,527	18.96
Increase in authorized shares	2,000,000	—	—
Options granted	(797,629)	797,629	5.95
Restricted stock units granted	(41,661)	—	—
Options exercised	—	(21,397)	5.32
Options forfeited/expired	117,394	(117,394)	12.55
Restricted stock units forfeited	4,999	—	—

Balance at December 31, 2013	2,161,829	2,449,365	$15.15
Options granted	(944,831)	944,831	8.80
Restricted stock units granted	(43,500)	—	—
Options exercised	—	(390)	6.00
Options forfeited/expired	95,980	(95,980)	39.74
Restricted stock units forfeited	1,000	—	—

Balance at December 31, 2014	1,270,478	3,297,826	$12.62	6.79	$2,657

Exercisable at December 31, 2014		2,140,754	$15.17	5.76	$1,553
Vested and expected to vest as of December 31, 2014		3,277,489	$12.64	6.78	$2,642

Total intrinsic value of stock options exercised was $1,000, $107,000, and zero during the years ended December 31, 2014, 2013 and 2012, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2014 and the exercise price of shares. The market value as of December 31, 2014 was $8.01 per share as reported by NASDAQ. The weighted average grant date fair value of stock options granted was $6.01, $3.85 and $3.89 per share during the years ended December 31, 2014, 2013 and 2012, respectively.

The number of option shares vested was 601,647, 457,465 and 348,693 in 2014, 2013 and 2012, respectively. The grant date fair value of option shares vested was $3.0 million, $2.3 million and $2.4 million in 2014, 2013 and 2012, respectively. The Company has revised the previously reported disclosures of option shares vested and grant date fair value of option shares vested for the years ended December 31, 2013 and December 31, 2012. The corrections had no effect upon the statements of comprehensive loss amounts.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2011	517,535	$6.78
Restricted stock units vested	(231,935)	6.78
Restricted stock units forfeited	(68,702)	6.78

Restricted stock units outstanding at December 31, 2012	216,898	6.78
Restricted stock units granted	41,661	6.00
Restricted stock units vested	(211,897)	6.78
Restricted stock units forfeited	(4,999)	6.78

Unvested restricted stock units outstanding at December 31, 2013	41,663	6.00
Restricted stock units granted	43,500	9.65
Restricted stock units vested	(20,833)	6.00
Restricted stock units forfeited	(1,000)	6.00

Unvested restricted stock units outstanding at December 31, 2014	63,330	$8.51

The grant date fair value of restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $1.4 million and $1.6 million, respectively. The Company measures compensation expense for restricted stock units at fair value on the grant date and recognizes the expense over the expected vesting period. The fair value for restricted stock units is based on the closing price of the Company’s common stock on the grant date. Unvested restricted stock awards are subject to repurchase at no cost to the Company.

Stock-Based Compensation

The Company applies the accounting guidance for stock compensation, which establishes accounting for share-based payment awards made to employees, non-employees and directors, including employee stock options and employee stock purchases. Under this guidance, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award.

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock unit, and employee stock purchases (in thousands):

	Years Ended December 31,
	2014	2013	2012
Research and development	$1,361	$1,538	$1,801
General and administrative	1,969	2,059	1,982

Stock-based compensation included in operating expenses	$3,330	$3,597	$3,783

Employee Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to determine the fair value of stock option grants to employees and directors and employee stock purchase plan shares. The key input assumptions used to estimate fair value of these awards include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected dividend yield, if any.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Employee Stock Options	ESPP	Employee Stock Options	ESPP	Employee Stock Options	ESPP
Risk-free interest rate	1.9%	0.2%	1.1%	0.2%	1.1%	0.2%
Volatility	77.1%	86.0%	73.2%	74.6%	71.1%	72.0%
Expected term in years	6.30	1.25	6.20	1.25	6.13	1.25
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

As of December 31, 2014, there was $5.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.52 years and $0.3 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 0.83 years.

Non-employee Stock-Based Compensation

The Company records stock option grants to non-employees, excluding directors, at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest.

There were no stock option grants to non-employees in the years ended December 31, 2014, 2013 or 2012. When terminating, if employees continue to provide service to the Company as consultants and their grants are permitted to continue to vest, the expense associated with the continued vesting of the related stock options is classified as non-employee stock compensation expense after the status change.

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $50,000, $104,000, and $56,000 in 2014, 2013 and 2012, respectively.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP

In January 2004, the Board of Directors adopted the ESPP, which was approved by the stockholders in February 2004. Under the ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. The Company issued 19,726, 14,985 and 15,010 shares of common stock during 2014, 2013 and 2012, respectively, pursuant to the ESPP at an average price of $3.38, $3.66 and $4.32 per share, in 2014, 2013 and 2012, respectively. At December 31, 2014 the Company had 170,170 shares of common stock reserved for issuance under the ESPP.

Note 13 — Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. The Company did not record an income tax provision in the years ended December 31, 2014, 2013, or 2012 because the Company had a net taxable loss in the period.

For financial statement purposes, loss before taxes includes the following components (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$(14,646)	$(33,717)	$(40,370)
Foreign	—	—	—

Total	$(14,646)	$(33,717)	$(40,370)

The Company recorded the following income tax provision as follows (in thousands):

Years Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2014	2013	2012
Deferred tax assets:
Depreciation and amortization	$780	$918	$1,024
Capitalized R&D	15,176	20,702	4,932
Reserves and accruals	6,217	4,946	5,101
Net operating losses	148,184	144,254	153,193
Tax credits	34,543	33,043	25,943

Total deferred tax assets	204,900	203,863	190,193
Less: Valuation allowance	(204,900)	(203,863)	(190,193)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting the Company’s future results, the Company maintained a full valuation allowance on the net deferred tax assets as of December 31, 2014, 2013 and 2013. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $1.0 million in 2014, $13.7 million in 2013 and $21.1 million in 2012.

As a result of certain realization requirements of accounting guidance for stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2014, 2013 and 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Approximately $1.9 million of Federal and California net operating losses are related to tax stock option deductions in excess of book deductions. This amount will be credited to stockholders’ equity when it is realized.

The following are the Company’s valuation and qualifying accounts (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2012:
Deferred tax valuation allowance	$169,107	$21,086	—	—	$190,193
Year Ended December 31, 2013:
Deferred tax valuation allowance	$190,193	$13,670	—	—	$203,863
Year Ended December 31, 2014:
Deferred tax valuation allowance	$203,863	$1,037	—	—	$204,900

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2014	2013	2012
Tax at federal statutory tax rate	(34)%	(34)%	(34)%
State income tax, net of federal tax benefit	(1)%	(4)%	(6)%
State Apportionment	28%	7%	0%
Tax credits (net)	(7)%	(14)%	(19)%
Deferred tax assets (utilized) not benefited	7%	41%	56%
Stock-based compensation	5%	2%	0%
NOL Expiration	2%	1%	2%
Other	0%	1%	1%

Total	0%	0%	0%

The Company had federal net operating loss carryforwards of approximately $386.8 million and apportioned state net operating loss carryforwards of approximately $285.7 million before federal benefit at December 31, 2014. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2020 and 2015, respectively. The net operating loss carryforwards include deductions for stock options.

The Company had general business credit of approximately $30.8 million and $13.3 million for federal and state income tax purposes, respectively, at December 31, 2014. Amounts are comprised of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely. Since its filing of its 2011 tax return, the Company has claimed the orphan drug credit. For qualifying expenses, the orphan drug credit offers an increased benefit relative to the research and development credit taken in years prior.

As required by California state law, the Company apportions income to California based on a “market-based” sourcing approach. Accordingly, the Company’s California apportionment formula is sensitive to changes in the source of the Company’s mix of revenue. As a result of agreements in place in 2013, the Company adjusted deferred tax assets to reflect these changes.

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. The Company has performed a section 382 analysis for the year ended December 31, 2014 and has not experienced an ownership change since 2006. A portion of the Company’s existing net operating losses and tax credits are subject to limitations arising from previous ownership changes. Future changes in the Company’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

Section 59(e) of the Internal Revenue Code allows a Company to capitalize R&D expenses. The Company elected to capitalize R&D expenses on its 2012 and 2013 tax returns after completing a reverse stock split in the second quarter of 2013. For 2014, the Company anticipates foregoing the election in its 2014 tax return as they do not anticipate an ownership change under Section 382.

The Company follows the accounting guidance that prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The significant jurisdictions in which the Company files income tax returns are the United States and California. For jurisdictions in which tax filings are made, the Company is subject to income tax examination for all fiscal years since inception. The IRS’s Large Business and International Division concluded its audit of the 2009 tax year with no material adjustments. However, in general, the statute of limitations for tax liabilities for all years remains open for the purpose of adjusting the amounts of the losses and credits carried forward from those years.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (“UTBs”) (in thousands):

	Federal and State Tax	Federal Tax Benefit of State Income Tax UTBs	Unrecognized Income Tax Benefits - Net of Federal Benefit of State UTBs
Unrecognized tax benefits balance at December 31, 2012	$5,340	$1,158	$4,182
Addition for tax positions of prior years	24	8	16
Addition for tax positions related to the current year	807	43	764

Unrecognized tax benefits balance at December 31, 2013	6,171	1,209	4,962
Reductions for tax positions of prior years	(85)	(29)	(56)
Addition for tax positions related to the current year	188	10	178

Unrecognized tax benefits balance at December 31, 2014	$6,274	$1,190	$5,084

Included in the balance of unrecognized tax benefits as of December 31, 2014, 2013 and 2012 are $5.1 million, $5.0 million and $4.2 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during 2014, 2013 or 2012. The Company does not expect its unrecognized tax benefit to change materially over the next twelve months.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Interest and Other, Net

Components of Interest and Other, Net were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Interest income and other income	$108	$98	$89
Interest expense and other expense	—	79	(2)

Interest and Other, net	$108	$177	$87

Interest income and other income in all periods primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Interest expense and other expense in 2013 consisted solely of net gains realized upon disposal of equipment. Interest expense and other expense in 2012 primarily consisted of interest expense on borrowings under equipment financing lines.

Note 15 — Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Total revenues	$7,979	$7,788	$9,415	$21,758
Net income (loss)	(8,744)	(8,374)	(5,971)	8,443
Net income (loss) allocable to common stockholders	(8,744)	(8,374)	(5,971)	8,443
Net income (loss) per share allocable to common stockholders — basic and diluted	$(0.27)	$(0.23)	$(0.16)	$0.23
2013
Total revenues	$821	$1,009	$4,469	$24,349
Net income (loss)	(12,619)	(15,041)	(12,588)	6,531
Net income (loss) allocable to common stockholders	(12,619)	(15,041)	(12,588)	6,531
Net income (loss) per share allocable to common stockholders — basic	$(0.53)	$(0.58)	$(0.43)	$0.22
Net income (loss) per share allocable to common stockholders — diluted	$(0.53)	$(0.58)	$(0.43)	$0.21

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

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors” and “Executive Officers.”

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	2,139,534	$15.17	1,440,648	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	2,139,534	$15.17	1,440,648

(1)	Includes 170,170 shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

      (1) Financial Statements (included in Part II of this report):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Comprehensive Loss

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules:

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

      (3) Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	000-50633	April 18, 2011	4.5

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	000-50633	June 20, 2012	4.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.	8-K	000-50633	April 18, 2011	10.68

4.4	Form of Common Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.4

4.5	Form of Preferred Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.5

4.6	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.7	Form of Common Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.4

4.8	Form of Preferred Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.5

10.1	1997 Stock Option/Stock Issuance Plan	S-1	333-112261	January 27, 2004	10.2

10.2	2004 Equity Incentive Plan, as amended	10-Q	000-50633	August 7, 2013	10.2

10.3	2004 Employee Stock Purchase Plan	10-Q	000-50633	August 7, 2013	10.3

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.	S-1	333-112261	April 29, 2004	10.5

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.	S-1	333-112261	January 27, 2004	10.6

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.7

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.8

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.9

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.10

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen.	S-1	333-112261	January 27, 2004	10.11

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership	S-1	333-112261	January 27, 2004	10.12

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.13

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.14

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.15

*10.15	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2007	10.63

10.16	Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.	8-K	000-50633	October 15, 2007	10.66

10.17	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	10-Q	000-50633	August 5, 2008	10.1

*10.18	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.	8-K	000-50633	April 2, 2008	10.66

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.19	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum.	10-Q	000-50633	August 5, 2008	10.69

10.20	Form of Executive Employment Agreement between the Company and its executive officers.	10-Q	000-50633	August 5, 2008	10.68

*10.21	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.62

*10.22	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.63

*10.23	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.65

*10.24	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.67

10.25	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.	10-K	000-50633	March 12, 2009	10.68

10.26	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership.	10-K	000-50633	March 11, 2011	10.65

*10.27	Amendment No. 5, dated November 1, 2011, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 11, 2011	10.66

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.28	Securities Purchase Agreement, dated April 18, 2011, between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.	8-K	000-50633	April 18, 2011	10.67

10.29	At the Market Issuance Sales Agreement, dated June 10, 2011, between the Company and McNicoll, Lewis & Vlak LLC.	8-K	000-50633	June 13, 2011	10.68

*10.30	Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.	10-K	000-50633	March 13, 2012	10.42

*10.31	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.	10-Q	000-50633	May 4, 2012	10.43

*10.32	Amendment No. 2, dated October 30, 2012 to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.	10-K	000-50633	March 15, 2013	10.44

10.33	Compensation Information for the Company’s Named Executive Officers.	8-K	000-50633	March 2, 2015	10.1

10.34	Form of Option Agreement.	10-K	000-50633	March 15, 2013	10.46

10.35	Form of Restricted Stock Unit Award Agreement.	10-K	000-50633	March 15, 2013	10.47

10.36	Common Stock Purchase Agreement dated June 11, 2013, by and between the Company and Amgen, Inc.	8-K	000-50633	June 12, 2013	10.48

*10.37	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen, Inc.	10-Q	000-50633	August 7, 2013	10.46

10.38	Form of Executive Employment Agreement between the Company and its executive officers.	10-K	000-50633	March 7, 2014	10.39

10.39	Common Stock Purchase Agreement by and between the Company and Astellas Pharma Inc. dated December 22, 2014.	8-K	000-50633	December 23, 2014	10.46

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

*10.40	Amended and Restated License and Collaboration Agreement, dated December 22, 2014, by and between the Company and Astellas Pharma Inc.					X

23.1	Consent of Independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature page to this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Dated: March 6, 2015

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

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2015

/s/ SHARON A. BARBARI Sharon A. Barbari	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Executive)	March 6, 2015

/s/ L. PATRICK GAGE, PH.D. L. Patrick Gage, Ph.D.	Chairman of the Board of Directors	March 6, 2015

/s/ SANTO J. COSTA Santo J. Costa	Director	March 6, 2015

/s/ DENISE M. GILBERT, PH.D. Denise M. Gilbert, Ph.D.	Director	March 6, 2015

/s/ JOHN T. HENDERSON, M.B. CH.B. John T. Henderson, M.B. Ch.B.	Director	March 6, 2015

/s/ B. LYNNE PARSHALL, ESQ. B. Lynne Parshall, Esq.	Director	March 6, 2015

/s/ SANDFORD D. SMITH Sandford D. Smith	Director	March 6, 2015

/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director	March 6, 2015

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	000-50633	April 18, 2011	4.5

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	000-50633	June 20, 2012	4.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.	8-K	000-50633	April 18, 2011	10.68

4.4	Form of Common Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.4

4.5	Form of Preferred Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.5

4.6	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.7	Form of Common Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.4

4.8	Form of Preferred Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.5

10.1	1997 Stock Option/Stock Issuance Plan	S-1	333-112261	January 27, 2004	10.2

10.2	2004 Equity Incentive Plan, as amended	10-Q	000-50633	August 7, 2013	10.2

10.3	2004 Employee Stock Purchase Plan	10-Q	000-50633	August 7, 2013	10.3

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.	S-1	333-112261	January 27, 2004	10.5

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC.	S-1	333-112261	January 27, 2004	10.6

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.7

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.8

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.9

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.10

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen.	S-1	333-112261	January 27, 2004	10.11

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership	S-1	333-112261	January 27, 2004	10.12

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.13

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.14

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.15

*10.15	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2007	10.63

10.16	Common Stock Purchase Agreement, dated October 15, 2007, by and between the Company and Kingsbridge Capital Limited.	8-K	000-50633	October 15, 2007	10.66

10.17	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	10-Q	000-50633	August 5, 2008	10.1

*10.18	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James. H. Sabry.	8-K	000-50633	April 2, 2008	10.66

10.19	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.20	Form of Executive Employment Agreement between the Company and its executive officers.	10-Q	000-50633	August 5, 2008	10.68

*10.21	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.62

*10.22	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.63

*10.23	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.65

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

*10.24	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.67

10.25	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements.	10-K	000-50633	March 12, 2009	10.68

10.26	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership.	10-K	000-50633	March 11, 2011	10.65

*10.27	Amendment No. 5, dated November 1, 2011, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 11, 2011	10.66

10.28	Securities Purchase Agreement, dated April 18, 2011, between the Company and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited.	8-K	000-50633	April 18, 2011	10.67

10.29	At the Market Issuance Sales Agreement, dated June 10, 2011, between the Company and McNicoll, Lewis & Vlak LLC.	8-K	000-50633	June 13, 2011	10.68

*10.30	Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.	10-K	000-50633	March 13, 2012	10.42

*10.31	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.	10-Q	000-50633	May 4, 2012	10.43

*10.32	Amendment No. 2, dated October 30, 2012 to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011.	10-K	000-50633	March 15, 2013	10.44

10.33	Compensation Information for the Company’s Named Executive Officers.	8-K	000-50633	March 2, 2015	10.1

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.34	Form of Option Agreement.	10-K	000-50633	March 15, 2013	10.46

10.35	Form of Restricted Stock Unit Award Agreement.	10-K	000-50633	March 15, 2013	10.47

10.36	Common Stock Purchase Agreement dated June 11, 2013, by and between the Company and Amgen, Inc.	8-K	000-50633	June 12, 2013	10.48

*10.37	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen, Inc.	10-Q	000-50633	August 7, 2013	10.46

10.38	Form of Executive Employment Agreement between the Company and its executive officers.	10-K	000-50633	March 7, 2014	10.39

10.39	Common Stock Purchase Agreement by and between the Company and Astellas Pharma Inc. dated December 22, 2014.	8-K	000-50633	December 23, 2014	10.46

*10.40	Amended and Restated License and Collaboration Agreement, dated December 22, 2014, by and between the Company and Astellas Pharma Inc.					X

23.1	Consent of Independent registered public accounting firm.					X

24.1	Power of Attorney (included in the signature page to this report).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document.					X

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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