Form 10-Q
period 2015-03-31
CYTOKINETICS INC
filed 2015-05-04
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Number of shares of common stock, $0.001 par value, outstanding as of April 28, 2015: 38,717,139

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,546	$20,215
Short-term investments	85,322	63,013
Related party accounts receivable	970	46,646
Prepaid and other current assets	1,972	1,257

Total current assets	110,810	131,131
Property and equipment, net	1,551	1,637
Long-term investments	9,653	—
Other assets	200	200

Total assets	$122,214	$132,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,392	$1,361
Accrued liabilities	3,981	5,400
Deferred revenue, current	19,942	17,042
Short-term portion of deferred rent	70	52

Total current liabilities	25,385	23,855
Deferred revenue, non-current	12,211	16,558
Long-term portion of deferred rent	466	491

Total liabilities	38,062	40,904

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 38,716,905 shares at March 31, 2015 and 38,659,738 shares at December 31, 2014	39	39
Additional paid-in capital	590,234	589,272
Accumulated other comprehensive loss	(6)	(4)
Accumulated deficit	(506,115)	(497,243)

Total stockholders’ equity	84,152	92,064

Total liabilities and stockholders’ equity	$122,214	$132,968

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Research and development revenues from related parties	$2,791	$665
Research and development, grant and other revenues	—	5,232
License revenues from related parties	1,623	—
License revenues	—	2,082

Total revenues	4,414	7,979

Operating expenses:
Research and development	8,956	12,490
General and administrative	4,367	4,259

Total operating expenses	13,323	16,749

Operating loss	(8,909)	(8,770)
Interest and other, net	37	26

Loss before income taxes	(8,872)	(8,744)
Income tax benefit	—	—

Net loss	$(8,872)	$(8,744)

Net loss per share basic and diluted	$(0.23)	$(0.27)

Weighted-average number of shares used in computing net loss per share — basic and diluted	38,675	32,985

Other comprehensive gain (loss):
Unrealized gains (losses) on available-for-sale securities, net	(1)	6

Comprehensive loss	$(8,873)	$(8,738)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(8,872)	$(8,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	145	105
Stock-based compensation	896	694
Changes in operating assets and liabilities:
Related party accounts receivable	45,676	(2,111)
Prepaid and other assets	(716)	(60)
Accounts payable	95	(2,113)
Accrued and other liabilities	(1,418)	(560)
Related party payables and accrued liabilities		—
Deferred revenue	(1,447)	(5,033)

Net cash provided by (used in) operating activities	34,359	(17,822)

Cash flows from investing activities:
Purchases of investments	(49,840)	(55,470)
Proceeds from sales and maturities of investments	17,877	26,943
Purchases of property and equipment	(130)	(333)

Net cash used in investing activities	(32,093)	(28,860)

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	—	39,869
Proceeds(payments) from stock based award activities and warrants, net	65	(89)

Net cash provided by financing activities	65	39,780

Net increase (decrease) in cash and cash equivalents	2,331	(6,902)
Cash and cash equivalents, beginning of period	20,215	20,158

Cash and cash equivalents, end of period	$22,546	$13,256

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Summary of Significant Accounting Policies

Overview

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions.

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $506.1 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $8.9 million and net cash provided by operations of $34.4 million for the three months ended March 31, 2015. Cash, cash equivalents and investments increased from $83.2 million at December 31, 2014 to $117.5 million at March 31, 2015, principally due to the receipt of $45.0 million from Astellas in January 2015, partially offset by the use of cash to fund operations. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at March 31, 2015 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at March 31, 2015, and the results of operations for the three months ended March 31, 2015 and the cash flows for the three months ended March 31, 2015. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 6, 2015.

Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2015 was equal to net loss adjusted for unrealized gains and losses on investments.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 to have a material effect upon its financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810). ASU 2015-02 improves targeted areas of the consolidation guidance and reduces the number of consolidation models. ASU 2015-02 is effective for annual and interim periods beginning on or after December 15, 2015 and early adoption is permitted. The Company does not expect the adoption of ASU 2015-02 to have a material effect upon its financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 214-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim reporting periods beginning on or after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material effect upon its financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In April 2015, the FASB decided to defer the effective date of ASU 2014-09 by one year. ASU 2014-09 is effective for annual and interim reporting periods beginning on or after December 15, 2017, and early adoption is permitted, but not before the original public entity effective date of annual periods beginning after December 31, 2016. ASU 2014-09 permits the use of two transition methods, either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method, and is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

Note 2 — Net Loss Per Share

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

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(8,872)	$(8,744)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share) — basic and diluted	38,675	32,985

Net loss per share — basic and diluted	$(0.23)	$(0.27)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Options to purchase common stock	4,556	3,249
Warrants to purchase common stock	6,691	7,691
Restricted stock units	73	64
Shares issuable related to the ESPP	36	31

Total shares	11,356	11,035

Note 3 — Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash paid for income taxes	$1	$—
Significant non-cash investing and financing activities:
Purchases of property and equipment through accounts payable	63	(93)
Purchases of property and equipment through accrued liabilities	8	33

Note 4 — Related Party Research and Development Arrangements

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

In March 2015, Amgen and the Company agreed to extend the term of the research program through December 2015. Under the amended Amgen Agreement, the Company is entitled to receive reimbursements of internal costs of certain full-time employee equivalents during 2015, as well as potential additional milestone payments related to the research activities.

Under the Amgen Agreement, as amended, the Company is eligible to receive over $350.0 million in development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments would become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities and therefore none of these milestones was deemed to be substantive. During the three months ended March 31, 2015, no revenues were recognized for milestones achieved under the Amgen Agreement.

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

Pursuant to the Amgen Agreement, the Company has recognized research and development revenue from Amgen for reimbursements of internal costs of certain full-time employee equivalents, supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and of other costs related to that research program. These reimbursements are recorded as research and development revenues from related parties.

Revenue from Amgen was as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Research and development revenues from related parties
Reimbursement of internal costs	$688	$665

Total revenues from Amgen	$688	$665

Related party accounts receivable from Amgen were as follows (in thousands):

	March 31, 2015	December 31, 2014
Related party accounts receivable — Amgen	$948	$1,642

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

In July 2013, the Company received an upfront, non-refundable license fee of $16.0 million in connection with the execution of the Original Astellas Agreement. Under the agreement, the Company was eligible to potentially receive approximately $25.4 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. The agreement also provided for research and early and late stage development milestone payments based on various research and clinical milestones, including the initiation of certain clinical studies, the submission for approval of a drug candidate to certain regulatory authorities for marketing approval and the commercial launch of collaboration products, and royalties on sales of commercialized products.

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

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model over the initial research term of the Original Astellas Agreement. During the three months ended March 31, 2015, the Company recorded $1.2 million in license revenue based on the proportional performance model. As of March 31, 2015, the Company has recognized $14.9 million of the $16.0 million upfront license fee as license revenue, and has $1.1 million of deferred license revenue under the Original Astellas Agreement.

Pursuant to the Original Astellas Agreement, the Company has recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the three months ended March 31, 2015, the Company recorded research and development revenue from Astellas of $0.8 million related to the reimbursement of internal costs and $1.1 million related to the reimbursement of other costs.

Amended Astellas Agreement (Expansion to include neuromuscular indications)

On December 22, 2014, the Company entered into an amended and restated license and collaboration agreement with Astellas (the “Amended Astellas Agreement”). This agreement superseded the Original Astellas Agreement. The Amended Astellas Agreement expanded the objective of the collaboration of advancing novel therapies for diseases and medical conditions associated with muscle weakness to include spinal muscular atrophy (SMA) and potentially other neuromuscular indications, in addition to the non-neuromuscular indications provided for in the Original Astellas Agreement. Under the terms of the Amended Astellas Agreement, we received a non-refundable upfront license fee of $30.0 million in January 2015. Concurrently, the Company received $15.0 million as a milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase II clinical development. The Company is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities through December 2016. Under the Amended Astellas Agreement, the Company plans to conduct the initial Phase II clinical trial of CK-2127107 in patients with SMA. In addition, the Company is entitled to receive additional pre-commercialization milestone payments related to the development of CK-2127107 in neuromuscular indications, and royalties on sales of CK-2127107 in neuromuscular indications.

The Company determined that the license and the research and development services relating to the Amended Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue over the initial research term of the Amended Astellas Agreement using the proportional performance model. As of March 31, 2015, the Company has recognized $0.4 million of the $30.0 million upfront license fee as license revenue and deferred the remaining amount.

The Company believes that each of the milestones related to research and early development under the Amended Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance and each milestone will result in additional payments to the Company. During the three months ended March 31, 2015, no milestone revenue for early development was recognized under this agreement. The Company is eligible to receive up to $2.0 million in research milestone payments for each future collaboration product candidate.

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

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Research and development revenues with related parties:
Reimbursement of internal costs	$909	$—
Reimbursement of other costs	1,194	—
Research and development revenues:
Reimbursement of internal costs	—	1,720
Reimbursement of other costs	—	1,467
Research and development milestone fees	—	2,000

Total research and development revenue from Astellas	$2,103	$5,187

Related party accounts receivable from Astellas were as follows (in thousands):

	March 31, 2015	December 31, 2014
Related party accounts receivable — Astellas	$4	$45,000

At March 31, 2015, the Company had $32.2 million of deferred revenue under the Amended Astellas Agreement, reflecting the unrecognized portion of the license revenue and prepayment on expenses expected to be incurred in the second quarter of 2015.

Note 5 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$20,436	$—	$—	$20,436

Short-term investments — U.S. Treasury securities	$85,322	$1	$(1)	$85,322	4/2015-12/2015

Long-term investments — U.S. Treasury securities	$9,659	$—	$(6)	$9,653	4/2016-6/2016

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$16,932	$—	$—	$16,932

Short-term investments — U.S. Treasury securities	$63,017	$3	$(7)	$63,013	1/2015-12/2015

Long-term investments — U.S. Treasury securities	$—	$—	$—	$—

At March 31, 2015 there were no investments that had been in a continuous unrealized loss position for 12 months or longer. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from April 1, 2015 through April 28, 2015 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Interest income	$37	$26

Note 6 — Fair Value Measurements

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

Financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2015
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$20,436	$—	$—	$20,436
U.S. Treasury securities	94,975	—	—	94,975

Total	$115,411	$—	$—	$115,411

Amounts included in:
Cash and cash equivalents	$20,436	$—	$—	$20,436
Short-term investments	85,322	—	—	85,322
Long-term investments	9,653	—	—	9,653

Total	$115,411	$—	$—	$115,411

	December 31, 2014
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$16,932	$—	$—	$16,932
U.S. Treasury securities	63,013	—	—	63,013

Total	$79,945	$—	$—	$79,945

Amounts included in:
Cash and cash equivalents	$16,932	$—	$—	$16,932
Short-term investments	63,013	—	—	63,013
Long-term investments	—	—	—	—

Total	$79,945	$—	$—	$79,945

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of March 31, 2015 and December 31, 2014, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 7 — Stockholders’ Equity (Deficit)

Accumulated Other Comprehensive Income

In the first three months of 2015, the Company did not reclassify any unrealized gains on investments from accumulated other comprehensive income into net loss.

Warrants

As of March 31, 2015, the Company had warrants outstanding to purchase 6.7 million shares of the Company’s common stock. These warrants were issued pursuant to an April 2011 securities purchase agreement (the “Deerfield Agreement”) with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”); and pursuant to the June 2012 underwriting agreements the Company entered into in connection with two separate, concurrent offerings for our securities (the “June 2012 Public Offerings”). During the three months ended March 31, 2015, no warrants were exercised.

Outstanding warrants as of March 31, 2015 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued pursuant to the Deerfield Agreement	1,114,168	$9.90	04/20/15
Issued pursuant to the June 2012 Public Offerings	5,576,928	$5.28	06/25/17

The 1,114,168 warrants issued pursuant to the Deerfield Agreement expired unexercised on April 20, 2015.

Equity Incentive Plans

Stock option activity for the three months ended March 31, 2015 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2014	1,270,478	3,297,826	$12.62
Options granted	(879,530)	879,530	7.93
Options exercised	—	(33,442)	6.24
Options forfeited	58,800	(58,800)	7.75
Options expired	32,402	(32,402)	46.56
Restricted stock units granted	(54,000)	—

Balance at March 31, 2015	428,150	4,052,712	$11.45

Restricted stock unit activity for the three months ended March 31, 2015 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2014	63,330	$8.51
Restricted stock units granted	54,000	7.96
Restricted stock units released	(42,078)	7.82
Restricted stock units forfeited	(2,000)	7.96

Unvested restricted stock units outstanding at March 31, 2015	73,252	$8.51

Restricted stock activities were limited to non-executive employees for the three months ended March 31, 2015.

Total employee stock-based compensation expenses were $0.9 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

Note 8 — Interest and Other, Net

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 9 — Commitments and Contingencies

Commitments

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense for the three months ended March 31, 2015 and 2014 was $0.8 million, respectively.

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

Note 10 — Income Taxes

During the three months ended March 31, 2015 the Company did not record a provision for income taxes because it expected to generate a net operating loss for the year ending December 31, 2015.

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

•

the expected acceptability by regulatory authorities of the effects of tirasemtiv on Slow Vital Capacity or other measures of clinical benefit related to respiratory function in patients with ALS as a Phase III clinical trial endpoint to support the registration of tirasemtiv as a treatment for ALS;

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

•

the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities may not accept Slow Vital Capacity or other measures of clinical benefit related to respiratory function as an appropriate clinical trial endpoint to support the registration of tirasemtiv for the treatment of ALS;

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

Our drug candidates currently in clinical development are our skeletal muscle activators tirasemtiv and CK-2127107, and our cardiac muscle activator omecamtiv mecarbil. Cytokinetics retains exclusive rights to tirasemtiv, which is being evaluated for the potential treatment of ALS. CK-2127107 is being evaluated for the potential treatment of spinal muscle atrophy (“SMA”) and for potential use in other indications associated with muscle weakness under a strategic alliance with Astellas established in June 2013 and expanded in December 2014. Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006.

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

In 2014, we completed BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS), a Phase IIb clinical trial of tirasemtiv in patients with ALS. We have previously reported the results from BENEFIT-ALS. We have concluded that in this trial effects observed on slow vital capacity (SVC), a measure of the strength of the skeletal muscles responsible for breathing, in patients treated with tirasemtiv were robust and potentially clinically meaningful. We have engaged with regulatory authorities in the U.S. and Europe regarding the results from BENEFIT-ALS and plan to advance tirasemtiv into Phase III clinical development. While regulatory interactions are ongoing, we believe that current feedback from these regulatory authorities informs advancement of tirasemtiv to a Phase III clinical development program that is intended to potentially confirm and extend results from BENEFIT-ALS. Key clinical endpoints in the Phase III program will include measures of respiratory function after longer durations of treatment in patients with ALS, including effects on SVC. We have initiated non-clinical and clinical development activities to prepare for this Phase III program and anticipate initiating the program in the second quarter of 2015.

During the quarter, a manuscript titled “A Double-Blinded, Randomized, Placebo-Controlled Trial to Evaluate Efficacy, Safety, and Tolerability of Single Doses of Tirasemtiv in Patients with Acetylcholine Receptor-Binding Antibody-Positive Myasthenia Gravis” was published in the journal Neurotherapeutics. This publication summarized results from a Phase IIa clinical trial which evaluated two doses of tirasemtiv in patients with generalized myasthenia gravis (MG). The authors concluded that tirasemtiv may improve muscle function in patients with MG and that the results support further development of tirasemtiv in neuromuscular diseases.

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

Cytokinetics received an upfront payment of $30.0 million in connection with the execution of the Amended Astellas Agreement. Also, in conjunction with the execution of the Amended Astellas Agreement, we also entered into a common stock purchase agreement which provided for the sale of 2,040,816 shares of our common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million, which was received in December 2014. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to our common stock. Concurrently, Cytokinetics earned a $15.0 million milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase II clinical development. Cytokinetics is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities through December 2016. Based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112.0 million (of which Cytokinetics has now received $17.0 million) relating to early development of CK-2127107 and for later-stage development and commercial launch milestones for CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Amended Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

Cytokinetics retains the exclusive right to develop and commercialize tirasemtiv for the potential treatment of ALS and certain other neuromuscular disorders independently from the Amended Astellas Agreement.

During the three months ended March 31, 2015, we recorded $1.6 million of license revenue and $2.1 million in reimbursement of sponsored research and development activities in connection with our strategic alliance with Astellas. See our unaudited condensed consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Astellas.

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

In March 2015, Amgen and the Company agreed to extend the term of the research program through December 2015. Under the amended Amgen Agreement, we are entitled to receive reimbursements of internal costs of certain full-time employee equivalents during 2015, as well as potential additional milestone payments related to the research activities.

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

During the three months ended March 31, 2015 and 2014, we recorded $0.7 million, respectively in reimbursement of sponsored research and development activities in connection with our strategic alliance with Amgen. See our unaudited condensed consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Amgen.

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

The expansion phase of COSMIC-HF has concluded enrollment. Approximately 450 patients from approximately 93 clinical sites internationally have been enrolled; over 275 of these patients have concluded dosing. Patients are randomized 1:1:1 to receive placebo, 25 mg, or 50 mg twice daily of omecamtiv mecarbil. Escalation to the 50 mg dose will depend on the plasma concentration of omecamtiv mecarbil following 2 weeks of oral dosing at 25 mg twice daily. The primary objective of the expansion phase of this trial is to characterize the safety, tolerability, and pharmacokinetics of omecamtiv mecarbil dosed orally during 20 weeks of treatment. The secondary objectives are to assess the changes from baseline in systolic ejection time, stroke volume, left ventricular end-systolic diameter, left ventricular end-diastolic diameter, heart rate and N-terminal pro-brain natriuretic peptide (a biomarker associated with the severity of heart failure) during 20 weeks of treatment. We anticipate that results from COSMIC-HF will be available in the second half of 2015.

During the three months ended March 31, 2015, Cytokinetics collaborated with Amgen on clinical and non-clinical development, regulatory planning and other activities directed to the potential advancement of omecamtiv mecarbil to a Phase III program.

Ongoing Research in Cardiac Muscle Contractility. We have agreed with Amgen on additional research activities intended to be conducted through 2015 under the research plan directed to next-generation compounds in our cardiac muscle contractility program. Under the Amgen Agreement, Amgen will reimburse us for certain activities we perform. We are also eligible to receive research-related milestones.

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

•

the FDA and/or other regulatory authorities may not accept effects of tirasemtiv on SVC or other measures of clinical benefit related to respiratory function, as an appropriate clinical trial endpoint to support the registration of tirasemtiv for the treatment of ALS;

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

Results of Operations

Revenues

We recorded total revenues of $4.4 million and $8.0 million for the first quarter of 2015 and 2014, respectively.

Total revenues were as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014	Increase (Decrease)
Research and development revenues from related parties	$2,791	$665	$2,126
Research and development, grant and other revenues	—	5,232	(5,232)
License revenues from related parties	1,623	—	1,623
License revenues	—	2,082	(2,082)

Total revenues	$4,414	$7,979	$(3,565)

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Astellas and Amgen. Revenues from Astellas, which became a related party in December 2014, were $2.1 million in the first quarter of 2015 and consisted of reimbursements of internal costs of certain full-time employee equivalents, and other research and development expenses. All research and development revenues from Astellas, prior to it becoming a related party are classified in research and development, grant and other revenues. Research and development revenue from Astellas decreased by $3.1 million when compared to the first quarter of 2014 primarily due to the $2.0 million milestone payment related to research activities recognized in the first quarter of 2014. Revenues from Amgen were $0.7 million for the first quarter of 2015 and 2014, respectively and consisted of reimbursements of internal costs of certain full-time employee equivalents, and recognition of allocated consideration related to the execution of the Amgen Agreement Amendment in June 2013.

Research and development, grant and other revenues in the first quarter of 2014 included Revenues from Astellas, prior to becoming a related party, including reimbursement of internal costs of certain full-time employee equivalents from Astellas of $1.7 million, reimbursement of third party costs from Astellas of $1.5 million and milestone revenues from Astellas of $2.0 million.

License revenues from related parties refers to license revenues from our strategic alliance with Astellas. License revenues from Astellas, which became a related party in December 2014, were $1.6 million in the first quarter of 2015 and consisted of recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013, using the proportional performance model and recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015, also using the proportional performance model.

License revenues refers to license revenues from our collaboration with Astellas prior to it becoming a related party in December 2014. License revenues were $2.1 million in the first quarter of 2014 and consisted of recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013, using the proportional performance model. The research activities with Astellas are anticipated to continue through December 2016 under the current agreement as amended.

We anticipate that revenue for the full year 2015 will be in the range of $23 million to $27 million.

Research and Development Expenses

Research and development expenses were $9.0 million and $12.5 million in the first quarter of 2015 and 2014, respectively.

Total research and development expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014	Increase (Decrease)
Research and development expenses	$8,956	$12,490	$(3,534)

The decrease of $3.5 million in research and development expenses in 2015, compared to the same period in 2014, was primarily due to decreased spending of $3.9 million for outsourced clinical and preclinical costs mainly due to the completion of the BENEFIT-ALS clinical trial in 2014, partially offset by increased spending of $0.2 million personnel-related costs due to increased headcount.

From a program perspective, the $3.5 million decrease in research and development spending in the first quarter of 2015, compared to the same period in 2014, was primarily due to reduced spending in 2015 for our skeletal muscle contractility program, tirasemtiv, for the treatment of ALS and our collaboration agreement with Astellas.

The following presents our research and development expenses by program:

	Three Months Ended
	March 31, 2015	March 31, 2014	Increase (Decrease)
		(In millions)
Cardiac muscle contractility	$1.4	$1.3	$0.1
Skeletal muscle contractility	6.4	10.3	(3.9)
All other research programs	1.2	0.9	0.3

Total research and development expenses	$9.0	$12.5	$(3.5)

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

General and Administrative Expenses

General and administrative expenses were $4.4 million and $4.3 million in the first quarter of 2015 and 2014, respectively.

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014	Increase (Decrease)
General and Administrative expenses	$4,367	$4,259	$108

The increase in the first quarter of 2015, compared to the same period in 2014, was primarily due to increased spending of $0.3 million for personnel-related costs due to increased headcount, partially offset by decreased spending of $0.3 million for outside services mainly related to commercial development and market access assessment activities.

We anticipate that general and administrative expenses in 2015 will increase compared to 2014 and will be in the range of $18 million to $20 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.1 million are included in our estimate of 2015 general and administrative expenses.

Interest and Other, Net

Interest income and other income increased in the first quarter of 2015 compared to the same period in 2014, due to higher interest rates and higher average invested balances in the current year period.

Critical Accounting Policies

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There has been no material change to our critical accounting policies since then.

Recent Accounting Pronouncements

See Note 1, “Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through March 31, 2015, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, grants and interest income.

Original Astellas Agreement

In June 2013, we entered into the Original Astellas Agreement (see Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements). In July 2013, we received an upfront non-refundable license payment of $16.0 million in connection with the execution of the Original Astellas Agreement. Pursuant to that agreement we were eligible to potentially receive approximately $25.4 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, the agreement also provided for payments for the achievement of pre-specified milestones relating to the joint research and development program. In 2014, we recognized revenue of $17.0 million relating to milestones under the Original Astellas Agreement, including a $15.0 million milestone payment which was paid in January 2015.

Amended Astellas Agreement

In December 2014, we entered into the Amended Astellas Agreement, which superseded the Original Astellas Agreement (see Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements). Under the terms of the Amended Astellas Agreement, we received a non-refundable upfront license fee of $30.0 million in January 2015. In conjunction with the Amended Astellas Agreement, we also entered into a common stock purchase agreement pursuant to which we sold 2,040,816 shares common stock to Astellas at a price per share of $4.90. The aggregate purchase price of $10.0 million was received in December 2014.

Under the Amended Astellas Agreement, we are eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities through December 2016. In addition, we may also receive payments for the achievement of pre-specified milestones relating to the Amended Astellas Agreement.

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

In March 2015, Amgen and the Company agreed to extend the term of the research program through December 2015. Under the amended Amgen Agreement, we are entitled to receive reimbursements of internal costs for certain full-time employee equivalents during 2015, as well as potential additional milestone payments related to the research activities.

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

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $117.5 million at March 31, 2015, compared to $83.2 million at December 31, 2014. The increase of $34.3 million was primarily due to the receipt of $45.0 million from Astellas in January 2015, partially offset by the use of cash to fund operations. Cash received from Astellas in January 2015 was in payment of a non-refundable upfront license fee of $30.0 million and a milestone payment of $15.0 million.

Net cash provided by operating activities was $34.4 million in the three months ended March 31, 2015 and was largely due to the receipt of $45.0 million from Astellas in January 2015, partially offset by cash used by operations. The net loss for the three months ended March 31, 2015 included non-cash stock based compensation of $0.9 million. At March 31, 2015, deferred revenue of $32.2 million related largely to the deferral of revenue for Astellas based on the proportional performance model. Net cash used in operating activities was $17.8 million in the first three months of 2014 and was largely due to ongoing research and development activities.

Net cash used in investing activities was $32.1 million in the first three months of 2015 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $32.0 million. Net cash used in investing activities was $28.9 million in the first three months of 2014 and primarily consisted cash used to purchase investments, net of proceeds from the maturity of investments, of $28.5 million.

Net cash provided by financing activities was $0.1 million in the first three months of 2015 and consisted of net proceeds from issuances of restricted stock to employees and proceeds from employee stock option exercises. Net cash provided by financing activities was $39.8 million in the first three months of 2014 and primarily consisted of the net proceeds of $37.5 million from the February 2014 public offering and $2.4 million from sales of our common stock through the MLV Agreement. As of January 8, 2014, no shares remain available to the Company for sale through MLV.

Shelf Registration Statements. In November 2013 we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allowed us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of April 28, 2015, $109.7 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf will be established at the time of such offerings.

As of March 31, 2015, future minimum payments under our lease obligations were as follows (in thousands):

	Remainder of 2015	2016 and 2017	2018 and 2019	2020 and beyond	Total
Operating leases (1)	$2,549	$7,130	$1,860	$—	$11,539

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

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

We have incurred an accumulated deficit of $506.1 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

On December 1, 2014, we filed a lawsuit in the U.S. District Court for the Northern District of California, captioned Cytokinetics, Inc. v. Pharm-Olam International, Ltd., Case No. 3:14-cv-05256 (the “California Lawsuit”). This lawsuit alleges fraudulent inducement, breach of contract and negligence by Pharm-Olam International, Ltd. (“Pharm-Olam”) in connection with its performance as the data management vendor for the BENEFIT-ALS clinical trial. Under the agreement between Pharm-Olam and us, Pharm-Olam was obligated to provide a variety of services, including building and maintaining the electronic system for BENEFIT-ALS that combined the electronic data capture (“EDC”) for clinical data and the interactive web response system (“IWRS”) used for patient randomization and treatment assignments to either tirasemtiv or placebo. Pharm-Olam’s failure to conduct these services in accordance with the agreement, regulatory requirements and industry standards resulted in programming errors in the IWRS which caused delay of the trial and additional expenses. We are seeking monetary damages from Pharm-Olam. On January 23, 2015, Pharm-Olam filed a motion to dismiss the complaint, or in the alternative, to transfer the California Lawsuit to U.S. District Court for the Middle District of North Carolina. The motion to dismiss was denied in part and granted in part and the motion to transfer was denied on March 10, 2015. Pharm-Olam answered the complaint on March 24, 2015.

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

Furthermore, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, endpoints, safety, efficacy or pharmacokinetic parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. For example, we believe that effects measures of clinical benefit related to respiratory function, including slow vital capacity (SVC), may be appropriate as a clinical endpoint for tirasemtiv; however, regulatory authorities may not accept these effects as a clinical endpoint to support registration of tirasemtiv for the treatment of ALS. Clinical trials of our drug candidates are designed based on guidance or advice from regulatory agencies, which is subject to change during the development of the drug candidate at any time. Such a change in a regulatory agency’s guidance or advice may cause that agency to deem results from trials to be insufficient to support approval of the drug candidate and require further clinical trials of that drug candidate to be conducted. In addition, individual patient responses to the dose administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety, efficacy or pharmacokinetic parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Non-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., Genervon Biopharmaceuticals, LLC, MediciNova, Inc., Viropharm, Pharnext, Newron, and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS.

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

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide) and Corlanor (ivabradine). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as bucindolol, which is being developed by ARCA Biopharma, Inc.; Reasanz (serelaxin), Tekuma and LCZ-696, which are being developed by Novartis; cenderitide (CD-NP), which is being developed by Carpicor Therapeutics, Inc.; ularitide, which is being developed by Cardiorentis Ltd.; aladorian, which is being developed by ARMGO Pharma, Inc; TRV027, which is being developed by Trevena, Inc. in partnership with Forest Laboratories, Inc.; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc.; Neurocardin, which is being developed by Zensun Sci & Tech, Ltd; Mydicar, a genetically-targeted enzyme replacement therapy for advanced heart failure which is being developed by Celladon Corporation; and levosimendan, which was acquired for development by Oxygen Biotherapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

We are not guaranteed to maintain orphan status for tirasemtiv or to receive orphan status for tirasemtiv for any other indication or for any of our other drug candidates for any indication. If our drug candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the European Union, our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. and the European Union for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the U.S. or the European Union for a product candidate that has a similar medicinal product for the same indication as any of our drug candidates for which we plan to file for orphan designation and status. If that were to happen, our orphan drug applications for our drug candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the European Union, as applicable. Further, application of the orphan drug regulations in the U.S. and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ products.

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

As of April 28, 2015, our executive officers, directors and their affiliates beneficially owned or controlled approximately 6.5% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of April 28, 2015, there were 5,576,048 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.28 per share, and 3,962,792 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $11.24 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

A list of exhibits filed with this Quarterly Report on Form 10-Q or incorporated herein by reference is found in the Index to Exhibits immediately following the signature page of this report and is incorporated into this Item 6 by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2015	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	000-50633	April 18, 2011	4.5

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	000-50633	June 20, 2012	4.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.	8-K	000-50633	April 18, 2011	10.68

4.4	Form of Common Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.4

4.5	Form of Preferred Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.5

4.6	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.7	Form of Common Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.4

4.8	Form of Preferred Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.5

10.41*	Amendment No. 7, dated March 19, 2015, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, as applicable.