Form 10-Q
period 2015-06-30
CYTOKINETICS INC
filed 2015-08-05
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Number of shares of common stock, $0.001 par value, outstanding as of July 30, 2015: 38,750,291

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$24,839	$20,215
Short-term investments	80,344	63,013
Related party accounts receivable	4	46,646
Prepaid and other current assets	2,713	1,257

Total current assets	107,900	131,131
Property and equipment, net	1,571	1,637
Long-term investments	3,035	—
Other assets	200	200

Total assets	$112,706	$132,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,601	$1,361
Accrued liabilities	6,429	5,400
Deferred revenue, current	20,993	17,042
Short-term portion of deferred rent	89	52

Total current liabilities	29,112	23,855
Deferred revenue, non-current	8,293	16,558
Long-term portion of deferred rent	440	491

Total liabilities	37,845	40,904

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 38,728,921 shares at June 30, 2015 and 38,659,738 shares at December 31, 2014	39	39
Additional paid-in capital	591,476	589,272
Accumulated other comprehensive income (loss)	12	(4)
Accumulated deficit	(516,666)	(497,243)

Total stockholders’ equity	74,861	92,064

Total liabilities and stockholders’ equity	$112,706	$132,968

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Research and development revenues from related parties	$3,510	$843	$6,301	$1,508
Research and development, grant and other revenues	—	4,196	—	9,428
License revenues from related parties	3,032	—	4,655	—
License revenues	—	2,749	—	4,831

Total revenues	6,542	7,788	10,956	15,767

Operating expenses:
Research and development	12,636	11,737	21,592	24,227
General and administrative	4,495	4,458	8,862	8,717

Total operating expenses	17,131	16,195	30,454	32,944

Operating loss	(10,589)	(8,407)	(19,498)	(17,177)
Interest and other, net	38	33	75	59

Loss before income taxes	(10,551)	(8,374)	(19,423)	(17,118)
Income tax benefit	—	—	—	—

Net loss	(10,551)	(8,374)	$(19,423)	$(17,118)

Net loss per share basic and diluted	$(0.27)	$(0.23)	$(0.50)	$(0.49)

Weighted-average number of shares used in computing net loss per share — basic and diluted	38,725	36,443	38,700	34,724

Other comprehensive gain (loss):
Unrealized gains (losses) on available-for-sale securities, net	18	—	17	6

Comprehensive loss	$(10,533)	$(8,374)	$(19,406)	$(17,112)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(19,423)	$(17,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	292	227
Stock-based compensation	2,098	1,553
Gain on sale of investments	—	(6)
Changes in operating assets and liabilities:
Related party accounts receivable	46,641	(314)
Prepaid and other assets	(1,015)	(478)
Accounts payable	311	(2,520)
Accrued and other liabilities	582	(1,325)
Deferred revenue	(4,314)	(7,217)

Net cash provided by (used in) operating activities	25,172	(27,198)

Cash flows from investing activities:
Purchases of investments	(65,655)	(87,687)
Proceeds from sales and maturities of investments	45,306	68,024
Purchases of property and equipment	(305)	(757)

Net cash used in investing activities	(20,654)	(20,420)

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	—	39,869
Proceeds(payments) from stock based award activities and warrants, net	106	(54)

Net cash provided by financing activities	106	39,815

Net increase (decrease) in cash and cash equivalents	4,624	(7,803)
Cash and cash equivalents, beginning of period	20,215	20,158

Cash and cash equivalents, end of period	$24,839	$12,355

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $516.7 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $19.4 million and net cash provided by operations of $25.2 million for the six months ended June 30, 2015. Cash, cash equivalents and investments increased from $83.2 million at December 31, 2014 to $108.2 million at June 30, 2015, principally due to the receipt of $45.0 million from Astellas in January 2015, partially offset by the use of cash to fund operations. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at June 30, 2015 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at June 30, 2015, and the results of operations for the three and six months ended June 30, 2015 and the cash flows for the six months ended June 30, 2015. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 6, 2015.

Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2015 was equal to net loss adjusted for unrealized gains and losses on investments.

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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss	$(10,551)	$(8,374)	$(19,423)	$(17,118)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share) — basic and diluted	38,725	36,443	38,700	34,724

Net loss per share — basic and diluted	$(0.27)	$(0.23)	$(0.50)	$(0.49)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three and Six Months Ended
	June 30, 2015	June 30, 2014
Options to purchase common stock	4,533	3,320
Warrants to purchase common stock	5,576	6,691
Restricted stock units	72	64
Shares issuable related to the ESPP	30	13

Total shares	10,211	10,088

Note 3 — Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014
Significant non-cash investing and financing activities:
Purchases of property and equipment through accounts payable	$71	$204
Purchases of property and equipment through accrued liabilities	8	33

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

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, the Company received a non-refundable upfront license fee of $15.0 million in June 2013. Under the Amgen Agreement Amendment, the Company conducted a Phase 1 pharmacokinetic study intended to support inclusion of Japan in a potential Phase 3 clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen reimbursed the Company for the costs of this study. In addition, the Company is eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil and royalties on sales of omecamtiv mecarbil in Japan.

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

Under the Amgen Agreement, as amended, the Company is eligible to receive over $350.0 million in development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments would become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities and therefore none of these milestones was deemed to be substantive. During the three and six months ended June 30, 2015, no revenues were recognized for milestones achieved under the Amgen Agreement.

The Amgen Agreement also provides for the Company to receive increased royalties by co-funding Phase 3 development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If the Company elects to co-fund such costs, it would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

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

Revenue from Amgen was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Research and development revenues from related parties
Reimbursement of internal costs	$598	$798	$1,264	$1,463
Allocated consideration	—	45	21	45

Total revenues from Amgen	$598	$843	$1,285	$1,508

Related party accounts receivable from Amgen were as follows (in thousands):

	June 30, 2015	December 31, 2014
Related party accounts receivable — Amgen	$—	$1,642

Astellas Pharma Inc. (“Astellas”)

Original Astellas Agreement (Non-neuromuscular license)

In June 2013, the Company entered into a license and collaboration agreement with Astellas (the “Original Astellas Agreement”). The primary objective of the collaboration with Astellas is to advance novel therapies for diseases and medical conditions associated with muscle weakness.

Under the Original Astellas Agreement, the Company granted Astellas an exclusive license to co-develop and jointly commercialize CK-2127107, a fast skeletal troponin activator, for potential application in non-neuromuscular indications worldwide. The Company was primarily responsible for the conduct of Phase 1 clinical trials and certain Phase 2 readiness activities for CK-2127107 and Astellas was primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

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

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model over the initial research term of the Original Astellas Agreement. During the three and six months ended June 30, 2015, the Company recorded $3.0 million and $4.7 million, respectively, in license revenue based on the proportional performance model. As of June 30, 2015, the Company has recognized $15.9 million of the $16.0 million upfront license fee as license revenue, and has $0.1 million of deferred license revenue under the Original Astellas Agreement.

Pursuant to the Original Astellas Agreement, the Company has recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the three months ended June 30, 2015, the Company recorded research and development revenue from Astellas of $1.6 million related to the reimbursement of internal costs and $1.3 million related to the reimbursement of other costs. During the six months ended June 30, 2015, the Company recorded research and development revenue from Astellas of $2.5 million related to the reimbursement of internal costs and $2.5 million related to the reimbursement of other costs.

Amended Astellas Agreement (Expansion to include neuromuscular indications)

On December 22, 2014, the Company entered into an amended and restated license and collaboration agreement with Astellas (the “Amended Astellas Agreement”). This agreement superseded the Original Astellas Agreement. The Amended Astellas Agreement expanded the objective of the collaboration of advancing novel therapies for diseases and medical conditions associated with muscle weakness to include spinal muscular atrophy (SMA) and potentially other neuromuscular indications with CK-2127107 and other fast skeletal troponin activators, in addition to the non-neuromuscular indications provided for in the Original Astellas Agreement. Under the terms of the Amended Astellas Agreement, we received a non-refundable upfront license fee of $30.0 million in January 2015. Concurrently, the Company received $15.0 million as a milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. The Company is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities through December 2016. Under the Amended Astellas Agreement, the Company plans to conduct the initial Phase 2 clinical trial of CK-2127107 in patients with SMA. In addition, the Company is entitled to receive additional pre-commercialization milestone payments related to the development of CK-2127107 in neuromuscular indications, and royalties on sales of CK-2127107 in neuromuscular indications.

The Company determined that the license and the research and development services relating to the Amended Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue over the initial research term of the Amended Astellas Agreement using the proportional performance model. As of June 30, 2015, the Company has recognized $2.5 million of the $30.0 million upfront license fee as license revenue and deferred the remaining amount.

The Company believes that each of the milestones related to research and early development under the Amended Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance and each milestone will result in additional payments to the Company. During the three and six months ended June 30, 2015, no milestone revenue for early development was recognized under this agreement. The Company is eligible to receive up to $2.0 million in research milestone payments for each future collaboration product candidate.

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

Following the common stock purchase, Astellas was determined to be a related party. As such, all revenue earned following the common stock purchase is classified as related party revenue.

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Research and development revenues with related parties:
Reimbursement of internal costs	$1,621	$—	$2,530	$—
Reimbursement of other costs	1,291	—	2,485	—
Research and development revenues:
Reimbursement of internal costs	—	2,476	—	4,196
Reimbursement of other costs	—	1,690	—	3,157
Research and development milestone fees	—	—	—	2,000

Total research and development revenue from Astellas	$2,912	$4,166	$5,015	$9,353

Related party accounts receivable from Astellas were as follows (in thousands):

	June 30, 2015	December 31, 2014
Related party accounts receivable — Astellas	$—	$45,000

At June 30, 2015, the Company had $29.3 million of deferred revenue under the Amended Astellas Agreement, reflecting the unrecognized portion of the license revenue, allocation of consideration and payment of expenses.

Note 5 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$18,780	$—	$—	$18,780

Short-term investments — U.S. Treasury securities	$80,331	$14	$(1)	$80,344	7/2015-5/2016

Long-term investments — U.S. Treasury securities	$3,036	$—	$(1)	$3,035	6/2016

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$16,932	$—	$—	$16,932

Short-term investments — U.S. Treasury securities	$63,017	$3	$(7)	$63,013	1/2015-12/2015

Long-term investments — U.S. Treasury securities	$—	$—	$—	$—

At June 30, 2015 there were no investments that had been in a continuous unrealized loss position for 12 months or longer. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from July 1, 2015 through July 31, 2015 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income	$38	$26	$75	$52

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

Financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2015
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$18,780	$—	$—	$18,780
U.S. Treasury securities	83,379	—	—	83,379

Total	$102,159	$—	$—	$102,159

Amounts included in:
Cash and cash equivalents	$18,780	$—	$—	$18,780
Short-term investments	80,344	—	—	80,344
Long-term investments	3,035	—	—	3,035

Total	$102,159	$—	$—	$102,159

	December 31, 2014
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$16,932	$—	$—	$16,932
U.S. Treasury securities	63,013	—	—	63,013

Total	$79,945	$—	$—	$79,945

Amounts included in:
Cash and cash equivalents	$16,932	$—	$—	$16,932
Short-term investments	63,013	—	—	63,013
Long-term investments	—	—	—	—

Total	$79,945	$—	$—	$79,945

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of June 30, 2015 and December 31, 2014, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 7 — Stockholders’ Equity (Deficit)

Accumulated Other Comprehensive Income

In the first six months of 2015, the Company did not reclassify any unrealized gains on investments from accumulated other comprehensive income into net loss.

Warrants

As of June 30, 2015, the Company had warrants outstanding to purchase 5.6 million shares of the Company’s common stock. These warrants were issued pursuant to the June 2012 underwriting agreements the Company entered into in connection with two separate, concurrent offerings for our securities (the “June 2012 Public Offerings”).

In April 2015, the company issued 234 shares of our common stock related to cashless exercises of warrants in accordance with the June 2012 Public Offering.

Outstanding warrants as of June 30, 2015 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued pursuant to the June 2012 Public Offerings	5,576,048	$5.28	06/25/17

The 1,114,168 warrants issued pursuant to the Deerfield Agreement expired unexercised on April 20, 2015.

Equity Incentive Plans

Stock option activity for the six months ended June 30, 2015 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2014	1,270,478	3,297,826	$12.62
Increase in authorized shares	3,130,000	—	—
Options granted	(1,120,180)	1,120,180	7.58
Options exercised	—	(34,933)	6.23
Options forfeited	157,328	(157,328)	7.56
Options expired	104,274	(104,274)	31.71
Restricted stock units granted	(54,000)	—

Balance at June 30, 2015	3,487,900	4,121,471	$11.01

Restricted stock unit activity for the six months ended June 30, 2015 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2014	63,330	$8.51
Restricted stock units granted	54,000	7.96
Restricted stock units released	(42,078)	7.82
Restricted stock units forfeited	(3,500)	8.68

Unvested restricted stock units outstanding at June 30, 2015	71,752	$8.49

Restricted stock activities were limited to non-executive employees for the six months ended June 30, 2015.

Total employee stock-based compensation expenses were $1.2 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively and $2.1 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively.

Note 8 — Interest and Other, Net

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 9 — Commitments and Contingencies

Commitments

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense was $0.8 million and $0.8 million, respectively, for the three months ended June 30, 2015 and 2014, and $1.6 and $1.7 million, respectively, for the six months ended June 30, 2015 and 2014.

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

Note 10 — Income Taxes

During the three and six months ended June 30, 2015 the Company did not record a provision for income taxes because it expected to generate a net operating loss for the year ending December 31, 2015.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2015;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, Amgen Inc. and Astellas Pharma Inc. (“Astellas”), including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	the potential further development of tirasemtiv for the potential treatment of amyotrophic lateral sclerosis (ALS);

•	the expected acceptability by regulatory authorities of the effects of tirasemtiv on Slow Vital Capacity or other measures of clinical benefit related to respiratory function in patients with ALS as a Phase 3 clinical trial endpoint to support the registration of tirasemtiv as a treatment for ALS;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected timing for recognition of compensation cost related to unvested stock options; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•	further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•	the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities may not accept Slow Vital Capacity or other measures of clinical benefit related to respiratory function as an appropriate clinical trial endpoint to support the registration of tirasemtiv for the treatment of ALS;

•	Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and related compounds, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and related compounds;

•	Astellas’ decisions with respect to the timing, design and conduct of research and development activities for CK-2127107 and other skeletal muscle activators, including decisions to postpone or discontinue research or development activities relating to CK-2127107 and other skeletal muscle activators;

•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our receipt of funds and access to other resources under our current or future strategic alliances;

•	difficulties or delays in the development, testing, manufacturing or commercialization of our drug candidates;

•	difficulties or delays, or slower than anticipated patient enrollment in our or partners’ clinical trials;

•	difficulties or delays in the manufacture and supply of clinical trial materials;

•	failure by our contract research organizations, contract manufacturing organizations and other vendors to properly fulfill their obligations or otherwise perform as expected;

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may limit the commercial potential of our drug candidates;

•	difficulties or delays in achieving market access and reimbursement for our drug candidates and the potential impacts of health care reform;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;

•	potential infringement or misuse by us of the intellectual property rights of third parties;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	accrual information provided by our contract research organizations and other vendors;

•	potential ownership changes under Internal Revenue Code Section 382; and

•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

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

Muscle Contractility Programs

Skeletal Muscle Contractility Program

Tirasemtiv is the lead drug candidate from this program. We retain exclusive rights to tirasemtiv. We conducted a Phase 2 clinical development program for tirasemtiv, and we started a Phase 3 clinical development program for this drug candidate in patients with ALS in July 2015. We are also developing another drug candidate from this program, CK-2127107, which has been evaluated in Phase 1 clinical trials in collaboration with Astellas for potential indications associated with muscle weakness. We are planning to conduct a Phase 2 clinical trial for CK-2127107 in patients with SMA. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv.

Tirasemtiv, a fast skeletal troponin activator, is the lead drug candidate from our skeletal muscle contractility program. We have conducted three “evidence of effect” Phase 2a clinical trials of tirasemtiv. These evidence of effect clinical trials were randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of tirasemtiv administered to patients with impaired muscle function. These studies were intended to translate the mechanism of action of tirasemtiv into potentially clinically relevant pharmacodynamic effects. The first of these trials was conducted in patients with ALS, a chronic and progressive disease in which the motor neurons die, thus denervating skeletal muscles and causing them to atrophy. This leads to weakness, fatigue, and eventually complete paralysis and death, primarily from respiratory complications. The second of these trials was conducted in patients with myasthenia gravis, a chronic, autoimmune, neuromuscular disease which is the most common primary disorder of neuromuscular transmission. The third of these trials was conducted in patients with symptoms of claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise, associated with peripheral artery disease. Evidence of potentially clinically relevant pharmacodynamic effects was observed in each of these trials.

In 2014, we completed BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS), a Phase 2b clinical trial of tirasemtiv in patients with ALS. We have previously reported the results from BENEFIT-ALS. We have concluded that in this trial effects observed on slow vital capacity (“SVC”), a measure of the strength of the skeletal muscles responsible for breathing, in patients treated with tirasemtiv were robust and potentially clinically meaningful.

In July 2015, based on the findings in BENEFIT-ALS, we started VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS), a Phase 3 clinical trial designed to assess the effects of tirasemtiv versus placebo on slow vital capacity and other measures of respiratory function in patients with ALS. VITALITY-ALS is designed to confirm and extend the results observed in BENEFIT-ALS.

In July 2015, we were awarded a $1.5 million grant from The ALS Association to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. The grant provides funding for a collaboration among Cytokinetics, The ALS Association and the Barrow Neurological Institute to enable plasma samples collected from patients enrolled in VITALITY-ALS to be added to The Northeastern ALS Consortium (NEALS) Repository, a resource for the academic research community to identify biomarkers that may help to assess disease progression and underlying disease mechanisms in ALS. In the first quarter, a manuscript titled “A Double-Blinded, Randomized, Placebo-Controlled Trial to Evaluate Efficacy, Safety, and Tolerability of Single Doses of Tirasemtiv in Patients with Acetylcholine Receptor-Binding Antibody-Positive Myasthenia Gravis” was published in the journal Neurotherapeutics. This publication summarized results from a Phase 2a clinical trial which evaluated two doses of tirasemtiv in patients with generalized myasthenia gravis (“MG”). The authors concluded that tirasemtiv may improve muscle function in patients with MG and that the results support further development of tirasemtiv in neuromuscular diseases.

The clinical trials program for tirasemtiv may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Tirasemtiv is at too early a stage of development for us to predict if or when this may occur. Our expenditures are expected to increase as we move tirasemtiv into late stage development.

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

Under the Amended Astellas Agreement, we expanded the exclusive license previously granted Astellas under the Original Astellas Agreement to co-develop and commercialize CK-2127107 for potential application in non-neuromuscular indications worldwide to include certain neuromuscular indications as well. Concurrent with the expanded collaboration, the companies agreed to advance CK-2127107 into Phase 2 clinical development. Cytokinetics will conduct the initial Phase 2 clinical trial in patients with SMA. We anticipate initiating this trial in the second half of 2015. The development program may include other neuromuscular indications as the companies may agree. Cytokinetics and Astellas will jointly develop and may jointly commercialize CK-2127107 and other fast skeletal troponin activators in neuromuscular indications. Astellas will be responsible for the costs associated with the development of all collaboration products, including CK-2127107, subject to Cytokinetics’ option to co-fund certain development costs as described below.

Under the Amended Astellas Agreement, the companies extended through 2016 their joint research program to identify next-generation skeletal muscle activators to be nominated as potential drug candidates. This research will be conducted at Astellas’ expense. Under the Amended Astellas Agreement, Astellas has exclusive rights to co-develop and commercialize CK-2127107 and other fast skeletal troponin activators in SMA and potentially other indications and other novel mechanism skeletal muscle activators in all indications, subject to certain Cytokinetics’ development and commercialization rights. Cytokinetics may co-promote and conduct certain commercial activities in the U.S., Canada and Europe under agreed scenarios.

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

Cytokinetics received an upfront payment of $30.0 million in connection with the execution of the Amended Astellas Agreement. Also, in conjunction with the execution of the Amended Astellas Agreement, we also entered into a common stock purchase agreement which provided for the sale of 2,040,816 shares of our common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million, which was received in December 2014. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to our common stock. Concurrently, Cytokinetics earned a $15.0 million milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. Cytokinetics is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities through December 2016. Based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112.0 million (of which Cytokinetics has now received $17.0 million) relating to early development of CK-2127107 and for later-stage development and commercial launch milestones for CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Amended Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

Cytokinetics retains the exclusive right to develop and commercialize tirasemtiv for the potential treatment of ALS and certain other neuromuscular disorders independently from the Amended Astellas Agreement.

During the three months ended June 30, 2015 and 2014, we recorded $3.0 million and $2.7 million, respectively, of license revenue and $2.9 million and $4.2 million, respectively, in reimbursement of sponsored research and development activities in connection with our strategic alliance with Astellas. During the six months ended June 30, 2015 and 2014, we recorded $4.7 million and $4.8 million, respectively, of license revenue and $5.0 million and $7.4 million, respectively, in reimbursement of sponsored research and development activities in connection with our strategic alliance with Astellas. See our unaudited condensed consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Astellas.

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

In June 2015, we presented results from three double-blind, randomized, placebo-controlled Phase 1 studies of CK-2127107 in healthy volunteers in poster and oral presentations at the 19th International SMA Researcher Meeting held during the 2015 Annual SMA Conference. We continue to engage in planning activities in anticipation of initiating a Phase 2 clinical trial of CK-212107 in patients with SMA in collaboration with Astellas in the fourth quarter of 2015.

Ongoing Research in Skeletal Muscle Activators.

Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal muscle troponin activators to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere. We are conducting a joint research program with Astellas directed to the discovery of next-generation skeletal muscle activators. Under the Amended Astellas Agreement, the joint research program will continue through 2016 and Astellas will reimburse us for certain research activities.

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

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15.0 million in June 2013. Under the Amgen Agreement Amendment, we conducted a Phase 1 pharmacokinetic study intended to support inclusion of Japan in a potential Phase 3 clinical development program and potential global registration dossier for omecamtiv mecarbil. Amgen reimbursed us for the costs of this study. In addition, we are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50.0 million, and royalties on sales of omecamtiv mecarbil in Japan. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement which provided for the sale of 1,404,100 shares of our common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million which was received in June 2013. Pursuant to this agreement, Amgen agreed to certain trading and other restrictions with respect to our common stock.

In March 2015, Amgen and the Company agreed to extend the term of the research program through December 2015. Under the amended Amgen Agreement, we are entitled to receive reimbursements of internal costs of certain full-time employee equivalents during 2015, as well as potential additional milestone payments related to the research activities.

Under the Amgen Agreement as amended, we are eligible for potential pre-commercialization and commercialization milestone payments of over $650.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding Phase 3 development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

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

We recorded reimbursement of sponsored research and development activities in connection with our strategic alliance with Amgen of $0.6 million and $0.8 million, respectively in the three months ended June 30, 2015 and 2014, and $1.3 million and $1.5 million, respectively, in the six months ended June 30, 2015 and 2014. See our unaudited condensed consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Amgen.

Omecamtiv Mecarbil: Current Clinical Development

In March 2013, we announced the initiation of dosing of patients in COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure). COSMIC-HF is a Phase 2, double-blind, randomized, placebo-controlled, multicenter, clinical trial designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction as well as its effects on echocardiographic measures of cardiac function. COSMIC-HF is being conducted by Amgen in collaboration with Cytokinetics. Cytokinetics and Amgen reviewed results from the dose escalation phase of COSMIC-HF and selected an oral formulation of omecamtiv mecarbil for evaluation in the expansion phase of the trial.

The expansion phase of COSMIC-HF has concluded enrollment. Approximately 450 patients from approximately 93 clinical sites internationally have been enrolled; more than 400 of these patients have concluded dosing in the trial. Patients are randomized 1:1:1 to receive placebo, 25 mg, or 50 mg twice daily of omecamtiv mecarbil. Escalation to the 50 mg dose depends on the plasma concentration of omecamtiv mecarbil following 2 weeks of oral dosing at 25 mg twice daily. The primary objective of the expansion phase of this trial is to characterize the safety, tolerability, and pharmacokinetics of omecamtiv mecarbil dosed orally during 20 weeks of treatment. The secondary objectives are to assess the changes from baseline in systolic ejection time, stroke volume, left ventricular end-systolic diameter, left ventricular end-diastolic diameter, heart rate and N-terminal pro-brain natriuretic peptide (a biomarker associated with the severity of heart failure) during 20 weeks of treatment. We anticipate that results from COSMIC-HF will be available in the fourth quarter of 2015.

During the six months ended June 30, 2015, Cytokinetics collaborated with Amgen on clinical and non-clinical development, regulatory planning and other activities directed to the potential advancement of omecamtiv mecarbil to a Phase 3 program.

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

Development Risks

The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:

•	the results of clinical trials of our drug candidates conducted by us or our partners may not support the further clinical development of those drug candidates;

•	further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•	the FDA and/or other regulatory authorities may not accept effects of tirasemtiv on SVC or other measures of clinical benefit related to respiratory function, as an appropriate clinical trial endpoint to support the registration of tirasemtiv for the treatment of ALS;

•	decisions made by Amgen with respect to the development of omecamtiv mecarbil and by Astellas with respect to the development of CK-2127107;

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our or our partners’ clinical trials including VITALITY-ALS;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

•	The possibility that the clinical results from VITALITY-ALS may not support regulatory approval of tirasemtiv for the treatment of ALS.

•	our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management, conduct and funding of clinical trials;

•	failure by our clinical trial sites, clinical research organizations, clinical manufacturing organizations and other third parties supporting our or our partners’ clinical trials to fulfill their obligations or otherwise perform as expected;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility;

•	the possibility that results from non-clinical studies may adversely impact the timing or further development of our drug candidates; and

•	possible delays in the characterization, formulation and manufacture of drug candidates and other compounds.

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

Results of Operations

Revenues

We recorded total revenues of $6.5 million and $7.8 million for the second quarter of 2015 and 2014, respectively and $11.0 million and $15.8 million for the first six months of 2015 and 2014, respectively.

Total revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Research and development revenues from related parties	$3,510	$843	$6,301	$1,508
Research and development, grant and other revenues	—	4,196	—	9,428
License revenues from related parties	3,032	—	4,655	—
License revenues	—	2,749	—	4,831

Total revenues	$6,542	$7,788	$10,956	$15,767

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Astellas and Amgen. Research and development revenues from Astellas, which became a related party in December 2014, were $2.9 million in the second quarter of 2015 and consisted of reimbursements of internal costs of certain full-time employee equivalents, and other research and development expenses. All research and development revenues from Astellas, prior to it becoming a related party are classified in research and development, grant and other revenues. Research and development revenues from Astellas were $5.0 million in the first six months of 2015 and consisted of reimbursements of internal costs of certain full-time employee equivalents, and other research and development expenses. Revenues from Amgen were $0.6 million and $0.8 million for the second quarter of 2015 and 2014, respectively and consisted of reimbursements of internal costs of certain full-time employee equivalents, and recognition of allocated consideration related to the execution of the Amgen Agreement Amendment in June 2013.

Research and development, grant and other revenues in the second quarter of 2014 included Revenues from Astellas, prior to becoming a related party, including reimbursement of internal costs of certain full-time employee equivalents from Astellas of $2.5 million and reimbursement of third party costs from Astellas of $1.7 million. Research and development, grant and other revenues in the first six months of 2014 included Revenues from Astellas, prior to becoming a related party, including reimbursement of internal costs of certain full-time employee equivalents from Astellas of $4.2 million, reimbursement of third party costs from Astellas of $3.2 million and milestone revenues from Astellas of $2.0 million.

Research and development revenue from Astellas for the second quarter of 2015 decreased by $1.3 million when compared to the second quarter of 2014 primarily due to the timing of internal costs related to research and development activities. Research and development revenue from Astellas for the first six months of 2015 decreased by $4.4 million when compared to the first six months of 2014, primarily due to the $2.0 million milestone payment related to research activities recognized in the first quarter of 2014 as well as the timing of internal costs related to research and development activities.

License revenues from related parties refers to license revenues from our strategic alliance with Astellas. License revenues from Astellas, which became a related party in December 2014, were $3.0 million and $4.7 million in the second quarter and first six months of 2015, respectively, and consisted of recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013, using the proportional performance model and recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015, also using the proportional performance model.

License revenues refers to license revenues from our collaboration with Astellas prior to it becoming a related party in December 2014. License revenues were $2.7 million and $4.8 million in the second quarter and first six months of 2014, respectively, and consisted of recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013, using the proportional performance model. The research activities with Astellas are anticipated to continue through December 2016 under the current agreement as amended.

We anticipate that revenue for the full year 2015 will be in the range of $31 million to $34 million.

Research and Development Expenses

Research and development expenses were $12.6 million and $11.8 million in the second quarter of 2015 and 2014, respectively.

Total research and development expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Research and development expenses	$12,636	$11,737	$21,592	$24,227

The increase of $0.9 million in research and development expenses in 2015, compared to the same period in 2014, was primarily due to increase of $1.2 million for outsourced clinical costs related to the preparation for VITALITY-ALS clinical trial that started in July 2015, partially offset by decrease of $1.0 million in outsourced clinical costs related to BENEFITS-ALS that ended in 2014.

From a program perspective, the $0.9 million increase in research and development spending in the second quarter of 2015, compared to the same period in 2014, was primarily due to increased spending of $0.8 million for our skeletal muscle contractility program, tirasemtiv, for the treatment of ALS and our collaboration agreement ..

Research and development expenses were $21.6 million and $24.2 million in the first six months of 2015 and 2014, respectively. The decrease of $2.6 million in research and development expenses in 2015, compared to the same period in 2014, was primarily due to decreased spending of $4.1 million for outsourced clinical costs related to the completion of the BENEFIT-ALS clinical trial in in the second quarter of 2014, partially offset by an increase of $0.5 million in outsourced clinical costs and $0.2 million in personnel-related costs due to increased headcount.

From a program perspective, the $2.6 million decrease in research and development spending in the first six months of 2015, compared to the same period in 2014, was primarily due to decreased spending of $3.2 million for our skeletal muscle contractility program, tirasemtiv, for the treatment of ALS and our collaboration agreement, partially offset by a $0.5 million increase in our other research and preclinical programs.

The following presents our research and development expenses by program:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
		(In millions)
Cardiac muscle contractility	$1.4	$1.5	$2.8	$2.7
Skeletal muscle contractility	10.0	9.2	16.4	19.6
All other research programs	1.2	1.0	2.4	1.9

Total research and development expenses	$12.6	$11.7	$21.6	$24.2

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

We expect our research and development expenditures to increase in 2015 compared to 2014 and that they will be in the range of $59.0 million to $62.0 million. We expect to continue development of our drug candidate tirasemtiv for the potential treatment of ALS. Under our strategic alliance with Astellas, we expect to continue development of our drug candidate CK-2127107 for the potential treatment of SMA and potentially other diseases and medical conditions associated with muscle weakness or wasting. Under our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. Non-cash expenses such as stock-based compensation and depreciation of approximately $1.5 million are included in our estimate of 2015 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $4.5 million and $4.5 million in the second quarter of 2015 and 2014, respectively.

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
General and Administrative expenses	$4,495	$4,458	$8,862	$8,717

General and administrative expenses for the second quarter of 2015 remained unchanged at $4.5 million, compared the same period in 2014.

General and administrative expenses were $8.9 million and $8.7 million in the first six months of 2015 and 2014, respectively. The $0.2 million increase in 2015, compared to the same period in 2014, was primarily due to increased spending of $0.8 million for personnel-related costs due to increased headcount, partially offset by decreased spending of $0.6 million for outside services mainly related to commercial development.

We anticipate that general and administrative expenses in 2015 will increase compared to 2014 and will be in the range of $21 million to $23 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.1 million are included in our estimate of 2015 general and administrative expenses.

Interest and Other, Net

Interest income and other income increased in the second quarter of 2015 compared to the same period in 2014, due to higher interest rates and higher average invested balances in the current year period.

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

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through June 30, 2015, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, grants and interest income.

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

Under the Amgen Agreement as amended, we are eligible for potential pre-commercialization and commercialization milestone payments of over $650.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement.

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

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $108.2 million at June 30, 2015, compared to $83.2 million at December 31, 2014. The increase of $25.0 million was primarily due to the receipt of $45.0 million from Astellas in January 2015, partially offset by the use of cash to fund operations. Cash received from Astellas in January 2015 was in payment of a non-refundable upfront license fee of $30.0 million and a milestone payment of $15.0 million.

Net cash provided by operating activities was $25.2 million in the six months ended June 30, 2015 and was largely due to the receipt of $45.0 million from Astellas in January 2015, partially offset by cash used by operations. The net loss for the six months ended June 30, 2015 included non-cash stock based compensation of $2.1 million. At June 30, 2015, deferred revenue of $29.3 million related largely to the deferral of revenue for Astellas based on the proportional performance model. Net cash used in operating activities was $27.2 million in the first six months of 2014 and was largely due to ongoing research and development activities and recognition of deferred revenue for which payment had been received in prior periods.

Net cash used in investing activities was $20.7 million in the first six months of 2015 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $20.4 million. Net cash used in investing activities was $20.4 million in the first six months of 2014 and was primarily due to cash used to purchase investments, net of proceeds from the maturity of investments, of $19.7 million.

Net cash provided by financing activities was $0.1 million in the first six months of 2015 and consisted of net proceeds from issuances of restricted stock to employees and proceeds from employee stock option exercises. Net cash provided by financing activities was $39.8 million in the first six months of 2014 and primarily consisted of the net proceeds of $37.5 million from the February 2014 public offering and $2.4 million from sales of our common stock through the MLV Agreement. As of January 8, 2014, no shares remained available to the Company for sale through MLV.

Shelf Registration Statements. In November 2013 we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allowed us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of July 30, 2015, $109.7 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf will be established at the time of such offerings.

As of June 30, 2015, future minimum payments under our lease obligations were as follows (in thousands):

	Remainder of 2015	2016 and 2017	2018 and 2019	2020 and beyond	Total
Operating leases (1)	$1,708	$7,130	$1,860	$—	$10,698

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

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

We have incurred an accumulated deficit of $516.7 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

On November 28, 2014, Pharm-Olam International, Ltd. (“Pharm-Olam”) filed a lawsuit in the U.S. District Court for the Middle District of North Carolina, captioned Pharm-Olam International, Ltd. v. Cytokinetics, Inc. and Datatrak International, Inc., Civil Action No. 1:14-cv-01000 (the “North Carolina Lawsuit”) in connection with its performance as the data management vendor for the BENEFIT-ALS clinical trial. Under the agreement between Pharm-Olam and us, Pharm-Olam was obligated to provide a variety of services, including building and maintaining the electronic system for BENEFIT-ALS that combined the electronic data capture (“EDC”) for clinical data and the interactive web response system (“IWRS”) used for patient randomization and treatment assignments to either tirasemtiv or placebo. Pharm-Olam’s failure to conduct these services in accordance with the agreement, regulatory requirements and industry standards resulted in programming errors in the IWRS which caused delay of the trial and additional expenses. Pharm-Olam entered into an agreement with Datatrak International Inc. (“Datatrak”) by which Datatrak provided the core EDC and IWRS system for BENEFIT-ALS. In the North Carolina lawsuit, Pharm-Olam is seeking declaratory judgments that (1) the limitation of liability provisions in the agreement between Pharm-Olam and us are enforceable and limit Pharm-Olam’s liability for the claims asserted by us to the direct services fees, and (2) Pharm-Olam’s subcontractor, Datatrak , must indemnify, defend and hold harmless Pharm-Olam for the claims asserted against it by Cytokinetics, pursuant to the indemnification provision in the agreement between Pharm-Olam and Datatrak. On December 17, 2014, we filed a motion to dismiss or transfer the North Carolina Lawsuit to the U.S. District Court for the Northern District of California based on lack of jurisdiction and improper venue. The briefing on our motion to dismiss is now complete.

On December 1, 2014, we filed a lawsuit in the U.S. District Court for the Northern District of California, captioned Cytokinetics, Inc. v. Pharm-Olam International, Ltd., Case No. 3:14-cv-05256 (the “California Lawsuit”). This lawsuit alleges fraudulent inducement, breach of contract and negligence by Pharm-Olam in connection with its performance as the data management vendor for the BENEFIT-ALS clinical trial. We are seeking monetary damages from Pharm-Olam. On January 23, 2015, Pharm-Olam filed a motion to dismiss the complaint, or in the alternative, to transfer the California Lawsuit to U.S. District Court for the Middle District of North Carolina. The motion to dismiss was denied in part and granted in part and the motion to transfer was denied on March 10, 2015. Pharm-Olam answered the complaint on March 24, 2015. Datatrak filed a motion to intervene on June 5, 2015, which the court granted on July 1, 2015. Datatrak seeks a declaratory judgment that the indemnification provision of the agreement between Pharm-Olam and Datatrak does not require Datatrak to indemnify Pharm-Olam for the claims asserted against Pharm-Olam by Cytokinetics.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we will require significant additional funding to enable us to conduct further development of tirasemtiv for the potential treatment of ALS, including any additional Phase 3 clinical trials that may be required by regulatory authorities to receive marketing approval for tirasemtiv. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than reimbursements, milestone and royalty payments that we may receive under our collaboration agreements with Amgen and Astellas. We may not receive any further funds under those agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if the results of preclinical studies for a drug candidate are sufficient to support such a filing, the results of preclinical studies do not necessarily predict the results of clinical trials. As an example, because the physiology of animal species used in preclinical studies may vary substantially from other animal species and from humans, it may be difficult to assess with certainty whether a finding from a study in a particular animal species will result in similar findings in other animal species or in humans. For any of our drug candidates, the results from Phase 1 clinical trials in healthy volunteers and clinical results from Phase 1 and 2 trials in patients are not necessarily indicative of the results of later and larger clinical trials that are necessary to establish whether the drug candidate is safe and effective for the applicable indication. Likewise, interim results from a clinical trial may not be indicative of the final results from that trial, and results from early Phase 2 clinical trials may not be indicative of the results from later clinical trials. For example, early Phase 2 clinical trials of tirasemtiv in patients with ALS showed encouraging dose-related trends in measurements of the ALS Functional Rating Scale in its revised form (ALSFRS-R), a clinically validated instrument designed to measure disease progression and changes in functional status, for patients receiving tirasemtiv compared to those receiving placebo. However, BENEFIT-ALS, a Phase 2b clinical trial of tirasemtiv in patients with ALS, did not achieve its primary efficacy endpoint, the mean change from baseline in the ALSFRS-R for patients receiving tirasemtiv compared to those receiving placebo.

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

The failure of a number of Phase 3 clinical trials evaluating other compounds as potential treatments for patients with ALS may suggest an increased risk that our planned Phase 3 clinical development program of tirasemtiv in patients with ALS will also fail.

The FDA has not approved any drug for the treatment of ALS since its approval of riluzole in 1995. In recent years, a number of Phase 3 clinical trials of potential treatments for ALS have failed to demonstrate the requisite efficacy for approval or for their continued development. These include Biogen Idec’s trial of dexpramipexole, known as EMPOWER, the National Institute of Neurological Disorders and Stroke’s trial of ceftriaxone, and Trophos SA’s trial of olesoxime. Tirasemtiv, like these compounds, may fail in Phase 3 clinical development if it does not show a statistically significant level of clinical efficacy or if the adverse event profile is too great compared to it benefits. Further, even if we believe the data collected from our planned Phase 3 clinical development program of tirasemtiv are promising and should support approval, the FDA or other regulatory authorities may not deem these data to be sufficient to support approval.

We have never conducted a Phase 3 clinical trial nor submitted an application for marketing authorization to regulatory authorities before, and may be unable to do so for tirasemtiv or any other drug candidates we are developing.

We are conducting VITALITY-ALS, a Phase 3 clinical trial, designed to assess the effects of tirasemtiv versus placebo on slow vital capacity (“SVC”) and other measure of respiratory function in patients with ALS. Conducting Phase 3 clinical trials and submitting a successful application for marketing authorization is complex, time consuming and expensive. We have not previously conducted a Phase 3 clinical trial and have limited experience in preparing, submitting and prosecuting a marketing authorization. Consequently, we may be unable to effectively and efficiently execute and complete in a manner that leads to the submission and approval of tirasemtiv by regulatory authorities. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from or delay us in commercializing tirasemtiv, and other product candidates we are developing.

Neither the FDA nor European regulatory authorities has accepted the primary endpoint in our Phase 3 clinical trial in patients with ALS (a statistically significant reduction in the decline in SVC) as a sufficient measure of clinical significance alone to support regulatory approval of tirasemtiv for the treatment of ALS.

To commercialize tirasemtiv, we must first demonstrate to the satisfaction of the FDA or foreign regulatory authorities that tirasemtiv is sufficiently safe and effective. To date, neither the FDA nor European regulatory authorities has indicated that the primary end point that we have specified in our Phase 3 clinical trial in patients with ALS (a statistically significant reduction in the decline in SVC) is, in and of itself, a sufficient measure of clinical significance to establish the efficacy of tirasemtiv. Our Phase 3 clinical trial will also be measuring secondary endpoints of respiratory function and patient condition to provide further evidence of the potential clinical significance of a treatment effect. However, there is no assurance as to which of these secondary endpoints (if any) will be affected even if treatment with tirasemtiv achieves the primary efficacy objective of the trial. Further, there is no assurance as to whether regulatory authorities would accept the outcome of the trial as being a sufficient demonstration of clinical efficacy even if the primary endpoint and all secondary endpoints are achieved. We will continue interactions with regulatory authorities regarding the appropriate assessment(s) of the clinical meaningfulness and potential efficacy of therapy in the ALS population. If the results of our Phase 3 clinical trial in ALS are not sufficient to persuade regulatory authorities of the safety and efficacy of tirasemtiv, either because of a failure to achieve pre-specified endpoints or because the authorities do not accept such endpoints as being sufficient, then we would be required to successfully conduct one or more additional Phase 3 clinical trials, prior to receiving marketing authorization, which would be expensive, time consuming and uncertain.

It is not known whether the FDA or other regulatory authorities would accept a single Phase 3 clinical trial as being adequate to support marketing approval of tirasemtiv, even if the results of such trial are positive.

The conventional standard for granting marketing authorization of a new investigational medicine is the demonstration of safety and efficacy in two large, well-controlled Phase 3 clinical trials. The Phase 3 trial of tirasemtiv in ALS that we are currently conducting will be the first Phase 3 trial of this drug candidate. In the case of diseases with high unmet medical need, such as ALS, regulatory authorities may exercise their discretion to approve a new pharmaceutical on the basis of a single outcomes trial (sometimes subject to the conduct of subsequent confirmatory trial(s)). However, this is always within the judgment of the regulatory authorities and is dependent on the degree of success achieved in the clinical trial. Even if our first Phase 3 trial of tirasemtiv shows positive results, regulatory authorities may require us to successfully conduct one or more additional Phase 3 clinical trials prior to receiving marketing authorization, which would be expensive, time consuming and uncertain.

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

We do not control the development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the development of omecamtiv mecarbil. Amgen is responsible for filing future applications with the FDA or other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for omecamtiv mecarbil. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America if we exercise our option to co-fund Phase 3 development costs of omecamtiv mecarbil under the collaboration. However, we cannot control whether Amgen will devote sufficient attention and resources to the development of omecamtiv mecarbil or will proceed in an expeditious manner, even if we do exercise our option to co-fund the development of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve omecamtiv mecarbil, Amgen may elect not to proceed with the commercialization of the resulting drug in one or more countries.

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

Under this strategic alliance, we have granted Astellas an exclusive license to co-develop and commercialize CK-2127107 for potential application in spinal muscular atrophy (SMA) and potentially other indications worldwide. We expect to conduct the early stage development of CK-2127107 including a Phase 2 clinical trial of patients with SMA. Unless otherwise agreed by the parties, Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

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

The discovery, development and commercialization of new drugs are costly. As a result, to the extent we elect to fund the development of a drug candidate, such as omecamtiv mecarbil, tirasemtiv or CK-2127107, or the commercialization of a drug, we will need to raise additional capital to:

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Following our conduct of the early development of CK-2127107, including the planned Phase 2 clinical trial in patients with SMA, Astellas will assume primary responsibility to conduct the manufacturing for the ongoing development of CK-2127107 worldwide. For tirasemtiv, we rely on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials, as well as other materials required to conduct our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently approved or being developed by companies such as Mitsubishi Tanabe Pharma Corporation which received approval for Radicut in Japan, Eisai which filed for approval of mecobalamin in Japan, and Neuraltus Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., Genervon Biopharmaceuticals, LLC, MediciNova, Inc., Viropharm, Pharnext, Newron, and GlaxoSmithKline plc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS.

If CK-2127107 is approved by the FDA or other regulatory authorities for the potential treatment of SMA, potential competitors include Roche, PTC Therapeutics, AveXis, Inc., Pfizer Inc., Isis Pharmaceuticals, Inc., and Bioblast Pharma, Ltd. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia and potentially other indications; Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), which is developing SAR391786, a monoclonal antibody targeted to GDF8, for sarcopenia; Eli Lilly & Company, which is developing LY2495655, a monoclonal antibody targeted to myostatin, for muscular atrophy after hip arthroplasty; Acceleron Pharma, which is developing ACE-083 for diseases such as inclusion body myositis and certain forms of muscular dystrophy; and Pfizer Inc., which is developing PF-06252616, a monoclonal antibody targeted to myostatin, in Duchenne muscular dystrophy. Novartis (in collaboration with Morphosys AG), is conducting clinical development with an activin type-IIB receptor antagonist, bimagrumab, to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function.

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide), Corlanor (ivabradine) and Entresto (LCZ696). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as bucindolol, which is being developed by ARCA Biopharma, Inc.; Reasanz (serelaxin),Tekturna and Entresto, which are being commercialized by Novartis; cenderitide (CD-NP), which is being developed by Carpicor Therapeutics, Inc.; ularitide, which is being developed by Cardiorentis Ltd.; aladorian, which is being developed by ARMGO Pharma, Inc; TRV027, which is being developed by Trevena, Inc. in partnership with Forest Laboratories, Inc.; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc.; Neurocardin, which is being developed by Zensun Sci & Tech, Ltd; and levosimendan, which was acquired for development by Tenax Therapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

All of our facilities and our important documents and records, such as electronic or hard copies of our laboratory books and records for our drug candidates and compounds and our electronic business records, are located in our corporate headquarters at a single location in South San Francisco, California near active earthquake zones. If a natural disaster, such as an earthquake or flood, a catastrophic event such as a disease pandemic or terrorist attack, or a localized extended outage of critical utilities or transportation systems occurs, we could experience a significant business interruption. Our partners and other third parties on which we rely may also be subject to business interruptions from such events. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

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

As of July 30, 2015, our executive officers, directors and their affiliates beneficially owned or controlled approximately 6.8% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of July 30, 2015, there were 5,576,048 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.28 per share, and 4,062,867 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $10.96 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

Dated: August 5, 2015	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	000-50633	April 18, 2011	4.5

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	000-50633	June 20, 2012	4.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.	8-K	000-50633	April 18, 2011	10.68

4.4	Form of Common Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.4

4.5	Form of Preferred Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.5

4.6	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.7	Form of Common Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.4

4.8	Form of Preferred Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.5

10.2	Amended and Restated 2004 Equity Incentive Plan					X

10.42	2015 Employee Stock Purchase Plan					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X