Form 10-Q
period 2015-09-30
CYTOKINETICS INC
filed 2015-11-05
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Number of shares of common stock, $0.001 par value, outstanding as of October 30, 2015: 38,847,270

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,962	$20,215
Short-term investments	72,023	63,013
Related party accounts receivable	47	46,646
Prepaid and other current assets	2,483	1,257

Total current assets	100,515	131,131
Property and equipment, net	1,481	1,637
Other assets	200	200

Total assets	$102,196	$132,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,907	$1,361
Accrued liabilities	6,759	5,400
Deferred revenue, current	21,367	17,042
Short-term portion of deferred rent	110	52

Total current liabilities	30,143	23,855
Deferred revenue, non-current	4,346	16,558
Long-term portion of deferred rent	407	491

Total liabilities	34,896	40,904

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 38,756,313 shares at September 30, 2015 and 38,659,738 shares at December 31, 2014	39	39
Additional paid-in capital	592,760	589,272
Accumulated other comprehensive income (loss)	16	(4)
Accumulated deficit	(525,515)	(497,243)

Total stockholders’ equity	67,300	92,064

Total liabilities and stockholders’ equity	$102,196	$132,968

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Research and development revenues from related parties	$3,786	$1,920	$10,087	$3,428
Research and development, grant and other revenues	27	4,761	27	14,189
License revenues from related parties	4,132	—	8,787	—
License revenues	—	2,734	—	7,565

Total revenues	7,945	9,415	18,901	25,182

Operating expenses:
Research and development	11,557	11,420	33,149	35,647
General and administrative	5,276	3,993	14,138	12,710

Total operating expenses	16,833	15,413	47,287	48,357

Operating loss	(8,888)	(5,998)	(28,386)	(23,175)
Interest and other, net	39	27	114	86

Loss before income taxes	(8,849)	(5,971)	(28,272)	(23,089)
Income tax benefit	—	—	—	—

Net loss	$(8,849)	$(5,971)	$(28,272)	$(23,089)

Net loss per share basic and diluted	$(0.23)	$(0.16)	$(0.73)	$(0.65)

Weighted-average number of shares used in computing net loss per share — basic and diluted	38,752	36,609	38,718	35,359

Other comprehensive gain:
Unrealized gains on available-for-sale securities, net	2	11	19	17

Comprehensive loss	$(8,847)	$(5,960)	$(28,253)	$(23,072)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(28,272)	$(23,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	438	353
Stock-based compensation	3,219	2,444
Gain on sale of investments	(1)	(6)
Changes in operating assets and liabilities:
Related party accounts receivable	46,598	(1,185)
Prepaid and other assets	(1,226)	(273)
Accounts payable	616	(1,863)
Accrued and other liabilities	1,341	(2,229)
Deferred revenue	(7,888)	(10,865)

Net cash provided by (used in) operating activities	14,825	(36,713)

Cash flows from investing activities:
Purchases of investments	(94,658)	(93,244)
Proceeds from sales and maturities of investments	85,668	83,748
Purchases of property and equipment	(358)	(857)

Net cash used in investing activities	(9,348)	(10,353)

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	—	39,869
Proceeds (payments) from stock based award activities and warrants, net	270	(54)

Net cash provided by financing activities	270	39,815

Net increase (decrease) in cash and cash equivalents	5,747	(7,251)
Cash and cash equivalents, beginning of period	20,215	20,158

Cash and cash equivalents, end of period	$25,962	$12,907

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $525.5 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $28.3 million and net cash provided by operations of $14.8 million for the nine months ended September 30, 2015. Cash, cash equivalents and investments increased from $83.2 million at December 31, 2014 to $98.0 million at September 30, 2015, principally due to the receipt of $45.0 million from Astellas in January 2015, partially offset by the use of cash to fund operations. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at September 30, 2015 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at September 30, 2015, and the results of operations for the three and nine months ended September 30, 2015 and the cash flows for the nine months ended September 30, 2015. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 6, 2015.

Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2015 was equal to net loss adjusted for unrealized gains and losses on investments.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 214-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim reporting periods beginning on or after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material effect upon its financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$(8,849)	$(5,971)	$(28,272)	$(23,089)

Weighted-average common shares outstanding (weighted average number of shares used in computing net loss per share) — basic and diluted	38,752	36,609	38,718	35,359

Net loss per share — basic and diluted	$(0.23)	$(0.16)	$(0.73)	$(0.65)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three and Nine Months Ended
	September 30, 2015	September 30, 2014
Options to purchase common stock	3,513	3,301
Warrants to purchase common stock	5,576	6,691
Restricted stock units	757	64
Shares issuable related to the ESPP	26	31

Total shares	9,872	10,087

Note 3 — Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Significant non-cash investing and financing activities:
Purchases of property and equipment through accounts payable	$68	$200
Purchases of property and equipment through accrued liabilities	8	33

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

Under the Amgen Agreement, as amended, the Company is eligible to receive over $350.0 million in development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments would become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities and therefore none of these milestones was deemed to be substantive. During the three and nine months ended September 30, 2015, no revenues were recognized for milestones achieved under the Amgen Agreement.

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

Revenue from Amgen was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Research and development revenues from related parties
Reimbursement of internal costs	$598	$1,747	$1,862	$3,210
Allocated consideration	—	173	21	218

Total revenues from Amgen	$598	$1,920	$1,883	$3,428

Related party accounts receivable from Amgen were as follows (in thousands):

	September 30, 2015	December 31, 2014
Related party accounts receivable — Amgen	$—	$1,642

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

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model over the initial research term of the Original Astellas Agreement. During the three and nine months ended September 30, 2015, the Company recorded $4.1 million and $8.8 million, respectively, in license revenue based on the proportional performance model. As of September 30, 2015, the Company has recognized $15.9 million of the $16.0 million upfront license fee as license revenue, and has $0.1 million of deferred license revenue under the Original Astellas Agreement.

Pursuant to the Original Astellas Agreement, the Company has recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the three months ended September 30, 2015, the Company recorded research and development revenue from Astellas of $1.6 million related to the reimbursement of internal costs and $1.6 million related to the reimbursement of other costs. During the nine months ended September 30, 2015, the Company recorded research and development revenue from Astellas of $4.1 million related to the reimbursement of internal costs and $4.1 million related to the reimbursement of other costs.

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

The Company determined that the license and the research and development services relating to the Amended Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue over the initial research term of the Amended Astellas Agreement using the proportional performance model. As of September 30, 2015, the Company has recognized $6.5 million of the $30.0 million upfront license fee as license revenue and deferred the remaining amount.

The Company believes that each of the milestones related to research and early development under the Amended Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance and each milestone will result in additional payments to the Company. During the three and nine months ended September 30, 2015, no milestone revenue for early development was recognized under this agreement. The Company is eligible to receive up to $2.0 million in research milestone payments for each future collaboration product candidate.

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

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Research and development revenues with related parties:
Reimbursement of internal costs	$1,552	$—	$4,082	$—
Reimbursement of other costs	1,636	—	4,121	—
Research and development revenues:
Reimbursement of internal costs	—	2,895	—	7,092
Reimbursement of other costs	—	1,866	—	5,023
Research and development milestone fees	—	—	—	2,000

Total research and development revenue from Astellas	$3,188	$4,761	$8,203	$14,115

Related party accounts receivable from Astellas were as follows (in thousands):

	September 30, 2015	December 31, 2014
Related party accounts receivable — Astellas	$—	$45,000

At September 30, 2015, the Company had $25.2 million of deferred revenue under the Amended Astellas Agreement, reflecting the unrecognized portion of the license revenue, allocation of consideration and payment of expenses.

Note 5 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$22,336	$—	$—	$22,336

Short-term investments — U.S. Treasury securities	$72,009	$16	$(1)	$72,024	10/2015-8/2016

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$16,932	$—	$—	$16,932

Short-term investments — U.S. Treasury securities	$63,017	$3	$(7)	$63,013	1/2015-12/2015

At September 30, 2015 there were no investments that had been in a continuous unrealized loss position for 12 months or longer. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from October 1, 2015 through October 30, 2015 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest income	$38	$26	$114	$78

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

Financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2015
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$22,336	$—	$—	$22,336
U.S. Treasury securities	72,024	—	—	72,024

Total	$94,360	$—	$—	$94,360

Amounts included in:
Cash and cash equivalents	$22,336	$—	$—	$22,336
Short-term investments	72,024	—	—	72,024

Total	$94,360	$—	$—	$94,360

	December 31, 2014
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$16,932	$—	$—	$16,932
U.S. Treasury securities	63,013	—	—	63,013

Total	$79,945	$—	$—	$79,945

Amounts included in:
Cash and cash equivalents	$16,932	$—	$—	$16,932
Short-term investments	63,013	—	—	63,013

Total	$79,945	$—	$—	$79,945

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of September 30, 2015 and December 31, 2014, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Note 7 — Stockholders’ Equity

Accumulated Other Comprehensive Income

In the first nine months of 2015 and 2014, the Company did not reclassify any unrealized gains on investments from accumulated other comprehensive income into net loss.

Warrants

As of September 30, 2015, the Company had warrants outstanding to purchase 5.6 million shares of the Company’s common stock. These warrants were issued pursuant to the June 2012 underwriting agreements the Company entered into in connection with two separate, concurrent offerings for our securities (the “June 2012 Public Offerings”).

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

Outstanding warrants as of September 30, 2015 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued pursuant to the June 2012 Public Offerings	5,576,048	$5.28	06/25/17

The 1,114,168 warrants issued pursuant to the Deerfield Agreement expired unexercised on April 20, 2015.

Committed Equity Offering

On September 4, 2015, the Company entered into an Committed Equity Offering (an “CE Offering”) that is an at-the-market issuance sales agreement (the “Cantor Fitzgerald Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), pursuant to which the Company may issue and sell shares of common stock having an aggregate offering price of up to $40.0 million, from time to time through Cantor Fitzgerald as its sales agent. The issuance and sale of these shares by the Company under the Cantor Fitzgerald Agreement, if any, are subject to the continued effectiveness of its registration statement on Form S-3, which was declared effective by the SEC on September 17, 2015 (File No. 333-206795).

Sales of the Company’s common stock through Cantor Fitzgerald, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by the Company and Cantor Fitzgerald. Subject to the terms and conditions of the Cantor Fitzgerald Agreement, Cantor Fitzgerald will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). The Company is not obligated to make any sales of common stock under the Cantor Fitzgerald Agreement. The offering of shares of common stock pursuant to the Cantor Fitzgerald Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Cantor Fitzgerald Agreement or (2) termination of the Cantor Fitzgerald Agreement. The Cantor Fitzgerald Agreement may be terminated by Cantor Fitzgerald at any time upon ten days notice to the Company or may be terminated by the Company at any time upon five days notice to Cantor Fitzgerald, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business. The Company will pay Cantor Fitzgerald a commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through Cantor Fitzgerald under the Cantor Fitzgerald Agreement. The Company has also provided Cantor Fitzgerald with customary indemnification and contribution rights. As of September 30, 2015, no shares have been issued to Cantor Fitzgerald under the Cantor Fitzgerald Agreement.

Equity Incentive Plans

Stock option activity for the nine months ended September 30, 2015 under the Company’s 2004 Equity Incentive Plan, as amended, and the Company’s 1997 Stock Option/Stock Issuance Plan was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2014	1,270,478	3,297,826	$12.62
Increase in authorized shares	3,130,000	—	—
Options granted	(1,154,130)	1,154,130	7.56
Options exercised	—	(62,325)	6.12
Options forfeited	170,665	(170,665)	7.58
Options expired	146,465	(146,465)	27.90
Restricted stock units granted	(54,000)	—

Balance at September 30, 2015	3,509,478	4,072,501	$10.94

Restricted stock unit activity for the nine months ended September 30, 2015 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2014	63,330	$8.51
Restricted stock units granted	54,000	7.96
Restricted stock units released	(42,078)	7.82
Restricted stock units forfeited	(3,500)	8.68

Unvested restricted stock units outstanding at September 30, 2015	71,752	$8.49

Restricted stock activities were limited to non-executive employees for the nine months ended September 30, 2015.

During the three months ended September 30, 2015, the Company granted 685,000 performance stock unit awards with a grant date fair value of $7.00 per share that contain performance conditions. As of September 30, 2015, all these performance stock units remain unvested.

Total employee stock-based compensation expenses were $1.1 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively and $3.2 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 8 — Interest and Other, Net

Interest income and other income primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 9 — Commitments and Contingencies

Commitments

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense was $0.8 million and $0.8 million, respectively, for the three months ended September 30, 2015 and 2014, and $2.5 and $2.5 million, respectively, for the nine months ended September 30, 2015 and 2014.

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

Note 10 — Income Taxes

During the three and nine months ended September 30, 2015 and 2014, the Company did not record a provision for income taxes because it expected to generate a net operating loss for the year ending December 31, 2015 and 2014, respectively.

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

Note 11 — Subsequent Events

As of October 30, 2015, 90,957 shares have been issued to Cantor Fitzgerald under the Cantor Fitzgerald Agreement entered into in September 2015 and as described in Note 7, for net proceeds of $0.6 million. Refer to Note 7 for further details.

In October 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford,”) as the collateral agent and a lender, and Silicon Valley Bank (“SVB,”) as a lender (Oxford and SVB collectively the “Lenders”) to fund its working capital and other general corporate needs. The Loan Agreement provided for (1) term loans of up to $40.0 million in aggregate, (2) warrants to purchase 65,189 shares of the Company’s common stock at an exercise price of $6.90 per share under the first term loan, and (3) additional warrants to purchase shares of the Company’s common stock to be based on the amount of the additional term loans and a price per share determined on the day of funding in accordance with the Grant Agreement, which is also the exercise price per share for the warrants. The Company drew down $15.0 million in funds under the Loan Agreement in October 2015, and may at its sole discretion draw down the additional $25 million under the Loan Agreement in two term loans, provided certain specified conditions stipulated in the Loan Agreement are met preceding those draws. The expiration date of the remaining term loans of $15.0 million and $10 million are June 2016 and March 2017, respectively. The Company is required to repay the outstanding principal in 36 equal installments beginning October 2017 and is due in full in in October 2020. The first term loan bears interest at a rate of 7.5% per annum. The remaining term loans, if drawn, will bear interest at a rate fixed at the time of draw, equal to the greater of (i) 7.50% and (ii) the sum of the three month U.S. LIBOR rate plus 7.31%. The loan carries prepayment penalties of 3% and 2% for prepayment within one and two years, respectively, of the loan origination and 1% thereafter. The warrants issued in the Loan Agreement became exercisable upon issuance and will remain exercisable for five years until the earlier of October 19, 2020 or the closing of a merger consolidation transaction in which the Company is not the surviving entity.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Agreement also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse changes, attachment, levy, restraint on business, cross-defaults on material indebtedness, bankruptcy, material judgments, misrepresentations, subordinated debt, governmental approvals, lien priority and delisting. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. The Loan Agreement and Warrant Agreements will be filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of October 30, 2015, all of the warrants were outstanding and exercisable. As of October 30, 2015, we have received $15.0 million from this loan and security agreement, net of issuance cost.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2015;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, Amgen Inc. and Astellas Pharma Inc. (“Astellas”), including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	the potential further development of tirasemtiv for the potential treatment of amyotrophic lateral sclerosis (ALS);

•	the expected acceptability by regulatory authorities of the effects of tirasemtiv on Slow Vital Capacity or other measures of clinical benefit related to respiratory function in patients with ALS as a Phase 3 clinical trial endpoint to support the registration of tirasemtiv as a treatment for ALS;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments and other obligations under loan and lease agreements

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected timing for recognition of compensation cost related to unvested stock options; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•	further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•	the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities may not accept Slow Vital Capacity or other measures of clinical benefit related to respiratory function as an appropriate clinical trial endpoint to support the registration of tirasemtiv for the treatment of ALS;

•	Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and related compounds, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and related compounds;

•	Astellas’ decisions with respect to the timing, design and conduct of research and development activities for CK-2127107 and other skeletal muscle activators, including decisions to postpone or discontinue research or development activities relating to CK-2127107 and other skeletal muscle activators;

•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our receipt of funds and access to other resources under our current or future strategic alliances;

•	difficulties or delays in the development, testing, manufacturing or commercialization of our drug candidates;

•	difficulties or delays, or slower than anticipated patient enrollment in our or partners’ clinical trials;

•	difficulties or delays in the manufacture and supply of clinical trial materials;

•	failure by our contract research organizations, contract manufacturing organizations and other vendors to properly fulfill their obligations or otherwise perform as expected;

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may limit the commercial potential of our drug candidates;

•	difficulties or delays in achieving market access and reimbursement for our drug candidates and the potential impacts of health care reform;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;

•	potential infringement or misuse by us of the intellectual property rights of third parties;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	accrual information provided by our contract research organizations and other vendors;

•	potential ownership changes under Internal Revenue Code Section 382; and

•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

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

Overview

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a late-stage biopharmaceutical company focused on the discovery and development of first-in-class muscle activators as potential treatments for debilitating diseases in which muscle performance is compromised and or declining . Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of skeletal or cardiac muscle. Our earlier-stage research is directed to other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

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

In July 2015, based on the findings in BENEFIT-ALS, we started VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS), a Phase 3 clinical trial designed to assess the effects of tirasemtiv versus placebo on slow vital capacity and other measures of respiratory function in patients with ALS. VITALITY-ALS is designed to confirm and extend the results observed in BENEFIT- ALS. During the third quarter of 2015, we focused on activating sites in North America and initiated enrollment of patients at certain sites.

In July 2015, we were awarded a $1.5 million grant from The ALS Association (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. The grant provides funding for collaboration among Cytokinetics, The ALS Association and the Barrow Neurological Institute to enable plasma samples collected from patients enrolled in VITALITY-ALS to be added to The Northeastern ALS Consortium (NEALS) Repository, a resource for the academic research community to identify biomarkers that may help to assess disease progression and underlying disease mechanisms in ALS. On August 28,2015 Cytokinetics achieved its first milestone under the ALSA Grant which triggered a payment of $0.5M in accordance with the ALSA Grant.

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

Under the Amended Astellas Agreement, we expanded the exclusive license previously granted Astellas under the Original Astellas Agreement to co-develop and commercialize CK-2127107 for potential application in non-neuromuscular indications worldwide to include certain neuromuscular indications as well. Concurrent with the expanded collaboration, the companies agreed to advance CK-2127107 into Phase 2 clinical development. Cytokinetics will conduct the initial Phase 2 clinical trial in patients with SMA. We anticipate initiating this trial in the fourth quarter of 2015. The development program may include other neuromuscular indications as the companies may agree. Cytokinetics and Astellas will jointly develop and may jointly commercialize CK-2127107 and other fast skeletal troponin activators in neuromuscular indications. Astellas will be responsible for the costs associated with the development of all collaboration products, including CK-2127107, subject to Cytokinetics’ option to co-fund certain development costs as described below.

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

During the three months ended September 30, 2015 and 2014, we recorded $4.1 million and $2.7 million, respectively, of license revenue and $3.2 million and $4.8 million, respectively, in reimbursement of sponsored research and development activities in connection with our strategic alliance with Astellas. During the nine months ended September 30, 2015 and 2014, we recorded $8.8 million and $7.6 million, respectively, of license revenue and $8.2 million and $14.1 million, respectively, in reimbursement of sponsored research and development activities in connection with our strategic alliance with Astellas. See our unaudited condensed consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Astellas.

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

In June 2015, we presented results from three double-blind, randomized, placebo-controlled Phase 1 studies of CK-2127107 in healthy volunteers in poster and oral presentations at the 19th International SMA Researcher Meeting held during the 2015 Annual SMA Conference. We continue to engage in planning activities in anticipation of initiating a Phase 2 clinical trial of CK-212107 in patients with SMA in collaboration with Astellas in the fourth quarter of 2015. In the first half of 2016 we anticipate that Astellas will initiate a Phase 2 clinical trial of CK-2127107 in patients with chronic obstructive pulmonary disease (“COPD”).

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

We recorded reimbursement of sponsored research and development activities in connection with our strategic alliance with Amgen of $0.6 million and $1.9 million, respectively in the three months ended September 30, 2015 and 2014, and $1.9 million and $3.4 million, respectively, in the nine months ended September 30, 2015 and 2014. See our unaudited condensed consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Amgen.

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

The expansion phase of COSMIC-HF has concluded. Approximately 450 patients with chronic heart failure and left ventricular systolic dysfunction from approximately 93 clinical sites internationally have been enrolled; more than 400 of these patients have concluded dosing in the trial. Patients were randomized 1:1:1 to receive placebo, 25 mg, or 50 mg twice daily of omecamtiv mecarbil. Escalation to the 50 mg dose depends on the plasma concentration of omecamtiv mecarbil following 2 weeks of oral dosing at 25 mg twice daily. The primary objective of the expansion phase of this trial is to characterize the safety, tolerability, and pharmacokinetics of omecamtiv mecarbil dosed orally during 20 weeks of treatment. The secondary objectives are to assess the changes from baseline in systolic ejection time, stroke volume, left ventricular end-systolic diameter, left ventricular end-diastolic diameter, heart rate and N-terminal pro-brain natriuretic peptide (a biomarker associated with the severity of heart failure) during 20 weeks of treatment.

On October 26, 2015, we announced the top-line results from COSMIC-HF. The data showed statistically significant improvements in several measures of cardiac function, including systolic ejection time, stroke volume and N-terminal-pro-brain natriuretic peptide, at 20 weeks following randomization. The pharmacodynamic effects of omecamtiv mecarbil were generally dose dependent.

Data from the expansion phase also showed that pharmacokinetic-based dose titration adequately controlled patient exposure to omecamtiv mecarbil and resulted in statistically significant decreases in cardiac dimensions and heart rate in the dose-titration group.

Adverse events, including serious adverse events, in patients on omecamtiv mecarbil appeared comparable to those on placebo. A small increase in troponin was seen among subjects receiving omecamtiv mecarbil. Events of increased troponin were independently adjudicated and none were determined to be myocardial ischemia or infarction. There was no imbalance in deaths, and cardiac adverse events were generally balanced between placebo and active treatment groups. The full trial results will be submitted to a future medical conference and for publication.

During the nine months ended September 30, 2015, Cytokinetics collaborated with Amgen on clinical and non-clinical development, regulatory planning and other activities directed to the potential advancement of omecamtiv mecarbil to a Phase 3 program.

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

Development Risks

The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:

•	the results of clinical trials of our drug candidates conducted by us or our partners may not support the further clinical development of those drug candidates;

•	further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•	the FDA and/or other regulatory authorities may not accept effects of tirasemtiv on SVC or other measures of clinical benefit related to respiratory function, as an appropriate clinical trial endpoint to support the registration of tirasemtiv for the treatment of ALS;

•	decisions made by Amgen with respect to the development of omecamtiv mecarbil and by Astellas with respect to the development of CK-2127107;

•	the uncertainty of the timing of the completion of patient enrollment and treatment in our or our partners’ clinical trials including VITALITY-ALS;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

•	the possibility that the clinical results from VITALITY-ALS may not support regulatory approval of tirasemtiv for the treatment of ALS.

•	our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management, conduct and funding of clinical trials;

•	failure by our clinical trial sites, clinical research organizations, clinical manufacturing organizations and other third parties supporting our or our partners’ clinical trials to fulfill their obligations or otherwise perform as expected;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility;

•	the possibility that results from non-clinical studies may adversely impact the timing or further development of our drug candidates; and

•	possible delays in the characterization, formulation and manufacture of drug candidates and other compounds.

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

Results of Operations

Revenues

We recorded total revenues of $7.9 million and $9.4 million for the third quarter of 2015 and 2014, respectively and $18.9 million and $25.2 million for the first nine months of 2015 and 2014, respectively.

Total revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Research and development revenues from related parties	$3,786	$1,920	$10,087	$3,428
Research and development, grant and other revenues	27	4,761	27	14,189
License revenues from related parties	4,132	—	8,787	—
License revenues	—	2,734	—	7,565

Total revenues	$7,945	$9,415	$18,901	$25,182

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Astellas and Amgen. Research and development revenues from Astellas, which became a related party in December 2014, were $3.2 million in the third quarter of 2015 and consisted of reimbursements of internal costs of certain full-time employee equivalents, and other research and development expenses. All research and development revenues from Astellas, prior to it becoming a related party are classified in research and development, grant and other revenues. Research and development revenues from Astellas were $8.2 million in the first nine months of 2015 and consisted of reimbursements of internal costs of certain full-time employee equivalents, and other research and development expenses. Revenues from Amgen were $0.6 million and $1.9 million for the third quarter of 2015 and 2014, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents, and recognition of allocated consideration related to the execution of the Amgen Agreement Amendment in June 2013.

Research and development, grant and other revenues in the third quarter of 2014 included Revenues from Astellas, prior to becoming a related party, including reimbursement of internal costs of certain full-time employee equivalents from Astellas of $2.9 million and reimbursement of third party costs from Astellas of $1.9 million. Research and development, grant and other revenues in the first nine months of 2014 included Revenues from Astellas, prior to becoming a related party, including reimbursement of internal costs of certain full-time employee equivalents from Astellas of $7.1 million, reimbursement of third party costs from Astellas of $5.0 million and milestone revenues from Astellas of $2.0 million.

Research and development revenue from Astellas for the third quarter of 2015 decreased by $1.6 million when compared to the third quarter of 2014 primarily due to the timing of internal costs related to research and development activities. Research and development revenue from Astellas for the first nine months of 2015 decreased by $5.9 million when compared to the first nine months of 2014, primarily due to the $2.0 million milestone payment related to research activities recognized in the first quarter of 2014 as well as the timing of internal costs related to research and development activities.

License revenues from related parties refers to license revenues from our strategic alliance with Astellas. License revenues from Astellas, which became a related party in December 2014, were $4.1 million and $8.8 million in the third quarter and first nine months of 2015, respectively, and consisted of recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013, using the proportional performance model and recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015, also using the proportional performance model.

License revenues refers to license revenues from our collaboration with Astellas prior to it becoming a related party in December 2014. License revenues were $2.7 million and $7.6 million in the third quarter and first nine months of 2014, respectively, and consisted of recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013, using the proportional performance model. The research activities with Astellas are anticipated to continue through December 2016 under the current agreement as amended.

We anticipate that revenue for the full year 2015 will be in the range of $31 million to $34 million.

Research and Development Expenses

Research and development expenses were $11.6 million and $11.4 million in the third quarter of 2015 and 2014, respectively.

Total research and development expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Research and development expenses	$11,557	$11,420	$33,149	$35,647

The increase of $0.2 million in research and development expenses in 2015, compared to the same period in 2014, was primarily due to an increase of $0.6 million for outsourced preclinical costs and lab expenses and an increase of $0.6 million in personnel related expenses, partially offset by decrease of $1.0 million in outsourced clinical costs related to BENEFITS-ALS that ended in 2014.

From a program perspective, the $0.2 million increase in research and development spending in the third quarter of 2015, compared to the same period in 2014, was primarily due to increased spending of $1.4 million for our skeletal muscle contractility program, tirasemtiv, for the treatment of ALS and our collaboration agreement, partially offset by a decrease of $1.3 million for our cardiac muscle contractility program.

Research and development expenses were $33.1 million and $35.6 million in the first nine months of 2015 and 2014, respectively. The decrease of $2.5 million in research and development expenses in 2015, compared to the same period in 2014, was primarily due to decreased spending of $5.0 million for outsourced clinical costs related to the completion of the BENEFIT-ALS clinical trial in in the second quarter of 2014, partially offset by an increase of $0.8 million in outsourced preclinical costs, an increase of $0.6 million in lab costs and $1.0 million in personnel-related costs due to increased headcount.

From a program perspective, the $2.5 million decrease in research and development spending in the first nine months of 2015, compared to the same period in 2014, was primarily due to decreased spending of $1.7 million for our skeletal muscle contractility program, tirasemtiv, for the treatment of ALS and our collaboration agreement, decreased spending of $1.2 million for our cardiac muscle contractility program and partially offset by a $0.4 million increase in our other research and preclinical programs.

The following presents our research and development expenses by program (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cardiac muscle contractility	$1,498	$2,800	$4,384	$5,498
Skeletal muscle contractility	8.956	7,607	25,327	27,180
All other research programs	1,102	1,012	3,454	2,970

Total research and development expenses	$11,556	$11,419	$33,165	$35,648

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

We expect our research and development expenditures to increase in 2015 compared to 2014 and that they will be in the range of $51.0 million to $54.0 million. We expect to continue development of our drug candidate tirasemtiv for the potential treatment of ALS. Under our strategic alliance with Astellas, we expect to continue development of our drug candidate CK-2127107 for the potential treatment of SMA and potentially other diseases and medical conditions associated with muscle weakness or wasting. Under our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.3 million are included in our estimate of 2015 research and development expenses.

General and Administrative Expenses

General and administrative expenses were $5.3 million and $4.0 million in the third quarter of 2015 and 2014, respectively.

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
General and Administrative expenses	$5,276	$3,993	$14,138	$12,710

The increase of $1.3 million in general and administrative expenses in 2015, compared to the same period in 2014, was primarily due to an increase of $0.7 million in outsourced costs mainly related to commercial development and outside sponsorships, $0.4 million in legal fees, and $0.2 million in personnel related expenses due to an increase in headcount. General and administrative expenses were $14.1 million and $12.7 million in the first nine months of 2015 and 2014, respectively. The $1.4 million increase in 2015, compared to the same period in 2014, was primarily due to increased spending of $0.8 million for personnel-related costs due to increased headcount, an increase of $0.6 million in legal fees, and increased spending of $0.1 million for outside services mainly related to commercial development.

We anticipate that general and administrative expenses in 2015 will increase compared to 2014 and will be in the range of $21.0 million to $23.0 million. Non-cash expenses such as stock-based compensation and depreciation of approximately $2.3 million are included in our estimate of 2015 general and administrative expenses.

Interest and Other, Net

Interest income and other income increased in the third quarter of 2015 compared to the same period in 2014, due to higher interest rates and higher average invested balances in the current year period.

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

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through September 30, 2015, we funded our operations through the sale of equity securities, equipment financings, non-equity payments from collaborators, grants and interest income.

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

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $98.0 million at September 30, 2015, compared to $83.2 million at December 31, 2014. The increase of $14.8 million was primarily due to the receipt of $45.0 million from Astellas in January 2015, partially offset by the use of cash to fund operations. Cash received from Astellas in January 2015 was in payment of a non-refundable upfront license fee of $30.0 million and a milestone payment of $15.0 million.

Net cash provided by operating activities was $14.8 million in the nine months ended September 30, 2015 and was largely due to the receipt of $45.0 million from Astellas in January 2015, partially offset by cash used by operations. The net loss for the nine months ended September 30, 2015 included non-cash stock based compensation of $3.2 million. At September 30, 2015, deferred revenue of $25.7 million related largely to the deferral of revenue for Astellas based on the proportional performance model. Net cash used in operating activities was $36.7 million in the first nine months of 2014 and was largely due to ongoing research and development activities and recognition of deferred revenue for which payment had been received in prior periods.

Net cash used in investing activities was $9.3 million in the first nine months of 2015 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $9.0 million. Net cash used in investing activities was $10.4 million in the first nine months of 2014 and was primarily due to cash used to purchase investments, net of proceeds from the maturity of investments, of $9.5 million.

Net cash provided by financing activities was $0.3 million in the first nine months of 2015 and consisted of net proceeds from issuances of restricted stock to employees and proceeds from employee stock option exercises. Net cash provided by financing activities was $39.8 million in the first nine months of 2014 and primarily consisted of the net proceeds of $37.5 million from the February 2014 public offering and $2.4 million from sales of our common stock through the MLV Agreement. As of January 8, 2014, no shares remained available to the Company for sale through MLV.

Shelf Registration Statements. In November 2013 we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allowed us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of October 30, 2015, $109.7 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf will be established at the time of such offerings.

In September 2015, we filed a registration with the SEC, which was declared effective in September 2015 (the “September 2015 Registration Statement”) in conjunction with a Controlled Equity Offering (“CE Offering”) Sales Agreement with Cantor Fitzgerald & Co. Pursuant to the terms of the CE Offering Sales Agreement we may offer and sell, from time to time through Cantor Fitzgerald, shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $40.0 million. As of September 30, 2015, there was no stock sold under this CE Offering Sales Agreement. As of October 30, 2015, $39.4 million remains available to us under the September 2015 Registration Statement.

As of September 30, 2015, future minimum payments under our lease obligations were as follows (in thousands):

	Remainder of 2015	2016 and 2017	2018 and 2019	2020 and beyond	Total
Operating leases (1)	$861	$7,130	$1,860	$—	$9,851

(1)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

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

We have incurred an accumulated deficit of $525.5 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

On November 28, 2014, Pharm-Olam International, Ltd. (“Pharm-Olam”) filed a lawsuit in the U.S. District Court for the Middle District of North Carolina, captioned Pharm-Olam International, Ltd. v. Cytokinetics, Inc. and Datatrak International, Inc., Civil Action No. 1:14-cv-01000 (the “North Carolina Lawsuit”) in connection with its performance as the data management vendor for the BENEFIT-ALS clinical trial. Under the agreement between Pharm-Olam and us, Pharm-Olam was obligated to provide a variety of services, including building and maintaining the electronic system for BENEFIT-ALS that combined the electronic data capture (“EDC”) for clinical data and the interactive web response system (“IWRS”) used for patient randomization and treatment assignments to either tirasemtiv or placebo. Pharm-Olam’s failure to conduct these services in accordance with the agreement, regulatory requirements and industry standards resulted in programming errors in the IWRS which caused delay of the trial and additional expenses. Pharm-Olam entered into an agreement with Datatrak International Inc. (“Datatrak”) by which Datatrak provided the core EDC and IWRS system for BENEFIT-ALS. In the North Carolina lawsuit, Pharm-Olam sought declaratory judgment that (1) the limitation of liability provisions in the agreement between Pharm-Olam and us are enforceable and limit Pharm-Olam’s liability for the claims asserted by us to the direct services fees, and (2) Pharm-Olam’s subcontractor, Datatrak , must indemnify, defend and hold harmless Pharm-Olam for the claims asserted against it by Cytokinetics, pursuant to the indemnification provision in the agreement between Pharm-Olam and Datatrak. On December 17, 2014, we filed a motion to dismiss or transfer the North Carolina Lawsuit to the U.S. District Court for the Northern District of California based on lack of jurisdiction and improper venue. On September 16, 2015, the U.S. District Court for the Middle District of North Carolina dismissed the North Carolina lawsuit.

On December 1, 2014, we filed a lawsuit in the U.S. District Court for the Northern District of California, captioned Cytokinetics, Inc. v. Pharm-Olam International, Ltd., Case No. 3:14-cv-05256 (the “California Lawsuit”). This lawsuit alleges fraudulent inducement, breach of contract and negligence by Pharm-Olam in connection with its performance as the data management vendor for the BENEFIT-ALS clinical trial. We are seeking monetary damages from Pharm-Olam. On January 23, 2015, Pharm-Olam filed a motion to dismiss the complaint, or in the alternative, to transfer the California Lawsuit to U.S. District Court for the Middle District of North Carolina. The motion to dismiss was denied in part and granted in part and the motion to transfer was denied on March 10, 2015. Pharm-Olam answered the complaint on March 24, 2015. Datatrak filed a motion to intervene on June 5, 2015, which the court granted on July 1, 2015. Datatrak seeks a declaratory judgment that the indemnification provision of the agreement between Pharm-Olam and Datatrak does not require Datatrak to indemnify Pharm-Olam for the claims asserted against Pharm-Olam by Cytokinetics. This is the only pending matter among the parties because the U.S. District Court for the Middle District of North Carolina dismissed the North Carolina lawsuit on September 16, 2015.

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

To the extent that we raise additional funds through strategic alliances or licensing and other arrangements with third parties, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds by issuing equity securities, our stockholders will experience additional dilution and our share price may decline. We have borrowed and in the future may borrow additional capital from institutional and commercial banking sources to fund future growth, including pursuant to our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank. To the extent that we raise additional funds through debt financing, the financing may involve additional covenants that restrict our business activities. In addition, funding from any of these sources, if needed, may not be available to us on favorable terms, or at all, or in accordance with our planned timelines.

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

Covenants in our loan and security agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, our operations may not provide sufficient revenue to meet the condition required in order to access the final loan available under the agreement and may also not provide sufficient cash to meet the repayment obligations of our debt incurred under the loan and security agreement.

Our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank provides for up to $40.0 million in term loans due on October 1, 2020, of which $15.0 million in term loans has been borrowed to date. All of our current and future assets, except for intellectual property, are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. Moreover, our ability to access any additional term loans under the loan and security agreement is subject to our ability to achieve a certain conditions, including certain clinical development milestones, which conditions we may not be able to meet and which and could adversely affect our liquidity. In addition, although we expect to borrow additional funds under the loan and security agreement, before we do so, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

If the results of one or more clinical trials with omecamtiv mecarbil, including COSMIC-HF, do not meet Amgen’s expectations at any time, Amgen may elect to terminate further development of omecamtiv mecarbil or certain of the potential clinical trials for omecamtiv mecarbil, even if the actual number of patients treated at that time is relatively small. In addition, Amgen generally has discretion to elect whether to pursue or abandon the development of omecamtiv mecarbil and may terminate our strategic alliance for any reason upon six months prior notice. If Amgen abandons omecamtiv mecarbil, it would result in a delay in or could prevent us from commercializing omecamtiv mecarbil, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Amgen, which may delay or cause the termination of any clinical trials of omecamtiv mecarbil, result in significant litigation or cause Amgen to act in a manner that is not in our best interest. If development of omecamtiv mecarbil does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Amgen with respect to omecamtiv mecarbil. If Amgen abandons development of omecamtiv mecarbil prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of omecamtiv mecarbil or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of omecamtiv mecarbil ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

If the results of one or more clinical trials with CK-2127107 do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of CK-2127107 or certain of the potential clinical trials for CK-2127107, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of CK-2127107. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the strategic alliance’s research term, which will expire December 31, 2016. If Astellas abandons CK-2127107, it would result in a delay in or could prevent us from further developing or commercializing CK-2127107, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Astellas, which may delay or cause the termination of any clinical trials of CK-2127107, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of CK-2127107 does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to CK-2127107. If Astellas abandons development of CK-2127107 prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of CK-2127107 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of CK-2127107 ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

As of October 30, 2015, our executive officers, directors and their affiliates beneficially owned or controlled approximately 6.8% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our stockholders will experience substantial additional dilution if we sell common stock under our committed equity offering, of if our outstanding options or warrants are exercised for common stock.

As of October 30, 2015, there were 90,957 shares outstanding under our Committed Equity Offering Sales Agreement with Cantor Fitzgerald, 5,641,237 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.28 per share, and 4,067,785 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $10.94 per share. The sale of additional shares of common stock under the Committed Equity Offering Sales Agreement and the exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our businesses. In addition, the terms of existing or any future debts may preclude us from paying these dividends. In addition, our ability to pay cash dividends is currently prohibited without the prior consent of the lenders pursuant to the terms of our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank.

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

Dated: November 5, 2015	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari Sharon A. Barbari
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.	8-K	000-50633	April 18, 2011	4.5

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.	8-K	000-50633	June 20, 2012	4.1

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant to Purchase Common Stock of Cytokinetics, Inc.	8-K	000-50633	April 18, 2011	10.68

4.4	Form of Common Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.4

4.5	Form of Preferred Stock Warrant Agreement	S-3	333-178189	November 25, 2011	4.5

4.6	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.7	Form of Common Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.4

4.8	Form of Preferred Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.5

10.2	Amended and Restated 2004 Equity Incentive Plan	10-Q	000-50633	May 4, 2015	10.2

10.42	2015 Employee Stock Purchase Plan	10-Q	000-50633	May 4, 2015	10.42

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X