Form 10-K
period 2015-12-31
CYTOKINETICS INC
filed 2016-03-03
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $259.6 million, computed by reference to the last sales price of $6.72 as reported by the NASDAQ Market as of June 30, 2015. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 96,371 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 26, 2016 was 39,592,808 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

Year Ended December 31, 2015

PART I

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2016;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

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

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	the potential advancement of omecamtiv mecarbil into Phase 3 clinical development;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments under loan and lease obligations;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected timing for recognition of compensation cost related to unvested stock options; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

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

Overview

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a late-stage biopharmaceutical company focused on the discovery and developments of first-in-class muscle activators as potential treatment for debilitating diseases in which muscle performance is compromised and/or declining. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of skeletal or cardiac muscle. We are also conducting earlier-stage research directed to other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

Our lead drug candidate from our skeletal muscle contractility program, tirasemtiv (formerly known as CK-2017357), is a fast skeletal muscle troponin activator. Cytokinetics retains exclusive rights to tirasemtiv and is independently developing this drug candidate for the potential treatment of ALS. We conducted a Phase 2 clinical trials program for tirasemtiv, including a Phase 2b clinical trial in patients with ALS, known as BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS). Based on the results of BENEFIT-ALS, we started a Phase 3 clinical development program for tirasemtiv in patients with ALS in July 2015 known as VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS). Tirasemtiv has been granted orphan drug designation and fast track status by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for the potential treatment of ALS.

We are also developing CK-2127107, a structurally distinct fast skeletal muscle troponin activator, under a strategic alliance with Astellas established in June 2013 and expanded in December 2014. Astellas holds an exclusive license to develop and commercialize CK-2127107 worldwide, subject to our development and commercialization participation rights. Under this strategic alliance, Cytokinetics conducted five Phase 1 clinical trials of CK-2127107 and started a Phase 2 clinical trial of CK-2127107 in patients with spinal muscular atrophy (SMA) in December 2015. CK-2127107 is also being evaluated for the potential use in other indications associated with muscle weakness. We expect that Astellas will initiate a Phase 2 clinical trial in patients with chronic obstructive pulmonary disease (“COPD”) in the first half of 2016. We are also conducting joint research with Astellas directed to next-generation skeletal muscle activators. Further details regarding our strategic alliance with Astellas can be found below in Item 1 of this report under “Research and Development Programs — Skeletal Muscle Contractility Program — CK-2127107 and Other Skeletal Muscle Activators — Astellas Strategic Alliance.”

Our lead drug candidate from our cardiac muscle contractility program, omecamtiv mecarbil (formerly known as CK-1827452), is a novel cardiac muscle myosin activator that is being developed under a strategic alliance with Amgen. Amgen holds an exclusive license to develop and commercialize omecamtiv mecarbil worldwide, subject to our development and commercialization participation rights.

Omecamtiv mecarbil has been the subject of an extensive Phase 1 and Phase 2 clinical trials program. In October 2015, we announced the results of COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure), the last planned Phase 2 trial of omecamtiv mecarbil to be completed prior to a decision regarding the potential advancement of this drug candidate to Phase 3. COSMIC-HF was designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction and its effects on echocardiographic measures of cardiac function. An intravenous formulation of omecamtiv mecarbil was studied in a Phase 2b clinical trial known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), which was designed to evaluate the safety and efficacy of omecamtiv mecarbil in patients with left ventricular systolic dysfunction who are hospitalized with acute heart failure. We expect to continue our joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program in 2016. Further details regarding our strategic alliance with Amgen can be found below in Item 1 of this report under “Research and Development Programs — Cardiac Muscle Contractility Program — Amgen Strategic Alliance.”

All of our drug candidates have demonstrated evidence of potentially clinically relevant pharmacodynamic activity in humans. In 2016, we expect to continue to focus on translating the observed pharmacodynamic activity of these compounds into potentially meaningful clinical benefits for patients.

Following is a summary of the planned clinical development activities for our drug candidates:

Drug Candidate (Mechanism of Action)	Partnership Status	Potential Indication(s)	Stage of Development	Development Status and Planned Development Activities
Skeletal Muscle Contractility Program

Tirasemtiv (fast skeletal muscle troponin activator)	Cytokinetics developing independently	ALS	Phase 3	• We started a Phase 3 clinical development program for tirasemtiv in patients with ALS in the third quarter of 2015. We anticipate that the trial will be fully enrolled in the first half of 2016.

CK-2127107 (fast skeletal muscle troponin activator)	Partnered with Astellas	SMA COPD	Phase 2

•  We started a Phase 2 clinical trial in patients with SMA in December 2015. We anticipate that the trial will complete enrollment in the second half of 2016.

•  We anticipate that in the first half of 2016, Astellas will initiate a Phase 2 clinical trial in patients with chronic obstructive pulmonary disease (“COPD”)

Cardiac Muscle Contractility Program

Omecamtiv mecarbil (cardiac muscle myosin activator)	Partnered with Amgen	heart failure (oral administration)	Phase 2	• We reported results from COSMIC-HF in November 2015. • Expect to make a decision regarding the potential advancement to Phase 3 in the coming months.

Omecamtiv mecarbil (cardiac muscle myosin activator)	Partnered with Amgen	heart failure (IV administration)	Phase 2	• ATOMIC-HF completed in 2013.

All of our drug candidates have arisen from our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. Each of our drug candidates has a novel mechanism of action compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a productive area for drug discovery. We intend to leverage our experience in muscle contractility in order to expand our current pipeline, and expect to identify additional potential drug candidates that may be suitable for clinical development.

Corporate Strategy

We are a late-stage biopharmaceutical company focused on discovering, developing and commercializing first-in-class muscle activators as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. As a leader in muscle biology and the mechanics of muscle performance, the company is developing small molecule drug candidates specifically engineered to increase muscle function and contractility. Over the next 5 years, our goal is to discover, develop and commercialize novel drug products that modulate muscle function in ways that may benefit people living with serious diseases or medical conditions, with the intent of establishing a fully integrated biopharmaceutical company.

The five key components of our Corporate Strategy, “Vision 2020: Empowering Our Future,” are:

•

Conduct late-stage clinical development of novel, first-in-class muscle activators for the potential treatment of ALS, SMA, heart failure and other diseases impacting muscle function.    As we enter 2016, our portfolio consists of three products that are in mid-late stage clinical development in three therapeutic areas, namely ALS, SMA and heart failure. We believe that by focusing on these disease areas characterized by well-organized physician-investigator groups, significant unmet clinical needs, and strong patient and disease advocacy, we may enhance our effectiveness in enrolling and conducting clinical trials that may answer important questions about the dosing, tolerability, pharmacokinetics and pharmacodynamics as well as the potential safety and efficacy of our drug candidates. We believe that our considered clinical trial designs and well-executed development programs can improve our ability to realize value from our and our partners’ clinical development activities. As we advance our drug candidates into later-stage clinical development, we extensively evaluate previous clinical trial designs and results to assess key learnings that may be applied to our late-stage clinical development activities. We believe this may result in more successful later-stage clinical development activities that may increase the likelihood of achieving our objectives to develop effective therapies that may address the needs of people living with these devastating diseases.

•

Collaborate with patient communities to support the urgent development of new medicines for diseases of impaired muscle function with pressing unmet medical needs.    Central to our corporate strategy are the people living with a disease or medical condition characterized by impaired muscle function. We focused our development and commercialization activities on diseases that lack effective therapies and, in some cases, those with no approved medicines. We recognize that by applying our extensive knowledge of muscle biology towards the development of novel therapies for the people living with these diseases, not only patients but their caregivers and families, we aim to improve their lives. As such, we need to collaborate with these individuals and their communities to ensure our therapeutics are addressing their urgent needs and that we understand and appreciate the issues associated with these diseases and conditions. We work collaboratively with entities, such as patient advocacy groups, that are focused on policies, guidelines and practices to accelerate development and commercialization of novel therapies, where possible and appropriate, and on ensuring that the voice of their constituency is heard.

•

Mature our company operations to enable development, registration and commercialization of muscle biology drug candidates across North America and Europe.    With a focus on disease areas for which there are serious unmet medical needs, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as hospital specialists and disease-specific centers of excellence, which may be addressed by a smaller, targeted sales force. In preparing for the potential commercialization of our drug candidates directed to these markets, we are focusing our activities on a broad range of issues facing patients and payors, including the principal drivers of clinical and economic burdens associated with these diseases. We also seek to focus on opportunities that the multiple constituencies and stakeholders for these markets may recognize as creating value. Accordingly, targeting unmet medical needs in these areas may provide us competitive opportunities and support development of a franchise in diseases involving muscle weakness, wasting and fatigue. In these markets, we believe that a company with limited resources may be able to compete effectively against larger, more established companies with greater financial and commercial resources. For these opportunities, we intend to develop clinical development and sales and marketing capabilities in North America and Europe with the goal of becoming a fully integrated biopharmaceutical company.

•

Advance next-generation skeletal and cardiac muscle activator compounds into clinical development by leveraging existing research collaborations.    We take a purpose-driven approach by leveraging our extensive muscle biology expertise to engineer compounds with specific characteristics aimed at treating diseases that impact muscle function. By increasing muscle strength and performance, the potential treatments we are developing may preserve and extend independence and self-reliance in people suffering from debilitating diseases. We have established select strategic alliances to support our drug development programs while preserving significant development and commercialization rights. We believe that such alliances may allow us to obtain financial support and to capitalize on the therapeutic area expertise and resources of our partners that can potentially accelerate the development and commercialization of our drug candidates. Where we deem appropriate, we plan to retain certain rights to participate in the development of drug candidates and commercialization of potential drugs arising from our programs and alliances, so that we can expand and capitalize on our own internal development capabilities and build our commercialization capabilities.

•

Progress proprietary research programs focused on muscle metabolism, growth and energetics into development under new collaborations.    We believe that our extensive understanding of muscle biology and our proprietary research technologies should enable us to discover and potentially to develop drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs and which may have application across a broad array of diseases and medical conditions. We expect that we may be able to leverage our expertise in muscle contractility to expand programs related to other areas of muscle function and which may extend to the potential treatment of other serious medical diseases and conditions. Progressing related programs in parallel may afford us an opportunity to build a broader business that could benefit from multiple products that serve related clinical and commercial needs associated with impaired muscle function, muscle weakness and fatigue. In addition, this strategy may enable us to diversify certain technical, financial and operating risks by advancing several drug candidates in parallel.

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

Small molecules that affect muscle contractility may have several applications for a variety of serious diseases and medical conditions. For example, certain diseases and medical conditions associated with muscle weakness may be amenable to treatment by enhancing the contractility of skeletal muscle. Similarly, heart failure is a disease often characterized by impaired cardiac muscle contractility which may be treated by modulating the contractility of cardiac muscle. Because the modulation of the contractility of different types of muscle, such as cardiac and skeletal muscle, may be relevant to multiple diseases or medical conditions, we believe we can leverage our expertise in these areas to more efficiently discover and develop potential drug candidates that modulate the applicable muscle type for multiple indications.

We are currently developing a number of small molecule compounds arising from our muscle contractility programs.

Tirasemtiv is our lead drug candidate from our skeletal muscle contractility program. Potential indications for which this drug candidate may be useful include skeletal muscle weakness associated with neuromuscular diseases, such as ALS. We have conducted a Phase 2 clinical trials program for tirasemtiv, and started a Phase 3 clinical development program of this drug candidate in patients with ALS in the July 2015.

CK-2127107, another drug candidate from this program, is partnered with Astellas world-wide for the potential treatment of SMA and potentially other neuromuscular and non-neuromuscular indications associated with muscle weakness. We conducted a Phase 1 clinical trials program for CK-2127107 under this collaboration. We started a Phase 2 clinical trial of CK-2127107 in patients with SMA in December 2015. We anticipate that in the first half of 2016, Astellas will initiate a Phase 2 clinical trial in patients with chronic obstructive pulmonary disease (“COPD”). Cytokinetics and Astellas continue to evaluate other indications which may be suitable for CK-2127107 or other skeletal sarcomere activators under the collaboration.

Omecamtiv mecarbil, a novel cardiac muscle myosin activator, is partnered with Amgen world-wide for the potential treatment of heart failure. Phase 2 clinical trials were conducted with both intravenous and oral formulations of omecamtiv mecarbil. An intravenous formulation of omecamtiv mecarbil was studied in ATOMIC-AHF, a Phase 2b clinical trial in patients with acute heart failure, and an oral formulation of omecamtiv mecarbil was studied in COSMIC-HF, a Phase 2 clinical trial in patients with heart failure.

We are continuing to conduct discovery, characterization and lead optimization activities for other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

Research and Development Expense.    Our research and development expenses were $46.4 million, $44.4 million and $49.5 million for 2015, 2014 and 2013, respectively.

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

Tirasemtiv is the lead drug candidate from this program. We retain exclusive rights to tirasemtiv. We have conducted a Phase 2 clinical development program for tirasemtiv, and we started a Phase 3 clinical trial for this drug candidate in patients with ALS in July 2015. We are also developing another drug candidate from this program, CK-2127107, which has been evaluated in Phase 1 clinical trials in collaboration with Astellas for potential indications associated with muscle weakness. We started a Phase 2 clinical trial for CK-2127107 in patients with SMA in December 2015 Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv.    Tirasemtiv, a fast skeletal troponin activator, is the lead drug candidate from our skeletal muscle contractility program. We conducted three “evidence of effect” Phase 2a clinical trials, including two Phase 2 dosing trials, of tirasemtiv. These evidence of effect clinical trials were randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of tirasemtiv administered to patients with impaired muscle function. These studies were intended to translate the mechanism of action of tirasemtiv into potentially clinically relevant pharmacodynamic effects. The first of these trials was conducted in patients with ALS, a chronic and progressive disease in which the motor neurons die, thus denervating skeletal muscles and causing them to atrophy. This leads to weakness, fatigue, and eventually complete paralysis and death, primarily from respiratory complications. The second of these trials was conducted in patients with myasthenia gravis, a chronic, autoimmune, neuromuscular disease which is the most common primary disorder of neuromuscular transmission. The third of these trials was conducted in patients with symptoms of claudication, which is pain or cramping in the leg muscles due to inadequate blood flow during exercise, associated with peripheral artery disease. Evidence of potentially clinically relevant pharmacodynamic effects was observed in each of these trials.

In 2014, we completed BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS), a Phase 2b clinical trial of tirasemtiv in patients with ALS and reported the results from BENEFIT-ALS in April 2014. We concluded that in this trial effects observed on slow vital capacity (“SVC”), a measure of the strength of the skeletal muscles responsible for breathing, in patients treated with tirasemtiv were robust and potentially clinically meaningful and support further evaluation of tirasemtiv in a Phase 3 clinical trial, known as VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS).

Tirasemtiv Clinical Development

BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS).    In 2012, we initiated BENEFIT-ALS, a Phase 2b, multi-national, double-blind, randomized, placebo-controlled, clinical trial designed to evaluate the safety, tolerability and efficacy of tirasemtiv in patients with ALS.

In 2014, BENEFIT-ALS results were presented at the 66th Annual Meeting of the American Academy of Neurology. BENEFIT-ALS did not achieve its primary efficacy endpoint, the mean change from baseline in the ALS Functional Rating Scale in its revised form (ALSFRS-R; p = 0.11). Treatment with tirasemtiv resulted in a statistically significant and potentially clinically meaningful reduction in the decline of slow vital capacity (SVC), a measure of the strength of the skeletal muscles responsible for breathing. SVC has been shown to be an important predictor of disease progression and survival in prior trials of patients with ALS. At week 12, the decline in SVC from baseline was -3.12 for patients receiving tirasemtiv versus -8.66 for those receiving placebo (p < 0.0001). From week 0 to week 12, the slope of decline in SVC measured as percentage points per day was -0.0394 for patients receiving tirasemtiv versus -0.0905 for those receiving placebo (p = 0.0006).

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

Later in 2014, we announced that we had completed our review of results from BENEFIT-ALS and concluded that effects observed on SVC in patients treated with tirasemtiv were robust and potentially clinically meaningful. We engaged with regulatory authorities in the U.S. and Europe regarding results from BENEFIT-ALS and have advanced tirasemtiv into Phase 3 clinical development.

VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS):    In July 2015, we started VITALITY-ALS, a Phase 3 clinical trial designed to assess the effects of tirasemtiv versus placebo on slow vital capacity and other measures of respiratory function in patients with ALS. VITALITY-ALS is designed to confirm and extend the results observed in BENEFIT-ALS.

VITALITY-ALS is a multi-national, randomized, double-blind, placebo-controlled trial that was originally designed to enroll 445 patients with possible, probable or definite ALS diagnosed within 24 months, and with a baseline vital capacity > 70 % of predicted, based on age, sex, and height. Patients may be enrolled whether or not they are on riluzole therapy. The primary endpoint of the trial will assess change from baseline in SVC, to be assessed after 24 weeks of double-blind, placebo-controlled treatment. Secondary endpoints include time to decline from baseline in percent predicted SVC by ≥ 20 percentage points or the onset of respiratory insufficiency or death; time to decline from baseline in percent predicted SVC to ≤ 50 percent predicted or the onset of respiratory insufficiency or death; time to first occurrence of any use of assisted ventilation or death; time to decline in any of the three respiratory domains of the ALSFRS-R or death; and change in the Mega-Score of muscle strength.

Patients enrolled in VITALITY-ALS will receive two-weeks of open-label treatment with tirasemtiv administered at 250 mg/day and will then be randomized to double-blind treatment with placebo or one of three target tirasemtiv dose levels (250 mg/day, 375 mg/day, 500 mg/day) in a 3:2:2:2 ratio for a total of 48 weeks of randomized, double-blind, placebo-controlled treatment. Then in a four-week double-blind, tirasemtiv withdrawal phase, patients on tirasemtiv will be randomized either to continue the double-blind tirasemtiv dose they were receiving or to be withdrawn to placebo in a 1:1 ratio. Patients who had been receiving placebo during the 48 weeks of double-blind, placebo-controlled treatment will continue to receive placebo. We expect VITALITY-ALS to be conducted in more than 75 centers in 11 countries in North America and Europe and to include most of the sites who participated in BENEFIT-ALS.

The design of VITALITY-ALS addresses certain observations from BENEFIT-ALS. VITALITY-ALS provides for a longer open label phase (one week in BENEFIT-ALS versus two weeks in VITALITY-ALS) prior to patient randomization. The longer open label phase in VITALITY-ALS provides more time for patients to acclimate to potential side effects of tirasemtiv to potentially reduce the rate of early termination on study medication post randomization as compared to BENEFIT-ALS. In addition, VITALITY-ALS randomizes patients to three different target dose levels to evaluate the potential effect of dose on the safety, tolerability and efficacy of tirasemtiv. Patients in BENEFIT-ALS were randomized to one target dose level of 500 mg/day and investigators were encouraged to up-titrate patients to their maximally tolerated dose levels. In addition in VITALITY-ALS, patients are up-titrated more slowly (two weeks at each dose level before up-titration in VITALITY-ALS versus one week in BENEFIT-ALS). We believe these and other design changes in VITALITY-ALS may decrease the rate of early terminations on tirasemtiv after randomization compared to the rate we observed after randomization in BENEFIT-ALS.

In 2015, we focused on the start-up phase of VITALITY-ALS, activating and initiating patient enrollment in a majority of the clinical trial sites in North America that are expected to participate in the trial. In the first quarter of 2016, we expect to activate other clinical trial sites in North America and Europe. VITALITY-ALS is expected to complete enrollment in the first half of 2016 with results anticipated in the third quarter of 2017.

In January 2016, we amended the protocol of VITALITY-ALS to provide for an increase in the number of patients to be enrolled in the clinical trial from approximately 445 patients to approximately 600 patients.

Increasing the number of patients enrolled in VITALITY-ALS will increase the statistical power to detect a difference in the primary efficacy endpoint (change from baseline in SVC at 24 weeks) between tirasemtiv and placebo.

Also in January 2016, in collaboration with Knopp Biosciences, we presented exploratory analyses of data from patients with ALS combined from three different sources: First, the placebo data from EMPOWER, the Phase 3 clinical trial of Knopp’s dexpramipexole in patients with ALS, second, the placebo data from Cytokinetics’ Phase 2b study of tirasemtiv in patients with ALS, BENEFIT-ALS, and finally, the open-access Pro-Act database. These combined databases included multiple observations of SVC over time from over 900 patients with ALS. Our analyses of this combined database demonstrated that the rate of decline of SVC predicts the risk of meaningful clinical events, including a decline in any one of the three respiratory questions of the ALSFRS-R, as well as the time to the first occurrence of respiratory insufficiency, tracheostomy or death.

In July 2015, we were awarded a $1.5 million grant from The ALS Association (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. The grant provides funding for collaboration among Cytokinetics, The ALS Association and the Barrow Neurological Institute to enable plasma samples collected from patients enrolled in VITALITY-ALS to be added to The Northeastern ALS Consortium (NEALS) Repository, a resource for the academic research community to identify biomarkers that may help to assess disease progression and underlying disease mechanisms in ALS. On August 28, 2015 Cytokinetics achieved its first milestone under the ALSA Grant which triggered a payment of $0.5 million in accordance with the ALSA Grant. We recorded $0.1 million as grant revenue as qualified expenses were incurred and approved by management. At December 31, 2015, we had $0.4 million of deferred revenue under the ALSA Grant, reflecting the unrecognized portion of the grant revenue.

Tirasemtiv Strategic and Commercial Planning.    During 2015, we continued preparing for the potential commercialization of tirasemtiv. These activities included interactions with manufacturers, and corporate development and commercial planning activities to support various scenarios. We expect to continue to engage extensively with ALS experts, both neuromuscular and pulmonary, and with payors, regulatory authorities and patient advocacy groups as we develop plans for the potential commercialization of tirasemtiv as a treatment for patients living with ALS. These commercialization plans will include market assessment and corporate development activities to support the launch of tirasemtiv in the U.S. and Europe, if appropriate.

Background on ALS Market.    Limited options exist for the treatment of patients with ALS, which affects as many as 30,000 Americans, with an estimated 5,600 new cases diagnosed each year in the U.S. Based on our primary market research, the per capita prevalence and incidence appears similar in the major European markets. ALS is 20% more common in men than women; however, with increasing age, the prevalence becomes more equal between men and women. The life expectancy of an ALS patient averages two to five years from the time of diagnosis, mostly due to respiratory issues. Of the patients diagnosed with ALS, 5 to 10% have a family history of the disease (familial ALS) and remaining 90 to 95% have the sporadic form. The majority of patients with ALS in the U.S. and Europe receive treatment at multidisciplinary centers that specialize in the unique needs of these patients. In the U.S., there are approximately 104 ALS centers of excellence, according to either the ALS Association or the Muscular Dystrophy Association. For most patients with ALS, death is usually due to respiratory failure because of diminished strength in the skeletal muscles responsible for breathing. We believe that the majority of ALS patients in the U.S. and Europe are treated at ALS centers of excellence; therefore, it is a concentrated market. We believe that there is a need for novel therapies to address the urgent unmet medical issues of this patient population which could be addressed by a small, targeted sales force. If tirasemtiv is approved by regulatory authorities in the U.S. or Europe for commercialization for ALS, we believe that we may be able to independently commercialize tirasemtiv in these concentrated markets.

CK-2127107 and Other Skeletal Muscle Activators

Astellas Strategic Alliance.    CK-2127107 is being developed jointly by Cytokinetics and Astellas. In December 2014, we entered into an Amended and Restated License and Collaboration Agreement with Astellas (the “Amended Astellas Agreement”). This agreement superseded the License and Collaboration Agreement between Cytokinetics and Astellas of June 2013 (the “Original Astellas Agreement”). The Amended Astellas Agreement expanded the objective of the collaboration of advancing novel therapies for diseases and medical conditions associated with muscle weakness to include SMA and potentially other neuromuscular indications for CK-2127107 and other fast skeletal troponin activators, in addition to the non-neuromuscular indications provided for in the Original Astellas Agreement.

Under the Amended Astellas Agreement, we expanded the exclusive license previously granted Astellas under the Original Astellas Agreement to co-develop and commercialize CK-2127107 for potential application in non-neuromuscular indications worldwide to include certain neuromuscular indications as well. Concurrent with the expanded collaboration, the companies agreed to advance CK-2127107 into Phase 2 clinical development. Cytokinetics started a Phase 2 clinical trial of CK-2127107 in patients with SMA in December 2015. The development program may include other neuromuscular indications as the companies may agree. Cytokinetics and Astellas will jointly develop and may jointly commercialize CK-2127107 and other fast skeletal troponin activators in neuromuscular indications. Astellas will be responsible for the costs associated with the development of all collaboration products, including CK-2127107, subject to Cytokinetics’ option to co-fund certain development costs as described below.

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

Cytokinetics received a non-refundable upfront payment of $30.0 million in connection with the execution of the Amended Astellas Agreement. Also, in conjunction with the execution of the Amended Astellas Agreement, we entered into a common stock purchase agreement which provided for the sale of 2,040,816 shares of our common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million, which was received in December 2014. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to our common stock. Concurrently, Cytokinetics earned a $15.0 million milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. Cytokinetics is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the Amended Astellas Agreement.

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

CK-2127107 Clinical Development

Phase 1 Clinical Trials Program:    We completed five Phase 1 clinical trials evaluating safety, tolerability and pharmacokinetics and pharmacodynamics of CK-2127107 in both oral tablet and liquid suspension formulations in healthy volunteers. These include a single ascending dose study (Study CY 5011), a multiple ascending dose study in young vs. elderly subjects (CY 5012), a PK/PD study (CY 5013), a formulation study (CY 5014) and a food effect study (CY 5015). The Phase 1 clinical trials demonstrated that CK-2127107 appeared well-tolerated in healthy volunteers and that exposures generally increased across the dose ranges studied. CK-2127107 increased the response of muscle to neuromuscular input in a dose and plasma concentration related fashion in healthy volunteers consistent with preclinical observations. In addition, an oral tablet formulation of CK-2127107 appears appropriate for use in Phase 2 clinical trials.

Phase 2 Clinical Development:    Cytokinetics started a Phase 2 clinical trial of CK-2127107 in patients with SMA (CY 5021) in December 2015. The clinical trial is designed to assess effects of CK-2127107 on multiple measures of muscle function in both ambulatory and non-ambulatory patients with SMA. a severe, genetic neuromuscular disease that leads to debilitating muscle wasting and progressive, often fatal, muscle weakness. The primary objective of this double-blind, randomized, placebo-controlled clinical trial is to determine the potential pharmacodynamic effects of a suspension formulation of CK-2127107 following multiple oral doses in patients with Type II, Type III, or Type IV SMA. Secondary objectives are to evaluate the safety, tolerability and pharmacokinetics of CK-2127107. The trial will enroll seventy-two patients in two sequential, ascending dose cohorts (two cohorts of 36 patients each, stratified half ambulatory and half non- ambulatory).

The first cohort of patients will receive 150 mg of CK-2127107 dosed twice daily for eight weeks; the second cohort of patients will receive 450 mg of CK-2127107 dosed twice daily or a lower dose, depending on the data from the first cohort. At the conclusion of the trial, approximately 24 patients will have been randomized to placebo, approximately 24 patients to 150 mg of CK-2127107 twice daily and approximately 24 patients to 450 mg of CK-2127107 twice daily (or a lower dose, pending the review of data from the first cohort). In each of these three treatment groups of approximately 24 patients each, roughly half will be ambulatory and half will be non-ambulatory. Multiple assessments of skeletal muscle function and fatigability will be performed including respiratory assessments, upper limb strength and functionality for non-ambulatory patients, as well as six-minute walk and timed-up-and-go for ambulatory patients.

An additional Phase 2 clinical trial to be conducted by Astellas in collaboration with Cytokinetics, will study CK-2127107 in patients with chronic obstructive pulmonary disorder (“COPD”) and is expected to be initiated in the first half of 2016.

Background on SMA Market:    Spinal muscular atrophy (SMA) is a severe neuromuscular disease that occurs in 1 in every 6,000 to 10,000 live births each year resulting in a prevalence of 10,000 to 25,000 patients in the U.S., and is one of the most common fatal genetic disorders. SMA manifests in various degrees of severity as progressive muscle weakness resulting in respiratory and mobility impairment. There are four types of SMA, distinguished by the time of the initial onset of muscle weakness and the severity of related symptoms: Type I (severe), Type II (intermediate), Type III (juvenile) and Type IV (adult onset). Life expectancy and disease severity varies by type of SMA from Type I, who have the worst prognosis and a life expectancy of approximately two years from birth, to Type IV, who have a normal life span but with gradual weakness in the proximal muscles of the extremities resulting in mobility issues. Type II, III and IV patients are often characterized by their ambulatory status as it is an important driver of clinical decisions and care. Few treatment options exist for these patients, resulting in a high unmet need for new therapeutic options to ameliorate symptoms, improve muscle function and modify disease progression.

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

Under the Amgen Agreement as amended we are eligible for potential pre-commercialization and commercialization milestone payments of over $650.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding Phase 3 development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

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

Omecamtiv Mecarbil.    Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both for use in the hospital setting and for use in the outpatient setting.

Omecamtiv Mecarbil Clinical Development

Phase 2 Clinical Development Program

COSMIC-HF.    COSMIC-HF is a Phase 2, double-blind, randomized, placebo-controlled, multicenter, clinical trial designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction as well as its effects on echocardiographic measures of cardiac function. COSMIC-HF was conducted by Amgen in collaboration with Cytokinetics. The study began with two dose escalation cohorts of 40 patients each, randomized 1:1:1:1 to placebo or one of three different modified release oral formulations of omecamtiv mecarbil for seven days. The omecamtiv mecarbil dose in the first of these two dose escalation cohorts was 25 mg twice daily; in the second, it was 50 mg twice daily. The purpose of the dose escalation cohorts was to select one of the three modified release oral formulations of omecamtiv mecarbil for further evaluation in a larger group of patients treated for a longer period of time.

The expansion phase of COSMIC-HF was designed to evaluate the pharmacokinetics, pharmacodynamics, safety and tolerability of the modified release oral formulation omecamtiv mecarbil selected based on the results of the two dose escalation cohorts in 448 patients with chronic heart failure and left ventricular systolic dysfunction. Patients were randomized 1:1:1 to receive either placebo or treatment with omecamtiv mecarbil 25 mg twice daily or a dose titration group where 25 mg twice daily dosing could be increased to 50 mg twice daily depending on plasma concentrations of omecamtiv mecarbil after two weeks of treatment with the 25 mg dose.

In November 2015, we announced the results from the expansion phase of COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure) that were presented at American Heart Association in Orlando, Florida. Data from the expansion phase showed that dose titration controlled patient exposure to omecamtiv mecarbil. Approximately 60 percent of patients in the dose titration group escalated dosing to 50 mg twice daily. The study met its primary pharmacokinetics objective.

Following 20 weeks of treatment, statistically significant improvements were observed in pre-specified secondary endpoint measures of cardiac function in the dose titration group, compared to placebo. Systolic ejection time increased by 25.0 msec (p<0.001), stroke volume increased by 3.63 mL (p=0.022) and heart rate decreased by 2.97 beats per min (p=0.007). Left ventricular end-systolic and end-diastolic dimensions decreased by 1.79 mm (p=0.003) and 1.29 mm (p=0.013), respectively, and were associated with statistically significant reductions in left ventricular end-systolic and end-diastolic volumes. N-terminal pro-brain natriuretic peptide (NT-proBNP) decreased by 970 pg/mL (p=0.007). Additionally, in the 25 mg twice daily group, there were statistically significant increases in systolic ejection time and stroke volume and a decrease in NT-proBNP. All changes are from baseline compared to placebo. The pharmacodynamic effects of omecamtiv mecarbil were generally dose dependent and larger in patients that received oral dosing with 50 mg twice daily.

Adverse events (AEs), including serious AEs, in patients on omecamtiv mecarbil were comparable to placebo. The incidence of adjudicated deaths (2.7 percent died on placebo, 1.4 percent died on omecamtiv mecarbil), myocardial infarction (1.34 percent on placebo, 0.34 percent on omecamtiv mecarbil) and unstable angina (0 percent on placebo, 0.34 percent on omecamtiv mecarbil) was similar. Other cardiac AEs were generally balanced between placebo and active treatment groups. In the omecamtiv mecarbil groups, compared to placebo, cardiac troponin increased by 0.001 ng/mL and 0.006 ng/mL (median change from baseline at week 20) in the 25 mg twice daily group and dose titration group, respectively. Events of increased troponin (n=278 across all treatment groups) were independently adjudicated and none were determined to be myocardial ischemia or infarction.

ATOMIC-AHF.    ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure) was an international, randomized, double-blind, placebo-controlled, Phase 2b clinical trial of intravenous omecamtiv mecarbil in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure, completed in 2013. ATOMIC-AHF was conducted by Amgen in collaboration with Cytokinetics. This clinical trial enrolled over 600 patients in three sequential, ascending-dose cohorts. In each cohort, patients were randomized to receive omecamtiv mecarbil or placebo. The primary efficacy objective of this trial was to evaluate the effect of 48 hours of intravenous omecamtiv mecarbil compared to placebo on dyspnea (shortness of breath). The secondary objectives were to assess the safety and tolerability of three dose levels of intravenous omecamtiv mecarbil compared with placebo and to evaluate the effects of 48 hours of treatment with intravenous omecamtiv mecarbil on additional measures of dyspnea, patients’ global assessments, change in N-terminal pro brain-type natriuretic peptide (a biomarker associated with the severity of heart failure) and short-term clinical outcomes in these patients. In addition, the trial evaluated the relationship between plasma concentrations of omecamtiv mecarbil and echocardiographic parameters in patients with acute heart failure.

The primary efficacy endpoint of dyspnea symptom response was not met; however, the study demonstrated favorable trends between the dose and plasma concentration of omecamtiv mecarbil and dyspnea response. The incidence of worsening heart failure within seven days of initiating treatment appeared lower in each of the cohorts on omecamtiv mecarbil compared to the pooled placebo group of patients. Rates of adverse events (AEs), serious AEs, adjudicated deaths and hospitalizations were similar between omecamtiv mecarbil and placebo groups. Omecamtiv mecarbil was not associated with an increased incidence of tachyarrhythmias nor were heart rate or blood pressure adversely affected.

Prior Clinical Experience with Omecamtiv Mecarbil.    Nine Phase 1 clinical trials of omecamtiv mecarbil have been conducted in healthy subjects: five conducted by Cytokinetics and four conducted by Amgen in collaboration with Cytokinetics. Cytokinetics has also conducted two Phase 2a clinical trials of omecamtiv mecarbil. These clinical trials were designed to evaluate the safety, tolerability, pharmacodynamic and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including patients with stable heart failure and patients with ischemic cardiomyopathy. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time (i.e., the time in which the heart is contracting). However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

Ongoing Research in Cardiac Muscle Contractility.    We agreed with Amgen to additional research activities conducted in 2014 and 2015 under the research plan directed to next-generation compounds in our cardiac muscle contractility program. We expect to continue our joint research program with Amgen in 2016. Under the Amgen Agreement, Amgen reimburses us for certain research activities we perform.

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

Beyond Muscle Contractility

We developed preclinical expertise in the mechanics of skeletal, cardiac and smooth muscle that extends from proteins to tissues to intact animal models. Our translational research in muscle contractility has enabled us to better understand the potential impact of small molecule compounds that increase skeletal or cardiac muscle contractility and to apply those findings to the further evaluation of our drug candidates in clinical populations. In addition to contractility, the other major functions of muscle include metabolism, growth and energetics, with each of these functions playing a role in certain diseases that could benefit from novel mechanism treatments. Accordingly, our knowledge of muscle contractility may serve as an entry point to the discovery of novel treatments for disorders involving muscle functions other than muscle contractility. We are leveraging our current understandings of muscle biology to investigate new ways of modulating these other aspects of muscle function for other potential therapeutic applications. For example, we are conducting research with compounds that affect muscle growth and that may have applications for serious diseases and medical conditions such as cachexia. Cachexia is a condition that can be associated with cancer, heart failure, chronic obstructive pulmonary disease or other conditions. This syndrome is characterized by the loss of muscle mass and may lead to weakness and disability. We are performing research on compounds that may increase muscle mass and which may impact patient functionality or potentially alter the course of diseases associated with muscle wasting.

Intellectual Property

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2015, we owned or controlled 91 issued U.S. patents and over 125 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

With regard to our drug candidates directed to muscle biology targets, we have a U.S. patent covering omecamtiv mecarbil and U.S. patents covering our skeletal muscle sarcomere activators including, but not limited to, tirasemtiv and CK-2127107, each of which will expire in 2027, 2027 and 2031, respectively, unless extended. We also have additional U.S. and foreign patent applications pending for each of our drug candidates. It is not known or determinable whether other patents will issue from any of our other pending applications or what the expiration dates would be for any other patents that do issue.

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

Clinical Trials.    For purposes of an NDA or equivalent submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•

Phase 1:    Phase 1 includes the initial introduction of a drug candidate into humans. These studies may be conducted in patients, but are usually conducted in healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the drug candidate in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase 1, sufficient information about the drug candidate’s pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase 2 trials.

•

Phase 2:    Phase 2 includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug candidate for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug candidate. These clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to make an initial determination of potential efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. Phase 2a clinical trials generally are designed to study the pharmacokinetic or pharmacodynamic properties and to conduct a preliminary assessment of safety of the drug candidate over a measured dose response range. In some cases, a sponsor may decide to conduct a Phase 2b clinical trial, which is a second, typically larger, confirmatory Phase 2 trial that could, if positive and accepted by a regulatory authority, support approval of a drug candidate.

•

Phase 3:    If the Phase 2 clinical trials demonstrate that a dose range of the drug candidate is potentially effective and has an acceptable safety profile, Phase 3 clinical trials are then undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. Phase 3 trials are also intended to provide an adequate basis for extrapolating the results to the general population and transmitting that information in the drug labeling. Phase 3 studies usually include several hundred to several thousand people.

At any time during the conduct of a clinical trial, the FDA or a foreign equivalent can impose a clinical hold on the trial if it believes the trial is unsafe or that the protocol is clearly deficient in design in meeting its stated objectives, which requires the conduct of the trial to cease until the clinical hold is removed. In some cases, the FDA or foreign equivalent may condition approval of marketing approval for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after marketing approval, known as Phase 4 clinical trials.

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

New Drug/Marketing Approval Application.    The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. In addition, the FDA may require that a proposed Risk Evaluation and Mitigation Strategy, also known as a REMS, be submitted as part of the NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. Similar, and in some cases additional, requirements apply in foreign jurisdictions for marketing approval applications for drugs in those jurisdictions. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA often, but not always, follows the advisory committee’s recommendations. The FDA may deny approval of an NDA by issuing a complete response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical data, including data in a pediatric population, or an additional Phase 3 clinical trial or impose other conditions that must be met in order to secure final approval for an NDA.

Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our partners do. Once issued, the FDA or foreign equivalent may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA or its foreign counterparts may require further testing, including Phase 4 clinical trials, and surveillance or restrictive distribution programs to monitor the effect of approved drugs which have been commercialized. The FDA and its foreign counterparts have the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain prior FDA approval of a new NDA or NDA supplement, or the foreign equivalent, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

An FDA orphan drug designation does not shorten the duration of the regulatory review and approval process. If a drug candidate that has an orphan drug designation receives the first FDA marketing approval for the indication for which the designation was granted, then the approved drug is entitled to orphan drug exclusivity. This means that the FDA may not approve another company’s application to market the same drug for the same indication for a period of seven years, except in certain circumstances, such as a showing of clinical superiority to the drug with orphan exclusivity or if the holder of the orphan drug designation cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the designation was granted. Competitors may receive approval of different drugs or biologics for the indications for which the orphan drug has exclusivity.

Fast Track Designation.    Fast track is a process designed by the FDA to facilitate the development and expedite the review of drugs to treat serious diseases and fill an unmet medical need. Tirasemtiv has been granted fast track designation by the FDA for the treatment of ALS. Although fast track designation does not affect the standards for approval, the benefits of this designation include scheduled meetings to seek FDA input into development plans, the option of submitting an NDA in sections rather than all components simultaneously, and the potential eligibility for priority review if supported by clinical data.

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

If tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Neuraltus Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (in collaboration with Biogen), Genervon Biopharmaceuticals, LLC, Orion Pharmaceuticals, Orphazyme, Mitsubishi Tanabe Pharma Corporation, Eisai Co., Ltd., and MediciNova, Inc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS.

If CK-2127107 is approved by the FDA or other regulatory authorities for the potential treatment of SMA, potential competitors include Roche (in collaboration with PTC Therapeutics), AveXis, Inc., Pfizer Inc., Ionis Pharmaceuticals, Inc. (in collaboration with Biogen), and Bioblast Pharma, Ltd. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Ligand Pharmaceuticals, Inc., which is developing LGD-4033, a selective androgen receptor modulator, for muscle wasting; and GTx, Inc., which is developing ostarine, a selective androgen receptor modulator, for cancer cachexia and potentially other indications; Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), which is developing SAR391786, a monoclonal antibody targeted to GDF8, for sarcopenia; Eli Lilly & Company, which is developing LY2495655, a monoclonal antibody targeted to myostatin, for muscular atrophy after hip arthroplasty; Acceleron Pharma, which is developing ACE-083 for diseases such as inclusion body myositis and certain forms of muscular dystrophy; Stealth Biotherapeutics, which is developing Bendavia for skeletal muscle disorders; Scholar Rock, which is developing SRK-015, a specific and local inhibitor of the activation of latent myostatin for the potential treatment of primary myopathies and Pfizer Inc., which is developing PF-06252616, a monoclonal antibody targeted to myostatin, in Duchenne muscular dystrophy. Novartis (in collaboration with Morphosys AG), is conducting clinical development with an activin type-IIB receptor antagonist, bimagrumab, to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function.

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide) Corlanor (ivabradine) and Entresto (LCZ696). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as Gencaro (bucindolol), which is being developed by ARCA biopharma, Inc.; Reasanz (serelaxin) and Tekturna, which are being developed by Novartis; finerenone which is being developed by Bayer, cenderitide (CD-NP), which is being developed by Carpicor Therapeutics, Inc., TRV-027, which is being developed by Trevena; ularitide, which is being developed by Cardiorentis Ltd.; ONO-4232 which is being developed by Ono Pharmaceutical Company; JVS-100, a gene therapy being developed by Juventas Therapeutics; aladorian, which is being developed by ARMGO Pharma, Inc; TRV027, which is being developed by Trevena, Inc. in partnership with Forest Laboratories, Inc.; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; Neurocardin, which is being developed by Zensun Sci & Tech, Ltd; and levosimendan, which was acquired for development by Tenax Therapeutics (formerly known as Oxygen Biotherapeutics, Inc.). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

For further details on the risks relating to our competitors, please see the risk factors under Item 1A of this report, including, but not limited to, the risk factor entitled “Our competitors may develop drugs that are less expensive, safer or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.”

Employees

As of December 31, 2015, our workforce consisted of 100 full-time employees, 28 of whom hold Ph.D. or M.D. degrees, or both, and 22 of whom hold other advanced degrees. Of our total full-time employees, 68 are engaged in research and development and 32 are engaged in business and new product development, finance and administration functions

We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

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

We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities. We have funded all of our operations and capital expenditures with proceeds from private and public sales of our equity securities, strategic alliances with Amgen, Astellas and others, long term debt, equipment financings, interest on investments, government grants and other grants. We believe that our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

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

Our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank provides for up to $40.0 million in term loans due on October 1, 2020, of which $30.0 million in term loans has been borrowed to date. All of our current and future assets, except for intellectual property, are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. Moreover, our ability to access any additional term loans under the loan and security agreement is subject to our ability to achieve a certain conditions, including certain clinical development milestones, which conditions we may not be able to meet and which and could adversely affect our liquidity. In addition, although we expect to borrow additional funds under the loan and security agreement, before we do so, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

We have never before conducted a Phase 3 clinical trial nor submitted an application for marketing authorization to regulatory authorities, and may be unable to do so for tirasemtiv or any other drug candidates we are developing.

We are conducting VITALITY-ALS, a Phase 3 clinical trial, designed to assess the effects of tirasemtiv versus placebo on slow vital capacity (“SVC”) and other measure of respiratory function in patients with ALS. Conducting Phase 3 clinical trials and submitting a successful application for marketing authorization is complex, time consuming and expensive. We have not previously conducted a Phase 3 clinical trial and have limited experience in preparing, submitting and prosecuting a marketing authorization. Consequently, we may be unable to effectively and efficiently execute and complete the trial in a manner that leads to the submission to and approval by regulatory authorities of a marketing application for tirasemtiv. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from or delay us in commercializing tirasemtiv, and other product candidates we are developing.

Neither the FDA nor European regulatory authorities has accepted the primary endpoint in our Phase 3 clinical trial in patients with ALS (a statistically significant reduction in the decline in SVC) as a sufficient measure of clinical significance alone to support regulatory approval of tirasemtiv for the treatment of ALS.

To commercialize tirasemtiv, we must first demonstrate to the satisfaction of the FDA or foreign regulatory authorities that tirasemtiv is sufficiently safe and effective. To date, neither the FDA nor European regulatory authorities has indicated that the primary end point that we have specified in our Phase 3 clinical trial in patients with ALS (change from baseline to 24 weeks in SVC) is, in and of itself, a sufficient measure of clinical significance to establish the efficacy of tirasemtiv. Our Phase 3 clinical trial will also be measuring secondary endpoints of respiratory function and patient condition to provide further evidence of the potential clinical significance of a treatment effect. However, there is no assurance as to which of these secondary endpoints (if any) will be affected even if treatment with tirasemtiv achieves the primary efficacy objective of the trial. Further, there is no assurance as to whether regulatory authorities would accept the outcome of the trial as being a sufficient demonstration of clinical efficacy even if the primary endpoint and all secondary endpoints are achieved. We will continue interactions with regulatory authorities regarding the appropriate assessment(s) of the clinical meaningfulness and potential efficacy of therapy in the ALS population. If the results of our Phase 3 clinical trial in ALS are not sufficient to persuade regulatory authorities of the safety and efficacy of tirasemtiv, either because of a failure to achieve pre-specified endpoints or because the authorities do not accept such endpoints as being sufficient, then we would be required to conduct successfully one or more additional Phase 3 clinical trials, prior to receiving marketing authorization, which would be expensive, time consuming and uncertain.

It is not known whether the FDA or other regulatory authorities would accept a single Phase 3 clinical trial as being adequate to support marketing approval of tirasemtiv, even if the results of such trial are positive.

The conventional standard for granting marketing authorization of a new investigational medicine is the demonstration of safety and efficacy in two large, well-controlled Phase 3 clinical trials. The Phase 3 trial of tirasemtiv in ALS that we are currently conducting will be the first Phase 3 trial of this drug candidate. In the case of diseases with high unmet medical need, such as ALS, regulatory authorities may exercise their discretion to approve a new pharmaceutical on the basis of a single outcomes trial (sometimes subject to the conduct of subsequent confirmatory trial(s)). However, this is always within the judgment of the regulatory authorities and is dependent on their assessment of the degree of success achieved in the clinical trial as balanced by the potential risks associated with treatment. Even if our first Phase 3 trial of tirasemtiv shows positive results, regulatory authorities may require us to successfully conduct one or more additional Phase 3 clinical trials prior to receiving marketing authorization, which would be expensive, time consuming and uncertain.

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

Under this strategic alliance, we have granted Astellas an exclusive license to co-develop and commercialize CK-2127107 for potential application in spinal muscular atrophy (SMA) and potentially other indications worldwide. We have initiated a Phase 2 clinical trial of CK-2127107 in patients with SMA. Unless otherwise agreed by the parties, Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Following our conduct of the early development of CK-2127107, including the ongoing Phase 2 clinical trial in patients with SMA, Astellas will assume primary responsibility to conduct the manufacturing for the ongoing development of CK-2127107 worldwide. For tirasemtiv, we rely on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials, as well as other materials required to conduct our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

To date, our drug candidates have been manufactured in small quantities for preclinical studies and early and mid-stage clinical trials. In order to conduct larger scale or late-stage clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drugs may be delayed or there may be a shortage in supply, which could significantly harm our business. In addition, data demonstrating the stability of both drug substance and drug product, using the commercial manufacturing process and at commercial scale, are required for marketing applications. Failure to produce drug substance and drug products in a timely manner and obtain stability data could result in delay of submission of marketing applications.

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

We have been granted orphan designations in the U.S. and in the E.U. for tirasemtiv; however, there can be no guarantee that we will receive orphan approval for tirasemtiv, nor that we will be able to prevent third parties from developing and commercializing products that are competitive to tirasemtiv.

We have been granted orphan drug designation in the U.S. by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for tirasemtiv for the potential treatment of ALS. In the U.S., upon approval from the FDA of an NDA, products granted orphan drug approval are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA will generally not approve applications for other product candidates for the same orphan indication that contain the same active ingredient. Even if we are the first to obtain approval of an orphan product and are granted exclusivity in the U.S., there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-

year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

Orphan medicinal product status in Europe Union can provide up to 10 years of marketing exclusivity, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in the European Union. Although we may have drug candidates that may obtain orphan drug exclusivity in Europe, the orphan approval and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or approval criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

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

As of February 26, 2016, our executive officers, directors and their affiliates beneficially owned or controlled approximately 10.2% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of February 26, 2016, there were 5,709,522 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.31 per share, and 4,827,005 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $10.31 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

Item 3.    Legal Proceedings

On November 28, 2014, Pharm-Olam International, Ltd. (“Pharm-Olam”) filed a lawsuit in the U.S. District Court for the Middle District of North Carolina, captioned Pharm-Olam International, Ltd. v. Cytokinetics, Inc. and Datatrak International, Inc., Civil Action No. 1:14-cv-01000 (the “North Carolina Lawsuit”) in connection with its performance as the data management vendor for the BENEFIT-ALS clinical trial. Under the agreement between Pharm-Olam and us, Pharm-Olam was obligated to provide a variety of services, including building and maintaining the electronic system for BENEFIT-ALS that combined the electronic data capture (“EDC”) for clinical data and the interactive web response system (“IWRS”) used for patient randomization and treatment assignments to either tirasemtiv or placebo. Pharm-Olam’s failure to conduct these services in accordance with the agreement, regulatory requirements and industry standards resulted in programming errors in the IWRS which caused delay of the trial and additional expenses. Pharm-Olam entered into an agreement with Datatrak International Inc. (“Datatrak”) by which Datatrak provided the core EDC and IWRS system for BENEFIT-ALS. In the North Carolina lawsuit, Pharm-Olam sought declaratory judgment that (1) the limitation of liability provisions in the agreement between Pharm-Olam and us are enforceable and limit Pharm-Olam’s liability for the claims asserted by us to the direct services fees, and (2) Pharm-Olam’s subcontractor, Datatrak, must indemnify, defend and hold harmless Pharm-Olam for the claims asserted against it by Cytokinetics, pursuant to the indemnification provision in the agreement between Pharm-Olam and Datatrak. On December 17, 2014, we filed a motion to dismiss or transfer the North Carolina Lawsuit to the U.S. District Court for the Northern District of California based on lack of jurisdiction and improper venue. On September 16, 2015, the U.S. District Court for the Middle District of North Carolina dismissed the North Carolina lawsuit.

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

	Closing Sale Price
	High	Low
2014:
First Quarter	$10.55	$6.72
Second Quarter	$12.99	$4.01
Third Quarter	$4.90	$3.52
Fourth Quarter	$8.01	$3.07
2015:
First Quarter	$8.17	$6.25
Second Quarter	$7.43	$5.51
Third Quarter	$7.79	$6.01
Fourth Quarter	$12.95	$6.60

On February 26, 2016, the last reported sale price for our common stock on the NASDAQ Capital Market was $6.85 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 26, 2016, there were 63 holders of record of our common stock.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12.

Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index (*)

(*)

The above graph shows the cumulative total stockholder return of an investment of $100 in cash from December 31, 2010 through December 31, 2015 for: (i) our common stock; (ii) the NASDAQ Stock Market (U.S.) Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Cytokinetics, Incorporated	$100.00	$45.93	$31.58	$51.84	$63.88	$83.42
NASDAQ Composite Index	$100.00	$98.20	$113.82	$157.44	$178.53	$188.75
NASDAQ Biotechnology Index	$100.00	$111.81	$147.48	$244.24	$327.52	$364.93

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Research and development revenues from related parties(1)	$14,665	$19,538	$2,019	$4,177	$2,054
Research and development, grant and other revenues	75	17,566	7,547	3,382	1,946
License revenues from related parties(1)	13,918	—	17,230	—	—
License revenues	—	9,836	3,852	—	—

Total revenues	28,658	46,940	30,648	7,559	4,000

Operating expenses:
Research and development	46,398	44,426	49,450	35,643	37,182
General and administrative	19,667	17,268	15,092	12,429	13,590
Restructuring charges (reversals)	—	—	—	(56)	1,192

Total operating expenses	66,065	61,694	64,542	48,016	51,964

Operating loss	(37,407)	(14,754)	(33,894)	(40,457)	(47,964)
Interest and other income (expense), net	(94)	108	177	87	104

Loss before income taxes	(37,501)	(14,646)	(33,717)	(40,370)	(47,860)
Income tax provision (benefit)	—	—	—	—	—

Net loss	(37,501)	(14,646)	(33,717)	(40,370)	(47,860)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	(1,307)	(2,857)

Net loss allocable to common stockholders:	$(37,501)	$(14,646)	$(33,717)	$(41,677)	$(50,717)

Net loss per share allocable to common stockholders:(2)
Basic and Diluted	$(0.97)	$(0.41)	$(1.24)	$(2.30)	$(4.30)

Weighted average shares used in computing net loss per share allocable to common stockholders:(3)
Basic and Diluted	38,814	35,709	27,275	18,107	11,800

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, and investments	$111,621	$83,228	$80,230	$74,000	$49,023
Restricted cash	—	—	—	—	196
Working capital	81,458	107,276	52,634	69,322	46,548
Total assets	115,237	132,968	83,188	77,551	52,773
Long-term debt	14,639	—	—	—	—
Accumulated deficit	(534,744)	(497,243)	(482,597)	(448,880)	(408,510)
Total stockholders’ equity(2)	68,590	92,064	54,442	70,085	48,178

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

(3)

In April 2011, we sold 883,333 shares of common stock, 8,070 shares of Series A convertible preferred stock and warrants to purchase 1,114,168 shares of common stock to Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited for net proceeds of approximately $19.9 million. In the fourth quarter of 2011, we sold 429,868 shares of common stock through McNicoll, Lewis & Vlak LLC (“MLV”) for net proceeds of $2.4 million. In June 2012, we issued to various investors (i) 9,320,176 shares of common stock for a purchase price of $4.56 per share, (ii) 23,026 shares of Series B convertible preferred stock for a purchase price of $760.00 per share, and (iii) warrants to purchase 7,894,704 shares of common stock at an exercise price of $5.28 per share, for aggregate gross proceeds of approximately $60.0 million. In 2012, we sold 432,724 shares of common stock through MLV for net proceeds of $2.8 million. In June 2013, we sold 1,404,100 shares of common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million, pursuant to the Amgen Agreement Amendment. In 2013, we sold 1,170,583 shares of common stock through MLV for net proceeds of $7.5 million. In January, 2014 we sold 364,103 shares of common stock through MLV for net proceeds of $2.4 million. In February 2014, we sold 5,031,250 shares of common stock through an underwritten public offering at a price per share of $8.00 and net proceeds of $37.5 million. In December 2014, we sold 2,040,816 shares of common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million. The 1,114,168 warrants issued in 2011 to Deerfield, expired unexercised on April 20, 2015. In 2015, we sold 808,193 shares of common stock through Cantor pursuant to the CE Offering Sales Agreement for net proceeds of $8.7 million. See Note 12, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements for further details.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a late-stage biopharmaceutical company focused on the discovery and development of first-in-class muscle activators as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of skeletal or cardiac muscle. We are also conducting earlier-stage research directed to other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

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

Muscle Contractility Programs

Skeletal Muscle Contractility Program

Tirasemtiv.

Our lead drug candidate from our skeletal muscle contractility program, tirasemtiv (formerly known as CK-2017357), is a fast skeletal muscle troponin activator. Cytokinetics retains exclusive rights to tirasemtiv and is independently developing this drug candidate for the potential treatment of ALS. We conducted a Phase 2 clinical trials program for tirasemtiv, including a Phase 2b clinical trial in patients with ALS, known as BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS). Based on the results of BENEFIT-ALS, we started a Phase 3 clinical development program for tirasemtiv in patients with ALS in July 2015 known as VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS). Tirasemtiv has been granted orphan drug designation and fast track status by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for the potential treatment of ALS.

Further details regarding tirasemtiv and VITALITY-ALS can be found in Item 1 of this report under “Research and Development Programs — Skeletal Muscle Contractility Program — Tirasemtiv.”

In July 2015, we were awarded a $1.5 million grant from The ALS Association (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. The grant provides funding for collaboration among Cytokinetics, The ALS Association and the Barrow Neurological Institute to enable plasma samples collected from patients enrolled in VITALITY-ALS to be added to The Northeastern ALS Consortium (NEALS) Repository, a resource for the academic research community to identify biomarkers that may help to assess disease progression and underlying disease mechanisms in ALS. On

August 28, 2015 Cytokinetics achieved its first milestone under the ALSA Grant which triggered a payment of $0.5 million in accordance with the ALSA Grant. We recorded $0.1 million as grant revenue as qualified expenses were incurred and approved by management. At December 31, 2015, we had $0.4 million of deferred revenue under the ALSA Grant, reflecting the unrecognized portion of the grant revenue.

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

CK-2127107 and Other Skeletal Muscle Activators

We are also developing CK-2127107, a structurally distinct fast skeletal muscle troponin activator, under a strategic alliance with Astellas established in June 2013 and expanded in December 2014. Astellas holds an exclusive license to develop and commercialize CK-2127107 worldwide, subject to our development and commercialization participation rights. Under this strategic alliance, Cytokinetics conducted five Phase 1 clinical trials of CK-2127107 and started a Phase 2 clinical trial of CK-2127107 in patients with spinal muscular atrophy (SMA) in December 2015. CK-2127107 is also being evaluated for the potential use in other indications associated with muscle weakness. We expect that Astellas will initiate a Phase 2 clinical trial in patients with chronic obstructive pulmonary disease (“COPD”) in the first half of 2016. We are also conducting joint research with Astellas directed to next-generation skeletal muscle activators.

Further details regarding our strategic alliance with Astellas can be found in Item 1 of this report under “Research and Development Programs — Skeletal Muscle Contractility Program — CK-2127107” and “Other Skeletal Muscle Activators — Astellas Strategic Alliance.”

During the years ended December 31, 2015, 2014 and 2013, the Company recorded license revenue of $13.9 million, $9.8 million and $3.9 million, respectively, reimbursement of sponsored research and development activities of $12.2 million, $15.4 million and $6.4 million, respectively, and milestone revenues of zero, $17.0 million and zero, in connection with our strategic alliance with Astellas. See our consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Astellas.

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

Research and Development Expenses.    We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $36.3 million, $32.9 million and $40.8 million in the years ended December 31, 2015, 2014 and 2013, respectively. We recognized research and development revenue from Astellas of $12.2 million, $32.4 million, and $6.4 million in the years ended December 31, 2015, 2014 and 2013, respectively, consisting of milestone payments, and reimbursements of full-time employee equivalents (“FTEs”) and other expenses. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance tirasemtiv, CK-2127107 or other compounds from this program into and through development.

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

Omecamtiv mercarbil has been the subject of an extensive Phase 1 and Phase 2 clinical trials program. In November 2015, we announced the results of COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure), the last planned Phase 2 trial of omecamtiv mecarbil to be conducted prior to a decision regarding the potential advancement of this drug candidate to Phase 3. COSMIC-HF was designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction and its effects on echocardiographic measures of cardiac function. An intravenous formulation of omecamtiv mecarbil was studied in a Phase 2b clinical trial known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), which was designed to evaluate the safety and efficacy of omecamtiv mecarbil in patients with left ventricular systolic dysfunction who are hospitalized with acute heart failure. We expect to continue our joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program in 2016.

Further details regarding our strategic alliance with Amgen can be found in Item 1 of this report under “Research and Development Programs — Cardiac Muscle Contractility Program — Amgen Strategic Alliance.”

During the years ended December 31, 2015, 2014 and 2013, we recorded $2.5 million, $4.5 million and $2.0 million, respectively, in reimbursement of sponsored research and development activities relating to the Amgen Agreement. During the year ended December 31, 2013, we recorded $17.2 million in license revenue under the Amgen Agreement, and no such revenue during the years ended December 31, 2015 and 2014, respectively. See our consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Amgen.

Omecamtiv Mecarbil Clinical Development

COSMIC-HF.

COSMIC-HF is a Phase 2, double-blind, randomized, placebo-controlled, multicenter, clinical trial designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction as well as its effects on echocardiographic measures of cardiac function. COSMIC-HF was conducted by Amgen in collaboration with Cytokinetics. The study began with two dose escalation cohorts of 40 patients each, randomized 1:1:1:1 to placebo or one of three different modified release oral formulations of omecamtiv mecarbil for seven days. The omecamtiv mecarbil dose in the first of these two dose escalation cohorts was 25 mg twice daily; in the second, it was 50 mg twice daily. The purpose of the dose escalation cohorts was to select one of the three modified release oral formulations of omecamtiv mecarbil for further evaluation in a larger group of patients treated for a longer period of time.

The expansion phase of COSMIC-HF was designed to evaluate the pharmacokinetics, pharmacodynamics, safety and tolerability of the modified release oral formulation omecamtiv mecarbil selected based on the results of the two dose escalation cohorts in 448 patients with chronic heart failure and left ventricular systolic dysfunction. Patients were randomized 1:1:1 to receive either placebo or treatment with omecamtiv mecarbil 25 mg twice daily or a dose titration group where 25 mg twice daily dosing could be increased to 50 mg twice daily depending on plasma concentrations of omecamtiv mecarbil after two weeks of treatment with the 25 mg dose. In November 2015, we announced the results from the expansion phase of COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure) that were presented at American Heart Association.

Data from the expansion phase showed that dose titration controlled patient exposure to omecamtiv mecarbil. Approximately 60 percent of patients in the dose titration group escalated dosing to 50 mg twice daily.

Following 20 weeks of treatment, statistically significant improvements were observed in pre-specified secondary endpoint measures of cardiac function in the dose titration group, compared to placebo. Systolic ejection time increased by 25.0 msec (p<0.001), stroke volume increased by 3.63 mL (p=0.022) and heart rate decreased by 2.97 beats per min (p=0.007). Left ventricular end-systolic and end-diastolic dimensions decreased by 1.79 mm (p=0.003) and 1.29 mm (p=0.013), respectively, and were associated with statistically significant reductions in left ventricular end-systolic and end-diastolic volumes. N-terminal pro-brain natriuretic peptide (NT-proBNP) decreased by 970 pg/mL (p=0.007). Additionally, in the 25 mg twice daily group, there were statistically significant increases in systolic ejection time and stroke volume and a decrease in NT-proBNP. All changes are from baseline compared to placebo. The pharmacodynamic effects of omecamtiv mecarbil were generally dose dependent and larger in patients that received oral dosing with 50 mg twice daily.

Adverse events (AEs), including serious AEs, in patients on omecamtiv mecarbil were comparable to placebo. The incidence of adjudicated deaths (2.7 percent died on placebo, 1.4 percent died onomecamtiv mecarbil), myocardial infarction (1.34 percent on placebo, 0.34 percent on omecamtiv mecarbil) and unstable angina (0 percent on placebo, 0.34 percent on omecamtiv mecarbil) was similar. Other cardiac AEs were generally balanced between placebo and active treatment groups. In the omecamtiv mecarbil groups, compared to placebo, cardiac troponin increased by 0.001 ng/mL and 0.006 ng/mL (median change from baseline at week 20) in the 25 mg twice daily group and dose titration group, respectively. Events of increased troponin (n=278 across all treatment groups) were independently adjudicated and none were determined to be myocardial ischemia or infarction.

ATOMIC-AHF.    ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure) was an international, randomized, double-blind, placebo-controlled, Phase 2b clinical trial of intravenous omecamtiv mecarbil in patients with left ventricular systolic dysfunction hospitalized with acutely decompensated heart failure, completed in 2013. ATOMIC-AHF was conducted by Amgen in collaboration with Cytokinetics. This clinical trial enrolled over 600 patients in three sequential, ascending-dose cohorts. In each cohort, patients were randomized to receive omecamtiv mecarbil or placebo. The primary efficacy objective of this trial was to evaluate the effect of 48 hours of intravenous omecamtiv mecarbil compared to placebo on dyspnea (shortness of breath). The secondary objectives were to assess the safety and tolerability of three dose levels of intravenous omecamtiv mecarbil compared with placebo and to evaluate the effects of 48 hours of treatment with intravenous omecamtiv mecarbil on additional measures of dyspnea, patients’ global assessments, change in N-terminal pro brain-type natriuretic peptide (a biomarker associated with the severity of heart failure) and short-term clinical outcomes in these patients. In addition, the trial evaluated the relationship between plasma concentrations of omecamtiv mecarbil and echocardiographic parameters in patients with acute heart failure.

The primary efficacy endpoint of dyspnea symptom response was not met; however, the study demonstrated favorable trends between the dose and plasma concentration of omecamtiv mecarbil and dyspnea response. The incidence of worsening heart failure within seven days of initiating treatment appeared lower in each of the cohorts on omecamtiv mecarbil compared to the pooled placebo group of patients. Rates of adverse events (AEs), serious AEs, adjudicated deaths and hospitalizations were similar between omecamtiv mecarbil and placebo groups. Omecamtiv mecarbil was not associated with an increased incidence of tachyarrhythmias nor were heart rate or blood pressure adversely affected.

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

Ongoing Research in Cardiac Muscle Contractility.    We agreed with Amgen to additional research activities intended to be conducted through 2014 and 2015 under the research plan directed to next-generation compounds in our cardiac muscle contractility program. We expect to continue our joint research program with Amgen into 2016. Under the Amgen Agreement, Amgen will reimburse us for certain research activities we perform.

Research and Development Expenses.    We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $5.8 million, $7.4 million and $3.4 million in the years ended December 31, 2015, 2014 and 2013, respectively. We recognized research and development revenue from Amgen of $2.5 million, $4.5 million and $2.0 million in the years ended December 31, 2015, 2014 and 2013, respectively, consisting of reimbursements of FTEs and other expenses. We anticipate that our expenditures relating to the research and development of compounds in our cardiac muscle contractility program will increase if we participate in the future advancement of omecamtiv mecarbil through clinical development. Our expenditures will also increase if Amgen terminates development of omecamtiv mecarbil or related compounds and we elect to develop them independently, or if we elect to co-fund later-stage development of omecamtiv mecarbil or other compounds in our cardiac muscle contractility program under our collaboration and option agreement with Amgen.

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

Revenues

Our current revenue sources are limited, and we do not expect to generate any revenue from product sales for several years, if at all. We have recognized revenues from our strategic alliances with Amgen, Astellas, and MyoKardia, Inc. (“MyoKardia”) and grant revenues from The ALS Association (the “ALSA”) and the National Institute of Neurological Disorders and Strokes (“NINDS”).

The following table summarizes the sources of our revenue for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Astellas
License revenues	$13,918	$9,836	$3,852
Research and development revenues	12,184	32,391	6,415

Total Revenues from Astellas	26,102	42,227	10,267
Amgen
License revenues	—	—	$17,230
Research and development revenues	2,481	4,538	2,019

Total Revenues from Amgen	2,481	4,538	19,249
MyoKardia
Research and development revenues	—	100	1,024
ALSA Grant Revenue	75	—	—
NINDS Grant Revenue	—	—	69
Other Revenue	—	75	39

Total revenues	$28,658	$46,940	$30,648

Astellas

In June 2013, we and Astellas executed a license and collaboration agreement (the “Original Astellas Agreement”), that was amended in December 2014 (the “Astellas Agreement Amendment.”)

Refer to Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements for further details regarding this collaboration agreement.

In July 2013, we received an upfront payment of $16.0 million in connection with the execution of the Original Astellas Agreement, establishing a collaboration directed to the research and development of skeletal muscle activators including CK-2127107 for potential application in non-neuromuscular indications associated with muscle weakness. This agreement provided for us to potentially receive over $24.0 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration and for research and early and late stage development milestone payments based on various research and clinical milestones. We determined the license and the research and development services relating to the Original Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, we are recognizing this revenue using the proportional performance model. During 2014, Revenue from reimbursement of research and development activities also includes $2.0 million in research and development milestone fees and $15.0 million in milestone fees in connection with the decision made by Astellas to advance CK-2127107 into Phase 2 clinical development.

In January 2015, we received an upfront license fee payment of $30.0 million in connection with the execution of the Amended Astellas Agreement. Also, in conjunction with the execution of the Amended Astellas Agreement, we entered into a common stock purchase agreement pursuant to which we sold 2,040,816 shares of our common stock to Astellas at a price per share of $4.90. The aggregate purchase price of $10.0 million was received in December 2014. We determined the fair value of the stock issued to Astellas to be $9.1 million. The $0.9 million excess of cash received over fair value of was deferred and will be recognized as revenue as services are performed over approximately 24 months. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to our common stock. We determined that the license and the research and development services relating to the Amended Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, we are recognizing this revenue using the proportional performance model over the initial research term of the Amended Astellas Agreement.

Concurrently with the execution of the Amended Astellas Agreement and related common stock purchase agreement, Cytokinetics received $15.0 million as a milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. Cytokinetics is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the Amended Astellas Agreement.

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

Amgen

In June 2013, we and Amgen executed an amendment (the “Amgen Agreement Amendment”) to the Amgen Agreement to include Japan, resulting in a worldwide collaboration.

Refer to Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements for further details regarding this collaboration agreement.

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

We have received reimbursements from Amgen for certain research and development activities during 2015, 2014 and 2013, which we recorded as revenue as the related expenses were incurred. We may be eligible to receive further reimbursements from Amgen for certain research and development activities, which we will record as revenue if and when the related expenses are incurred. We record amounts received in advance of performance as deferred revenue. Revenues related to the reimbursement of FTEs were based on negotiated rates intended to approximate the costs for our FTEs.

Under the Amgen Agreement, as amended, the Company is eligible to receive over $350.0 million in development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments would become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities and therefore none of these milestones was deemed to be substantive. During the years ended December 31, 2015, 2014 and 2013, the Company recognized no revenue for milestones achieved under the Amgen Agreement.

MyoKardia

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

NINDS Grant

In July 2010 and in September 2012, the NINDS awarded us grants to support research and development of tirasemtiv directed to the potential treatment for myasthenia gravis for a period of up to three years. The grants were completed in June of 2013.

ALSA Grant

In July 2015, we were awarded a $1.5 million grant from The ALS Association (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. The grant provides funding for collaboration among Cytokinetics, The ALS Association and the Barrow Neurological Institute to enable plasma samples collected from patients enrolled in VITALITY-ALS to be added to The Northeastern ALS Consortium (NEALS) Repository, a resource for the academic research community to identify biomarkers that may help to assess disease progression and underlying disease mechanisms in ALS. On August 28, 2015, Cytokinetics achieved its first milestone under the ALSA Grant which triggered a payment of $0.5 million in accordance with the ALSA Grant. We recorded $0.1 million as grant revenue as qualified expenses were incurred and approved by management. At December 31, 2015, we had $0.4 million of deferred revenue under the ALSA Grant, reflecting the unrecognized portion of the grant revenue.

Because a substantial portion of our revenues for the foreseeable future will depend on achieving development and other pre-commercialization milestones under our strategic alliances with Amgen and Astellas, our results of operations may vary substantially from year to year.

If one or more of our drug candidates is approved for sale as a drug, we expect that our future revenues will most likely be derived from royalties on sales from drugs licensed to Amgen and Astellas under our respective strategic alliances and from those licensed to future partners, and from direct sales of our drugs. We retain a product-by-product option to co-fund certain Phase 3 development activities under the Amgen Agreement, thereby potentially increasing our royalties and affording us co-promotion rights in North America. If we exercise our co-promotion rights under the Amgen Agreement, we are entitled to receive reimbursement for certain sales force costs we incur in support of our commercial activities. Under the Amended Astellas Agreement, we retain an option to co-promote collaboration products containing fast skeletal muscle activators for neuromuscular indications in the U.S., Canada and Europe, in addition to our option to co-promote other collaboration products in the U.S. and Canada as provided for in the Original Astellas Agreement. Astellas will reimburse us for certain expenses associated with our co-promotion activities. The Amended Astellas Agreement also provides for us to lead certain activities relating to the commercialization of collaboration products for neuromuscular indications in the U.S., Canada and Europe under particular scenarios.

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

Stock Compensation

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock units, and employee stock purchases for 2015, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research and development	$1,828	$1,361	$1,538
General and administrative	2,739	1,969	2,059

Stock-based compensation included in operating expenses	$4,567	$3,330	$3,597

As of December 31, 2015, there was $7.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.50 years and $4.8 million of unrecognized compensation cost related to unvested restricted stock units, including the performance stock units (PSU’s), which is expected to be recognized over a weighted-average period of 2.12 years.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the years ended December 31, 2015, 2014 or 2013 because we had a net taxable loss in these periods.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2015, 2014 and 2013. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $13.9 million in 2015, $1.0 million in 2014 and $13.7 million in 2013.

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

Interest accrued related to unrecognized tax benefits and penalties was zero for 2015, 2014 and 2013. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

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

Results of Operations

Years ended December 31, 2015, 2014 and 2013

Revenues

	Years Ended December 31,			Increase (Decrease)
	2015	2014	2013	2015	2014
	(In millions)
Research and development revenues from related parties	$14.7	$19.5	$2.0	$(4.8)	$17.5
Research and development, grant and other revenues	0.1	17.6	7.5	(17.5)	10.1
License revenues from related parties	13.9	—	17.2	13.9	(17.2)
License revenues	—	9.8	3.9	(9.8)	5.9

Total revenues	$28.7	$46.9	$30.6	$(18.2)	$16.3

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Astellas and Amgen. Revenues from Astellas, which became a related party in December 2014, were $12.2 million and $15.0 million for years ended December 31, 2015 and 2014, respectively, and consisted of reimbursements of internal costs for certain full-time employee equivalents, and other research and development expenses. Revenues from Astellas in 2014 consisted of $15.0 million in milestone revenues. All research and development revenues from Astellas, prior to it becoming a related party are classified in research and development, grant and other revenues. Revenues from Amgen were $2.5 million, $4.5 million and $2.0 million in 2015, 2014 and 2013, respectively. Revenues from Amgen in 2015, 2014 and 2013 consisted of reimbursement of internal costs of certain full-time employee equivalents, and recognition of allocated consideration relating to the Amgen Agreement Amendment.

Research and development, grant and other revenues in 2015 consisted of $0.1 million of research and development revenues from our collaboration with ALSA. Research and development, grant and other revenues in 2015 and 2014 consisted primarily of revenues from our strategic alliance with Astellas, prior to becoming a related party in December 2014. Research and development, grant and other revenues in 2014 consisted primarily of $15.4 million of research and development reimbursement revenues and $2.0 million in milestone revenues from our collaboration with Astellas, and $0.1 million in revenue from our collaboration with MyoKardia. Research and development, grant and other revenues in 2013 consisted primarily of $6.4 million of research program reimbursement revenues from our collaboration with Astellas, and $1.0 million in revenue from our collaboration with MyoKardia.

License revenues from related parties refers to license revenues from our strategic alliances with Astellas and Amgen. License revenues from Astellas, which became a related party in December 2014, were $13.9 million in 2015 and consisted of the recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013, and the recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015. Both upfront license fees were recognized using the proportional performance model. License revenues from Amgen were $17.2 million in 2013 and included the recognition of an upfront license fee of $15.0 million, along with additional license revenues of $2.2 million, resulting from the allocation of a portion of the excess of the cash received over the fair value of the common stock issued contemporaneously to Amgen upon execution of the license. Under the Amgen Agreement Amendment, we sold 1,404,100 shares of our common stock to Amgen for $10.0 million. We determined the fair value of the stock issued to Amgen to be $7.5 million. A portion of the excess of cash received over fair value of $2.5 million was also allocated to the services performed and was deferred and was recognized as revenue as services were performed.

License revenues refers to license revenues from our collaboration with Astellas, prior to it becoming a related party in December 2014. License revenues from Astellas included $9.8 and $3.9 million in 2014 and

2013, respectively, of the $16.0 million upfront license fee received from Astellas in July 2013 in connection with the execution of the Original Astellas Agreement. We recognized this revenue over the term of the research and development services using the proportional performance model.

Research and development expenses

	Years Ended December 31,			Increase (Decrease)
	2015	2014	2013	2015	2014
	(In millions)
Research and development expenses	$46.4	$44.4	$49.5	$2.0	$(5.1)

The increase in research and development expenses in 2015 compared to 2014 was primarily due to an increase of $2.0 million in outsourced preclinical costs, an increase of $1.8 million in personnel related expenses due to increased headcount, and an increase of $0.4 million in lab expenses, partially offset by a decrease of $2.1 million in outsourced clinical costs associated with the completion of BENEFIT-ALS in the second quarter of 2014. The decrease in research and development expenses in 2014 compared to 2013 was primarily due to decreased spending of $8.2 million for outsourced clinical and preclinical costs mainly due to the completion of the BENEFIT-ALS clinical trial earlier in 2014, partially offset by increased spending of $2.6 million in personnel-related costs due to increased headcount.

The following presents our research and development expenses by program:

	Years Ended December 31,			Increase (Decrease)
	2015	2014	2013	2015	2014
	(In millions)
Cardiac muscle contractility	$5.8	$7.4	$3.4	$(1.6)	$4.0
Skeletal muscle contractility	36.3	32.9	40.8	3.4	(7.9)
Smooth muscle contractility	0.2	—	0.2	0.2	(0.2)
All other research programs	4.1	4.1	5.1	—	(1.0)

Total research and development expenses	$46.4	$44.4	$49.5	$2.0	$(5.1)

From a program perspective, the $2.0 million increase in research and development spending in 2015 compared to 2014 was primarily due to increased spending of $3.4 million for our skeletal muscle contractility program, which included our skeletal muscle contractility program for tirasemtiv for the treatment of ALS, and the clinical program for CK-2127107 under our collaboration with Astellas, and a $0.2 million increase in our other research and preclinical programs, partially offset by decreased spending of $1.6 million for our cardiac muscle contractility program under our collaboration with Amgen. The $5.1 million decrease in research and development spending in 2014 compared to 2013 was primarily due to lower spending for our skeletal muscle contractility program, partially offset by increased spending for our cardiac muscle contractility program.

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

We expect our research and development expenditures to increase significantly in 2016 compared to 2015. We expect to continue the Phase 3 clinical development of our drug candidate tirasemtiv for the potential treatment of ALS. Under our strategic alliance with Astellas, we expect to continue development of our drug candidate CK-2127107 for the potential treatment of SMA and potentially other diseases and medical conditions associated with muscle weakness or wasting. Under our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure.

General and administrative expenses

	Years Ended December 31,			Increase (Decrease)
	2015	2014	2013	2015	2014
	(In millions)
General and administrative expenses	$19.7	$17.3	$15.1	$2.4	$2.2

General and administrative expenses increased $2.4 million in 2015 compared to 2014 was primarily due to increased spending of $1.4 million for personnel-related costs due to increased headcount and increased spending of $0.8 million for outside services mainly related to commercial development. The increase of $2.2 million in 2014 compared to 2013 was primarily due to increased spending of $0.9 million for personnel-related costs due to increased headcount, and $0.8 million for outside services mainly related to commercial development and market access assessment activities.

We expect that general and administrative expenses in 2016 will increase significantly compared to 2015, mainly due to increased headcount.

Interest and Other, net

Components of Interest and Other Income (Expense), net are as follows:

	Years Ended December 31,			Increase (Decrease)
	2015	2014	2013	2015	2014
	(In millions)
Interest income and other income	$0.2	$0.1	$0.2	$0.1	$(0.1)
Interest expense and other expense	(0.3)	—	—	(0.3)	—

Interest and Other Income (Expense), net	$(0.1)	$0.1	$0.2	$(0.2)	$(0.1)

Interest income and other income consisted primarily of interest income generated from our cash, cash equivalents and investments. Interest income and other income in 2013 also included net gains realized upon disposal of equipment. Interest expense and other expense in 2015 relate primarily to long term debt obligations.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through December 31, 2015, we funded our operations through the sale of equity securities, non-equity payments from collaborators, long term debt, capital equipment financings, grants and interest income from investments. Due to our substantial research and development expenditures, we have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. As of December 31, 2015, we had available cash, cash equivalents and investments of $111.6 million.

Equity Securities

We have received net proceeds from the sale of equity securities of $498.1 million from August 5, 1997, the date of our inception, through December 31, 2015, excluding sales of equity to GlaxoSmithKline (“GSK”),

Amgen and Astellas. Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement with GSK in 2001, GSK made a $14.0 million equity investment in us. GSK made additional equity investments in us in 2003 and 2004 of $3.0 million and $7.0 million, respectively. In January 2007, in connection with the execution of the Amgen Agreement, we received net proceeds of $32.9 million from a stock purchase agreement with Amgen. In June 2013, in conjunction with the Amgen Agreement Amendment, we sold 1,404,100 shares of common stock to Amgen for an aggregate purchase price of $10.0 million. In December 2014, in connection with the Amended Astellas Agreement, we sold 2,040,816 shares of common stock to Astellas for an aggregate purchase price of $10.0 million.

Collaboration Partners

On a cumulative basis through December 31, 2015, we have received $132.8 million in non-equity payments from Amgen, $89.2 million in non-equity payments from Astellas, and $54.5 million in non-equity payments from GSK, in each case related to our strategic alliances.

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

Amgen and the Company agreed to further extend the term of the research program in 2015. Under the amended Amgen Agreement, we are entitled to receive reimbursements of internal costs for certain full-time employee equivalents during 2015, as well as potential additional milestone payments related to the research activities.

Original Astellas Agreement

In June 2013, we entered into the Original Astellas Agreement (see Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements). In July 2013, we received an upfront non-refundable license payment of $16.0 million in connection with the execution of the Original Astellas Agreement. Pursuant to that agreement. we were eligible to potentially receive over $24.0 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, the agreement also provided for payments for the achievement of pre-specified milestones relating to the joint research and development program. In 2015 and 2014, we recognized revenue of zero dollars and $17.0 million, respectively relating to milestones under the Original Astellas Agreement.

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

We are eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the Amended Astellas Agreement. In addition, we may also receive payments for the achievement of pre-specified milestones relating to the Amended Astellas Agreement.

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

April 2011 Private Offering

In April 2011, we entered into a securities purchase agreement with Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (collectively, “Deerfield”). In April 2011, pursuant to the agreement, we issued to Deerfield (i) 833,333 shares of common stock for a purchase price of $1.50 per share, (ii) 8,070 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) for a purchase price of $1,500.00 per share, and (iii) warrants to purchase 1,114,168 shares of our common stock at an initial exercise price of $9.90 per share, for net proceeds of $19.9 million after issuance costs of $0.2 million. The offering was made pursuant to a shelf registration statement that we filed with the SEC on November 10, 2008, which became effective on November 19, 2008 (File No. 333-155259).

On September 26, 2012, 8,070 shares of Series A Preferred Stock were converted into 1,345,000 shares of our common stock. The conversion was in accordance with the terms of the agreement with Deerfield under which the Series A Preferred Stock was issued in 2011. The 1,114,168 warrants issued in 2011, expired unexercised on April 20, 2015.

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

The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable until June 25, 2017. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of our common stock then issued and outstanding. We valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of our common stock on the issuance date of $3.78. In February 2013, warrants to purchase 1,000 shares of our common stock at an exercise price of $5.28 per share were exercised in accordance with the June 2012 Public Offerings underwriting agreements. In April 2013, we issued 358,460 shares of common stock related to cashless exercise of warrants. As of December 31, 2015, warrants to purchase 5,641,237 shares of our common stock were outstanding and exercisable.

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

Cantor Fitzgerald

On September 4, 2015, we entered into a $40.0 million Controlled Equity Offering Sales Agreement (“CE Offering”) with Cantor Fitzgerald & Co., pursuant to which we issue and sold, through December 31, 2015, 808,193 shares for total net proceeds of approximately $8.7 million. As of February 26, 2016, $31.3 million remains available to us under the September 2015 Registration Statement.

October 2015 Loan Agreement

On October 19, 2015, we entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford,”) as the collateral agent and a lender, and Silicon Valley Bank (“SVB,”) as a lender (Oxford and SVB collectively the “Lenders”) to fund our working capital and other general corporate needs. As of December 31, 2015 we received $14.9 million from this loan and security agreement for Term A, net of issuance cost. Note 9, “Long-Term Debt” of the Notes to Consolidated Financial Statements for further details. In February 2016, we received an additional $14.9 million from this loan and security agreement for Term B, net of issuance cost. Note 16, “Subsequent Events” of the Notes to Consolidated Financial Statements for further details.

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $111.6 million at December 31, 2015, compared to $83.2 million at December 31, 2014. The increase of $28.4 million was primarily due to the receipt of $45.0 million from Astellas in January 2015, net proceeds received from the Loan Agreement of $14.9 million and net cash provided by operations. Cash received from Astellas in January 2015 was a payment of a non-refundable upfront license fee of $30.0 million and a milestone payment of $15.0 million.

Net cash provided by operating activities was $4.9 million in the year ended December 31, 2015 and was largely due to the receipt of $45.0 million from Astellas in January 2015, partially offset by cash used by operations due to the ongoing research and development activities. The net loss for the year ended December 31, 2015 included non-cash stock based compensation of $4.6 million. At December 31, 2015, deferred revenue of $20.9 million related primarily to the deferral of revenue for Astellas based on the proportional performance model. Net cash used in operating activities was $44.8 million in the year ended December 31, 2014 and was largely due to the ongoing research and development activities and recognition of deferred revenue for which payment had been received in prior periods. The net loss for the year ended December 31, 2014 included non-cash stock based compensation of $3.3 million. At December 31, 2014, deferred revenue of $33.6 million related largely to the deferral of revenue for Astellas based on the proportional performance model.

Net cash provided by investing activities of $16.1 million in the year ended December 31, 2015 was primarily due to proceeds from the maturity of investments of $132.2 million which exceeded purchases of investments by $16.6 million, partially offset by cash used by investing activities for purchases of property and equipment. Net cash used in investing activities of $4.0 million in the year ended December 31, 2014 was primarily due to purchases of investments, which exceeded proceeds from the maturity of investments by $2.9 million, and purchases of property and equipment.

Net cash provided by financing activities was $23.9 million in the year ended December 31, 2015 was primarily due to net proceeds from the Loan Agreement of $14.9 million, net proceeds pursuant to the CE Offering of $8.7 million, and net proceeds from issuances of restricted stock to employees and employee stock option exercises of $0.4 million. Net cash provided by financing activities was $48.9 million in the year ended December 31, 2014 and primarily consisted of net proceeds of $37.5 million from the February 2014 public offering, net proceeds of $2.4 million from sales of our common stock pursuant to the MLV Agreement and proceeds of $9.1 million from the sale of common stock to Astellas.

Shelf Registration Statements.

In November 2013, we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allows us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of February 26, 2016, $109.7 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf will be established at the time of such offerings.

In September 2015, we filed a registration statement on Form S-3 with the SEC, which was declared effective in September 2015 (the “September 2015 Registration Statement”) in conjunction with a the CE Offering with Cantor Fitzgerald & Co. Pursuant to the terms of the CE Offering we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock, having an aggregate offering price of up to $40.0 million. As of December 31, 2015, 808,193 shares of common stock were sold pursuant the CE Offering for total net proceeds of approximately $8.7 million. As of February 26, 2016, $31.3 million remains available to us under the September 2015 Registration Statement.

Contractual Obligations and Commitments

Our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due by Period
	2016	2017-2018	2019-2020	Beyond	Total
Long-term debt (1)	$—	$6,251	$8,749	$—	$15,000
Interest obligation on long-term debt(2)	$1,145	$2,006	$1,210	$—	$4,361
Operating lease obligations(3)	$3,504	$5,486	$—	$—	$8,990

Total obligations	$4,649	$13,743	$9,959	$—	$28,351

(1)	For further discussion regarding long-term debt, see Note 9, “Long-Term Debt” of the Notes to Consolidated Financial Statements.

(2)	Interest obligation on long-term debt has been calculated based on the interest rate applicable as of December 31, 2015.

(3)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

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

We have incurred an accumulated deficit of $534.7 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Investments

Available-for-sale investments.    Our investments consist of U.S. Treasury securities, and money market funds. We designate all investments as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. See Note 3, “Cash Equivalents and Investments” in the Notes to Consolidated Financial Statements for further detailed discussion. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in Interest and Other, net.

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

For our collaborations and material modifications entered into after January 1, 2011, we account for milestone payments under the provisions of ASC 605-28. We consider an event to be a milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, if the event can only be achieved with our performance, and if the achievement of the event results in payment to us. If we determine a milestone is substantive, we recognize revenue when payment is earned and becomes payable. For a milestone to be considered substantive, it must be achieved with our performance, be reasonable relative to the terms of the arrangement and be commensurate with our effort to achieve the milestone or commensurate with the enhanced value of the delivered item(s) as a result of the milestone achievement. If we determine a milestone is not substantive, we defer the payment and recognize revenue over the estimated period of performance as we complete our performance obligations, if any.

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

Under the guidance for stock compensation for non-employees, we measure the fair value of the award each period until the award is fully vested. Compensation cost for restricted stock awards that contain performance conditions is based on the grant date fair value of the award and compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest.

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

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the years ended December 31, 2015, 2014 or 2013 because we had a net taxable loss in these periods.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2015, 2014 and 2013. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $13.9 million in 2015, $1.0 million in 2014 and $13.7 million in 2013.

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

Interest accrued related to unrecognized tax benefits and penalties was zero for 2015, 2014 and 2013. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

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

Investments

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

The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio (dollars in thousands):

	2016	Fair Value at December 31, 2015
Assets:
Investments, Short Term	$46,366	$46,366
Average interest rate	0.20%

Long Term Debt

Our long term debt bears interest at a fixed rate. At December 31, 2015, borrowings under the Loan Agreement totaled $14.6 million with weighted average interest rate of 7.5%.

Item 8.    Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytokinetics, Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive loss, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cytokinetics, Incorporated and its subsidiary at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, CA

March 3, 2016

CYTOKINETICS, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$65,076	$20,215
Short-term investments	46,366	63,013
Related party accounts receivable	12	46,646
Prepaid and other current assets	1,653	1,257

Total current assets	113,107	131,131
Property and equipment, net	1,751	1,637
Long-term investments	179	—
Other assets	200	200

Total assets	$115,237	$132,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,238	$1,361
Accrued liabilities	8,421	5,400
Deferred revenue, current	20,858	17,042
Short-term portion of deferred rent	132	52

Total current liabilities	31,649	23,855
Long-term debt	14,639	—
Deferred revenue, non-current	—	16,558
Long-term portion of deferred rent	359	491

Total liabilities	46,647	40,904

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 39,581,692 shares at December 31, 2015 and 38,659,738 shares at December 31, 2014	40	39
Additional paid-in capital	603,145	589,272
Accumulated other comprehensive income	149	(4)
Accumulated deficit	(534,744)	(497,243)

Total stockholders’ equity	68,590	92,064

Total liabilities and stockholders’ equity	$115,237	$132,968

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenues:
Research and development revenues from related parties	$14,665	$19,538	$2,019
Research and development, grant and other revenues	75	17,566	7,547
License revenues from related parties	13,918	—	17,230
License revenues	—	9,836	3,852

Total revenues	28,658	46,940	30,648

Operating expenses:
Research and development	46,398	44,426	49,450
General and administrative	19,667	17,268	15,092

Total operating expenses	66,065	61,694	64,542

Operating loss	(37,407)	(14,754)	(33,894)
Interest and other income (expense), net	(94)	108	177

Loss before income taxes	(37,501)	(14,646)	(33,717)
Income tax benefit	—	—	—

Net loss	(37,501)	(14,646)	(33,717)

Net loss per share — basic and diluted	$(0.97)	$(0.41)	$(1.24)

Weighted-average number of shares used in computing net loss per share — basic and diluted	38,814	35,709	27,275

Other comprehensive gain (loss):
Unrealized gains (losses) on available-for-sale securities, net	153	(11)	(11)

Comprehensive loss	$(37,348)	$(14,657)	$(33,728)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2012	23,742,912	24	23,026	—	$518,923	18	(448,880)	70,085
Issuance of common stock upon exercise of stock options for cash at $4.02-$11.10 per share	21,397	—	—	—	114	—	—	114
Issuance of common stock pursuant to ESPP at a weighted price of $3.66 per share	14,985	—	—	—	55	—	—	55
Issuance of common stock upon exercise of restricted stock units	130,534	—	—	—	(623)	—	—	(623)
Issuance of common stock to related party for $7.12 per share, net of issuance costs of $21	1,404,100	2	—	—	7,448	—	—	7,450
Issuance of common stock upon exercise of warrants	359,460	—	—	—	5	—	—	5
Conversion of Series B convertible preferred stock to common stock at $1,000 per share	3,837,681	4	(23,026)	—	(4)	—	—	—
Fractional shares settlement pursuant to reverse stock split	(28)	—	—	—	—	—	—	—
Issuance of common stock to MLV at $6.50-$6.79 per share, net of commission and issuance costs of $232	1,170,583	1	—	—	7,486	—	—	7,487
Stock-based compensation	—	—	—	—	3,597	—	—	3,597
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(33,717)	(33,717)

Balance, December 31, 2013	30,681,624	$31	—	$—	$537,001	$7	$(482,597)	$54,442
Issuance of common stock upon exercise of stock options for cash at $6.00 per share	390	—	—	—	2	—	—	2
Issuance of common stock pursuant to ESPP at a weighted price of $3.38 per share	19,726	—	—	—	67	—	—	67
Issuance of common stock upon exercise of restricted stock units	11,704	—	—	—	(96)	—	—	(96)
Issuance of common stock upon exercise of warrants	510,125	1	—	—	5	—	—	6
Issuance of common stock to MLV at $6.64-$6.79 per share, net of commission and issuance costs of $74	364,103	—	—	—	2,376	—	—	2,376
Issuance of common stock to collaborative partner for $4.90 per share, net of issuance costs of $8	2,040,816	2	—	—	9,100	—	—	9,102
Issuance of common stock pursuant to February 2014 public offerings at $8.00 per share, net of issuance costs of $2,800	5,031,250	5	—	—	37,487	—	—	37,492
Stock-based compensation	—	—	—	—	3,330	—	—	3,330
Other comprehensive loss	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(14,646)	(14,646)

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share and per share data)
Balance, December 31, 2014	38,659,738	$39	—	$—	$589,272	$(4)	$(497,243)	$92,064
Issuance of common stock upon exercise of stock options at a weighted price of $6.22 per share	68,635	—	—	—	427	—	—	427
Issuance of common stock pursuant to ESPP at a weighted price of $3.24 per share	21,167	—	—	—	69	—	—	69
Issuance of common stock upon exercise of restricted stock units	23,725	—	—	—	(144)	—	—	(144)
Issuance of common stock upon exercise of warrants	234	—	—	—	—	—	—	—
Issuance of common stock under CE Offering at $7.00-$12.68 per share, net of commission and issuance costs of $205	808,193	1	—	—	8,672	—	—	8,673
Issuance of warrants pursuant to the Loan Agreement	—	—	—	—	282	—	—	282
Stock-based compensation	—	—	—	—	4,567	—	—	4,567
Other comprehensive income	—	—	—	—	—	153	—	153
Net loss	—	—	—	—	—	—	(37,501)	(37,501)

Balance, December 31, 2015	39,581,692	$40	—	$—	$603,145	$149	$(534,744)	$68,590

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(37,501)	$(14,646)	$(33,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	589	490	433
Gain on disposal of equipment	(18)	—	(79)
Amortization of debt discount	3	—	—
Stock-based compensation	4,567	3,330	3,597
Gain on sale of investments	(3)	(6)	—
Changes in operating assets and liabilities:
Related party accounts receivable	46,634	(46,641)	—
Prepaid and other assets	(396)	274	818
Accounts payable	755	(2,178)	1,656
Accrued and other liabilities	2,995	(2,865)	3,523
Related party payables and accrued liabilities	—	—	(150)
Deferred revenue	(12,742)	17,399	16,201

Net cash provided by (used in) operating activities	4,883	(44,843)	(7,718)

Cash flows from investing activities:
Purchases of investments	(115,566)	(107,043)	(79,434)
Proceeds from sales and maturities of investments	132,190	104,098	78,444
Purchases of property and equipment	(562)	(1,104)	(542)
Proceeds from sales of property and equipment	1	—	13

Net cash provided by (used in) investing activities	16,063	(4,049)	(1,519)

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	8,673	48,971	7,450
Proceeds from long term debt, net of debt discount and issuance costs	14,890	—	—
Payments from stock based award activities and warrants, net	352	(22)	7,038

Net cash provided by financing activities	23,915	48,949	14,488

Net increase in cash and cash equivalents	44,861	57	5,251
Cash and cash equivalents, beginning of period	20,215	20,158	14,907

Cash and cash equivalents, end of period	$65,076	$20,215	$20,158

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Organization

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a late stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions.

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $534.7 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $37.5 million and net cash provided by operations of $4.9 million for the year ended December 31, 2015. Cash, cash equivalents and investments increased to $111.6 million at December 31, 2015 from $83.2 million at December 31, 2014. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

The Company is subject to risks common to late stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund its future plans. The Company’s liquidity will be impaired if sufficient additional capital is not available on terms acceptable to the Company. To date, the Company has funded its operations primarily through sales of its common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. The Company has never generated revenues from commercial sales of its drugs and may not have drugs to market for at least several years, if ever. The Company’s success is dependent on its ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of its drug candidates. As a result, the Company may choose to raise additional capital through equity or debt financings to continue to fund its operations in the future. The Company cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that the Company’s drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at December 31, 2015 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents, investments, long term debt and accounts receivable.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Amgen Inc. (“Amgen”) and Astellas Pharma Inc. (“Astellas”), its strategic partners. Approximately 9%, 10% and 63% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively, were derived from Amgen. Accounts receivable due from Amgen were zero and $1.6 million at December 31, 2015 and 2014, respectively. See also Note 7, “Related Party Transactions,” regarding the collaboration agreement with Amgen. Approximately 91%, 90% and 34% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively, were derived from Astellas. Accounts receivable due from Astellas were zero and $45.0 million at December 31, 2015 and 2014, respectively. See also Note 7, “Related Party Transactions,” regarding the collaboration agreement with Astellas.

Drug candidates developed by the Company may require approvals or clearances from the U.S. Food and Drug Administration (“FDA”) or international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was to be denied approval or clearance or any such approval or clearance was to be delayed, it would have a material adverse impact on the Company.

The Company’s operations and employees are located in the United States. In the year ended December 31, 2015, 9% of the Company’s revenues were received from entities located in the United States and 91% were

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received from a Japanese entity. In the year ended December 31, 2014, 10% of the Company’s revenues were received from entities located in the United States and 90% were received from a Japanese entity. In the year ended December 31, 2013, 66% of the Company’s revenues were received from entities located in the United States and 34% were received from a Japanese entity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Investments

Available-for-sale investments.    The Company’s investments consist of U.S. Treasury securities, and money market funds. The Company designates all investments as available-for-sale and therefore reports them at fair value, based on quoted marked prices, with unrealized gains and losses recorded in accumulated other comprehensive loss. The cost of securities sold is based on the specific-identification method. Investments with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Recognized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in Interest and other, net.

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

Fair Value of Financial Instruments

The fair value of financial instruments reflects the amounts that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Cash, accounts payable and accrued liabilities are carried at cost, which approximates fair value given their short-term nature. Marketable securities and cash equivalents, are carried at fair value.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For collaborations entered into prior to January 1, 2011, the Company recognized and will continue to recognize milestone payments as revenue upon achievement of the milestone, provided the milestone payment was non-refundable, substantive effort and risk were involved in achieving the milestone and the amount of the milestone was reasonable in relation to the effort expended or risk associated with the achievement of the milestone. If these conditions were not met, the Company deferred the milestone payment and recognized it as revenue over the estimated period of performance under the contract as the Company completed its performance obligations. The Company has concluded that all of the future contingent milestone payments pursuant to its research and development arrangements entered into prior to January 1, 2011 are not considered substantive as they are the results of a collaborative partner’s performance. Therefore, they are not considered milestones under ASC 605-28.

For collaborations and material modifications entered into after January 1, 2011, the Company accounts for milestone payments under the provisions of ASC 605-28. The Company considers an event to be a milestone if there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, if the event can only be achieved with the Company’s performance, and if the achievement of the event results in payment to the Company. If the Company determines a milestone is substantive, the Company recognizes revenue when payment is earned and becomes payable. For a milestone to be considered substantive, it must be achieved with the Company’s performance, be reasonable relative to the terms of the arrangement and be commensurate with the Company’s effort to achieve the milestone or commensurate with the enhanced value of the delivered item(s) as a result of the milestone achievement. If the Company determines a milestone is not substantive, the Company defers the payment and recognizes revenue over the estimated remaining period of performance as the Company completes its performance obligations, if any.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in the Company’s judgment, is greater than 50% likely to be realized.

Comprehensive Loss

The Company follows the accounting standards for the reporting and presentation of comprehensive income (loss) and its components in a continuous statement of comprehensive income (loss). Comprehensive loss includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive loss for each of the years ended December 31, 2015, 2014, and 2013 was equal to net loss adjusted for unrealized gains and losses on investments.

Segment Reporting

The Company has determined that it operates in only one segment — the discovery and development of first-in-class muscle activator therapies.

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

Stock-Based Compensation

The Company accounts for stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases by measuring the stock-based compensation cost at the grant date based on the calculated fair value of the award, and recognizing expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award. Stock compensation for non-employees is measured at the fair value of the award for each period until the award is fully vested. Compensation cost for restricted stock awards that contain performance conditions is based on the grant date fair value of the award and compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest.

The Company reviews the valuation assumptions at each grant date and, as a result, from time to time it will likely change the valuation assumptions it uses to value stock based awards granted in future periods. The

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior Year’s Presentations

Certain amounts in the prior year’s presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported net income.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. The Company early adopted ASU 2015-17 on a prospective basis in the fourth quarter of 2015. Adoption of this ASU had no material impact on the Company’s financial statements. No prior periods were retrospectively adjusted.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 applies to all business entities and is effective for public business entities for annual periods, and interim periods beginning after December 15, 2015. The Company elected to early adopt ASU 2015-03, during the fourth quarter of 2015 and the adoption of ASU 2015-03 did not have a material effect on its financial statements.

Accounting Pronouncements Not Yet Adopted

In January 2016, the FASB issued ASU 2016-01, Financial instruments (Subtopic 825-10). ASU 2016-01 requires management to measure equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for annual and interim reporting periods beginning on or after December 15, 2017 and early adoption is not permitted. The Company does not expect the adoption of ASU 2016-01 to have a material effect upon its financial statements or disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim reporting periods beginning on or after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material effect upon its financial statements or disclosures.

In June 2014, the FASB issued ASU 2014-12, Stock Compensation (Topic 718) an amendment to its accounting guidance related to stock-based compensation. The amendment requires that a performance target that

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendment can be applied on a prospective basis to all share-based payments granted or modified on or after the effective date. Entities will also be provided an option to apply the guidance on a modified retrospective basis to existing awards. The Company does not expect the adoption of ASU 2014-12 to have a material effect upon its financial statements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

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

	Years Ended December 31,
	2015	2014	2013
Net loss	$(37,501)	$(14,646)	$(33,717)

Weighted-average shares used in computing net loss per share — basic and diluted	38,814	35,709	27,275

Net loss per share — basic and diluted	$(0.97)	$(0.41)	$(1.24)

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	December 31,
	2015	2014	2013
Options to purchase common stock	4,835	3,298	2,449
Warrants to purchase common stock	5,641	6,691	7,692
Restricted and Performance stock units	757	63	42
Shares issuable related to the ESPP	16	15	14

Total shares	11,249	10,067	10,197

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Supplementary Cash Flow Data

Supplemental cash flow information was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cash paid for interest	$94	$—	$—
Cash paid for income taxes	1	1	1
Significant non-cash investing and financing activities:
Debt discount netted against proceeds from long term debt, recorded in equity	282	—	—
Interest paid on the long-term debt, at inception	41	—	—
Purchases of property and equipment through accounts payable	(147)	170	193
Purchases of property and equipment through accrued liabilities	(2)	27	(2)
Purchases of property and equipment through trade in value of disposed property and equipment	—	—	81

Note 4 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$63,136	$—	$—	$63,136

Short-term investments — U.S. Treasury securities	$46,395	$1	$(30)	$46,366	2/2016 — 8/2016

Long-term investments — equity securities	$—	$179	$—	$179

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$16,932	$—	$—	$16,932

Short-term investments — U.S. Treasury securities	$63,017	$3	$(7)	$63,013	1/2015 — 12/2015

As of December 31, 2015 and December 31, 2014, the Company’s U.S. Treasury securities classified as short-term investments had unrealized losses of approximately $30,000 and $7,000, respectively. The net unrealized loss at December 31, 2015 and December 31, 2014 was primarily caused by increases in short-term interest rates subsequent to the purchase dates of the related securities. At December 31, 2015 there were no investments that had been in a continuous unrealized loss position for 12 months or longer. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2016 through February 26, 2016 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest income was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest income	$156	$101	$96

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2015
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market funds	$63,136	$—	$—	$63,136
U.S. Treasury securities	46,366	—	—	46,366
Equity securities	179	—	—	179

Total	$109,681	$—	$—	$109,681

Amounts included in:
Cash and cash equivalents	$63,136	$—	$—	$63,136
Short-term investments	46,366	—	—	46,366
Long-term investments	179	—	—	179

Total	$109,681	$—	$—	$109,681

	December 31, 2014
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Money market funds	$16,932	$—	$—	$16,932
U.S. Treasury securities	63,013	—	—	63,013

Total	$79,945	$—	$—	$79,945

Amounts included in:
Cash and cash equivalents	$16,932	$—	$—	$16,932
Short-term investments	63,013	—	—	63,013
Long-term investments	—	—	—	—

Total	$79,945	$—	$—	$79,945

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of December 31, 2015 and 2014, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Long Term Debt:

As of December 31, 2015 and December 31, 2014, the fair value of the long-term debt, payable in installments through year ended 2020, approximated its carrying value of $14.6 million and zero dollars, respectively, because it is carried at a market observable interest rate.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Balance Sheet Components

Property and equipment balances were as follows (in thousands):

	December 31,
	2015	2014
Property and equipment, net:
Laboratory equipment	$15,713	$15,299
Computer equipment and software	2,510	2,418
Office equipment, furniture and fixtures	945	913
Leasehold improvements	3,425	3,334

	22,593	21,964
Less: Accumulated depreciation and amortization	(20,842)	(20,327)

	$1,751	$1,637

Depreciation expense was $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013 respectively.

Accrued liabilities were as follows (in thousands):

	December 31,
	2015	2014
Accrued liabilities:
Clinical and preclinical costs	$3,446	$972
Bonus	2,720	2,665
Other payroll related	1,464	1,025
Other accrued expenses	791	738

	$8,421	$5,400

Interest receivable on cash equivalents and investments of $231,000 and $109,000 is included in prepaid and other current assets at December 31, 2015 and 2014, respectively.

The Company sponsors a 401(k) defined contribution plan covering all employees. There were no employer contributions to the plan from inception through December 31, 2013. In 2015 and 2014, employer contributions to the 401(k) plan were $354,000 and $336,000, respectively.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2013, the Company determined that the revenue recognition requirements had been met and accordingly, recognized $17.2 million in license revenue attributable to the Amgen Agreement Amendment in the fourth quarter of 2013. In year ended December 31, 2014, the Company recognized the remaining $0.3 million of the previously deferred consideration attributable to the Amgen Agreement Amendment as research and development revenues from related parties.

Amgen and the Company agreed to extend the term of the research program in 2015. Under the amended Amgen Agreement, the Company is entitled to receive reimbursements of internal costs of certain full-time employee equivalents during 2015, as well as potential additional milestone payments related to the research activities.

Under the Amgen Agreement, as amended, the Company is eligible to receive over $350.0 million in development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments would become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities and therefore none of these milestones was deemed to be substantive. During the years ended December 31, 2015, 2014 and 2013, the Company recognized no revenue for milestones achieved under the Amgen Agreement.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the Amgen Agreement, the Company has recognized research and development revenue from Amgen for reimbursements of internal costs of certain full-time employee equivalents, supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and of other costs related to that research program. These reimbursements were recorded as research and development revenues from related parties. During the years ended December 31, 2015, 2014 and 2013, the Company recorded research and development revenue from Amgen of $2.5 million, $4.5 million and $2.0 million, respectively, under the Amgen Agreement.

Revenue from Amgen was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
License revenues from related parties	$—	$—	$17,230
Research and development revenues from related parties:
Reimbursement of internal costs	2,460	4,260	2,019
Reimbursement of other costs	—	—	—
Allocated consideration	21	278	—

Total Research and development revenues from related parties	2,481	4,538	2,019

Total revenues from Amgen	$2,481	$4,538	$19,249

Related party accounts receivable from Amgen were as follows (in thousands):

	December 31,
	2015	2014
Related party accounts receivable — Amgen	$—	$1,642

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

In July 2013, the Company received an upfront, non-refundable license fee of $16.0 million in connection with the execution of the Original Astellas Agreement. Under the agreement, the Company was eligible to potentially receive over $24.0 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. The agreement also provided for research and early and late stage

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development milestone payments based on various research and clinical milestones, including the initiation of certain clinical studies, the submission for approval of a drug candidate to certain regulatory authorities for marketing approval and the commercial launch of collaboration products, and royalties on sales of commercialized products.

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

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model over the initial research term of the Original Astellas Agreement. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $2.3 million, $9.8 million and $3.9 million, respectively, in license revenue based on the proportional performance model under the Original Astellas Agreement. As of December 31, 2015, no license revenue remains deferred under the Original Astellas Agreement.

Pursuant to the Original Astellas Agreement, the Company has recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the years ended December 31, 2015, 2014 and 2013, the Company recorded research and development revenue from Astellas of $3.5 million, $15.4 million and $6.4 million, respectively, under the Original Astellas Agreement.

Amended Astellas Agreement (Expansion to include neuromuscular indications)

In December 2014, the Company entered into an amended and restated license and collaboration agreement with Astellas (the “Amended Astellas Agreement”). This agreement superseded the Original Astellas Agreement. The Amended Astellas Agreement expanded the objective of the collaboration of advancing novel therapies for diseases and medical conditions associated with muscle weakness to include SMA and potentially other neuromuscular indications for CK-2127107 and other fast skeletal troponin activators, in addition to the non-neuromuscular indications provided for in the Original Astellas Agreement.

Under the Amended Astellas Agreement, we received a non-refundable upfront license fee of $30.0 million in January 2015. Concurrently, the Company received $15.0 million as a milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. The Company is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the Amended Astellas Agreement. Under the Amended Astellas Agreement, the Company plans to conduct the initial Phase 2 clinical trial of CK-2127107 in patients with SMA. In addition, the Company is entitled to receive additional pre-commercialization milestone payments related to the development of CK-2127107 in neuromuscular indications, and royalties on sales of CK-2127107 in neuromuscular indications.

The Company determined that the license and the research and development services relating to the Amended Astellas Agreement are a single unit of accounting as the license was determined to not have stand-

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alone value. Accordingly, the Company is recognizing this revenue over the initial research term of the Amended Astellas Agreement using the proportional performance model. During the year ended December 31, 2015, the Company recorded $11.6 million, in license revenue based on the proportional performance model under the Amended Astellas Agreement. No such revenues were recognized during the years ended December 31, 2014 or 2013, respectively. As of December 31, 2015, $18.4 million license revenue remains deferred under the Amended Astellas Agreement.

The Company believes that each of the milestones related to research and early development under the Amended Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance and each milestone will result in additional payments to the Company. During the year ended December 31, 2014, the Company recorded $17.0 million as milestone revenue for early development under this agreement. No such revenues were recognized for the years ended December 31, 2015 or 2013, respectively. The Company is eligible to receive up to $2.0 million in research milestone payments for each future collaboration product candidate.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting above, as services are performed following the proportional performance model over the initial research term of the Amended Astellas Agreement.

Following the common stock purchase, Astellas was determined to be a related party. As such, all revenue earned following the common stock purchase will be classified as related party revenue.

Research and development revenue from Astellas was as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
License Revenues from Related Parties	$13,918	$9,835	$3,852
Research and development revenues with related parties:
Reimbursement of internal costs	6,210	—	—
Reimbursement of other costs	5,974	—	—
Research and development milestone fees	—	15,000	—

Total research and development revenue with related parties from Astellas	$12,184	$15,000	$—
Research and development revenues:
Reimbursement of internal costs	—	8,939	3,285
Reimbursement of other costs	—	6,452	3,130
Research and development milestone fees	—	2,000

Total research and development revenue from Astellas	—	32,391	6,415

Total Revenue from Astellas	$26,102	$42,226	$10,267

Related party accounts receivable from Astellas were as follows (in thousands):

	December 31,
	2015	2014
Related party accounts receivable — Astellas	$—	$45,000

At December 31, 2015 and December 31, 2014, the Company had $20.4 million and $33.6 million, respectively, of deferred revenue under the Amended Astellas Agreement, reflecting the unrecognized portion of the license revenue, allocation of consideration and payment of expenses.

Note 8 — Other Research and Development Revenue Arrangements

Grants

In July 2015, The ALS Association (the “ALSA Grant”) awarded to the Company a $1.5 million grant to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. On August 28, 2015 the Company achieved its first milestone under the ALSA Grant which triggered a payment of $0.5 million in accordance with the ALSA Grant. The Company recorded $0.1 million as grant revenue as qualified expenses were incurred and approved by management. At December 31, 2015, the Company had $0.4 million of deferred revenue under the ALSA Grant, reflecting the unrecognized portion of the grant revenue.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total grant revenues were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
ALSA grant revenue	$75	$—	$—
NINDS myasthenia gravis	—	—	69
Other grant revenue	—	75	25

Total grant revenue	$75	$75	$94

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

Research and development revenue from MyoKardia was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research and development milestone fees	$—	$100	$—
Expense reimbursements from MyoKardia	—	—	1,024

Research and development revenue from Myokardia	$—	$100	$1,024

Note 9 — Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	December 31,
	2015	2014
Notes payable, gross	$15,000	$—
Less: Unamortized debt discount	(389)	—
Accretion of final exit fee	28

Carrying value of notes payable	$14,639	$—

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company drew down $15.0 million in funds under the Loan Agreement in October 2015 at the time of the first draw down, respectively, and may at its sole discretion draw down an additional $25 million under the Loan Agreement in two term loans, provided certain specified conditions stipulated in the Loan Agreement are met preceding those draws.

During February 2016, the company drew down an additional $15.0 million in funds under the Loan Agreement and issued warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share under the second term loan. Refer to Note 16 for further detail. As of February 26, 2016, there were 133,474 warrants outstanding and exercisable. As of February 26, 2016 we have received $29.6 million from this loan and security agreement, net of issuance cost.

The expiration date of the remaining term loan of $10.0 million is March 2017. The Company is required to repay the outstanding principal in 36 equal installments beginning October 2017 and is due in full in in October 2020. The first and second term loans bear interest at a rate of 7.5% per annum, respectively. The remaining term loans, if drawn, will bear interest at a rate fixed at the time of draw, equal to the greater of (i) 7.50% and (ii) the sum of the three month U.S. LIBOR rate plus 7.31%. The Company is required to make a final payment fee of 4.00% of the amounts of the Term Loans drawn payable on the earlier of (i) the prepayment of the Term Loans or (ii) the Maturity Date. The loan carries prepayment penalties of 3% and 2% for prepayment within one and two years, respectively, of the loan origination and 1% thereafter. The warrants issued in the Loan Agreement became exercisable upon issuance and will remain exercisable for five years until the earlier of October 19, 2020 or the closing of a merger consolidation transaction in which the Company is not the surviving entity.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Agreement also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse changes, attachment, levy, restraint on business, cross-defaults on material indebtedness, bankruptcy, material judgments, misrepresentations, subordinated debt, governmental approvals, lien priority and delisting. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. The Company’s obligations under the Agreement are secured by substantially all of the Company’s current and future assets, other than its intellectual property.

The Company recorded interest expense related to the long term debt of $0.3 million for the year ended December 31, 2015. Included in interest expense for this period was interest on principal, amortization of the debt discount and debt issuance costs, and the accretion of the final exit fee. For the year ended December 31, 2015, the effective interest rate on the amounts borrowed under the Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 9.3%.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under the Loan, as of December 31, 2015 are as follows (in thousands):

2016	$1,145
2017	2,385
2018	5,872
2019	5,491
2020	4,468

Total minimum payments	19,361
Less: Interest and final payment	(4,361)

Notes payable, gross	$15,000

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

Rent expense was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Rent expense	$3,297	$3,338	$3,306

As of December 31, 2015, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2016	$3,504
2017	3,626
2018	1,860
2019	—
2020	—
Thereafter	—

Total	$8,990

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2015 and 2014, respectively, there were 10,000,000 shares of preferred stock authorized and no shares outstanding.

Note 12 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity.

In 2015 and 2014, the Company recorded insignificant amounts of unrealized gains (losses) in available-for-sale securities in accumulated other comprehensive loss.

Authorized Shares

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 25, 2012, pursuant to the June 2012 Public Offerings, in aggregate the Company issued to various investors (i) 9,320,176 shares of common stock for a purchase price of $4.56 per share, (ii) 23,026 shares of the Series B Preferred Stock for a purchase price of $760.00 per share, and (iii) warrants to purchase 7,894,704 shares of the Company’s common stock at an exercise price of $5.28 per share, for aggregate gross proceeds of approximately $60.0 million. After issuance costs of approximately $4.0 million, the net proceeds from the June 2012 Public Offerings were approximately $56.0 million. Through December 31, 2015, the Company issued 5,576,048 shares of common stock related to exercises of warrants in accordance with the June 2012 Public Offerings.

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

Sales of the Company’s common stock, through Cantor Fitzgerald, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by the Company and Cantor Fitzgerald. Subject to the terms and conditions of the Cantor Fitzgerald Agreement, Cantor Fitzgerald will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). The Company is not obligated to make any sales of common stock under the Cantor Fitzgerald Agreement. The offering of shares of common stock pursuant to the Cantor Fitzgerald Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Cantor Fitzgerald Agreement or (2) termination of the Cantor Fitzgerald Agreement. The Cantor Fitzgerald Agreement may be terminated by Cantor Fitzgerald at any time upon ten days notice to the Company or may be terminated by the Company at any time upon five day’ s notice to Cantor Fitzgerald, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business. The Company will pay Cantor Fitzgerald a commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through Cantor Fitzgerald under the Cantor Fitzgerald Agreement. The Company has also provided Cantor

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fitzgerald with customary indemnification and contribution rights. As of December 31, 2015, 808,193 shares have been issued through Cantor Fitzgerald under the Cantor Fitzgerald Agreement for total net proceeds of approximately $8.7 million.

Warrants

On April 20, 2011, pursuant to the Deerfield Agreement, the Company issued to Deerfield warrants to purchase 1,114,168 shares of the Company’s common stock at an initial exercise price of $9.90 per share, for aggregate gross proceeds of approximately $4.5 million. After issuance costs of approximately $0.1 million, the net proceeds were approximately $4.4 million. The warrants issued to Deerfield expired unexercised on April 20, 2015.

On June 25, 2012, pursuant to the June 2012 Public Offerings, the Company issued warrants to purchase 7,894,704 shares of the Company’s common stock at an exercise price of $5.28 per share, for an aggregate gross proceeds of approximately $14.7 million. The warrant holders are prohibited from exercising the warrants and obtaining shares of common stock if, as a result of such exercise, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. The Company valued the warrants as of the date of issuance at $16.2 million using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 0.73%, volatility of 76%, and the fair value of the Company’s common stock on the issuance date of $3.78.

In 2013, the Company issued 359,460 shares of common stock related to exercises of warrants in accordance with the June 2012 Public Offerings.

In October 2015, warrants to purchase 65,189 shares of the Company’s common stock at an exercise price of $6.90 per share were issued in accordance with the Loan Agreement. The Company valued the warrants as of the date of issuance at $282,000 using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 1.9%, volatility of 75%, and the fair value of the Company’s common stock of $6.90.

Outstanding warrants as of December 31, 2015 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued 6/25/2012	5,576,048	$5.28	06/25/17
Issued 10/19/2015	65,189	$6.90	10/19/20

In February 2016, warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share were issued in accordance with the Loan Agreement. Refer to Note 16 for further details.

Stock Option Plans

2004 Plan

In January 2004, the Board of Directors adopted the 2004 Equity Incentive Plan (the “2004 Plan”), which was approved by the stockholders in February 2004. The 2004 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, stock performance units and stock performance shares to employees, directors and consultants. Under the 2004 Plan, options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant for nonstatutory

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options and incentive stock options and may be granted for terms of up to ten years from the date of grant. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. At the May 2013 Annual Meeting of Stockholders, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 2,000,000. At the May 2015 Annual Meeting of Stockholders, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 3,130,000. As of December 31, 2015, there were 2,816,010 shares of common stock reserved for issuance under the 2004 Plan.

Stock Options

Activity under the equity incentive plan was as follows:

	Shares Available for Grant of Option or Award	Stock Options Outstanding	Weighted Average Exercise Price per Share - Stock Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2012	878,726	1,790,527	18.96
Increase in authorized shares	2,000,000	—	—
Options granted	(797,629)	797,629	5.95
Restricted stock units granted	(41,661)	—	—
Options exercised	—	(21,397)	5.32
Options forfeited/expired	117,394	(117,394)	12.55
Restricted stock units forfeited	4,999	—	—

Balance at December 31, 2013	2,161,829	2,449,365	$15.15
Options granted	(944,831)	944,831	8.80
Restricted stock units granted	(43,500)	—	—
Options exercised	—	(390)	6.00
Options forfeited/expired	95,980	(95,980)	39.74
Restricted stock units forfeited	1,000	—	—

Balance at December 31, 2014	1,270,478	3,297,826	$12.62
Increase in authorized shares	3,130,000	—	—
Options granted	(1,175,730)	1,175,730	7.62
Restricted stock units granted	(739,000)	—	—
Options exercised	—	(68,635)	6.22
Options forfeited/expired	326,762	(326,762)	16.83
Restricted stock units forfeited	3,500	—	—

Balance at December 31, 2015	2,816,010	4,078,159	$10.94	6.73	$9,224

Exercisable at December 31, 2015		2,634,070	$12.60	5.67	$5,551
Vested and expected to vest as of December 31, 2015		4,078,159	$10.94	6.73	$9,224

Total intrinsic value of stock options exercised was $94,000, $1,000, and $107,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The intrinsic value is calculated as the difference between the market value at the date of exercise and the exercise price of the shares. The market value as of December 31, 2015 was $10.46 per share as reported by NASDAQ. The weighted average grant date fair value of stock options granted was $5.35, $6.01 and $3.85 per share during the years ended December 31, 2015, 2014 and 2013, respectively.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of option shares vested was 713,078, 601,647 and 457,465 in 2015, 2014 and 2013, respectively. The grant date fair value of option shares vested was $3.6 million, $3.0 million and $2.3 million in 2015, 2014 and 2013, respectively. The Company has revised the previously reported disclosures of option shares vested and grant date fair value of option shares vested for the year ended December 31, 2013. The corrections had no effect upon the statements of comprehensive loss amounts.

Restricted Stock Units

Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2012	216,898	$6.78
Restricted stock units granted	41,661	6.00
Restricted stock units vested	(211,897)	6.78
Restricted stock units forfeited	(4,999)	6.78

Unvested restricted stock units outstanding at December 31, 2013	41,663	6.00
Restricted stock units granted	43,500	9.65
Restricted stock units vested	(20,833)	6.00
Restricted stock units forfeited	(1,000)	6.00

Unvested restricted stock units outstanding at December 31, 2014	63,330	8.51
Restricted stock units granted	54,000	7.96
Restricted stock units vested	(42,078)	7.82
Restricted stock units forfeited	(3,500)	8.68

Unvested restricted stock units outstanding at December 31, 2015	71,752	8.49

Restricted stock activities were limited to non-executive employees for year ended December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, the total fair value of restricted stock units vested was $0.3 million, $0.1 million and $1.4 million, respectively. The Company measures compensation expense for restricted stock units at fair value on the grant date and recognizes the expense over the expected vesting period. The fair value for restricted stock units is based on the closing price of the Company’s common stock on the grant date. Unvested restricted stock awards are subject to repurchase at no cost to the Company.

Restricted Stock Units that Contain Performance Conditions

Performance stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Performance stock units outstanding at December 31, 2014	—	$—
Restricted stock units granted	685,000	7.00
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—

Unvested restricted stock units outstanding at December 31, 2015	685,000	$7.00

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2015, the Company granted 685,000 performance stock unit awards with a grant date fair value of $7.00 per share that contain performance conditions. As of December 31, 2015, all these performance stock units remain unvested.

No performance stock units vested during the years ended December 31, 2015, 2014 and 2013 respectively. The Company measures compensation expense for performance stock units at fair value on the grant date and recognizes the expense over the expected vesting period once it is probable that the performance conditions will be achieved. The fair value for performance stock units is based on the closing price of the Company’s common stock on the grant date. Unvested performance stock awards are subject to repurchase at no cost to the Company.

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

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock unit, and employee stock purchases (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research and development	$1,828	$1,361	$1,538
General and administrative	2,739	1,969	2,059

Stock-based compensation included in operating expenses	$4,567	$3,330	$3,597

Valuation Assumptions

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Employee Stock Options	ESPP	Employee Stock Options	ESPP	Employee Stock Options	ESPP
Risk-free interest rate	1.7%	0.3%	1.9%	0.2%	1.1%	0.2%
Volatility	79.4%	75.3%	77.1%	86.0%	73.2%	74.6%
Expected term in years	6.38	0.56	6.30	1.25	6.20	1.25
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2015, there was $7.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years, and there was $4.8 million of unrecognized compensation cost related to unvested restricted stock and performance stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The fair value for restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Non-employee Stock-Based Compensation

The Company records stock option grants to non-employees, excluding directors, at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest.

There were no stock option grants to non-employees in the years ended December 31, 2015, 2014 or 2013. When terminating, if employees continue to provide service to the Company as consultants and their grants are permitted to continue to vest, the expense associated with the continued vesting of the related stock options is classified as non-employee stock compensation expense after the status change.

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $27,000, $50,000, and $104,000 in 2015, 2014 and 2013, respectively.

ESPP

In January 2004, the Board of Directors adopted the 2004 ESPP, which was approved by the stockholders in February 2004. Under the 2004 ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. The 2004 ESPP was terminated in October 2015.

In May 2015, the Board of Directors adopted the 2015 ESPP, which was approved by the stockholders in May 2015. The first purchase period under the 2015 ESPP commenced on November 2, 2015. Under the 2015 ESPP, statutory employees may purchase common stock of the Company up to a specified maximum amount through payroll deductions. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issued 21,167, 19,726 and 14,985 shares of common stock during 2015, 2014 and 2013, respectively, pursuant to the 2004 ESPP at an average price of $3.24, $3.38 and $3.66 per share, in 2015, 2014 and 2013, respectively.

At December 31, 2015 the Company had 649,003 shares of common stock reserved for issuance under the 2015 ESPP.

Note 13 — Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. The Company did not record an income tax provision in the years ended December 31, 2015, 2014, or 2013 because the Company had a net taxable loss in the period.

For financial statement purposes, loss before taxes includes the following components (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(37,501)	$(14,646)	$(33,717)
Foreign	—	—	—

Total	$(37,501)	$(14,646)	$(33,717)

The Company recorded the following income tax provision as follows (in thousands):

Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2015	2014	2013
Deferred tax assets:
Depreciation and amortization	$769	$780	$918
Capitalized R&D	13,150	15,176	20,702
Reserves and accruals	12,899	6,217	4,946
Net operating losses	153,251	148,184	144,254
Tax credits	38,742	34,543	33,043

Total deferred tax assets	218,811	204,900	203,863
Less: Valuation allowance	(218,811)	(204,900)	(203,863)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting the Company’s future results, the Company maintained a full valuation allowance on the net deferred tax assets as of December 31, 2015, 2014 and 2013. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $13.9 million in 2015, $1.0 million in 2014 and $13.7 million in 2013.

As a result of certain realization requirements of accounting guidance for stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2015, 2014 and 2013 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Approximately $2.0 million of Federal and California net operating losses are related to tax stock option deductions in excess of book deductions. This amount will be credited to stockholders’ equity when it is realized.

The following are the Company’s valuation and qualifying accounts (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2013:
Deferred tax valuation allowance	$190,193	$13,670	—	—	$203,863
Year Ended December 31, 2014:
Deferred tax valuation allowance	$203,863	$1,037	—	—	$204,900
Year Ended December 31, 2015:
Deferred tax valuation allowance	$204,900	$13,911	—	—	$218,811

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2015	2014	2013
Tax at federal statutory tax rate	(34)%	(34)%	(34)%
State income tax, net of federal tax benefit	0%	(1)%	(4)%
State Apportionment	0%	28%	7%
Tax credits (net)	(7)%	(7)%	(14)%
Deferred tax assets (utilized) not benefited	37%	7%	41%
Stock-based compensation	2%	5%	2%
NOL Expiration	2%	2%	1%
Other	0%	0%	1%

Total	0%	0%	0%

The Company had federal net operating loss carryforwards of approximately $403.1 million and apportioned state net operating loss carryforwards of approximately $275 million before federal benefit at December 31, 2015. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2020 and 2016, respectively. The net operating loss carryforwards include deductions for stock options.

The Company had general business credit of approximately $35.4 million and $13.5 million for federal and state income tax purposes, respectively, at December 31, 2015. Amounts are comprised of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely. Since its filing of its 2011 tax return, the Company has claimed the orphan drug credit. For qualifying expenses, the orphan drug credit offers an increased benefit relative to the research and development credit taken in years prior.

As required by California state law, the Company apportions income to California based on a “market-based” sourcing approach. Accordingly, the Company’s California apportionment formula is sensitive to changes in the source of the Company’s mix of revenue.

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. The Company has performed a section 382 analysis for the year ended December 31, 2015 and has not experienced an ownership change since 2006. A portion of the Company’s existing net operating losses and tax credits are subject to limitations arising from previous ownership changes. Future changes in the Company’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

Section 59(e) of the Internal Revenue Code allows a Company to capitalize R&D expenses. The Company elected to capitalize R&D expenses on its 2013 tax return after completing a reverse stock split in the second quarter of 2013. The Company did not elect to capitalize R&D expenses in its 2014 tax return as they did not anticipate an ownership change under Section 382. For 2015, the Company anticipates foregoing the election in its 2015 tax return as they do not anticipate an ownership change under Section 382.

The Company follows the accounting guidance that prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions are initially recognized in the financial statements when it is

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2015	2014
Balance at the beginning of the year	$6,274	$6,171
Decrease related to prior year tax positions	0	(85)
Increase related to current year tax positions	441	188

Balance at the end of the year	$6,715	$6,274

Included in the balance of unrecognized tax benefits as of December 31, 2015, 2014 and 2013 are $5.5 million, $5.1 million and $5.0 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during 2015, 2014 or 2013. The Company does not expect its unrecognized tax benefit to change materially over the next twelve months.

Note 14 — Interest and Other, Net

Components of Interest and Other, Net were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest income and other income	$156	$108	$177
Interest expense and other expense	(250)	—	—

Interest and Other, net	$(94)	$108	$177

Interest income and other income in all periods primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments. In 2013, interest income also included net gains realized upon disposal of equipment.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense in 2015 consisted mainly of interest under the loan agreement. Refer to Note 9 for further detail.

Note 15 — Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Total revenues	$4,414	$6,542	$7,945	$9,757
Net loss	(8,872)	(10,551)	(8,849)	(9,229)
Net income (loss) per share — basic and diluted	$(0.23)	$(0.27)	$(0.23)	$(0.24)
2014
Total revenues	$7,979	$7,788	$9,415	$21,758
Net income (loss)	(8,744)	(8,374)	(5,971)	8,443
Net income (loss) per share — basic and diluted	$(0.27)	$(0.23)	$(0.16)	$0.23

Note 16 — Subsequent Events

In February 2016, the Company drew down $15.0 million in funds under the existing Loan Agreement and issued warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share under the second term loan, as described in Note 9 to these financial statements. The Company may at its sole discretion draw down the additional $10.0 million under the Loan Agreement in two term loans, provided certain specified conditions stipulated in the Loan Agreement are met preceding those draws. The expiration date of the remaining term loans of $10.0 million is March 2017. Refer to Note 9 for further details.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors” and “Executive Officers.”

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	2,634,070	$12.60	3,465,013	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	2,634,070	$12.60	3,465,013

(1)	Includes 649,003 shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

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

      (2) Financial Statement Schedules:

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

      (3) Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.4	Form of Common Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.4

4.5	Form of Preferred Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.5

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

4.6	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank					X

10.1+	Amended and Restated 2004 Equity Incentive Plan	10-Q	000-50633	August 5, 2015	10.2

10.2+	2004 Employee Stock Purchase Plan	10-Q	000-50633	August 7, 2013	10.3

10.3+	2015 Employee Stock Purchase Plan	10-Q	000-50633	August 5, 2015	10.42

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	April 29, 2004	10.5

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.6

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.7

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.8

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.9

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.10

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen	S-1	333-112261	January 27, 2004	10.11

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership	S-1	333-112261	January 27, 2004	10.12

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.13

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.14

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.15

10.15*	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2007	10.63

10.16	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

10.17*+	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James H. Sabry	8-K	000-50633	April 2, 2008	10.66

10.18+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.19+	Form of Executive Employment Agreement between the Company and its executive officers	10-Q	000-50633	August 5, 2008	10.68

10.20*	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.62

10.21*	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.63

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.22*	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.65

10.23*	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.67

10.24+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.25	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership	10-K	000-50633	March 11, 2011	10.65

10.26*	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 11, 2011	10.66

10.27*	Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-K	000-50633	March 13, 2012	10.42

10.28*	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-Q	000-50633	May 4, 2012	10.43

10.29*	Amendment No. 2, dated October 30, 2012 to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-K	000-50633	March 15, 2013	10.44

10.30+	2015 Compensation Information for the Company’s Named Executive Officers	8-K	000-50633	March 2, 2015	10.1

10.31+	Form of Option Agreement	10-K	000-50633	March 15, 2013	10.46

10.32+	Form of Restricted Stock Unit Award Agreement	10-K	000-50633	March 15, 2013	10.47

10.33	Common Stock Purchase Agreement dated June 11, 2013, by and between the Company and Amgen, Inc.	8-K	000-50633	June 12, 2013	10.48

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.34*	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen, Inc.	10-Q	000-50633	August 7, 2013	10.46

10.35+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.36	Common Stock Purchase Agreement by and between the Company and Astellas Pharma Inc. dated December 22, 2014	8-K	000-50633	December 23, 2014	10.46

10.37*	Amended and Restated License and Collaboration Agreement, dated December 22, 2014, by and between the Company and Astellas Pharma Inc.	10-K	000-50633	March 6, 2015	10.40

10.38*	Amendment No. 7, dated March 19, 2015, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	May 4, 2015	10.41

10.39	Controlled Equity Offering Sales Agreement, dated as of September 4, 2015, by and between the Company and Cantor Fitzgerald & Co.	8-K	000-50633	September 4, 2015	10.43

10.40**	Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank					X

23.1	Consent of Independent registered public accounting firm					X

24.1	Power of Attorney (included in the signature page to this report)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Portions of this Exhibit are subject to a confidential treatment order.

**	Registrant has requested confidential treatment for portions of this Exhibit.

+	Management contract or compensatory plan.

(1)

This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

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

Dated: March 3, 2016

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

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2016

/s/ SHARON A. BARBARI Sharon A. Barbari	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Executive)	March 3, 2016

/s/ L. PATRICK GAGE, PH.D. L. Patrick Gage, Ph.D.	Chairman of the Board of Directors	March 3, 2016

/s/ SANTO J. COSTA Santo J. Costa	Director	March 3, 2016

/s/ JOHN T. HENDERSON, M.B. CH.B. John T. Henderson, M.B. Ch.B.	Director	March 3, 2016

/s/ B. LYNNE PARSHALL, ESQ. B. Lynne Parshall, Esq.	Director	March 3, 2016

/s/ SANDFORD D. SMITH Sandford D. Smith	Director	March 3, 2016

/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director	March 3, 2016

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.4	Form of Common Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.4

4.5	Form of Preferred Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.5

4.6	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank					X

10.1+	Amended and Restated 2004 Equity Incentive Plan	10-Q	000-50633	August 5, 2015	10.2

10.2+	2004 Employee Stock Purchase Plan	10-Q	000-50633	August 7, 2013	10.3

10.3+	2015 Employee Stock Purchase Plan	10-Q	000-50633	August 5, 2015	10.42

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	April 29, 2004	10.5

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.6

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.7

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.8

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.9

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.10

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen	S-1	333-112261	January 27, 2004	10.11

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership	S-1	333-112261	January 27, 2004	10.12

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.13

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.14

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.15

10.15*	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2007	10.63

10.16	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.17*+	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James H. Sabry	8-K	000-50633	April 2, 2008	10.66

10.18+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.19+	Form of Executive Employment Agreement between the Company and its executive officers	10-Q	000-50633	August 5, 2008	10.68

10.20*	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.62

10.21*	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.63

10.22*	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.65

10.23*	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.67

10.24+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.25	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership	10-K	000-50633	March 11, 2011	10.65

10.26*	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 11, 2011	10.66

10.27*	Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-K	000-50633	March 13, 2012	10.42

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.28*	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-Q	000-50633	May 4, 2012	10.43

10.29*	Amendment No. 2, dated October 30, 2012 to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-K	000-50633	March 15, 2013	10.44

10.30+	2015 Compensation Information for the Company’s Named Executive Officers	8-K	000-50633	March 2, 2015	10.1

10.31+	Form of Option Agreement	10-K	000-50633	March 15, 2013	10.46

10.32+	Form of Restricted Stock Unit Award Agreement	10-K	000-50633	March 15, 2013	10.47

10.33	Common Stock Purchase Agreement dated June 11, 2013, by and between the Company and Amgen, Inc.	8-K	000-50633	June 12, 2013	10.48

10.34*	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen, Inc.	10-Q	000-50633	August 7, 2013	10.46

10.35+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.36	Common Stock Purchase Agreement by and between the Company and Astellas Pharma Inc. dated December 22, 2014	8-K	000-50633	December 23, 2014	10.46

10.37*	Amended and Restated License and Collaboration Agreement, dated December 22, 2014, by and between the Company and Astellas Pharma Inc.	10-K	000-50633	March 6, 2015	10.40

10.38*	Amendment No. 7, dated March 19, 2015, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	May 4, 2015	10.41

10.39	Controlled Equity Offering Sales Agreement, dated as of September 4, 2015, by and between the Company and Cantor Fitzgerald & Co.	8-K	000-50633	September 4, 2015	10.43

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.40**	Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank					X

23.1	Consent of Independent registered public accounting firm					X

24.1	Power of Attorney (included in the signature page to this report)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Portions of this Exhibit are subject to a confidential treatment order.

**	Registrant has requested confidential treatment for portions of this Exhibit.

+	Management contract or compensatory plan.

(1)

This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(b) Exhibits

The exhibits listed under Item 15(a)(3) hereof are filed as part of this Form 10-K, other than Exhibit 32.1 which shall be deemed furnished.

(c) Financial Statement Schedules

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.