Form 10-Q
period 2016-03-31
CYTOKINETICS INC
filed 2016-05-05
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Number of shares of common stock, $0.001 par value, outstanding as of April 28, 2016: 39,621,058

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$42,269	$65,076
Short-term investments	61,153	46,366
Related party accounts receivable	—	12
Prepaid and other current assets	2,696	1,653

Total current assets	106,118	113,107
Property and equipment, net	1,760	1,751
Long-term investments	5,140	179
Other assets	200	200

Total assets	$113,218	$115,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$547	$2,238
Accrued liabilities	7,877	8,421
Deferred revenue, current	15,911	20,858
Short-term portion of deferred rent and interest payable	348	132

Total current liabilities	24,683	31,649
Long-term debt	29,466	14,639
Deferred revenue, non-current	851	—
Long-term portion of deferred rent	312	359

Total liabilities	55,312	46,647

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 39,607,437 shares at March 31, 2016 and 39,581,692 shares at December 31, 2015	40	40
Additional paid-in capital	604,909	603,145
Accumulated other comprehensive income	156	149
Accumulated deficit	(547,199)	(534,744)

Total stockholders’ equity	57,906	68,590

Total liabilities and stockholders’ equity	$113,218	$115,237

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
Research and development revenues from related parties	$4,296	$2,791
Research and development, grant and other revenues	151	—
License revenues from related parties	3,974	1,623

Total revenues	8,421	4,414

Operating expenses:
Research and development	13,534	8,956
General and administrative	6,841	4,367

Total operating expenses	20,375	13,323

Operating loss	(11,954)	(8,909)
Interest and other income (expense), net	(501)	37

Loss before income taxes	(12,455)	(8,872)
Income tax benefit	—	—

Net loss	$(12,455)	$(8,872)

Net loss per share basic and diluted	$(0.31)	$(0.23)

Weighted-average number of shares used in computing net loss per share — basic and diluted	39,592	38,675

Other comprehensive gain (loss):
Unrealized gains (losses) on available-for-sale securities, net	7	(1)

Comprehensive loss	$(12,448)	$(8,873)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(12,455)	$(8,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	170	145
Non-cash interest expense	119	—
Stock-based compensation	1,611	896
Changes in operating assets and liabilities:
Related party accounts receivable	12	45,676
Prepaid and other assets	(1,042)	(716)
Accounts payable	(1,462)	95
Accrued and other liabilities	(365)	(1,418)
Deferred revenue	(4,095)	(1,447)

Net cash provided by (used in) operating activities	(17,507)	34,359

Cash flows from investing activities:
Purchases of investments	(50,146)	(49,840)
Proceeds from sales and maturities of investments	30,405	17,877
Purchases of property and equipment	(420)	(130)

Net cash used in investing activities	(20,161)	(32,093)

Cash flows from financing activities:
Proceeds from long term debt, net of debt discount and issuance costs	14,996	—
Proceeds (payments) from stock based award activities and warrants, net	(135)	65

Net cash provided by financing activities	14,861	65

Net increase (decrease) in cash and cash equivalents	(22,807)	2,331
Cash and cash equivalents, beginning of period	65,076	20,215

Cash and cash equivalents, end of period	$42,269	$22,546

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Basis of Presentation and Recently Issued Accounting Standards

Overview

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a late stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions.

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $547.2 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $12.5 million and net cash used in operations of $17.5 million for the three months ended March 31, 2016. Cash, cash equivalents and investments decreased from $111.6 million at December 31, 2015 to $108.6 million at March 31, 2016. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at March 31, 2016 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at March 31, 2016, and the results of operations for the three months ended March 31, 2016 and the cash flows for the three months ended March 31, 2016. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 3, 2016.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock compensation (Topic 718). ASU 2016-09 simplifies various aspects of accounting for share-based payments and presentation in the financial statements. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is in the process of evaluating the impact the adoption of ASU 2016-09 would have on its financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires management to record right-to-use asset and lease liability on the statement of financial position for operating leases. ASU 2016-02 is effective for annual and interim reporting periods beginning on or after December 15, 2018 and modified retrospective approach is required. The Company is in the process of evaluating the impact the adoption of ASU 2016-02 would have on its financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial instruments (Subtopic 825-10). ASU 2016-01 requires management to measure equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for annual and interim reporting periods beginning on or after December 15, 2017 and early adoption is not permitted. The Company does not expect the adoption of ASU 2016-01 to have a material effect on its financial statements or disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 214-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim reporting periods beginning on or after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material effect on its financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (reporting revenue gross versus net). The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU 2014-09. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

Note 2 — Net Loss Per Share

The following is the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss	$(12,455)	$(8,872)

Weighted-average shares used in computing net loss per share — basic and diluted	39,592	38,675

Net loss per share — basic and diluted	$(0.31)	$(0.23)

Basic net loss per share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock units, warrants, convertible preferred stock and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”), by applying the treasury stock method, if they have a dilutive effect. The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Options to purchase common stock	5,869	4,556
Warrants to purchase common stock	5,710	6,691
Restricted and Performance stock units	758	73
Shares issuable related to the ESPP	40	36

Total shares	12,377	11,356

Note 3 — Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash paid for interest	$382	$—
Cash paid for income taxes	1	1
Significant non-cash investing and financing activities:
Debt discount netted against proceeds from long term debt, recorded in equity	288	—
Interest paid on the long-term debt, at inception	63	—
Purchases of property and equipment through accounts payable	229	63
Purchases of property and equipment through accrued liabilities	11	8

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

Amgen and the Company agreed to extend the term of the research program in 2016. Under the amended Amgen Agreement, the Company is entitled to receive reimbursements of internal costs of certain full-time employee equivalents during 2016, as well as potential additional milestone payments related to the research activities.

Under the Amgen Agreement, as amended, the Company is eligible to receive over $350.0 million in development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments would become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities and therefore none of these milestones was deemed to be substantive. During the three months ended March 31, 2016 and 2015, the Company recognized no revenues for milestones achieved under the Amgen Agreement.

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

Pursuant to the Amgen Agreement, the Company has recognized research and development revenue from Amgen for reimbursements of internal costs of certain full-time employee equivalents, supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and of other costs related to that research program. These reimbursements were recorded as research and development revenues from related parties. During the three months ended March 31, 2016 and 2015, the Company recorded research and development revenue from Amgen of $0.6 million and $0.7 million, respectively, under the Amgen Agreement.

Revenue from Amgen was as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Research and development revenues from related parties
Reimbursement of internal costs	$617	$667
Allocated consideration	—	21

Total revenues from Amgen	$617	$688

Related party accounts receivable from Amgen were as follows (in thousands):

	March 31, 2016	December 31, 2015
Related party accounts receivable — Amgen	$—	$—

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

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model over the initial research term of the Original Astellas Agreement. During the three months ended March 31, 2015, the Company recorded $1.2 million in license revenue based on the proportional performance model. No license revenue was recorded in 2016 under the Original Astellas Agreement, and as of March 31, 2016, no license revenue remains deferred under the Original Astellas Agreement.

Pursuant to the Original Astellas Agreement, the Company recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the three months ended March 31 2015, the Company recorded research and development revenue from Astellas of $1.8 million under the Original Astellas Agreement. No research and development revenue from Astellas was recorded in 2016 under the Original Astellas Agreement.

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

Under the Amended Astellas Agreement, we received a non-refundable upfront license fee of $30.0 million in January 2015. Concurrently, the Company received $15.0 million as a milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. The Company is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the Amended Astellas Agreement. Under the Amended Astellas Agreement, the Company is conducting the initial Phase 2 clinical trial of CK-2127107 in patients with SMA. In addition, the Company is entitled to receive additional pre-commercialization milestone payments related to the development of CK-2127107 in neuromuscular indications, and royalties on sales of CK-2127107 in neuromuscular indications.

The Company determined that the license and the research and development services relating to the Amended Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue over the research term of the Amended Astellas Agreement using the proportional performance model.

During the three months ended March 31, 2016 and 2015, the Company recorded $4.0 million and $0.4 million, respectively, in license revenue based on the proportional performance model under the Amended Astellas Agreement. As of March 31, 2016, $16.3 million license revenue remains deferred under the Amended Astellas Agreement.

Pursuant to the Amended Astellas Agreement, the Company recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the three months ended March 31, 2016 and 2015, the Company recorded research and development revenue from Astellas of $3.7 million and $0.3 million, respectively, under the Amended Astellas Agreement.

The Company believes that each of the milestones related to research and early development under the Amended Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance and each milestone will result in additional payments to the Company. During the three months ended March 31, 2016 and 2015, no milestone revenue for early development was recognized under this agreement. The Company is eligible to receive up to $2.0 million in research milestone payments under the collaboration for each future potential drug candidate.

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

In conjunction with the Amended Astellas Agreement, the Company also entered into a common stock purchase agreement which provided for the sale of 2,040,816 shares of its common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million which was received in December 2014. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to the Company’s common stock. The Company determined the fair value of the stock issued to Astellas to be $9.1 million. The excess of cash received over fair value of $0.9 million was deferred along with the license and research and development services. Allocated consideration will be recognized as revenue for the single unit of accounting above, as services are performed following the proportional performance model over the research term of the Amended Astellas Agreement.

Following the common stock purchase, Astellas was determined to be a related party. As such, all revenue earned following the common stock purchase is classified as related party revenue.

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
License Revenues from Related Parties	$3,974	$1,624
Research and development revenues with related parties:
Reimbursement of internal costs	2,239	909
Reimbursement of other costs	1,440	1,193

Total research and development revenue with related parties from Astellas	3,679	2,102

Total Revenue from Astellas	$7,653	$3,726

Related party accounts receivable from Astellas were as follows (in thousands):

	March 31, 2016	December 31, 2015
Related party accounts receivable — Astellas	$—	$—

At March 31, 2016 and December 31, 2015, the Company had $16.3 million and $20.4 million, respectively, of deferred revenue under the Amended Astellas Agreement, reflecting the unrecognized portion of the license revenue, allocation of consideration and payment of expenses.

Note 5 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds and U.S. Treasury securities	$37,765	$—	$—	$37,765

Short-term investments — U.S. Treasury securities	$61,137	$16	$—	$61,153	4/2016-3/2017

Long-term investments — Equity and U.S. Treasury securities	$5,179	$3	$(42)	$5,140	4/2017-8/2017

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$63,136	$—	$—	$63,136

Short-term investments — U.S. Treasury securities	$46,395	$1	$(30)	$46,366	2/2016-8/2016

Long-term investments — Equity securities	$—	$179	$—	$179

At March 31, 2016 there were no investments that had been in a continuous unrealized loss position for 12 months or longer. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from April 1, 2016 through April 28, 2016 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Interest income	$62	$37

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

Financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2016
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market funds	$35,265	$—	$—	$35,265
U.S. Treasury securities	68,656	—	—	68,656
Equity securities	137	—	—	137

Total	$104,058	$—	$—	$104,058

Amounts included in:
Cash and cash equivalents	$37,765	$—	$—	$37,765
Short-term investments	61,153	—	—	61,153
Long-term investments	5,140	—	—	5,140

Total	$104,058	$—	$—	$104,058

	December 31, 2015
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market funds	$63,136	$—	$—	$63,136
U.S. Treasury securities	46,366	—	—	46,366
Equity securities	179	—	—	179

Total	$109,681	$—	$—	$109,681

	December 31, 2015
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Amounts included in:
Cash and cash equivalents	$63,136	$—	$—	$63,136
Short-term investments	46,366	—	—	46,366
Long-term investments	179	—	—	179

Total	$109,681	$—	$—	$109,681

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of March 31, 2016 and December 31, 2015, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Long Term Debt:

As of March 31, 2016 and December 31, 2015, the fair value of the long-term debt, payable in installments through year ended 2020, approximated its carrying value of $29.5 million and $14.6 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

Note 7 — Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	March 31, 2016	December 31 2015
Notes payable, gross	$30,000	$15,000
Less: Unamortized debt discount	(620)	(389)
Accretion of final payment fee	86	28

Carrying value of notes payable	$29,466	$14,639

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

The Company drew down $15.0 million in funds under the Loan Agreement in October 2015 at the time of the first draw down, and at that time, could at its sole discretion draw down an additional $25.0 million under the Loan Agreement in two term loans, provided certain specified conditions stipulated in the Loan Agreement are met preceding those draws. During February 2016, the Company drew down an additional $15.0 million in funds under the Loan Agreement and issued warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share under the second term loan. As of April 28, 2016, there were 133,474 warrants outstanding and exercisable. As of April 28, 2016 the Company has received $29.8 million from this loan and security agreement, net of issuance cost. The Company can at its sole discretion draw down an additional $10.0 million under the Loan Agreement from the Lenders, at any time prior to March 31, 2017, subject to the Company’s satisfaction of specified conditions precedent related to the earlier of (i) the occurrence of an equity even as described in the Loan Agreement, or (ii) specified results from the Company’s VITALITY-ALS Phase 3 trial of tirasemtiv, each as specified in the Loan Agreement.

The Company is required to repay the outstanding principal in 36 equal installments beginning October 2017 and is due in full in October 2020. The first and second term loans bear interest at a rate of 7.5% per annum, respectively. The remaining term loans, if drawn, will bear interest at a rate fixed at the time of draw, equal to the greater of (i) 7.50% and (ii) the sum of the three month U.S. LIBOR rate plus 7.31%. The Company is required to make a final payment fee of 4.00% of the amounts of the Term Loans drawn payable on the earlier of (i) the prepayment of the Term Loans or (ii) the Maturity Date. The loan carries prepayment penalties of 3% and 2% for prepayment within one and two years, respectively, of the loan origination and 1% thereafter. The warrants issued in the Loan Agreement became exercisable upon issuance and will remain exercisable for five years from issuance or the closing of a merger consolidation transaction in which the Company is not the surviving entity.

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

The Company recorded interest expense related to the long term debt of $0.6 million for the three months ended March 31, 2016. Included in interest expense for this period was interest on principal, amortization of the debt discount and debt issuance costs, and the accretion of the final payment fee. For the three months ended March 31, 2016, the effective interest rate on the amounts borrowed under the Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 9.3%. No interest expense was recorded during the three months ended March 31, 2015.

Future minimum payments under the Loan, as of March 31, 2016 are as follows (in thousands):

Remainder of 2016	$1,721
2017	4,768
2018	11,743
2019	10,981
2020	8,938

Total minimum payments	38,151
Less: Interest and final payment	(8,151)

Notes payable, gross	$30,000

Note 8 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity.

In the first three months of 2016 and 2015, the Company recorded insignificant amounts of unrealized gains (losses) in available-for-sale securities in accumulated other comprehensive loss, and did not reclassify any unrealized gains on investments from accumulated other comprehensive income into net loss.

Warrants

As of March 31, 2016, the Company had warrants outstanding to purchase 5.7 million shares of the Company’s common stock.

In June 2012, warrants were issued pursuant to the June 2012 underwriting agreements the Company entered into in connection with two separate, concurrent offerings for our securities (the “June 2012 Public Offerings”). In accordance with the accounting guidance for valuing stock and warrants when stock is issued in conjunction with other securities, and the stock and other securities are to be accounted for as equity, the Company allocated the gross purchase proceeds using the relative fair value method. For accounting purposes, the June 2012 Public Offerings were considered to be one transaction. The fair value of the common stock issued in the June 2012 Public Offerings was calculated based on the closing price of the stock on the commitment date as quoted on The NASDAQ Global Market.

In October 2015, warrants to purchase 65,189 shares of the Company’s common stock at an exercise price of $6.90 per share were issued in accordance with the Loan Agreement. Refer to Note 7 Long Term Debt, for further details regarding the Loan Agreement.

In February 2016, warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share were issued in accordance with the Loan Agreement. The Company valued the warrants as of the date of issuance at $288,000 using the Black-Scholes option pricing model and the following assumptions: a contractual term of five years, a risk-free interest rate of 1.7%, volatility of 75%, and the fair value of the Company’s common stock of $7.00.

Outstanding warrants as of March 31, 2016 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued 6/25/2012	5,576,048	$5.28	06/25/17
Issued 10/19/2015	65,189	$6.90	10/19/20
Issued 02/10/2016	68,285	$6.59	02/10/21

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

Sales of the Company’s common stock through Cantor Fitzgerald, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by the Company and Cantor Fitzgerald. Subject to the terms and conditions of the Cantor Fitzgerald Agreement, Cantor Fitzgerald will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). The Company is not obligated to make any sales of common stock under the Cantor Fitzgerald Agreement. The offering of shares of common stock pursuant to the Cantor Fitzgerald Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Cantor Fitzgerald Agreement or (2) termination of the Cantor Fitzgerald Agreement. The Cantor Fitzgerald Agreement may be terminated by Cantor Fitzgerald at any time upon ten days notice to the Company or may be terminated by the Company at any time upon five days notice to Cantor Fitzgerald, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business. The Company will pay Cantor Fitzgerald a commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through Cantor Fitzgerald under the Cantor Fitzgerald Agreement. The Company has also provided Cantor Fitzgerald with customary indemnification and contribution rights. As of March 31, 2016, 808,193 shares have been issued through Cantor Fitzgerald under the Cantor Fitzgerald Agreement for total net proceeds of approximately $8.7 million.

Equity Incentive Plan

Total employee stock-based compensation expenses were $1.6 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

Stock Options

Activity under the 2004 Equity Incentive Plan, for the three months ended March 31, 2016, was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2015	2,816,010	4,078,159	$10.94
Options granted	(1,174,200)	1,174,200	6.82
Options exercised	—	—	—
Options forfeited/expired	140,968	(140,968)	34.52
Restricted stock units granted	(47,000)	—

Balance at March 31, 2016	1,735,778	5,111,391	$9.35

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2016 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2015	71,752	$8.49
Restricted stock units granted	47,000	6.67
Restricted stock units released	(45,750)	8.69
Restricted stock units forfeited	—	—

Unvested restricted stock units outstanding at March 31, 2016	73,002	$7.19

Restricted stock activities were limited to non-executive employees for the three months ended March 31, 2016.

Restricted Stock Units that Contain Performance Conditions

Performance stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Performance stock units outstanding at December 31, 2015	685,000	$7.00
Restricted stock units granted	—	—
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—

Unvested restricted stock units outstanding at March 31, 2016	685,000	$7.00

As of March 31, 2016, all these performance stock units remain unvested.

Note 9 — Interest and Other Income (Expense), Net

Interest and other income (expense) for the three months ended March 31, 2016 primarily consisted of interest expense on long term debt, amortization of the debt discount and debt issuance costs, and the accretion of the final payment fee related to long term debt. Interest and other income (expense) for the three months ended March 31, 2015 primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 10 — Commitments and Contingencies

Commitments

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. During March 2016, the Company amended the lease agreement to include certain additional operating expenses, related to the replacement of two boilers. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense was $0.8 million and $0.8 million, respectively, for the three months ended March 31, 2016 and 2015.

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

Note 11 — Income Taxes

During the three months ended March 31, 2016 and 2015, the Company did not record a provision for income taxes because it expected to generate a net operating loss for the year ending December 31, 2016 and 2015, respectively.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2016;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, Amgen Inc. and Astellas Pharma Inc. (“Astellas”), including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;

•	the results from the clinical trials and non-clinical and preclinical studies of our drug candidates and other compounds, and the significance and utility of such results;

•	anticipated interactions with regulatory authorities;

•	the further development of tirasemtiv for the potential treatment of amyotrophic lateral sclerosis (ALS);

•	the expected acceptability by regulatory authorities of the effects of tirasemtiv on slow vital capacity or other measures of clinical benefit related to respiratory function in patients with ALS as Phase 3 clinical trial endpoints to support the registration of tirasemtiv as a treatment for ALS;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	the potential advancement of omecamtiv mecarbil into Phase 3 clinical development;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments and other obligations under loan and lease agreements

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected timing for recognition of compensation cost related to unvested stock options; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•	further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•	the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities may not accept effects on respiratory function, including slow vital capacity, as an appropriate clinical trial endpoints to support the registration of tirasemtiv for the treatment of ALS;

•	Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and related compounds, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and related compounds;

•	Astellas’ decisions with respect to the timing, design and conduct of research and development activities for CK-2127107 and other skeletal muscle activators, including decisions to postpone or discontinue research or development activities relating to CK-2127107 and other skeletal muscle activators;

•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our receipt of funds and access to other resources under our current or future strategic alliances;

•	difficulties or delays in the development, testing, manufacturing or commercialization of our drug candidates;

•	difficulties or delays, or slower than anticipated patient enrollment in our or partners’ clinical trials;

•	difficulties or delays in the manufacture and supply of clinical trial materials;

•	failure by our contract research organizations, contract manufacturing organizations and other vendors to properly fulfill their obligations or otherwise perform as expected;

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may limit the commercial potential of our drug candidates;

•	difficulties or delays in achieving market access and reimbursement for our drug candidates and the potential impacts of health care reform;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;

•	potential infringement or misuse by us of the intellectual property rights of third parties;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	accrual information provided by our contract research organizations and other vendors;

•	potential ownership changes under Internal Revenue Code Section 382; and

•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

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

Overview

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a late-stage biopharmaceutical company focused on the discovery and development of first-in-class muscle activators as potential treatments for debilitating diseases in which muscle performance is compromised and or declining. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of skeletal or cardiac muscle. We are also conducting earlier-stage research directed to other compounds with the potential to modulate muscle contractility and other muscle functions, such as growth, energetics and metabolism.

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

Muscle Contractility Programs

Skeletal Muscle Contractility Program

Tirasemtiv is the lead drug candidate from this program. We retain exclusive rights to tirasemtiv. We conducted a Phase 2 clinical development program for tirasemtiv, and we started a Phase 3 clinical development program for this drug candidate in patients with ALS in July 2015. In collaboration with Astellas, we are also developing another drug candidate from this program, CK-2127107, for potential indications associated with muscle weakness. We are started a Phase 2 clinical trial for CK-2127107 in patients with SMA in December 2015. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

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

VITALITY-ALS is a multi-national, randomized, double-blind, placebo-controlled trial that was originally designed to enroll 445 patients with possible, probable or definite ALS diagnosed within 24 months, and with a baseline vital capacity > 70 % of predicted, based on age, sex, and height. Patients may be enrolled whether or not they are on riluzole therapy. The primary endpoint of the trial will assess change from baseline in SVC, to be assessed after 24 weeks of double-blind, placebo-controlled treatment. Secondary endpoints include time to decline from baseline in percent predicted SVC by > 20 percentage points or the onset of respiratory insufficiency or death; time to decline from baseline in percent predicted SVC to < 50 percent predicted or the onset of respiratory insufficiency or death; time to first occurrence of any use of assisted ventilation or death; time to decline in any of the three respiratory domains of the ALSFRS-R or death; and change in the Mega-Score of muscle strength.

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

At the end of the first quarter of 2016, there were approximately 300 patients enrolled in VITALITY-ALS. VITALITY-ALS is expected to complete enrollment of 600 patients in the first half of 2016. In the first quarter, a meeting of the Data Monitoring Committee (“DMC”) for VITALITY-ALS was held. The accumulated safety and efficacy data were reviewed by the committee and the committee recommended continuing the trial without any changes or modifications to the trial.

On March 31, we announced a research collaboration with Origent Data Sciences, Inc. (“Origent”) to refine and prospectively validate an Origent computer model to predict the course of ALS disease progression leveraging data from Cytokinetics’ clinical trials of tirasemtiv. Funded by Origent’s receipt of a grant from The ALS Association, this joint research program will enable the first prospective validation of the predictive model in a clinical trial setting. Previously, the Origent models predicting both function and survival of ALS patients have been validated using their internal and retrospective external datasets.

Also during the quarter, the manuscript, “A randomized, placebo-controlled, double-blind phase IIb trial evaluating the safety and efficacy of tirasemtiv in patients with amyotrophic lateral sclerosis,” was published in the Amyotrophic Lateral Sclerosis and Frontotemporal Degeneration journal.

The clinical trials program for tirasemtiv may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. Tirasemtiv is at too early a stage of development for us to predict if or when this may occur. Our expenditures are expected to increase as we continue to progress tirasemtiv towards potential registration.

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

Based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Amended Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

Cytokinetics retains the exclusive right to develop and commercialize tirasemtiv for the potential treatment of ALS and certain other neuromuscular disorders independently from the Amended Astellas Agreement.

During the three months ended March 31, 2016 and 2015, we recorded $4.0 million and $1.6 million, respectively, of license revenue and $3.7 million and $2.1 million, respectively, in reimbursement of sponsored research and development activities in connection with our strategic alliance with Astellas. See our unaudited condensed consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Astellas.

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

CK-2127107 Clinical Development

Phase 2 Clinical Development: Cytokinetics, in partnership with Astellas, started a Phase 2 clinical trial of CK-2127107 in patients with SMA in December 2015. The clinical trial is designed to assess effects of CK-2127107 on multiple measures of muscle function in both ambulatory and non-ambulatory patients with SMA, a severe, genetic neuromuscular disease that leads to debilitating muscle wasting and progressive, often fatal, muscle weakness. The primary objective of this double-blind, randomized, placebo-controlled clinical trial is to determine the potential pharmacodynamic effects of a suspension formulation of CK-2127107 following multiple oral doses in patients with Type II, Type III, or Type IV SMA. Secondary objectives are to evaluate the safety, tolerability and pharmacokinetics of CK-2127107. The trial will enroll seventy-two patients in two sequential, ascending dose cohorts (two cohorts of 36 patients each, stratified half ambulatory and half non- ambulatory).

The first cohort of patients is receiving 150 mg of CK-2127107 dosed twice daily for eight weeks; the second cohort of patients will receive 450 mg of CK-2127107 dosed twice daily or a lower dose, depending on the data from the first cohort. At the conclusion of the trial, approximately 24 patients will have been randomized to placebo, approximately 24 patients to 150 mg of CK-2127107 twice daily and approximately 24 patients to 450 mg of CK-2127107 twice daily (or a lower dose, pending the review of data from the first cohort). In each of these three treatment groups of approximately 24 patients each, roughly half will be ambulatory and half will be non-ambulatory. Multiple assessments of skeletal muscle function and fatigability will be performed including respiratory assessments, upper limb strength and functionality for non-ambulatory patients, as well as six-minute walk and timed-up-and-go for ambulatory patients.

During the quarter, we continued enrollment of the Phase 2 clinical trial of CK-2127107 in patients with SMA, in collaboration with Astellas. We expect to complete enrollment of our Phase 2 trial of CK-2127107 in patients with SMA in the second half of 2016.

We expect Astellas, in collaboration with Cytokinetics, will initiate a Phase 2 clinical trial of CK-2127107 in patients with chronic obstructive pulmonary disease in the first half of 2016.

Ongoing Research in Skeletal Muscle Activators.

Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal muscle troponin activators to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere. We are conducting a joint research program with Astellas directed to the discovery of next-generation skeletal muscle activators. Under the Amended Astellas Agreement, the joint research program will continue in 2016 and Astellas will reimburse us for certain research activities. We expect that a next-generation skeletal muscle activator will advance into IND-enabling studies in 2016.

Cardiac Muscle Contractility Program

Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both for use in the hospital setting and for use in the outpatient setting. During the quarter, we participated with Amgen in regulatory meetings with the FDA, EMA and Health Canada intended to inform the design of a potential Phase 3 development program for omecamtiv mecarbil. We also conducted various clinical, non-clinical and planning activities in collaboration with Amgen to support the potential advancement of omecamtiv mecarbil into a Phase 3 development program. We expect to make a decision regarding the advancement to Phase 3 in the coming months. We expect to continue our joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program in 2016.

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

We recorded reimbursement of sponsored research and development activities in connection with our strategic alliance with Amgen of $0.6 million and $0.7 million, respectively in the three months ended March 31, 2016 and 2015. See our unaudited condensed consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Amgen.

Omecamtiv Mecarbil Current Clinical Development

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

Phase 2 Clinical Development Program

COSMIC-HF. COSMIC-HF is a Phase 2, double-blind, randomized, placebo-controlled, multicenter, clinical trial designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction as well as its effects on echocardiographic measures of cardiac function. COSMIC-HF was conducted by Amgen in collaboration with Cytokinetics. The trial began with two dose escalation cohorts of 40 patients each, randomized 1:1:1:1 to placebo or one of three different modified release oral formulations of omecamtiv mecarbil for seven days. The omecamtiv mecarbil dose in the first of these two dose escalation cohorts was 25 mg twice daily; in the second, it was 50 mg twice daily. The purpose of the dose escalation cohorts was to select one of the three modified release oral formulations of omecamtiv mecarbil for further evaluation in a larger group of patients treated for a longer period of time.

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

In November 2015, the results from the expansion phase of COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure) were presented in a Late-Breaking Clinical Trial session at the American Heart Association Scientific Sessions 2015 in Orlando, Florida. Data from the expansion phase showed that dose titration controlled patient exposure to omecamtiv mecarbil. Approximately 60 percent of patients in the dose titration group escalated dosing to 50 mg twice daily. The study met its primary pharmacokinetics objective.

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

On April 4, 2016, we announced the start of a Phase 2 clinical trial of omecamtiv mecarbil in Japanese subjects with heart failure and reduced ejection fraction.

Also during the quarter, the manuscript, “Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure, The ATOMIC-AHF Study,” was published in the Journal of the American College of Cardiology. Results from this trial were first presented at the European Society of Cardiology Meeting in 2013.

During the quarter, we participated with Amgen in regulatory meetings with the FDA, EMA and Health Canada intended to inform design of a potential Phase 3 development program for omecamtiv mecarbil. We also conducted various clinical, non-clinical and planning activities in collaboration with Amgen to support the potential advancement of omecamtiv mecarbil into a Phase 3 development program. We expect to make a decision regarding the advancement of omecamtiv mecarbil into Phase 3 in the coming months.

Ongoing Research in Cardiac Muscle Contractility.

We expect to continue our joint research program with Amgen directed to next-generation compounds in our cardiac muscle contractility program in 2016. Under the Amgen Agreement, Amgen reimburses us for certain research activities we perform.

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

Development Risks

The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:

•	the results of clinical trials of our drug candidates conducted by us or our partners may not support the further clinical development of those drug candidates;

•	further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•	the FDA and/or other regulatory authorities may not accept effects on respiratory function, including SVC, as an appropriate clinical trial endpoints to support the registration of tirasemtiv for the treatment of ALS;

•	decisions made by Amgen with respect to the development of omecamtiv mecarbil and by Astellas with respect to the development of CK-2127107;

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our or our partners’ clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

•	our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management, conduct and funding of clinical trials;

•	failure by our clinical trial sites, clinical research organizations, clinical manufacturing organizations and other third parties supporting our or our partners’ clinical trials to fulfill their obligations or otherwise perform as expected;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility;

•	the possibility that results from non-clinical studies may adversely impact the timing or further development of our drug candidates; and

•	possible delays in the characterization, formulation, manufacture, packaging, labeling and distribution of drug candidates and other compounds.

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

Results of Operations

Revenues

We recorded total revenues of $8.4 million and $4.4 million for the first quarter of 2016 and 2015, respectively.

Total revenues were as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015	Increase (Decrease)
Research and development revenues from related parties	$4,296	$2,791	$1,505
Research and development, grant and other revenues	151	—	151
License revenues from related parties	3,974	1,623	2,351

Total revenues	$8,421	$4,414	$4,007

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Astellas and Amgen. Research and development revenues from Astellas were $3.7 million and $2.1 million in the first quarter of 2016 and 2015, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents, and other research and development expenses. Research and development revenues from Amgen were $0.6 million and $0.7 million for the first quarter of 2016 and 2015, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents. The increase in research and development revenues from related parties of $4.0 million was primarily due to the timing of research and development activities under the Astellas collaboration as noted above.

Research and development, grant and other revenues in the first quarter of 2016 consisted of $0.2 million of research and development revenues from our collaboration with The ALS Association (“ALSA”). In July 2015, we were awarded a $1.5 million grant from ALSA (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS.

License revenues from related parties refers to license revenues from our strategic alliance with Astellas. License revenues from Astellas were $4.0 million and $1.6 million in the first quarter of 2016 and 2015, respectively, and consisted of the recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015, using the proportional performance model. The increase in license revenues from related parties of $2.4 million was primarily due to the timing of research and development activities under the Astellas collaboration, as noted above.

Research and Development Expenses

Research and development expenses were $13.5 million and $9.0 million in the first quarter of 2016 and 2015, respectively.

Total research and development expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015	Increase (Decrease)
Research and development expenses	$13,534	$8,956	$4,578

The increase in research and development expenses in 2016, compared to the same period in 2015, was primarily due to an increase of $4.2 million for outsourced clinical costs mainly associated with the ongoing VITALITY-ALS trial and an increase of $1.0 million in personnel related expenses due to increased headcount, partially offset by a decrease of $0.6 million in outsourced preclinical costs associated with research activities conducted in 2015.

The following presents our research and development expenses by program (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015	Increase (Decrease)
Cardiac muscle contractility	$1,743	$1,435	308
Skeletal muscle contractility	11,038	6,376	4,662
All other research programs	753	1,145	(392)

Total research and development expenses	$13,534	$8,956	$4,578

From a program perspective, the increase in research and development spending in the first quarter of 2016, compared to the same period in 2015, was primarily due to increased spending of $4.6 million for our skeletal muscle contractility program, which included the clinical program for tirasemtiv for the treatment of ALS, and the clinical program for CK-2127107 under our collaboration with Astellas, and an increase of $0.3 million for our cardiac muscle contractility program, partially offset by a decrease of $0.4 million for the rest of our other research programs.

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

General and Administrative Expenses

General and administrative expenses were $6.8 million and $4.4 million in the first quarter of 2016 and 2015, respectively.

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015	Increase (Decrease)
General and Administrative expenses	$6,841	$4,367	$2,474

The increase in general and administrative expenses in the first quarter of 2016, compared to the same period in 2015, was primarily due to an increase of $1.1 million in personnel related expenses due to increased non-cash stock compensation expense and an increase in headcount, an increase of $0.6 million in outsourced costs mainly related to medical affairs and commercial development, and an increase of $0.6 million in corporate and patent legal fees.

We anticipate that general and administrative expenses in 2016 will increase significantly compared to 2015, mainly due to increased headcount.

Interest and Other Income (Expense), Net

Interest expense increased in the first quarter of 2016 compared to the same period in 2015, primarily due to interest expense related to the long-term debt obligations which commenced in fourth quarter 2015.

Critical Accounting Policies

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There has been no material change to our critical accounting policies since then.

Recent Accounting Pronouncements

See Note 1, “Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through March 31, 2016, we funded our operations through the sale of equity securities, non-equity payments from collaborators, long term debt, capital equipment financings, grants and interest income. Due to our substantial research and development expenditures, we have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. As of March 31, 2016, we had available cash, cash equivalents and investments of $108.6 million.

Original Astellas Agreement

In June 2013, we entered into the Original Astellas Agreement (see Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements). In July 2013, we received an upfront non-refundable license payment of $16.0 million in connection with the execution of the Original Astellas Agreement. Pursuant to that agreement we were eligible to potentially receive over $24.0 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, the agreement also provided for payments for the achievement of pre-specified milestones relating to the joint research and development program. During the three months ended March 31, 2016 and 2015, the Company recognized no revenues for milestones achieved under the Original Astellas Agreement. The $15.0 million milestone payment which was paid in January 2015 was recognized in 2014.

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

Based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Amended Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107.

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

Amgen and the Company agreed to further extend the term of the research program in 2016. Under the amended Amgen Agreement, we are entitled to receive reimbursements of internal costs for certain full-time employee equivalents during 2016, as well as potential additional milestone payments related to the research activities.

Cantor Fitzgerald

On September 4, 2015, we entered into a $40.0 million Controlled Equity Offering Sales Agreement (“CE Offering”) with Cantor Fitzgerald & Co., pursuant to which we issue and sold, through March 31, 2016, 808,193 shares for total net proceeds of approximately $8.7 million. As of April 28, 2016, $31.3 million remains available to us under the September 2015 Registration Statement.

October 2015 Loan Agreement

On October 19, 2015 and February 10, 2016, we entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford,”) as the collateral agent and a lender, and Silicon Valley Bank (“SVB,”) as a lender (Oxford and SVB collectively the “Lenders”) to fund our working capital and other general corporate needs, for Term A and term B, respectively. As of March 31, 2016 we received $29.8 million from these loan and security agreements for Term A and Term B, net of issuance cost. See Note 7, “Long-Term Debt” of the Notes to Consolidated Financial Statements for further details.

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $108.6 million at March 31, 2016, compared to $111.6 million at December 31, 2015. The decrease of $3.0 million was primarily due to the use of cash to fund operations, partially offset by net proceeds of $15.0 million received from long-term debt.

Net cash used in operating activities was $17.5 million in the three months ended March 31, 2016 and was largely due to the ongoing research and development activities. The net loss for the three months ended March 31, 2016 included non-cash stock based compensation of $1.6 million. At March 31, 2016, deferred revenue of $16.7 million related largely to the deferral of revenue for Astellas based on the proportional performance model.

Net cash used in investing activities was $20.2 million in the first three months of 2016 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $19.7 million.

Net cash provided by financing activities was $14.9 million in the first three months of 2016 and primarily consisted of net proceeds received of $15.0 million from long-term debt.

Shelf Registration Statements.

In November 2013 we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allowed us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of April 28, 2016, $109.7 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf will be established at the time of such offerings.

As of March 31, 2016, our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Remainder of 2016	2017-2018	2019-2020	Beyond	Total
Long-term debt (1)	$—	$12,500	$17,500	$—	$30,000
Interest obligation on long-term debt (2)	$1,721	$4,011	$2,419	$—	$8,151
Operating lease obligations (3)	$2,635	$5,486	$—	$—	$8,121

Total obligations	$4,356	$21,997	$19,919	$—	$46,272

(1)	For further discussion regarding long-term debt, see Note 7, “Long-Term Debt” of the Notes to Consolidated Financial Statements.
(2)	Interest obligation on long-term debt has been calculated based on the interest rate applicable as of March 31, 2016.
(3)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

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

We have incurred an accumulated deficit of $547.2 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We have generally incurred operating losses in each year since our inception in 1997, due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our drug candidates are all in early through late-stage clinical testing, and we and our partners must conduct significant additional clinical trials before we and our partners can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur increasing losses for at least several more years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

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

Our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank provides for up to $40.0 million in term loans due on October 1, 2020, of which $30.0 million in term loans has been borrowed to date. All of our current and future assets, except for intellectual property, are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. Moreover, our ability to access the final $10.0 million under the loan and security agreement is subject to our ability to achieve a certain conditions, including certain clinical development milestones or an equity financing milestone, which conditions we may not be able to meet and which and could adversely affect our liquidity. In addition, although we expect to borrow additional funds under the loan and security agreement, before we do so, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

The FDA has not approved any drug for the treatment of ALS since its approval of riluzole in 1995. In recent years, a number of Phase 3 clinical trials of potential treatments for ALS have failed to demonstrate the requisite efficacy for approval or for their continued development. These include Biogen’s trial of dexpramipexole, known as EMPOWER, the National Institute of Neurological Disorders and Stroke’s trial of ceftriaxone, and Trophos SA’s trial of olesoxime. Tirasemtiv, like these compounds, may fail in Phase 3 clinical development if it does not show a statistically significant level of clinical efficacy or if the adverse event profile is too great compared to it benefits. Further, even if we believe the data collected from our planned Phase 3 clinical development program of tirasemtiv are promising and should support approval, the FDA or other regulatory authorities may not deem these data to be sufficient to support approval.

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

Under this strategic alliance, we have granted Astellas an exclusive license to co-develop and commercialize CK-2127107 for potential application in spinal muscular atrophy (SMA) and potentially other indications worldwide. We have initiated a Phase 2 clinical trial of patients with SMA. Unless otherwise agreed by the parties, Astellas will be primarily responsible for the conduct of subsequent development and commercialization activities for CK-2127107.

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

To date, our drug candidates have been manufactured in small quantities for preclinical studies and early through late-stage clinical trials. In order to conduct larger scale clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture it in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drugs may be delayed or there may be a shortage in supply, which could significantly harm our business. In addition, data demonstrating the stability of both drug substance and drug product using the commercial manufacturing process and at commercial scale are required for marketing applications. Failure to produce drug substance and drug products in a timely manner and obtain stability data could result in delay of submission of marketing applications.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Neuraltus Pharmaceuticals, Inc., which is developing NP001; Ionis Pharmaceuticals, Inc., (in collaboration with Biogen, Inc.), which is developing Ionis-SOD1Rx; AB Science, which is developing masitinib; Mitsubishi Tanabe Pharma Corporation, which is developing

Radicut (edaravone); Eisai Co. Ltd., which is developing mecobalamin; Orion Pharma (UK) Ltd., which is developing levosimendan; Genervon Biopharmaceuticals, LLC, which is developing GM604; Q Therapeutics, which is developing Q Cells; Genentech, Inc., which is developing GCD-0134; and MediciNova, Inc. which is developing ibudilast. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. Tirasemtiv may also compete with Rilutek (riluzole), manufactured by Sanofi and several generics manufacturers including Apotex Corp., Glenmark Generics, and Sun Pharmaceuticals.

If CK-2127107 is approved by the FDA or other regulatory authorities for the potential treatment of SMA, potential competitors include Roche (in collaboration with PTC Therapeutics and Trophos SA), AveXis, Inc., Pfizer Inc., Ionis Pharmaceuticals, Inc., Novartis AG, and Bioblast Pharma, Ltd. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), which is developing SAR391786, a monoclonal antibody targeted to GDF8, for sarcopenia; Acceleron Pharma, which is developing ACE-083 for diseases such as inclusion body myositis and certain forms of muscular dystrophy; Eli Lilly and Company, which is developing landogrozumab, a monoclonal antibody to myostatin, in muscle wasting after hip arthroplasty; vTv Therapeutics, which is developing HPP593, a PPAR delta agonist, in muscle weakness; Summit Therapeutics, which is developing SMT-C1100, a utrophin stimulator, in Duchenne muscular dystrophy; Pfizer Inc., which is developing PF-06252616, a monoclonal antibody targeted to myostatin, in Duchenne muscular dystrophy; and Novartis (in collaboration with Morphosys AG), is conducting clinical development with an activin type-IIB receptor antagonist, bimagrumab, to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function.

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide) Procoralan/Corlanor (ivabradine), and Entresto. Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; Reasanz (serelaxin), from Novartis; cenderitide (CD-NP), which is being developed by Carpicor Therapeutics, Inc.; ularitide, which is being developed by Cardiorentis Ltd.; aladorian, which is being developed by ARMGO Pharma, Inc; TRV027, which is being developed by Trevena, Inc. in partnership with Forest Laboratories, Inc.; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc.; Neurocardin, which is being developed by Zensun Sci & Tech, Ltd; elamipretide, which is being developed by Stealth Therapeutics, Inc.; ONO-4232, which is being developed by Ono Pharmaceutical Co. Ltd.; finerenone and vericiguat, which are being developed by Bayer, AG;and levosimendan, which was acquired for development by Oxygen Biotherapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

All of our facilities and our important documents and records, such as copies of our laboratory books and records for our drug candidates and compounds and our electronic business records, are located in our corporate headquarters at a single location in South San Francisco, California near active earthquake zones. If a natural disaster, such as an earthquake or flood, a catastrophic event such as a disease pandemic or terrorist attack, or a localized extended outage of critical utilities or transportation systems occurs, we could experience a significant business interruption. Our partners and other third parties on which we rely may also be subject to business interruptions from such events. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	announcements concerning any of the clinical trials for our drug candidates, such as tirasemtiv for the potential treatment of ALS, CK-2127107 for the potential treatment of SMA or other indications associated with muscle weakness and omecamtiv mecarbil for the potential treatment of heart failure (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

•	announcements concerning our strategic alliance with Amgen or Astellas or future strategic alliances;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing, packaging, labeling and distribution of our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel;

•	substantial sales of our common stock by our existing stockholders, whether or not related to our performance;

•	automated trading activity by algorithmic and high-frequency trading programs; and

•	volatility in the stock prices of other companies in our industry or in the stock market generally.

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

As of April 28, 2016, our executive officers, directors and their affiliates beneficially owned or controlled approximately 10.1% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of April 28, 2016, there were 5,709,522 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.31 per share, and 5,085,643 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $9.36 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

Dated: May 5, 2016	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.4	Form of Common Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.4

4.5	Form of Preferred Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.5

4.6	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

10.41	Fourth Amendment to Build to Suit Lease, dated March 1, 2016, by and between the Company and Britannia Pointe Grand Limited Partnership					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.