Form 10-Q
period 2016-06-30
CYTOKINETICS INC
filed 2016-08-04
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Number of shares of common stock, $0.001 par value, outstanding as of July 28, 2016: 39,703,886

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$27,724	$65,076
Short-term investments	62,614	46,366
Related party accounts receivable	26	12
Prepaid and other current assets	6,254	1,653

Total current assets	96,618	113,107
Property and equipment, net	1,659	1,751
Long-term investments	7,684	179
Other assets	200	200

Total assets	$106,161	$115,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,846	$2,238
Accrued liabilities	9,503	8,421
Deferred revenue, current	13,559	20,858
Short-term portion of deferred rent and interest payable	364	132

Total current liabilities	26,272	31,649
Long-term debt	29,604	14,639
Deferred revenue, non-current	1,275	—
Long-term portion of deferred rent	264	359

Total liabilities	57,415	46,647

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 39,697,508 shares at June 30, 2016 and 39,581,692 shares at December 31, 2015	40	40
Additional paid-in capital	607,287	603,145
Accumulated other comprehensive income	229	149
Accumulated deficit	(558,810)	(534,744)

Total stockholders’ equity	48,746	68,590

Total liabilities and stockholders’ equity	$106,161	$115,237

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Research and development revenues from related parties	$3,515	$3,510	$7,811	$6,301
Research and development, grant and other revenues	337	—	488	—
License revenues from related parties	1,950	3,032	5,923	4,655

Total revenues	5,802	6,542	14,222	10,956

Operating expenses:
Research and development	9,723	12,636	23,256	21,592
General and administrative	7,090	4,495	13,931	8,862

Total operating expenses	16,813	17,131	37,187	30,454

Operating loss	(11,011)	(10,589)	(22,965)	(19,498)
Interest and other income (expense), net	(600)	38	(1,101)	75

Loss before income taxes	(11,611)	(10,551)	(24,066)	(19,423)
Income tax benefit	—	—	—	—

Net loss	$(11,611)	$(10,551)	$(24,066)	$(19,423)

Net loss per share basic and diluted	$(0.29)	$(0.27)	$(0.61)	$(0.50)

Weighted-average number of shares used in computing net loss per share — basic and diluted	39,666	38,725	39,629	38,700

Other comprehensive income:
Unrealized gains on available-for-sale securities, net	73	18	80	17

Comprehensive loss	$(11,538)	$(10,533)	$(23,986)	$(19,406)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(24,066)	$(19,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	340	292
Gain on disposal of property and equipment	(2)	—
Non-cash interest expense	257	—
Stock-based compensation	3,400	2,098
Changes in operating assets and liabilities:
Related party accounts receivable	(14)	46,641
Prepaid and other assets	(4,600)	(1,015)
Accounts payable	841	311
Accrued and other liabilities	1,143	582
Deferred revenue	(6,024)	(4,314)

Net cash provided by (used in) operating activities	(28,725)	25,172

Cash flows from investing activities:
Purchases of investments	(70,709)	(65,655)
Proceeds from sales and maturities of investments	47,036	45,306
Proceeds from sale of property and equipment	32	—
Purchases of property and equipment	(436)	(305)

Net cash used in investing activities	(24,077)	(20,654)

Cash flows from financing activities:
Proceeds from long term debt, net of debt discount and issuance costs	14,996	—
Proceeds (payments) from stock based award activities and warrants, net	454	106

Net cash provided by financing activities	15,450	106

Net increase (decrease) in cash and cash equivalents	(37,352)	4,624
Cash and cash equivalents, beginning of period	65,076	20,215

Cash and cash equivalents, end of period	$27,724	$24,839

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $558.8 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $24.1 million and net cash used in operations of $28.7 million for the six months ended June 30, 2016. Cash, cash equivalents and investments decreased from $111.6 million at December 31, 2015 to $98.0 million at June 30, 2016. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at June 30, 2016 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at June 30, 2016, and the results of operations for the three and six months ended June 30, 2016 and the cash flows for the six months ended June 30, 2016. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 3, 2016.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, ‘Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is in the process of evaluating the impact the adoption of this standard would have on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Stock compensation (Topic 718). ASU 2016-09 simplifies various aspects of accounting for share-based payments and presentation in the financial statements. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is in the process of evaluating the impact the adoption of this standard would have on its financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires management to record right-to-use asset and lease liability on the statement of financial position for operating leases. ASU 2016-02 is effective for annual and interim reporting periods beginning on or after December 15, 2018 and modified retrospective approach is required. The Company is in the process of evaluating the impact the adoption of this standard would have on its financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial instruments (Subtopic 825-10). ASU 2016-01 requires management to measure equity investments at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for annual and interim reporting periods beginning on or after December 15, 2017 and early adoption is not permitted. The Company does not expect the adoption of this standard to have a material effect on its financial statements or disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 214-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim reporting periods beginning on or after December 15, 2016 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on its financial statements or disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will become effective for us on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the method of adoption and the potential impact this standard may have on our financial position and results of operations.

Note 2 — Net Loss Per Share

The following is the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(11,611)	$(10,551)	$(24,066)	$(19,423)

Weighted-average shares used in computing net loss per share — basic and diluted	39,666	38,725	39,629	38,700

Net loss per share — basic and diluted	$(0.29)	$(0.27)	$(0.61)	$(0.50)

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

	Three and Six Months Ended
	June 30, 2016	June 30, 2015
Options to purchase common stock	5,996	4,533
Warrants to purchase common stock	5,710	5,576
Restricted and Performance stock units	757	72
Shares issuable related to the ESPP	24	30

Total shares	12,487	10,211

Note 3 — Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash paid for interest	$951	$—
Cash paid for income taxes	1	1
Significant non-cash investing and financing activities:
Debt discount netted against proceeds from long term debt, recorded in equity	288	—
Interest paid on the long-term debt, at inception	63	—
Purchases of property and equipment through accounts payable	234	71
Purchases of property and equipment through accrued liabilities	(76)	8

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

Under the Amgen Agreement, as amended, the Company is eligible to receive over $350.0 million in development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments would become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities and therefore none of these milestones was deemed to be substantive. During the three and six months ended June 30, 2016 and 2015, the Company recognized no revenues for milestones achieved under the Amgen Agreement.

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

Pursuant to the Amgen Agreement, the Company has recognized research and development revenue from Amgen for reimbursements of internal costs of certain full-time employee equivalents, supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and of other costs related to that research program. These reimbursements were recorded as research and development revenues from related parties. During the three months ended June 30, 2016 and 2015, the Company recorded research and development revenue from Amgen of $0.6 million and $0.6 million, respectively, under the Amgen Agreement. During the six months ended June 30, 2016 and 2015, the Company recorded research and development revenue from Amgen of $1.2 million and $1.3 million, respectively, under the Amgen Agreement.

Revenue from Amgen was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Research and development revenues from related parties
Reimbursement of internal costs	$616	$598	$1,233	$1,264
Allocated consideration	—	—	—	21

Total revenues from Amgen	$616	$598	$1,233	$1,285

Related party accounts receivable from Amgen were as follows (in thousands):

	June 30, 2016	December 31, 2015
Related party accounts receivable — Amgen	$—	$—

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

In July 2013, the Company received an upfront, non-refundable license fee of $16.0 million in connection with the execution of the Original Astellas Agreement. Under the agreement, the Company was eligible to potentially receive over $24.0 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. The Original Astellas Agreement also provided for research and early and late stage development milestone payments based on various research and clinical milestones, including the initiation of certain clinical studies, the submission for approval of a drug candidate to certain regulatory authorities for marketing approval and the commercial launch of collaboration products, and royalties on sales of commercialized products.

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

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model over the initial research term of the Original Astellas Agreement. During the three months ended June 30, 2016 and 2015, the Company recorded zero and $1.0 million, respectively, in license revenue based on the proportional performance model. During the six months ended June 30, 2016 and 2015, the Company recorded zero dollars and $2.2 million, respectively, in license revenue based on the proportional performance model. No license revenue remains deferred under the Original Astellas Agreement as of June 30, 2016.

Pursuant to the Original Astellas Agreement, the Company recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the three months ended June 30, 2016 and 2015, the Company recorded research and development revenue from Astellas of zero and $1.4 million, respectively, under the Original Astellas Agreement. During the six months ended June 30, 2016 and 2015, the Company recorded research and development revenue from Astellas of zero and $3.2 million, respectively, under the Original Astellas Agreement.

2014 Astellas Agreement (Expansion to include neuromuscular indications)

In December 2014, the Company entered into an amended and restated license and collaboration agreement with Astellas (the “2014 Astellas Agreement”). This agreement superseded the Original Astellas Agreement. The 2014 Astellas Agreement expanded the objective of the collaboration of advancing novel therapies for diseases and medical conditions associated with muscle weakness to include spinal muscular atrophy (SMA) and potentially other neuromuscular indications with CK-2127107 and other fast skeletal troponin activators, in addition to the non-neuromuscular indications provided for in the Original Astellas Agreement.

Under the 2014 Astellas Agreement, the Company received a non-refundable upfront license fee of $30.0 million in January 2015. Concurrently, the Company received $15.0 million as a milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. The Company is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the 2014 Astellas Agreement. Under the 2014 Astellas Agreement, the Company is conducting the initial Phase 2 clinical trial of CK-2127107 in patients with SMA. In addition, the Company is entitled to receive additional pre-commercialization milestone payments related to the development of CK-2127107 in neuromuscular indications, and royalties on sales of CK-2127107 in neuromuscular indications.

The Company determined that the license and the research and development services relating to the 2014 Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue over the research term of the 2014 Astellas Agreement using the proportional performance model.

During the three months ended June 30, 2016 and 2015, the Company recorded $1.9 million and $2.1 million, respectively, in license revenue based on the proportional performance model under the 2014 Astellas Agreement. During the six months ended June 30, 2016 and 2015, the Company recorded $5.9 million and $2.5 million, respectively, in license revenue based on the proportional performance model under the 2014 Astellas Agreement. As of June 30, 2016, $14.7 million license revenue remains deferred under the 2014 Astellas Agreement.

Pursuant to the 2014 Astellas Agreement, the Company recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the three months ended June 30, 2016 and 2015, the Company recorded research and development revenue from Astellas of $2.9 million and $1.5 million, respectively, under the 2014 Astellas Agreement. During the six months ended June 30, 2016 and 2015, the Company recorded research and development revenue from Astellas of $6.6 million and $1.8 million, respectively, under the 2014 Astellas Agreement.

The Company believes that each of the milestones related to research and early development under the 2014 Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance and each milestone will result in additional payments to the Company. During the three and six months ended June 30, 2016 and 2015, no milestone revenue for early development was recognized under this agreement. The Company is eligible to receive up to $2.0 million in research milestone payments under the collaboration for each future potential drug candidate.

The achievement of each of the late stage development milestones and the commercialization milestones are dependent solely upon the results of Astellas’ development activities and therefore these milestones were not deemed to be substantive.

Under the 2014 Astellas Agreement, additional research and early and late state development milestone payments which are based on various research and clinical milestones, including the initiation of certain clinical studies, the submission for approval of a drug candidate to certain regulatory authorities for marketing approval and the commercial launch of collaboration products could total over $600.0 million, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million related to CK-2127107 in each of SMA and other neuromuscular indications. Additionally, $200.0 million in commercial milestones could be received under the 2014 Astellas Agreement provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could become due.

In the event Astellas commercializes any collaboration products, the Company will receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. Under the 2014 Astellas Agreement, Cytokinetics retains an option to co-promote collaboration products containing fast skeletal muscle activators for neuromuscular indications in the U.S., Canada and Europe, in addition to its option to co-promote other collaboration products in the U.S. and Canada as provided for in the Original Astellas Agreement. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities. The 2014 Astellas Agreement also provides for Cytokinetics to lead certain activities relating to the commercialization of collaboration products for neuromuscular indications in the U.S., Canada and Europe under particular scenarios.

In conjunction with the 2014 Astellas Agreement, the Company also entered into a common stock purchase agreement which provided for the sale of 2,040,816 shares of its common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million which was received in December 2014. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to the Company’s common stock. The Company determined the fair value of the stock issued to Astellas to be $9.1 million. The excess of cash received over fair value of $0.9 million was deferred along with the license and research and development services. Allocated consideration will be recognized as revenue for the single unit of accounting above, as services are performed following the proportional performance model over the research term of the 2014 Astellas Agreement. Following the common stock purchase, Astellas was determined to be a related party. As such, all revenue earned following the common stock purchase is classified as related party revenue.

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
License Revenues from Related Parties	$1,950	$3,032	$5,923	$4,655
Research and development revenues with related parties:
Reimbursement of internal costs	1,486	1,621	3,725	2,530
Reimbursement of other costs	1,412	1,291	2,853	2,485

Total research and development revenue with related parties from Astellas	2,898	2,912	6,578	5,015

Total Revenue from Astellas	$4,848	$5,944	$12,501	$9,670

Related party accounts receivable from Astellas were as follows (in thousands):

	June 30, 2016	December 31, 2015
Related party accounts receivable — Astellas	$26	$—

At June 30, 2016 and December 31, 2015, the Company had $14.7 million and $20.4 million, respectively, of deferred revenue under the 2014 Astellas Agreement, reflecting the unrecognized portion of the license revenue, allocation of consideration and payment of expenses.

Amendment to 2014 Astellas Agreement (Expansion to include amyotrophic lateral sclerosis, “ALS”)

In July 2016, the Company entered into an amendment to the 2014 Astellas Agreement (the “2016 Amendment”). Under the 2016 Amendment, the Company granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv. If Astellas exercises the option, Astellas will receive exclusive worldwide commercialization rights outside the Company’s commercialization territory in North America, Europe and other select countries. In addition, the 2016 Amendment expands the Company’s collaboration with Astellas to include the development of CK-2127107 for the potential treatment of ALS, as well as other fast skeletal regulatory activators licensed to Astellas under the 2014 Agreement. The 2016 Amendment also extends the existing joint research program focused on the discovery of additional next-generation skeletal muscle activators through 2017, including sponsored research at the Company.

The 2016 Amendment is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and will become effective on the date of such clearance (the “Effective Date”). Refer to Note 12: Subsequent Events. The Company will evaluate the accounting impact of the 2016 Amendment and account for it on a prospective basis, upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

In connection with the execution of the 2016 Amendment, the Company will receive a $15.0 million non-refundable option fee for the grant of the tirasemtiv option, once the 2016 Amendment becomes effective. Prior to Astellas’ exercise of the option, the Company will continue the development of tirasemtiv, including the VITALITY-ALS trial, at its own expense to support regulatory approval in the U.S., EU and certain other jurisdictions and will retain the final decision making authority on the development of tirasemtiv. If Astellas exercises the option, the Company will grant Astellas an exclusive license to develop and commercialize tirasemtiv outside the Company’s own commercialization territory of North America, Europe and other select countries. Each party would be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory.

Also in connection with the execution of the 2016 Amendment, the Company will receive a non-refundable upfront amendment fee of $35.0 million, once the 2016 Amendment becomes effective. In addition, the Company will receive the accelerated payment of a $15.0 million milestone payment for the initiation of the first Phase 2 clinical trial of CK-2127107 as the lead compound in ALS that was otherwise provided for in the 2014 Astellas Agreement, as if such milestone has been achieved upon the execution of the 2016 Amendment, once the 2016 Amendment becomes effective. The parties will share equally the costs of developing CK-2127107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS, subject to a right to recoup the Company’s share of such costs plus a 100% premium by reducing future milestone and royalty payments to the Company, and (ii) the Company may defer (but not eliminate) a portion of its co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. The Company will also receive approximately $30.0 million in additional sponsored research and development funding through 2017 which includes Astellas’ funding of the Company’s conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $25.0 million) as well as the continuing research collaboration (approximately $5.0 million). The Company has the right to co-fund its share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas.

Pursuant to the 2016 Amendment, the Company and Astellas will collaborate to develop CK-2127107 in ALS. Astellas will be primarily responsible for the development of CK-2127107 in ALS, but the Company will conduct the Phase 2 clinical trial of CK-2127107 in ALS and will share in the operational responsibility for later clinical trials. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of CK-2127107 and other fast skeletal regulatory activators in ALS.

If Astellas exercises its option for a global collaboration for the development and commercialization of tirasemtiv, the Company will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from the VITALITY-ALS trial) to $80.0 million (if exercise occurs following receipt of FDA approval). In addition, the Company is eligible to receive a potential milestone payment from Astellas associated with the Company’s initiation of the planned CY 4033 open-label extension trial for tirasemtiv. Such milestone would be $30.0 million; provided, however, that the amount will be reduced to $15.0 million if (i) Astellas elects to pay such milestone payment at the time the trial commences (if prior to Astellas’ exercise of its option on tirasemtiv) or (ii) Astellas has exercised said option as of the time the trial commences. The Company will be responsible for the development costs of tirasemtiv during the option period, but if Astellas’ exercises the option after the defined review period following receipt of data from VITALITY-ALS, Astellas will at the time of option exercise reimburse the Company for a share of any additional costs incurred after such review period.

If Astellas exercises the option for tirasemtiv, the parties will share the future development costs of tirasemtiv in North America, Europe and certain other countries, with the Company bearing 75% of such shared costs and Astellas bearing 25% of such costs. Astellas will be solely responsible for the development costs of tirasemtiv specific to its commercialization territory. Contingent upon the successful development of tirasemtiv, the Company may receive milestone payments up to $100.0 million for the initial indication and up to $50.0 million for each subsequent indication. If tirasemtiv is commercialized, Astellas will pay the Company royalties (at rates ranging from the mid-teens to twenty percent) on sales of tirasemtiv in Astellas’ commercialization territory, and we will pay Astellas royalties (at rates up to the mid-teens) on sales of tirasemtiv in the Company’s commercialization territory, in each case subject to various possible adjustments.

If the Effective Date has not occurred within 120 days of the date of the 2016 Amendment, or such other time period as the parties may mutually agree, the 2016 Amendment may be terminated by either party upon written notice.

Note 5 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds and U.S. Treasury securities	$24,300	$—	$—	$24,300

Short-term investments — U.S. Treasury securities	$62,574	$40	$—	$62,614	7/2016-5/2017

Long-term investments — Equity and U.S. Treasury securities	$7,632	$52	$—	$7,684	8/2016-10/2017

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$63,136	$—	$—	$63,136

Short-term investments — U.S. Treasury securities	$46,395	$1	$(30)	$46,366	2/2016-8/2016

Long-term investments — Equity securities	$—	$179	$—	$179

At June 30, 2016 there were no investments that had been in a continuous unrealized loss position for 12 months or longer. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from July 1, 2016 through July 28, 2016 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest income	$105	$38	$168	$75

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

Financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2016
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Assets:
Money market funds	$24,300	$—	$—	$24,300
U.S. Treasury securities	70,129	—	—	70,129

	June 30, 2016
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Equity securities	169	—	—	169

Total	$94,598	$—	$—	$94,598

Amounts included in:
Cash and cash equivalents	$24,300	$—	$—	$24,300
Short-term investments	62,614	—	—	62,614
Long-term investments	7,684	—	—	7,684

Total	$94,598	$—	$—	$94,598

	December 31, 2015
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Assets:
Money market funds	$63,136	$—	$—	$63,136
U.S. Treasury securities	46,366	—	—	46,366
Equity securities	179	—	—	179

Total	$109,681	$—	$—	$109,681

Amounts included in:
Cash and cash equivalents	$63,136	$—	$—	$63,136
Short-term investments	46,366	—	—	46,366
Long-term investments	179	—	—	179

Total	$109,681	$—	$—	$109,681

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of June 30, 2016 and December 31, 2015, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Long Term Debt:

As of June 30, 2016 and December 31, 2015, the fair value of the long-term debt, payable in installments through year ended 2020, approximated its carrying value of $29.6 million and $14.6 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

Note 7 — Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	June 30, 2016	December 31 2015
Notes payable, gross	$30,000	$15,000
Less: Unamortized debt discount	(571)	(389)
Accretion of final payment fee	175	28

Carrying value of notes payable	$29,604	$14,639

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

The Company drew down $15.0 million in funds under the Loan Agreement in October 2015 at the time of the first draw down, and at that time, could at its sole discretion draw down an additional $25.0 million under the Loan Agreement in two term loans, provided certain specified conditions stipulated in the Loan Agreement are met preceding those draws. During February 2016, the Company drew down an additional $15.0 million in funds under the Loan Agreement and issued warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share under the second term loan. As of July 28, 2016, there were 133,474 warrants outstanding and exercisable. As of July 28, 2016 the Company has received $29.8 million from this loan and security agreement, net of issuance cost. The Company can at its sole discretion draw down an additional $10.0 million under the Loan Agreement from the Lenders, at any time prior to March 31, 2017, subject to the Company’s satisfaction of specified conditions precedent related to the earlier of (i) the occurrence of an equity even as described in the Loan Agreement, or (ii) specified results from the Company’s VITALITY-ALS Phase 3 trial of tirasemtiv, each as specified in the Loan Agreement.

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

The Company recorded interest expense related to the long term debt of $0.7 million and $1.3 million for the three and six months ended June 30, 2016. Included in interest expense for this period was interest on principal, amortization of the debt discount and debt issuance costs, and the accretion of the final payment fee. For the three and six months ended June 30, 2016, the effective interest rate on the amounts borrowed under the Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 9.3%. No interest expense was recorded during the three and six months ended June 30, 2015.

Future minimum payments under the Loan, as of June 30, 2016 are as follows (in thousands):

Remainder of 2016	$1,151
2017	4,768
2018	11,743
2019	10,982
2020	8,938

Total minimum payments	37,582
Less: Interest and final payment	(7,582)

Notes payable, gross	$30,000

Note 8 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity.

In the first three and six months of 2016 and 2015, the Company recorded insignificant amounts of unrealized gains (losses) in available-for-sale securities in accumulated other comprehensive loss, and did not reclassify any unrealized gains on investments from accumulated other comprehensive income into net loss.

Warrants

As of June 30, 2016, the Company had warrants outstanding to purchase 5.7 million shares of the Company’s common stock.

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

Outstanding warrants as of June 30, 2016 were as follows:

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

Sales of the Company’s common stock through Cantor Fitzgerald, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by the Company and Cantor Fitzgerald. Subject to the terms and conditions of the Cantor Fitzgerald Agreement, Cantor Fitzgerald will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). The Company is not obligated to make any sales of common stock under the Cantor Fitzgerald Agreement. The offering of shares of common stock pursuant to the Cantor Fitzgerald Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Cantor Fitzgerald Agreement or (2) termination of the Cantor Fitzgerald Agreement. The Cantor Fitzgerald Agreement may be terminated by Cantor Fitzgerald at any time upon ten days notice to the Company or may be terminated by the Company at any time upon five days notice to Cantor Fitzgerald, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business. The Company will pay Cantor Fitzgerald a commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through Cantor Fitzgerald under the Cantor Fitzgerald Agreement. The Company has also provided Cantor Fitzgerald with customary indemnification and contribution rights. As of June 30, 2016, 808,193 shares have been issued through Cantor Fitzgerald under the Cantor Fitzgerald Agreement for total net proceeds of approximately $8.7 million.

Equity Incentive Plan

Total employee stock-based compensation expenses were $1.8 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively and $3.4 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively.

Stock Options

Activity under the 2004 Equity Incentive Plan, for the six months ended June 30, 2016, was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2015	2,816,010	4,078,159	$10.94
Options granted	(1,395,900)	1,395,900	6.98
Options exercised	—	(31,070)	5.83
Options forfeited/expired	203,853	(203,853)	27.82
Restricted stock units granted	(47,000)	—
Restricted stock units forfeited	1,000	—

Balance at June 30, 2016	1,577,963	5,239,136	$9.26

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2016 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2015	71,752	$8.49
Restricted stock units granted	47,000	6.67
Restricted stock units released	(45,750)	8.69
Restricted stock units forfeited	(1,000)	7.96

Unvested restricted stock units outstanding at June 30, 2016	72,002	$7.18

Restricted stock activities were limited to non-executive employees for the six months ended June 30, 2016.

Restricted Stock Units that Contain Performance Conditions

Performance stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Performance stock units outstanding at December 31, 2015	685,000	$7.00
Restricted stock units granted	—	—
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—

Unvested restricted stock units outstanding at June 30, 2016	685,000	$7.00

As of June 30, 2016, all these performance stock units remain unvested.

Note 9 — Interest and Other Income (Expense), Net

Interest and other income (expense) for the three and six months ended June 30, 2016 primarily consisted of interest expense on long term debt, amortization of the debt discount and debt issuance costs, and the accretion of the final payment fee related to long term debt. Interest and other income (expense) for the three and six months ended June, 2015 primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 10 — Commitments and Contingencies

Commitments

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. During March 2016, the Company amended the lease agreement to include certain additional operating expenses, related to the replacement of two boilers. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense was $0.8 million and $0.8 million, respectively, for the three months ended June 30, 2016 and 2015, and $1.7 and $1.6 million, respectively, for the six months ended June 30, 2016 and 2015.

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

In December 2014, the Company filed a lawsuit alleging fraudulent inducement, breach of contract and negligence on the part of a contract research organization for the BENEFIT-ALS clinical trial. The Company was seeking monetary damages. On June 7, 2016 the Company entered into a settlement agreement with the contract research organization for $4.5 million. The Company received payment related to the settlement agreement in July 2016. As of June 30, 2016 a receivable has been recorded for the outstanding settlement amount, and the full settlement amount was classified as a reduction of R&D expense in June 2016.

Note 11 — Income Taxes

During the three and six months ended June 30, 2016 and 2015, the Company did not record a provision for income taxes because it expected to generate a net operating loss for the year ending December 31, 2016 and 2015, respectively.

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

Note 12 — Subsequent Event

In July, 2016, the Company and Astellas entered into an amendment (the “2016 Amendment”) to expand their collaboration on the research, development and commercialization of skeletal muscle activators under their existing License and Collaboration Agreement, dated June 21, 2013, as previously amended and restated (the 2014 Astellas Agreement). Refer to Note 4: Related Party Research and Development Agreement, Astellas, for further details about the 2016 Amendment.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2016;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, Amgen Inc. and Astellas Pharma Inc. (“Astellas”), including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;

•	the results from the clinical trials, the non-clinical and preclinical studies and chemistry, manufacturing, and controls of our drug candidates and other compounds, and the significance and utility of such results;

•	anticipated interactions with regulatory authorities;

•	the further development of tirasemtiv for the potential treatment of amyotrophic lateral sclerosis (ALS);

•	the expected acceptability by regulatory authorities of the effects of tirasemtiv on slow vital capacity or other measures of clinical benefit related to respiratory function in patients with ALS as Phase 3 clinical trial endpoints to support the registration of tirasemtiv as a treatment for ALS;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	the potential advancement of omecamtiv mecarbil into Phase 3 clinical development;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments and other obligations under loan and lease agreements

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected timing for recognition of compensation cost related to unvested stock options; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•	further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•	the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities may not accept effects on respiratory function, including slow vital capacity, as an appropriate clinical trial endpoints to support the registration of tirasemtiv for the treatment of ALS;

•	Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and related compounds, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and related compounds;

•	Astellas’ decisions with respect to the timing, design and conduct of research and development activities for CK-2127107 and other skeletal muscle activators, including decisions to postpone or discontinue research or development activities relating to CK-2127107 and other skeletal muscle activators, as well as Astellas’ decisions with respect to its option to enter into a global collaboration for the development and commercialization of tirasemtiv;

•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our receipt of funds and access to other resources under our current or future strategic alliances;

•	difficulties or delays in the development, testing, manufacturing or commercialization of our drug candidates;

•	difficulties or delays, or slower than anticipated patient enrollment in our or partners’ clinical trials;

•	difficulties or delays in the manufacture and supply of clinical trial materials;

•	failure by our contract research organizations, contract manufacturing organizations and other vendors to properly fulfill their obligations or otherwise perform as expected;

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may limit the commercial potential of our drug candidates;

•	difficulties or delays in achieving market access and reimbursement for our drug candidates and the potential impacts of health care reform;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;

•	potential infringement or misuse by us of the intellectual property rights of third parties;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	accrual information provided by our contract research organizations and other vendors;

•	potential ownership changes under Internal Revenue Code Section 382; and

•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

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

Our drug candidates currently in clinical development are our skeletal muscle activators tirasemtiv and CK-2127107, and our cardiac muscle activator omecamtiv mecarbil. Tirasemtiv is being evaluated for the potential treatment of ALS and in July 2016, Cytokinetics granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv, which would include worldwide commercialization rights for Astellas outside of our commercialization territory in North America, Europe and other select countries. CK-2127107 is being evaluated for the potential treatment of spinal muscle atrophy (“SMA”) and chronic obstructive pulmonary disease (“COPD”) and for potential use in other indications associated with muscle weakness (including ALS) under a strategic alliance with Astellas established in June 2013 and expanded in December 2014 and July 2016. Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006.

Muscle Contractility Programs

Skeletal Muscle Contractility Program

Tirasemtiv is the lead drug candidate from this program. We retain exclusive rights to tirasemtiv, subject to Astellas’ exercise of its option. We conducted a Phase 2 clinical development program for tirasemtiv, and we started a Phase 3 clinical development program for this drug candidate in patients with ALS in July 2015. In collaboration with Astellas, we are also developing another drug candidate from this program, CK-2127107, for potential indications associated with muscle weakness. We started a Phase 2 clinical trial for CK-2127107 in patients with SMA in December 2015. Astellas, in collaboration with Cytokinetics, started a Phase 2 clinical trial of CK-2127107 in patients with chronic obstructive pulmonary disease in June 2016. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv.

Our lead drug candidate from our skeletal muscle contractility program, tirasemtiv (formerly known as CK-2017357), is a fast skeletal muscle troponin activator. Cytokinetics is developing this drug candidate for the potential treatment of ALS, and in July 2016, Cytokinetics entered into an amendment (the “2016 Amendment”) to the Amended and Restated License and Collaboration Agreement with Astellas (the “2014 Astellas Agreement”). The 2016 Amendment is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and will become effective on the date of such clearance. The 2016 Amendment grants Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv. If Astellas exercises the option, Astellas will receive exclusive worldwide commercialization rights outside of our commercialization territory in North America, Europe and other select countries.

We conducted a Phase 2 clinical trials program for tirasemtiv, including a Phase 2b clinical trial in patients with ALS, known as BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS). Based on the results of BENEFIT-ALS, we started VITALITY-ALS in July 2015. Tirasemtiv has been granted orphan drug designation and fast track status by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for the potential treatment of ALS.

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

At the end of the second quarter of 2016, there were over 500 patients enrolled into VITALITY-ALS. In July, we closed VITALITY-ALS to screening of new patients, with over 600 patients enrolled, and anticipate the last patient enrolled will occur in August.

On March 31, 2016, we announced a research collaboration with Origent Data Sciences, Inc. (“Origent”) to refine and prospectively validate an Origent computer model to predict the course of ALS disease progression leveraging data from Cytokinetics’ clinical trials of tirasemtiv. Funded by Origent’s receipt of a grant from The ALS Association, this joint research program will enable the first prospective validation of the predictive model in a clinical trial setting. Previously, the Origent models predicting both function and survival of ALS patients have been validated using their internal and retrospective external datasets.

In the quarter, the manuscript, “A randomized, placebo-controlled, double-blind phase IIb trial evaluating the safety and efficacy of tirasemtiv in patients with amyotrophic lateral sclerosis,” was published in the Amyotrophic Lateral Sclerosis and Frontotemporal Degeneration journal.

In connection with the execution of the 2016 Amendment, we will receive a $15.0 million non-refundable option fee for the grant of the tirasemtiv option, once the 2016 Amendment becomes effective. Prior to Astellas’ exercise of the option, we will continue the development of tirasemtiv, including the Phase 3 clinical development program for tirasemtiv in patients with ALS known as VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS), at our own expense to support regulatory approval in the U.S., EU and certain other jurisdictions, and we will retain the final decision making authority on the development of tirasemtiv. If Astellas exercises the option, we will grant Astellas an exclusive license to develop and commercialize tirasemtiv outside our commercialization territory of North America, Europe and other select countries.

If Astellas exercises its option for a global collaboration for the development and commercialization of tirasemtiv, we will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from the VITALITY-ALS trial) to $80.0 million (if exercise occurs following receipt of FDA approval). In addition, we are eligible to receive a potential milestone payment from Astellas associated with our initiation of the planned CY 4033 open-label extension trial for tirasemtiv. Such milestone would be $30.0 million; provided, however, that the amount will be reduced to $15 million if (i) Astellas elects to pay such milestone payment at the time the trial commences (if prior to Astellas’ exercise of its option on tirasemtiv) or (ii) Astellas has exercised said option as of the time the trial commences. We will be responsible for the development costs of tirasemtiv during the option period, but if Astellas’ exercises the option after the defined review period following receipt of data from VITALITY-ALS, Astellas will at the time of option exercise reimburse us for a share of any additional costs incurred after such review period.

If Astellas exercises the option for tirasemtiv, the parties will share the future development costs of tirasemtiv in North America, Europe and certain other countries, with Cytokinetics bearing 75% of such shared costs and Astellas bearing 25% of such costs. Astellas will be solely responsible for the development costs of tirasemtiv specific to its commercialization territory. Contingent upon the successful development of tirasemtiv, we may receive milestone payments up to $100.0 million for the initial indication and up to $50.0 million for each subsequent indication. If tirasemtiv is commercialized, Astellas will pay us royalties (at rates ranging from the mid-teens to twenty percent) on sales of tirasemtiv in Astellas’ commercialization territory, and we will pay Astellas royalties (at rates up to the mid-teens) on sales of tirasemtiv in Cytokinetics’ commercialization territory, in each case subject to various possible adjustments.

The 2016 Amendment is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and will become effective on the date of such clearance (the “Effective Date”). If the Effective Date has not occurred within 120 days of the date of the 2016 Amendment, or such other time period as the parties may mutually agree, the 2016 Amendment may be terminated by either party upon written notice.

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

CK-2127107 and Other Skeletal Muscle Activators

Astellas Strategic Alliance. CK-2127107 is being developed jointly by Cytokinetics and Astellas. In December 2014, we entered into the 2014 Astellas Agreement. This agreement superseded the License and Collaboration Agreement between Cytokinetics and Astellas of June 2013 (the “Original Astellas Agreement”). The 2014 Astellas Agreement expanded the objective of the collaboration of advancing novel therapies for diseases and medical conditions associated with muscle weakness to include SMA and potentially other neuromuscular indications for CK-2127107 and other fast skeletal troponin activators, in addition to the non-neuromuscular indications provided for in the Original Astellas Agreement.

Under the 2014 Astellas Agreement, we expanded the exclusive license previously granted Astellas under the Original Astellas Agreement to co-develop and commercialize CK-2127107 for potential application in non-neuromuscular indications worldwide to include certain neuromuscular indications as well. Concurrent with the expanded collaboration, the companies agreed to advance CK-2127107 into Phase 2 clinical development. Cytokinetics started a Phase 2 clinical trial of CK-2127107 in patients with SMA in December 2015. The development program may include other neuromuscular indications as the companies may agree. Cytokinetics and Astellas will jointly develop and may jointly commercialize CK-2127107 and other fast skeletal troponin activators in neuromuscular indications. Astellas will be responsible for the costs associated with the development of all collaboration products, including CK-2127107, subject to Cytokinetics’ option to co-fund certain development costs as described below.

Under the 2014 Astellas Agreement, the companies extended through 2016 their joint research program to identify next- generation skeletal muscle activators to be nominated as potential drug candidates. This research will be conducted at Astellas’ expense. We expect that a next-generation skeletal muscle activator will advance into IND enabling studies in 2016.

Under the 2014 Astellas Agreement, Astellas has exclusive rights to co-develop and commercialize CK-2127107 and other fast skeletal troponin activators in SMA and potentially other indications and other novel mechanism skeletal muscle activators in all indications, subject to certain Cytokinetics’ development and commercialization rights. Cytokinetics may co-promote and conduct certain commercial activities in the U.S., Canada and Europe under agreed scenarios.

Cytokinetics retains an option to conduct early-stage development for certain agreed indications at its initial expense, subject to reimbursement if development continues under the collaboration. Under the 2014 Astellas Agreement, Cytokinetics also retains an option to co-promote collaboration products containing fast skeletal muscle activators for neuromuscular indications in the U.S., Canada and Europe, in addition to its option to co-promote other collaboration products in the U.S. and Canada as provided for in the Original Astellas Agreement. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities. The 2014 Astellas Agreement also provides for Cytokinetics to lead certain activities relating to the commercialization of collaboration products for neuromuscular indications in the U.S., Canada and Europe under particular scenarios.

Cytokinetics received an upfront payment of $30.0 million in connection with the execution of the 2014 Astellas Agreement. Also, in conjunction with the execution of the 2014 Astellas Agreement, we also entered into a common stock purchase agreement which provided for the sale of 2,040,816 shares of our common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million, which was received in December 2014. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to our common stock. Concurrently, Cytokinetics earned a $15.0 million milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. Cytokinetics is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the 2014 Astellas Agreement.

Based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the 2014 Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

In July 2016, Cytokinetics entered into the 2016 Amendment to the 2014 Astellas Agreement. Under the 2016 Amendment, we granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv, including worldwide commercialization rights for Astellas outside Cytokinetics’ commercialization territory in North America, Europe and other select countries. In addition, the 2016 Amendment expands our collaboration with Astellas to include the development of CK-2127107 for the potential treatment of ALS, as well as other fast skeletal regulatory activators licensed to Astellas under the 2014 Agreement. The 2016 Amendment also extends the existing joint research program focused on the discovery of additional next-generation skeletal muscle activators through 2017, including sponsored research at Cytokinetics. Astellas will be primarily responsible for the development of CK-2127107 in ALS, and Cytokinetics will conduct the Phase 2 clinical trial of CK-2127107 in ALS in North America and Europe.

In connection with the execution of the 2016 Amendment, we will receive an upfront amendment fee of $35.0 million, once the 2016 Amendment becomes effective. In addition, the Company will receive the accelerated payment of a $15 million milestone for the initiation of the first Phase 2 clinical trial of CK-2127107 as the lead compound in ALS that was otherwise provide for in the 2014 Astellas Agreement, as if such milestone has been achieved upon the execution of the 2016 Amendment, once the 2016 Amendment becomes effective. The parties will share equally the costs of developing CK-2127107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS, subject to a right to recoup Cytokinetics’ share of such costs plus a 100% premium by reducing future milestone and royalty payments to Cytokinetics, and (ii) Cytokinetics may defer (but not eliminate) a portion of its co-funding obligation for development activities after Phase 2 for up to 18 months subject to certain conditions. We will also receive approximately $30.0 million in additional sponsored research and development funding through 2017 which includes Astellas’ funding of Cytokinetics’ conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $25.0 million) as well as the continuing research collaboration (approximately $5.0 million). Cytokinetics has the right to co-fund its share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas.

Pursuant to the 2016 Amendment, Cytokinetics and Astellas will collaborate to develop CK-2127107 in ALS. Astellas will be primarily responsible for the development of CK-2127107 in ALS, but the Company will conduct the Phase 2 clinical trial of CK-2127107 in ALS and will share in the operational responsibility for later clinical trials. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of CK-2127107 and other fast skeletal regulatory activators in ALS.

During the three months ended June 30, 2016 and 2015, we recorded $1.9 million and $3.0 million, respectively, of license revenue and $2.9 million and $2.9 million, respectively, in reimbursement of sponsored research and development activities in connection with our strategic alliance with Astellas. During the six months ended June 30, 2016 and 2015, we recorded $5.9 million and $4.7 million, respectively, of license revenue and $6.6 million and $5.0 million, respectively, in reimbursement of sponsored research and development activities in connection with our strategic alliance with Astellas. See our unaudited condensed consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Astellas.

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

During the quarter, we continued enrollment of the Phase 2 clinical trial of CK-2127107 in patients with SMA, in collaboration with Astellas. We expect to complete enrollment of cohort 1 of our Phase 2 trial of CK-2127107 in patients with SMA in the second half of 2016.

In June 2016, Astellas, in collaboration with Cytokinetics, started a Phase 2 clinical trial of CK-2127107 in patients with chronic obstructive pulmonary disease. Astellas is conducting this randomized, double-blind, placebo controlled two period crossover clinical trial designed to assess the effect of CK-2127107 on physical function in patients with COPD. The trial is expected to enroll approximately 40 patients in the United States and is designed to assess the effect of CK-2127107 compared to placebo on exercise tolerance. Additionally, the trial will assess the cardiopulmonary and neuromuscular effect of CK-2127107 relative to placebo and the effect of CK-2127107 on resting spirometry relative to placebo. The safety, tolerability and pharmacokinetics of CK-2127107 also will be assessed.

Ongoing Research in Skeletal Muscle Activators.

Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal muscle troponin activators to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere. We are conducting a joint research program with Astellas directed to the discovery of next-generation skeletal muscle activators. Under the 2014 Astellas Agreement, the joint research program will continue in 2016 and Astellas will reimburse us for certain research activities. We expect that a next-generation skeletal muscle activator will advance into IND-enabling studies in 2016.

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

We recorded reimbursement of sponsored research and development activities in connection with our strategic alliance with Amgen of $0.6 million and $0.6 million, respectively in the three months ended June 30, 2016 and 2015, and $1.2 million and $1.3 million, respectively in the six months ended June, 2016 and 2015. See our unaudited condensed consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Amgen.

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

Phase 2 Clinical Development Program

COSMIC-HF. COSMIC-HF was a Phase 2, double-blind, randomized, placebo-controlled, multicenter, clinical trial designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction as well as its effects on echocardiographic measures of cardiac function. COSMIC-HF was conducted by Amgen in collaboration with Cytokinetics. The trial began with two dose escalation cohorts of 40 patients each, randomized 1:1:1:1 to placebo or one of three different modified release oral formulations of omecamtiv mecarbil for seven days. The omecamtiv mecarbil dose in the first of these two dose escalation cohorts was 25 mg twice daily; in the second, it was 50 mg twice daily. The purpose of the dose escalation cohorts was to select one of the three modified release oral formulations of omecamtiv mecarbil for further evaluation in a larger group of patients treated for a longer period of time.

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

Increases in systolic ejection time (SET) and stroke volume, and decreases in LV end-systolic volume, were similar after both 12 and 20 weeks of treatment with omecamtiv mecarbil; however, LV end-diastolic volume decreased progressively from 12 to 20 weeks, with the decrease after 20 weeks nearly twice that observed after 12 weeks. NT-proBNP (a biomarker that is elevated in heart failure, with higher elevations reflecting more severe heart failure) also fell progressively over time and, of particular note, had declined even further four weeks after treatment discontinuation (-1306 ± 376 pg/mL; p=0.0006). Heart rate also declined significantly after 2, 12 and 20 weeks of treatment ranging from 2-4 beats per minute and returning nearly to baseline four weeks after treatment discontinuation (-1.2±1.2 beats/min: p = 0.29).

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

Also in March 2016, the manuscript, “Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure, The ATOMIC-AHF Study,” was published in the Journal of the American College of Cardiology. Results from this trial were first presented at the European Society of Cardiology Meeting in 2013.

During the quarter, we participated with Amgen in regulatory meetings with the FDA, EMA and Health Canada intended to inform design of a potential Phase 3 development program for omecamtiv mecarbil. We also conducted various clinical; non-clinical; chemistry, manufacturing, and controls, and planning activities in collaboration with Amgen to support the potential advancement of omecamtiv mecarbil into a Phase 3 development program. We expect to make a decision regarding the advancement of omecamtiv mecarbil into Phase 3 in the third quarter of 2016.

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

Development Risks

The successful development of any of our drug candidates is highly uncertain. We cannot estimate with certainty or know the exact nature, timing and costs of the activities necessary to complete the development of any of our drug candidates or the date of completion of these development activities due to numerous risks and uncertainties, including, but not limited to:

•	the results of clinical trials of our drug candidates conducted by us or our partners may not support the further clinical development of those drug candidates;

•	further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•	the FDA and/or other regulatory authorities may not accept effects on respiratory function, including SVC, as appropriate clinical trial endpoints to support the registration of tirasemtiv for the treatment of ALS;

•	the FDA and/or other regulatory authorities may not accept the data from the clinical trials of tirasemtiv as sufficient to determine the safest and most effective dose of tirasemtiv for the treatment of ALS;

•	decisions made by Amgen with respect to the development of omecamtiv mecarbil and by Astellas with respect to the development of CK-2127107;

•	the uncertainty of the timing of the initiation and completion of patient enrollment and treatment in our or our partners’ clinical trials;

•	the possibility of delays in the collection of clinical trial data and the uncertainty of the timing of the analyses of our clinical trial data after these trials have been initiated and completed;

•	our potential inability to obtain additional funding and resources for our development activities on acceptable terms, if at all, including, but not limited to, our potential inability to obtain or retain partners to assist in the design, management, conduct and funding of clinical trials;

•	failure by our clinical trial sites, clinical research organizations, clinical manufacturing organizations and other third parties supporting our or our partners’ clinical trials to fulfill their obligations or otherwise perform as expected;

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility;

•	the possibility that results from non-clinical studies may adversely impact the timing or further development of our drug candidates; and

•	possible delays in the characterization, formulation, manufacture, packaging, labeling and distribution of drug candidates and other compounds.

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

Results of Operations

Revenues

We recorded total revenues of $5.8 million and $6.5 million for the second quarter of 2016 and 2015, respectively and $14.2 million and $11.0 million for the first six months of 2016 and 2015, respectively.

Total revenues were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	June 30, 2016	June 30, 2015	Increase (Decrease)
Research and development revenues from related parties	$3,515	$3,510	$5	$7,811	$6,301	$1,510
Research and development, grant and other revenues	337	—	337	488	—	488

License revenues from related parties	1,950	3,032	(1,082)	5,923	4,655	1,268

Total revenues	$5,802	$6,542	$(740)	$14,222	$10,956	$3,266

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Astellas and Amgen. Research and development revenue for the second quarter of 2016 and 2015 included research and development revenues from Astellas of $2.9 million and $2.9 million, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents, and other research and development expenses; and research and development revenues from Amgen of $0.6 million and $0.6 million, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents. Research and development revenue for the first six months of 2016 and 2015 included research and development revenues from Astellas of $6.6 million and $5.0 million, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents, and other research and development expenses; and research and development revenues from Amgen of $1.2 million and $1.3 million, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents. The increase in research and development revenues from related parties for the first six months of 2016 compared to the same period in 2015 was primarily due to the timing of research and development activities under the Astellas collaboration as noted above.

Research and development, grant and other revenues in the second quarter and in the first six months of 2016, consisted of $0.3 million and $0.5, respectively, of research and development revenues from our collaboration with The ALS Association (“ALSA”). In July 2015, we were awarded a $1.5 million grant from ALSA (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS.

License revenues from related parties refers to license revenues from our strategic alliance with Astellas. License revenues from related parties for the second quarter of 2016 and 2015 were $1.9 million and $3.0 million, respectively, and consisted of the recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015, using the proportional performance model. License revenues from related parties for the first six months of 2016 and 2015 were $5.9 million and $4.7 million, respectively, and consisted of the recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015, using the proportional performance model. The decrease in license revenue from related parties for the second quarter of 2016, compared to the same period in 2015, and the increase in license revenues from related parties for the first six months of 2016, compared to the same period in 2015, was primarily due to the timing of research and development activities under the Astellas collaboration, as noted above.

Research and Development Expenses

Research and development expenses were $9.7 million and $12.6 million in the second quarter of 2016 and 2015, respectively and $23.3 million and $21.6 million in the first six months of 2016 and 2015, respectively.

Total research and development expenses were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	June 30, 2016	June 30, 2015	Increase (Decrease)
Research and development expenses	$9,723	$12,636	$(2,913)	$23,256	$21,592	$1,664

The decrease in research and development expenses for the three months ended June 30, 2016, compared to the same period in 2015, was primarily due to a decrease of $2.3 million in outsourced preclinical costs associated with clinical manufacturing activities, and a decrease of $1.7 million in outsourced clinical costs, partially offset by an increase of $1.3 million in personnel related expenses due to increased headcount costs. The decrease in outsourced clinical costs comprised of an increase of $2.8 million in outsourced clinical costs mainly associated with the ongoing VITALITY-ALS trial, offset by a $4.5 million litigation settlement in June 2016 from a contract research organization for our BENEFIT-ALS clinical trial which was concluded in 2014.

The increase in research and development expenses for the first six months of 2016, compared to the same period in 2015, was primarily due to an increase of $2.4 million in outsourced clinical costs and an increase of $2.3 million in personnel related expenses due to increased headcount, partially offset by a decrease of $2.9 million in outsourced preclinical costs associated with clinical manufacturing activities. The increase in outsourced clinical costs comprised of an increase of $6.9 million in outsourced clinical costs mainly associated with the ongoing VITALITY-ALS trial, offset by a $4.5 million litigation settlement in June 2016 from a contract research organization, noted above.

The following presents our research and development expenses by program (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	June 30, 2016	June 30, 2015	Increase (Decrease)
Cardiac muscle contractility	$2,361	$1,451	$910	$4,103	$2,886	$1,217
Skeletal muscle contractility	6,578	9,994	(3,416)	17,616	16,370	1,246
All other research programs	784	1,191	(407)	1,537	2,336	(799)

Total research and development expenses	$9,723	$12,636	$(2,913)	$23,256	$21,592	$1,664

From a program perspective, the decrease in research and development spending for the second quarter of 2016, compared to the same period in 2015, was primarily due to decreased spending of $3.4 million for our skeletal muscle contractility program, which included the clinical program for tirasemtiv for the treatment of ALS, and the clinical programs for CK-2127107 under our collaboration with Astellas, and decreased spending of $0.4 million for our other research programs, offset by increased spending of $0.9 million for our cardiac muscle contractility program. The decrease in our skeletal muscle contractility program spending comprised of an increase of $1.1 million in research and development spending mainly associated with the ongoing VITALITY-ALS trial, offset by a $4.5 million litigation settlement in June 2016 from a contract research organization for our BENEFIT-ALS clinical trial which was concluded in 2014.

From a program perspective, the increase in research and development spending for the first six months of 2016, compared to the same period in 2015, was primarily due to increased spending of $1.2 million for our skeletal muscle contractility program, which included the clinical program for tirasemtiv for the treatment of ALS, and the clinical programs for CK-2127107 under our collaboration with Astellas, and increased spending of $1.2 million for our cardiac muscle contractility program, partially offset a decreased spending of $0.8 million for the rest of our other research programs. The increase in our skeletal muscle contractility program spending comprised of an increase of $5.7 million in research and development spending mainly associated with the ongoing VITALITY-ALS trial, offset by a $4.5 million litigation settlement in June 2016 from a contract research organization for our BENEFIT-ALS clinical trial which was concluded in 2014.

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

We expect our research and development expenditures to increase significantly in 2016 compared to 2015. We expect to continue the Phase 3 clinical development of our drug candidate tirasemtiv for the potential treatment of ALS. Under our strategic alliance with Astellas, we expect to continue development of our drug candidate CK-2127107 for the potential treatment of SMA, COPD, ALS and potentially other diseases and medical conditions associated with muscle weakness or wasting. Under our strategic alliance with Amgen, we expect to continue development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure.

General and Administrative Expenses

General and administrative expenses were $7.1 million and $4.5 million in the second quarter of 2016 and 2015, respectively and $13.9 million and $8.9 million for the first six months of 2016 and 2015, respectively.

Total general and administrative expenses were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	June 30, 2016	June 30, 2015	Increase (Decrease)
General and Administrative expenses	$7,090	$4,495	$2,595	$13,931	$8,862	$5,069

The increase in general and administrative expenses in the second quarter of 2016, compared to the same period in 2015, was primarily due to an increase of $1.1 million in personnel related expenses due to increased non-cash stock compensation expense and increased headcount, an increase of $0.7 million in outsourced costs mainly related to accounting and finance and commercial development, and an increase of $0.8 million in corporate and patent legal fees.

The increase in general and administrative expenses in the first six months of 2016, compared to the same period in 2015, was primarily due to increased spending of $2.1 million in personnel related expenses due to increased non-cash stock compensation expense and increased headcount, an increase of $1.3 million in outsourced costs related to accounting and finance and commercial development, and an increase of $1.4 million in corporate and patent legal fees.

We anticipate that general and administrative expenses in 2016 will increase significantly compared to 2015, mainly due to increased headcount.

Interest and Other Income (Expense), Net

Interest and other expense increased in the second quarter of 2016 and for the first six months of 2016, compared to the same period in 2015, primarily due to interest expense related to the long-term debt obligations which commenced in fourth quarter 2015.

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

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through June 30, 2016, we funded our operations through the sale of equity securities, non-equity payments from collaborators, long term debt, capital equipment financings, grants and interest income. Due to our substantial research and development expenditures, we have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. As of June 30, 2016, we had available cash, cash equivalents and investments of $98.0 million.

Original Astellas Agreement

In June 2013, we entered into the Original Astellas Agreement (see Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements). In July 2013, we received an upfront non-refundable license payment of $16.0 million in connection with the execution of the Original Astellas Agreement. Pursuant to that agreement we were eligible to potentially receive over $24.0 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, the agreement also provided for payments for the achievement of pre-specified milestones relating to the joint research and development program. During the three months and six months ended June 30, 2016 and 2015, the Company recognized no revenues for milestones achieved under the Original Astellas Agreement. The $15.0 million milestone payment which was paid in January 2015 was recognized in 2014.

2014 Astellas Agreement

In December 2014, we entered into the 2014 Astellas Agreement, which superseded the Original Astellas Agreement (see Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements). Under the terms of the 2014 Astellas Agreement, we received a non-refundable upfront license fee of $30.0 million in January 2015. In conjunction with the 2014 Astellas Agreement, we also entered into a common stock purchase agreement pursuant to which we sold 2,040,816 shares common stock to Astellas at a price per share of $4.90. The aggregate purchase price of $10.0 million was received in December 2014. We determined the fair value of the stock issued to Astellas to be $9.1 million. The excess of cash received over fair value of $0.9 million was deferred and will be recognized as revenue as services are performed over approximately 24 months.

We are eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the 2014 Astellas Agreement. In addition, we may also receive payments for the achievement of pre-specified milestones relating to the 2014 Astellas Agreement.

Based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the 2014 Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial launch and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

Amendment to 2014 Astellas Agreement

In July 2016, Cytokinetics entered into the 2016 Amendment to the 2014 Astellas Agreement. Under the 2016 Amendment, we granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv. If Astellas exercises the option, Astellas will receive exclusive worldwide commercialization rights for Astellas outside Cytokinetics’ commercialization territory in North America, Europe and other select countries. In addition, the 2016 Amendment expands our collaboration with Astellas to include the development of CK-2127107 for the potential treatment of ALS, as well as other fast skeletal regulatory activators licensed to Astellas under the 2014 Agreement. Finally, the 2016 Amendment extends the existing joint research program focused on the discovery of additional next-generation skeletal muscle activators through 2017, including sponsored research at Cytokinetics.

The 2016 Amendment is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and will become effective on the date of such clearance (the “Effective Date”).

In connection with the execution of the 2016 Amendment, we will receive a $15.0 million non-refundable option fee for the grant of the tirasemtiv option, once the 2016 Amendment becomes effective. Prior to Astellas’ exercise of the option, we will continue the development of tirasemtiv, including the VITALITY-ALS trial, at our own expense to support regulatory approval in the U.S., EU and certain other jurisdictions and will retain the final decision making authority on the development of tirasemtiv. If Astellas exercises the option, we will grant Astellas an exclusive license to develop and commercialize tirasemtiv outside Cytokinetics’ own commercialization territory of North America, Europe and other select countries. Each party would be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory.

Also in connection with the execution of the 2016 Amendment, we will receive a non-refundable upfront amendment fee of $35.0 million, once the 2016 Amendment becomes effective. We will also receive the accelerated payment of a $15.0 million milestone payment for the initiation of the first Phase 2 clinical trial of CK-2127107 as the lead compound in ALS that was otherwise provide for in the 2014 Astellas Agreement, as if such milestone has been achieved upon the execution of the 2016 Amendment, once the 2016 Amendment becomes effective. The parties will share equally the costs of developing CK-2127107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS, subject to a right to recoup Cytokinetics’ share of such costs plus a 100% premium by reducing future milestone and royalty payments to Cytokinetics, and (ii) Cytokinetics may defer (but not eliminate) a portion of its co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. Cytokinetics has the right to co-fund its share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas. We will also receive approximately $30.0 million in additional sponsored research and development funding through 2017 which includes Astellas’ funding of Cytokinetics’ conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $25.0 million) as well as the continuing research collaboration (approximately $5.0 million).

If Astellas exercises its option for a global collaboration for the development and commercialization of tirasemtiv, Cytokinetics will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from the VITALITY-ALS trial) to $80.0 million (if exercise occurs following receipt of FDA approval). In addition, we are eligible to receive a potential milestone payment from Astellas associated with Cytokinetics’ initiation of the planned CY 4033 open-label extension trial for tirasemtiv. Such milestone would be $30.0 million; provided, however, that the amount will be reduced to $15.0 million if (i) Astellas elects to pay such milestone payment at the time the trial commences (if prior to Astellas’ exercise of its option on tirasemtiv) or (ii) Astellas has exercised said option as of the time the trial commences. Cytokinetics will be responsible for the development costs of tirasemtiv during the option period, but if Astellas’ exercises the option after the defined review period following receipt of data from VITALITY-ALS, Astellas will at the time of option exercise reimburse Cytokinetics for a share of any additional costs incurred after such review period.

If Astellas exercises the option for tirasemtiv, the parties will share the future development costs of tirasemtiv in North America, Europe and certain other countries, with Cytokinetics bearing 75% of such shared costs and Astellas bearing 25% of such costs. Astellas will be solely responsible for the development costs of tirasemtiv specific to its commercialization territory. Contingent upon the successful development of tirasemtiv, Cytokinetics may receive milestone payments up to $100.0 million for the initial indication and up to $50.0 million for each subsequent indication. If tirasemtiv is commercialized, Astellas will pay Cytokinetics royalties (at rates ranging from the mid-teens to twenty percent) on sales of tirasemtiv in Astellas’ commercialization territory, and Cytokinetics will pay Astellas royalties (at rates up to the mid-teens) on sales of tirasemtiv in Cytokinetics’ commercialization territory, in each case subject to various possible adjustments.

If the Effective Date has not occurred within 120 days of the date of the 2016 Amendment, or such other time period as the parties may mutually agree, the 2016 Amendment may be terminated by either party upon written notice.

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

Cantor Fitzgerald

On September 4, 2015, we entered into a $40.0 million Controlled Equity Offering Sales Agreement (“CE Offering”) with Cantor Fitzgerald & Co., pursuant to which we issue and sold, through June 30, 2016, 808,193 shares for total net proceeds of approximately $8.7 million. As of July 28, 2016, $31.3 million remains available to us under the September 2015 Registration Statement.

October 2015 Loan Agreement

On October 19, 2015 and February 10, 2016, we entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford,”) as the collateral agent and a lender, and Silicon Valley Bank (“SVB,”) as a lender (Oxford and SVB collectively the “Lenders”) to fund our working capital and other general corporate needs, for Term A and term B, respectively. As of June 30, 2016 we received $29.8 million from these loan and security agreements for Term A and Term B, net of issuance cost. See Note 7, “Long-Term Debt” of the Notes to Consolidated Financial Statements for further details.

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $98.0 million at June 30, 2016, compared to $111.6 million at December 31, 2015. The decrease of $13.6 million was primarily due to the use of cash to fund operations, partially offset by net proceeds of $15.0 million received from long-term debt.

Net cash used in operating activities was $28.7 million for the six months ended June 30, 2016 and was largely due to the ongoing research and development activities, and general and administrative spend to support those activities. The net loss of $24.1 million for the six months ended June 30, 2016 included non-cash stock based compensation of $3.4 million. At June 30, 2016, deferred revenue of $14.8 million related largely to the deferral of revenue for Astellas based on the proportional performance model; and prepaids and other assets included a $4.3 million receivable related to the litigation settlement in June 2016 from a contract research organization for our Phase 2 BENEFIT-ALS clinical trial which was concluded in 2014.

Net cash used in investing activities was $24.1 million for the first six months of 2016 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $23.7 million.

Net cash provided by financing activities was $15.5 million for the first six months of 2016 and primarily consisted of net proceeds received of $15.0 million from long-term debt.

Shelf Registration Statements.

In November 2013 we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allowed us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of July 28, 2016, $109.7 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf will be established at the time of such offerings.

As of June 30, 2016, our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Remainder of 2016	2017-2018	2019-2020	Beyond	Total
Long-term debt (1)	$—	$12,500	$17,500	$—	$30,000
Interest obligation on long-term debt (2)	1,151	4,011	2,420	—	7,582
Operating lease obligations (3)	1,767	5,486	—	—	7,253

Total obligations	$2,918	$21,997	$19,920	$—	$44,835

(1)	For further discussion regarding long-term debt, see Note 7, “Long-Term Debt” of the Notes to Consolidated Financial Statements.
(2)	Interest obligation on long-term debt has been calculated based on the interest rate applicable as of June 30, 2016.
(3)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue development of our fast skeletal muscle troponin activator tirasemtiv for the potential treatment of ALS. We plan to continue development of our fast skeletal muscle troponin activator CK-2127107 for the potential treatment of SMA, COPD, ALS and potentially other diseases and conditions related to skeletal muscle weakness or wasting and research of potential next-generation compounds as part of our strategic alliance with Astellas. We plan to continue to support the development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and the research of potential next-generation compounds as part of our strategic alliance with Amgen. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the initiation, progress, timing, scope and completion of preclinical research, non-clinical development, chemistry, manufacturing, and controls, and clinical trials for our drug candidates and other compounds;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decisions with regard to funding of development and commercialization of omecamtiv mecarbil or other compounds for the potential treatment of heart failure under our collaboration;

•	Astellas’ decisions with regard to funding of development and commercialization of CK-2127107 or other skeletal muscle activators under our collaboration;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our potential drugs;

•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;

•	our plans or ability to engage third party manufacturers for our drug candidates and potential drugs;

•	our plans or ability to build or access sales and marketing capabilities and to achieve market acceptance for potential drugs;

•	the expansion and advancement of our research programs;

•	the hiring of additional employees and consultants;

•	the expansion of our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We have incurred an accumulated deficit of $558.8 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

On November 28, 2014, Pharm-Olam International, Ltd. (“Pharm-Olam”) filed a lawsuit in the U.S. District Court for the Middle District of North Carolina, captioned Pharm-Olam International, Ltd. v. Cytokinetics, Inc. and Datatrak International, Inc., Civil Action No. 1:14-cv-01000 (the “North Carolina Lawsuit”) in connection with its performance as the Contract Research Organization for the BENEFIT-ALS clinical trial . On September 16, 2015, the U.S. District Court for the Middle District of North Carolina dismissed the North Carolina lawsuit.

On December 1, 2014, we filed a lawsuit in the U.S. District Court for the Northern District of California, captioned Cytokinetics, Inc. v. Pharm-Olam International, Ltd., Case No. 3:14-cv-05256-JCS (the “California Lawsuit”). This lawsuit alleged fraudulent inducement, breach of contract and negligence by Pharm-Olam in connection with its performance as the Contract Research Organization for the BENEFIT-ALS clinical trial. We sought monetary damages from Pharm-Olam. Pharm-Olam answered the complaint on March 24, 2015. Datatrak International, Inc. (“Datatrak”) filed a motion to intervene as a new party plaintiff on June 5, 2015, which the court granted on July 1, 2015. Datatrak sought a declaratory judgment that the indemnification provision of the agreement between Pharm-Olam and Datatrak did not require Datatrak to indemnify Pharm-Olam for the claims asserted against Pharm-Olam by Cytokinetics.

On or around June 7, 2016, the Company, Pharm-Olam, and Datatrak entered into a Settlement Agreement and Mutual Waiver and General Release of All Claims in the California Lawsuit, thereby resolving all disputes among the parties. The Settlement Agreement includes no admission of liability or wrongdoing by any party. The Court granted the parties’ joint request for dismissal with prejudice on July 11, 2016. Refer to Note 10 and the settlement agreement in June 2016.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical development are omecamtiv mecarbil for the potential treatment of heart failure, tirasemtiv for the potential treatment of ALS, and CK-2127107 for the potential treatment of SMA, COPD, ALS and potentially other neuromuscular and non-neuromuscular indications associated with muscle weakness. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

The conventional standard for granting marketing authorization of a new investigational medicine is the demonstration of safety and efficacy in two large, well-controlled Phase 3 clinical trials. The Phase 3 trial of tirasemtiv in ALS that we are currently conducting will be the first Phase 3 trial of this drug candidate. In the case of diseases with high unmet medical need, such as ALS, regulatory authorities may exercise their discretion to approve a new pharmaceutical on the basis of a single outcomes trial (sometimes subject to the conduct of subsequent confirmatory trial(s)). However, this is always within the judgment of the regulatory authorities and is dependent on their assessment of the degree of success achieved in the clinical trial as balanced by the potential risks associated with treatment. In addition, the design of the VITALITY-ALS Phase 3 clinical may not provide conclusive data on the most safe and effective dose of tirasemtiv in patients with ALS that meets the satisfaction of regulatory authorities , thereby requiring us to conduct another Phase 3 trial. Even if our first Phase 3 trial of tirasemtiv shows positive results and provides all necessary data to determine appropriate dosing, regulatory authorities may nonetheless require us to successfully conduct one or more additional Phase 3 clinical trials prior to receiving marketing authorization, which would be expensive, time consuming and uncertain.

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

If the results of one or more clinical trials with omecamtiv mecarbil do not meet Amgen’s expectations at any time, Amgen may elect to terminate further development of omecamtiv mecarbil or certain of the potential clinical trials for omecamtiv mecarbil, even if the actual number of patients treated at that time is relatively small. In addition, Amgen generally has discretion to elect whether to pursue or abandon the development of omecamtiv mecarbil and may terminate our strategic alliance for any reason upon six months prior notice. With our consent, Amgen granted Servier an option to commercialize omecamtiv mecarbil in Europe. If Servier elects not to exercise this option, it may increase the likelihood that Amgen would stop further development of omecamtiv mecarbil. If Amgen abandons omecamtiv mecarbil, it would result in a delay in or could prevent us from commercializing omecamtiv mecarbil, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Amgen, which may delay or cause the termination of any omecamtiv mecarbil clinical trials, result in significant litigation or cause Amgen to act in a manner that is not in our best interest. The costs associated with the continuing development of omecamtiv mecarbil may cause Amgen to reconsider the terms of its investment and seek to amend or terminate our collaboration agreement or to suspend the development of omecamtiv mecarbil. If development of omecamtiv mecarbil does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Amgen with respect to omecamtiv mecarbil. If Amgen abandons development of omecamtiv mecarbil prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of omecamtiv mecarbil or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of omecamtiv mecarbil ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

Under this strategic alliance, we have granted Astellas an exclusive license to co-develop and commercialize CK-2127107 for potential application in spinal muscular atrophy (SMA) and potentially other indications worldwide. We have initiated a Phase 2 clinical trial of patients with SMA and in June 2016, Astellas, in collaboration with us, initiated a Phase 2 clinical trial of CK-2127107 in patients with COPD.

In July 2016, we expanded our collaboration with Astellas and granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv, including worldwide commercialization rights for Astellas outside our commercialization territory in North America, Europe and other select countries. In addition, under this 2016 expansion, we will collaborate with Astellas to develop CK-2127107 in ALS. Astellas will be primarily responsible for the development of CK-2127107 in ALS, and the Company will conduct the Phase 2 clinical trial of CK-2127107 in ALS.

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

The successful development of CK-2127107 in ALS under our expanded collaboration with Astellas could reduce the commercial potential of tirasemtiv, and our share of the costs of developing CK-2127107 in ALS could limit our ability to pay for other programs, including tirasemtiv.

Tirasemtiv is the lead drug candidate from our skeletal muscle contractility program. We have completed a Phase 2 clinical development program for tirasemtiv, and started a Phase 3 clinical development program for tirasemtiv in patients with ALS in July 2015. In collaboration with Astellas, we are also developing CK-2127107 for potential indications associated with muscle weakness and, as of July 2016 expanded our collaboration with Astellas to develop CK-2127107 in ALS. We expect that we and Astellas will commence a Phase 2 clinical development program of CK-2127107 in ALS in 2017.

Since we will be developing both tirasemtiv and CK-2127107 for ALS, if both drugs are successfully developed and commercialized, they would potentially compete with one another in the same indication. If approved for commercial sale, the commercial launch of CK-2127107 following the commercial launch of tirasemtiv could negatively affect the sales of tirasemtiv. Successful development of CK-2127107 in ALS, or CK-2127107 data that Astellas views as positive, may reduce the likelihood that Astellas will exercise its option to develop and commercialize tirasemtiv, in which case we would not receive any of the payments from Astellas associated with the option exercise, and our ability to commercially launch tirasemtiv in markets outside of North America and Europe may be diminished.

In addition, we and Astellas will share equally the costs of developing CK-2127107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS subject to a right to recoup our share of such costs plus a 100% premium by reducing future milestone and royalty payments to the Company and (ii) we may defer (but not eliminate) a portion of our co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. We will, however, be required to fund one half the cost of any Phase 3 development of CK-2127107 in ALS with limited ability to defer or offset such costs. Our one-half share of the costs of any Phase 3 clinical trial of CK-2127107 in ALS could be significant, and could negatively impact our ability to finance other programs, including potentially limiting our ability to pay for the development and/or commercial launch of tirasemtiv.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Neuraltus Pharmaceuticals, Inc., which is developing NP001; Ionis Pharmaceuticals, Inc., (in collaboration with Biogen, Inc.), which is developing Ionis-SOD1Rx; AB Science, which is developing masitinib; Mitsubishi Tanabe Pharma Corporation, which is developing Radicut (edaravone); Eisai Co. Ltd., which is developing mecobalamin; Orion Pharma (UK) Ltd., which is developing levosimendan; Genervon Biopharmaceuticals, LLC, which is developing GM604; Q Therapeutics, which is developing Q Cells; Genentech, Inc., which is developing GCD-0134; MediciNova, Inc. which is developing ibudilast and VM BioPharm which is developing VM202. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. Tirasemtiv may also compete with Rilutek (riluzole), manufactured by Sanofi and several generics manufacturers including Apotex Corp., Glenmark Generics, and Sun Pharmaceuticals.

If CK-2127107 is approved by the FDA or other regulatory authorities for the potential treatment of SMA, potential competitors include Roche (in collaboration with PTC Therapeutics and Trophos SA), AveXis, Inc., Pfizer Inc., Ionis Pharmaceuticals, Inc. (in collaboration with Biogen, Inc,), Novartis AG, and Bioblast Pharma, Ltd. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), which is developing SAR391786, a monoclonal antibody targeted to GDF8, for sarcopenia; Acceleron Pharma, which is developing ACE-083 for diseases such as inclusion body myositis and certain forms of muscular dystrophy; Eli Lilly and Company, which is developing landogrozumab, a monoclonal antibody to myostatin, in muscle wasting after hip arthroplasty; vTv Therapeutics, which is developing HPP593, a PPAR delta agonist, in muscle weakness; Summit Therapeutics, which is developing SMT-C1100, a utrophin stimulator, in Duchenne muscular dystrophy; Pfizer Inc., which is developing PF-06252616, a monoclonal antibody targeted to myostatin, in Duchenne muscular dystrophy; and Novartis (in collaboration with Morphosys AG), is conducting clinical development with an activin type-IIB receptor antagonist, bimagrumab, to evaluate its ability to treat diseases involving the loss of muscle mass, strength and function.

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide) Procoralan/Corlanor (ivabradine), and Entresto. Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as bucindolol, which is being developed by ARCA biopharma, Inc.; Reasanz (serelaxin), from Novartis; cenderitide (CD-NP), which is being developed by Carpicor Therapeutics, Inc.; ularitide, which is being developed by Cardiorentis Ltd.; aladorian, which is being developed by ARMGO Pharma, Inc; certain cardioprotectants which are being developed by Cardioxyl Pharmaceuticals, Inc.; glial growth factor (GGF-2) which is being developed by Acorda Therapeutics, Inc.; Neurocardin, which is being developed by Zensun Sci & Tech, Ltd; elamipretide, which is being developed by Stealth Therapeutics, Inc.; ONO-4232, which is being developed by Ono Pharmaceutical Co. Ltd.; finerenone and vericiguat, which are being developed by Bayer, AG; and levosimendan, which was acquired for development by Oxygen Biotherapeutics, Inc. In addition, there are a number of medical devices being developed for the potential treatment of heart failure.

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

The coverage, reimbursement status and pricing of newly approved drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to market any drugs we may develop and decrease our ability to generate revenue.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	announcements concerning any of the clinical trials for our drug candidates, such as tirasemtiv for the potential treatment of ALS, CK-2127107 for the potential treatment of SMA, COPD, ALS or other indications associated with muscle weakness and omecamtiv mecarbil for the potential treatment of heart failure (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

•	announcements concerning our strategic alliance with Amgen or Astellas or future strategic alliances;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	failure or delay in establishing new strategic alliances, or the terms of those alliances;

•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new products by us or our competitors;

•	issues in manufacturing, packaging, labeling and distribution of our drug candidates or drugs;

•	market acceptance of our drugs;

•	third-party healthcare coverage and reimbursement policies;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel;

•	substantial sales of our common stock by our existing stockholders, whether or not related to our performance;

•	automated trading activity by algorithmic and high-frequency trading programs; and

•	volatility in the stock prices of other companies in our industry or in the stock market generally.

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

As of July 28, 2016, our executive officers, directors and their affiliates beneficially owned or controlled approximately 10.7% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of July 28, 2016, there were 5,709,522 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.31 per share, and 5,234,706 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $9.26 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

Dated: August 4, 2016	CYTOKINETICS, INCORPORATED
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