Form 10-Q
period 2016-09-30
CYTOKINETICS INC
filed 2016-11-03
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of shares of common stock, $0.001 par value, outstanding as of October 27, 2016: 40,516,892

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$30,300	$65,076
Short-term investments	48,309	46,366
Related party accounts receivable	67,000	12
Prepaid and other current assets	2,575	1,653

Total current assets	148,184	113,107
Property and equipment, net	2,049	1,751
Long-term investments	7,737	179
Other assets	200	200

Total assets	$158,170	$115,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668	$2,238
Accrued liabilities	17,783	8,421
Deferred revenue, current	10,497	20,858
Short-term portion of deferred rent and interest payable	386	132

Total current liabilities	29,334	31,649
Long-term debt	29,742	14,639
Deferred revenue, non-current	15,635	—
Long-term portion of deferred rent	209	359

Total liabilities	74,920	46,647

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 40,516,892 shares at September 30, 2016 and 39,581,692 shares at December 31, 2015	41	40
Additional paid-in capital	609,880	603,145
Accumulated other comprehensive income	252	149
Accumulated deficit	(526,923)	(534,744)

Total stockholders’ equity	83,250	68,590

Total liabilities and stockholders’ equity	$158,170	$115,237

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues:
Research and development revenues from related parties	$5,573	$3,786	$13,383	$10,087
Research and development, grant and other revenues	441	27	930	27
License revenues from related parties	53,033	4,132	58,956	8,787

Total revenues	59,047	7,945	73,269	18,901

Operating expenses:
Research and development	19,340	11,557	42,596	33,149
General and administrative	7,217	5,276	21,149	14,138

Total operating expenses	26,557	16,833	63,745	47,287

Operating income (loss)	32,490	(8,888)	9,524	(28,386)
Interest expense	(714)	—	(1,985)	—
Interest and other income, net	111	39	282	114

Net income (loss) before income taxes	31,887	(8,849)	7,821	(28,272)
Income tax benefit	—	—	—	—

Net income (loss)	$31,887	$(8,849)	$7,821	$(28,272)

Net income (loss) per share — basic	$0.80	$(0.23)	$0.20	$(0.73)

Net income (loss) per share — diluted	$0.74	$(0.23)	$0.19	$(0.73)

Weighted-average number of shares used in computing net income (loss) per share — basic	39,926	38,752	39,729	38,718

Weighted-average number of shares used in computing net income (loss) per share — diluted	43,217	38,752	42,247	38,718

Other comprehensive income:
Unrealized gains on available-for-sale securities, net	23	2	103	19

Comprehensive income (loss)	$31,910	$(8,847)	$7,924	$(28,253)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income (loss)	$7,821	$(28,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	517	438
Stock-based compensation	5,266	3,219
Non-cash interest expense	395	—
Loss on disposal of property and equipment	1	—
Gain on sale of investments	—	(1)
Changes in operating assets and liabilities:
Related party accounts receivable	(66,988)	46,598
Prepaid and other assets	(922)	(1,226)
Accounts payable	(1,334)	616
Accrued and other liabilities	9,122	1,341
Deferred revenue	5,275	(7,888)

Net cash provided by (used in) operating activities	(40,847)	14,825

Cash flows from investing activities:
Purchases of investments	(79,969)	(94,658)
Proceeds from sales and maturities of investments	70,572	85,668
Proceeds from sale of property and equipment	33	—
Purchases of property and equipment	(742)	(358)

Net cash used in investing activities	(10,106)	(9,348)

Cash flows from financing activities:
Proceeds from long term debt, net of debt discount and issuance costs	14,996	—
Proceeds (payments) from stock based award activities and warrants, net	1,181	270

Net cash provided by financing activities	16,177	270

Net increase (decrease) in cash and cash equivalents	(34,776)	5,747
Cash and cash equivalents, beginning of period	65,076	20,215

Cash and cash equivalents, end of period	$30,300	$25,962

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $526.9 million since inception and there can be no assurance that the Company will attain consistent profitability. The Company had a net income of $7.8 million and net cash used in operations of $40.8 million for the nine months ended September 30, 2016. Cash, cash equivalents and investments decreased from $111.6 million at December 31, 2015 to $86.3 million at September 30, 2016. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

The Company is subject to risks common to clinical stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed, to fund its future plans. The Company’s liquidity will be impaired if sufficient additional capital is not available on terms acceptable to the Company. To date, the Company has funded its operations primarily through sales of its common stock and convertible preferred stock, contract payments under its collaboration agreements, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. The Company has never generated revenues from commercial sales of its drugs and may not have drugs to market for at least several years, if ever. The Company’s success is dependent on its ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of its drug candidates. As a result, the Company may choose to raise additional capital through equity or debt financings to continue to fund its operations in the future. The Company cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that the Company’s drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments at September 30, 2016 will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at September 30, 2016, and the results of operations for the three and nine months ended September 30, 2016 and the cash flows for the nine months ended September 30, 2016. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 3, 2016.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, ‘Statement of cash flows (Topic 230): Classification of certain cash receipts and cash payments’. ASU 2016-15 issued guidance to clarify how certain cash receipts and payments should be presented in the statement of cash flows. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on its financial statements or disclosures.

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

Note 2 — Net Income (Loss) Per Share

The following is the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income (loss)	$31,887	$(8,849)	$7,821	$(28,272)

Weighted-average shares used in computing net income (loss) per share — basic	39,926	38,752	39,729	38,718
Effect of dilutive securities:
Warrants	2,395	—	1,942	—
Employee stock options	622	—	376	—
Restricted stock options	266	—	196	—
Employee stock purchase plan	8	—	4	—

Dilutive potential common shares	3,291	—	2,518	—

Weighted-average shares used in computing net income (loss) per share — diluted	43,217	38,752	42,247	38,718

Net income (loss) per share — basic	$0.80	$(0.23)	$0.20	$(0.73)

Net income (loss) per share — diluted	$0.74	$(0.23)	$0.19	$(0.73)

Basic net income (loss) per share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock units, warrants, and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”), by applying the treasury stock method, if they have a dilutive effect. The following instruments were excluded from the computation of diluted net income (loss) per share because their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Options to purchase common stock	1,999	3,513	3,709	3,513
Warrants to purchase common stock	—	5,576	—	5,576
Restricted and Performance stock units	—	757	—	757
Shares issuable related to the ESPP	—	26	—	26

Total shares	1,999	9,872	3,709	9,872

Note 3 — Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash paid for interest	$1,527	$—
Cash paid for income taxes	1	1
Significant non-cash investing and financing activities:
Debt discount netted against proceeds from long term debt, recorded in equity	288	—
Interest paid on the long-term debt, at inception	63	—
Purchases of property and equipment through accounts payable	237	68
Purchases of property and equipment through accrued liabilities	(343)	8

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

Under the Amgen Agreement, as amended, the Company is eligible to receive over $350.0 million in development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. These clinical milestones include an approximately $27.0 million milestone relating to the start of GALACTIC-HF. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments would become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities and therefore none of these milestones was deemed to be substantive. During the three and nine months ended September 30, 2016 and 2015, the Company recognized no revenues for milestones achieved under the Amgen Agreement.

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

In July 2013, Amgen announced that it had granted an option to commercialize omecamtiv mecarbil in Europe to Servier, with the Company’s consent, pursuant to an Option, License and Collaboration Agreement (the “Servier Agreement”).

In August 2016, the Company entered into a Letter Agreement with Amgen and Servier (the “Letter Agreement”), which (i) expands the territory of the sublicense to Servier to include specified countries in the Commonwealth of Independent States (“CIS”) and (ii) provides that, if Amgen’s rights under the Amgen Agreement, as amended, are terminated with respect to the territory of such sublicense, the sublicensed rights previously granted by Amgen to Servier under the Servier Agreement will remain in effect and become a direct license or sublicense of such rights by us to Servier, on substantially the same terms as set forth in the Servier Agreement, including but not limited to Servier’s payment of its share of agreed development costs and future milestone and royalty payments to us. The Letter Agreement does not otherwise modify our rights and obligations under the Amgen Agreement, as amended, or create any additional financial obligations of the Company, unless we otherwise agree in writing.

In September 2016, Amgen and Servier announced Servier’s decision to exercise its option to commercialize omecamtiv mecarbil in Europe as well as the CIS, including Russia. The option and related commercialization sublicense to Servier is subject to the terms and conditions of the Amgen Agreement. Amgen remains responsible for the performance of its obligations under the Amgen Agreement relating to Europe and the CIS, including the payment of milestones and royalties relating to the development and commercialization of omecamtiv mecarbil in Europe and the CIS.

Pursuant to the Amgen Agreement, the Company has recognized research and development revenue from Amgen for reimbursements of internal costs of certain full-time employee equivalents, supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and of other costs related to that research program. These reimbursements were recorded as research and development revenues from related parties. During the three months ended September 30, 2016 and 2015, the Company recorded research and development revenue from Amgen of $0.6 million and $0.6 million, respectively, under the Amgen Agreement. During the nine months ended September 30, 2016 and 2015, the Company recorded research and development revenue from Amgen of $1.8 million and $1.9 million, respectively, under the Amgen Agreement.

Revenue from Amgen was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Research and development revenues from related parties
Reimbursement of internal costs	$616	$598	$1,849	$1,862
Allocated consideration	—	—	—	21

Total revenues from Amgen	$616	$598	$1,849	$1,883

Related party accounts receivable from Amgen were as follows (in thousands):

	September 30, 2016	December 31, 2015
Related party accounts receivable — Amgen	$—	$—

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

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model over the initial research term of the Original Astellas Agreement. During the three months ended September 30, 2016 and 2015, the Company recorded zero and $0.1 million, respectively, in license revenue based on the proportional performance model. During the nine months ended September 30, 2016 and 2015, the Company recorded zero dollars and $2.2 million, respectively, in license revenue based on the proportional performance model. No license revenue remains deferred under the Original Astellas Agreement as of September 30, 2016.

Pursuant to the Original Astellas Agreement, the Company recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the three months ended September, 2016 and 2015, the Company recorded research and development revenue from Astellas of zero and $0.2 million, respectively, under the Original Astellas Agreement. During the nine months ended September 30, 2016 and 2015, the Company recorded research and development revenue from Astellas of zero and $3.4 million, respectively, under the Original Astellas Agreement.

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

During the three months ended September 30, 2016 and 2015, the Company recorded $3.0 million and $4.1 million, respectively, in license revenue based on the proportional performance model under the 2014 Astellas Agreement. During the nine months ended September 30, 2016 and 2015, the Company recorded $9.0 million and $6.5 million, respectively, in license revenue based on the proportional performance model under the 2014 Astellas Agreement. As of September 30, 2016, $10.3 million license revenue remains deferred under the 2014 Astellas Agreement. Pursuant to the 2014 Astellas Agreement, the Company recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. The Company is eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the three years of the collaboration through 2017. During the three months ended September 30, 2016 and 2015, the Company recorded research and development revenue from Astellas of $3.0 million and $3.0 million, respectively, under the 2014 Astellas Agreement. During the nine months ended September 30, 2016 and 2015, the Company recorded research and development revenue from Astellas of $9.5 million and $4.8 million, respectively, under the 2014 Astellas Agreement.

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

2016 Astellas Amendment (Inclusion of ALS as an Added Indication and Option on Tirasemtiv)

On July 27, 2016, the Company and Astellas entered into an amendment (the “2016 Amendment”) to expand their collaboration on the research, development and commercialization of skeletal muscle activators under the 2014 Astellas Agreement (collectively, the “Current Astellas Agreement”).

Under the 2016 Amendment, the Company granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv (“Option on Tirasemtiv”). If Astellas exercises the option, Astellas will receive exclusive worldwide commercialization rights outside of the Company’s commercialization territory of North America, Europe and other select countries. Tirasemtiv is the Company’s fast skeletal troponin activator being evaluated in the ongoing Phase 3 clinical trial, VITALITY-ALS, in people living with amyotrophic lateral sclerosis (“ALS”).

In addition, the 2016 Amendment expands the Company’s collaboration with Astellas to include the development of CK-2127107 (“CK-107”), a next-generation fast skeletal troponin activator, for the potential treatment of ALS, as well the possible development in ALS of other fast skeletal regulatory activators licensed to Astellas under the 2014 Astellas Agreement (“ALS License”). Finally, the 2016 Amendment extends the existing joint research program focused on the discovery of additional next-generation skeletal muscle activators through 2017, including sponsored research at Cytokinetics.

The 2016 Amendment was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and became effective on the date of such clearance, on September 26, 2016 (the “Amendment Effective Date”).

Option on Tirasemtiv

In connection with the execution of the 2016 Amendment, the Company received a $15.0 million non-refundable option fee for the grant of the option on tirasemtiv in October 2016. Prior to Astellas’ exercise of the option, the Company will continue the development of tirasemtiv, including the VITALITY-ALS trial, at its own expense to support regulatory approval in the U.S., EU and certain other jurisdictions and will retain the final decision making authority on the development of tirasemtiv. If Astellas exercises the option, the Company will grant Astellas an exclusive license to develop and commercialize tirasemtiv outside the Company’s own commercialization territory of North America, Europe and other select countries (“License on Tirasemtiv”) under a Tirasemtiv License and Collaboration Agreement (“Tirasemtiv License Agreement”). Each party would be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory.

If Astellas exercises its option for a global collaboration for the development and commercialization of tirasemtiv, the Company will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from the VITALITY-ALS trial) to $80.0 million (if exercise occurs following receipt of FDA approval). In addition, the Company is eligible to receive a potential milestone payment from Astellas associated with the Company’s initiation of the VIGOR-ALS open-label extension trial for tirasemtiv. Such milestone would be $30 million, provided, however, that the amount will be reduced to $15.0 million if (i) Astellas elects to pay such milestone payment at the time the trial commences (if prior to Astellas’ exercise of its option on tirasemtiv) or (ii) Astellas has exercised said option as of the time the trial commences. The Company will be responsible for the development costs of tirasemtiv during the option period, but if Astellas exercises the option after the defined review period following receipt of data from VITALITY-ALS, Astellas will at the time of option exercise reimburse the Company for a share of any additional costs incurred after such review period.

If Astellas exercises the option for tirasemtiv, the parties will share the future development costs of tirasemtiv in North America, Europe and certain other countries (with Cytokinetics bearing 75% of such shared costs and Astellas bearing 25% of such costs), and Astellas will be solely responsible for the development costs of tirasemtiv specific to its commercialization territory. Contingent upon the successful development of tirasemtiv, the Company may receive milestone payments up to $100.0 million for the initial indication and up to $50.0 million for each subsequent indication. If tirasemtiv is commercialized, Astellas will pay the Company royalties (at rates ranging from the mid-teens to twenty percent) on sales of tirasemtiv in Astellas’ territory, and the Company will pay Astellas royalties (at rates up to the mid-teens) on sales of tirasemtiv in the Company’s territory, in each case subject to various possible adjustments.

The Company concluded that the option to obtain the License on Tirasemtiv is a substantive option, and is therefore not considered a deliverable at the execution of the 2016 Amendment. The Company determined that the Tirasemtiv License Agreement is contingent upon the exercise of the Option on Tirasemtiv, and is therefore not effective during the periods presented, since the option has not been exercised as of the latest balance sheet date. In addition, the Company did evaluate the consideration set to be received for the License on Tirasemtiv in relation to the fair value of the License on Tirasemtiv, and determined that it was not being provided at a significant incremental discount.

The Company further determined that the Option Fee of $15.0 million was deemed to be a prepayment towards the License on Tirasemtiv, and therefore deferred revenue recognition either until the option is exercised, or until the option expires unexercised. If the option on tirasemtiv expires unexercised, the $15.0 million receipt would be added to the 2016 Amendment consideration, to be allocated to the units of accounting. The Option on Tirasemtiv expires, if not exercised by Astellas, following the receipt of the approval letter for tirasemtiv from the FDA.

Prior to Astellas’ exercise of the option, the Company will continue the development of tirasemtiv, including the VITALITY-ALS trial, at its own expense to support regulatory approval in the U.S., EU and certain other jurisdictions, and the Company has complete discretion to continue to conduct clinical trials, and will retain the final decision making authority on the development of tirasemtiv. Therefore, the Company concluded that there was no obligation related to any development services during the option period.

Addition of ALS as an Added Indication (CK-107and other fast skeletal activators)

In connection with the execution of the 2016 Amendment, the Company received a non-refundable upfront amendment fee of $35 million. In addition, the Company received the accelerated payment of a $15 million milestone for the initiation of the first Phase 2 clinical trial of CK-107 as the lead compound in ALS that was otherwise provided for in the 2014 Astellas Agreement, as if such milestone has been achieved upon the execution of the 2016 Amendment. The parties will share equally the costs of developing CK-107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-107 in ALS subject to a right to recoup the Company’s share of such costs plus a 100% premium by reducing future milestone and royalty payments to the Company and (ii) the Company may defer (but not eliminate) a portion of its co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. The Company has the right to co-fund its share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas. Cytokinetics will also receive approximately $44.2 million in additional sponsored research and development funding through 2018 which includes Astellas’ funding of Cytokinetics’ conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $39.1 million) as well as the continuing research collaboration (approximately $5.1 million).

Pursuant to the 2016 Amendment, the Company and Astellas will collaborate to develop CK-107 in ALS. Astellas will be primarily responsible for the development of CK-107 in ALS including the Phase 3 clinical trial efforts in ALS, but the Company will conduct the Phase 2 clinical trial of CK-107 in ALS. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of CK-107 and other fast skeletal regulatory activators in ALS.

The Company determined that the deliverables under the 2016 Amendment included (1) the ALS License, (2) CK-107 development services in ALS through Phase 2 activities (“ALS Development Services”), and (3) research services added (“Additional Research Services”). Deliverables that do not provide standalone value have been combined with other deliverables to form a unit of accounting that collectively has standalone value, with revenue being recognized on the combined unit of accounting, rather than the individual deliverables. There are no rights of return provisions for the delivered items in the Current Astellas Agreements.

The Company considered the 2016 Amendment to be a modification of the 2014 Astellas Agreement. The remaining deliverables under the 2014 Astellas Agreement are: (1) the SMA license; (2) Research Services in connection with the Research Plan (through 2016); and (3) SMA Development Services in connection with the Development Plan. The Company evaluated the components and consideration of the 2016 Amendment against other Phase 2 collaboration arrangements, and determined that the new 2016 deliverables had standalone value and are delivered at fair value. Therefore no reallocation of consideration to the 2014 deliverables was performed.

The Company concluded that there are two units of accounting; the ALS License, and the Additional Research Services and ALS Development Services (“Research and ALS Development Services”). The Company also determined that the ALS License has standalone value since (1) Astellas received a worldwide license for ALS, to perform further research in the field of ALS, to develop and use CK-107 to make, have make, sell or otherwise commercialize CK-107 in ALS; (2) Astellas has the right to sublicense the rights to CK-107 in ALS to a third party; and (3) Astellas has the technical capabilities to advance further development on CK-107 in ALS, without the continued involvement of the Company.

Arrangement Consideration under the 2016 Amendment related to CK-107 and research is comprised of the following (in millions):

Arrangement Consideration
Amendment Fee	$35.0
Accelerated milestone payment	15.0

Total Upfront Consideration	50.0
Additional Research Services	5.1
ALS Development Services	39.1

Total Committed Consideration	44.2

Total Consideration	$94.2

The Company allocated the $50.0 million in upfront consideration along with the $44.2 million in committed research and development consideration, among the two units of accounting, on a relative fair value basis, using the best estimated selling price (“BESP”). The BESP of the ALS License was determined using a discounted cash flow, risk adjusted for probability of success; while the BESP of the research and development services were determined using estimated research and development cost, included in the research and development programs approved by Astellas. Based on this allocation of consideration, the Company stands to recognize $74.9 million in license revenue and $19.3 in research and development revenue, under the 2016 Amendment. Since the upfront consideration of $50 million is less than the allocated consideration of the ALS License, the Company will recognize $50 million in license revenue on the Amendment Effective Date, in September 2016, and record the remaining $24.9 million as an allocation from research and development services, when those services are performed.

Allocation of arrangement consideration, and revenue recognition (in millions):

	Allocated Consideration	Upfront Revenue Recognition	Revenue Recognition over Performance Period
Units of Accounting:
ALS License	$74.9	$50.0	$24.9
Research and ALS Development Services	19.3	—	19.3

Total consideration	$94.2	$50.0	$44.2

During the three and nine months ended September 30, 2016, the Company recorded $50.0 million in license revenue under the 2016 Amendment.

The Company will recognize the research and development services using the proportional performance model over the initial development term, through the completion of the ALS Development Services. Pursuant to the 2016 Amendment, the Company receives payment for research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs.

During the three and nine months ended September 30, 2016, the Company recorded no research and development revenue from Astellas, under the 2016 Amendment.

The Company believes that each of the milestones related to research under the Current Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance and each milestone will result in additional payments to the Company. During the three and nine months ended September 30, 2016, the Company recorded $2.0 million in milestone revenue for research under this agreement, related to the initiation of IND-enabling studies for a fast skeletal muscle activator. The Company is eligible to receive up to $2.0 million in research milestone payments under the collaboration for each future potential drug candidate.

The achievement of each of the late stage development milestones and the commercialization milestones are dependent solely upon the results of Astellas’ development activities and therefore these milestones were not deemed to be substantive.

Under the Current Astellas Agreement, additional research and early and late state development milestone payments which are based on various research and clinical milestones, including the initiation of certain clinical studies, the submission for approval of a drug candidate to certain regulatory authorities for marketing approval and the commercial launch of collaboration products could total over $600.0 million, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million related to CK-2127107 in each of SMA, ALS and other neuromuscular indications. Additionally, $200.0 million in commercial milestones could be received under the 2014 Astellas Agreement provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could become due.

In the event Astellas commercializes any collaboration products, the Company will receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. Under the Current Astellas Agreement, Cytokinetics retains an option to co-promote collaboration products containing fast skeletal muscle activators for neuromuscular indications in the U.S., Canada and Europe, in addition to its option to co-promote other collaboration products in the U.S. and Canada as provided for in the Original Astellas Agreement. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities.

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
License Revenues from Related Parties	$53,033	$4,132	$58,956	$8,787
Research and development revenues with related parties:
Reimbursement of internal costs	1,448	1,552	5,173	4,082
Reimbursement of other costs	1,508	1,636	4,361	4,121
Research and development milestone fees	2,000	—	2,000	—

Total research and development revenue with related parties from Astellas	4,956	3,188	11,534	8,203

Total Revenue from Astellas	$57,989	$7,320	$70,490	$16,990

Related party accounts receivable from Astellas were as follows (in thousands):

	September 30, 2016	December 31, 2015
Related party accounts receivable — Astellas	$67,000	$—

At September 30, 2016 and December 31, 2015, the Company had $26.1 million and $20.4 million, respectively, of deferred revenue under the Current Astellas Agreement, reflecting the unrecognized portion of the license revenue, option fee and payment of expenses.

Note 5 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds and U.S. Treasury securities	$30,300	$—	$—	$30,300

Short-term investments — U.S. Treasury securities	$48,281	$28	$—	$48,309	10/2016-9/2017

Long-term investments — Equity and U.S. Treasury securities	$7,512	$225	$—	$7,737	10/2017-2/2018

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$63,136	$—	$—	$63,136

Short-term investments — U.S. Treasury securities	$46,395	$1	$(30)	$46,366	2/2016-8/2016

Long-term investments — Equity securities	$—	$179	$—	$179

At September 30, 2016 there were no investments that had been in a continuous unrealized loss position for 12 months or longer. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from October 1, 2016 through October 27, 2016 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest income	$114	$38	$282	$114

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

Financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2016
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market funds	$30,300	$—	$—	$30,300
U.S. Treasury securities	55,824	—	—	55,824
Equity securities	222	—	—	222

Total	$86,346	$—	$—	$86,346

Amounts included in:
Cash and cash equivalents	$30,300	$—	$—	$30,300
Short-term investments	48,309	—	—	48,309
Long-term investments	7,737	—	—	7,737

Total	$86,346	$—	$—	$86,346

	December 31, 2015
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market funds	$63,136	$—	$—	$63,136
U.S. Treasury securities	46,366	—	—	46,366
Equity securities	179	—	—	179

Total	$109,681	$—	$—	$109,681

Amounts included in:
Cash and cash equivalents	$63,136	$—	$—	$63,136
Short-term investments	46,366	—	—	46,366
Long-term investments	179	—	—	179

Total	$109,681	$—	$—	$109,681

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of September 30, 2016 and December 31, 2015, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Long Term Debt:

As of September 30, 2016 and December 31, 2015, the fair value of the long-term debt, payable in installments through year ended 2020, approximated its carrying value of $29.7 million and $14.6 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

Note 7 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Accrued liabilities:
Clinical and preclinical costs	$9,952	$3,513
General and administrative costs	2,349	392
Bonus	2,876	2,720
Payroll related costs	1,991	1,464
Other accrued expenses	615	332

	$17,783	$8,421

Note 8 — Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	September 30, 2016	December 31 2015
Notes payable, gross	$30,000	$15,000
Less: Unamortized debt discount	(522)	(389)
Accretion of final payment fee	264	28

Carrying value of notes payable	$29,742	$14,639

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

The Company drew down $15.0 million in funds under the Loan Agreement in October 2015 at the time of the first draw down, and at that time, could at its sole discretion draw down an additional $25.0 million under the Loan Agreement in two term loans, provided certain specified conditions stipulated in the Loan Agreement are met preceding those draws. During February 2016, the Company drew down an additional $15.0 million in funds under the Loan Agreement and issued warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share under the second term loan. As of September 30, 2016, there were 133,474 warrants outstanding and exercisable. As of September 30, 2016 the Company has received $29.8 million from this loan and security agreement, net of issuance cost. The Company can at its sole discretion draw down an additional $10.0 million under the Loan Agreement from the Lenders, at any time prior to March 31, 2017, subject to the Company’s satisfaction of specified conditions precedent related to the earlier of (i) the occurrence of an equity event as described in the Loan Agreement, or (ii) specified results from the Company’s VITALITY-ALS Phase 3 trial of tirasemtiv, each as specified in the Loan Agreement.

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

In accordance with the accounting guidance, the Company allocated a portion of the gross proceeds from each draw down under the Loan Agreement to the underlying warrants, using the relative fair value method. This resulted in the allocation of $0.6 million of the draw down proceeds to the warrants, which was accounted for as debt discount. Debt discount is being amortized over the term of the debt, and recorded in interest expense in the statement of operations. The fair value of the warrants was determined using the Black-Scholes pricing model.

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

The Company recorded interest expense related to the long term debt of $0.7 million and $2.0 million for the three and nine months ended September 30, 2016. Included in interest expense for this period was interest on principal, amortization of the debt discount and debt issuance costs, and the accretion of the final payment fee. For the three and nine months ended September 30, 2016, the effective interest rate on the amounts borrowed under the Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 9.3%. No interest expense was recorded during the three and nine months ended September 30, 2015.

Future minimum payments under the Loan, as of September 30, 2016 are as follows (in thousands):

Remainder of 2016	$575
2017	4,768
2018	11,743
2019	10,982
2020	8,938

Total minimum payments	37,006
Less: Interest and final payment	(7,006)

Notes payable, gross	$30,000

Note 9 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity.

In the first three and nine months of 2016 and 2015, the Company recorded insignificant amounts of unrealized gains (losses) in available-for-sale securities in accumulated other comprehensive loss, and did not reclassify any unrealized gains on investments from accumulated other comprehensive income into net loss.

Warrants

As of September 30, 2016, the Company had warrants outstanding to purchase 4.3 million shares of the Company’s common stock.

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

In October 2015, warrants to purchase 65,189 shares of the Company’s common stock at an exercise price of $6.90 per share were issued in accordance with the Loan Agreement. Refer to Note 8 “Long-Term Debt”, for further details regarding the Loan Agreement.

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

In August 2016, warrants to purchase 104,533 shares of the Company’s common stock at an exercise price of $5.28 per share were cash exercised in accordance with the June 2012 public offerings underwriting agreements.

In September 2016, the Company issued 690,580 shares of common stock related to cashless exercises of warrants in accordance with the June 2012 public offerings.

Outstanding warrants as of September 30, 2016 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued 6/25/2012	4,168,914	$5.28	06/25/17
Issued 10/19/2015	65,189	$6.90	10/19/20
Issued 02/10/2016	68,285	$6.59	02/10/21

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

Sales of the Company’s common stock through Cantor Fitzgerald, if any, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by the Company and Cantor Fitzgerald. Subject to the terms and conditions of the Cantor Fitzgerald Agreement, Cantor Fitzgerald will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). The Company is not obligated to make any sales of common stock under the Cantor Fitzgerald Agreement. The offering of shares of common stock pursuant to the Cantor Fitzgerald Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Cantor Fitzgerald Agreement or (2) termination of the Cantor Fitzgerald Agreement. The Cantor Fitzgerald Agreement may be terminated by Cantor Fitzgerald at any time upon ten days notice to the Company or may be terminated by the Company at any time upon five days notice to Cantor Fitzgerald, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business. The Company will pay Cantor Fitzgerald a commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through Cantor Fitzgerald under the Cantor Fitzgerald Agreement. The Company has also provided Cantor Fitzgerald with customary indemnification and contribution rights. Through December 31, 2015, 808,193 shares have been issued through Cantor Fitzgerald under the Cantor Fitzgerald Agreement for total net proceeds of approximately $8.7 million. During the nine months ended September 30, 2016, no additional shares have been issued under the Cantor Fitzgerald Agreement.

Equity Incentive Plan

Total employee stock-based compensation expenses were $1.9 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively and $5.3 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Stock Options

Activity under the 2004 Equity Incentive Plan, for the nine months ended September 30, 2016, was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2015	2,816,010	4,078,159	$10.94
Options granted	(1,415,875)	1,415,875	7.03
Options exercised	—	(55,341)	6.44
Options forfeited/expired	246,649	(246,649)	24.83
Restricted stock units granted	(47,000)	—
Restricted stock units forfeited	8,500	—

Balance at September 30, 2016	1,608,284	5,192,044	$9.26

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2016 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2015	71,752	$8.49
Restricted stock units granted	47,000	6.67
Restricted stock units released	(45,750)	8.69
Restricted stock units forfeited	(8,500)	7.20

Unvested restricted stock units outstanding at September 30, 2016	64,502	$7.19

Restricted stock activities were limited to non-executive employees for the nine months ended September 30, 2016.

Restricted Stock Units that Contain Performance Conditions

Performance stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Performance stock units outstanding at December 31, 2015	685,000	$7.00
Restricted stock units granted	—	—
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—

Unvested restricted stock units outstanding at September 30, 2016	685,000	$7.00

As of September 30, 2016, all these performance stock units remain unvested.

Note 10 — Interest and Other Income, Net

Interest and other income, net for the three and nine months ended September 30, 2016 and for the three and nine months ended September 30, 2015 primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 11 — Commitments and Contingencies

Commitments

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. During March 2016, the Company amended the lease agreement to include certain additional operating expenses, related to the replacement of two boilers. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense was $0.9 million and $0.8 million, respectively, for the three months ended September 30, 2016 and 2015, and $2.6 and $2.5 million, respectively, for the nine months ended September 30, 2016 and 2015.

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

In December 2014, the Company filed a lawsuit alleging fraudulent inducement, breach of contract and negligence on the part of a contract research organization for the BENEFIT-ALS clinical trial. The Company was seeking monetary damages. On June 7, 2016 the Company entered into a settlement agreement with the contract research organization for $4.5 million. The Company received payment related to the settlement agreement in July 2016 and the full settlement amount was classified as a reduction of R&D expense in June 2016.

Note 12 — Income Taxes

During the three and nine months ended September 30, 2016 and 2015, the Company did not record a provision for income taxes because it expected to generate a net operating loss for the year ending December 31, 2016 and 2015, respectively.

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

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and tax credits to offset future taxable income. The Company has performed a Section 382 analysis as of September 30, 2016 and does not believe that it has experienced an ownership change since 2006. A portion of the Company’s existing NOLs and tax credits are subject to limitations arising from previous ownership changes. Future changes in the Company’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2016;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, Amgen Inc. and Astellas Pharma Inc. (“Astellas”), including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;

•	the results from the clinical trials, the non-clinical studies and chemistry, manufacturing, and controls (CMC) of our drug candidates and other compounds, and the significance and utility of such results;

•	anticipated interactions with regulatory authorities;

•	the further development of tirasemtiv for the potential treatment of amyotrophic lateral sclerosis (ALS);

•	the expected acceptability by regulatory authorities of the effects of tirasemtiv on slow vital capacity or other measures of clinical benefit related to respiratory function in patients with ALS as Phase 3 clinical trial endpoints to support the registration of tirasemtiv as a treatment for ALS;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	the advancement of omecamtiv mecarbil into Phase 3 clinical development;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments and other obligations under loan and lease agreements

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected timing for recognition of compensation cost related to unvested stock options; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•	further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•	the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities may not accept effects on respiratory function, including slow vital capacity, as an appropriate clinical trial endpoints to support the registration of tirasemtiv for the treatment of ALS;

•	Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and related compounds, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and related compounds;

•	Astellas’ decisions with respect to the timing, design and conduct of research and development activities for CK-2127107 and other skeletal muscle activators, including decisions to postpone or discontinue research or development activities relating to CK-2127107 and other skeletal muscle activators, as well as Astellas’ decisions with respect to its option to enter into a global collaboration for the development and commercialization of tirasemtiv;

•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our receipt of funds and access to other resources under our current or future strategic alliances;

•	difficulties or delays in the development, testing, manufacturing or commercialization of our drug candidates;

•	difficulties or delays, or slower than anticipated patient enrollment in our or partners’ clinical trials;

•	difficulties or delays in the manufacture and supply of clinical trial materials;

•	failure by our contract research organizations, contract manufacturing organizations and other vendors to properly fulfill their obligations or otherwise perform as expected;

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may limit the commercial potential of our drug candidates;

•	difficulties or delays in achieving market access and reimbursement for our drug candidates and the potential impacts of health care reform;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;

•	potential infringement or misuse by us of the intellectual property rights of third parties;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	accrual information provided by our contract research organizations and other vendors;

•	potential ownership changes under Internal Revenue Code Section 382; and

•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

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

Our drug candidates currently in clinical development are our skeletal muscle activators tirasemtiv and CK-2127107, and our cardiac muscle activator omecamtiv mecarbil. Tirasemtiv is being evaluated for the potential treatment of ALS. CK-2127107 is being evaluated for the potential treatment of spinal muscle atrophy (“SMA”) and chronic obstructive pulmonary disease (“COPD”) and for potential use in other indications associated with muscle weakness (including ALS) under a strategic alliance with Astellas established in June 2013 and expanded in December 2014 and July 2016. Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006.

Muscle Contractility Programs

Skeletal Muscle Contractility Program

Tirasemtiv is our lead drug candidate from this program. We retain exclusive rights to tirasemtiv, subject to Astellas’ exercise of its option for a license to tirasemtiv (see “Astellas’ Option on Tirasemtiv” below). We conducted a Phase 2 clinical development program for tirasemtiv, and we started a Phase 3 clinical development program for this drug candidate in patients with ALS in July 2015. In collaboration with Astellas, we are also developing another drug candidate from this program, CK-2127107, for potential indications associated with muscle weakness. We started a Phase 2 clinical trial for CK-2127107 in patients with SMA in December 2015. Astellas, in collaboration with Cytokinetics, started a Phase 2 clinical trial of CK-2127107 in patients with chronic obstructive pulmonary disease in June 2016. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv.

Tirasemtiv (formerly known as CK-2017357), is a fast skeletal muscle troponin activator. Cytokinetics is developing this drug candidate for the potential treatment of ALS, and in July 2016, we entered into an agreement with Astellas (the “2016 Amendment”) to expand our collaboration on research, development and commercialization of skeletal muscle activators under the Amended and Restated License and Collaboration Agreement with Astellas (the “2014 Astellas Agreement”). The 2016 Amendment was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and became effective on September 26, 2016, the date of such clearance. Under the 2016 Amendment, we granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv. If Astellas exercises the option, Astellas will receive exclusive worldwide commercialization rights outside of our commercialization territory in North America, Europe and other select countries.

We conducted a Phase 2 clinical trials program for tirasemtiv, including a Phase 2b clinical trial in patients with ALS, known as BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS). Based on the results of BENEFIT-ALS, we started VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS) in July 2015. Tirasemtiv has been granted orphan drug designation and fast track status by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for the potential treatment of ALS.

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

In August 2016, we announced the completion of patient enrollment in VITALITY-ALS, enrolling over 700 patients in 81 centers in eleven countries. We convened the second Data Monitoring Committee Meeting for VITALITY-ALS to review unblinded safety and efficacy data; and the Committee recommended continuing the trial without modifications to the protocol.

In March 2016, we announced a research collaboration with Origent Data Sciences, Inc. (“Origent”) to refine and prospectively validate an Origent computer model to predict the course of ALS disease progression leveraging data from Cytokinetics’ clinical trials of tirasemtiv. Funded by Origent’s receipt of a grant from The ALS Association, this joint research program will enable the first prospective validation of the predictive model in a clinical trial setting. Previously, the Origent models predicting both function and survival of ALS patients have been validated using their internal and retrospective external datasets.

In the second quarter of 2016, the manuscript, “A randomized, placebo-controlled, double-blind phase IIb trial evaluating the safety and efficacy of tirasemtiv in patients with amyotrophic lateral sclerosis,” was published in the Amyotrophic Lateral Sclerosis and Frontotemporal Degeneration journal.

Astellas’ Option on Tirasemtiv

In connection with the execution of the 2016 Amendment, we received a $15.0 million non-refundable option fee for the grant of the option on tirasemtiv, in October 2016. Prior to Astellas’ exercise of the option, we will continue to conduct the Phase 3 development program of tirasemtiv, including the Phase 3 clinical trial for tirasemtiv in patients with ALS known as VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS), at our own expense to support regulatory approval in the U.S., EU and certain other jurisdictions, and we will retain the final decision making authority on the development of tirasemtiv. If Astellas exercises the option, we will grant Astellas an exclusive license to develop and commercialize tirasemtiv (“License on Tirasemtiv”) outside our commercialization territory of North America, Europe and other select countries (“Cytokinetics’ Territory”) under a Tirasemtiv License and Collaboration Agreement (“Tirasemtiv License Agreement”). Each party would be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory.

If Astellas exercises its option for a global collaboration for the development and commercialization of tirasemtiv, we will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from the VITALITY-ALS trial) to $80.0 million (if exercise occurs following receipt of FDA approval). In addition, we are eligible to receive a potential milestone payment from Astellas associated with our initiation of the VIGOR-ALS open-label extension trial for tirasemtiv. Such milestone would be $30.0 million; provided, however, that the amount will be reduced to $15 million if (i) Astellas elects to pay such milestone payment at the time the trial commences (if prior to Astellas’ exercise of its option on tirasemtiv) or (ii) Astellas has exercised said option as of the time the trial commences. We will be responsible for the development costs of tirasemtiv during the option period, but if Astellas’ exercises the option after the defined review period following receipt of data from VITALITY-ALS, Astellas will at the time of option exercise reimburse us for a share of any additional costs incurred after such review period.

If Astellas exercises the option for tirasemtiv, the parties will share the future development costs of tirasemtiv in North America, Europe and certain other countries (with Cytokinetics bearing 75% of such shared costs and Astellas bearing 25% of such costs) and Astellas will be solely responsible for the development costs of tirasemtiv specific to its commercialization territory. Contingent upon the successful development of tirasemtiv, we may receive milestone payments up to $100.0 million for the initial indication and up to $50.0 million for each subsequent indication. If tirasemtiv is commercialized, Astellas will pay us royalties (at rates ranging from the mid-teens to twenty percent) on sales of tirasemtiv in Astellas’ Territory, and we will pay Astellas royalties (at rates up to the mid-teens) on sales of tirasemtiv in the Cytokinetics Territory, in each case subject to various possible adjustments.

The Company concluded that the option to obtain the License on Tirasemtiv is a substantive option, and is therefore not considered a deliverable at the execution of the 2016 agreement. The Company determined that the Tirasemtiv License Agreement is contingent upon the exercise of the Option on Tirasemtiv, and is therefore not effective during the periods presented, since the option has not been exercised as of the latest balance sheet date. In addition, the Company did evaluate the consideration set to be received for the License on Tirasemtiv in relation to the fair value of the License on Tirasemtiv, and determined that it was not being provided at a significant incremental discount.

The Company further determined that the Option Fee of $15 million was deemed to be a prepayment towards the License on Tirasemtiv, and therefore deferred revenue recognition either until the option is exercised, or until the option expires unexercised, at which point the $15 million receipt would be added to the 2016 Amendment consideration, to be allocated to the units of accounting. The Option on Tirasemtiv expires following the receipt of the approval letter from tirasemtiv from the FDA.

Refer to Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements, for the accounting treatment, including the allocation of consideration to the units of accounting, and the revenue recognition of License Revenue and Research and Development Revenue, under the 2016 Amendment.

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

On July 27, 2016, the Company and Astellas entered into the 2016 Amendment to expand their collaboration on the research, development and commercialization of skeletal muscle activators under the 2014 Astellas Agreement (as amended, the “Current Astellas Agreement”) including an expansion of the collaboration with Astellas to include the development of CK-2127107 (“CK-107”), a next-generation fast skeletal troponin activator, for the potential treatment of ALS, as well as the possible development in ALS of other fast skeletal regulatory activators licensed to Astellas under the 2014 Astellas Agreement. The 2016 Amendment also extends the existing joint research program focused on the discovery of additional next-generation skeletal muscle activators through 2017, including sponsored research at Cytokinetics. Finally, under the 2016 Amendment, the Company granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv (“Option on Tirasemtiv”), as discussed above.

The 2016 Amendment was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and became effective on the date of such clearance, on September 26, 2016 (the “Amendment Effective Date”).

Addition of ALS as an Added Indication (CK-107and other fast skeletal activators)

In connection with the execution of the 2016 Amendment, the Company received a non-refundable upfront amendment fee of $35 million. In addition, the Company received the accelerated payment of a $15 million milestone for the initiation of the first Phase 2 clinical trial of CK-107 as the lead compound in ALS that was otherwise provided for in the 2014 Astellas Agreement, as if such milestone has been achieved upon the execution of the 2016 Amendment. The parties will share equally the costs of developing CK-107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-107 in ALS subject to a right to recoup the Company’s share of such costs plus a 100% premium by reducing future milestone and royalty payments to the Company and (ii) the Company may defer (but not eliminate) a portion of its co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. The Company has the right to co-fund its share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas. Cytokinetics will also receive approximately $44.2 million in additional sponsored research and development funding through 2018 which includes Astellas’ funding of Cytokinetics’ conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $39.1 million) as well as the continuing research collaboration (approximately $5.1 million).

Pursuant to the 2016 Amendment, the Company and Astellas will collaborate to develop CK-107 in ALS. Astellas will be primarily responsible for the development of CK-107 in ALS, but the Company will conduct the Phase 2 clinical trial of CK-107 in ALS and will share in the operational responsibility for later clinical trials. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of CK-107 and other fast skeletal regulatory activators in ALS.

The Company determined that the deliverables under the Amendment included (1) the ALS License, (2) ALS Development Services through 2018, and (3) Research Services through 2017. Deliverables that do not provide standalone value have been combined with other deliverables to form a unit of accounting that collectively has standalone value, with revenue being recognized on the combined unit of accounting, rather than the individual deliverables. There are no rights of return provisions for the delivered items in the Astellas agreements.

The Company considered the 2016 Amendment to be a modification of the 2014 Astellas Agreement. The remaining deliverables under the 2014 Astellas Agreement are: (1) the SMA license; (2) Research Services in connection with the Research Plan (through 2016); and (3) SMA Development Services in connection with the Development Plan. The Company evaluated the components and consideration of the 2016 Amendment against other Phase 2 collaboration out license arrangements, and determined that the new 2016 deliverables had standalone value and are delivered at fair value. Therefore no reallocation of consideration to the 2014 deliverables was required.

The Company concluded that there are two units of accounting; the ALS License and the Research and Development services. The Company also determined that the ALS License has standalone value since (1) Astellas received a worldwide license for ALS, to perform further research in the field of ALS, to develop and use CK-107 to make, have make, sell or otherwise commercialize CK-107 in ALS; (2) Astellas has the right to sublicense the rights to CK-107 in ALS to a third party; and (3) Astellas has the technical capabilities to advance further development on CK-107 in ALS, without the continued involvement of the Company.

Refer to Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements, for the accounting treatment, including the allocation of consideration to the units of accounting, and the revenue recognition of License Revenue and Research and Development Revenue, under the 2016 Amendment.

During the three and nine months ended September 30, 2016, the Company recorded $50.0 million in license revenue under the 2016 Amendment.

During the three and nine months ended September 30, 2016, the Company recorded no research and development revenue from Astellas, under the 2016 Amendment.

2014 Astellas Agreement

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

Refer to Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements, for the accounting treatment, including the revenue recognition of research and early development milestone, under the Current Agreement.

During the three and nine months ended September 30, 2016, the Company recorded $2.0 million in milestone revenue for research under this agreement, related to the initiation of IND-enabling studies for a fast skeletal muscle activator. During the three and nine months ended September 30, 2015, the Company recorded no milestone revenue for research under this agreement. The Company is eligible to receive up to $2.0 million in research milestone payments under the collaboration for each future potential drug candidate. Cytokinetics retains an option to conduct early-stage development for certain agreed indications at its initial expense, subject to reimbursement if development continues under the collaboration. Under the 2014 Astellas Agreement, Cytokinetics also retains an option to co-promote collaboration products containing fast skeletal muscle activators for neuromuscular indications in the U.S., Canada and Europe, in addition to its option to co-promote other collaboration products in the U.S. and Canada as provided for in the Original Astellas Agreement. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities. Under the 2014 Astellas Agreement, Astellas has exclusive rights to co-develop and commercialize CK-2127107 and other fast skeletal troponin activators in SMA and potentially other indications and other novel mechanism skeletal muscle activators in all indications, subject to certain Cytokinetics’ development and commercialization rights. Cytokinetics may co-promote and conduct certain commercial activities in the U.S., Canada and Europe under agreed scenarios.

Cytokinetics received an upfront payment of $30.0 million in connection with the execution of the 2014 Astellas Agreement. Also, in conjunction with the execution of the 2014 Astellas Agreement, we also entered into a common stock purchase agreement which provided for the sale of 2,040,816 shares of our common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million, which was received in December 2014. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to our common stock. Concurrently, Cytokinetics earned a $15.0 million milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. Cytokinetics is also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the three years of the collaboration following through 2017.

During the three months ended September 30, 2016 and 2015, the Company recorded $3.0 million and $4.1 million, respectively, in license revenue based on the proportional performance model under the 2014 Astellas Agreement. During the nine months ended September 30, 2016 and 2015, the Company recorded $9.0 million and $6.5 million, respectively, in license revenue based on the proportional performance model under the 2014 Astellas Agreement. As of September 30, 2016, $11.1 million license revenue remains deferred under the 2014 Astellas Agreement. Pursuant to the 2014 Astellas Agreement, the Company recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. The Company is eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the three years of the collaboration through 2017. During the three months ended September 30, 2016 and 2015, the Company recorded research and development revenue from Astellas of $3.0 million and $3.0 million, respectively, under the 2014 Astellas Agreement. During the nine months ended September 30, 2016 and 2015, the Company recorded research and development revenue from Astellas of $9.5 million and $4.8 million, respectively, under the 2014 Astellas Agreement.

Under the Current Astellas Agreement, based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA, ALS and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the 2014 Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

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

During the third quarter of 2016, we continued enrollment of the Phase 2 clinical trial of CK-2127107 in patients with SMA, in collaboration with Astellas. We expect to complete enrollment of cohort 1 of our Phase 2 trial of CK-2127107 in patients with SMA in the fourth quarter of 2016.

In June 2016, Astellas, in collaboration with Cytokinetics, started a Phase 2 clinical trial of CK-2127107 in patients with chronic obstructive pulmonary disease. Astellas is conducting this randomized, double-blind, placebo controlled two period crossover clinical trial designed to assess the effect of CK-2127107 on physical function in patients with COPD. The trial is expected to enroll approximately 40 patients in the United States and is designed to assess the effect of CK-2127107 compared to placebo on exercise tolerance. Additionally, the trial will assess the cardiopulmonary and neuromuscular effect of CK-2127107 relative to placebo and the effect of CK-2127107 on resting spirometry relative to placebo. The safety, tolerability and pharmacokinetics of CK-2127107 also will be assessed. We expect Astellas to complete enrollment in a Phase 2 clinical trial of CK-2127107 in patients with COPD in 2017.

Ongoing Research in Skeletal Muscle Activators.

Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal muscle troponin activators to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere. We are conducting a joint research program with Astellas directed to the discovery of next-generation skeletal muscle activators. Under the Current Astellas Agreement, the joint research program will continue in 2017 and Astellas will reimburse us for certain research activities. We advanced a next-generation skeletal muscle activator into IND-enabling studies in 2016 and earned a $2.0 million milestone.

Cardiac Muscle Contractility Program

Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both for use in the hospital setting and for use in the outpatient setting. During the quarter, we participated with Amgen in regulatory meetings with the FDA, EMA and Health Canada intended to inform the design of a Phase 3 development program for omecamtiv mecarbil. We also conducted various clinical, non-clinical, chemistry, manufacturing, and controls (CMC), and planning activities in collaboration with Amgen to support the potential advancement of omecamtiv mecarbil into a Phase 3 development program. In September 2016, we announced Amgen’s decision to advance omecamtiv mecarbil into Phase 3 clinical development with a cardiovascular outcomes clinical trial expected to initiate in the fourth quarter of 2016. We are continuing our joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program in 2016.

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

Under the Amgen Agreement, as amended, the Company is eligible to receive over $350.0 million in development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. These clinical milestones include an approximately $27.0 million milestone relating to the start of GALACTIC-HF. The Company is also eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. In addition, we are eligible to receive royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding Phase 3 development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If we elect to co-fund such costs, we would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

In July 2013, Amgen announced that it had granted an option to commercialize omecamtiv mecarbil in Europe to Servier, with Cytokinetics’ consent, pursuant to an Option, License and Collaboration Agreement (the “Servier Agreement”). The option and related commercialization sublicense to Servier, is subject to the terms and conditions of the Amgen Agreement.

In August 2016, we entered into a Letter Agreement with Amgen and Servier (the “Letter Agreement”), which (i) expands the territory of the sublicense to Servier to include specified countries in the Commonwealth of Independent States (“CIS”) and (ii) provides that, if Amgen’s rights under the Amgen Agreement, as amended, are terminated with respect to the territory of such sublicense, the sublicensed rights previously granted by Amgen to Servier under the Servier Agreement will remain in effect and become a direct license or sublicense of such rights by us to Servier, on substantially the same terms as set forth in the Servier Agreement, including but not limited to Servier’s payment of its share of agreed development costs and future milestone and royalty payments to us. The Letter Agreement does not otherwise modify our rights and obligations under the Amgen Agreement, as amended, or create any additional financial obligations of Cytokinetics, unless we otherwise agrees in writing. Amgen remains responsible for the performance of its obligations under the Amgen Agreement, as amended, relating to Europe and the CIS, including the payment of milestones and royalties relating to the development and commercialization of omecamtiv mecarbil in Europe and the CIS.

In September 2016, Amgen and Servier announced Servier’s decision to exercise its option to commercialize omecamtiv mecarbil in Europe as well as the CIS, including Russia.

We recorded reimbursement of sponsored research and development activities in connection with our strategic alliance with Amgen of $0.6 million and $0.6 million, respectively in the three months ended September 30, 2016 and 2015, and $1.8 million and $1.9 million, respectively in the nine months ended September, 2016 and 2015. See Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements, for a further discussion of our revenue recognition policy under our agreement with Amgen.

Omecamtiv Mecarbil Clinical Development

Omecamtiv mecarbil has been the subject of an extensive Phase 1 and Phase 2 clinical trials program. In November 2015, we announced the results of COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure), the last Phase 2 trial of omecamtiv mecarbil completed prior to the decision to advance this drug candidate to Phase 3 clinical development. COSMIC-HF was designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction and its effects on echocardiographic measures of cardiac function. An intravenous formulation of omecamtiv mecarbil was studied in a Phase 2b clinical trial known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), which was designed to evaluate the safety and efficacy of omecamtiv mecarbil in patients with left ventricular systolic dysfunction who are hospitalized with acute heart failure.

Phase 2 Clinical Development Program

COSMIC-HF. COSMIC-HF was a Phase 2, double-blind, randomized, placebo-controlled, multicenter, clinical trial designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction as well as its effects on echocardiographic measures of cardiac function. COSMIC-HF was conducted by Amgen in collaboration with Cytokinetics. The trial began with two dose escalation cohorts of 40 patients each, randomized 1:1:1:1 to placebo or one of three different modified release oral formulations of omecamtiv mecarbil for seven days. The dose of omecamtiv mecarbil in the first of these two dose escalation cohorts was 25 mg twice daily; in the second, it was 50 mg twice daily. The purpose of the dose escalation cohorts was to select one of the three modified release oral formulations of omecamtiv mecarbil for further evaluation in a larger group of patients treated for a longer period of time.

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

During 2016, we participated with Amgen in regulatory meetings with the FDA, EMA and Health Canada intended to inform design of a potential Phase 3 development program for omecamtiv mecarbil. We also conducted various clinical; non-clinical; chemistry, manufacturing, and controls (CMC), and planning activities in collaboration with Amgen to support the potential advancement of omecamtiv mecarbil into a Phase 3 development program. In September 2016, we announced Amgen’s decision to advance omecamtiv mecarbil into Phase 3 clinical development with a cardiovascular outcomes clinical trial expected to initiate in the fourth quarter of 2016. As part of the Phase 3 clinical trials program, Cytokinetics and Amgen are also planning a potential exercise performance/cardiac function clinical trial to be conducted by Cytokinetics. Amgen will be responsible for reimbursing us for the out-of-pocket development costs associated with this clinical trial.

In September 2016, additional results from COSMIC-HF were presented in a Rapid Fire Abstract Session at the Hart Failure Society of America Scientific Meeting in Orlando, Florida. The results showed that omecamtiv mecarbil may improve symptoms in patients with moderate to severe heart failure symptoms versus placebo after 20 weeks of double-blind treatment, as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score (TSS), one of the sub-domains of a self-administered questionnaire that measures quality-of-life in patients with heart failure. At week 20, the TSS was increased (with increases in the score reflecting improvement) in a dose-related fashion, with a 4.9 point improvement in the PK-guided dose titration group (p=0.03). This improvement was greater among patients who were moderately to severely symptomatic at baseline, with the largest magnitude in the PK-guided dose titration treatment group (6.5, p=0.09). Patients who were asymptomatic or mildly symptomatic had modest improvements in the TSS.

Ongoing Research in Cardiac Muscle Contractility

We are continuing our joint research program with Amgen directed to next-generation compounds in our cardiac muscle contractility program in 2016. Under the Amgen Agreement, Amgen reimburses us for certain research activities we perform.

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

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2016 and 2015, respectively, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	September 30, 2016	September 30, 2015	Increase (Decrease)
Research and development revenues from related parties	$5,573	$3,786	$1,787	$13,383	$10,087	$3,296
Research and development, grant and other revenues	441	27	414	930	27	903

License revenues from related parties	53,033	4,132	48,901	58,956	8,787	50,169

Total revenues	$59,047	$7,945	$51,102	$73,269	$18,901	$54,368

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Astellas and Amgen. Research and development revenue for the third quarter of 2016 and 2015 included research and development revenues from Astellas of $5.0 million and $3.2 million, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents, reimbursements of research and development expenses, and research and development milestone fees; and research and development revenues from Amgen of $0.6 million and $0.6 million, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents. Research and development revenue for the first nine months of 2016 and 2015 included research and development revenues from Astellas of $11.5 million and $8.2 million, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents, and other research and development expenses; and research and development revenues from Amgen of $1.8 million and $1.9 million, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents. The increase in research and development revenues from related parties for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily due to the timing of research and development activities under the Astellas collaboration agreement.

Research and development, grant and other revenues in the third quarter and in the first nine months of 2016, consisted of $0.3 million and $0.8 million, respectively, of research and development revenues from our collaboration with The ALS Association (“ALSA”). In July 2015, we were awarded a $1.5 million grant from ALSA (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS.

License revenues from related parties refers to license revenues from our strategic alliance with Astellas. License revenues from related parties for the third quarter of 2016 and 2015 were $53.0 million and $4.1 million, respectively, and primarily consisted of the recognition of the $50.0 million upfront license fee received from Astellas under the 2016 Amendment, using the proportional performance model. License revenues from related parties for the first nine months of 2016 and 2015 were $59.0 million and $8.8 million, respectively, and consisted of the recognition of the $50.0 million upfront license fee received from Astellas under the 2016 Amendment, using the proportional performance model. The increase in license revenue from related parties for the third quarter of 2016, compared to the same period in 2015, and the increase in license revenues from related parties for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily due to the license revenue associated with the expansion of the Astellas collaboration agreement, which was effective in September 2016. Refer to Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements, for the accounting treatment, including the allocation of consideration to the units of accounting, and the revenue recognition of License Revenue and Research and Development Revenue, under the 2016 Amendment.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2016 and 2015, respectively, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	September 30, 2016	September 30, 2015	Increase (Decrease)
Research and development expenses	$19,340	$11,557	$7,783	$42,596	$33,149	$9,447

The increase in research and development expenses for the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to an increase of $6.6 million in outsourced preclinical and clinical costs mainly associated with the ongoing VITALITY-ALS and CK-2127107 trials, and an increase of $1.1 million in personnel related expenses due to increased headcount costs and increased non-cash stock compensation expense.

The increase in research and development expenses for the first nine months of 2016, compared to the same period in 2015, was primarily due to an increase of $9.5 million in outsourced clinical costs, an increase of $3.5 million in personnel related expenses due to increased headcount and increased non-cash stock compensation expense, partially offset by a decrease of $3.6 million in outsourced preclinical costs mainly associated with clinical manufacturing activities. The increase in outsourced clinical costs comprised of an increase of $14.0 million in outsourced clinical costs mainly associated with the ongoing VITALITY-ALS and CK-2127107 trials, offset by a $4.5 million litigation settlement in June 2016 from a contract research organization for our BENEFIT-ALS clinical trial which was concluded in 2014.

The following presents our research and development expenses by program for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	September 30, 2016	September 30, 2015	Increase (Decrease)
Skeletal muscle contractility	$17,007	$8,956	$8,051	$34,623	$25,326	$9,297
Cardiac muscle contractility	1,844	1,498	346	5,947	4,385	1,562
All other research programs	489	1,103	(614)	2,026	3,438	(1,412)

Total research and development expenses	$19,340	$11,557	$7,783	$42,596	$33,149	$9,447

From a program perspective, the increase in research and development spending for the third quarter of 2016, compared to the same period in 2015, was primarily due to increased spending of $8.1 million for our skeletal muscle contractility program, which included the clinical program for tirasemtiv for the treatment of ALS, and the clinical programs for CK-2127107 under our collaboration with Astellas, and increased spending of $0.3 million for our cardiac muscle contractility program, partially offset by decreased spending of $0.6 million for our other research programs. The $8.1 million increase in our skeletal muscle contractility program spending mainly comprised of an increase of $6.8 million in research and development spending associated with tirasemtiv for the treatment of ALS and an increase of $1.2 million in research and development spending associated with CK-2127107, respectively.

From a program perspective, the increase in research and development spending for the first nine months of 2016, compared to the same period in 2015, was primarily due to increased spending of $9.3 million for our skeletal muscle contractility program, which included the clinical program for tirasemtiv for the treatment of ALS, and the clinical programs for CK-2127107 under our collaboration with Astellas, and increased spending of $1.6 million for our cardiac muscle contractility program, partially offset by decreased spending of $1.4 million for our other research programs. The $9.3 million increase in our skeletal muscle contractility program spending mainly comprised of an increase of $11.8 million in research and development spending associated with the tirasemtiv for the treatment of ALS, and an increase of $2.3 million in research and development spending associated with CK-2127107, respectively, partially offset by a $4.5 million litigation settlement in June 2016 from a contract research organization for our BENEFIT-ALS clinical trial which was concluded in 2014.

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

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2016 and 2015, respectively, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	September 30, 2016	September 30, 2015	Increase (Decrease)
General and Administrative expenses	$7,217	$5,276	$1,941	$21,149	$14,138	$7,011

The increase in general and administrative expenses in the third quarter of 2016, compared to the same period in 2015, was primarily due to an increase of $1.3 million in personnel related expenses due to increased headcount and increased non-cash stock compensation expense, an increase of $0.4 million in outsourced costs mainly related to commercial development and information technology, and an increase of $0.2 million in corporate and patent legal fees.

The increase in general and administrative expenses in the first nine months of 2016, compared to the same period in 2015, was primarily due to increased spending of $3.3 million in personnel related expenses due to increased headcount and increased non-cash stock compensation expense, an increase of $1.9 million in outsourced costs related to commercial development, grants and sponsorships, and accounting and finance, and an increase of $1.6 million in corporate and patent legal fees.

We anticipate that general and administrative expenses in 2016 will increase significantly compared to 2015, mainly due to increased headcount.

Interest Expense

Interest expense increased in the third quarter of 2016 and for the first nine months of 2016, compared to the same periods in 2015, due to interest expense related to the long-term debt obligations which commenced in fourth quarter 2015.

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

Liquidity and Capital Resources

From August 5, 1997, our date of inception, through September 30, 2016, we funded our operations through the sale of equity securities, non-equity payments from collaborators, long term debt, capital equipment financings, grants and interest income. Due to our substantial research and development expenditures, we have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. As of September 30, 2016, we had available cash, cash equivalents and investments of $86.3 million.

Original Astellas Agreement

In June 2013, we entered into the Original Astellas Agreement (see Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements). In July 2013, we received an upfront non-refundable license payment of $16.0 million in connection with the execution of the Original Astellas Agreement. Pursuant to that agreement we were eligible to potentially receive over $24.0 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, the agreement also provided for payments for the achievement of pre-specified milestones relating to the joint research and development program. During the three months and nine months ended September 30, 2016 and 2015, the Company recognized no revenues for milestones achieved under the Original Astellas Agreement. The $15.0 million milestone payment which was paid in January 2015 was recognized in 2014.

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

We are eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the three years of the collaboration through 2017. In addition, we may also receive payments for the achievement of pre-specified milestones relating to the 2014 Astellas Agreement.

Based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA, ALS and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the 2014 Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics also holds an option to co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial launch and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

2016 Astellas Amendment (Inclusion of ALS as an Added Indication and Option on Tirasemtiv)

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

The 2016 Amendment was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and beacame effective on September 26, 2016, the date of such clearance.

In connection with the execution of the 2016 Amendment, we received a $15.0 million non-refundable option fee for the grant of the option on tirasemtiv. Prior to Astellas’ exercise of the option, we will continue the development of tirasemtiv, including the VITALITY-ALS trial, at our own expense to support regulatory approval in the U.S., EU and certain other jurisdictions and will retain the final decision making authority on the development of tirasemtiv. If Astellas exercises the option, we will grant Astellas an exclusive license to develop and commercialize tirasemtiv outside Cytokinetics’ own commercialization territory of North America, Europe and other select countries. Each party would be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory.

Also in connection with the execution of the 2016 Amendment, we received a non-refundable upfront amendment fee of $35.0 million. We also received the accelerated payment of a $15.0 million milestone payment for the initiation of the first Phase 2 clinical trial of CK-2127107 as the lead compound in ALS that was otherwise provide for in the 2014 Astellas Agreement, as if such milestone has been achieved upon the execution of the 2016 Amendment. The parties will share equally the costs of developing CK-2127107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS, subject to a right to recoup Cytokinetics’ share of such costs plus a 100% premium by reducing future milestone and royalty payments to Cytokinetics, and (ii) Cytokinetics may defer (but not eliminate) a portion of its co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. Cytokinetics has the right to co-fund its share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas. We are also eligible to potentially receive approximately $44.2 million in additional sponsored research and development funding through 2018 which includes Astellas’ funding of Cytokinetics’ conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $39.1 million) as well as the continuing research collaboration (approximately $5.1 million).

If Astellas exercises its option for a global collaboration for the development and commercialization of tirasemtiv, Cytokinetics will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from the VITALITY-ALS trial) to $80.0 million (if exercise occurs following receipt of FDA approval). In addition, we are eligible to receive a potential milestone payment from Astellas associated with Cytokinetics’ initiation of the VIGOR-ALS open-label extension trial for tirasemtiv. Such milestone would be $30.0 million; provided, however, that the amount will be reduced to $15.0 million if (i) Astellas elects to pay such milestone payment at the time the trial commences (if prior to Astellas’ exercise of its option on tirasemtiv) or (ii) Astellas has exercised said option as of the time the trial commences. Cytokinetics will be responsible for the development costs of tirasemtiv during the option period, but if Astellas’ exercises the option after the defined review period following receipt of data from VITALITY-ALS, Astellas will at the time of option exercise reimburse Cytokinetics for a share of any additional costs incurred after such review period.

If Astellas exercises the option for tirasemtiv, the parties will share the future development costs of tirasemtiv in North America, Europe and certain other countries (with Cytokinetics bearing 75% of such shared costs and Astellas bearing 25% of such costs), and Astellas will be solely responsible for the development costs of tirasemtiv specific to its commercialization territory. Contingent upon the successful development of tirasemtiv, we may receive milestone payments up to $100.0 million for the initial indication and up to $50.0 million for each subsequent indication. If tirasemtiv is commercialized, Astellas will pay us royalties (at rates ranging from the mid-teens to twenty percent) on sales of tirasemtiv in Astellas’ territory, and we will pay Astellas royalties (at rates up to the mid-teens) on sales of tirasemtiv in our commercialization territory, in each case subject to various possible adjustments.

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

Cantor Fitzgerald

On September 4, 2015, we entered into a $40.0 million Controlled Equity Offering Sales Agreement (“CE Offering”) with Cantor Fitzgerald & Co., pursuant to which we issue and sold, through September 30, 2016, 808,193 shares for total net proceeds of approximately $8.7 million. As of September 30, 2016, $31.3 million remains available to us under the September 2015 Registration Statement.

Warrants issued in June 2012 Public Offerings

On June 20, 2012, we entered into underwriting agreements for two separate, concurrent offerings of our securities (the “June 2012 Public Offerings”). The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable until June 25, 2017. In August 2016, warrants to purchase 104,533 shares of our common stock at an exercise price of $5.28 per share were exercised in accordance with the June 2012 Public Offerings underwriting agreements. In September 2016, we issued 690,580 shares of common stock related to cashless exercise of warrants. As of September 30, 2016, warrants to purchase 4,168,914 shares of our common stock were outstanding and exercisable.

October 2015 Loan Agreement

On October 19, 2015 and February 10, 2016, we entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford,”) as the collateral agent and a lender, and Silicon Valley Bank (“SVB,”) as a lender (Oxford and SVB collectively the “Lenders”) to fund our working capital and other general corporate needs, for Term A and Term B, respectively. We can, in our sole discretion, draw down an additional $10.0 million under the Loan Agreement from the Lenders, at any time prior to March 31, 2017, subject to Cytokinetics’ satisfaction of specified conditions precedent related to the earlier of (i) the occurrence of an equity even as described in the Loan Agreement, or (ii) specified results from the Company’s VITALITY-ALS Phase 3 trial of tirasemtiv, each as specified in the Loan Agreement. As of September 30, 2016 we received $29.8 million from these loan and security agreements for Term A and Term B, net of issuance cost. See Note 8, “Long-Term Debt” of the Notes to Consolidated Financial Statements for further details.

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $86.3 million at September 30, 2016, compared to $111.6 million at December 31, 2015. The decrease of $25.3 million was primarily due to cash used in operating activities of $40.8 million, partially offset by net proceeds of $15.0 million received from long-term debt.

Net cash used in operating activities was $40.8 million for the nine months ended September 30, 2016 and was largely due to the ongoing research and development activities, and general and administrative spend to support those activities. The net income of $7.8 million for the nine months ended September 30, 2016 included non-cash stock based compensation of $5.3 million. At September 30, 2016, deferred revenue of $26.1 million related to the deferral of revenue for Astellas based on the proportional performance model; and related party accounts receivable included $65 million that was received from Astellas in October 2016, related to the 2016 Astellas Amendment.

Net cash used in investing activities was $10.1 million for the first nine months of 2016 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $9.4 million.

Net cash provided by financing activities was $16.2 million for the first nine months of 2016 and primarily consisted of net proceeds received of $15.0 million from long-term debt.

Shelf Registration Statements.

In November 2013 we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allowed us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. As of September 30, 2016, $109.7 million remains available to us under the December 2013 Shelf. The specific terms of offerings, if any, under the December 2013 Shelf will be established at the time of such offerings.

As of September 30, 2016, our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Remainder of 2016	2017-2018	2019-2020	Beyond	Total
Long-term debt (1)	$—	$12,500	$17,500	$—	$30,000
Interest obligation on long-term debt (2)	575	4,011	2,420	—	7,006
Operating lease obligations (3)	949	5,563	—	—	6,512

Total obligations	$1,524	$22,074	$19,920	$—	$43,518

(1)	For further discussion regarding long-term debt, see Note 8, “Long-Term Debt” of the Notes to Consolidated Financial Statements.
(2)	Interest obligation on long-term debt has been calculated based on the interest rate applicable as of September 30, 2016.
(3)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

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

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the initiation, progress, timing, scope and completion of preclinical research, non-clinical development, chemistry, manufacturing, and controls (CMC), and clinical trials for our drug candidates and other compounds;

•	the time and costs involved in obtaining regulatory approvals;

•	delays that may be caused by requirements of regulatory agencies;

•	Amgen’s decisions with regard to funding of development and commercialization of omecamtiv mecarbil or other compounds for the potential treatment of heart failure under our collaboration;

•	Astellas’ decisions with regard to funding of development and commercialization of CK-2127107 or other skeletal muscle activators under our collaboration;

•	our level of funding for the development of current or future drug candidates;

•	the number of drug candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our potential drugs;

•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;

•	our plans or ability to engage third party manufacturers for our drug candidates and potential drugs;

•	our plans or ability to build or access sales and marketing capabilities and to achieve market acceptance for potential drugs;

•	the expansion and advancement of our research programs;

•	the hiring of additional employees and consultants;

•	the expansion of our facilities;

•	the acquisition of technologies, products and other business opportunities that require financial commitments; and

•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We have incurred an accumulated deficit of $526.9 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

On or around June 7, 2016, the Company, Pharm-Olam, and Datatrak entered into a Settlement Agreement and Mutual Waiver and General Release of All Claims in the California Lawsuit, thereby resolving all disputes among the parties. The Settlement Agreement includes no admission of liability or wrongdoing by any party. The Court granted the parties’ joint request for dismissal with prejudice on July 11, 2016. Refer to Note 11, “Commitments and Contingencies” in the Notes to the Unaudited Condensed Consolidated Financial Statements and the settlement agreement in June 2016.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical development are tirasemtiv for the potential treatment of ALS, CK-2127107 for the potential treatment of SMA, COPD, ALS and potentially other neuromuscular and non-neuromuscular indications associated with muscle weakness and omecamtiv mecarbil for the potential treatment of heart failure. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

The conventional standard for granting marketing authorization of a new investigational medicine is the demonstration of safety and efficacy in two large, well-controlled Phase 3 clinical trials. The Phase 3 trial of tirasemtiv in ALS that we are currently conducting will be the first Phase 3 trial of this drug candidate. In the case of diseases with high unmet medical need, such as ALS, regulatory authorities may exercise their discretion to approve a new pharmaceutical on the basis of a single outcomes trial (sometimes subject to the conduct of subsequent confirmatory trial(s)). However, this is always within the judgment of the regulatory authorities and is dependent on their assessment of the degree of success achieved in the clinical trial as balanced by the potential risks associated with treatment. In addition, the design of the VITALITY-ALS Phase 3 clinical may not provide conclusive data on the most safe and effective dose of tirasemtiv in patients with ALS that meets the satisfaction of regulatory authorities, thereby requiring us to conduct another Phase 3 trial. Even if our first Phase 3 trial of tirasemtiv shows positive results and provides all necessary data to determine appropriate dosing, regulatory authorities may nonetheless require us to successfully conduct one or more additional Phase 3 clinical trials prior to receiving marketing authorization, which would be expensive, time consuming and uncertain.

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

Under our strategic alliance, Amgen holds an exclusive worldwide license to our drug candidate omecamtiv mecarbil. As a result, Amgen is responsible for the development and obtaining and maintaining regulatory approval of omecamtiv mecarbil for the potential treatment of heart failure worldwide.

While we announced in September 2016 that Amgen was advancing omecamtiv mecarbil into Phase 3 clinical development, we do not control the development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the development of omecamtiv mecarbil. Amgen is responsible for filing future applications with the FDA and other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of marketing approvals issued by the FDA or other regulatory authorities for omecamtiv mecarbil, subject to Servier’s exclusive rights for the commercialization of omecamtiv mecarbil in Europe, as well as the CIS, including Russia. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America if we exercise our option to co-fund Phase 3 development costs of omecamtiv mecarbil under the collaboration and subject to Servier’s exclusive rights for the commercialization of omecamtiv mecarbil in Europe, as well as the CIS, including Russia. However, we cannot control whether Amgen will devote sufficient attention and resources to the development of omecamtiv mecarbil or will proceed in an expeditious manner, even if we do exercise our option to co-fund the development of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve omecamtiv mecarbil, Amgen or Servier may elect not to proceed with the commercialization of the resulting drug in one or more countries.

If the results of one or more clinical trials with omecamtiv mecarbil do not meet Amgen’s expectations at any time, Amgen may elect to terminate further development of omecamtiv mecarbil or certain of the potential clinical trials for omecamtiv mecarbil, even if the actual number of patients treated at that time is relatively small. In addition, Amgen generally has discretion to elect whether to pursue or abandon the development of omecamtiv mecarbil and may terminate our strategic alliance for any reason upon six months prior notice. With our consent, Amgen granted Servier an option to commercialize omecamtiv mecarbil in Europe and the CIS, including Russia, which Servier decided to exercise. In August 2016, we entered into a letter agreement with Amgen and Servier, which provides that if Amgen’s rights to omecamtiv mecarbil are terminated with respect to the territory subject to Servier’s sublicense, the sublicensed rights previously granted by Amgen to Servier with respect to omecamtiv mecarbil in Europe and the CIS, including Russia, will remain in effect and become a direct license or sublicense of such rights by us to Servier, on substantially the same terms as those in the Option, License and Collaboration Agreement between Amgen and Servier. If Amgen abandons omecamtiv mecarbil, it would result in a delay in or could prevent us from commercializing omecamtiv mecarbil, and would delay and could prevent us from obtaining revenues for this drug candidate. In addition, we would be required to provide Servier with a direct license or sublicense and the rights to commercialize omecamtiv mecarbil in Europe and the CIS, including Russia on terms that were not negotiated by us. There can be no assurance that we would be able to negotiate and enter into a definitive agreement with Servier on terms favorable or acceptable to us, or at all.

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

If the results of one or more clinical trials with CK-2127107 do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of CK-2127107 or certain of the potential clinical trials for CK-2127107, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of CK-2127107. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the strategic alliance’s research term, which will expire December 31, 2017. If Astellas abandons CK-2127107, it would result in a delay in or could prevent us from further developing or commercializing CK-2127107, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Astellas, which may delay or cause the termination of any CK-2127107 clinical trials, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of CK-2127107 does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to CK-2127107. If Astellas abandons development of CK-2127107 prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of CK-2127107 or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of CK-2127107 ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

To the extent we elect to fund the development of a drug candidate, such as tirasemtiv, CK-2127107, or omecamtiv mecarbil, or the commercialization of a drug at our expense, we will need substantial additional funding.

The discovery, development and commercialization of new drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate, such as tirasemtiv, CK-2127107 or omecamtiv mecarbil, or the commercialization of a drug, we will need to raise additional capital to:

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Following our conduct of the early development of CK-2127107, including the ongoing Phase 2 clinical trial in patients with SMA, Astellas will assume primary responsibility to conduct the manufacturing for the ongoing development of CK-2127107 worldwide. For tirasemtiv, we rely on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials, as well as other materials required for the conduct of our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required for the conduct of our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

To date, our drug candidates have been manufactured in quantities adequate for preclinical studies and early through late-stage clinical trials. In order to conduct larger scale clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture some drug candidates in larger quantities. We may not be able to successfully increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully scale-up manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drugs may be delayed or there may be a shortage in supply, which could significantly harm our business. In addition, data demonstrating the stability of both drug substance and drug product using the commercial manufacturing process and at commercial scale are required for marketing applications. Failure to produce drug substance and drug products in a timely manner and obtain stability data could result in delay of submission of marketing applications.

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

We own, or hold exclusive licenses to, a number of U.S. and foreign patents and patent applications directed to our drug candidates, compounds and research technologies. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and use, and our technologies. Our ability to protect our drug candidates, compounds and technologies from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. If our issued patents and patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates, including tirasemtiv, CK-2127107 and omecamtiv mecarbil, we or our licensees would not be able to exclude others from developing or commercializing these drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage.

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

Inventions discovered under our current or future strategic alliance agreements may become jointly owned by our strategic partners and us in some cases, and the exclusive property of one of us in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention or whether it is jointly owned, and disputes could arise regarding ownership or use of those inventions. These disputes could be costly and time-consuming, and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and clinical investigators generally have contractual rights to publish data arising from their work. Publications by our research collaborators and clinical investigators relating to our research and development programs, either with or without our consent, could benefit our current or potential competitors, and may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Neuraltus Pharmaceuticals, Inc., which is developing NP001; Ionis Pharmaceuticals, Inc., (in collaboration with Biogen, Inc.), which is developing Ionis-SOD1Rx; AB Science, which is developing masitinib; Mitsubishi Tanabe Pharma Corporation, which is developing Radicut (edaravone); Eisai Co. Ltd., which is developing mecobalamin; Orion Pharma (UK) Ltd., which is developing levosimendan; Genervon Biopharmaceuticals, LLC, which is developing GM604; Q Therapeutics, which is developing Q Cells; Genentech, Inc., which is developing GCD-0134; MediciNova, Inc. which is developing ibudilast, Edison Pharma which is developing EPI-589, and VM BioPharm which is developing VM202. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. Tirasemtiv may also compete with Rilutek (riluzole), manufactured by Sanofi and several generics manufacturers including Apotex Corp., Glenmark Generics, and Sun Pharmaceuticals.

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

All of our facilities and our important documents and records, such as hard and electronic copies of our laboratory books and records for our drug candidates and compounds and our electronic business records, are located in our corporate headquarters at a single location in South San Francisco, California near active earthquake zones. If a natural disaster, such as an earthquake or flood, a catastrophic event such as a disease pandemic or terrorist attack, or a localized extended outage of critical utilities or transportation systems occurs, we could experience a significant business interruption. Our partners and other third parties on which we rely may also be subject to business interruptions from such events. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

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

As of October 27, 2016, our executive officers, directors and their affiliates beneficially owned or controlled approximately 10.4% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of October 27, 2016, there were 4,302,388 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.33 per share, 5,192,044 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $9.26 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

Ownership changes may limit our ability to use our net operating losses and tax credits in the future.

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. We have performed a Section 382 analysis as of September 30, 2016 and do not believe that we have experienced an ownership change since 2006. A portion of our existing net operating losses and tax credits are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations. We intend to continue to monitor public filings made by third parties with the SEC to assess whether an ownership change under Section 382 has occurred. Our ability to accurately assess any such ownership change is limited by the timeliness and accuracy of these public filings.

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

Dated: November 3, 2016	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.4	Form of Common Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.4

4.5	Form of Preferred Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.5

4.6	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

*10.42	Amendment to the Amended and Restated License and Collaboration Agreement between the Company and Astellas Pharma Inc., dated July 27, 2016					X

*10.43	Letter of Agreement by and between the Company and Amgen Inc. and Les Laboratories Servier and Institut de Recherches Internationales Servier, dated August 29, 2016					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as requested by Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, as applicable.
(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.