Form 10-Q/A
period 2016-09-30
CYTOKINETICS INC
filed 2016-12-15
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 3, 2016 (the “Original Filing”), is being filed for the purpose of restating our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and corresponding financial data. As disclosed in our Form 8-K filed on December 12, 2016, the restatement is the result of an error in the accounting for the recognition of clinical research and development expenses.

Our management has determined that there was a design deficiency in our internal controls over financial reporting due to the existence of a material weakness that resulted in an error identified. As of September 30, 2016, due to the existence of this material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective, see Part I – Item 4 of this Form 10-Q/A for further information. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I – Item 4 included in this Form 10-Q/A.

For reasons discussed above, we are filing this Form 10-Q/A in order to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and restate corresponding financial data cited elsewhere in this Form 10-Q/A:

•	Part I, Item 1. Financial Statements (unaudited)

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

•	Part II, Item 1A. Risk Factors

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and our Chief Financial Officer dated as of the date of filing this Form 10-Q/A.

This Form 10-Q/A amends and restates in its entirety each section of the Original Filing impacted as a result of the restatement. Each section that has been restated is noted in Note 1 to the financial statements. This Form 10-Q/A has not been updated to reflect events occurring after November 3, 2016, the date of the Original Filing. Therefore, this Form 10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to November 3, 2016.

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	September 30, 2016	December 31, 2015
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$30,300	$65,076
Short-term investments	48,309	46,366
Related party accounts receivable	67,000	12
Prepaid and other current assets	2,575	1,653

Total current assets	148,184	113,107
Property and equipment, net	2,049	1,751
Long-term investments	7,737	179
Other assets	200	200

Total assets	$158,170	$115,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668	$2,238
Accrued liabilities	16,308	8,421
Deferred revenue, current	10,497	20,858
Short-term portion of deferred rent and interest payable	386	132

Total current liabilities	27,859	31,649
Long-term debt	29,742	14,639
Deferred revenue, non-current	15,635	—
Long-term portion of deferred rent	209	359

Total liabilities	73,445	46,647

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value:
Authorized: 81,500,000 shares;
Issued and outstanding: 40,516,892 shares at September 30, 2016 and 39,581,692 shares at December 31, 2015	41	40
Additional paid-in capital	609,880	603,145
Accumulated other comprehensive income	252	149
Accumulated deficit	(525,448)	(534,744)

Total stockholders’ equity	84,725	68,590

Total liabilities and stockholders’ equity	$158,170	$115,237

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(As Restated)		(As Restated)
Revenues:
Research and development revenues from related parties	$5,573	$3,786	$13,383	$10,087
Research and development, grant and other revenues	441	27	930	27
License revenues from related parties	53,033	4,132	58,956	8,787

Total revenues	59,047	7,945	73,269	18,901

Operating expenses:
Research and development	17,865	11,557	41,121	33,149
General and administrative	7,217	5,276	21,149	14,138

Total operating expenses	25,082	16,833	62,270	47,287

Operating income (loss)	33,965	(8,888)	10,999	(28,386)
Interest expense	(714)	—	(1,985)	—
Interest and other income, net	111	39	282	114

Net income (loss) before income taxes	33,362	(8,849)	9,296	(28,272)
Income tax benefit	—	—	—	—

Net income (loss)	$33,362	$(8,849)	$9,296	$(28,272)

Net income (loss) per share — basic	$0.84	$(0.23)	$0.23	$(0.73)

Net income (loss) per share — diluted	$0.77	$(0.23)	$0.22	$(0.73)

Weighted-average number of shares used in computing net income (loss) per share — basic	39,926	38,752	39,729	38,718

Weighted-average number of shares used in computing net income (loss) per share — diluted	43,217	38,752	42,247	38,718

Other comprehensive income:
Unrealized gains on available-for-sale securities, net	23	2	103	19

Comprehensive income (loss)	$33,385	$(8,847)	$9,399	$(28,253)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$9,296	$(28,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	517	438
Stock-based compensation	5,266	3,219
Non-cash interest expense	395	—
Loss on disposal of property and equipment	1	—
Gain on sale of investments	—	(1)
Changes in operating assets and liabilities:
Related party accounts receivable	(66,988)	46,598
Prepaid and other assets	(922)	(1,226)
Accounts payable	(1,334)	616
Accrued and other liabilities	7,647	1,341
Deferred revenue	5,275	(7,888)

Net cash provided by (used in) operating activities	(40,847)	14,825

Cash flows from investing activities:
Purchases of investments	(79,969)	(94,658)
Proceeds from sales and maturities of investments	70,572	85,668
Proceeds from sale of property and equipment	33	—
Purchases of property and equipment	(742)	(358)

Net cash used in investing activities	(10,106)	(9,348)

Cash flows from financing activities:
Proceeds from long term debt, net of debt discount and issuance costs	14,996	—
Proceeds (payments) from stock based award activities and warrants, net	1,181	270

Net cash provided by financing activities	16,177	270

Net increase (decrease) in cash and cash equivalents	(34,776)	5,747
Cash and cash equivalents, beginning of period	65,076	20,215

Cash and cash equivalents, end of period	$30,300	$25,962

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Basis of Presentation and Recently Issued Accounting Standards

Restatement of Condensed Consolidated Financial Statements

On December 9, 2016, the Audit Committee of the Board of Directors of the Company, after discussion with management and the Company’s independent registered public accountants determined that there was an error in the accounting of the recognition of clinical trial research and development expenses and related balance sheet accounts. The following is a summary of the restatement changes made to the financial statements previously filed as of and for the three and nine months ended September 30, 2016.

Condensed Consolidated Balance Sheet at September 30, 2016 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Accrued liabilities	$17,783	$(1,475)	$16,308
Total current liabilities	29,334	(1,475)	27,859
Total liabilities	74,920	(1,475)	73,445
Accumulated deficit	(526,923)	1,475	(525,448)
Total stockholders’ equity	83,250	1,475	84,725
Total liabilities and stockholders’ equity	158,170	—	158,170

Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended September 30, 2016 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Research and development	$19,340	$(1,475)	$17,865
Operating expenses	26,557	(1,475)	25,082
Operating income	32,490	1,475	33,965
Net income before income taxes	31,887	1,475	33,362
Net income	31,887	1,475	33,362
Net income per share — basic	0.80	0.04	0.84
Net income per share — diluted	0.74	0.03	0.77
Comprehensive income	31,910	1,475	33,385

Condensed Consolidated Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2016 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Research and development	$42,596	$(1,475)	$41,121
Operating expenses	63,745	(1,475)	62,270
Operating income	9,524	1,475	10,999
Net income before income taxes	7,821	1,475	9,296
Net income	7,821	1,475	9,296
Net income per share — basic	0.20	0.03	0.23
Net income per share — diluted	0.19	0.03	0.22
Comprehensive income	7,924	1,475	9,399

Overview

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a late stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions.

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $525.4 million since inception and there can be no assurance that the Company will attain consistent profitability. The Company had a net income of $9.3 million and net cash used in operations of $40.8 million for the nine months ended September 30, 2016. Cash, cash equivalents and investments decreased from $111.6 million at December 31, 2015 to $86.3 million at September 30, 2016. The Company anticipates that it will continue to have operating losses and net cash outflows in future periods.

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

Note 2 — Net Income (Loss) Per Share

The following is the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(As Restated)		(As Restated)
Net Income (loss)	$33,362	$(8,849)	$9,296	$(28,272)

Weighted-average shares used in computing net income (loss) per share — basic	39,926	38,752	39,729	38,718
Effect of dilutive securities:
Warrants	2,395	—	1,942	—
Employee stock options	622	—	376	—
Restricted stock options	266	—	196	—
Employee stock purchase plan	8	—	4	—

Dilutive potential common shares	3,291	—	2,518	—

Weighted-average shares used in computing net income (loss) per share — diluted	43,217	38,752	42,247	38,718

Net income (loss) per share — basic	$0.84	$(0.23)	$0.23	$(0.73)

Net income (loss) per share — diluted	$0.77	$(0.23)	$0.22	$(0.73)

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

Note 7 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	September 30,	December 31,
	2016	2015
	(As Restated)
Accrued liabilities:
Clinical and preclinical costs	$8,477	$3,513
General and administrative costs	2,349	392
Bonus	2,876	2,720
Payroll related costs	1,991	1,464
Other accrued expenses	615	332

	$16,308	$8,421

Note 8 — Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	September 30, 2016	December 31 2015
Notes payable, gross	$30,000	$15,000
Less: Unamortized debt discount	(522)	(389)
Accretion of final payment fee	264	28

Carrying value of notes payable	$29,742	$14,639

In October 2015, the Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) as the collateral agent and a lender, and Silicon Valley Bank (“SVB”) as a lender (Oxford and SVB collectively the “Lenders”) to fund its working capital and other general corporate needs. The Loan Agreement provided for (1) term loans of up to $40.0 million in aggregate, (2) warrants to purchase 65,189 shares of the Company’s common stock at an exercise price of $6.90 per share under the first term loan, and (3) additional warrants to purchase shares of the Company’s common stock to be based on the amount of the additional term loans and a price per share determined on the day of funding in accordance with the Grant Agreement, which is also the exercise price per share for the warrants.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2016;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

•	the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, Amgen Inc. and Astellas Pharma Inc. (“Astellas”), including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;

•	the results from the clinical trials, the non-clinical studies and chemistry, manufacturing, and controls (CMC) of our drug candidates and other compounds, and the significance and utility of such results;

•	anticipated interactions with regulatory authorities;

•	the further development of tirasemtiv for the potential treatment of amyotrophic lateral sclerosis (ALS);

•	the expected acceptability by regulatory authorities of the effects of tirasemtiv on slow vital capacity or other measures of clinical benefit related to respiratory function in patients with ALS as Phase 3 clinical trial endpoints to support the registration of tirasemtiv as a treatment for ALS;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	the advancement of omecamtiv mecarbil into Phase 3 clinical development;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	expected future sources of revenue and capital;

•	losses, costs, expenses and expenditures;

•	future payments and other obligations under loan and lease agreements

•	our ability to remediate the material weakness in our internal controls over financial reporting described in Part I – Item 4 of this Form 10-Q/A and our ability to maintain effective internal control and procedures in the future;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;

•	expected timing for recognition of compensation cost related to unvested stock options; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•	further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•	the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities may not accept effects on respiratory function, including slow vital capacity, as an appropriate clinical trial endpoints to support the registration of tirasemtiv for the treatment of ALS;

•	Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and related compounds, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and related compounds;

•	Astellas’ decisions with respect to the timing, design and conduct of research and development activities for CK-2127107 and other skeletal muscle activators, including decisions to postpone or discontinue research or development activities relating to CK-2127107 and other skeletal muscle activators, as well as Astellas’ decisions with respect to its option to enter into a global collaboration for the development and commercialization of tirasemtiv;

•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;

•	our ability to obtain additional financing on acceptable terms, if at all;

•	our receipt of funds and access to other resources under our current or future strategic alliances;

•	difficulties or delays in the development, testing, manufacturing or commercialization of our drug candidates;

•	difficulties or delays, or slower than anticipated patient enrollment in our or partners’ clinical trials;

•	difficulties or delays in the manufacture and supply of clinical trial materials;

•	failure by our contract research organizations, contract manufacturing organizations and other vendors to properly fulfill their obligations or otherwise perform as expected;

•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;

•	the possibility that the U.S. Food and Drug Administration (“FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture and sale of our products;

•	changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target that may limit the commercial potential of our drug candidates;

•	difficulties or delays in achieving market access and reimbursement for our drug candidates and the potential impacts of health care reform;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;

•	potential infringement or misuse by us of the intellectual property rights of third parties;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	accrual information provided by our contract research organizations and other vendors;

•	potential ownership changes under Internal Revenue Code Section 382; and

•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document. Such statements speak only as of the date of the Original Report, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was deemed to have been made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

When used in this report, unless otherwise indicated, “Cytokinetics,” “the Company,” “we,” “our” and “us” refers to Cytokinetics, Incorporated. CYTOKINETICS, and our logo used alone and with the mark CYTOKINETICS, are registered service marks and trademarks of Cytokinetics. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.

Overview

Restatement of Condensed Consolidated Financial Statements

On December 9, 2016, our Audit Committee of the Board of Directors of the Company, after discussion with management and the Company’s independent registered public accountants determined that there was an error in the accounting of the recognition of clinical trial research and development expenses and related balance sheet accounts. The following is a summary of the restatement changes made to the financial statements previously filed as of and for the three and nine months ended September 30, 2016.

Condensed Consolidated Balance Sheet at September 30, 2016 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Accrued liabilities	$17,783	$(1,475)	$16,308
Total current liabilities	29,334	(1,475)	27,859
Total liabilities	74,920	(1,475)	73,445
Accumulated deficit	(526,923)	1,475	(525,448)
Total stockholders’ equity	83,250	1,475	84,725
Total liabilities and stockholders’ equity	158,170	—	158,170

Condensed Consolidated Statement of Comprehensive Income (loss) for the three months ended September 30, 2016 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Research and development	$19,340	$(1,475)	$17,865
Operating expenses	26,557	(1,475)	25,082
Operating income	32,490	1,475	33,965
Net income before income taxes	31,887	1,475	33,362
Net income	31,887	1,475	33,362
Net income per share — basic	0.80	0.04	0.84
Net income per share — diluted	0.74	0.03	0.77
Comprehensive income	31,910	1,475	33,385

Condensed Consolidated Statement of Comprehensive Income (loss) for the nine months ended September 30, 2016 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Research and development	$42,596	$(1,475)	$41,121
Operating expenses	63,745	(1,475)	62,270
Operating income	9,524	1,475	10,999
Net income before income taxes	7,821	1,475	9,296
Net income	7,821	1,475	9,296
Net income per share — basic	0.20	0.03	0.23
Net income per share — diluted	0.19	0.03	0.22
Comprehensive income	7,924	1,475	9,399

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

Research and Development Expenses (As Restated)

Research and development expenses for the three and nine months ended September 30, 2016 and 2015, respectively, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	September 30, 2016	September 30, 2015	Increase (Decrease)
	(As Restated)		(As Restated)	(As Restated)		(As Restated)
Research and development expenses	$17,865	$11,557	$6,308	$41,121	$33,149	$7,972

The increase in research and development expenses for the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to an increase of $5.1 million in outsourced preclinical and clinical costs mainly associated with the ongoing VITALITY-ALS and CK-2127107 trials, and an increase of $1.1 million in personnel related expenses due to increased headcount costs and increased non-cash stock compensation expense.

The increase in research and development expenses for the first nine months of 2016, compared to the same period in 2015, was primarily due to an increase of $8.0 million in outsourced clinical costs, an increase of $3.5 million in personnel related expenses due to increased headcount and increased non-cash stock compensation expense, partially offset by a decrease of $3.6 million in outsourced preclinical costs mainly associated with clinical manufacturing activities. The increase in outsourced clinical costs comprised of an increase of $12.5 million in outsourced clinical costs mainly associated with the ongoing VITALITY-ALS and CK-2127107 trials, offset by a $4.5 million litigation settlement in June 2016 from a contract research organization for our BENEFIT-ALS clinical trial which was concluded in 2014.

The following presents our research and development expenses by program for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2016	September 30, 2015	Increase (Decrease)	September 30, 2016	September 30, 2015	Increase (Decrease)
	(As Restated)		(As Restated)	(As Restated)		(As Restated)
Skeletal muscle contractility	$15,532	$8,956	$6,576	$33,148	$25,326	$7,822
Cardiac muscle contractility	1,844	1,498	346	5,947	4,385	1,562
All other research programs	489	1,103	(614)	2,026	3,438	(1,412)

Total research and development expenses	$17,865	$11,557	$6,308	$41,121	$33,149	$7,972

From a program perspective, the increase in research and development spending for the third quarter of 2016, compared to the same period in 2015, was primarily due to increased spending of $6.6 million for our skeletal muscle contractility program, which included the clinical program for tirasemtiv for the treatment of ALS, and the clinical programs for CK-2127107 under our collaboration with Astellas, and increased spending of $0.3 million for our cardiac muscle contractility program, partially offset by decreased spending of $0.6 million for our other research programs. The $6.6 million increase in our skeletal muscle contractility program spending mainly comprised of an increase of $6.3 million in research and development spending associated with tirasemtiv for the treatment of ALS and an increase of $0.2 million in research and development spending associated with CK-2127107, respectively.

From a program perspective, the increase in research and development spending for the first nine months of 2016, compared to the same period in 2015, was primarily due to increased spending of $7.8 million for our skeletal muscle contractility program, which included the clinical program for tirasemtiv for the treatment of ALS, and the clinical programs for CK-2127107 under our collaboration with Astellas, and increased spending of $1.6 million for our cardiac muscle contractility program, partially offset by decreased spending of $1.4 million for our other research programs. The $7.8 million increase in our skeletal muscle contractility program spending mainly comprised of an increase of $11.3 million in research and development spending associated with the tirasemtiv for the treatment of ALS, and an increase of $1.3 million in research and development spending associated with CK-2127107, respectively, partially offset by a $4.5 million litigation settlement in June 2016 from a contract research organization for our BENEFIT-ALS clinical trial which was concluded in 2014.

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

Net cash used in operating activities was $40.8 million for the nine months ended September 30, 2016 and was largely due to the ongoing research and development activities, and general and administrative spend to support those activities. The net income of $9.3 million for the nine months ended September 30, 2016 included non-cash stock based compensation of $5.3 million. At September 30, 2016, deferred revenue of $26.1 million related to the deferral of revenue for Astellas based on the proportional performance model; and related party accounts receivable included $65 million that was received from Astellas in October 2016, related to the 2016 Astellas Amendment.

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

We have incurred an accumulated deficit of $525.4 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 3, 2016, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at a reasonable assurance level. Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016, because of the material weakness described below.

Material Weakness

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with the restatement of our condensed consolidated financial statements and revised management’s assessment of our disclosure controls and procedures as of September 30, 2016, we identified the following material weakness.

We did not maintain effective internal controls over the accounting for the completeness, accuracy and presentation and disclosure of clinical research and development expenses and related clinical accrual accounts due to a design deficiency in the review of clinical trial expenses incurred under our clinical research organization trial agreements, including in part, our review of information received from third party service providers that is used in the operation of this control. This material weakness resulted in the restatement of our clinical research and development expenses, related clinical accrual accounts and related financial disclosures as of and for the three and nine month periods ended September 30, 2016. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s Remediation Initiatives

Our management is committed to the planning and implementation of remediation to address this material weakness. These remediation efforts, summarized below, which is in the process of being implemented or are planned for implementation, are intended to address the identified material weakness and to enhance our overall financial control environment.

With the oversight of management and our Audit Committee, we plan to take steps intended to address the underlying causes of the material weakness in the immediate future, primarily through the following:

•	Process improvements: We have commenced the redesign of specific processes and controls associated with review of clinical trial expenses and related clinical accrual balance sheet accounts, including enhanced review procedures around monthly fluctuation analysis and additional review procedures on reports received from third party service providers.

(b) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. In the future, we may not complete our execution of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may result in additional material misstatements in our consolidated financial statements and may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. For example, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2016, because a material weakness existed in our internal control over financial reporting related to research and development expenses associated with the review of clinical trial expenses incurred under our clinical research organization trial agreements, including in part, our review of information received from third party service providers that is used in the operation of this control. If we are unable to remediate this material weakness, or other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we would receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline. In addition, because we have concluded that our internal control over financial reporting is not effective, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, or if our independent registered public accounting firm is unable to express an opinion or expresses an adverse opinion on the effectiveness of our internal controls in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

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

Dated: December 15, 2016	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.4	Form of Common Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.4

4.5	Form of Preferred Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.5

4.6	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

*10.42	Amendment to the Amended and Restated License and Collaboration Agreement between the Company and Astellas Pharma Inc., dated July 27, 2016	10-Q	000-50633	November 3, 2016	10.42

*10.43	Letter of Agreement by and between the Company and Amgen Inc. and Les Laboratories Servier and Institut de Recherches Internationales Servier, dated August 29, 2016	10-Q	000-50633	November 3, 2016	10.43

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1).					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as requested by Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, as applicable.
(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.