Form 10-Q/A
period 2016-09-30
CYTOKINETICS INC
filed 2017-01-20
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Cytokinetics, Incorporated (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 3, 2016 (the “Original Filing”). This Amendment is being filed solely to re-file Exhibit 10.42 to the Original Filing in response to comments received from the staff of the SEC relating to a confidential treatment request that the Company submitted with respect to Exhibit 10.42 to the Original Filing, and in connection therewith, to amend Part II, Item 6, of the Original Filing and the Exhibit Index to the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing (i.e., those events occurring after November 3, 2016) or modify or update those disclosures that may be affected by subsequent events.

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

ITEM 6.	EXHIBITS

A list of exhibits filed with this Quarterly Report on Form 10-Q/A or incorporated herein by reference is found in the Index to Exhibits immediately following the signature page of this report and is incorporated into this Item 6 by reference.

4

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 20, 2017	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

5

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	May 20, 2016	3.1

3.5	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Registration Rights Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	8-K	000-50633	January 3, 2007	10.7

4.3	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.4	Form of Common Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.4

4.5	Form of Preferred Stock Warrant and Warrant Certificate	S-3	333-192125	November 6, 2013	4.5

4.6	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

*10.42	Amendment to the Amended and Restated License and Collaboration Agreement between the Company and Astellas Pharma Inc., dated July 27, 2016					X

*10.43	Letter of Agreement by and between the Company and Amgen Inc. and Les Laboratories Servier and Institut de Recherches Internationales Servier, dated August 29, 2016	10-Q	000-50633	November 3, 2016	10.43

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1).	10-Q/A	000-50633	December 15, 2016	32.1

101.INS	XBRL Instance Document.	10-Q/A	000-50633	December 15, 2016	EX-101.INS

101.SCH	XBRL Taxonomy Extension Schema Document.	10-Q/A	000-50633	December 15, 2016	EX-101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q/A	000-50633	December 15, 2016	EX-101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q/A	000-50633	December 15, 2016	EX-101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-Q/A	000-50633	December 15, 2016	EX-101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q/A	000-50633	December 15, 2016	EX-101.PRE

*	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as requested by Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, as applicable.
(1)	This certification accompanies the Form 10-Q/A filed on December 15, 2016 to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q/A filed on December 15, 2016), irrespective of any general incorporation language contained in such filing.

6