Form 10-K
period 2016-12-31
CYTOKINETICS INC
filed 2017-03-06
CIK 1061983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $375.5 million, computed by reference to the last sales price of $9.49 as reported by the NASDAQ Market as of June 30, 2016. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 130,998 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 23, 2017 was 41,729,549 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

Year Ended December 31, 2016

PART I

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2017;

•	the sufficiency of existing resources to fund our operations for at least the next 12 months;

•	our capital requirements and needs for additional financing;

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

•

the results from the clinical trials, the non-clinical studies and chemistry, manufacturing, and controls (“CMC”) activities of our drug candidates and other compounds, and the significance and utility of such results;

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

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;

•	the advancement of omecamtiv mecarbil in Phase 3 clinical development;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;

•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;

•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;

•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;

•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;

•	the focus, scope and size of our research and development activities and programs;

•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;

•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;

•	future payments and other obligations under loan and lease agreements;

•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel; and

•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

further clinical development of tirasemtiv for the potential treatment of ALS will require significant additional funding and we may be unable to obtain such additional funding on acceptable terms, if at all;

•

the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities may not accept effects on respiratory function, including slow vital capacity, as appropriate clinical trial endpoints to support the registration of tirasemtiv for the treatment of ALS;

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

•	difficulties or delays in achieving market access and reimbursement for our drug candidates and the potential impacts of health care reform;

•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;

•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;

•	potential infringement or misuse by us of the intellectual property rights of third parties;

•	activities and decisions of, and market conditions affecting, current and future strategic partners;

•	accrual information provided by our contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other vendors;

•	potential ownership changes under Internal Revenue Code Section 382; and

•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

In addition, such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document. Such statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our lead drug candidate from our skeletal muscle contractility program, tirasemtiv (formerly known as CK-2017357), is a fast skeletal troponin activator. We retain exclusive rights to tirasemtiv, subject to Astellas’ exercise of its option for a license to tirasemtiv (“Option on Tirasemtiv” see “Astellas’ Option on Tirasemtiv” below). We conducted a Phase 2 clinical development program for tirasemtiv, including a Phase 2b clinical trial in patients with ALS, known as BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS). Based on the results of BENEFIT-ALS, we started a Phase 3 clinical development program for tirasemtiv in patients with ALS in July 2015 known as VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS). Tirasemtiv has been granted orphan drug designation and fast track status by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for the potential treatment of ALS.

We are also developing CK-2127107, a structurally distinct fast skeletal troponin activator, under a strategic alliance with Astellas. In June 2013, we executed a license and collaboration agreement with Astellas (the “Original Astellas Agreement”), that was amended and restated in December 2014 (the “2014 Astellas Agreement”) and further amended in 2016 (the “2016 Astellas Amendment”) collectively with the 2014 Astellas Agreement, the “Current Astellas Agreement.” The 2016 Astellas Amendment, which became effective in September 2016, expanded our collaboration to include the development of CK-2127107 for the potential treatment of ALS, as well as the possible development in ALS of other fast skeletal regulatory activators licensed to Astellas under the 2014 Astellas Agreement. The 2016 Astellas Amendment also extended the existing joint research program focused on the discovery of additional next-generation skeletal muscle activators through 2017, including sponsored research at Cytokinetics. Finally, under the 2016 Astellas Amendment, the Company granted Astellas the Option on Tirasemtiv, an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv.

Astellas holds an exclusive license to develop and commercialize CK-2127107 worldwide, subject to our development and commercialization participation rights. Under this strategic alliance, Cytokinetics conducted five Phase 1 clinical trials of CK-2127107 and started a Phase 2 clinical trial of CK-2127107 in patients with spinal muscular atrophy (SMA) in December 2015. CK-2127107 is also being evaluated for the potential use in other indications associated with muscle weakness. Astellas, in collaboration with Cytokinetics, started a Phase 2 clinical trial of CK-2127107 in patients with chronic obstructive pulmonary disease (“COPD”) in June 2016. We are also conducting joint research with Astellas directed to next-generation skeletal muscle activators. Further details regarding our strategic alliance with Astellas can be found below in Item 1 of this report under “Research and Development Programs — Skeletal Muscle Contractility Program — CK-2127107 and Other Skeletal Muscle Activators — Astellas Strategic Alliance.”

Our lead drug candidate from our cardiac muscle contractility program, omecamtiv mecarbil (formerly known as CK-1827452), is a novel cardiac muscle myosin activator that is being developed under a strategic alliance with Amgen. Amgen holds an exclusive, worldwide license to omecamtiv mecarbil and related compounds, subject to Cytokinetics’ specified development and commercialization rights. Amgen has also entered an alliance with Servier for exclusive commercialization rights in Europe as well as the Commonwealth of Independent States (“CIS”), including Russia. Servier contributes funding for development and provides strategic support to the program.

Omecamtiv mecarbil has been the subject of an extensive Phase 1 and Phase 2 clinical trials program. An intravenous formulation of omecamtiv mecarbil was studied in a Phase 2b clinical trial known as ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure), which was designed to evaluate the safety and efficacy of omecamtiv mecarbil in patients with left ventricular systolic dysfunction who are hospitalized with acute heart failure. In October 2015, we announced the results of COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure), the last planned Phase 2 trial of omecamtiv mecarbil to be completed prior to the decision regarding the advancement of this drug candidate to Phase 3. COSMIC-HF was designed to assess the pharmacokinetics and tolerability of omecamtiv mecarbil dosed orally in patients with heart failure and left ventricular systolic dysfunction and its effects on echocardiographic measures of cardiac function. In December 2016, we announced the activation of the first trial site for a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil conducted by Amgen, GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure). Cytokinetics and Amgen are also planning a potential exercise performance/cardiac function clinical trial to be conducted by Cytokinetics; Amgen will be responsible for reimbursing us for the out-of-pocket development costs associated with this clinical trial. Further details regarding our strategic alliance with Amgen can be found below in Item 1 of this report under “Research and Development Programs — Cardiac Muscle Contractility Program — Amgen Strategic Alliance.”

All of our drug candidates have demonstrated evidence of potentially clinically relevant pharmacodynamic activity in humans. In 2017, we expect to continue to focus on translating the observed pharmacodynamic activity of these compounds into potentially meaningful clinical benefits for patients.

Following is a summary of the planned clinical development activities for our drug candidates:

Drug Candidate (Mechanism of Action)	Partnership Status	Potential Indication(s)	Current Stage of Development	Development Status and Planned Development Activities
Skeletal Muscle Contractility Program

Tirasemtiv (fast skeletal troponin activator)	Cytokinetics (1)	ALS	Phase 3

•  We completed enrollment in a Phase 3 clinical trial of tirasemtiv in patients with ALS in the third quarter of 2016 and began an open-label extension trial in the fourth quarter of 2016 for patients who have completed the Phase 3 trial.

CK-2127107 (fast skeletal troponin activator)	Partnered with Astellas	SMA	Phase 2/Phase 1b	• We continued enrollment of Cohort 1 of a Phase 2 clinical trial in patients with SMA. We anticipate that the trial will complete enrollment and report data in the second half of 2017.

		COPD		• Astellas initiated a Phase 2 clinical trial in patients with COPD in the second quarter of 2016.

		ALS		• We anticipate that we will begin a Phase 2 clinical trial in patients with ALS mid-2017.

		Frailty		• We anticipate that Astellas will begin a Phase 1b clinical trial in elderly patients with limited mobility in the first half of 2017.
Cardiac Muscle Contractility Program

Omecamtiv mecarbil (cardiac muscle myosin activator)	Partnered with Amgen	heart failure (oral administration)	Phase 3	• Amgen started GALACTIC-HF, a Phase 3 cardiovascular outcomes clinical trial in patients with heart failure with reduced ejection fraction in December 2016.

(1)	Cytokinetics developing independently, subject to Astellas’ option on tirasemtiv

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

Corporate Strategy

We are a late-stage biopharmaceutical company focused on the discovery and development and commercialization of first-in-class muscle activators as potential treatment for debilitating diseases in which muscle performance is compromised and/or declining. As a leader in muscle biology and the mechanics of muscle performance, the company is developing small molecule drug candidates specifically engineered to increase muscle function and contractility. Over the next 5 years, our goal is to discover, develop and commercialize novel drug products that modulate muscle function in ways that may benefit people living with serious diseases or medical conditions, with the intent of establishing a fully integrated biopharmaceutical company.

The five key components of our Corporate Strategy, “Vision 2020: Empowering Our Future,” are:

•

Conduct late-stage clinical development of novel, first-in-class muscle activators for the potential treatment of ALS, SMA, heart failure and other diseases impacting muscle function.    As we enter 2017, our portfolio consists of three products that are in mid-late stage clinical development in three therapeutic areas, namely ALS, SMA and heart failure. We believe that by focusing on these disease areas characterized by well-organized physician-investigator groups, significant unmet clinical needs, and strong patient and disease advocacy, we may enhance our effectiveness in enrolling and conducting clinical trials that may answer important questions about the dosing, tolerability, pharmacokinetics and pharmacodynamics as well as the potential safety and efficacy of our drug candidates. We believe that our considered clinical trial designs and well-executed development programs can improve our ability to realize value from our and our partners’ clinical development activities. As we advance our drug candidates into later-stage clinical development, we extensively evaluate previous clinical trial designs and results to assess key learnings that may be applied to our late-stage clinical development activities. We believe this may result in more successful later-stage clinical development activities that may increase the likelihood of achieving our objectives to develop effective therapies that may address the needs of people living with these devastating diseases.

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

•

Mature our company’s operations to enable development, registration and commercialization of muscle biology drug candidates across North America and Europe.    With a focus on disease areas for which there are serious unmet medical needs, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as hospital specialists and disease-specific centers of excellence, which may be addressed by a smaller, targeted sales force. In preparing for the potential commercialization of our drug candidates directed to these markets, we are focusing our activities on a broad range of issues facing patients and payors, including the principal drivers of clinical and economic burdens associated with these diseases. We also seek to focus on opportunities that the multiple constituencies and stakeholders for these markets may recognize as creating value. Accordingly, targeting unmet medical needs in these areas may provide us competitive opportunities and support development of a franchise in diseases involving muscle weakness, wasting and fatigue. In these markets, we believe that a company with limited resources may be able to compete effectively against larger, more established companies with greater financial and commercial resources. For these opportunities, we intend to develop clinical development and sales and marketing capabilities in North America and Europe with the goal of becoming a fully integrated biopharmaceutical company.

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

•

Progress proprietary research programs focused on muscle into development under new collaborations.    We believe that our extensive understanding of muscle biology and our proprietary research technologies should enable us to discover and potentially to develop drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs and which may have application across a broad array of diseases and medical conditions. We expect that we may be able to leverage our expertise in muscle contractility to expand programs related to other areas of muscle function and which may extend to the potential treatment of other serious medical diseases and conditions. Progressing related programs in parallel may afford us an opportunity to build a broader business that could benefit from multiple products that serve related clinical and commercial needs associated with impaired muscle function, muscle weakness and fatigue. In addition, this strategy may enable us to diversify certain technical, financial and operating risks by advancing several drug candidates in parallel.

Research and Development Programs

Our long-standing interest in the cytoskeleton has led us to focus our research and development activities on the biology of muscle function and, in particular, small molecule modulation of muscle contractility. We believe that our expertise in the modulation of muscle contractility is an important differentiator for us. Our preclinical and clinical experience in muscle contractility may position us to discover and develop additional novel therapies that have the potential to improve the health of patients with severe and debilitating diseases or medical conditions.

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

Tirasemtiv is our lead drug candidate from our skeletal muscle contractility program. Potential indications for which this drug candidate may be useful include skeletal muscle weakness associated with neuromuscular diseases, such as ALS. We have conducted a Phase 2 clinical trials program for tirasemtiv, and completed enrollment in a Phase 3 clinical development program of this drug candidate in patients with ALS in August

2016. We retain exclusive rights to tirasemtiv, subject to Astellas’ exercise of its option on tirasemtiv (see “Astellas’ Option on Tirasemtiv” below).

CK-2127107, another drug candidate from this program, is partnered with Astellas world-wide for the potential treatment of SMA and potentially other neuromuscular and non-neuromuscular indications associated with muscle weakness. We conducted a Phase 1 clinical trials program for CK-2127107 under this collaboration. We started a Phase 2 clinical trial of CK-2127107 in patients with SMA in December 2015. Astellas, in collaboration with Cytokinetics, started a Phase 2 clinical trial of CK-2127107 in patients with COPD in June 2016 and the Company anticipates they will initiate a Phase 1b clinical trial of CK-2127107 in elderly patients with limited mobility in the first half of 2017. We anticipate that we will initiate a Phase 2 clinical trial in patients with ALS mid-2017. Cytokinetics and Astellas continue to evaluate other indications which may be suitable for CK-2127107 or other skeletal sarcomere activators under the collaboration.

Omecamtiv mecarbil, our novel cardiac muscle myosin activator, is partnered with Amgen world-wide. Phase 2 clinical trials were conducted with both intravenous and oral formulations of omecamtiv mecarbil. An intravenous formulation of omecamtiv mecarbil was studied in ATOMIC-AHF, a Phase 2b clinical trial in patients with acute heart failure, and an oral formulation of omecamtiv mecarbil was studied in COSMIC-HF, a Phase 2 clinical trial in patients with heart failure. In December 2016, we announced the start of GALACTIC-HF, a Phase 3 clinical trial which is being conducted by Amgen in collaboration with Cytokinetics. Amgen holds an exclusive, worldwide license to omecamtiv mecarbil and related compounds, subject to Cytokinetics’ specified development and commercialization rights. Amgen has also entered into an alliance with Servier for exclusive commercialization rights in Europe as well as the CIS, including Russia.

We are continuing to conduct discovery, characterization and lead optimization activities for other compounds with the potential to modulate muscle contractility and other muscle functions.

Research and Development Expense.    Our research and development expenses were $59.9 million, $46.4 million and $44.4 million for 2016, 2015 and 2014, respectively.

Skeletal Muscle Contractility Program

Overview

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

Tirasemtiv is our lead drug candidate from this program. We retain exclusive rights to tirasemtiv, subject to Astellas’ exercise of its Option on Tirasemtiv. We conducted a Phase 2 clinical development program for tirasemtiv, and we started a Phase 3 clinical development program for this drug candidate in patients with ALS in

July 2015. In collaboration with Astellas, we are also developing another drug candidate from this program, CK-2127107, for potential indications associated with muscle weakness. We started a Phase 2 clinical trial for CK-2127107 in patients with SMA in December 2015. Astellas, in collaboration with Cytokinetics, started a Phase 2 clinical trial of CK-2127107 in patients with chronic obstructive pulmonary disease in June 2016. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv

Tirasemtiv, a fast skeletal troponin activator, is the lead drug candidate from our skeletal muscle contractility program. We conducted three “evidence of effect” Phase 2a clinical trials, and a Phase 2b clinical trial of tirasemtiv in patients with ALS. The evidence of effect clinical trials were randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of tirasemtiv administered to patients with impaired muscle function. These studies were intended to translate the mechanism of action of tirasemtiv into potentially clinically relevant pharmacodynamic effects. The results from the Phase 2b clinical trial, BENEFIT-ALS, of tirasemtiv in patients with ALS showed that effects observed on slow vital capacity (“SVC”), a measure of the strength of the skeletal muscles responsible for breathing, in patients treated with tirasemtiv were robust and potentially clinically meaningful and supported further evaluation of tirasemtiv in a Phase 3 clinical trial.

Tirasemtiv Clinical Development

VITALITY-ALS:    In July 2015, we started VITALITY-ALS, a Phase 3 clinical trial designed to assess the effects of tirasemtiv versus placebo on slow vital capacity and other measures of respiratory function in patients with ALS. VITALITY-ALS is designed to confirm and extend the results observed in BENEFIT-ALS.

VITALITY-ALS is a multi-national, randomized, double-blind, placebo-controlled trial that was originally designed to enroll 445 patients with possible, probable or definite ALS diagnosed within 24 months, and with a baseline vital capacity > 70 % of predicted, based on age, sex, and height. Patients may be enrolled whether, or not they are on riluzole therapy. The primary endpoint of the trial will assess change from baseline in SVC, to be assessed after 24 weeks of double-blind, placebo-controlled treatment. Secondary endpoints include time to decline from baseline in percent predicted SVC by ≥ 20 percentage points or the onset of respiratory insufficiency or death; time to decline from baseline in percent predicted SVC to ≤ 50 percent predicted or the onset of respiratory insufficiency or death; time to first occurrence of any use of assisted ventilation or death; time to decline in any of the three respiratory domains of the ALSFRS-R or death; and change in the Mega-Score of muscle strength.

Patients enrolled in VITALITY-ALS received two-weeks of open-label treatment with tirasemtiv administered at 250 mg/day and were randomized to double-blind treatment with placebo or one of three target tirasemtiv dose levels (250 mg/day, 375 mg/day, 500 mg/day) in a 3:2:2:2 ratio for a total of 48 weeks of randomized, double-blind, placebo-controlled treatment. Then in a four-week double-blind, tirasemtiv withdrawal phase, patients on tirasemtiv are randomized either to continue the double-blind tirasemtiv dose they were receiving or to be withdrawn to placebo in a 1:1 ratio. Patients who had been receiving placebo during the 48 weeks of double-blind, placebo-controlled treatment will continue to receive placebo. VITALITY-ALS is being conducted in 81 centers in 11 countries in North America and Europe and includes most of the sites which participated in BENEFIT-ALS.

The design of VITALITY-ALS addresses certain observations from BENEFIT-ALS. VITALITY-ALS provides for a longer open label phase (one week in BENEFIT-ALS versus two weeks in VITALITY-ALS) prior to patient randomization. The longer open label phase in VITALITY-ALS provides more time for patients to acclimate to potential side effects of tirasemtiv to potentially reduce the rate of early termination on study medication post randomization as compared to BENEFIT-ALS. In addition, VITALITY-ALS randomizes patients to three different target dose levels to evaluate the potential effect of dose on the safety, tolerability and efficacy of tirasemtiv. Patients in BENEFIT-ALS were randomized to one target dose level of 500 mg/day and investigators were encouraged to up-titrate patients to their maximally tolerated dose levels. In addition, in VITALITY-ALS, patients are up-titrated more slowly (two weeks at each dose level before up-titration in VITALITY-ALS versus one week in BENEFIT-ALS). We believe these and other design changes in VITALITY-ALS may decrease the rate of early terminations on tirasemtiv after randomization compared to the rate we observed after randomization in BENEFIT-ALS.

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

In July 2015, we were awarded a $1.5 million grant from The ALS Association (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. The grant provides funding for collaboration among Cytokinetics, The ALS Association and the Barrow Neurological Institute to enable plasma samples collected from patients enrolled in VITALITY-ALS to be added to The Northeastern ALS Consortium (NEALS) Repository, a resource for the academic research community to identify biomarkers that may help to assess disease progression and underlying disease mechanisms in ALS. In 2015, Cytokinetics achieved its first milestone under the ALSA Grant which triggered a payment of $0.5 million in accordance with the ALSA Grant. We recorded $0.1 million as grant revenue as qualified expenses were incurred and approved by management.

In August 2016, we announced the completion of patient enrollment in VITALITY-ALS. We convened the second Data Monitoring Committee Meeting for VITALITY-ALS to review unblinded safety and efficacy data; and the Committee recommended continuing the trial without modifications to the protocol.

In October 2016, we initiated VIGOR-ALS (Ventilatory Investigations in Global Open-Label Research in ALS), an open-label extension clinical trial designed to assess the long-term safety and tolerability of tirasemtiv, in patients with ALS who have completed their participation in VITALITY-ALS. VIGOR-ALS will provide supplemental data on the effects of the long-term use of tirasemtiv.

Prior Clinical Experience with Tirasemtiv

BENEFIT-ALS:    In 2012, we initiated BENEFIT-ALS, a Phase 2b, multi-national, double-blind, randomized, placebo-controlled, clinical trial designed to evaluate the safety, tolerability and efficacy of tirasemtiv in patients with ALS.

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

Tirasemtiv Presentations and Publications

In January 2016, in collaboration with Knopp Biosciences, we presented exploratory analyses of data from patients with ALS combined from three different sources: First, the placebo data from EMPOWER, the Phase 3 clinical trial of Knopp’s dexpramipexole in patients with ALS, second, the placebo data from Cytokinetics’ Phase 2b study of tirasemtiv in patients with ALS, BENEFIT-ALS, and finally, Pooled Resource Open-Access ALS Clinical Trials (“PRO-ACT”) database. These combined databases included multiple observations of SVC over time from over 900 patients with ALS. Our analyses of this combined database demonstrated that the rate of decline of SVC predicts the risk of meaningful clinical events, including a decline in any one of the three respiratory questions of the ALSFRS-R, as well as the time to the first occurrence of respiratory insufficiency, tracheostomy or death.

In March 2016, we announced a research collaboration with Origent Data Sciences, Inc. (“Origent”) to refine and prospectively validate an Origent computer model to predict the course of ALS disease progression leveraging placebo data from Cytokinetics’ clinical trials of tirasemtiv and data from other ALS trials in the PRO-ACT database. Funded by Origent’s receipt of a grant from The ALS Association, this joint research program will enable the first prospective validation of the predictive model in a clinical trial setting. The data presented showed that FVC measurements could be used to predict SVC values of ALS patients using a machine-based learning technique. Previously, the Origent models predicting both function and survival of ALS patients have been validated using their internal and retrospective external datasets.

Also in March 2016, the results of BENEFIT-ALS were published in a manuscript titled, “A randomized, placebo-controlled, double-blind phase IIb trial evaluating the safety and efficacy of tirasemtiv in patients with amyotrophic lateral sclerosis,” in the Amyotrophic Lateral Sclerosis and Frontotemporal Degeneration journal. Results from this trial were first presented at the Annual Meeting of the American Academy of Neurology in 2014.

Tirasemtiv Strategic and Commercial Planning

In 2016, we continued preparing for the potential commercialization of tirasemtiv in North America and Europe. These activities included interactions with manufacturers, and corporate development and commercial planning activities to support various scenarios. We expect to continue to engage extensively with ALS experts, both neuromuscular and pulmonary, and with payors, regulatory authorities and patient advocacy groups as we develop plans for the potential commercialization of tirasemtiv as a treatment for patients living with ALS. These commercialization plans will include market assessment and corporate development activities to support the launch of tirasemtiv in North America and Europe, if appropriate.

Background on ALS Market.    Limited options exist for the treatment of patients with ALS, which affects as many as 30,000 Americans, with an estimated 5,600 new cases diagnosed each year in the U.S. Based on our primary market research, the per capita prevalence and incidence appears similar in the major European markets. ALS is 20% more common in men than women; however, with increasing age, the prevalence becomes more equal between men and women. The life expectancy of an ALS patient averages two to five years from the time of diagnosis, mostly due to respiratory issues. Of the patients diagnosed with ALS, 5 to 10% have a family history of the disease (familial ALS) and remaining 90 to 95% have the sporadic form. The majority of patients with ALS in the U.S. and Europe receive treatment at a concentrated number of multidisciplinary centers that specialize in the unique needs of these patients. In the U.S., there are approximately 156 ALS multidisciplinary clinics, according to either the ALS Association or the Muscular Dystrophy Association. For most patients with ALS, death is usually due to respiratory failure because of diminished strength in the skeletal muscles responsible for breathing. We believe that there is a need for novel therapies to address the urgent unmet medical issues of this patient population which could be addressed by a small, targeted sales force. If tirasemtiv is approved by regulatory authorities in the U.S. or Europe for commercialization for ALS, we believe that we may be able to independently commercialize tirasemtiv in these concentrated markets.

CK-2127107 and Other Skeletal Muscle Activators

Astellas Strategic Alliance

CK-2127107, a next-generation fast skeletal troponin activator, is being developed jointly by Cytokinetics and Astellas. In 2013, we formed a collaboration with Astellas with the primary objective of advancing novel therapies for diseases and medical conditions associated with muscle impairment and weakness. Under the collaboration, we exclusively licensed to Astellas rights to co-develop and potentially co-commercialize CK-2127107 in non-neuromuscular indications. In 2014, we and Astellas agreed to expand the collaboration to include certain neuromuscular indications, including SMA, and to advance CK-2127107 into Phase 2 clinical development, initially in SMA. In connection with the expanded collaboration, we and Astellas agreed to extend the joint research program through 2016. In 2016, Cytokinetics and Astellas further amended the collaboration agreement to expand our collaboration to include the development of CK-2127107 for the potential treatment of ALS, as well as the possible development in ALS of other fast skeletal regulatory activators previously licensed by us to Astellas. The 2016 Astellas Amendment became effective in September 2016. The 2016 Astellas Amendment also extends the existing joint research program focused on the discovery of additional next-generation skeletal muscle activators through 2017, and includes sponsored research at Cytokinetics. Finally, under the 2016 Astellas Amendment, we granted Astellas the Option on Tirasemtiv, as described above.

Addition of ALS as an Added Indication (CK-2127107 and other fast skeletal activators)

In connection with the execution of the 2016 Astellas Amendment, we received a non-refundable upfront amendment fee of $35 million. In addition, we received an accelerated $15 million milestone payment that would have been payable upon the initiation of the first Phase 2 clinical trial of CK-2127107 as the lead compound in ALS, as if such milestone had been achieved upon the execution of the 2016 Astellas Amendment.

We and Astellas are collaborating to develop CK-2127107 in ALS. Astellas is primarily responsible for the development of CK-2127107 in ALS, but we will conduct the Phase 2 clinical trial of CK-2127107 in ALS and will share in the operational responsibility for later clinical trials. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of CK-2127107 and other fast skeletal regulatory activators in ALS. We and Astellas share equally the costs of developing CK-2127107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS subject to a right to recoup our share of such costs plus a 100% premium by reducing future milestone and royalty payments to us and (ii) we may defer (but not eliminate) a portion of our co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. We have the right to co-fund our share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to

Astellas. Cytokinetics will also receive approximately $41.8 million in additional sponsored research and development funding through 2018 which includes Astellas’ funding of Cytokinetics’ conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $36.6 million) as well as the continuing research collaboration (approximately $5.2 million).

Based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112.0 million (of which Cytokinetics has now received $17.0 million) relating to early development of CK-2127107 and for later-stage development and commercial launch milestones for CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Current Astellas Agreement. If Astellas commercializes any collaboration products, we will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. We can co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial launch and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

Cytokinetics retains an option to conduct early-stage development for certain agreed indications at its initial expense, subject to reimbursement if development continues under the collaboration. Cytokinetics also retains an option to co-promote collaboration products containing fast skeletal troponin activators for neuromuscular indications in the U.S., Canada and Europe, in addition to its option to co-promote other collaboration products in the U.S. and Canada. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities.

In December 2014, we and Astellas entered into the 2014 Astellas Agreement pursuant to which we received a non-refundable upfront payment of $30.0 million. Concurrently, we entered into a common stock purchase agreement with Astellas, which provided for the sale of 2,040,816 shares of our common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million. Pursuant to this agreement, Astellas agreed to certain trading and other restrictions with respect to our common stock. Concurrently, Cytokinetics earned a $15.0 million milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. Cytokinetics was also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the 2014 Astellas Agreement.

CK-2127107 Clinical Development

SMA Clinical Development: Cytokinetics in collaboration with Astellas is conducting a Phase 2 clinical development program. Cytokinetics started a Phase 2 clinical trial of CK-2127107 in patients with SMA (CY 5021) in December 2015. The clinical trial is designed to assess effects of CK-2127107 on multiple measures of muscle function in both ambulatory and non-ambulatory patients with SMA, a severe, genetic neuromuscular disease that leads to debilitating muscle wasting and progressive, often fatal, muscle weakness. The primary objective of this double-blind, randomized, placebo-controlled clinical trial is to determine the potential pharmacodynamic effects of a suspension formulation of CK-2127107 following multiple oral doses in patients with Type II, Type III, or Type IV SMA. Secondary objectives are to evaluate the safety, tolerability and pharmacokinetics of CK-2127107. The trial will enroll seventy-two patients in two sequential, ascending dose cohorts (two cohorts of 36 patients each, stratified half ambulatory and half non-ambulatory).

The first cohort of patients received 150 mg of CK-2127107 dosed twice daily for eight weeks; the second cohort of patients will receive 450 mg of CK-2127107 dosed twice daily or a lower dose, depending on the data from the first cohort. At the conclusion of the trial, approximately 24 patients will have been randomized to placebo, approximately 24 patients to 150 mg of CK-2127107 twice daily and approximately 24 patients to 450 mg of CK-2127107 twice daily (or a lower dose, pending the review of data from the first cohort). In each of these three treatment groups of approximately 24 patients each, roughly half will be ambulatory and half will be non-ambulatory. Multiple assessments of skeletal muscle function and fatigability will be performed including respiratory assessments, upper limb strength and functionality for non-ambulatory patients, as well as six-minute walk and timed-up-and-go for ambulatory patients.

We continue enrollment patients with SMA in this Phase 2 clinical trial, in collaboration with Astellas. We anticipate that the trial will complete enrollment and report data in the second half of 2017.

COPD Clinical Development: In June 2016, Astellas, in collaboration with Cytokinetics, started a Phase 2 clinical trial of CK-2127107 in patients with COPD. Astellas is conducting this randomized, double-blind, placebo controlled two period crossover clinical trial designed to assess the effect of CK-2127107 on physical function in patients with COPD. The trial is expected to enroll approximately 40 patients in the United States and is designed to assess the effect of CK-2127107 compared to placebo on exercise tolerance. Additionally, the trial will assess the cardiopulmonary and neuromuscular effect of CK-2127107 relative to placebo and the effect of CK-2127107 on resting spirometry relative to placebo. The safety, tolerability and pharmacokinetics of CK-2127107 also will be assessed. We expect Astellas to continue enrollment in this Phase 2 clinical trial of CK-2127107 in patients with COPD in 2017.

ALS Clinical Development: We anticipate that we will begin a Phase 2 clinical trial of CK-2127107 in patients with ALS mid-2017.

Frailty Clinical Development: We anticipate that Astellas will begin a Phase 1b clinical trial of CK-2127107 in elderly patients with limited mobility in the first half of 2017.

Prior Clinical Experience with CK-2127107

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

CK-2127107 Commercial Market

Background on SMA Market:    Spinal muscular atrophy (“SMA”) is a severe neuromuscular disease that occurs in 1 in every 6,000 to 10,000 live births each year resulting in a prevalence of 10,000 to 25,000 patients in the U.S., and is one of the most common fatal genetic disorders. SMA manifests in various degrees of severity as progressive muscle weakness resulting in respiratory and mobility impairment. There are four types of SMA, distinguished by the time of the initial onset of muscle weakness and the severity of related symptoms: Type I (severe), Type II (intermediate), Type III (juvenile) and Type IV (adult onset). Life expectancy and disease severity varies by type of SMA from Type I, who have the worst prognosis and a life expectancy of approximately two years from birth, to Type IV, who have a normal life span but with gradual weakness in the proximal muscles of the extremities resulting in mobility issues. Type II, III and IV patients are often characterized by their ambulatory status as it is an important driver of clinical decisions and care, and constitute 50% of the incident patient population but as much as 90% of the prevalent patient population. Few treatment options exist for these patients, resulting in a high unmet need for new therapeutic options to ameliorate symptoms, improve muscle function and modify disease progression.

Ongoing Research in Skeletal Muscle Activators

Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal troponin activators to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere.

We advanced a next-generation skeletal muscle activator into IND-enabling studies in 2016 and earned a $2.0 million milestone payment. We are conducting a joint research program with Astellas directed to the discovery of next-generation skeletal muscle activators. Under the 2016 Astellas Amendment, the joint research program will continue through 2017 and Astellas will reimburse us for certain research activities we perform.

Cardiac Muscle Contractility Program

Overview

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

Under the Amgen Agreement as amended we are eligible for potential additional pre-commercialization and commercialization milestone payments of over $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding Phase 3 development costs of omecamtiv mecarbil and other drug candidates under the collaboration. In February 2017, we agreed to exercise our option to co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil. As a result, we are eligible to receive an incremental royalty of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside of Japan. Exercising and fully co-funding our option will afford us the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities.

In July 2013, Amgen announced that it had granted an option to commercialize omecamtiv mecarbil in Europe to Servier, with Cytokinetics’ consent, pursuant to an Option, License and Collaboration Agreement (the “Servier Agreement”).

In August 2016, we entered into a Letter Agreement with Amgen and Servier (the “Letter Agreement”), which (i) expands the territory of the sublicense to Servier to include specified countries in the CIS, including Russia and (ii) provides that, if Amgen’s rights under the Amgen Agreement, as amended, are terminated with respect to the territory of such sublicense, the sublicensed rights previously granted by Amgen to Servier under the Servier Agreement will remain in effect and become a direct license or sublicense of such rights by us to Servier, on substantially the same terms as set forth in the Servier Agreement, including but not limited to Servier’s payment of its share of agreed development costs and future milestone and royalty payments to us. The Letter Agreement does not otherwise modify our rights and obligations under the Amgen Agreement, as amended, or create any additional financial obligations of Cytokinetics, unless we otherwise agree in writing.

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

Omecamtiv Mecarbil

Our lead drug candidate from this program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both for use in the hospital setting and for use in the outpatient setting.

Omecamtiv Mecarbil Clinical Development

GALACTIC-HF is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen, in collaboration with Cytokinetics. Coincident with the start of the trial, Amgen made a $26.7 million milestone payment to Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF is being conducted under a Special Protocol Assessment (“SPA”) with the U.S. FDA. GALACTIC-HF is planned to enroll approximately 8,000 symptomatic chronic heart failure patients in over 900 sites in 35 countries who are either currently hospitalized for a primary reason of heart failure or have had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. In order to be eligible to participate in GALACTIC-HF patients should have an LVEF ≤ 35%, be NYHA class II to IV, and have an elevated BNP or NT-proBNP. Patients will be randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, which is defined as either a hospitalization for heart failure or other urgent treatment for worsening heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score; time to first heart failure hospitalization; and all-cause death.

Cytokinetics and Amgen are also planning a potential exercise performance/cardiac function clinical trial to be conducted by Cytokinetics. Amgen will be responsible for reimbursing us for the out-of-pocket development costs associated with this clinical trial.

In April 2016, we announced the start of a Phase 2 clinical trial of omecamtiv mecarbil in Japanese subjects with chronic heart failure and reduced ejection fraction and we expect data from this trial in Q3 2017.

Prior Clinical Experience with Omecamtiv Mecarbil

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

In November 2015, we announced the results from the expansion phase of COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure) that were presented at the American Heart Association Scientific Sessions 2015 in Orlando, Florida. Data from the expansion phase showed that dose titration controlled patient exposure to omecamtiv mecarbil. Approximately 60 percent of patients in the dose titration group escalated dosing to 50 mg twice daily. The study met its primary pharmacokinetics objective.

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

Ongoing Research in Cardiac Muscle Contractility.

We continued our joint research program with Amgen directed to next-generation compounds in our cardiac muscle contractility program in 2016. We expect to continue our joint research program with Amgen in 2017. Under the Amgen Agreement, Amgen reimburses us for certain research activities we perform.

Presentations and Publications

In March 2016, the manuscript, “Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure, The ATOMIC-AHF Study,” was published in the Journal of the American College of Cardiology. Results from this trial were first presented at the European Society of Cardiology Meeting in 2013.

In September 2016, additional results from COSMIC-HF were presented in a Rapid Fire Abstract Session at the Heart Failure Society of America Scientific Meeting in Orlando, Florida. The results showed that omecamtiv mecarbil may improve symptoms in patients with moderate to severe heart failure symptoms versus placebo after 20 weeks of double-blind treatment, as measured by the Kansas City Cardiomyopathy Questionnaire Total

Symptom Score (TSS), one of the sub-domains of a self-administered questionnaire that measures quality-of-life in patients with heart failure. At week 20, the TSS was increased (with increases in the score reflecting improvement) in a dose-related fashion, with a 4.9 point improvement in the PK-guided dose titration group (p=0.03). This improvement was greater among patients who were moderately to severely symptomatic at baseline, with the largest magnitude in the PK-guided dose titration treatment group (6.5, p=0.09). Patients who were asymptomatic or mildly symptomatic had modest improvements in the TSS.

In November 2016, the results from COSMIC-HF were published in The Lancet. Results from this trials were first presented at a Late-Breaking Clinical Trial session at the American Heart Association (AHA) Scientific Sessions in 2015.

Omecamtiv Mecarbil Heart Failure Market

Background on Heart Failure Market.    Heart failure is a widespread and debilitating syndrome affecting millions of people in the United States. The high and rapidly growing prevalence of heart failure translates into significant hospitalization rates and associated societal costs. About 6.4 million people in the United States have heart failure, resulting in nearly one million hospital discharges with the primary diagnosis of heart failure and approximately 300,000 deaths each year. For people over 65 years of age, heart failure incidences approach 10 per 1000 and approximately 50% of people diagnosed with heart failure will die within 5 years of diagnosis. These numbers are increasing due to the aging of the U.S. population and an increased likelihood of survival following acute myocardial infarctions. The costs to society attributable to the prevalence of heart failure are high, especially as many chronic heart failure patients suffer repeated acute episodes. Despite currently available therapies, readmission rates for heart failure patients remain high. In general, the mortality following hospitalization for patients with heart failure is 10.4% at 30 days, 22% at one year and 42.3% at 5 years, despite the availability of therapeutic alternatives for treatment of these patients. These poor outcomes in the setting of current therapies points to the need for novel therapeutics that may offer further reductions in morbidity and mortality. The annual cost of heart failure to the U.S. health care system is estimated to be $32 billion and is predicted to grow 120% to almost $70 billion by the year 2030. Today, a portion of that cost is attributable to drugs used to treat each of chronic and acute heart failure. Approximately 70% of those costs are due to hospitalization, home health and physician care. In the U.S., Medicare is one of the largest payors for heart failure related costs. Approximately 50% of Medicare beneficiaries with heart failure are concentrated in the top 20% of the hospital referral regions in the U.S. New drug therapies that could reduce the number of hospitalizations could decrease the cost to the health care system.

Beyond Muscle Contractility

We developed preclinical expertise in the mechanics of skeletal, cardiac and smooth muscle that extends from proteins to tissues to intact animal models. Our translational research in muscle contractility has enabled us to better understand the potential impact of small molecule compounds that increase skeletal or cardiac muscle contractility and to apply those findings to the further evaluation of our drug candidates in clinical populations. In addition to contractility, other major functions of muscle play a role in certain diseases that could benefit from novel mechanism treatments. Accordingly, our knowledge of muscle contractility may serve as an entry point to the discovery of novel treatments for disorders involving muscle functions other than muscle contractility. We are leveraging our current understandings of muscle biology to investigate new ways of modulating these other aspects of muscle function for other potential therapeutic applications.

Intellectual Property

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2016, we owned or co-owned or licensed 87 issued U.S. patents, over 310 issued patents in various foreign jurisdictions, and over 190 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

With regard to our drug candidates directed to muscle biology targets, we have a U.S. patent covering omecamtiv mecarbil and U.S. patents covering our skeletal muscle sarcomere activators including, but not limited to, tirasemtiv and CK-2127107, each of which will expire in 2027, 2027 and 2031, respectively, unless extended or otherwise adjusted. We also have issued patents in various foreign jurisdictions and additional U.S. and foreign patent applications pending for each of our drug candidates. It is not known or determinable whether other patents will issue from any of our other pending applications or what the expiration dates would be for any other patents that do issue.

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

•

Phase 3:    If the Phase 2 clinical trials demonstrate that a dose range of the drug candidate is potentially effective and has an acceptable safety profile, Phase 3 clinical trials are then undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. Phase 3 trials are also intended to provide an adequate basis for extrapolating the results to the general population and transmitting that information in the drug labeling. Phase 3 studies usually include several hundred to several thousand people, and are usually longer in duration than Phase 2 trials.

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

If tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Neuraltus Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (in collaboration with Biogen), Genervon Biopharmaceuticals, LLC, Orion Pharmaceuticals, Orphazyme, Mitsubishi Tanabe Pharma Corporation, Eisai Co., Ltd., Genentech, Inc. Edison Pharma, Q Therapeutics, AB Science, VM Biopharm, Mallinckrodt Pharmaceuticals, Chronos Therapeutics, and MediciNova, Inc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. Tirasemtiv may also compete with Riluteck (riluzole), manufactured by Sanofi, Marindale Pharma, and Italfarmaco and several generics manufacturers including Apotex Corp, Glenmark Generics, and Sun Pharmaceuticals.

If CK-2127107 is approved by the FDA or other regulatory authorities for the potential treatment of SMA, potential competitors include Roche (in collaboration with PTC Therapeutics), AveXis, Inc., Pfizer Inc., Ionis Pharmaceuticals, Inc. (in collaboration with Biogen) which is being marketed as Spinraza, Novartis AG, and Bioblast Pharma, Ltd. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Ligand Pharmaceuticals, Inc., GTx, Inc., Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly & Company, Acceleron Pharma, Stealth Biotherapeutics, Scholar Rock, vTv Therapeutics, Summit Therapeutics, Pfizer Inc., and Novartis (in collaboration with Morphosys AG).

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide), Corlanor (ivabradine), and Entresto (LCZ696). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by ARCA biopharma, Inc., Novartis, Bayer, Capricor Therapeutics, Inc., Cardiorentis AG, Ono Pharmaceutical Company, Juventas Therapeutics, ARMGO Pharma, Inc, Trevena, Inc. in partnership with Forest Laboratories, Inc. (acquired by Allergan, Plc), Stealth Biotherapeutics, Cardioxyl Pharmaceuticals, Inc., Zensun Sci & Tech, Ltd., and Tenax Therapeutics (formerly known as Oxygen Biotherapeutics, Inc.). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

Employees

As of December 31, 2016, our workforce consisted of 127 full-time employees, 32 of whom hold Ph.D. or M.D. degrees, or both, and 32 of whom hold other advanced degrees. Of our total full-time employees, 86 are engaged in research and development and 41 are engaged in business and new product development, finance and administration functions

We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

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

Our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank provides for up to $40.0 million in term loans due on October 1, 2020, of which $30.0 million in term loans has been borrowed to date. All of our current and future assets, except for intellectual property, are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. Moreover, our ability to access the final $10.0 million under the loan and security agreement is subject to our ability to achieve certain conditions, including certain clinical development milestones or an equity financing milestone, which conditions we may not be able to meet. In addition, although we expect to borrow additional funds under the loan and security agreement, before we do so, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

To commercialize tirasemtiv, we must first demonstrate to the satisfaction of the FDA or foreign regulatory authorities that tirasemtiv is sufficiently safe and effective. To date, neither the FDA nor European regulatory authorities has indicated that the primary endpoint that we have specified in our Phase 3 clinical trial in patients with ALS (change from baseline to 24 weeks in SVC) is, in and of itself, a sufficient measure of clinical significance to establish the efficacy of tirasemtiv. Our Phase 3 clinical trial will also be measuring secondary endpoints of respiratory function and patient condition to provide further evidence of the potential clinical significance of a treatment effect. However, there is no assurance as to which of these secondary endpoints (if any) will be affected even if treatment with tirasemtiv achieves the primary efficacy objective of the trial. Further, there is no assurance as to whether regulatory authorities would accept the outcome of the trial as being a sufficient demonstration of clinical efficacy even if the primary endpoint and all secondary endpoints are achieved. We will continue interactions with regulatory authorities regarding the appropriate assessment(s) of the clinical meaningfulness and potential efficacy of therapy in the ALS population. If the results of our Phase 3 clinical trial in ALS are not sufficient to persuade regulatory authorities of the safety and efficacy of tirasemtiv, either because of a failure to achieve pre-specified endpoints or because the authorities do not accept such endpoints as being sufficient, then we would be required to conduct successfully one or more additional Phase 3 clinical trials, prior to receiving marketing authorization, which would be expensive, time consuming and uncertain.

It is not known whether the FDA or other regulatory authorities would accept a single Phase 3 clinical trial as being adequate to support marketing approval of tirasemtiv, even if the results of such trial are positive.

The conventional standard for granting marketing authorization of a new investigational medicine is the demonstration of safety and efficacy in two large, well-controlled Phase 3 clinical trials. The Phase 3 trial of tirasemtiv in ALS that we are currently conducting will be the first Phase 3 trial of this drug candidate. In the case of diseases with high unmet medical need, such as ALS, regulatory authorities may exercise their discretion to approve a new pharmaceutical on the basis of a single outcomes trial (sometimes subject to the conduct of subsequent confirmatory trial(s)). However, this is always within the judgment of the regulatory authorities and is dependent on their assessment of the degree of success achieved in the clinical trial as balanced by the potential risks associated with treatment. In addition, the design of the Phase 3 clinical trial, VITALITY-ALS, may not provide conclusive data on the most safe and effective dose of tirasemtiv in patients with ALS that meets the satisfaction of regulatory authorities, thereby requiring us to conduct another Phase 3 trial. Even if our first Phase 3 trial of tirasemtiv shows positive results, and provides all necessary data to determine appropriate dosing, regulatory authorities may nonetheless require us to successfully conduct one or more additional Phase 3 clinical trials prior to receiving marketing authorization, which would be expensive, time consuming and uncertain.

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

If the results of one or more clinical trials with omecamtiv mecarbil do not meet Amgen’s expectations at any time, Amgen may elect to terminate further development of omecamtiv mecarbil or certain of the potential clinical trials for omecamtiv mecarbil, even if the actual number of patients treated at that time is relatively small. In addition, Amgen generally has discretion to elect whether to pursue or abandon the development of omecamtiv mecarbil and may terminate our strategic alliance for any reason upon six months prior notice. With our consent, Amgen granted Servier an option to commercialize omecamtiv mecarbil in Europe and the CIS, including Russia, which Servier decided to exercise. In August 2016, we entered into a letter agreement with Amgen and Servier, which provides that if Amgen’s rights to omecamtiv mecarbil are terminated with respect to the territory subject to Servier’s sublicense, the sublicensed rights previously granted by Amgen to Servier with respect to omecamtiv mecarbil, will remain in effect and become a direct license or sublicense of such rights by us to Servier, on substantially the same terms as those in the Option, License and Collaboration Agreement between Amgen and Servier. If Amgen abandons omecamtiv mecarbil, it would result in a delay in or could prevent us from commercializing omecamtiv mecarbil, and would delay and could prevent us from obtaining revenues for this drug candidate. In addition, we would be required to provide Servier with a direct license or sublicense and the rights to commercialize omecamtiv mecarbil in Europe and the CIS, including Russia on terms that were not negotiated by us. There can be no assurance that we would be able to negotiate and enter into a definitive agreement with Servier on terms favorable or acceptable to us, or at all.

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

In September 2016, we expanded our collaboration with Astellas and granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv, including worldwide commercialization rights for Astellas outside our commercialization territory in North America, Europe and other select countries. In addition, under this 2016 expansion, we will collaborate with Astellas to develop CK-2127107 in ALS. Astellas will be primarily responsible for the development of CK-2127107 in ALS, and the Company will conduct the Phase 2 clinical trial of CK-2127107 in ALS.

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

Tirasemtiv is the lead drug candidate from our skeletal muscle contractility program. We have completed a Phase 2 clinical development program for tirasemtiv, and started a Phase 3 clinical development program for tirasemtiv in patients with ALS in July 2015. In collaboration with Astellas, we are also developing CK-2127107 for potential indications associated with muscle weakness and in 2016 we expanded our collaboration with Astellas to develop CK-2127107 in ALS. We expect that we will commence a Phase 2 clinical development program of CK-2127107 with Astellas in ALS in 2017.

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

In addition, Astellas and Cytokinetics will share equally the costs of developing CK-2127107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS subject to a right to recoup our share of such costs plus a 100% premium by reducing future milestone and royalty payments to the Company and (ii) we may defer (but not eliminate) a portion of our co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. We will, however, be required to fund one half the cost of any Phase 3 development of CK-2127107 in ALS with limited ability to defer or offset such costs. Our one-half share of the costs of any Phase 3 clinical trial of CK-2127107 in ALS could be significant, and could negatively impact our ability to finance other programs, including potentially limiting our ability to pay for the development and/or commercial launch of tirasemtiv.

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

We depend on contract research organizations (“CROs”) to conduct our clinical trials and have limited control over their performance. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs, we may not be able to obtain regulatory approval for or commercialize our product candidates on a timely basis, if at all.

We have used and intend to continue to use a limited number of CROs within and outside of the United States to conduct clinical trials of our drug candidates, such as tirasemtiv, CK-2127107 and omecamtiv mecarbil, and related activities. We do not have control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves. The activities conducted by our CROs therefore may not be completed on schedule or in a satisfactory manner. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable laws.

Our CROs’ failure to carry out development activities on our behalf as agreed and in accordance with our and the FDA’s or other regulatory agencies’ requirements and applicable U.S. and foreign laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. For example, in June 2013, we learned from our data management vendor for BENEFIT-ALS that a programming error in the electronic data capture system controlling study drug assignment caused 58 patients initially randomized to and treated with tirasemtiv to receive placebo instead at a certain trial visit and for the remainder of the trial. In order to maintain the originally intended statistical power of the trial, we amended the protocol to permit enrollment of approximately 680 patients, or 180 patients in addition to the 500 patients allowed under the existing protocol. This protocol amendment resulted in additional costs and delays in conducting BENEFIT-ALS. Further, for the quarter ended September 30, 2016, we determined that there was an error in the accounting for the recognition of clinical research and development expenses related to the information received from one of our CROs, which resulted in a restatement of our clinical research and development expenses, related clinical accrual accounts and related financial disclosures as of and for the three and nine month periods ended September 30, 2016. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited. If we fail to effectively manage the CROs carrying out the development of our drug candidates or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented. In many cases, our CROs have the right to terminate their agreements with us in the event of an uncured material breach. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so timely or on commercially reasonable terms.

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

We may not be able to successfully manufacture our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing resulting approved drugs, if any.

To date, our drug candidates have been manufactured in quantities adequate for preclinical studies and early through late-stage clinical trials. In order to conduct large scale clinical trials for a drug candidate and for commercialization of the resulting drug if that drug candidate is approved for sale, we will need to manufacture some drug candidates in larger quantities. We may not be able to successfully repeat or increase the manufacturing capacity for any of our drug candidates, whether in collaboration with third-party manufacturers or on our own, in a timely or cost-effective manner or at all. If a contract manufacturer makes improvements in the manufacturing process for our drug candidates, we may not own, or may have to share, the intellectual property rights to those improvements. Significant changes or scale-up of manufacturing may require additional validation studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities because of the inherent properties of a drug candidate itself or of a drug candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the finished product or active pharmaceutical ingredients. If we are unable to successfully manufacture of any of our drug candidates in sufficient quality and quantity, the development of that drug candidate and regulatory approval or commercial launch for any resulting drugs may be delayed or there may be a shortage in supply, which could significantly harm our business. In addition, data demonstrating the stability of both drug substance and drug product, using the commercial manufacturing process and at commercial scale, are required for marketing applications. Failure to produce drug substance and drug products in a timely manner and obtain stability data could result in delay of submission of marketing applications.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies such as Neuraltus Pharmaceuticals, Inc., which is developing NP001; Ionis Pharmaceuticals, Inc., (in collaboration with Biogen Inc.), which is developing Ionis-SOD1Rx; AB Science, which is developing masitinib; Mitsubishi Tanabe Pharma Corporation, which is developing Radicut (edaravone); Eisai Co. Ltd., which is developing mecobalamin; Orion Pharma (UK) Ltd., which is developing levosimendan; Genervon Biopharmaceuticals, LLC, which is developing GM604; Q Therapeutics, which is developing Q Cells; Genentech, Inc., which is developing GCD-0134; MediciNova, Inc. which is developing ibudilast, Edison Pharma which is developing EPI-589, and VM BioPharm which is developing VM202. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. Tirasemtiv may also compete with Rilutek (riluzole), manufactured by Sanofi and several generics manufacturers including Apotex Corp., Glenmark Generics, and Sun Pharmaceuticals.

If CK-2127107 is approved by the FDA or other regulatory authorities for the potential treatment of SMA, potential competitors include Roche (in collaboration with PTC Therapeutics and Trophos SA), AveXis, Inc., Pfizer Inc., Ionis Pharmaceuticals, Inc., (in collaboration with Biogen Inc.) which is marketed as Spinraza, Novartis AG and Bioblast Pharma, Ltd. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Acceleron Pharma, Stealth Biotherapeutics, Scholar Rock, vTv Therapeutics, Summit Therapeutics, Pfizer Inc., and Novartis (in collaboration with Morphosys AG).

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide), Corlanor (ivabradine), and Entresto. Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by ARCA biopharma, Inc.; Novartis; Bayer, Capricor Therapeutics, Inc., Cardiorentis AG, Ono Pharmaceutical Company, Juventas Therapeutics, ARMGO Pharma, Inc, Trevena, Inc. in partnership with Forest Laboratories, Inc., Stealth Biotherapeutics, Cardioxyl Pharmaceuticals, Inc., Zensun Sci & Tech, Ltd., and Tenax Therapeutics (formerly known as Oxygen Biotherapeutics, Inc.). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

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

Our internal computer systems, or those of our CROs, CMOs, or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. For example, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2016, because a material weakness existed in our internal control over financial reporting related to research and development expenses associated with the review of clinical trial expenses incurred under our clinical research organization trial agreements, including in part, our review of information received from third party service providers that is used in the operation of this control. Even though we remediated this material weakness as of December 31, 2016, if other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we would receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline. In addition, because we have concluded that our internal control over financial reporting were not effective as of September 30, 2016, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, or if our independent registered public accounting firm is unable to express an opinion or expresses an adverse opinion on the effectiveness of our internal controls in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard will become effective for us on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. Although we are continuing to assess all potential impacts of the standard on our financial statements or disclosures, it could change the way we account for certain of our revenue transactions, including the timing of recognition of our license and collaboration revenues. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. See “Note 1 — Recent Accounting Pronouncements” for additional discussion of the accounting changes.

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

Even if one or more of our drug candidates is approved for sale, the commercial success of our drugs in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for our drugs by the medical profession for use by their patients, which is highly uncertain. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, they may not cover or provide adequate payment for our drugs. They may not view our drugs as cost-effective and reimbursement may not be available to consumers or may be insufficient to allow our drugs to be marketed on a competitive basis. If we are unable to obtain adequate coverage and reimbursement for our drugs, our ability to generate revenue will be adversely affected. Likewise, current and future legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of coverage and reimbursement for our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for any of our drug candidates that are approved could cause our potential future revenues to decline. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of Affordable Care Act. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of Affordable Care Act that are repealed.

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

•

The federal Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and physician ownership and investment interests in such manufacturers. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law.

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

As of February 23, 2017, our executive officers, directors and their affiliates beneficially owned or controlled approximately 10.8% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of February 23, 2017, there were 4,205,072 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.31 per share, and 5,294,149 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $10.14 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

Ownership changes may limit our ability to use our net operating losses and tax credits in the future.

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. We have performed a Section 382 analysis as of December 31, 2016 and do not believe that we have experienced an ownership change since 2006. A portion of our existing net operating losses and tax credits are subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations. We intend to continue to monitor public filings made by third parties with the SEC to assess whether an ownership change under Section 382 has occurred. Our ability to accurately assess any such ownership change is limited by the timeliness and accuracy of these public filings.

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

It em 2.    Properties

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

On or around June 7, 2016, the Company, Pharm-Olam, and Datatrak entered into a Settlement Agreement and Mutual Waiver and General Release of All Claims in the California Lawsuit, thereby resolving all disputes among the parties. The Settlement Agreement includes no admission of liability or wrongdoing by any party. The Court granted the parties’ joint request for dismissal with prejudice on July 11, 2016. Refer to Note 10, “Commitments and Contingencies” in the Notes to the Audited Condensed Consolidated Financial Statements and the settlement agreement in June 2016.

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

	Closing Sale Price
	High	Low
2015:
First Quarter	$8.17	$6.25
Second Quarter	$7.43	$5.51
Third Quarter	$7.79	$6.01
Fourth Quarter	$12.95	$6.60
2016:
First Quarter	$10.60	$6.17
Second Quarter	$9.49	$7.18
Third Quarter	$12.26	$8.55
Fourth Quarter	$12.55	$8.83

On February 23, 2017, the last reported sale price for our common stock on the NASDAQ Capital Market was $10.15 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 23, 2017, there were 60 holders of record of our common stock.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12.

Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index (*)

(*)

The above graph shows the cumulative total stockholder return of an investment of $100 in cash from December 31, 2011 through December 31, 2016 for: (i) our common stock; (ii) the NASDAQ Stock Market (U.S.) Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Cytokinetics, Incorporated	$100.00	$68.75	$112.85	$139.06	$181.60	$210.94
NASDAQ Composite Index	$100.00	$115.91	$160.32	$181.80	$192.21	$206.63
NASDAQ Biotechnology Index	$100.00	$131.91	$218.45	$292.93	$326.39	$255.62

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Research and development revenues from related parties, net (1)	$42,994	$14,665	$19,538	$2,019	$4,177
Research and development, grant and other revenues	1,242	75	17,566	7,547	3,382
License revenues from related parties (1)	62,171	13,918	—	17,230	—
License revenues	—	—	9,836	3,852	—

Total revenues	106,407	28,658	46,940	30,648	7,559

Operating expenses:
Research and development	59,897	46,398	44,426	49,450	35,643
General and administrative	27,823	19,667	17,268	15,092	12,429
Restructuring charges (reversals)	—	—	—	—	(56)

Total operating expenses	87,720	66,065	61,694	64,542	48,016

Operating income (loss)	18,687	(37,407)	(14,754)	(33,894)	(40,457)
Interest and other income (expense), net	(2,234)	(94)	108	177	87

Income (loss) before income taxes	16,453	(37,501)	(14,646)	(33,717)	(40,370)
Income tax provision (benefit)	—	—	—	—	—

Net income (loss)	16,453	(37,501)	(14,646)	(33,717)	(40,370)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(1,307)

Net income (loss) allocable to common stockholders:	$16,453	$(37,501)	$(14,646)	$(33,717)	$(41,677)

Net income (loss) per share allocable to common stockholders:(2)
Basic	$0.41	$(0.97)	$(0.41)	$(1.24)	$(2.30)

Diluted	$0.39	$(0.97)	$(0.41)	$(1.24)	$(2.30)

Weighted average shares used in computing net income (loss) per share allocable to common stockholders:(3)
Basic	39,943	38,814	35,709	27,275	18,107
Diluted	42,561	38,814	35,709	27,275	18,107

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, and investments	$163,921	$111,621	$83,228	$80,230	$74,000
Working capital	125,375	81,458	107,276	52,634	69,322
Total assets	170,142	115,237	132,968	83,188	77,551
Long-term debt	27,381	14,639	—	—	—
Accumulated deficit	(518,291)	(534,744)	(497,243)	(482,597)	(448,880)
Total stockholders’ equity(2)	94,361	68,590	92,064	54,442	70,085

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

(3)

In June 2012, we issued to various investors (i) 9,320,176 shares of common stock for a purchase price of $4.56 per share, (ii) 23,026 shares of Series B convertible preferred stock for a purchase price of $760.00 per share, and (iii) warrants to purchase 7,894,704 shares of common stock at an exercise price of $5.28 per share, for aggregate gross proceeds of approximately $60.0 million. In 2012, we sold 432,724 shares of common stock through MLV for net proceeds of $2.8 million. In June 2013, we sold 1,404,100 shares of common stock to Amgen at a price per share of $7.12 and an aggregate purchase price of $10.0 million, pursuant to the Amgen Agreement Amendment. In 2013, we sold 1,170,583 shares of common stock through MLV for net proceeds of $7.5 million. In January, 2014 we sold 364,103 shares of common stock through MLV for net proceeds of $2.4 million. In February 2014, we sold 5,031,250 shares of common stock through an underwritten public offering at a price per share of $8.00 and net proceeds of $37.5 million. In December 2014, we sold 2,040,816 shares of common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million. The 1,114,168 warrants issued in 2011 to Deerfield, expired unexercised on April 20, 2015. In 2015, we sold 808,193 shares of common stock through Cantor pursuant to the CE Offering Sales Agreement for net proceeds of $8.7 million. From January 1, 2017 to February 23, 2017, we sold 185,215 shares of common stock through Cantor pursuant to the CE Offering Sales Agreement for net proceeds of $2,1 million. See Note 11, “Stockholders’ Equity” in the Notes to Consolidated Financial Statements for further details.

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

Our drug candidates currently in clinical development are our fast skeletal troponin activators tirasemtiv and CK-2127107, and our cardiac muscle activator omecamtiv mecarbil. Tirasemtiv is being evaluated for the potential treatment of amyotrophic lateral sclerosis (“ALS”). CK-2127107 is being evaluated for the potential treatment of spinal muscle atrophy (“SMA”) and chronic obstructive pulmonary disease (“COPD”) and for potential use in other indications associated with muscle weakness (including ALS) under a strategic alliance with Astellas Pharma Inc. (“Astellas”) established in 2013 and expanded in 2014 and 2016. Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006.

Muscle Contractility Programs

Skeletal Muscle Contractility Program

Tirasemtiv is our lead drug candidate from this program. We retain exclusive rights to tirasemtiv, subject to Astellas’ exercise of its option for a license to tirasemtiv (see “Astellas’ Option on Tirasemtiv” below). We conducted a Phase 2 clinical development program for tirasemtiv, and we started a Phase 3 clinical development program for this drug candidate in patients with ALS in July 2015 known as VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS). Tirasemtiv has been granted orphan drug designation and fast track status by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for the potential treatment of ALS.

In collaboration with Astellas, we are also developing another drug candidate from this program, CK-2127107, for potential indications associated with muscle weakness. We started a Phase 2 clinical trial for CK-2127107 in patients with SMA in December 2015. Astellas, in collaboration with Cytokinetics, started a Phase 2 clinical trial of CK-2127107 in patients with COPD in June 2016. Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Each of tirasemtiv and CK-2127107 has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv

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

In July 2016, we entered into the 2016 Astellas Amendment collectively with the 2014 Astellas Agreement, the “Current Astellas Agreement.”

Astellas holds an exclusive license to develop and commercialize CK-2127107 worldwide, subject to our development and commercialization participation rights. Under this strategic alliance, Cytokinetics conducted five Phase 1 clinical trials of CK-2127107 and started a Phase 2 clinical trial of CK-2127107 in patients with spinal muscular atrophy (“SMA”) in December 2015. CK-2127107 is also being evaluated for the potential use in other indications associated with muscle weakness. Astellas, in collaboration with Cytokinetics, started a Phase 2 clinical trial of CK-2127107 in patients with COPD in June 2016 and we anticipate Astellas will initiate a Phase 1b clinical trial of CK-2127107 in elderly patients with limited mobility in the first half of 2017. We are also conducting joint research with Astellas directed to next-generation skeletal muscle activators.

Further details regarding our strategic alliance with Astellas can be found in Item 1 of this report under “Research and Development Programs — Skeletal Muscle Contractility Program — CK-2127107 and Other Skeletal Muscle Activators — Astellas Strategic Alliance.”

During the years ended December 31, 2016, 2015, and 2014, the Company recorded license revenue of $62.2 million, $13.9 million and $9.8 million respectively, reimbursement of sponsored research and development activities of $13.1 million, $12.2 million, and $15.4 million, respectively, and milestone revenues of $2.0 million, zero and $17.0 million, in connection with our strategic alliance with Astellas. Refer to Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements, for the accounting treatment, including the allocation of consideration to the units of accounting, and the revenue recognition of License Revenue and Research and Development Revenue, under the 2016 Astellas Amendment.

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

Ongoing Research in Skeletal Muscle Activators.

Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with fast skeletal troponin activators to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere. We advanced a next generation skeletal muscle activator into IND-enabling studies in 2016 and earned a $2.0 million milestone payment. We are conducting a joint research program with Astellas directed to the discovery of next-generation skeletal muscle activators. Under the 2016 Astellas Amendment, the joint research program will continue through 2017 and Astellas will reimburse us for certain research activities.

Research and Development Expenses.    We recorded research and development expenses for activities relating to our skeletal muscle contractility program of approximately $53.7 million, $36.3 million and $32.9 million in the years ended December 31, 2016, 2015 and 2014, respectively. We recognized research and development revenue from Astellas of $15.1 million, $12.2 million, and $32.4 million in the years ended December 31, 2016, 2015 and 2014, respectively, consisting of milestone payments, and reimbursements of full-time employee equivalents (“FTEs”) and other expenses. We anticipate that our expenditures relating to the research and development of compounds in our skeletal muscle contractility program will increase significantly if and as we advance tirasemtiv, CK-2127107 or other compounds from this program into and through development.

Cardiac Muscle Contractility Program

Our lead drug candidate from our cardiac muscle contractility program, omecamtiv mecarbil (formerly known as CK-1827452), is a novel cardiac muscle myosin activator that is being developed under a strategic alliance with Amgen. In June 2013, we expanded this collaboration to include Japan. As a result, Amgen holds an exclusive, worldwide license to omecamtiv mecarbil and related compounds, subject to Cytokinetics’

specified development and commercialization rights. Amgen has also entered an alliance with Servier for exclusive commercialization rights in Europe as well as the Commonwealth of Independent States (“CIS”), including Russia. In December 2016, we announced the activation of the first trial site for a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil being conducted by Amgen in collaboration with Cytokinetics, GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure). We are continuing our joint research with Amgen directed to next-generation compounds in our cardiac muscle contractility program in 2017.

Further details regarding our strategic alliance with Amgen can be found in Item 1 of this report under “Research and Development Programs — Cardiac Muscle Contractility Program — Amgen Strategic Alliance.”

During the years ended December 31, 2016, 2015 and 2014, we recorded $1.2 million, $2.5 million and $4.5 million, respectively, in reimbursement of sponsored research and development activities, respectively and milestone revenues of $26.7 million, zero and zero, relating to the Amgen Agreement. During the years ended December 31, 2016, 2015 and 2014, we recorded zero license revenue under the Amgen Agreement. See our consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Amgen. Refer to Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements, for the accounting treatment, under the Amgen agreement.

Omecamtiv Mecarbil Clinical Development

GALACTIC-HF is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen, in collaboration with Cytokinetics. Coincident with the start of the trial, Amgen made a $26.7 million milestone payment to Cytokinetics in December 2016. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF will be conducted under a Special Protocol Assessment (“SPA”) with the U.S. FDA. GALACTIC-HF is planned to enroll approximately 8,000 symptomatic chronic heart failure patients in over 800 sites in 34 countries who are either currently hospitalized for a primary reason of heart failure or have had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. In order to be eligible to participate in GALACTIC-HF patients should have an LVEF ≤ 35%, be NYHA class II to IV, and have an elevated BNP or NT-proBNP. Patients will be randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, which is defined as either a hospitalization for heart failure or other urgent treatment for worsening heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score; time to first heart failure hospitalization; and all-cause death.

Cytokinetics and Amgen are also planning a potential exercise performance/cardiac function clinical trial to be conducted by Cytokinetics. Amgen will be responsible for reimbursing us for the out-of-pocket development costs associated with this clinical trial.

Further details regarding the clinical development of omecamtiv mecarbil can be found in Item 1 of this report under “Research and Development Programs — Cardiac Muscle Contractility Program — Omecamtiv Mecarbil”

Ongoing Research in Cardiac Muscle Contractility.     We continued our joint research program with Amgen directed to next-generation compounds in our cardiac muscle contractility program in 2016. We expect to continue our joint research program with Amgen into 2017. Under the Amgen Agreement, Amgen will reimburse us for certain research activities we perform.

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

Research and Development Expenses.    We recorded research and development expenses for activities relating to our cardiac muscle contractility program of approximately $8.1 million, $5.8 million and $7.4 million in the years ended December 31, 2016, 2015 and 2014, respectively. We recognized net research and development revenue from Amgen of $1.2 million, $2.5 million and $4.5 million in the years ended December 31, 2016, 2015 and 2014, respectively, consisting of reimbursements of FTEs and other expenses offset by a payment related to Cytokinetics’ option to co-fund the Phase 3 development program of omecamtiv mecarbil for an increased royalty percentage. We anticipate that our expenditures relating to the research and development of compounds in our cardiac muscle contractility program will increase if we participate in the future advancement of omecamtiv mecarbil through clinical development. We also anticipate incurring future payments related to the co-investment option for which we provided notice of exercise in 2016 that will be offset against research and development revenues.

Beyond Muscle Contractility

We have developed preclinical expertise in the mechanics of skeletal, cardiac and smooth muscle that extends from proteins to tissues to intact animal models. Our translational research in muscle contractility has enabled us to better understand the potential impact of small molecule compounds that increase skeletal or cardiac muscle contractility and to apply those findings to the further evaluation of our drug candidates in clinical populations. In addition to contractility, the other major functions of muscle play a role in certain diseases that could benefit from novel mechanism treatments. Accordingly, our knowledge of muscle contractility may serve as an entry point to the discovery of novel treatments for disorders involving muscle functions other than muscle contractility. We are leveraging our current understandings of muscle biology to investigate new ways of modulating these other aspects of muscle function for other potential therapeutic applications.

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

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;

•	the uncertainty of clinical trial results, including variability in patient response;

•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;

•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility;

•	the possibility that results from non-clinical studies may adversely impact the timing or further development of our drug candidates; and

•	possible delays in the characterization, formulation and manufacture, packaging, labeling and distribution of drug candidates and other compounds.

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

Financial Overview

Revenues

Our current revenue sources are limited, and we do not expect to generate any revenue from product sales for several years, if at all. We have recognized revenues from our strategic alliances with Amgen, Astellas, and MyoKardia, Inc. (“MyoKardia”) and grant revenues from The ALS Association (the “ALSA”).

The following table summarizes the sources of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively, as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Astellas
License revenues	$62,171	$13,918	$9,836
Research and development revenues	15,111	12,184	32,391

Total Revenues from Astellas	77,282	26,102	42,227
Amgen
Research and development revenues, net	27,882	2,481	4,538

Total Revenues from Amgen	27,882	2,481	4,538
MyoKardia - Research and development revenues	150	—	100
ALSA - Grant Revenue	1,085	75	—
Other Revenue	8	—	75

Total revenues	$106,407	$28,658	$46,940

Astellas

In June 2013, we entered into a license and collaboration agreement with Astellas (the “Original Astellas Agreement”), that was amended and restated in December 2014 (the “2014 Astellas Agreement”).

Refer to Item 1, “Business — Skeletal Muscle Contractility Program — CK-2127107 — Astellas Strategic Alliance” for further details regarding the collaboration agreements.

In July 2013, we received an upfront payment of $16.0 million in connection with the execution of the Original Astellas Agreement. The Original Astellas Agreement provided for us to potentially receive over $24.0 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration and for research and early and late stage development milestone payments based on various research and clinical milestones. We determined the license and the research and development services relating to the Original Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, we are recognizing this revenue using the proportional performance model. During 2014, revenue from reimbursement of research and development activities also included $2.0 million in research and development milestone fees and $15.0 million in milestone fees in connection with the decision made by Astellas to advance CK-2127107 into Phase 2 clinical development.

In January 2015, we received an upfront license fee payment of $30.0 million in connection with the execution of the 2014 Astellas Agreement. Also, in conjunction with the execution of the 2014 Astellas Agreement, we entered into a common stock purchase agreement pursuant to which we sold 2,040,816 shares of our common stock to Astellas at a price per share of $4.90. The aggregate purchase price of $10.0 million was received in December 2014. We determined the fair value of the stock issued to Astellas to be $9.1 million. The $0.9 million excess of cash received over fair value of was deferred and will be recognized as revenue as services are performed over approximately 24 months. We determined that the license and the research and development services relating to the 2014 Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, we are recognizing this revenue using the proportional performance model over the initial research term of the 2014 Astellas Agreement.

Concurrently with the execution of the 2014 Astellas Agreement and related common stock purchase agreement, we received $15.0 million as a milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. We were also eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the 2014 Astellas Agreement.

In 2016, Cytokinetics and Astellas further amended the collaboration agreement to expand the collaboration to include the development of CK-2127107 (“2016 Astellas Amendment”) for the potential treatment of ALS, as well as the possible development in ALS of other fast skeletal regulatory activators previously licensed by Cytokinetics to Astellas. The 2016 Astellas Amendment became effective in September 2016. In connection with the 2016 Astellas Amendment, we received a non-refundable upfront amendment fee of $35.0 million. In addition, we received the accelerated payment of a $15.0 million milestone for the initiation of the first Phase 2 clinical trial of CK-2127107 as the lead compound in ALS that was otherwise provided for in the 2014 Astellas Agreement, as if such milestone had been achieved upon the execution of the 2016 Astellas Amendment. We determined that the ALS license and the additional research and development services relating to the 2016 Astellas Amendment each have stand-alone value. We have recognized $50.0 million license revenue related to the ALS license on the effective date of the arrangement while the allocated consideration for the research and development services will be recognized over the development term on a proportional basis. During 2016, revenue from reimbursement of research and development activities also included $2.0 million in research and development milestone fees.

Refer to Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements for further details regarding the accounting treatment under this collaboration agreement.

Under the Current Astellas Agreement, additional research and early and late state development milestone payments which are based on various research and clinical milestones, including the initiation of certain clinical studies, the submission for approval of a drug candidate to certain regulatory authorities for marketing approval and the commercial launch of collaboration products could total over $600.0 million, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million related to CK-2127107 in each of SMA and other neuromuscular indications. Additionally, $200.0 million in commercial milestones could be received under the Current Astellas Agreement provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could become due.

In the event Astellas commercializes any collaboration products, the Company will receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. We can co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. Under the Current Astellas Agreement, we retain an option to co-promote collaboration products containing fast skeletal troponin activators for neuromuscular indications in the U.S., Canada and Europe, in addition to its option to co-promote other collaboration products in the U.S. and Canada as provided for in the Original Astellas Agreement. Astellas will reimburse us for certain expenses associated with its co-promotion activities.

In connection with the execution of the 2016 Astellas Amendment, the Company received a $15.0 million non-refundable option fee for the grant of the Option on Tirasemtiv in October 2016. Prior to Astellas’ exercise of the option, the Company will continue the development of tirasemtiv, including the VITALITY-ALS trial, at its own expense to support regulatory approval in the U.S., EU and certain other jurisdictions and will retain the final decision making authority on the development of tirasemtiv.

Amgen

In June 2013, we and Amgen executed an amendment (the “Amgen Agreement Amendment”) to the Amgen Agreement to include Japan, resulting in a worldwide collaboration.

Further details regarding our strategic alliance with Amgen can be found in Item 1 of this report under “Research and Development Programs — Cardiac Muscle Contractility Program — Amgen Strategic Alliance.”

We have received reimbursements from Amgen for certain research and development activities during 2016, 2015 and 2014, which we recorded as revenue as the related expenses were incurred. We may be eligible to receive further reimbursements from Amgen for certain research and development activities, which we will record as revenue if and when the related expenses are incurred. We record amounts received in advance of performance as deferred revenue. Revenues related to the reimbursement of FTEs were based on negotiated rates intended to approximate the costs for our FTEs.

Refer to Note 7, “Related Parties and Related Party Transactions” in the Notes to Consolidated Financial Statements for further details regarding the accounting treatment under this collaboration agreement.

Under the Amgen Agreement, as amended, the Company is eligible to receive over $300.0 million in additional development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments would become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities and therefore none of these milestones was deemed to be substantive.

In December 2016, we received a $26.7 million milestone payment from Amgen coincident with the start of GALACTIC-HF. The $26.7 million milestone payment from Amgen was recognized as revenue for the year ended December 31, 2016. We recognized no revenue for milestones achieved under the Amgen Agreement during the years ended December 31, 2015 and 2014. Also in December 2016, we provided notice of our exercise of our option to co-invest in the Phase 3 development program of omecamtiv mecarbil in exchange for increased royalties from Amgen on worldwide sales of omecamtiv mecarbil outside Japan.

MyoKardia

In August 2012, we entered into a collaboration agreement with MyoKardia. Under an agreed research plan, scientists from MyoKardia and our FTEs conducted research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. We provided MyoKardia access to certain research facilities, and provided FTEs and other resources at agreed reimbursement rates that approximated our costs. We were the primary obligor in the collaboration arrangement, and accordingly, we recorded expense reimbursements from MyoKardia as research and development revenue. The research plan ended as planned in August 2013. In October 2016, we received a $0.2 million milestone payment from MyoKardia for the initiation of first Phase IIa clinical trial.

ALSA Grant

In July 2015, we were awarded a $1.5 million grant from The ALS Association (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. The grant provides funding for collaboration among Cytokinetics, The ALS Association and the Barrow Neurological Institute to enable plasma samples collected from patients enrolled in VITALITY-ALS to be added to The Northeastern ALS Consortium (NEALS) Repository, a resource for the academic research community to identify biomarkers that may help to assess disease progression and underlying disease mechanisms in ALS. In August 2015, we achieved the first milestone under the ALSA Grant which triggered a payment of $0.5 million in accordance with the ALSA Grant and in 2016, we achieved a second milestone which triggered a payment of $0.3 million in accordance with the ALSA Grant. We recorded grant revenue as qualified expenses were incurred and approved by management.

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

Stock Compensation

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock units, and employee stock purchases for 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development	$4,252	$1,828	$1,361
General and administrative	2,894	2,739	1,969

Stock-based compensation included in operating expenses	$7,146	$4,567	$3,330

As of December 31, 2016, there was $8.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years and $3.1 million of unrecognized compensation cost related to unvested restricted stock units, including the performance stock units (PSU’s), which is expected to be recognized over a weighted-average period of 1.2 years.

Results of Operations

Years ended December 31, 2016, 2015 and 2014

Revenues

	Years Ended December 31,			Increase (Decrease)
	2016	2015	2014	2016	2015
	(In millions)
Research and development revenues from related parties, net	$43.0	$14.7	$19.5	$28.3	$(4.8)
Research and development, grant and other revenues	1.2	0.1	17.6	1.1	(17.5)
License revenues from related parties	62.2	13.9	—	48.3	13.9
License revenues	—	—	9.8	—	(9.8)

Total revenues	$106.4	$28.7	$46.9	$77.7	$(18.2)

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Astellas and Amgen. Revenues from Astellas, which became a related party in December 2014, were $15.1 million, $12.2 million, and $15.0 million for years ended December 31, 2016, 2015 and 2014, respectively, and consisted of reimbursements of internal costs for certain full-time employee equivalents, and other research and development expenses. Revenues from Astellas in 2016 and 2014 included $2.0 million and $15.0 million in milestone revenues, respectively. All research and development revenues from Astellas, prior to it becoming a related party are classified in research and development, grant and other revenues. Revenues from Amgen were $27.9 million, $2.5 million and $4.5 million in 2016, 2015 and 2014, respectively. Revenue from Amgen in 2016 included $26.7 million in a milestone payment, and $0.6 million in reimbursement of internal costs for certain full-time employee equivalents, partially offset by a payment of $1.3 million related to the option to co-fund Phase 3 development of omecamtiv mecarbil for an increased royalty percentage. Revenue from Amgen in 2015 and 2014 consisted of reimbursement of internal costs for certain full-time employee equivalents, and recognition of allocated consideration relating to the Amgen Agreement Amendment.

Research and development, grant and other revenues in 2016 and 2015 consisted primarily of $1.1 million and $0.1 million of research and development revenues from our collaboration with ALSA, respectively. Research and development, grant and other revenues in 2014 consisted primarily of revenues from our strategic alliance with Astellas, prior to becoming a related party in December 2014, including $15.4 million of research and development reimbursement revenues and $2.0 million in milestone revenues from our collaboration with Astellas, as well as $0.1 million in revenue from our collaboration with MyoKardia.

License revenues from related parties refers to license revenues from our strategic alliances with Astellas and Amgen. License revenues from Astellas, which became a related party in December 2014, were $62.2 million and $13.9 million in 2016 and 2015, respectively. License revenue from Astellas in 2016 consisted of the recognition of the $50.0 million upfront license fee received from Astellas under the 2016 Astellas Amendment, and the recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015. License revenue from Astellas in 2015 consisted of the recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015 and the recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013. The upfront license fees were recognized using the proportional performance model.

License revenues refers to license revenues from our collaboration with Astellas, prior to it becoming a related party in December 2014. License revenues from Astellas included $9.8 million in 2014 of the $16.0 million upfront license fee received from Astellas in July 2013 in connection with the execution of the Original Astellas Agreement. We recognized this revenue over the term of the research and development services using the proportional performance model.

Research and development expenses

	Years Ended December 31,			Increase (Decrease)
	2016	2015	2014	2016	2015
	(In millions)
Research and development expenses	$59.9	$46.4	$44.4	$13.5	$2.0

The increase in research and development expenses in 2016 compared to 2015 was primarily due to an increase of $12.1 million in outsourced clinical costs, $4.5 million in personnel related expenses and non-cash stock compensation expense, and $0.8 million in outsourced research costs, partially offset by a decrease of $4.2 million in outsourced preclinical costs mainly associated with clinical manufacturing activities. The increase in outsourced clinical costs was comprised of an increase of $16.6 million in outsourced clinical costs mainly associated with VITALITY-ALS, offset by a $4.5 million litigation settlement in June 2016 from a contract research organization for BENEFIT-ALS. The increase in research and development expenses in 2015 compared to 2014 was primarily due to an increase of $2.0 million in outsourced preclinical costs, an increase of $1.8 million in personnel related expenses due to increased headcount, and an increase of $0.4 million in lab expenses, partially offset by a decrease of $2.1 million in outsourced clinical costs associated with the completion of BENEFIT-ALS in the second quarter of 2014.

The following presents our research and development expenses by program:

	Years Ended December 31,			Increase (Decrease)
	2016	2015	2014	2016	2015
	(In millions)
Cardiac muscle contractility	$8.1	$5.8	$7.4	$2.3	$(1.6)
Skeletal muscle contractility	49.2	36.3	32.9	12.9	3.4
Smooth muscle contractility	—	0.2	—	(0.2)	0.2
All other research programs	2.6	4.1	4.1	(1.5)	—

Total research and development expenses	$59.9	$46.4	$44.4	$13.5	$2.0

From a program perspective, the $13.5 million increase in research and development spending in 2016 compared to 2015 was primarily due to increased spending of $12.9 million for our skeletal muscle contractility program, which included our skeletal muscle contractility program for tirasemtiv for the treatment of ALS and the clinical program for CK-2127107 under our collaboration with Astellas, and a $2.3 million increase in our cardiac muscle contractility program under our collaboration with Amgen, partially offset by decreased spending of $1.5 million in our other research and preclinical programs. The $2.0 million increase in research and development spending in 2015 compared to 2014 was primarily due to increased spending of $3.4 million for our skeletal muscle contractility program, which included our skeletal muscle contractility program for tirasemtiv for the treatment of ALS, and the clinical program for CK-2127107 under our collaboration with Astellas, and a $0.2 million increase in our other research and preclinical programs, partially offset by decreased spending of $1.6 million for our cardiac muscle contractility program under our collaboration with Amgen.

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

We expect our research and development expenditures to increase significantly in 2017 compared to 2016. We expect to continue the Phase 3 clinical development of our drug candidate tirasemtiv for the potential treatment of ALS. Under our strategic alliance with Astellas, we expect to continue development of our drug candidate CK-2127107 for the potential treatment of SMA and potentially other diseases and medical conditions associated with muscle weakness or wasting. Under our strategic alliance with Amgen, we expect to continue the Phase 3 development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure.

General and administrative expenses

	Years Ended December 31,			Increase (Decrease)
	2016	2015	2014	2016	2015
	(In millions)
General and administrative expenses	$27.8	$19.7	$17.3	$8.1	$2.4

General and administrative expenses increased $8.1 million in 2016 compared to 2015 was primarily due to increased spending of $4.2 million in personnel-related expenses due to increased headcount and non-cash stock compensation expense, an increase of $1.7 million in corporate and patent legal fees, and an increase of $1.7 million in outsourced costs related to commercial development, grants and sponsorships, and accounting and finance and recruitment related costs. The increase of $2.4 million in 2015 compared to 2014 was primarily due to increased spending of $1.4 million for personnel-related costs due to increased headcount and increased spending of $0.8 million for outside services mainly related to commercial development. We expect that general and administrative expenses in 2017 will increase significantly compared to 2016, mainly due to increased headcount.

Interest expense

Interest expense for the years ended December 31, 2016 and 2015 primarily consisted of interest expense related to the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank entered into in October 2015. Interest expense increased in 2016 compared to 2015 due to interest expense related to the long-term debt obligations which commenced in fourth quarter 2015.

Interest and Other Income, net

Interest and other income, net for the years ended December 31, 2016, 2015 and 2014, primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments. In 2016 and 2015, interest income also included net gains realized upon disposal of equipment.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	As of December 31,		Increase (Decrease)
	2016	2015	2016
Financial assets:
Cash and cash equivalents	$66.9	$65.1	$1.8
Short-term investments	89.4	46.4	43.0
Long-term investments	7.6	0.2	7.4

Total cash, cash equivalents and marketable securities	$163.9	$111.7	$52.2

Borrowings:
Current portions of long-term debt	$2.5	$—	$2.5
Long-term debt	27.4	14.6	12.8

Total borrowings	$29.9	$14.6	$15.3

Working capital:
Current assets	$158.6	$113.1	$45.5
Current liabilities	(33.3)	(31.6)	(1.7)

Total working capital	$125.3	$81.5	$43.8

From August 5, 1997, our date of inception, through December 31, 2016, we funded our operations through the sale of equity securities, non-equity payments from collaborators, long term debt, capital equipment financings, grants and interest income. Due to our substantial research and development expenditures, we have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. As of December 31, 2016, we had available cash, cash equivalents and investments of $163.9 million.

Equity Securities

We have received net proceeds from the sale of equity securities of $500.0 million from August 5, 1997, the date of our inception, through December 31, 2016, excluding sales of equity to Amgen, Astellas, and GlaxoSmithKline (“GSK”). Included in these proceeds are $94.0 million received upon closing of the initial public offering of our common stock in May 2004. In connection with execution of our collaboration and license agreement with GSK in 2001, GSK made a $14.0 million equity investment in us. GSK made additional equity investments in us in 2003 and 2004 of $3.0 million and $7.0 million, respectively. In January 2007, in connection with the execution of the Amgen Agreement, we received net proceeds of $32.9 million from a stock purchase agreement with Amgen. In June 2013, in conjunction with the Amgen Agreement Amendment, we sold 1,404,100 shares of common stock to Amgen for an aggregate purchase price of $10.0 million. In December 2014, in connection with the 2014 Astellas Agreement, we sold 2,040,816 shares of common stock to Astellas for an aggregate purchase price of $10.0 million.

Collaboration Partners

On a cumulative basis through December 31, 2016, we have received $160.7 million in non-equity payments from Amgen, $169.1 million in non-equity payments from Astellas, and $54.5 million in non-equity payments from GSK, in each case related to our strategic alliances.

Original Astellas Agreement

In June 2013, we entered into the Original Astellas Agreement (see Note 7, “Related Party Research and Development Arrangements” in the Notes to Consolidated Financial Statements). In July 2013, we received an upfront non-refundable license payment of $16.0 million in connection with the execution of the Original Astellas Agreement. Pursuant to that agreement we were eligible to potentially receive over $24.0 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, the agreement also provided for payments for the achievement of pre-specified milestones relating to the joint research and development program.

2014 Astellas Agreement

In December 2014, we entered into the 2014 Astellas Agreement, which superseded the Original Astellas Agreement (see Note 7, “Related Party Research and Development Arrangements” in the Notes to Consolidated Financial Statements). Under the terms of the 2014 Astellas Agreement, we received a non-refundable upfront license fee of $30.0 million in January 2015. In conjunction with the 2014 Astellas Agreement, we also entered into a common stock purchase agreement pursuant to which we sold 2,040,816 shares common stock to Astellas at a price per share of $4.90. The aggregate purchase price of $10.0 million was received in December 2014. We determined the fair value of the stock issued to Astellas to be $9.1 million. The excess of cash received over fair value of $0.9 million was deferred and will be recognized as revenue as services are performed over approximately 24 months.

We were eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following execution of the 2014 Astellas Agreement.

2016 Astellas Amendment (Inclusion of ALS as an Added Indication and Option on Tirasemtiv)

The 2016 Amendment to the 2014 Astellas Agreement (“2016 Astellas Amendment”) became effective in September 2016 (collectively with the 2014 Astellas Agreement, the “Current Astellas Agreement”). Under the 2016 Astellas Amendment, we granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv. If Astellas exercises the option, Astellas will receive exclusive worldwide commercialization rights for Astellas outside Cytokinetics’ commercialization territory in North America, Europe and other select countries. In addition, the 2016 Astellas Amendment expands our collaboration with Astellas to include the development of CK-2127107 for the potential treatment of ALS, as well as other fast skeletal regulatory activators licensed to Astellas under the 2014 Astellas Agreement. Finally, the 2016 Astellas Amendment extends the existing joint research program focused on the discovery of additional next-generation skeletal muscle activators through 2017, including sponsored research at Cytokinetics.

In connection with the execution of the 2016 Astellas Amendment, we received a $15.0 million non-refundable option fee for the grant of the Option on Tirasemtiv. Prior to Astellas’ exercise of the option, we will continue the development of tirasemtiv, including VITALITY-ALS, at our own expense to support regulatory approval in the U.S., EU and certain other jurisdictions and will retain the final decision making authority on the development of tirasemtiv. If Astellas exercises the option, we will grant Astellas an exclusive license to develop and commercialize tirasemtiv outside Cytokinetics’ own commercialization territory of North America, Europe and other select countries. Each party would be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory.

Also in connection with the execution of the 2016 Astellas Amendment, we received a non-refundable upfront amendment fee of $35.0 million. We also received the accelerated payment of a $15.0 million milestone payment for the initiation of the first Phase 2 clinical trial of CK-2127107 as the lead compound in ALS that was otherwise provided for in the 2014 Astellas Agreement, as if such milestone had been achieved upon the execution of the 2016 Astellas Amendment. The parties will share equally the costs of developing CK-2127107 in ALS for the potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS, subject to a right to recoup Cytokinetics’ share of such costs plus a 100% premium by reducing future milestone and royalty payments to Cytokinetics, and (ii) Cytokinetics may defer (but not eliminate) a portion of its co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. Cytokinetics has the right to co-fund its share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas. We are also eligible to receive up to approximately $41.8 million in additional sponsored research and development funding through 2018 which includes Astellas’ funding of Cytokinetics’ conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $36.6 million) as well as the continuing research collaboration (approximately $5.2 million). In 2016, 2015, and 2014, we recognized revenue of $77.3 million, 26.1 million, and $42.2 million, respectively relating to the Current Astellas Agreement.

Under the Current Astellas Agreement, based on the achievement of pre-specified criteria, Cytokinetics may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for CK-2127107 in each of SMA, ALS and other neuromuscular indications. Cytokinetics may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products under the Current Astellas Agreement. If Astellas commercializes any collaboration products, Cytokinetics will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics can co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial launch and sales milestones, Cytokinetics may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

If Astellas exercises its option for a global collaboration for the development and commercialization of tirasemtiv, Cytokinetics will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from the VITALITY-ALS trial) to $80.0 million (if exercise occurs following receipt of FDA approval) and a milestone payment of $30.0 million from Astellas associated with Cytokinetics’ initiation of the open-label extension trial for tirasemtiv (VIGOR-ALS). Cytokinetics will be responsible for the development costs of tirasemtiv during the option period, but if Astellas’ exercises the option after the defined review period following receipt of data from VITALITY-ALS, Astellas will at the time of option exercise reimburse Cytokinetics for a share of any additional costs incurred after such review period.

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

Amgen Agreement Amendment

In June 2013, we entered into the Amgen Agreement Amendment, which expanded our strategic alliance to include Japan (see Note 7, “Related Party Research and Development Arrangements” in the Notes to Consolidated Financial Statements). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement pursuant to which we sold 1,404,100 shares common stock to Amgen at a price per share of $7.12. The aggregate purchase price of $10.0 million was received in June 2013. We determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and was recognized as revenue as services were performed over approximately 12 months.

Under the Amgen Agreement as amended, we are eligible for potential additional pre-commercialization and commercialization milestone payments of over $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. In December 2016, we provided notice of our initial exercise of our option to co-invest at the $10.0 million level in the Phase 3 development program of omecamtiv mecarbil in exchange for an incremental royalty from Amgen of up to 1% on increasing worldwide sales of omecamtiv mecarbil outside Japan. In February 2017, we agreed to increase our co-funding to $40 million, which will make us eligible to receive an incremental royalty of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside of Japan and afford us the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities.

Royalty Purchase Agreement

In February 2017, we entered into a Royalty Purchase Agreement (“Royalty Agreement”) with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. Under the Royalty Agreement, we sold a portion of our right to receive royalties on future net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement (as amended) to RPI for a payment of $90.0 million and an investment in our common stock of $10.0 million pursuant to a concurrently executed Common Stock Purchase Agreement with RPI. See Note 15 – “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.

February 2014 Public Offering

On February 25, 2014, we closed an underwritten public offering for the issuance and sale of 5,031,250 shares of our common stock. The gross proceeds from this public offering were $40.3 million and net proceeds were $37.5 million, after deducting the underwriting discount and offering expenses.

Cantor Fitzgerald

On September 4, 2015, we entered into a $40.0 million Controlled Equity Offering Sales Agreement (“CE Offering”) with Cantor Fitzgerald & Co., pursuant to which we issue and sold, through December 31, 2016, 808,193 shares for total net proceeds of approximately $8.7 million. Through February 23, 2017, we issued and sold 993,408 shares for total net proceeds of approximately $11.0 million and $28.7 million remains available to us under the September 2015 Registration Statement.

Warrants issued in June 2012 Public Offerings

On June 20, 2012, we entered into underwriting agreements for two separate, concurrent offerings of our securities (the “June 2012 Public Offerings”). The warrants issued in the June 2012 Public Offerings became exercisable upon issuance and will remain exercisable until June 25, 2017. In August 2016, warrants to purchase 104,533 shares of our common stock at an exercise price of $5.28 per share were exercised in accordance with the June 2012 Public Offerings underwriting agreements. In September 2016, we issued 690,580 shares of common stock related to cashless exercise of warrants. As of December 31, 2016, warrants to purchase 4,104,966 shares of our common stock were outstanding and exercisable.

October 2015 Loan Agreement

On October 19, 2015 and February 10, 2016, we entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford,”) as the collateral agent and a lender, and Silicon Valley Bank

(“SVB,”) as a lender (Oxford and SVB collectively the “Lenders”) to fund our working capital and other general corporate needs, for Term A and Term B, respectively. We can, in our sole discretion, draw down an additional $10.0 million under the Loan Agreement from the Lenders, at any time prior to March 31, 2017, subject to Cytokinetics’ satisfaction of specified conditions precedent related to the earlier of (i) the occurrence of an equity even as described in the Loan Agreement, or (ii) specified results from VITALITY-ALS, the Company’s Phase 3 trial of tirasemtiv, each as specified in the Loan Agreement. As of December 31, 2016 we received $29.9 million from these loan and security agreements for Term A and Term B, net of issuance cost. Note 9, “Long-Term Debt” of the Notes to Consolidated Financial Statements for further details.

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $163.9 million at December 31, 2016, compared to $111.6 million at December 31, 2015. The increase of $52.3 million was primarily due to the receipt of $65.0 million from Astellas in October 2016, receipt of a $26.7 million milestone payment from Amgen in December 2016, and net proceeds received from the Loan Agreement of $14.9 million and other net cash provided by operations.

Net cash provided by operating activities was $37.0 million in the year ended December 31, 2016 and was largely due to the receipt of $65.0 million from Astellas in October 2016, the receipt of a $26.7 million milestone payment from Amgen in December 2016, partially offset by cash used by operations due to the ongoing research and development activities, and general and administrative spend to support those activities. Net income for the year ended December 31, 2016 included non-cash stock based compensation of $7.1 million. At December 31, 2016, deferred revenue of $23.1 million related primarily to the deferral of revenue for Astellas’ Option on Tirasemtiv.

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

Net cash used in investing activities of $52.1 million in the year ended December 31, 2016 was primarily due to purchases of investments of $145.2 million and purchases of property and equipment of $1.6 million, partially offset by cash proceeds from the maturities of investments of $94.6 million. Net cash provided by investing activities of $16.1 million in the year ended December 31, 2015 was primarily due to proceeds from the maturity of investments of $132.2 million which exceeded purchases of investments by $16.6 million, partially offset by cash used by investing activities for purchases of property and equipment. Net cash used in investing activities of $4.0 million in the year ended December 31, 2014 was primarily due to purchases of investments, which exceeded proceeds from the maturity of investments by $2.9 million, and purchases of property and equipment.

Net cash provided by financing activities was $16.9 million in the year ended December 31, 2016 was primarily due to net proceeds from the Loan Agreement of $14.9 million, proceeds from common stock purchases under our Employee Stock Purchase Plan of $0.9 million, proceeds from common stock issuances from warrant exercises of $0.6 million, and net proceeds from issuances of restricted stock to employees and employee stock option exercises of $0.4 million. Net cash provided by financing activities was $23.9 million in the year ended December 31, 2015 was primarily due to net proceeds from the Loan Agreement of $14.9 million, net proceeds pursuant to the CE Offering of $8.7 million, and net proceeds from issuances of restricted stock to employees and employee stock option exercises of $0.4 million. Net cash provided by financing activities was $48.9 million in the year ended December 31, 2014 and primarily consisted of net proceeds of $37.5 million from the February 2014 public offering, net proceeds of $2.4 million from sales of our common stock pursuant to the MLV Agreement and proceeds of $9.1 million from the sale of common stock to Astellas.

Shelf Registration Statements

In November 2013, we filed a shelf registration statement with the SEC, which was declared effective in December 2013 (the “December 2013 Shelf”). The December 2013 Shelf allowed us to issue common stock and preferred stock, and/or warrants to purchase any of such securities with a total value of up to $150.0 million. This shelf expired when the January 2017 Shelf became effective.

In September 2015, we filed a registration statement on Form S-3 with the SEC, which was declared effective in September 2015 (the “September 2015 Registration Statement”) in conjunction with the CE Offering with Cantor Fitzgerald & Co. Pursuant to the terms of the CE Offering we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock, having an aggregate offering price of up to $40.0 million. As of December 31, 2016, 808,193 shares of common stock were sold pursuant the CE Offering for total net proceeds of approximately $8.7 million. As of February 23, 2017, $28.7 million remains available to us under the September 2015 Registration Statement.

In December 2016, we filed a registration statement on Form S-3 with the SEC, which was declared effective in January 2017 (the “January 2017 Shelf”). The January 2017 Shelf registered up to $200.0 million of our common stock and preferred stock, and/or warrants to purchase any of such securities. The specific terms any offering pursuant to under the January 2017 Shelf will be established at the time of such offering.

Contractual Obligations and Commitments

Our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due by Period
	2017	2018-2019	2020-2021	Beyond	Total
Long-term debt(1)	$2,500	$20,000	$7,500	$—	$30,000
Interest obligation on long-term debt(2)	$2,268	$2,725	$1,438	$—	$6,431
Operating lease obligations(3)	$3,703	$1,860	$—	$—	$5,563
Co-investment option(4)	$5,000	$3,750	$—	$—	$8,750

Total obligations	$13,471	$28,335	$8,938	$—	$47,744

(1)	For further discussion regarding long-term debt, see Note 9, “Long-Term Debt” of the Notes to Consolidated Financial Statements.

(2)	Interest obligation on long-term debt has been calculated based on the interest rate applicable as of December 31, 2016.

(3)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.

(4)

In February 2017, the Company provided notice to Amgen of its further exercise of its co-invest option in the additional amount of $30.0 million (i.e. to fully co-invest $40.0 million) in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement. For further discussion regarding co-investment option, see Note 7, “Related Parties and Related Party Transaction” of the Notes to Consolidated Financial Statements.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We plan to continue development of our fast skeletal troponin activator tirasemtiv for the potential treatment of ALS. We plan to continue development of our fast skeletal troponin activator CK-2127107 for the potential treatment of SMA, COPD, ALS and potentially other diseases and conditions related to skeletal muscle weakness or wasting and research of potential next-generation compounds as part of our strategic alliance with Astellas. We plan to continue to support the development of our cardiac muscle myosin activator omecamtiv mecarbil for the potential treatment of heart failure and the research of potential next-generation compounds as part of our strategic alliance with Amgen. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection.

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

We have incurred an accumulated deficit of $518.3 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Investments

Available-for-sale investments.    Our investments consist of U.S. Treasury securities, and money market funds. We designate all investments as available-for-sale. Therefore, they are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. See Note 4, “Cash

Equivalents and Investments” in the Notes to Consolidated Financial Statements for further detailed discussion. Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in Interest and Other, net.

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

Research and development revenues and cost reimbursements are based upon negotiated rates for our FTEs and actual out-of-pocket costs. FTE rates are negotiated rates that are based upon our costs, and which we believe approximate fair value. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful. In revenue arrangements in which both parties make payments to each other, we evaluate the payments to determine whether payments made by us will be recognized as a reduction of revenue or as expense. Revenue we recognize may be reduced by payments made to the other party under the arrangement unless we receive a separate and identifiable benefit in exchange for the payments and we can reasonably estimate the fair value of the benefit received. In arrangements in which we are the primary obligor, we record expense reimbursements from the other party as research and development revenue. If we are not the primary obligor, we record payments as a reduction of revenue.

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

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. We did not record an income tax provision in the years ended December 31, 2016, 2015 or 2014 because we either had net taxable losses in these periods or was able to utilize tax attributes to offset taxable income.

Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting our future results, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2016, 2015 and 2014. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance decreased by $2.2 million in 2016 and increased by $13.9 million in 2015 and $1.0 million in 2014.

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

Interest accrued related to unrecognized tax benefits and penalties was zero for 2016, 2015 and 2014. We account for interest related to unrecognized tax benefits and penalties by classifying both as income tax expense in the financial statements in accordance with the accounting guidance for uncertainty in income taxes. We do not expect our unrecognized tax benefits to change materially over the next twelve months.

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

The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio (dollars in thousands):

	2017	Fair Value at December 31, 2016
Assets:
Investments, Short Term	$89,375	$89,375
Average interest rate	0.6%
Investments — U.S. Treasury, Long Term	$7,496	$7,496
Average interest rate	0.8%

Long Term Debt

Principal payments on our Loan Agreement are paid in 36 equal installments beginning on October 2017 with the outstanding balance to be repaid in October 2020. The loan bears interest at a rate of 7.5% per annum. The outstanding borrowings carry a fixed interest rate, however, changes in market interest rates may affect the fair value of the loan, but do not impact earnings or cash flows. The net carrying value of the Loan Agreement as of December 31, 2016 is $29.9 million and approximates fair value. Borrowings under the Loan Agreement as of December 31, 2016 totaled $30 million with a weighted average interest rate of 7.5%.

The following are the future payments under the terms of the Loan Agreement:

2017	$4,768
2018	11,743
2019	10,982
2020	8,938

Total minimum payments	36,431
Less: Interest and final payment	(6,431)

Notes payable, gross	$30,000

Item 8.     Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytokinetics, Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cytokinetics, Incorporated and its subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 6, 2017

CYTOKINETICS, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,874	$65,076
Short-term investments	89,375	46,366
Related party accounts receivable	24	12
Prepaid and other current assets	2,360	1,653

Total current assets	158,633	113,107
Long-term investments	7,672	179
Property and equipment, net	3,637	1,751
Other assets	200	200

Total assets	$170,142	$115,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,236	$2,238
Accrued liabilities	18,047	8,421
Deferred revenue, current	8,060	20,858
Current portion of long-term debt	2,500	—
Short-term portion of deferred rent and interest payable	415	132

Total current liabilities	33,258	31,649
Long-term debt	27,381	14,639
Deferred revenue, non-current	15,000	—
Long-term portion of deferred rent	142	359

Total liabilities	75,781	46,647

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value:
Authorized: 163,000,000 shares at December 31, 2016 and 81,500,000 shares at December 31, 2015;
Issued and outstanding: 40,646,595 shares at December 31, 2016 and 39,581,692 shares at December 31, 2015	41	40
Additional paid-in capital	612,474	603,145
Accumulated other comprehensive income	137	149
Accumulated deficit	(518,291)	(534,744)

Total stockholders’ equity	94,361	68,590

Total liabilities and stockholders’ equity	$170,142	$115,237

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Revenues:
Research and development revenues from related parties, net	$42,994	$14,665	$19,538
Research and development, grant and other revenues	1,242	75	17,566
License revenues from related parties	62,171	13,918	—
License revenues	—	—	9,836

Total revenues	106,407	28,658	46,940

Operating expenses:
Research and development	59,897	46,398	44,426
General and administrative	27,823	19,667	17,268

Total operating expenses	87,720	66,065	61,694

Operating income (loss)	18,687	(37,407)	(14,754)
Interest expense	(2,698)	(268)	—
Interest and other income, net	464	174	108

Income (loss) before income taxes	16,453	(37,501)	(14,646)
Income tax benefit	—	—	—

Net income (loss)	$16,453	$(37,501)	$(14,646)

Net income (loss) per share — basic	$0.41	$(0.97)	$(0.41)

Net income (loss) per share — diluted	$0.39	$(0.97)	$(0.41)

Weighted-average number of shares used in computing net income (loss) per share — basic	39,943	38,814	35,709

Weighted-average number of shares used in computing net income (loss) per share — diluted	42,561	38,814	35,709

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net	(12)	153	(11)

Comprehensive income (loss)	$16,441	$(37,348)	$(14,657)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
	(In thousands, except share and per share data)
Balance, December 31, 2013	30,681,624	$31	$537,001	$7	$(482,597)	$54,442
Issuance of common stock upon exercise of stock options for cash at $6.00 per share	390	—	2	—	—	2
Issuance of common stock pursuant to ESPP at a weighted price of $3.38 per share	19,726	—	67	—	—	67
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	11,704	—	(96)	—	—	(96)
Issuance of common stock upon exercise of warrants	510,125	1	5	—	—	6
Issuance of common stock to MLV at $6.64-$6.79 per share, net of commission and issuance costs of $74	364,103	—	2,376	—	—	2,376
Issuance of common stock to collaborative partner for $4.90 per share, net of issuance costs of $8	2,040,816	2	9,100	—	—	9,102
Issuance of common stock pursuant to February 2014 public offerings at $8.00 per share, net of issuance costs of $2,800	5,031,250	5	37,487	—	—	37,492
Stock-based compensation	—	—	3,330	—	—	3,330
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(14,646)	(14,646)

Balance, December 31, 2014	38,659,738	$39	$589,272	$(4)	$(497,243)	$92,064
Issuance of common stock upon exercise of stock options at a weighted price of $6.22 per share	68,635	—	427	—	—	427
Issuance of common stock pursuant to ESPP at a weighted price of $3.24 per share	21,167	—	69	—	—	69
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	23,725	—	(144)	—	—	(144)
Issuance of common stock upon exercise of warrants	234	—	—	—	—	—
Issuance of common stock under CE Offering at $7.00-$12.68 per share, net of commission and issuance costs of $205	808,193	1	8,672	—	—	8,673
Issuance of warrants pursuant to the Loan Agreement	—	—	282	—	—	282
Stock-based compensation	—	—	4,567	—	—	4,567
Other comprehensive income	—	—	—	153	—	153
Net loss	—	—	—	—	(37,501)	(37,501)

Balance, December 31, 2015	39,581,692	$40	$603,145	$149	$(534,744)	$68,590
Issuance of common stock upon exercise of stock options at a weighted price of $6.75 per share	74,556	—	503	—	—	503
Issuance of common stock pursuant to ESPP at a weighted price of $7.08 per share	129,604	—	917	—	—	917
Issuance of common stock upon vesting of restricted stock units, net of taxes withheld	25,745	—	(135)	—	—	(135)
Issuance of common stock upon exercise of warrants	834,998	1	610	—	—	611
Issuance of warrants pursuant to the Loan Agreement	—	—	288	—	—	288
Stock-based compensation	—	—	7,146	—	—	7,146
Other comprehensive loss	—	—	—	(12)	—	(12)
Net income	—	—	—	—	16,453	16,453

Balance, December 31, 2016	40,646,595	$41	$612,474	$137	$(518,291)	$94,361

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$16,453	$(37,501)	$(14,646)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	741	589	490
Gain on disposal of equipment	(18)	(18)	—
Non-cash interest expense	534	3	—
Stock-based compensation	7,146	4,567	3,330
Gain on sale of investments	—	(3)	(6)
Changes in operating assets and liabilities:
Related party accounts receivable	(12)	46,634	(46,641)
Prepaid and other assets	(707)	(396)	274
Accounts payable	1,698	755	(2,178)
Accrued and other liabilities	8,945	2,995	(2,865)
Deferred revenue	2,202	(12,742)	17,399

Net cash provided by (used in) operating activities	36,982	4,883	(44,843)

Cash flows from investing activities:
Purchases of investments	(145,158)	(115,566)	(107,043)
Proceeds from sales and maturities of investments	94,645	132,190	104,098
Purchases of property and equipment	(1,596)	(562)	(1,104)
Proceeds from sales of property and equipment	33	1	—

Net cash provided by (used in) investing activities	(52,076)	16,063	(4,049)

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	—	8,673	48,971
Proceeds from long term debt, net of debt discount and issuance costs	14,996	14,890	—
Proceeds (payments) from stock based award activities and warrants, net	1,896	352	(22)

Net cash provided by financing activities	16,892	23,915	48,949

Net increase in cash and cash equivalents	1,798	44,861	57
Cash and cash equivalents, beginning of period	65,076	20,215	20,158

Cash and cash equivalents, end of period	$66,874	$65,076	$20,215

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $518.3 million since inception and there can be no assurance that the Company will attain profitability. The Company had net income of $16.4 million and net cash provided by operations of $37.0 million for the year ended December 31, 2016. Cash, cash equivalents and investments increased to $163.9 million at December 31, 2016 from $111.6 million at December 31, 2015. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments will be sufficient to fund its cash requirements for at least the next 12 months. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). Intercompany transactions and balances have been eliminated in consolidation.

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

The Company performs an ongoing credit evaluation of its strategic partners’ financial conditions and generally does not require collateral to secure accounts receivable from its strategic partners. The Company’s exposure to credit risk associated with non-payment will be affected principally by conditions or occurrences within Amgen Inc. (“Amgen”) and Astellas Pharma Inc. (“Astellas”), its strategic partners. Approximately 26%, 9% and 10% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively, were derived from Amgen. There were no accounts receivable due from Amgen at December 31, 2016 and 2015. Approximately 73%, 91% and 90% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively, were derived from Astellas. There were no accounts receivable due from Astellas at December 31, 2016 and 2015. See also Note 7, “Related Party Transactions,” regarding the collaboration agreements with Amgen and Astellas.

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

The Company’s operations and employees are located in the United States. In the year ended December 31, 2016, 27% of the Company’s revenues were received from entities located in the United States and 73% were received from a Japanese entity. In the year ended December 31, 2015, 9% of the Company’s revenues were received from entities located in the United States and 91% were received from a Japanese entity. In the year ended December 31, 2014, 10% of the Company’s revenues were received from entities located in the United States and 90% were received from a Japanese entity.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment, net

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue under the Company’s license and collaboration arrangements is recognized based on the performance requirements of the contract. Research and development revenues, which are earned under agreements with third parties for agreed research and development activities, may include non-refundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. The Company’s collaborations prior to January 1, 2011 with multiple elements were evaluated and divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there was vendor-specific objective and reliable evidence (“VSOE”) of the fair value of the undelivered items. The consideration the Company received was allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria were applied to each of the separate units. The consideration the Company received was combined and recognized as a single unit of accounting when criteria for separation were not met. On January 1, 2011, ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements (“ASC 605-25”) on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements the Company entered into on or after January 1, 2011. Under this updated guidance, revenue is allocated to each element using a selling price hierarchy, where the selling price for an element is based on VSOE if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price, if neither VSOE nor TPE is available.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and development revenues and cost reimbursements are based upon negotiated rates for the Company’s full-time employee equivalents (“FTE”) and actual out-of-pocket costs. FTE rates are negotiated rates that are based upon the Company’s costs, and which the Company believes approximate fair value. Any amounts received in advance of performance are recorded as deferred revenue. None of the revenues recognized to date are refundable if the relevant research effort is not successful. In revenue arrangements in which both parties make payments to each other, the Company evaluates the payments in accordance with the accounting guidance for arrangements under which consideration is given by a vendor to a customer, including a reseller of the vendor’s products, to determine whether payments made by us will be recognized as a reduction of revenue or as expense. In accordance with this guidance, revenue recognized by the Company may be reduced by payments made to the other party under the arrangement unless the Company receives a separate and identifiable benefit in exchange for the payments and the Company can reasonably estimate the fair value of the benefit received. In arrangements in which the Company is the primary obligor, the Company records expense reimbursements from the other party as research and development revenue. If the Company is not the primary obligor, the Company records payments as a reduction of revenue.

Funds received from third parties under grant arrangements are recorded as revenue if the Company is deemed to be the principal participant in the grant arrangement as the activities under the grant are part of the Company’s development program. If the Company is not the principal participant, the grant funds are recorded as

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income (Loss)

The Company follows the accounting standards for the reporting and presentation of comprehensive income (loss) and its components in a continuous statement of comprehensive income (loss). Comprehensive income (loss) includes all changes in stockholders’ equity during a period from non-owner sources. Comprehensive income (loss) for each of the years ended December 31, 2016, 2015, and 2014 was equal to net loss adjusted for unrealized gains and losses on investments.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2016, the FASB issued ASU 2016-09, Stock compensation (Topic 718). ASU 2016-09 simplifies various aspects of accounting for share-based payments and presentation in the financial statements. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is permitted. We do not anticipate the adoption to have a material effect on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires management to record right-to-use asset and lease liability on the statement of financial position for operating leases. ASU 2016-02 is effective for annual and interim reporting periods beginning on or after December 15, 2018 and modified retrospective approach is required. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim reporting periods beginning on or after December 15, 2016 and early adoption is permitted. The Company adopted this new standard for the year ended December 31, 2016, and adoption did not have a material impact on the Company’s consolidated financial statements. In June 2014, the FASB issued ASU 2014-12, Stock Compensation (Topic 718) an amendment to its accounting guidance related to stock-based compensation. The amendment requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendment can be applied on a prospective basis to all share-based payments granted or modified on or after the effective date. Entities will also be provided an option to apply the guidance on a modified retrospective basis to existing awards. The Company adopted this new standard for the year ended December 31, 2016, and adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09. The new standard will become effective starting on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. The Company will adopt the standard on January 1, 2018. The standard permits the use of either the modified retrospective method or full retrospective approach for all periods presented. While the Company is continuing to assess all potential impacts of the standard, the Company believes the most significant accounting impact will relate to the timing of the recognition of our license, collaboration, and milestone revenues.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of vested common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock, warrants, convertible preferred stock and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”), by applying the treasury stock method. The following is the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$16,453	$(37,501)	$(14,646)

Weighted-average shares used in computing net income (loss) per share — basic	39,943	38,814	35,709
Effect of dilutive securities:
Warrants to purchase common stock	2,019	—	—
Options to purchase common stock	409	—	—
Restricted stock units	181	—	—
Shares issuable related to the ESPP	9	—	—

Dilutive potential common shares	2,618	—	—

Weighted-average shares used in computing net income (loss) per share — diluted	42,561	38,814	35,709

Net income (loss) per share — basic	$0.41	$(0.97)	$(0.41)

Net income (loss) per share — diluted	$0.39	$(0.97)	$(0.41)

The following instruments were excluded from the computation of diluted net income (loss) per share for the periods presented because their effect would have been antidilutive (in thousands):

	December 31,
	2016	2015	2014
Options to purchase common stock	3,688	4,835	3,298
Warrants to purchase common stock	—	5,641	6,691
Restricted and Performance stock units	—	757	63
Shares issuable related to the ESPP	—	16	15

Total shares	3,688	11,249	10,067

Note 3 — Supplementary Cash Flow Data

Supplemental cash flow information was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cash paid for interest	$1,899	$94	$—
Cash paid for income taxes	1	1	1
Significant non-cash investing and financing activities:
Debt discount netted against proceeds from long term debt, recorded in equity	288	282	—
Interest paid on the long-term debt, at inception	63	41	—
Purchases of property and equipment through accounts payable	(320)	(147)	170
Purchases of property and equipment through accrued liabilities	(747)	(2)	27

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — U. S. Treasury securities and money market funds	$55,658	$—	$—	$55,658

Short-term investments — U.S. Treasury securities	$89,396	$2	$(23)	$89,375	1/2017 — 12/2017

Long-term investments — Equity and U.S. Treasury securities	$7,513	$176	$(17)	$7,672	2/2018 — 3/2018

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — money market funds	$63,136	$—	$—	$63,136

Short-term investments — U.S. Treasury securities	$46,395	$1	$(30)	$46,366	2/2016 —8/2016

Long-term investments — equity securities	$—	$179	$—	$179

As of December 31, 2016 and December 31, 2015, the Company’s U.S. Treasury securities classified as short-term investments had unrealized losses of approximately $23,000 and $30,000, respectively. The net unrealized loss at December 31, 2016 and December 31, 2015 was primarily caused by increases in short-term interest rates subsequent to the purchase dates of the related securities. At December 31, 2016 there were no investments that had been in a continuous unrealized loss position for 12 months or longer. The Company collected the contractual cash flows on its U.S. Treasury securities that matured from January 1, 2017 through February 23, 2017 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities.

Interest income was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest income	$449	$156	$101

Note 5 — Fair Value Measurements

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2016
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market funds	$52,657	$—	$—	$52,657
U.S. Treasury securities	99,872	—	—	99,872
Equity securities	176	—	—	176

Total	$152,705	$—	$—	$152,705

Amounts included in:
Cash and cash equivalents	$55,658	$—	$—	$55,658
Short-term investments	89,375	—	—	89,375
Long-term investments	7,672	—	—	7,672

Total	$152,705	$—	$—	$152,705

	December 31, 2015
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market funds	$63,136	$—	$—	$63,136
U.S. Treasury securities	46,366	—	—	46,366
Equity securities	179	—	—	179

Total	$109,681	$—	$—	$109,681

Amounts included in:
Cash and cash equivalents	$63,136	$—	$—	$63,136
Short-term investments	46,366	—	—	46,366
Long-term investments	179	—	—	179

Total	$109,681	$—	$—	$109,681

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. As of December 31, 2016 and 2015, the Company had no financial assets measured at fair value on a recurring basis using significant Level 2 or Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Long Term Debt:

As of December 31, 2016 and December 31, 2015, the fair value of the long-term debt, payable in installments through year ended 2020, approximated its carrying value of $29.9 million and $14.6 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

Note 6 — Balance Sheet Components

Property and equipment balances were as follows (in thousands):

	December 31,
	2016	2015
Property and equipment, net:
Laboratory equipment	$16,742	$15,713
Computer equipment and software	2,699	2,510
Office equipment, furniture and fixtures	856	945
Leasehold improvements	4,458	3,425

Total property and equipment	24,755	22,593
Less: Accumulated depreciation and amortization	(21,118)	(20,842)

Total property and equipment, net	$3,637	$1,751

Depreciation expense was $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014 respectively.

Accrued liabilities were as follows (in thousands):

	December 31,
	2016	2015
Accrued liabilities:
Clinical and preclinical costs	$10,092	$3,446
Bonus	3,800	2,720
Other payroll related	1,888	1,464
Other accrued expenses	1,595	791
Leasehold improvements	672	—

Total accrued liabilities	$18,047	$8,421

Interest receivable on cash equivalents and investments of $0.2 million and $0.2 million is included in prepaid and other current assets at December 31, 2016 and 2015, respectively.

The Company sponsors a 401(k) defined contribution plan covering all employees. In 2016, 2015 and 2014, employer contributions to the 401(k) plan were $0.5 million, $0.4 million and $0.3 million, respectively.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Amgen and the Company continued the research program in 2016. Under the amended Amgen Agreement, the Company is entitled to receive reimbursements of internal costs of certain full-time employee equivalents during 2016, as well as potential additional milestone payments related to the research activities.

Under the Amgen Agreement, as amended, the Company is eligible to receive over $300.0 million in additional development milestone payments which are based on various clinical milestones, including the

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments would become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities.

During the year ended December 31, 2016, the Company recognized $26.7 million in development milestone payments related to the start of GALACTIC-HF, the Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen as the Company has no remaining deliverables under the Amgen Agreement. During the years ended December 31, 2015 and 2014, no milestones were achieved under the Amgen Agreement.

The Amgen Agreement also provides for the Company to receive increased royalties by co-funding Phase 3 development costs of omecamtiv mecarbil and other drug candidates under the collaboration. If the Company elects to co-fund such costs at the $40.0 million level, it would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

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

In December 2016, the Company provided notice of its exercise of its option under the Amgen Agreement to co-invest in the Phase 3 development program of omecamtiv mecarbil at the level of $10.0 million in exchange for an incremental royalty from Amgen of up to 1% on increasing worldwide sales of omecamtiv mecarbil outside Japan. The payment of $10.0 million is due to Amgen in eight quarterly installments with the first payment due at the time of providing notice of the option exercise and is contingent on Amgen continuing the Phase 3 development program of omecamtiv mecarbil. As of December 31, 2016, the Company recorded a payment of $1.3 million as a reduction in collaboration revenue, related to the option to co-invest in the Phase 3 development program of omecamtiv mecarbil, as it concluded the benefit to be received in exchange for the

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

co-investment payment to Amgen, was not sufficiently separable from Amgen Agreement. In February 2017, the Company provided notice of its further exercise of its co-invest option in the additional amount of $30.0 million (i.e. to fully co-invest $40.0 million) in the Phase 3 development program of omecamtiv mecarbil. See Note 15 — “Subsequent Events” in the Notes to Consolidated Financial Statements for additional information.

Pursuant to the Amgen Agreement, the Company has recognized research and development revenue from Amgen for reimbursements of internal costs of certain full-time employee equivalents, supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and of other costs related to that research program. These reimbursements were recorded as research and development revenues from related parties. During the years ended December 31, 2016, 2015 and 2014, the Company recorded net research and development revenue from Amgen of $27.9 million, $2.5 million and $4.5 million, respectively, under the Amgen Agreement. There were no accounts receivable due from Amgen during the years ended December 31, 2016 and 2015.

Revenue from Amgen was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development revenues from related parties, net:
Reimbursement of internal costs	$2,466	$2,460	$4,260
Research and development milestone fees	26,666	—	—
Co-invest option payment	(1,250)	—	—
Allocated consideration	—	21	278

Total Research and development revenues from related parties, net	27,882	2,481	4,538

Total net revenues from Amgen	$27,882	$2,481	$4,538

There were no accounts receivable due from Amgen at December 31, 2016 and 2015.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company determined that the license and the research and development services are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue using the proportional performance model over the initial research term of the Original Astellas Agreement. During the years ended December 31, 2016, 2015 and 2014, the Company recorded zero, $2.3 million and $9.8 million, respectively, in license revenue based on the proportional performance model under the Original Astellas Agreement. No license revenue remains deferred under the Original Astellas Agreement as of December 31, 2016.

Pursuant to the Original Astellas Agreement, the Company recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. During the years ended December 31, 2016, 2015 and 2014, the Company recorded research and development revenue from Astellas of zero, $3.5 million and $15.4 million, respectively, under the Original Astellas Agreement.

2014 Astellas Agreement (Expansion to include neuromuscular indications)

In December 2014, the Company entered into an amended and restated license and collaboration agreement with Astellas (the “2014 Astellas Agreement”). This agreement superseded the Original Astellas Agreement. The 2014 Astellas Agreement expanded the objective of the collaboration of advancing novel therapies for diseases and medical conditions associated with muscle weakness to include spinal muscular atrophy (“SMA”) and potentially other neuromuscular indications for CK-2127107 and other fast skeletal troponin activators, in addition to the non-neuromuscular indications provided for in the Original Astellas Agreement.

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

During the years ended December 31, 2016 and 2015, the Company recorded $12.1 million and $11.6 million, respectively, in license revenue based on the proportional performance model under the 2014 Astellas Agreement. No such revenues were recognized during the year ended December 31, 2014. As of December 31, 2016, $7.2 million license revenue remains deferred under the 2014 Astellas Agreement. Pursuant to the 2014 Astellas Agreement, the Company recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. The Company was eligible to potentially

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the 2014 Astellas Agreement. During the years ended December 31, 2016 and 2015, the Company recorded research and development revenue from Astellas of $13.0 million and $8.7 million, respectively, under the 2014 Astellas Agreement. No such revenues were recognized during the year ended December 31, 2014.

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

2016 Astellas Amendment (Inclusion of ALS as an Added Indication and Option on Tirasemtiv)

In 2016, Cytokinetics and Astellas further amended the collaboration agreement to expand our collaboration to include the development of CK-2127107 for the potential treatment of ALS (“2016 Astellas Amendment”), as well as the possible development in ALS of other fast skeletal regulatory activators previously licensed by us to Astellas. The 2016 Astellas Amendment became effective in September 2016 (collectively with the 2014 Astellas Agreement, the “Current Astellas Agreement”).

Under the 2016 Astellas Amendment, the Company granted Astellas the Option on Tirasemtiv. If Astellas exercises the option, Astellas will receive exclusive worldwide commercialization rights outside of the Company’s commercialization territory of North America, Europe and other select countries. Tirasemtiv is the Company’s fast skeletal troponin activator being evaluated in the ongoing Phase 3 clinical trial, VITALITY-ALS, in people living with amyotrophic lateral sclerosis (“ALS”).

In addition, the 2016 Astellas Amendment expands the Company’s collaboration with Astellas to include the development of CK-2127107, a next-generation fast skeletal troponin activator, for the potential treatment of ALS, as well the possible development in ALS of other fast skeletal regulatory activators licensed to Astellas under the 2014 Astellas Agreement (“ALS License”). Finally, the 2016 Astellas Amendment extends the existing joint research program focused on the discovery of additional next-generation skeletal muscle activators through 2017, including sponsored research at Cytokinetics.

Astellas’ Option on Tirasemtiv

In connection with the execution of the 2016 Astellas Amendment, the Company received a $15.0 million non-refundable option fee for the grant of the Option on Tirasemtiv in October 2016. Prior to Astellas’ exercise of the option, the Company will continue the development of tirasemtiv, including the VITALITY-ALS trial, at its own expense to support regulatory approval in the U.S., EU and certain other jurisdictions and will retain the final decision making authority on the development of tirasemtiv. If Astellas exercises the option, the Company will grant Astellas an exclusive license to develop and commercialize tirasemtiv outside the Company’s own commercialization territory of North America, Europe and other select countries (“License on tirasemtiv”) under a tirasemtiv License and Collaboration Agreement (“tirasemtiv License Agreement”). Each party would be

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory.

If Astellas exercises its option for a global collaboration for the development and commercialization of tirasemtiv, the Company will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from the VITALITY-ALS trial) to $80.0 million (if exercise occurs following receipt of FDA approval) and a milestone payment of $30.0 million from Astellas associated with the Company’s initiation of the open-label extension trial for tirasemtiv (VIGOR-ALS). The Company will be responsible for the development costs of tirasemtiv during the option period, but if Astellas exercises the option after the defined review period following receipt of data from VITALITY-ALS, Astellas will at the time of option exercise reimburse the Company for a share of any additional costs incurred after such review period.

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

The Company concluded that the option to obtain the License on Tirasemtiv is a substantive option, and is therefore not considered a deliverable at the execution of the 2016 Astellas Amendment. The Company determined that the Tirasemtiv License Agreement is contingent upon the exercise of the Option on Tirasemtiv, and is therefore not effective during the periods presented, since the option has not been exercised as of the latest balance sheet date. In addition, the Company did evaluate the consideration set to be received for the License on Tirasemtiv in relation to the fair value of the License on tirasemtiv, and determined that it was not being provided at a significant incremental discount.

The Company further determined that the Option Fee of $15.0 million was deemed to be a prepayment towards the License on tirasemtiv, and therefore deferred revenue recognition either until the option is exercised, or until the option expires unexercised. If the Option on Tirasemtiv expires unexercised, the $15.0 million received would be added to the 2016 Astellas Amendment consideration, to be allocated to the units of accounting. The Option on Tirasemtiv expires, if not exercised by Astellas, following the receipt of the approval letter for tirasemtiv from the FDA.

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

Addition of ALS as an Added Indication (CK-2127107 and other fast skeletal activators)

In connection with the execution of the 2016 Astellas Amendment, the Company received a non-refundable upfront amendment fee of $35 million. In addition, the Company received an accelerated $15.0 million milestone payment that would have been payable upon the initiation of the first Phase 2 clinical trial of CK-2127107 as the lead compound in ALS, as if such milestone had been achieved upon the execution of the 2016 Astellas Amendment.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and Astellas are collaborating to develop CK-2127107 in ALS. Astellas is primarily responsible for the development of CK-2127107 in ALS, but the Company will conduct the Phase 2 clinical trial of CK-2127107 in ALS and will share in the operational responsibility for later clinical trials. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of CK-2127107 and other fast skeletal regulatory activators in ALS. The Company and Astellas will share equally the costs of developing CK-2127107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS subject to a right to recoup the Company’s share of such costs plus a 100% premium by reducing future milestone and royalty payments to the Company and (ii) the Company may defer (but not eliminate) a portion of its co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. The Company has the right to co-fund its share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas. Cytokinetics will also receive approximately $41.8 million in additional sponsored research and development funding through 2018 which includes Astellas’ funding of Cytokinetics’ conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $36.6 million) as well as the continuing research collaboration (approximately $5.2 million).

Pursuant to the 2016 Astellas Amendment, the Company and Astellas will collaborate to develop CK-2127107 in ALS. Astellas will be primarily responsible for the development of CK-2127107 in ALS, but the Company will conduct the Phase 2 clinical trial of CK-2127107 in ALS and will share in the operational responsibility for later clinical trials. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of CK-2127107 and other fast skeletal regulatory activators in ALS.

The Company determined that the deliverables under the 2016 Astellas Amendment included (1) the ALS License, (2) CK-2127107 development services in ALS through Phase 2 activities (“ALS Development Services”), and (3) research services added (“Additional Research Services”). Deliverables that do not provide standalone value have been combined with other deliverables to form a unit of accounting that collectively has standalone value, with revenue being recognized on the combined unit of accounting, rather than the individual deliverables. There are no rights of return provisions for the delivered items in the Current Astellas Agreement.

The Company considered the 2016 Astellas Amendment to be a modification of the 2014 Astellas Agreement. The remaining deliverables under the 2014 Astellas Agreement are: (1) the SMA license; (2) Research Services in connection with the Research Plan (through 2016); and (3) SMA Development Services in connection with the Development Plan. The Company evaluated the components and consideration of the 2016 Astellas Amendment against other Phase 2 collaboration arrangements, and determined that the new 2016 deliverables had standalone value and are delivered at fair value. Therefore no reallocation of consideration to the 2014 deliverables was performed.

The Company concluded that there are two units of accounting; the ALS License, and the Additional Research Services and ALS Development Services (“Research and ALS Development Services”). The Company also determined that the ALS License has standalone value since (1) Astellas received a worldwide license for ALS, to perform further research in the field of ALS, to develop and use CK-2127107 to make, have make, sell or otherwise commercialize CK-2127107 in ALS; (2) Astellas has the right to sublicense the rights to CK-2127107 in ALS to a third party; and (3) Astellas has the technical capabilities to advance further development on CK-2127107 in ALS, without the continued involvement of the Company.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Arrangement Consideration under the 2016 Astellas Amendment related to CK-2127107 and research is comprised of the following (in millions):

Arrangement Consideration
Amendment Fee	$35.0
Accelerated milestone payment	15.0

Total Upfront Consideration	50.0
Additional Research Services	5.1
ALS Development Services	39.1

Total Committed Consideration	44.2

Total Consideration	$94.2

The Company allocated the $50.0 million in upfront consideration along with the $44.2 million in then committed research and development consideration, among the two units of accounting, on a relative fair value basis, using the best estimated selling price (“BESP”). The BESP of the ALS License was determined using a discounted cash flow, risk adjusted for probability of success; while the BESP of the research and development services were determined using estimated research and development cost, included in the research and development programs approved by Astellas. Based on this allocation of consideration, the Company stands to recognize $74.9 million in license revenue and $19.3 in research and development revenue, under the 2016 Astellas Amendment. Since the upfront consideration of $50.0 million is less than the allocated consideration of the ALS License, the Company recognized $50.0 million in license revenue on the Amendment Effective Date, in September 2016, and record the remaining $24.9 million as an allocation from research and development services, when those services are performed.

Allocation of arrangement consideration, and revenue recognition (in millions):

	Allocated Consideration	Upfront Revenue Recognition	Revenue Recognition over Performance Period
Units of Accounting:
ALS License	$74.9	$50.0	$24.9
Research and ALS Development Services	19.3	—	19.3

Total consideration	$94.2	$50.0	$44.2

During the year ended December 31, 2016, the Company recorded $50.1 million in license revenue under the 2016 Astellas Amendment.

The Company will recognize the research and development services using the proportional performance model over the initial development term, through the completion of the ALS Development Services. Pursuant to the 2016 Astellas Amendment, the Company receives payment for research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs.

During the year ended December 31, 2016, the Company recorded $0.1 million research and development revenue from Astellas, under the 2016 Astellas Amendment.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes that each of the milestones related to research under the Current Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance and each milestone will result in additional payments to the Company. During the year ended December 31, 2016, the Company recorded $2.0 million in milestone revenue for research under this agreement, related to the initiation of IND-enabling studies for a fast skeletal muscle activator. The Company is eligible to receive up to $2.0 million in research milestone payments under the collaboration for each future potential drug candidate.

The achievement of each of the late stage development milestones and the commercialization milestones are dependent solely upon the results of Astellas’ development activities and therefore these milestones were not deemed to be substantive.

Under the Current Astellas Agreement, additional research and early and late state development milestone payments which are based on various research and clinical milestones, including the initiation of certain clinical studies, the submission for approval of a drug candidate to certain regulatory authorities for marketing approval and the commercial launch of collaboration products could total over $600.0 million, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million related to CK-2127107 in each of SMA, ALS and other neuromuscular indications. Additionally, $200.0 million in commercial milestones could be received under the Current Astellas Agreement provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could become due.

In the event Astellas commercializes any collaboration products, the Company will receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing CK-2127107. Cytokinetics can co-fund certain development costs for CK-2127107 and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. Under the Current Astellas Agreement, Cytokinetics retains an option to co-promote collaboration products containing fast skeletal troponin activators for neuromuscular indications in the U.S., Canada and Europe, in addition to its option to co-promote other collaboration products in the U.S. and Canada as provided for in the Original Astellas Agreement. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities.

Research and development revenue from Astellas was as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
License Revenues from Related Parties	$62,171	$13,918	$9,835
Research and development revenues with related parties:
Reimbursement of internal costs	6,111	6,210	—
Reimbursement of other costs	6,999	5,974	—
Research and development milestone fees	2,000	—	15,000

Total research and development revenue with related parties from Astellas	$15,110	$12,184	$15,000
Research and development revenues:
Reimbursement of internal costs	—	—	8,939
Reimbursement of other costs	—	—	6,452
Research and development milestone fees	—	—	2,000

Total research and development revenue from Astellas	—	—	17,391

Total Revenue from Astellas	$77,281	$26,102	$42,226

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2016 and December 31, 2015, the Company had $23.1 million and $20.4 million, respectively, of deferred revenue under the Current Astellas Agreement, reflecting the unrecognized portion of the license revenue, option fee and payment of expenses. There were no accounts receivable due from Astellas at December 31, 2016 and 2015.

Note 8 — Other Research and Development Revenue Arrangements Grants

In July 2015, The ALS Association (the “ALSA Grant”) awarded to the Company a $1.5 million grant to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. On August 28, 2015 the Company achieved its first milestone under the ALSA Grant which triggered a payment of $0.5 million in accordance with the ALSA Grant. The Company recorded $1.1 million and $0.1 million, as grant revenue as qualified expenses were incurred, for years ended December 31, 2016 and 2015, respectively. At December 31, 2016, the Company had no deferred revenue under the ALSA Grant, reflecting the unrecognized portion of the grant revenue.

Total grant revenues were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
ALSA grant revenue	$1,084	$75	$—
Other grant revenue	—	—	75

Total grant revenue	$1,084	$75	$75

MyoKardia, Inc.

In August 2012, the Company entered into a collaboration agreement with MyoKardia, Inc. Under an agreed research plan, scientists from MyoKardia and our FTEs conduct research focused on small molecule therapeutics that inhibit cardiac sarcomere proteins. The Company provided to MyoKardia access to certain research facilities, and continues to provide FTEs and other resources at agreed reimbursement rates that approximate our costs. The research plan terminated as planned in August 2013. The Company may receive development milestone payments which are based on various clinical milestones.

Research and development revenue from MyoKardia was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development milestone fees	$150	$—	$100

Research and development revenue from Myokardia	$150	$—	$100

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	December 31,
	2016	2015
Notes payable, gross	$30,000	$15,000
Less: Unamortized debt discount	(472)	(389)
Accretion of final exit fee	353	28

Carrying value of notes payable	29,881	14,639
Less: Current portion of long-term debt	(2,500)	—

Long-term debt	$27,381	$14,639

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

During February 2016, the Company drew down an additional $15.0 million in funds under the Loan Agreement and issued warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share under the second term loan. As of December 31, 2016, there were 133,474 warrants outstanding and exercisable and are classified under stockholder’s equity. In January 2017, the Company issued 33,368 shares of common stock related to the cashless exercise of 16,126 warrants issued under the Loan Agreement. As of December 31, 2016 the Company received $29.8 million from this loan and security agreement, net of issuance cost. The Company can at its sole discretion draw down an additional $10.0 million under the Loan Agreement from the Lenders, at any time prior to March 31, 2017, subject to the Company’s satisfaction of specified conditions precedent related to the earlier of (i) the occurrence of an equity event as described in the Loan Agreement, or (ii) specified results from the Company’s VITALITY-ALS Phase 3 trial of tirasemtiv, each as specified in the Loan Agreement. The Company is required to repay the outstanding principal in 36 equal installments beginning October 2017 and is due in full in in October 2020. The first and second term loans bear interest at a rate of 7.5% per annum, respectively. The remaining term loans, if drawn, will bear interest at a rate fixed at the time of draw, equal to the greater of (i) 7.50% and (ii) the sum of the three month U.S. LIBOR rate plus 7.31%. The Company is required to make a final payment fee of 4.00% of the amounts of the Term Loans drawn payable on the earlier of (i) the prepayment of the Term Loans or (ii) the Maturity Date. The loan carries prepayment penalties of 3% and 2% for prepayment within one and two years, respectively, of the loan origination and 1% thereafter. The warrants issued in the Loan Agreement became exercisable upon issuance and will remain exercisable for five years from issuance or the closing of a merger consolidation transaction in which the Company is not the surviving entity.

In accordance with the accounting guidance, the Company allocated a portion of the gross proceeds from each draw down under the Loan Agreement to the underlying warrants, using the relative fair value method. This

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in the allocation of $0.6 million of the draw down proceeds to the warrants, which was accounted for as debt discount. Debt discount is being amortized over the term of the debt, and recorded in interest expense in the statement of operations. The fair value of the warrants was determined using the Black-Scholes pricing model and are classified as equity.

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

The Company recorded interest expense related to the long-term debt of $2.7 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively. Included in interest expense for this period was interest on principal, amortization of the debt discount and debt issuance costs, and the accretion of the final exit fee. For the years ended December 31, 2016 and 2015, the effective interest rate on the amounts borrowed under the Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 9.3%.

Future minimum payments under the Loan, as of December 31, 2016 are as follows (in thousands):

2017	$4,768
2018	11,743
2019	10,982
2020	8,938

Total minimum payments	36,431
Less: Interest and final payment	(6,431)

Notes payable, gross	$30,000

Note 10 — Commitments and Contingencies

Commitments

Operating Lease

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

Rent expense was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Rent expense	$3,448	$3,297	$3,338

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2017	$3,703
2018	1,860
2019	—
2020	—
2021	—
Thereafter	—

Total	$5,563

Co-investment option

In December 2016, the Company has agreed to exercise its option to co-invest $10.0 million in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement with Amgen. In connection with exercising its co-investment option at $10.0 million, the Company will be eligible to receive an incremental royalty of up to 1% on increasing worldwide net sales of omecamtiv mecarbil outside of Japan. The payment of $10.0 million is due to Amgen in eight quarterly installments with the first payment due at the time of providing notice of the option exercise and is contingent on Amgen continuing the Phase 3 development program of omecamtiv mecarbil.

As of December 31, 2016, future minimum payments due to Amgen were as follows (in thousands):

2017	$5,000
2018	3,750

Total	$8,750

In February 2017, the Company provided notice of its further exercise of its co-invest option in the additional amount of $30.0 million (i.e. to fully co-invest $40.0 million) in the Phase 3 development program of omecamtiv mecarbil. See Note 15 – “Subsequent Events.”

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations may not be subject to maximum loss clauses. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In December 2014, the Company filed a lawsuit alleging fraudulent inducement, breach of contract and negligence on the part of a contract research organization for BENEFIT-ALS. The Company was seeking monetary damages. On June 7, 2016 the Company entered into a settlement agreement with the contract research organization for $4.5 million. The Company received payment related to the settlement agreement in July 2016 and the full settlement amount was classified as a reduction of R&D expense in June 2016.

Note 11 — Stockholders’ Equity

Preferred Stock

As of December 31, 2016 and 2015, respectively, there were 10,000,000 shares of preferred stock authorized and no shares outstanding.

Common Stock

As of December 31, 2016 and 2015, respectively, there were 163,000,000 shares and 81,500,000 shares of common stock authorized and 40,646,595 and 39,581,692 shares outstanding.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity.

In 2016 and 2015, the Company recorded insignificant amounts of unrealized gains (losses) in available-for-sale securities in accumulated other comprehensive loss.

Common Stock Outstanding

In June 2011, the Company entered into an At-The-Market Issuance Sales Agreement (the “MLV Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), pursuant to which the Company sold, through December 31, 2014, 2,397,278 shares of common stock through MLV for net proceeds of approximately $15.2 million.

On June 25, 2012, pursuant to the June 2012 Public Offerings, in aggregate the Company issued to various investors (i) 9,320,176 shares of common stock for a purchase price of $4.56 per share, (ii) 23,026 shares of the Series B Preferred Stock for a purchase price of $760.00 per share, and (iii) warrants to purchase 7,894,704 shares of the Company’s common stock at an exercise price of $5.28 per share, for aggregate gross proceeds of approximately $60.0 million. After issuance costs of approximately $4.0 million, the net proceeds from the June 2012 Public Offerings were approximately $56.0 million. Through December 31, 2016, the Company issued 4,104.966 shares of common stock related to exercises of warrants in accordance with the June 2012 Public Offerings.

In conjunction with the Amgen Agreement Amendment (see Note 7), in June 2013, Amgen purchased 1,404,100 shares of the Company’s common stock at a price per share of $7.12 and an aggregate purchase price of $10.0 million, which was received in June 2013. Under the terms of this agreement, Amgen agreed to certain

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 4, 2015, the Company entered into an Committed Equity Offering (an “CE Offering”) that is an at-the-market issuance sales agreement (the “Cantor Fitzgerald Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), pursuant to which the Company may issue and sell shares of common stock having an aggregate offering price of up to $40.0 million, from time to time through Cantor Fitzgerald as its sales agent. The issuance and sale of these shares by the Company under the Cantor Fitzgerald Agreement, if any, are subject to the continued effectiveness of its registration statement on Form S-3, which was declared effective by the SEC on September 17, 2015.

Sales of the Company’s common stock, through Cantor Fitzgerald, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by the Company and Cantor Fitzgerald. Subject to the terms and conditions of the Cantor Fitzgerald Agreement, Cantor Fitzgerald will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). The Company is not obligated to make any sales of common stock under the Cantor Fitzgerald Agreement. The offering of shares of common stock pursuant to the Cantor Fitzgerald Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Cantor Fitzgerald Agreement or (2) termination of the Cantor Fitzgerald Agreement. The Cantor Fitzgerald Agreement may be terminated by Cantor Fitzgerald at any time upon ten days’ notice to the Company or may be terminated by the Company at any time upon five day’ s notice to Cantor Fitzgerald, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business. The Company will pay Cantor Fitzgerald a commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through Cantor Fitzgerald under the Cantor Fitzgerald Agreement. The Company has also provided Cantor Fitzgerald with customary indemnification and contribution rights. As of December 31, 2016, 808,193 shares have been issued through Cantor Fitzgerald under the Cantor Fitzgerald Agreement for total net proceeds of approximately $8.9 million. Through February 23, 2017, the Company issued and sold 993,408 shares for total net proceeds of approximately $11.0 million and $28.7 million remains available to us under the September 2015 Registration Statement.

Warrants

As of December 31, 2016, the Company had warrants outstanding to purchase 4.2 million shares of the Company’s common stock.

In June 2012, warrants were issued pursuant to the June 2012 underwriting agreements the Company entered into in connection with two separate, concurrent offerings for our securities (the “June 2012 Public

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In October 2015, warrants to purchase 65,189 shares of the Company’s common stock at an exercise price of $6.90 per share were issued in accordance with the Loan Agreement. Refer to Note 9 “Long-Term Debt”, for further details regarding the Loan Agreement.

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

In December 2016, the Company issued 28,569 shares of common stock related to cashless exercises of warrants in accordance with the June 2012 public offerings.

Outstanding warrants as of December 31, 2016 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued 6/25/2012	4,104,966	$5.28	06/25/17
Issued 10/19/2015	65,189	$6.90	10/19/20
Issued 02/10/2016	68,285	$6.59	02/10/21

Equity Incentive Plan

Total employee stock-based compensation expenses were $7.1 million, $4.6 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. At the May 2013 Annual Meeting of Stockholders, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 2,000,000. At the May 2015 Annual Meeting of Stockholders, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by 3,130,000. As of December 31, 2016, there were 1,588,300 shares of common stock reserved for issuance under the 2004 Plan.

Stock Options

Activity under the Equity Incentive Plan was as follows:

	Shares Available for Grant of Option or Award	Stock Options Outstanding	Weighted Average Exercise Price per Share - Stock Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2013	2,161,829	2,449,365	$15.15
Options granted	(944,831)	944,831	8.80
Restricted stock units granted	(43,500)	—	—
Options exercised	—	(390)	6.00
Options forfeited/expired	95,980	(95,980)	39.74
Restricted stock units forfeited	1,000	—	—

Balance at December 31, 2014	1,270,478	3,297,826	$12.62
Increase in authorized shares	3,130,000	—	—
Options granted	(1,175,730)	1,175,730	7.62
Restricted stock units granted	(739,000)	—	—
Options exercised	—	(68,635)	6.22
Options forfeited/expired	326,762	(326,762)	16.83
Restricted stock units forfeited	3,500	—	—

Balance at December 31, 2015	2,816,010	4,078,159	$10.94
Options granted	(1,446,675)	1,446,675	7.10
Restricted stock units granted	(47,000)	—	—
Options exercised	—	(74,556)	6.75
Options forfeited/expired	257,465	(257,465)	24.25
Restricted stock units forfeited	8,500	—	—

Balance at December 31, 2016	1,588,300	5,192,813	$9.27	6.83	$21,294

Exercisable at December 31, 2016		3,364,286	$10.24	5.83	$12,771
Vested and expected to vest as of December 31, 2016		5,147,387	$9.29	6.81	$21,075

Total intrinsic value of stock options exercised was $202,000, $94,000, and $1,000 during the years ended December 31, 2016, 2015 and 2014, respectively. The intrinsic value is calculated as the difference between the market value at the date of exercise and the exercise price of the shares. The market value as of December 31, 2016 was $12.15 per share as reported by NASDAQ. The weighted average grant date fair value of stock options granted was $4.77, $5.35 and $6.01 per share during the years ended December 31, 2016, 2015 and 2014, respectively.

The number of option shares vested was 970,241, 713,078 and 601,647 in 2016, 2015 and 2014, respectively. The grant date fair value of option shares vested was $4.9 million, $3.6 million and $3.0 million in 2016, 2015 and 2014, respectively.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2013	41,663	$6.00
Restricted stock units granted	43,500	9.65
Restricted stock units vested	(20,833)	6.00
Restricted stock units forfeited	(1,000)	6.00

Unvested restricted stock units outstanding at December 31, 2014	63,330	8.51
Restricted stock units granted	54,000	7.96
Restricted stock units vested	(42,078)	7.82
Restricted stock units forfeited	(3,500)	8.68

Unvested restricted stock units outstanding at December 31, 2015	71,752	8.49
Restricted stock units granted	47,000	6.67
Restricted stock units vested	(45,750)	8.69
Restricted stock units forfeited	(8,500)	7.20

Unvested restricted stock units outstanding at December 31, 2016	64,502	7.19

Restricted stock activities were limited to non-executive employees for years ended December 31, 2016 and 2015.

For the years ended December 31, 2016, 2015 and 2014, the total fair value of restricted stock units vested was $0.4 million, $0.3 million and $0.1 million, respectively. The Company measures compensation expense for restricted stock units at fair value on the grant date and recognizes the expense over the expected vesting period. The fair value for restricted stock units is based on the closing price of the Company’s common stock on the grant date. Unvested restricted stock units are subject to repurchase at no cost to the Company.

Restricted Stock Units that Contain Performance Conditions

Performance stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Performance stock units outstanding at December 31, 2014	—	$—
Restricted stock units granted	685,000	7.00
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—

Unvested restricted stock units outstanding at December 31, 2015	685,000	7.00
Restricted stock units granted	—	—
Restricted stock units vested	—	—
Restricted stock units forfeited	—	—

Unvested restricted stock units outstanding at December 31, 2016	685,000	$7.00

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2015, the Company granted 685,000 performance stock unit awards with a grant date fair value of $7.00 per share that contain performance conditions. As of December 31, 2016, all these performance stock units remain unvested.

No performance stock units vested during the years ended December 31, 2016, 2015 and 2014 respectively. The Company measures compensation expense for performance stock units at fair value on the grant date and recognizes the expense over the expected vesting period once it is probable that the performance conditions will be achieved. The fair value for performance stock units is based on the closing price of the Company’s common stock on the grant date. Unvested performance stock awards are subject to repurchase at no cost to the Company.

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

The following table summarizes stock-based compensation related to stock options, restricted stock awards, restricted stock unit, and employee stock purchases (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research and development	$4,252	$1,828	$1,361
General and administrative	2,894	2,739	1,969

Stock-based compensation included in operating expenses	$7,146	$4,567	$3,330

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Employee Stock Options	ESPP	Employee Stock Options	ESPP	Employee Stock Options	ESPP
Risk-free interest rate	1.9%	0.5%	1.7%	0.3%	1.9%	0.2%
Volatility	74.0%	74.0%	79.4%	75.3%	77.1%	86.0%
Expected term in years	6.44	0.50	6.38	0.56	6.30	1.25
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

The Company uses its own historical exercise activity and extrapolates the life cycle of options outstanding to arrive at its estimated expected term for new option grants. The Company uses its own volatility history based on its stock’s trading history for the expected term. The Company measures compensation expense for awards of restricted stock and restricted stock units at fair value on the date of grant and recognizes the expense over the expected vesting period. The fair value for restricted stock and restricted stock unit awards is based on the closing price of the Company’s common stock on the date of grant.

As of December 31, 2016, there was $8.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years, and there was $3.1 million of unrecognized compensation cost related to unvested restricted stock and performance stock units, which is expected to be recognized over a weighted-average period of 1.2 years. The fair value for restricted stock units is based on the closing price of the Company’s common stock on the grant date.

Non-employee Stock-Based Compensation

The Company records stock option grants to non-employees, excluding directors, at their fair value on the measurement date. The measurement of stock-based compensation is subject to adjustment as the underlying equity instruments vest.

There were no stock option grants to non-employees in the years ended December 31, 2016, 2015 or 2014. When terminating, if employees continue to provide service to the Company as consultants and their grants are permitted to continue to vest, the expense associated with the continued vesting of the related stock options is classified as non-employee stock compensation expense after the status change.

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $147,000, $27,000, and $50,000 in 2016, 2015 and 2014, respectively.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issued 129,604, 21,167and 19,726 shares of common stock during 2016, 2015 and 2014, respectively, pursuant to the 2004 ESPP at an average price of $7.08, $3.24 and $3.38 per share, in 2016, 2015 and 2014, respectively.

At December 31, 2016 the Company had 519,339 shares of common stock reserved for issuance under the 2015 ESPP.

Note 12 — Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. The Company did not record an income tax provision in the years ended December 31, 2016, 2015, or 2014 because the Company either had net taxable losses in these periods or was able to utilize tax attributes to offset taxable income.

For financial statement purposes, income (loss) before taxes includes the following components (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$16,453	$(37,501)	$(14,646)
Foreign	—	—	—

Total	$16,453	$(37,501)	$(14,646)

The Company recorded the following income tax provision as follows (in thousands):

Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

Deferred:
Federal	$—	$—	$—
State	—	—	—

Total	$—	$—	$—

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2016	2015	2014
Deferred tax assets:
Depreciation and amortization	$766	$769	$780
Capitalized R&D	11,675	13,150	15,176
Reserves and accruals	10,258	12,899	6,217
Net operating losses	146,961	153,251	148,184
Tax credits	46,998	38,742	34,543

Total deferred tax assets	216,658	218,811	204,900
Less: Valuation allowance	(216,658)	(218,811)	(204,900)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting the Company’s future results, the Company maintained a full valuation allowance on the net deferred tax assets as of December 31, 2016, 2015 and 2014. The valuation allowance was determined pursuant to the accounting guidance for income taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance decreased by $2.2 million in 2016 and increased by $13.9 million in 2015 and $1.0 million in 2014.

As a result of certain realization requirements of accounting guidance for stock compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2016, 2015 and 2014 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Approximately $2.0 million of Federal and California net operating losses are related to tax stock option deductions in excess of book deductions. This amount will be credited to stockholders’ equity when it is realized.

The following are the Company’s valuation and qualifying accounts (in thousands):

	Balance at Beginning of Period	Charged to Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2014:
Deferred tax valuation allowance	$203,863	$1,037	—	—	$204,900
Year Ended December 31, 2015:
Deferred tax valuation allowance	$204,900	$13,911	—	—	$218,811
Year Ended December 31, 2016:
Deferred tax valuation allowance	$218,811	$(2,153)	—	—	$216,658

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2016	2015	2014
Tax at federal statutory tax rate	34%	(34)%	(34)%
State income tax, net of federal tax benefit	2%	0%	(1)%
State Apportionment	(7)%	0%	28%
Tax credits (net)	(32)%	(7)%	(7)%
Deferred tax assets (utilized) not benefited	(15)%	37%	7%
Stock-based compensation	7%	2%	5%
NOL Expiration	9%	2%	2%
Other	2%	0%	0%

Total	0%	0%	0%

The Company had federal net operating loss carryforwards of approximately $388.1 million and apportioned state net operating loss carryforwards of approximately $249.9 million before federal benefit at December 31, 2016. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2020 and 2017, respectively. The net operating loss carryforwards include deductions for stock options.

The Company had general business credit of approximately $44.4 million and $13.6 million for federal and state income tax purposes, respectively, at December 31, 2016. Amounts are comprised of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The California state credit can be carried forward indefinitely. Since its filing of its 2011 tax return, the Company has claimed the orphan drug credit. For qualifying expenses, the orphan drug credit offers an increased benefit relative to the research and development credit taken in years prior.

As required by California state law, the Company apportions income to California based on a “market-based” sourcing approach. Accordingly, the Company’s California apportionment formula is sensitive to changes in the source of the Company’s mix of revenue.

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. The Company has performed a section 382 analysis for the year ended December 31, 2016 and has not experienced an ownership change since 2006. A portion of the Company’s existing net operating losses and tax credits are subject to limitations arising from previous ownership changes. Future changes in the Company’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

Section 59(e) of the Internal Revenue Code allows a Company to capitalize R&D expenses. The Company did not elect to capitalize R&D expenses in its 2014 tax return as they did not anticipate an ownership change under Section 382. For 2016 and 2015, the Company anticipates foregoing the election in its 2016 and 2015 tax return, respectively, as they do not anticipate an ownership change under Section 382.

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

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2016	2015
Balance at the beginning of the year	$6,715	$6,274
Decrease related to prior year tax positions	5	—
Increase related to current year tax positions	845	441

Balance at the end of the year	$7,565	$6,715

Included in the balance of unrecognized tax benefits as of December 31, 2016, 2015 and 2014 are $6.3 million, $5.5 million and $5.1 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company did not accrue any penalties or interest during 2016, 2015 or 2014. The Company does not expect its unrecognized tax benefit to change materially over the next twelve months.

Note 13 — Interest and Other Income, Net

Interest and other income, net for the years ended December 31, 2016, 2015 and 2014, primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments. In 2015, interest income also included net gains realized upon disposal of equipment.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Total revenues	$8,421	$5,802	$59,047	$33,138
Net income (loss)	(12,455)	(11,611)	33,362	7,157
Net income (loss) per share — basic	$(0.31)	$(0.29)	$0.84	$0.18
Net income (loss) per share —diluted	$(0.31)	$(0.29)	$0.77	$0.16
2015
Total revenues	$4,414	$6,542	$7,945	$9,757
Net loss	(8,872)	(10,551)	(8,849)	(9,229)
Net (loss) per share — basic and diluted	$(0.23)	$(0.27)	$(0.23)	$(0.24)

Note 15 — Subsequent Events

On February 1, 2017, the Company entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. Under the Royalty Agreement, the Company sold a 4.5 percent royalty on potential worldwide sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) that are subject to the Amgen Agreement (as amended) to RPI for a payment of $90.0 million. The royalty rate purchased may increase up to an additional 1 percent under certain circumstances. In addition, RPI has agreed to purchase $10.0 million of Cytokinetics’ common stock pursuant to a concurrently executed Common Stock Purchase Agreement with RPI.

In February 2017, the Company provided notice to Amgen of its further exercise of its co-invest option in the additional amount of $30.0 million (i.e. to co-invest $40.0 million) in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement. As a result, the Company is eligible to receive an incremental royalty of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside of Japan. Exercising its option and fully co-funding $40.0 million will afford the Company the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities.

From January 1, 2017 to February 23, 2017, the Company sold 185,215 shares pursuant to its CE offering with a weighted average sale price of $11.24 for net proceeds of $2.1 million.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013. Our management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included herein.

Remediation of Previously Reported Material Weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management previously identified the following material weakness as of September 30, 2016:

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

In response to the material weakness described above, the Company developed a comprehensive remediation plan to address the material weakness. The remediation included the enhancement of review procedures around monthly fluctuation analysis over clinical research and development expenses and related clinical accruals, as well as the implementation of internal controls over the review of information received from third party service providers that are used in the operation of the control.

During the quarter ended December 31, 2016, management tested the design and operating effectiveness of this new control and found it to be effective and concluded that the material weakness described above was remediated as of December 31, 2016.

Changes in Internal Control over Financial Reporting.    The changes described in “Remediation of Previously Reported Material Weaknesses” above, were changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	3,364,286	$10.25	2,107,699	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	3,364,286	$10.25	2,107,699

(1)	Includes 519,399 shares of common stock reserved for issuance under the Employee Stock Purchase Plan.

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

      (2) Financial Statement Schedules:

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

      (3) Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.3	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

10.1+	Amended and Restated 2004 Equity Incentive Plan	10-Q	000-50633	August 5, 2015	10.2

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.2+	2004 Employee Stock Purchase Plan	10-Q	000-50633	August 7, 2013	10.3

10.3+	2015 Employee Stock Purchase Plan	10-Q	000-50633	August 5, 2015	10.42

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	April 29, 2004	10.5

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.6

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.7

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.8

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.9

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.10

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen	S-1	333-112261	January 27, 2004	10.11

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership	S-1	333-112261	January 27, 2004	10.12

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.13

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.14

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.15

10.15*	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2007	10.63

10.16	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

10.17*+	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James H. Sabry	8-K	000-50633	April 2, 2008	10.66

10.18+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.19+	Form of Executive Employment Agreement between the Company and its executive officers	10-Q	000-50633	August 5, 2008	10.68

10.20*	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.62

10.21*	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.63

10.22*	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.65

10.23*	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.67

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.24+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.25	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership	10-K	000-50633	March 11, 2011	10.65

10.26*	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 11, 2011	10.66

10.27*	Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-K	000-50633	March 13, 2012	10.42

10.28*	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-Q	000-50633	May 4, 2012	10.43

10.29*	Amendment No. 2, dated October 30, 2012 to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-K	000-50633	March 15, 2013	10.44

10.30+	2015 Compensation Information for the Company’s Named Executive Officers	8-K	000-50633	March 2, 2015	10.1

10.31+	Form of Option Agreement	10-K	000-50633	March 15, 2013	10.46

10.32+	Form of Restricted Stock Unit Award Agreement	10-K	000-50633	March 15, 2013	10.47

10.33	Common Stock Purchase Agreement dated June 11, 2013, by and between the Company and Amgen Inc.	8-K	000-50633	June 12, 2013	10.48

10.34*	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	August 7, 2013	10.46

10.35+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.36	Common Stock Purchase Agreement by and between the Company and Astellas Pharma Inc. dated December 22, 2014	8-K	000-50633	December 23, 2014	10.46

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.37*	Amended and Restated License and Collaboration Agreement, dated December 22, 2014, by and between the Company and Astellas Pharma Inc.	10-K	000-50633	March 6, 2015	10.40

10.38*	Amendment No. 7, dated March 19, 2015, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	May 4, 2015	10.41

10.39	Controlled Equity Offering Sales Agreement, dated as of September 4, 2015, by and between the Company and Cantor Fitzgerald & Co.	8-K	000-50633	September 4, 2015	10.43

10.40*	Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	10.40

10.41	Fourth Amendment to Build to Suit Lease, dated March 1, 2016, by and between the Company and Britannia Pointe Grand Limited Partnership	10-Q	000-50633	May 5, 2016	10.41

10.42*	Amendment to the Amended and Restated License and Collaboration Agreement between the Company and Astellas Pharma Inc., dated July 27, 2016	10-Q/A	000-50633	January 20, 2017	10.42

10.43*	Letter of Agreement by and between the Company and Amgen Inc. and Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated August 29, 2016	10-Q	000-50633	November 3, 2016	10.43

10.44**	Royalty Purchase Agreement by and between the Company and RPI Finance Trust, dated February 1, 2017					X

10.45	Common Stock Purchase Agreement by and between the Company and RPI Finance Trust, dated February 1, 2017					X

23.1	Consent of Independent registered public accounting firm					X

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

24.1	Power of Attorney (included in the signature page to this report)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Portions of this Exhibit are subject to a confidential treatment order.

**	Registrant has requested confidential treatment for portions of this Exhibit.

+	Management contract or compensatory plan.

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

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOKINETICS, INCORPORATED

By:	/S/ ROBERT I. BLUM
Robert I. Blum President, Chief Executive Officer and Director

Dated: March 6, 2017

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

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2017

/s/ SHARON A. BARBARI Sharon A. Barbari	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Executive)	March 6, 2017

/s/ L. PATRICK GAGE, PH.D. L. Patrick Gage, Ph.D.	Chairman of the Board of Directors	March 6, 2017

/s/ SANTO J. COSTA Santo J. Costa	Director	March 6, 2017

/s/ JOHN T. HENDERSON, M.B. CH.B. John T. Henderson, M.B. Ch.B.	Director	March 6, 2017

/s/ EDWARD KAYE, M.D. Edward Kaye, M.D.	Director	March 6, 2017

/s/ B. LYNNE PARSHALL, ESQ. B. Lynne Parshall, Esq.	Director	March 6, 2017

/s/ SANDFORD D. SMITH Sandford D. Smith	Director	March 6, 2017

/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director	March 6, 2017

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant to Purchase Common Stock, originally issued June 25, 2012	10-Q	000-50633	August 6, 2012	4.6

4.3	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

10.1+	Amended and Restated 2004 Equity Incentive Plan	10-Q	000-50633	August 5, 2015	10.2

10.2+	2004 Employee Stock Purchase Plan	10-Q	000-50633	August 7, 2013	10.3

10.3+	2015 Employee Stock Purchase Plan	10-Q	000-50633	August 5, 2015	10.42

10.4	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	April 29, 2004	10.5

10.5	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.6

10.6	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.7

10.7	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.8

10.8	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.9

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.9	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.10

10.10	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen	S-1	333-112261	January 27, 2004	10.11

10.11	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership	S-1	333-112261	January 27, 2004	10.12

10.12	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.13

10.13	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.14

10.14	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.15

10.15*	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2007	10.63

10.16	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

10.17*+	Scientific Advisory Board Consulting Agreement, dated April 1, 2008, by and between the Company and James H. Sabry	8-K	000-50633	April 2, 2008	10.66

10.18+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.19+	Form of Executive Employment Agreement between the Company and its executive officers	10-Q	000-50633	August 5, 2008	10.68

10.20*	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.62

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.21*	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.63

10.22*	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.65

10.23*	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.67

10.24+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.25	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership	10-K	000-50633	March 11, 2011	10.65

10.26*	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 11, 2011	10.66

10.27*	Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-K	000-50633	March 13, 2012	10.42

10.28*	Amendment No. 1, dated May 1, 2012, to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-Q	000-50633	May 4, 2012	10.43

10.29*	Amendment No. 2, dated October 30, 2012 to Consulting Agreement between the Company and David J. Morgans, dated November 1, 2011	10-K	000-50633	March 15, 2013	10.44

10.30+	2015 Compensation Information for the Company’s Named Executive Officers	8-K	000-50633	March 2, 2015	10.1

10.31+	Form of Option Agreement	10-K	000-50633	March 15, 2013	10.46

10.32+	Form of Restricted Stock Unit Award Agreement	10-K	000-50633	March 15, 2013	10.47

10.33	Common Stock Purchase Agreement dated June 11, 2013, by and between the Company and Amgen Inc.	8-K	000-50633	June 12, 2013	10.48

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.34*	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	August 7, 2013	10.46

10.35+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.36	Common Stock Purchase Agreement by and between the Company and Astellas Pharma Inc. dated December 22, 2014	8-K	000-50633	December 23, 2014	10.46

10.37*	Amended and Restated License and Collaboration Agreement, dated December 22, 2014, by and between the Company and Astellas Pharma Inc.	10-K	000-50633	March 6, 2015	10.40

10.38*	Amendment No. 7, dated March 19, 2015, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	May 4, 2015	10.41

10.39	Controlled Equity Offering Sales Agreement, dated as of September 4, 2015, by and between the Company and Cantor Fitzgerald & Co.	8-K	000-50633	September 4, 2015	10.43

10.40*	Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

10.41	Fourth Amendment to Build to Suit Lease, dated March 1, 2016, by and between the Company and Britannia Pointe Grand Limited Partnership	10-Q	000-50633	May 5, 2016	10.41

10.42*	Amendment to the Amended and Restated License and Collaboration Agreement between the Company and Astellas Pharma Inc., dated July 27, 2016	10-Q/A	000-50633	January 20, 2017	10.42

10.43*	Letter of Agreement by and between the Company and Amgen Inc. and Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated August 29, 2016	10-Q	000-50633	November 3, 2016	10.43

10.44**	Royalty Purchase Agreement by and between the Company and RPI Finance Trust, dated February 1, 2017					X

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

10.45	Common Stock Purchase Agreement by and between the Company and RPI Finance Trust, dated February 1, 2017					X

23.1	Consent of Independent registered public accounting firm					X

24.1	Power of Attorney (included in the signature page to this report)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Portions of this Exhibit are subject to a confidential treatment order.

**	Registrant has requested confidential treatment for portions of this Exhibit.

+	Management contract or compensatory plan.

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