Form 10-Q
period 2017-03-31
CYTOKINETICS INC
filed 2017-05-04
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of April 27, 2017: 45,083,240

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$49,364	$66,874
Short-term investments	157,192	89,375
Related party accounts receivable	910	24
Prepaid and other current assets	3,557	2,360

Total current assets	211,023	158,633
Long-term investments	50,622	7,672
Property and equipment, net	3,488	3,637
Other assets	241	200

Total assets	$265,374	$170,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,042	$4,236
Accrued liabilities	17,503	18,047
Deferred revenue, current	10,974	8,060
Current portion of long-term debt	4,825	2,500
Short-term portion of deferred rent and interest payable	452	415

Total current liabilities	36,796	33,258
Long-term debt, net	25,195	27,381
Liability related to the sale of future royalties, net	92,928	—
Deferred revenue, non-current	15,000	15,000
Long-term portion of deferred rent	72	142

Total liabilities	169,991	75,781

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value:
Authorized: 163,000,000 shares;
Issued and outstanding: 43,417,342 shares at March 31, 2017 and 40,646,595 shares at December 31, 2016	43	41
Additional paid-in capital	639,507	612,474
Accumulated other comprehensive income (loss)	(9)	137
Accumulated deficit	(544,158)	(518,291)

Total stockholders’ equity	95,383	94,361

Total liabilities and stockholders’ equity	$265,374	$170,142

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues:
Research and development revenues from related parties, net	$2,366	$4,296
Research and development, grant and other revenues	341	151
License revenues from related parties	1,446	3,974

Total revenues	4,153	8,421

Operating expenses:
Research and development	19,289	13,534
General and administrative	8,115	6,841

Total operating expenses	27,404	20,375

Operating loss	(23,251)	(11,954)
Interest expense	(3,052)	(563)
Interest and other income, net	436	62

Net loss before income taxes	(25,867)	(12,455)
Income tax benefit	—	—

Net loss	$(25,867)	$(12,455)

Net loss per share — basic and diluted	$(0.62)	$(0.31)

Weighted-average number of shares used in computing net loss per share — basic and diluted	41,578	39,592

Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(145)	7

Comprehensive loss	$(26,012)	$(12,448)

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(25,867)	$(12,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	421	170
Gain on disposal of equipment	(82)	—
Stock-based compensation	1,922	1,611
Non-cash interest expense related to long-term debt	139	119
Non-cash interest expense on liability related to sale of future royalties	2,307	—
Changes in operating assets and liabilities:
Related party accounts receivable	(885)	12
Prepaid and other assets	(1,239)	(1,042)
Accounts payable	(726)	(1,462)
Accrued and other liabilities	151	(365)
Deferred revenue	2,915	(4,095)

Net cash used in operating activities	(20,944)	(17,507)

Cash flows from investing activities:
Purchases of investments	(132,770)	(50,146)
Proceeds from sales and maturities of investments	21,858	30,405
Purchases of property and equipment	(1,388)	(420)

Net cash used in investing activities	(112,300)	(20,161)

Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	17,355	—
Proceeds from sale of future royalties, net of issuance costs	90,621	—
Proceeds from issuance of common stock related to sale of future royalties, net of issuance costs	7,560	—
Proceeds from long term debt, net of debt discount and issuance costs	—	14,996
Proceeds (payments) from stock based award activities and warrants, net	198	(135)

Net cash provided by financing activities	115,734	14,861

Net decrease in cash and cash equivalents	(17,510)	(22,807)
Cash and cash equivalents, beginning of period	66,874	65,076

Cash and cash equivalents, end of period	$49,364	$42,269

The accompanying notes are an integral part of these financial statements.

CYTOKINETICS, INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Significant Accounting Policies

Overview

Cytokinetics, Incorporated (the “Company”, “we” or “our”) was incorporated under the laws of the state of Delaware on August 5, 1997. The Company is a late stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics that modulate muscle function for the potential treatment of serious diseases and medical conditions.

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $544.2 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $25.9 million and net cash used in operations of $20.9 million for the three months ended March 31, 2017. Cash, cash equivalents and investments increased to $257.2 million at March 31, 2017 from $163.9 million at December 31, 2016. The Company anticipates that it will have operating losses and net cash outflows in future periods.

The Company is subject to risks common to late stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund its future plans. The Company’s liquidity will be impaired if sufficient additional capital is not available on terms acceptable to the Company. To date, the Company has funded its operations primarily through sales of its common stock, contract payments under its collaboration agreements, sale of future royalties, debt financing arrangements, sales of its convertible preferred stock, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. The Company has never generated revenues from commercial sales of its drugs and may not have drugs to market for at least several years, if ever. The Company’s success is dependent on its ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of its drug candidates. As a result, the Company may choose to raise additional capital through equity or debt financings to continue to fund its operations in the future. The Company cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that the Company’s drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at March 31, 2017, and the results of operations for the three months ended March 31, 2017 and the cash flows for the three months ended March 31, 2017. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 6, 2017.

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

The Company reviews the valuation assumptions at each grant date and, as a result, from time to time it will likely change the valuation assumptions it uses to value stock based awards granted in future periods. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates at the time, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if conditions change and the management uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company will continue to maintain the current forfeiture policy to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimate, stock-based compensation expense could be significantly different from what has been recorded in the current period.

Non-Cash Interest Expense on Liabilities Related to Sale of Future Royalties

The Company accounted for Liabilities related to sale of future royalties as a debt financing for accounting purposes, to be amortized under the effective interest rate method over the life of the related royalty stream when the Company has a significant continuing involvement in the generation of royalty streams.

Liabilities related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent the Company’s future estimates of future royalty payments are greater or less than its previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will adjust the liabilities related to sale of future royalties and prospectively recognize related non-cash interest expense.

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

In March 2016, the FASB issued ASU No. 2016-09 — Improvements to Employee Share-Based Payment Accounting which simplifies various aspects of accounting for share-based payments and presentation in the financial statements. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is permitted. During the three months ended March 31, 2017, the Company adopted ASU No. 2016-09 on a modified retrospective approach. The guidance requires us, to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and recognize previously unrecognized excess tax benefits upon adoption as a cumulative-effect adjustment in retained earnings, which eliminates the need to track unrecognized excess tax benefits for both new and existing awards. As of January 1, 2017, the Company recognized excess tax benefit of $0.7 million as an increase to deferred tax assets related to tax loss carryover. However, the entire amount was offset by a full valuation allowance. Accordingly, no cumulative-effect adjustment to retained earnings was recorded as of March 31, 2017. The Company will maintain its current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense. The adoption of this aspect of the guidance did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires management to record right-to-use asset and lease liability on the statement of financial position for operating leases. ASU 2016-02 is effective for annual and interim reporting periods beginning on or after December 15, 2018 and the modified retrospective approach is required. The Company is in the process of evaluating the impact the adoption of this standard would have on its financial statements and disclosures.

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

Note 2 — Net Loss Per Share

The following is the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2017	March 31, 2016
Net loss	$(25,867)	$(12,455)

Weighted-average shares used in computing net loss per share — basic and diluted	41,578	39,592

Net loss per share — basic and diluted	$(0.62)	$(0.31)

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

	Three Months Ended
	March 31, 2017	March 31, 2016
Options to purchase common stock	5,905	5,869
Warrants to purchase common stock	3,830	5,710
Restricted and Performance stock units	461	758
Shares issuable related to the ESPP	59	40

Total shares	10,255	12,377

Note 3 — Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash paid for interest	$592	$382
Cash paid for taxes	69	1
Significant non-cash investing and financing activities:
Debt discount netted against proceeds from long term debt, recorded in equity	—	288
Interest paid on the long-term debt, at inception	—	63
Purchases of property and equipment through accounts payable	387	229
Purchases of property and equipment through accrued liabilities	728	11

Note 4 — Related Parties and Related Party Transactions

Research and Development Arrangements

Amgen Inc. (“Amgen”)

Revenue from Amgen was as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Research and development revenues from related parties
Reimbursement of internal costs	$891	$617
Co-invest option payment	(1,250)	—

Total revenues from Amgen	$(359)	$617

In December 2006, the Company entered into a collaboration and option agreement with Amgen to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure (the “Original Amgen Agreement”). The agreement granted Amgen an option to obtain an exclusive license worldwide, except Japan, to develop and commercialize omecamtiv mecarbil and other drug candidates arising from the collaboration. In May 2009, Amgen exercised its option. As a result, Amgen became responsible for the development and commercialization of omecamtiv mecarbil and related compounds at its expense worldwide (excluding Japan), subject to the Company’s development and commercialization participation rights. Amgen reimburses the Company for certain research and development activities it performs under the collaboration. In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (collectively with the Original Amgen Agreement, the “Amgen Agreement”).

The Amgen Agreement also provides for the Company to receive increased royalties by co-funding Phase 3 development costs of omecamtiv mecarbil and other drug candidates under the collaboration. The Amgen Agreement also provides that if the Company elects to co-fund such costs at the $40.0 million level, it would be entitled to co-promote the co-funded drug in North America and participate in agreed commercialization activities in institutional care settings, at Amgen’s expense.

In July 2013, Amgen announced that it had granted an option to commercialize omecamtiv mecarbil in Europe to Servier, with the Company’s consent, pursuant to an Option, License and Collaboration Agreement (the “Servier Agreement”).

In August 2016, the Company entered into a Letter Agreement with Amgen and Servier (the “Letter Agreement”), which (i) expands the territory of the sublicense to Servier to include specified countries in the Commonwealth of Independent States (“CIS”) and (ii) provides that, if Amgen’s rights under the Amgen Agreement, as amended, are terminated with respect to the territory of such sublicense, the sublicensed rights previously granted by Amgen to Servier under the Servier Agreement will remain in effect and become a direct license or sublicense of such rights by the Company to Servier, on substantially the same terms as set forth in the Servier Agreement, including but not limited to Servier’s payment of its share of agreed development costs and future milestone and royalty payments to the Company. The Letter Agreement does not otherwise modify the Company’s rights and obligations under the Amgen Agreement, as amended, or create any additional financial obligations of the Company, unless we otherwise agree in writing.

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

In December 2016, the Company recognized $26.7 million in development milestone payments related to the start of GALACTIC-HF, the Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen in collaboration with Cytokinetics as the Company has no remaining deliverables under the Amgen Agreement.

In December 2016, the Company provided notice of its exercise of its option under the Amgen Agreement to co-invest in the Phase 3 development program of omecamtiv mecarbil at the level of $10.0 million in exchange for an incremental royalty from Amgen of up to 1% on increasing worldwide sales of omecamtiv mecarbil outside Japan. In February 2017, the Company provided notice to Amgen of its further exercise of its co-invest option in the additional amount of $30.0 million (i.e. to fully co-invest $40.0 million) in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan.

The co-invest payment of $40.0 million is due to Amgen in eight quarterly installments and is contingent on Amgen continuing the Phase 3 development program of omecamtiv mecarbil. For the three months ended March 31, 2017, the Company recorded a payment of $1.3 million as a reduction in collaboration revenue, related to the option to co-invest in the Phase 3 development program of omecamtiv mecarbil, as it concluded the benefit to be received in exchange for the co-invest payment to Amgen, was not sufficiently separable from Amgen Agreement.

Amgen and the Company are continuing the research program in 2017. Under the Amgen Agreement, the Company is entitled to receive reimbursements of internal costs of certain full-time employee equivalents, as well as potential additional milestone payments related to the research activities.

The Company has recognized research and development revenue from Amgen for reimbursements of internal costs of certain full-time employee equivalents, supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds, and other costs related to that research program. These reimbursements were recorded as research and development revenues from related parties. During the three months ended March 31, 2017 and 2016, the Company recorded research and development revenue from Amgen of $0.9 million and $0.6 million, respectively, under the Amgen Agreement. Related party accounts receivables due from Amgen as of March 31, 2017 and December 31, 2016 were $0.9 million and zero, respectively.

Under the Amgen Agreement, the Company is eligible to receive over $300.0 million in additional development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of a drug candidate to certain regulatory authorities for marketing approval and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments would become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities.

Astellas Pharma Inc. (“Astellas”)

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
License revenues from related parties	$1,446	$3,974
Research and development revenues with related parties:
Reimbursement of internal costs	1,899	2,239
Reimbursement of other costs	826	1,440

Total research and development revenue with related parties from Astellas	2,725	3,679

Total Revenue from Astellas	$4,171	$7,653

At March 31, 2017 and December 31, 2016, the Company had $26.0 million and $23.1 million, respectively, of deferred revenue related to Astellas, reflecting the unrecognized portion of the license revenue, option fee and payment of expenses. There were no accounts receivable due from Astellas at March 31, 2017 and December 31, 2016.

Original Astellas Agreement (Non-neuromuscular license)

In June 2013, the Company entered into a license and collaboration agreement with Astellas (the “Original Astellas Agreement”). The primary objective of the collaboration with Astellas is to advance novel therapies for diseases and medical conditions associated with muscle weakness. Under the Original Astellas Agreement, the Company granted Astellas an exclusive license to co-develop and jointly commercialize CK-2127107, a fast skeletal troponin activator, for potential application in non-neuromuscular indications worldwide. Cytokinetics retained an option to conduct early-stage development for certain agreed indications at its initial expense, subject to reimbursement if development continues under the collaboration. Cytokinetics also retained an option to co-promote collaboration products in the United States and Canada. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities.

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

Under the 2014 Astellas Agreement, the Company received a non-refundable upfront license fee of $30.0 million in January 2015. Concurrently, the Company received $15.0 million as a milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. Under the 2014 Astellas Agreement, the Company is conducting a Phase 2 clinical trial of CK-2127107 in patients with SMA.

The Company determined that the license and the research and development services relating to the 2014 Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue over the research term of the 2014 Astellas Agreement using the proportional performance model. During the three months ended March 31, 2017 and 2016, the Company recorded $0.5 million and $4.0 million, respectively, in license revenue based on the proportional performance model under the 2014 Astellas Agreement. As of March 31, 2017, $6.7 million license revenue remains deferred under the 2014 Astellas Agreement.

Pursuant to the 2014 Astellas Agreement, the Company recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. The Company was eligible to potentially receive over $20.0 million in reimbursement of sponsored research and development activities during the two years of the collaboration following the execution of the 2014 Astellas Agreement. During the three months ended March 31, 2017 and 2016, the Company recorded research and development revenue from Astellas of $2.0 million and $3.7 million, respectively, under the 2014 Astellas Agreement.

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

2016 Astellas Amendment (Inclusion of ALS as an Added Indication and Option on Tirasemtiv)

In 2016, the Company and Astellas further amended the collaboration agreement to expand our collaboration to include the development of CK-2127107 for the potential treatment of ALS (“2016 Astellas Amendment”), as well as the possible development in ALS of other fast skeletal regulatory activators previously licensed by the Company to Astellas (“ALS License”). The 2016 Astellas Amendment became effective in September 2016 (collectively with the 2014 Astellas Agreement, the “Current Astellas Agreement”).

Under the 2016 Astellas Amendment, the Company granted Astellas an option for a license to tirasemtiv (“Option on Tirasemtiv”). If Astellas exercises its Option on Tirasemtiv, Astellas will receive exclusive worldwide commercialization rights outside of the Company’s commercialization territory of North America, Europe and other select countries. Tirasemtiv is the Company’s fast skeletal troponin activator being evaluated in the ongoing Phase 3 clinical trial, VITALITY-ALS, in people living with amyotrophic lateral sclerosis (“ALS”).

Finally, the 2016 Astellas Amendment extends the existing joint research program focused on the discovery of additional next-generation skeletal muscle activators through 2017, including sponsored research at Cytokinetics.

Astellas’ Option on Tirasemtiv

In connection with the execution of the 2016 Astellas Amendment, the Company received a $15.0 million non-refundable option fee for the grant of the Option on Tirasemtiv in October 2016. Prior to Astellas’ exercise of the option, the Company will continue the development of tirasemtiv, including VITALITY-ALS, at its own expense to support regulatory approval in the U.S., EU and certain other jurisdictions and will retain the final decision making authority on the development of tirasemtiv. If Astellas exercises the option, the Company will grant Astellas an exclusive license to develop and commercialize tirasemtiv outside the Company’s own commercialization territory of North America, Europe and other select countries (“License on Tirasemtiv”) under a tirasemtiv License and Collaboration Agreement (“Tirasemtiv License Agreement”). Each party would be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory.

If Astellas exercises its option for a global collaboration for the development and commercialization of tirasemtiv, the Company will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from VITALITY-ALS) to $80.0 million (if exercise occurs following receipt of FDA approval) and a milestone payment of $30.0 million from Astellas associated with the Company’s initiation of the open-label extension trial for tirasemtiv (VIGOR-ALS). The Company will be responsible for the development costs of tirasemtiv during the option period, but if Astellas exercises the option after the defined review period following receipt of data from VITALITY-ALS, Astellas will at the time of option exercise reimburse the Company for a share of any additional costs incurred after such review period.

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

Prior to Astellas’ exercise of the option, the Company will continue the development of tirasemtiv, including VITALITY-ALS, at its own expense to support regulatory approval in the U.S., EU and certain other jurisdictions, and the Company has complete discretion to continue to conduct clinical trials, and will retain the final decision making authority on the development of tirasemtiv. Therefore, the Company concluded that there was no obligation related to any development services during the option period.

Addition of ALS as an Added Indication (CK-2127107 and other fast skeletal activators)

In connection with the execution of the 2016 Astellas Amendment, the Company received a non-refundable upfront amendment fee of $35.0 million. In addition, the Company received an accelerated $15.0 million milestone payment that would have been payable upon the initiation of the first Phase 2 clinical trial of CK-2127107 as the lead compound in ALS, as if such milestone had been achieved upon the execution of the 2016 Astellas Amendment.

The Company and Astellas are collaborating to develop CK-2127107 in ALS. Astellas is primarily responsible for the development of CK-2127107 in ALS, but the Company will conduct the Phase 2 clinical trial of CK-2127107 in ALS and will share in the operational responsibility for later clinical trials. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of CK-2127107 and other fast skeletal regulatory activators in ALS. The Company and Astellas will share equally the costs of developing CK-2127107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS subject to a right to recoup the Company’s share of such costs plus a 100% premium by reducing future milestone and royalty payments to the Company and (ii) the Company may defer (but not eliminate) a portion of its co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. The Company has the right to co-fund its share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas. Cytokinetics will also receive approximately $41.0 million in additional sponsored research and development funding through 2018 which includes Astellas’ funding of Cytokinetics’ conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $35.8 million) as well as the continuing research collaboration (approximately $5.2 million).

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

The Company considered the 2016 Astellas Amendment to be a modification of the 2014 Astellas Agreement. The remaining deliverables under the 2014 Astellas Agreement were: (1) the SMA license; (2) Research Services in connection with the Research Plan (through 2016); and (3) SMA Development Services in connection with the Development Plan. The Company evaluated the components and consideration of the 2016 Astellas Amendment against other Phase 2 collaboration arrangements, and determined that the new 2016 deliverables had standalone value and are delivered at fair value. Therefore no reallocation of consideration to the 2014 deliverables was performed.

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

The Company allocated the $50.0 million in upfront consideration along with the $44.2 million in then committed research and development consideration, among the two units of accounting, on a relative fair value basis, using the best estimated selling price (“BESP”). The BESP of the ALS License was determined using a discounted cash flow, risk adjusted for probability of success; while the BESP of the research and development services were determined using estimated research and development cost, included in the research and development programs approved by Astellas. Based on this allocation of consideration, the Company stands to recognize $74.9 million in license revenue and $19.3 million in research and development revenue, under the 2016 Astellas Amendment. Since the upfront consideration of $50.0 million is less than the allocated consideration of the ALS License, the Company recognized $50.0 million in license revenue on the effective date of the 2016 Astellas Amendment, in September 2016, and records the remaining $24.9 million as an allocation from research and development services, when those services are performed.

Allocation of arrangement consideration, and revenue recognition (in millions):

	Allocated Consideration	Upfront Revenue Recognition	Revenue Recognition over Performance Period
Units of Accounting:
ALS License	$74.9	$50.0	$24.9
Research and ALS Development Services	19.3	—	19.3

Total consideration	$94.2	$50.0	$44.2

During the three months ended March 31, 2017 and 2016, the Company recorded $0.9 million and zero, respectively in license revenue under the 2016 Astellas Amendment.

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

During the three months ended March 31, 2017 and 2016, the Company recorded $0.7 million and zero, respectively in research and development revenue from Astellas, under the 2016 Astellas Amendment.

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

Note 5 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — Agency bonds and money market funds	$40,844	$—	$—	$40,844

Short-term investments — U.S. Treasury securities and Agency bonds	$157,309	$3	$(120)	$157,192	4/2017 – 3/2018

Long-term investments — Equity, U.S. Treasury securities and Agency bonds	$50,513	$179	$(70)	$50,622	4/2018 – 8/2018

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — U. S. Treasury securities and money market funds	$55,658	$—	$—	$55,658

Short-term investments — U.S. Treasury securities	$89,396	$2	$(23)	$89,375	1/2017 – 12/2017

Long-term investments — Equity and U.S. Treasury securities	$7,513	$176	$(17)	$7,672	2/2018 – 3/2018

At March 31, 2017 there were no investments that had been in a continuous unrealized loss position for 12 months or longer. The Company collected the contractual cash flows on its U.S. Treasury securities and Agency bonds that matured from April 1, 2017 through April 27, 2017 and expects to be able to collect all contractual cash flows on the remaining maturities of its U.S. Treasury securities and Agency bonds.

Interest income was as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Interest income	$489	$62

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

Fair value of financial assets:

Financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2017
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market funds	$38,345	$—	$—	$38,345
U.S. Treasury securities	143,453	—	—	143,453
Agency bonds	—	66,681	—	66,681
Equity securities	179	—	—	179

Total	$181,977	$66,681	$—	$248,658

Amounts included in:
Cash and cash equivalents	$38,345	$2,499	$—	$40,844
Short-term investments	98,589	58,603	—	157,192
Long-term investments	45,043	5,579	—	50,622

Total	$181,977	$66,681	$—	$248,658

	December 31, 2016
	Fair Value Measurements Using			Assets At Fair Value
	Level 1	Level 2	Level 3
Assets:
Money market funds	$52,657	$—	$—	$52,657
U.S. Treasury securities	99,872	—	—	99,872
Equity securities	176	—	—	176

Total	$152,705	$—	$—	$152,705

Amounts included in:
Cash and cash equivalents	$55,658	$—	$—	$55,658
Short-term investments	89,375	—	—	89,375
Long-term investments	7,672	—	—	7,672

Total	$152,705	$—	$—	$152,705

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. As of March 31, 2017 and December 31, 2016, the Company had no financial assets measured at fair value on a recurring basis using significant Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of March 31, 2017 and December 31, 2016, the fair value of the long-term debt, payable in installments through year ended 2020, approximated its carrying value of $30.0 million and $29.9 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

As of March 31, 2017, the fair value of liabilities related to the sale of future royalties is based on the Company’s current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which are considered Level 3 (See Note 9 – “Liability Related to Sale of Future Royalties”).

Note 7 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	March 31, 2017	December 31, 2016

Accrued liabilities:
Clinical and preclinical costs	$12,202	$10,092
Other payroll related	2,174	1,888
Bonus	1,156	3,800
Other accrued expenses	1,971	1,595
Leasehold improvements	—	672

Total accrued liabilities	$17,503	$18,047

Note 8 — Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	March 31, 2017	December 31 2016
Notes payable, gross	$30,000	$30,000
Less: Unamortized debt discount	(422)	(472)
Accretion of final payment fee	442	353

Carrying value of notes payable	$30,020	$29,881
Less: Current portion of long-term debt	(4,825)	(2,500)

Long-term debt	$25,195	$27,381

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

During February 2016, the Company drew down an additional $15.0 million in funds under the Loan Agreement and issued warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share under the second term loan. As of March 31, 2017, there were 100,106 warrants outstanding and exercisable and are classified under stockholder’s equity. The Company is required to repay the outstanding principal in 36 equal installments beginning October 2017 and is due in full in October 2020. The first and second term loans bear interest at a rate of 7.5% per annum, respectively. The remaining term loans, if drawn, will bear interest at a rate fixed at the time of draw, equal to the greater of (i) 7.50% and (ii) the sum of the three month U.S. LIBOR rate plus 7.31%. The Company is required to make a final payment fee of 4.00% of the amounts of the Term Loans drawn payable on the earlier of (i) the prepayment of the Term Loans or (ii) the Maturity Date. The loan carries prepayment penalties of 3% and 2% for prepayment within one and two years, respectively, of the loan origination and 1% thereafter. The warrants issued in the Loan Agreement became exercisable upon issuance and will remain exercisable for five years from issuance or the closing of a merger consolidation transaction in which the Company is not the surviving entity.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Agreement also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse changes, attachment, levy, restraint on business, cross-defaults on material indebtedness, bankruptcy, material judgments, misrepresentations, subordinated debt, governmental approvals, lien priority and delisting. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s current and future assets, other than its intellectual property.

The Company recorded interest expense related to the long-term debt of $0.7 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively. Included in interest expense for this period was interest on principal, amortization of the debt discount and debt issuance costs, and the accretion of the final exit fee. For the three months ended March 31, 2017 and 2016, the effective interest rate on the amounts borrowed under the Loan Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 9.3%.

Future minimum payments under the Loan Agreement, as of March 31, 2017 are as follows (in thousands):

Remainder of 2017	$4,205
2018	11,743
2019	10,982
2020	8,938

Total minimum payments	35,868
Less: Interest and final payment	(5,868)

Notes payable, gross	$30,000

Note 9 - Liabilities Related to Sale of Future Royalties

In February 2017, the Company entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. Under the Royalty Agreement, The Company sold a portion of the Company’s right to receive royalties on potential net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Company’s agreements with Amgen to RPI for a payment of $90.0 million (the “Royalty Monetization”). The Royalty Monetization is non-refundable, even if omecamtiv mecarbil is never commercialized. The Company accounts for the Royalty Monetization as a liability reported as Liabilities related to sale of future royalties, primarily because the Company has significant continuing involvement in generating the royalty stream under the Amgen Agreement, including the Company’s option to co-invest in the Phase 3 development program of omecamtiv mecarbil.

Also in February 2017, pursuant to a concurrently-executed Common Stock Purchase Agreement with RPI, the Company issued 875,656 shares of its common stock to RPI for $10.0 million (the “RPI Common Stock”).

The Company concluded that there are two units of accounting for the Royalty Monetization and the RPI Common Stock: (1) the liability related to sale of future royalties and (2) the RPI Common Stock. The Company allocated the $90 million from the Royalty Monetization and the $10 million from the RPI Common Stock among the two units of accounting on a relative fair value basis. The Company determined the fair value for the liability related to sale of future royalties at the time of the Royalty Monetization to be $96.7 million, with an effective annual non-cash interest rate of 17%. The Company determined the fair value of the RPI Common Stock at March 31, 2017 to be $8.1 million, based on the closing stock price at the transaction date and adjusted for the trading restrictions.

The Company allocated the transaction consideration on a relative fair value basis to the liability and the common stock, as follows (in millions):

Allocated Consideration
Units of Accounting:
Liability related to sale of future royalties	$92.3
Common stock	7.7

Total consideration	$100.0

The Company allocated $1.8 million of transaction costs incurred in connection with the Royalty Monetization and the RPI Common Stock to the liability and common stock in proportion to the allocation of proceeds to those components. The transaction costs allocated to the liability will be amortized to non-cash interest expense over the estimated term of the Royalty Agreement.

The following table shows the activity within liabilities related to sale of future royalties during the three months ended March 31, 2017 (in thousands):

Liability related to sale of future royalties at February 1, 2017	$92,300
Non-cash interest expense recognized	2,295

Liability related to sale of future royalties at March 31, 2017	94,595
Less: Unamortized transaction costs	(1,667)

Carrying value of liability related to sale of future royalties at March 31, 2017	$92,928

Note 10 — Stockholders’ Equity

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity.

In the first three months of 2017 and 2016, the Company recorded insignificant amounts of unrealized gains (losses) in available-for-sale securities in accumulated other comprehensive loss.

Warrants

As of March 31, 2017, the Company had warrants outstanding to purchase 3.8 million shares of the Company’s common stock.

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

In January 2017, the Company issued 16,126 shares of common stock related to cashless exercises of warrants in accordance with the Loan Agreement.

In March 2017, the Company issued 108,581 shares of common stock related to cashless exercises of warrants in accordance with the June 2012 public offerings. Also in March 2017, warrants to purchase 184,119 shares of the Company’s common stock at an exercise price of $5.28 per share were cash exercised in accordance with the June 2012 public offerings.

Outstanding warrants as of March 31, 2017 were as follows:

	Number of Shares	Exercise Price	Expiration Date
Issued 6/25/2012	3,730,007	$5.28	06/25/17
Issued 10/19/2015	48,892	$6.90	10/19/20
Issued 02/10/2016	51,214	$6.59	02/10/21

Committed Equity Offering

On September 4, 2015, the Company entered into a Committed Equity Offering (the “CE Offering”) that is an at-the-market issuance sales agreement (the “Cantor Fitzgerald Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), pursuant to which the Company may issue and sell shares of common stock having an aggregate offering price of up to $40.0 million, from time to time through Cantor Fitzgerald as its sales agent. The issuance and sale of these shares by the Company under the Cantor Fitzgerald Agreement, if any, are subject to the continued effectiveness of its registration statement on Form S-3, which was declared effective by the SEC on September 17, 2015.

Sales of the Company’s common stock, through the Cantor Fitzgerald Agreement, will be made on The NASDAQ Global Market by means of ordinary brokers’ transactions at market prices or as otherwise agreed to by the Company and Cantor Fitzgerald. Subject to the terms and conditions of the Cantor Fitzgerald Agreement, Cantor Fitzgerald will use commercially reasonable efforts to sell the Company’s common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). The Company is not obligated to make any sales of common stock under the Cantor Fitzgerald Agreement. The offering of shares of common stock pursuant to the Cantor Fitzgerald Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Cantor Fitzgerald Agreement or (2) termination of the Cantor Fitzgerald Agreement. The Cantor Fitzgerald Agreement may be terminated by Cantor Fitzgerald at any time upon ten days’ notice to the Company or may be terminated by the Company at any time upon five day’ s notice to Cantor Fitzgerald, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material adverse change in the Company’s business. The Company will pay Cantor Fitzgerald a commission rate equal to 3.0% of the gross proceeds of the sales price per share of any common stock sold through Cantor Fitzgerald under the Cantor Fitzgerald Agreement. The Company has also provided Cantor Fitzgerald with customary indemnification and contribution rights. As of March 31, 2017, 2,246,750 shares have been issued through Cantor Fitzgerald under the Cantor Fitzgerald Agreement for total net proceeds of approximately $26.3 million. For the three months ended March 31, 2017, 1,438,557 shares have been issued for total net proceeds of approximately $17.4 million.

Equity Incentive Plan

Total employee stock-based compensation expenses were $1.9 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

Stock Options

Activity under the 2004 Equity Incentive Plan, for the three months ended March 31, 2017, was as follows:

	Shares Available for Grant of Options or Awards	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2016	1,588,300	5,192,813	$9.27
Options granted	(874,774)	874,774	10.66
Options exercised	—	(18,997)	6.83
Options forfeited/expired	143,616	(143,616)	37.29
Restricted stock units granted	(269,000)	—	—
Restricted stock units forfeited	342,500	—	—

Balance at March 31, 2017	930,642	5,904,974	$8.80

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2017 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2016	64,502	$7.19
Restricted stock units granted	269,000	10.60
Restricted stock units released	(43,500)	6.67
Restricted stock units forfeited	—	—

Unvested restricted stock units outstanding at March 31, 2017	290,002	$10.43

Restricted Stock Units that Contain Performance Conditions

Performance stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Performance stock units outstanding at December 31, 2016	685,000	$7.00
Restricted stock units granted	—	—
Restricted stock units released	(171,250)	7.00
Restricted stock units forfeited	(342,500)	7.00

Performance stock units outstanding at March 31, 2017	171,250	$7.00

Note 11 — Interest and Other Income, Net

Interest and other income, net for the three months ended March 31, 2017 and 2016 primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 12 — Commitments and Contingencies

Commitments

Operating Lease

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. During March 2016, the Company amended the lease agreement to include certain additional operating expenses, related to the replacement of two boilers. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense was $0.9 million and $0.8 million, respectively, for the three months ended March 31, 2017 and 2016.

Co-invest option

In December 2016, the Company agreed to exercise its option to co-invest $10.0 million in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement. In connection with exercising its co-investment option at $10.0 million, the Company will be eligible to receive an incremental royalty of up to 1% on increasing worldwide net sales of omecamtiv mecarbil outside of Japan. The co-investment payment is due to Amgen in eight quarterly installments with the first payment due at the time of providing notice of the option exercise and is contingent on Amgen continuing the Phase 3 development program of omecamtiv mecarbil. In February 2017, the Company provided notice to Amgen of its further exercise of its co-invest option in the additional amount of $30.0 million (i.e. to co-invest $40.0 million) in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement. As a result, the Company is eligible to receive an incremental royalty of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside of Japan. Exercising its option and fully co-funding $40.0 million will afford the Company the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities.

As of March 31, 2017, future minimum payments due to Amgen were as follows (in thousands):

Remainder of 2017	$18,750
2018	18,750

Total	$37,500

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

Note 13 — Income Taxes

During the three months ended March 31, 2017 and 2016, the Company did not record a provision for income taxes because it expected to generate a net operating loss for the year ending December 31, 2017 and 2016, respectively.

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

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change NOLs and tax credits to offset future taxable income. The Company does not believe that it has experienced an ownership change since 2006. A portion of the Company’s existing NOLs and tax credits are subject to limitations arising from previous ownership changes. Future changes in the Company’s stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 and result in additional limitations.

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

Our drug candidates currently in clinical development are our fast skeletal muscle activators tirasemtiv and CK-2127107, and our cardiac muscle activator omecamtiv mecarbil. Tirasemtiv is being evaluated for the potential treatment of ALS. CK-2127107 is being evaluated for the potential treatment of spinal muscle atrophy (“SMA”) and chronic obstructive pulmonary disease (“COPD”) and for the potential use in other indications associated with muscle weakness (including ALS) under a strategic alliance with Astellas established in June 2013 and expanded in December 2014 and July 2016. Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006.

Skeletal Muscle Contractility Program

Overview

Tirasemtiv is our lead drug candidate from our skeletal muscle contractility program. We conducted a Phase 2 clinical development program for tirasemtiv, and in July 2015 we started a Phase 3 clinical trial for this drug candidate in patients with ALS known as VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS). In October 2016 we started a Phase 3 clinical trial known as VIGOR-ALS (Ventilatory Investigations in Global Open-Label Research in ALS). Tirasemtiv has been granted orphan drug designation and fast track status by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for the potential treatment of ALS. We retain exclusive rights to tirasemtiv, subject to Astellas’ exercise of its Option on Tirasemtiv. In collaboration with Astellas, we are also developing another drug candidate from this program, CK-2127107, for potential indications associated with muscle weakness. We started a Phase 2 clinical trial for CK-2127107 in patients with SMA in December 2015. Astellas, in collaboration with Cytokinetics, started a Phase 2 clinical trial of CK-2127107 in patients with chronic obstructive pulmonary disease in June 2016.

Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Tirasemtiv and CK-2127107 have each demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

Tirasemtiv

Tirasemtiv, a fast skeletal troponin activator, is the lead drug candidate from our skeletal muscle contractility program. We conducted three “evidence of effect” Phase 2a clinical trials (one in patients with myasthenia gravis, one in patients with calf muscle claudication, and one in patients with ALS) and a Phase 2b clinical trial of tirasemtiv in patients with ALS. The evidence of effect clinical trials were randomized, double-blind, placebo-controlled, three-period cross-over studies of single doses of tirasemtiv administered to patients with impaired muscle function. These studies were intended to translate the mechanism of action of tirasemtiv into potentially clinically relevant pharmacodynamic effects. The Company believes the results from the Phase 2b clinical trial of tirasemtiv in patients with ALS, known as BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS), showed that effects observed on slow vital capacity (“SVC”), a measure of the strength of the skeletal muscles responsible for breathing, in patients treated with tirasemtiv were robust and potentially clinically meaningful and supported further evaluation of tirasemtiv in a Phase 3 clinical trial.

Tirasemtiv Clinical Development

VITALITY-ALS: VITALITY-ALS is a multi-national, randomized, double-blind, placebo-controlled trial that was originally designed to enroll 445 patients with possible, probable or definite ALS diagnosed within 24 months, and with a baseline vital capacity > 70 % of predicted, based on age, sex, and height. Patients were eligible whether or not they were on riluzole therapy. The primary endpoint of the trial will assess change from baseline in SVC, to be assessed after 24 weeks of double-blind, placebo-controlled treatment. Secondary endpoints include time to decline from baseline in percent predicted SVC by ≥ 20 percentage points or the onset of respiratory insufficiency or death; time to decline from baseline in percent predicted SVC to ≤ 50 percent predicted or the onset of respiratory insufficiency or death; time to first occurrence of any use of assisted ventilation or death; time to decline in any of the three respiratory domains of the ALSFRS-R or death; and change in the Mega-Score of muscle strength.

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

In January 2016, we amended the protocol of VITALITY-ALS to increase enrollment from approximately 445 patients to approximately 600 patients. Increasing the number of patients enrolled increases the statistical power to detect a difference in the primary efficacy endpoint (change from baseline in SVC at 24 weeks) between tirasemtiv and placebo.

In August 2016, we announced the completion of patient enrollment in VITALITY-ALS.

In March 2017, we convened the third Data Monitoring Committee Meeting for VITALITY-ALS to review unblinded safety and efficacy data; the Committee recommended continuing the trial without modification.

We were awarded a $1.5 million grant from The ALS Association (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. The grant provides funding for collaboration among Cytokinetics, The ALS Association and the Barrow Neurological Institute to enable plasma samples collected from patients enrolled in VITALITY-ALS to be added to The Northeastern ALS Consortium (NEALS) Repository, a resource for the academic research community to identify biomarkers that may help to assess disease progression and underlying disease mechanisms in ALS. To date, Cytokinetics has achieved two milestones under the ALSA Grant receiving $0.8 million in accordance with the ALSA Grant. As of March 31, 2017, we recorded $0.3 million as grant revenue as qualified expenses were incurred and approved by management.

In March 2017, in collaboration with Origent Data Sciences, Inc. we announced the advancement of our research collaboration to prospectively validate Origent’s computer model to predict the course of ALS disease progression using data from VITALITY-ALS. This collaboration, funded by a grant from The ALS Association to Origent, is designed to enable the first prospective validation of their predictive model in a clinical trial for ALS.

VIGOR-ALS: In October 2016, we initiated VIGOR-ALS, an open-label extension clinical trial designed to assess the long-term safety and tolerability of tirasemtiv in patients with ALS who have completed their participation in VITALITY-ALS. VIGOR-ALS will provide supplemental data on the effects of the long-term use of tirasemtiv.

The clinical trials program for tirasemtiv may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. We cannot yet predict if or when this may occur. Our expenditures are expected to increase as we continue to progress tirasemtiv towards potential registration.

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

Addition of ALS as an Added Indication (CK-2127107 and other fast skeletal activators)

In connection with the execution of the 2016 Astellas Amendment, we received a non-refundable upfront amendment fee of $35.0 million. In addition, we received an accelerated $15.0 million milestone payment that would have been payable upon the initiation of the first Phase 2 clinical trial of CK-2127107 as the lead compound in ALS, as if such milestone had been achieved upon the execution of the 2016 Astellas Amendment.

We and Astellas are collaborating to develop CK-2127107 in ALS. Astellas is primarily responsible for the development of CK-2127107 in ALS, but we will conduct the Phase 2 clinical trial of CK-2127107 in ALS and will share in the operational responsibility for later clinical trials. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of CK-2127107 and other fast skeletal regulatory activators in ALS. We and Astellas share equally the costs of developing CK-2127107 in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS subject to a right to recoup our share of such costs plus a 100% premium by reducing future milestone and royalty payments to us and (ii) we may defer (but not eliminate) a portion of our co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. We have the right to co-fund our share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas. Cytokinetics will also receive approximately $41.0 million in additional sponsored research and development funding through 2018 which includes Astellas’ funding of Cytokinetics’ conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $35.8 million) as well as the continuing research collaboration (approximately $5.2 million).

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

During the three months ended March 31, 2017 and 2016, we recorded $1.4 million and $4.0 million, respectively, of license revenue and $2.7 million and $3.7 million, respectively, in reimbursement of sponsored research and development activities in connection with our strategic alliance with Astellas. See our unaudited condensed consolidated financial statements for a further discussion of our revenue recognition policy under our agreement with Astellas.

CK-2127107 Clinical Development

SMA Clinical Development: Cytokinetics in collaboration with Astellas is conducting a Phase 2 clinical development program. Cytokinetics started a Phase 2 clinical trial of CK-2127107 in patients with SMA in December 2015. The clinical trial is designed to assess effects of CK-2127107 on multiple measures of muscle function in both ambulatory and non-ambulatory patients with SMA, a severe, genetic neuromuscular disease that leads to debilitating muscle wasting and weakness. The primary objective of this double-blind, randomized, placebo-controlled clinical trial is to determine the potential pharmacodynamic effects of a suspension formulation of CK-2127107 following multiple oral doses in patients with Type II, Type III, or Type IV SMA. Secondary objectives are to evaluate the safety, tolerability and pharmacokinetics of CK-2127107. The trial will enroll seventy-two patients in two sequential, ascending dose cohorts (two cohorts of 36 patients each, stratified approximately half ambulatory and half non-ambulatory).

The first cohort of patients received 150 mg of CK-2127107 dosed twice daily for eight weeks; the second cohort of patients is receiving 450 mg of CK-2127107 dosed twice daily. At the conclusion of the trial, approximately 24 patients will have been randomized to placebo, approximately 24 patients to 150 mg of CK-2127107 twice daily and approximately 24 patients to 450 mg of CK-2127107 twice daily. In each of these three treatment groups of approximately 24 patients each, roughly half will be ambulatory and half will be non-ambulatory. Multiple assessments of skeletal muscle function and fatigability will be performed including respiratory assessments, upper limb strength and functionality for non-ambulatory patients, as well as six-minute walk and timed-up-and-go for ambulatory patients.

In March 2017, we announced that we completed enrollment of Cohort 1 and the second cohort of the Phase 2 clinical trial was open to enrollment. We anticipate that the trial will complete enrollment and report data in 2017 in collaboration with Astellas.

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

Frailty Clinical Development: We anticipate that Astellas will begin a Phase 1b clinical trial of CK-2127107 in elderly patients with limited mobility in the second quarter of 2017.

CK-2127107 Presentations and Publications

Also in March 2017, we presented preclinical data for CK-2127107 at the MDA Scientific Conference in Arlington, Virginia showing that CK-2127107 improves muscle function in mouse models of SMA.

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

We advanced a next-generation skeletal muscle activator into IND-enabling studies in 2016 and earned a $2.0 million milestone payment from Astellas. We are conducting a joint research program with Astellas directed to the discovery of next-generation skeletal muscle activators. Under the 2016 Astellas Amendment, the joint research program will continue through 2017 and Astellas will reimburse us for certain research activities we perform.

Cardiac Muscle Contractility Program

Overview

Our lead drug candidate from our cardiac contractility program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both for use in the hospital setting and for use in the outpatient setting. Omecamtiv mecarbil was studied in nine Phase 1 clinical trials in healthy subjects, two Phase 2a clinical trials in heart failure patients, one Phase 2 clinical trial, COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure) and one Phase 2b, ATOMIC-AHF (Acute Treatment with Omecamtiv Mecarbil to Increase Contractility in Acute Heart Failure). These clinical trials were designed to evaluate the safety, tolerability, pharmacodynamic and pharmacokinetic profiles of both intravenous and oral formulations in a diversity of patients, including outpatients with stable heart failure and patients with hospitalized for acutely decompensated heart failure. In these trials, omecamtiv mecarbil exhibited generally linear, dose-proportional pharmacokinetics across the dose ranges studied. The adverse effects observed at intolerable doses in humans appeared similar to the adverse findings which occurred in preclinical safety studies at similar plasma concentrations. These effects are believed to be related to the mechanism of action of this drug candidate which, at intolerable doses, resulted in an excessive prolongation of the systolic ejection time (i.e., the time in which the heart is contracting). However, these effects resolved promptly with discontinuation of the infusions of omecamtiv mecarbil.

COSMIC-HF showed statistically significant improvements in pre-specified secondary measures of cardiac function and dimensions, as well as n-T-pro-BNP (a biomarker associated with the severity of heart failure) in the dose titration group compared to placebo. Adverse events on omecamtiv mecarbil and placebo were comparable. These results in patients treated with omecamtiv mecarbil are potentially clinically meaningful and support further evaluation of omecamtiv mecarbil in a Phase 3 clinical trial.

Amgen Strategic Alliance

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

In June 2013, Cytokinetics and Amgen executed an amendment to the Amgen Agreement to include Japan, resulting in a worldwide collaboration (the “Amgen Agreement Amendment”) and Amgen paid us a non-refundable upfront license fee of $15.0 million. We are eligible to receive additional pre-commercialization milestone payments relating to the development of omecamtiv mecarbil in Japan of up to $50.0 million, and royalties on sales of omecamtiv mecarbil in Japan. In conjunction with the Amgen Agreement Amendment, Amgen purchased 1,404,100 shares of our common stock for $10.0 million that are subject to certain trading and other restrictions.

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

In December 2016, we provided notice of our exercise of our option under the Amgen Agreement to co-invest in the Phase 3 development program of omecamtiv mecarbil at the level of $10.0 million in exchange for an incremental royalty from Amgen of up to 1% on increasing worldwide sales of omecamtiv mecarbil outside Japan. In February 2017, we provided notice to Amgen of our further exercise of our co-invest option in the additional amount of $30.0 million (i.e. to fully co-invest $40.0 million) in the Phase 3 development program of omecamtiv mecarbil. As a result, we are eligible to receive a total incremental royalty of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside of Japan. Exercising our option and fully co-funding $40.0 million affords us the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities. A joint commercial operating team comprising representatives of Cytokinetics and Amgen will then be responsible for the commercialization program of omecamtiv mecarbil.

Omecamtiv Mecarbil

Omecamtiv Mecarbil Clinical Development

GALACTIC-HF. GALACTIC-HF is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen, in collaboration with Cytokinetics. Coincident with the start of the trial, Amgen made a $26.7 million milestone payment to Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to the current standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF is being conducted under a Special Protocol Assessment (“SPA”) with the U.S. FDA. GALACTIC-HF is planned to enroll approximately 8,000 symptomatic chronic heart failure patients in over 900 sites in 35 countries who are either currently hospitalized for a primary reason of heart failure or have had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. In order to be eligible to participate in GALACTIC-HF patients should have an LVEF ≤ 35%, be NYHA class II to IV, and have an elevated BNP or NT-proBNP. Patients will be randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, which is defined as either a hospitalization for heart failure or other urgent treatment for worsening heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score; time to first heart failure hospitalization; and all-cause death.

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

Presentations and Publications

In March 2017, we announced that additional data from our Phase 2 clinical trial of omecamtiv mecarbil COSMIC-HF were presented in a in a Poster Session at the American College of Cardiology’s 66th Annual Scientific Session. The results presented showed that omecamtiv mecarbil improved myocardial deformation, a marker of myocardial function that has been related to outcomes.

Ongoing Research in Cardiac Muscle Contractility.

We continued our joint research program with Amgen directed to next-generation compounds in our cardiac muscle contractility program in 2016. We expect to continue our joint research program with Amgen in 2017. Under the Amgen Agreement, Amgen reimburses us for certain research activities we perform.

We recorded reimbursement of sponsored research and development activities in connection with our strategic alliance with Amgen of $0.9 million and $0.6 million, respectively in the three months ended March 31, 2017 and 2016. See Note 4, “Related Party Research and Development Arrangements” in the Notes to Unaudited Condensed Consolidated Financial Statements, for a further discussion of our revenue recognition policy under our agreement with Amgen.

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

Results of Operations

Revenues

Total revenues for the three months ended March 31, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016	Increase (Decrease)
Research and development revenues from related parties, net	$2,366	$4,296	($1,930)
Research and development, grant and other revenues	341	151	190

License revenues from related parties	1,446	3,974	(2,528)

Total revenues	$4,153	$8,421	($4,268)

Research and development revenues from related parties refers to research and development revenues from our strategic alliances with Astellas and Amgen. Research and development revenue for the first quarter of 2017 and 2016 included research and development revenues from Astellas of $2.7 million and $3.7 million, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents and reimbursements of research and development expenses; and research and development revenues from Amgen of $0.9 million and $0.6 million, respectively, and consisted of reimbursements of internal costs of certain full-time employee equivalents. Research and development revenues from our strategic alliance with Amgen was offset by a payment of $1.3 million to Amgen related to the option to co-fund the Phase 3 development program of omecamtiv mecarbil in exchange for an increased royalty upon potential commercialization.

Research and development, grant and other revenues in the first quarter of 2017 and 2016 consisted of $0.3 million and $0.2 million of research and development revenues from our collaboration with ALSA, respectively.

License revenues refers to license revenues from our collaboration with Astellas. License revenues from Astellas for the first quarter of 2017 and 2016 were $1.4 million and $4.0 million, respectively and consisted of the recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015 and a portion of the license fee received from Astellas under the 2016 Astellas Amendment. We recognize license revenues over the term of the research and development services using the proportional performance model.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016	Increase
Research and development expenses	$19,289	$13,534	$5,755

The increase in research and development expenses in 2017 compared to the same period in 2016 was primarily due to an increase of $2.5 million in outsourced clinical costs mainly associated with VITALITY-ALS, $1.4 million in outsourced research and preclinical costs mainly associated with clinical manufacturing activities, $1.3 million in personnel related expenses due to increased headcount costs, and $0.2 million in laboratory expenses.

The following presents our research and development expenses by program for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016	Increase (Decrease)
Skeletal muscle contractility	$16,267	$11,038	$5,229
Cardiac muscle contractility	2,273	1,743	530
All other research programs	749	753	(4)

Total research and development expenses	$19,289	$13,534	$5,755

From a program perspective, the increase in research and development spending in the first quarter 2017, compared to the same period in 2016 was primarily due to increased spending of $5.2 million for our skeletal muscle contractility program, which included our skeletal muscle contractility program for tirasemtiv for the treatment of ALS and the clinical programs for CK-2127107 under our collaboration with Astellas, and an increase of $0.5 million for our cardiac muscle contractility program under our collaboration with Amgen.

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

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016	Increase
General and Administrative expenses	$8,115	$6,841	$1,274

The increase in general and administrative expenses in the first quarter of 2017, compared to the same period in 2016, was primarily due to an increase of $0.7 million in personnel related expenses due to increased headcount and non-cash stock compensation expense, an increase of $0.8 million in outsourced costs primarily related to commercial development, partially offset by a decrease in corporate legal fees of $0.5 million.

We expect that general and administrative expenses in 2017 will increase significantly compared to 2016, mainly due to increased headcount.

Interest Expense

Interest expenses for the three months ended March 31, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016	Increase
Interest expense	$3,052	$563	$2,489

Interest expense for the three months ended March 31, 2017 primarily consisted of accretion expense related to the liability related to the sale of future royalties of $2.3 million, as well as interest expense related to the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank entered into in October 2015 of $0.7 million.

We anticipate that interest expenses in 2017 will increase significantly compared to 2016 mainly due to accretion expense related to the liability related to the sale of future royalties.

Critical Accounting Policies

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. See Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for changes to our critical accounting policies since then.

Recent Accounting Pronouncements

See Note 1, “Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements not yet adopted, and their expected impact on our financial position and results of operations.

Liquidity and Capital Resources

Our financial condition is summarized as follows:

	As of March 31,		Increase (Decrease)
	2017	2016	2017
Financial assets:
Cash and cash equivalents	$49.4	$42.3	$7.1
Short-term investments	157.2	61.2	96.0
Long-term investments	50.6	5.1	45.5

Total cash, cash equivalents and marketable securities	$257.2	$108.6	$148.6

Borrowings:
Current portions of long-term debt	$4.8	$—	$4.8
Long-term debt	25.2	29.5	(4.3)

Total borrowings	$30.0	$29.5	$0.5

Liability related to the sale of future royalties, net	$92.9	$—	$92.9

Working capital:
Current assets	$211.0	$106.1	$104.9
Current liabilities	(36.8)	(24.7)	(12.1)

Total working capital	$174.2	$81.4	$92.8

From August 5, 1997, our date of inception, through March 31, 2017, we funded our operations through the sale of equity securities, non-equity payments from collaborators, long term debt, capital equipment financings, grants and interest income. Due to our substantial research and development expenditures, we have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. As of March 31, 2017, we had available cash, cash equivalents and investments of $257.2 million. Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments will be sufficient to fund its cash requirements for at least the next 12 months.

Original Astellas Agreement

In June 2013, we entered into the Original Astellas Agreement (see Note 4, “Related Party Research and Development Arrangements” in the Notes to Consolidated Financial Statements). In July 2013, we received an upfront non-refundable license payment of $16.0 million in connection with the execution of the Original Astellas Agreement. Pursuant to that agreement we were eligible to potentially receive over $24.0 million in reimbursement of sponsored research and development activities during the initial two years of the collaboration. In addition, the agreement also provided for payments for the achievement of pre-specified milestones relating to the joint research and development program.

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

Also in connection with the execution of the 2016 Astellas Amendment, we received a non-refundable upfront amendment fee of $35.0 million. We also received the accelerated payment of a $15.0 million milestone payment for the initiation of the first Phase 2 clinical trial of CK-2127107 as the lead compound in ALS that was otherwise provided for in the 2014 Astellas Agreement, as if such milestone had been achieved upon the execution of the 2016 Astellas Amendment. The parties will share equally the costs of developing CK-2127107 in ALS for the potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of CK-2127107 in ALS, subject to a right to recoup Cytokinetics’ share of such costs plus a 100% premium by reducing future milestone and royalty payments to Cytokinetics, and (ii) Cytokinetics may defer (but not eliminate) a portion of its co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. Cytokinetics has the right to co-fund its share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas. We are also eligible to receive up to approximately $41.0 million in additional sponsored research and development funding through 2018 which includes Astellas’ funding of Cytokinetics’ conduct of the Phase 2 clinical development of CK-2127107 in ALS (approximately $35.8 million) as well as the continuing research collaboration (approximately $5.2 million).

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

If Astellas exercises its option for a global collaboration for the development and commercialization of tirasemtiv, Cytokinetics will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from VITALITY-ALS) to $80.0 million (if exercise occurs following receipt of FDA approval) and a milestone payment of $30.0 million from Astellas associated with Cytokinetics’ initiation of the open-label extension trial for tirasemtiv (VIGOR-ALS). Cytokinetics will be responsible for the development costs of tirasemtiv during the option period, but if Astellas’ exercises the option after the defined review period following receipt of data from VITALITY-ALS, Astellas will at the time of option exercise reimburse Cytokinetics for a share of any additional costs incurred after such review period.

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

Amgen Agreement Amendment

In June 2013, we entered into the Amgen Agreement Amendment, which expanded our strategic alliance to include Japan (see Note 4, “Related Party Research and Development Arrangements” in the Notes to the Condensed Consolidated Financial Statements - Unaudited). Under the terms of the Amgen Agreement Amendment, we received a non-refundable upfront license fee of $15 million in June 2013. In conjunction with the Amgen Agreement Amendment, we also entered into a common stock purchase agreement pursuant to which we sold 1,404,100 shares common stock to Amgen at a price per share of $7.12. The aggregate purchase price of $10.0 million was received in June 2013. We determined the fair value of the stock issued to Amgen to be $7.5 million. The excess of cash received over fair value of $2.5 million was deferred and was recognized as revenue as services were performed over approximately 12 months.

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

Royalty Monetization Agreement

In February 2017, we entered into a Royalty Purchase Agreement (“Royalty Agreement”) with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. Under the Royalty Agreement, we sold a portion of our right to receive royalties on future net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement (as amended) to RPI for a payment of $90.0 million. In addition, RPI purchased $10.0 million of our common stock pursuant to a concurrently executed Common Stock Purchase Agreement with RPI. See Note 9, “Liability related to sale of future royalties”, for further details.

Cantor Fitzgerald

On September 4, 2015, we entered into a $40.0 million Controlled Equity Offering Sales Agreement (“CE Offering”) with Cantor Fitzgerald & Co., pursuant to which we issue and sold, through March 31, 2017, 2,246,750 shares for total net proceeds of approximately $26.3 million.

Warrants issued in June 2012 Public Offerings

On June 20, 2012, we entered into underwriting agreements for two separate, concurrent offerings of our securities (the “June 2012 Public Offerings”). The warrants issued in the June 2012 Public Offerings have an exercise price of $5.28. In March 2017, we issued 292,700 shares of common stock in exchange for warrants to purchase 374,959 shares of our common stock. As of March 31, 2017, warrants to purchase 3,730,007 shares of our common stock were outstanding and exercisable until June 25, 2017.

October 2015 Loan Agreement

On October 19, 2015 and February 10, 2016, we entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) as the collateral agent and a lender, and Silicon Valley Bank (“SVB”) as a lender (Oxford and SVB collectively the “Lenders”) to fund our working capital and other general corporate needs, for Term A and Term B, respectively.

Sources and Uses of Cash

Our cash, cash equivalents and investments totaled $257.2 million at March 31, 2017, compared to $108.6 million at March 31, 2016. The increase of $148.6 million was primarily due to the receipt of $100.0 million from RPI in February 2017, the receipt of $65.0 million from Astellas in October 2016, the receipt of a $26.7 million milestone payment from Amgen in December 2016, and net proceeds of $17.4 million from the CE Offering, offset by the use of cash to fund operations.

Net cash used in operating activities was $20.9 million in the three months ended March 31, 2017 and was largely due to ongoing research and development activities and general and administrative spend to support those activities. Net loss for the three months ended March 31, 2017 included non-cash stock based compensation of $1.9 million and non-cash interest expense related to sale of future royalties of $2.3 million. Net cash used in operating activities was $17.5 million in the three months ended March 31, 2016 and was largely due to the ongoing research and development activities. The net loss for the three months ended March 31, 2016 included non-cash stock based compensation of $1.6 million.

Net cash used in investing activities of $112.3 million in the three months ended March 31, 2017 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments by $110.9 million and purchases of equipment of $1.4 million. Net cash used in investing activities was $20.2 million in the first three months of 2016 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $19.7 million.

Net cash provided by financing activities was $115.7 million in the three months ended March 31, 2017 was primarily due to net proceeds from the liability related to sales of future royalties of $90.6 million, net proceeds pursuant to the CE Offering of $17.4 million, net proceeds issuance of common stock to RPI as part of the Royalty Monetization transaction of $7.6 million, and proceeds from common stock issuances from warrant exercises of $0.2 million. Net cash provided by financing activities was $14.9 million in the first three months of 2016 and primarily consisted of net proceeds received of $15.0 million from long-term debt.

Shelf Registration Statements

In September 2015, we filed a registration statement on Form S-3 with the SEC, which was declared effective in September 2015 (the “September 2015 Registration Statement”) in conjunction with the CE Offering with Cantor Fitzgerald & Co. Pursuant to the terms of the CE Offering we may offer and sell, from time to time through Cantor Fitzgerald, shares of our common stock, having an aggregate offering price of up to $40.0 million. As of March 31, 2017, we issued 2,246,750 shares for total net proceeds of approximately $26.3 million.

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

Our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due by Period
	Remainder of 2017	2018-2019	2020-2021	Beyond	Total
Liability related to sale of future royalties (1)	$—	$—	$—	$94,595	$94,595
Long-term debt (2)	$2,500	$20,000	$7,500	$—	$30,000
Interest obligation on long-term debt (3)	$1,705	$2,725	$1,438	$—	$5,868
Operating lease obligations (4)	$2,746	$1,860	$—	$—	$4,606
Co-investment option (5)	$18,750	$18,750	$—	$—	$37,500

Total obligations	$25,701	$43,335	$8,938	$94,595	$172,569

(1)	Liability represents the carrying value at the latest balance sheet date. Actual payments to RPI may be significantly higher or lower based on royalties that may become payable from the sale of omecamtiv mecarbil. For further discussion regarding the liability related to the sale of future royalties, see Note 9.
(2)	For further discussion regarding long-term debt, see Note 8, “Long-Term Debt” of the Notes to the Condensed Consolidated Financial Statements.
(3)	Interest obligation on long-term debt has been calculated based on the interest rate applicable as of March 31, 2017.
(4)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.
(5)	In February 2017, the Company provided notice to Amgen of its further exercise of its co-invest option in the additional amount of $30.0 million (i.e. to fully co-invest $40.0 million) in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement. For further discussion regarding co-investment option, see Note 4, “Related Parties and Related Party Transactions” of the Notes to the Condensed Consolidated Financial Statements.

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

We have incurred an accumulated deficit of $544.2 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

None

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

Our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank provided for up to $40.0 million in term loans due on October 1, 2020, of which $30.0 million in term loans has been borrowed. All of our current and future assets, except for intellectual property, are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. Moreover, our ability to access the final $10.0 million under the loan and security agreement was subject to our ability to achieve certain conditions prior to March 31, 2017, including certain clinical development milestones or an equity financing milestone, which conditions we did not meet.

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

While we announced in September 2016 that Amgen was advancing omecamtiv mecarbil into Phase 3 clinical development, we do not control the development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the development of omecamtiv mecarbil. Amgen is responsible for submitting future applications with the FDA and other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of marketing approvals issued by the FDA or other regulatory authorities for omecamtiv mecarbil, subject to Servier’s exclusive rights for the commercialization of omecamtiv mecarbil in Europe, as well as the CIS, including Russia. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America if we exercise our option to co-fund Phase 3 development costs of omecamtiv mecarbil under the collaboration and subject to Servier’s exclusive rights for the commercialization of omecamtiv mecarbil in Europe, as well as the CIS, including Russia. However, we cannot control whether Amgen will devote sufficient attention and resources to the development of omecamtiv mecarbil or will proceed in an expeditious manner, even with our exercise of our option and co-funding of the Phase 3 development program of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve omecamtiv mecarbil, Amgen or Servier may elect not to proceed with the commercialization of the resulting drug in one or more countries.

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

We do not control the development activities that may be conducted by Astellas, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Astellas’ results. Astellas may conduct these activities more slowly or in a different manner than we would. In general, Astellas is responsible for submitting future applications with the FDA or other regulatory authorities for approval of CK-2127107 and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for CK-2127107. If the FDA or other regulatory authorities approve CK-2127107, Astellas will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote the drug in the United States, Canada and, for neuromuscular indications, Europe. However, we cannot control whether Astellas will devote sufficient attention and resources to the development of CK-2127107 or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve CK-2127107, Astellas may elect not to proceed with the commercialization of the resulting drug in one or more countries.

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

Tirasemtiv is the lead drug candidate from our skeletal muscle contractility program. We have conducted a Phase 2b clinical trial for tirasemtiv, and started a Phase 3 clinical development program for tirasemtiv in patients with ALS in July 2015. In collaboration with Astellas, we are also developing CK-2127107 for potential indications associated with muscle weakness and in 2016 we expanded our collaboration with Astellas to develop CK-2127107 in ALS. We expect that we will commence a Phase 2 clinical development program of CK-2127107 with Astellas in ALS in 2017.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, Neuraltus Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., (in collaboration with Biogen Inc.), AB Science, Mitsubishi Tanabe Pharma Corporation and Treeway, Genentech, Inc., and BrainStorm Cell Therapeutics.

If CK-2127107 is approved by the FDA or other regulatory authorities for the potential treatment of SMA, potential competitors include, but are not limited to, Roche (in collaboration with PTC Therapeutics and Trophos SA), AveXis, Inc., and Ionis Pharmaceuticals, Inc., (in collaboration with Biogen Inc.,. Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include, but are not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Acceleron Pharma, Stealth Biotherapeutics, and Novartis (in collaboration with Morphosys AG).

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor (nesiritide), Corlanor (ivabradine), and Entresto. Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis; Bayer; Stealth Biotherapeutics; and MyoKardia. In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard will become effective for us on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. Although we are continuing to assess all potential impacts of the standard on our financial statements or disclosures, it could change the way we account for certain of our revenue transactions, including the timing of recognition of our license and collaboration revenues. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. See “Note 1 – Recent Accounting Pronouncements” for additional discussion of the accounting changes.

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

As of April 27, 2017, our executive officers, directors and their affiliates beneficially owned or controlled approximately 10.6% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of April 27, 2017, there were 3,151,283 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $5.33 per share, and 5,898,812 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $8.80 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

In February 2017, RPI has agreed to purchase 875,656 shares of our common stock at an aggregate price of $10.0 million pursuant to an executed Common Stock Purchase Agreement. The foregoing securities were issued to an accredited investor and the issuance was deemed to be exempt from the registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended, including Rule 506 promulgated thereunder as a transaction by an issuer not involving a public offering. RPI acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities in such transaction.

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

Dated: May 4, 2017	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sharon A. Barbari
Sharon A. Barbari
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

/s/ Peter S. Roddy
Peter S. Roddy
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant to Purchase Common Stock, originally issued June 25, 2012	10-Q	000-50633	August 6, 2012	4.6

4.3	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.