Form 10-Q
period 2017-06-30
CYTOKINETICS INC
filed 2017-08-04
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Large accelerated filer	◻	Accelerated filer	⌧

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of July 27, 2017: 53,666,761

2

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED June 30, 2017

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$100,711	$66,874
Short-term investments	211,340	89,375
Accounts receivable	-	24
Prepaid and other current assets	4,945	2,360
Total current assets	316,996	158,633
Long-term investments	20,087	7,672
Property and equipment, net	3,268	3,637
Other assets	279	200
Total assets	$340,630	$170,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,783	$4,236
Accrued liabilities	13,545	18,047
Deferred revenue, current	7,942	8,060
Current portion of long-term debt	7,315	2,500
Other current liabilities	474	415
Total current liabilities	31,059	33,258
Long-term debt, net	22,844	27,381
Liability related to the sale of future royalties, net	96,657	—
Deferred revenue, non-current	15,067	15,000
Other long-term liabilities	2	142
Total liabilities	165,629	75,781
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value:
Authorized: 163,000,000 shares;
Issued and outstanding: 53,457,091 shares at June 30, 2017 and 40,646,595 shares at December 31, 2016	53	41
Additional paid-in capital	748,273	612,474
Accumulated other comprehensive income (loss)	(86)	137
Accumulated deficit	(573,239)	(518,291)
Total stockholders’ equity	175,001	94,361
Total liabilities and stockholders’ equity	$340,630	$170,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues:
Research and development, grant and other revenues, net	$(1,889)	$3,852	$818	$8,299
License revenues	4,942	1,950	6,388	5,923
Total revenues	$3,053	$5,802	$7,206	$14,222
Operating expenses:
Research and development	$19,809	9,723	$39,098	23,256
General and administrative	8,438	7,090	16,553	13,931
Total operating expenses	28,247	16,813	55,651	37,187
Operating loss	(25,194)	(11,011)	(48,445)	(22,965)
Interest expense	(782)	(707)	(1,540)	(1,271)
Non-cash interest expense on liability related to sale of future royalties	(3,717)	-	(6,012)	-
Interest and other income, net	612	107	1,049	170
Net loss	(29,081)	(11,611)	(54,948)	(24,066)
Net loss per share - basic and diluted	$(0.60)	$(0.29)	$(1.22)	$(0.61)
Weighted-average number of shares used in computing net loss per share — basic and diluted	48,218	39,666	44,910	39,629
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(78)	73	(223)	80
Comprehensive loss	$(29,159)	$(11,538)	$(55,171)	$(23,986)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(54,948)	$(24,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	860	340
Gain on disposal of equipment	(82)	(2)
Stock-based compensation	4,141	3,400
Non-cash interest expense related to long-term debt	278	257
Non-cash interest expense on liability related to sale of future royalties	6,036	—
Changes in operating assets and liabilities:
Accounts receivable	24	(14)
Prepaid and other assets	(2,663)	(4,600)
Accounts payable	(1,888)	841
Accrued and other liabilities	(3,912)	1,143
Deferred revenue	(51)	(6,024)
Net cash used in operating activities	(52,205)	(28,725)
Cash flows from investing activities:
Purchases of investments	(201,531)	(70,709)
Proceeds from sales and maturities of investments	66,928	47,036
Proceeds from sale of property and equipment	-	32
Purchases of property and equipment	(1,646)	(436)
Net cash used in investing activities	(136,249)	(24,077)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	112,232	—
Proceeds from sale of future royalties, net of issuance costs	90,621	—
Proceeds from issuance of common stock related to sale of future royalties, net of issuance costs	7,560	—
Proceeds from long term debt, net of debt discount and issuance costs	-	14,996
Proceeds from stock based award activities and warrants, net	11,878	454
Net cash provided by financing activities	222,291	15,450
Net increase (decrease) in cash and cash equivalents	33,837	(37,352)
Cash and cash equivalents, beginning of period	66,874	65,076
Cash and cash equivalents, end of period	$100,711	$27,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $573.2 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $54.9 million and net cash used in operations of $52.2 million for the six months ended June 30, 2017. Cash, cash equivalents and investments increased to $332.1 million at June 30, 2017 from $163.9 million at December 31, 2016. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments will be sufficient to fund its cash requirements for at least the next 12 months, from the filing date of this Quarterly Report on Form 10-Q. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at June 30, 2017, and the results of operations for the three and six months ended June 30, 2017 and the cash flows for the six months ended June 30, 2017. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 6, 2017.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on its financial statements or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09 — Improvements to Employee Share-Based Payment Accounting which simplifies various aspects of accounting for share-based payments and presentation in the financial statements. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is permitted. During the three months ended March 31, 2017, the Company adopted ASU No. 2016-09 on a modified retrospective approach. The guidance requires us to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and recognize previously unrecognized excess tax benefits upon adoption as a cumulative-effect adjustment in retained earnings, which eliminates the need to track unrecognized excess tax benefits for both new and existing awards. As of January 1, 2017, the Company recognized excess tax benefit of $0.7 million as an increase to deferred tax assets related to tax loss carryover. However, the entire amount was offset by a full valuation allowance. Accordingly, no cumulative-effect adjustment to retained earnings was recorded as of June 30, 2017. The Company will maintain its current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense. The adoption of this aspect of the guidance did not have a material impact on our financial statements and disclosures.

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

Note 2 — Net Loss Per Share

The following is the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(29,081)	$(11,611)	$(54,948)	$(24,066)
Weighted-average shares used in computing net loss per share — basic and diluted	48,218	39,666	44,910	39,629
Net loss per share — basic and diluted	$(0.60)	$(0.29)	$(1.22)	$(0.61)

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

	Three and Six Months Ended
	June 30, 2017	June 30, 2016
Options to purchase common stock	6,170	5,996
Warrants to purchase common stock	310	5,710
Restricted and Performance stock units	461	757
Shares issuable related to the ESPP	18	24
Total shares	6,959	12,487

Note 3 — Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash paid for interest	$1,270	$951
Cash paid for taxes	1	1
Significant non-cash investing and financing activities:
Debt discount netted against proceeds from long term debt, recorded in equity	—	288
Interest paid on the long-term debt, at inception	—	63
Purchases of property and equipment through accounts payable	484	234
Purchases of property and equipment through accrued liabilities	670	(76)

Note 4 — Research and Development Arrangements

Amgen Inc. (“Amgen”)

The Company and Amgen continue activities to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure under the collaboration and option agreement between the Company and Amgen, as amended (the “Amgen Agreement”). The Company has recognized research and development revenue from Amgen for reimbursements of internal costs of certain full-time employee equivalents, supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and the development program for omecamtiv mecarbil, and other costs related to the research and development program.

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

The Company made co-investment payments of $6.3 million and $7.5 million during the three and six months ended June 30, 2017, respectively. Because these payments are contingent on Amgen continuing the Phase 3 development program of omecamtiv mecarbil and the benefit to be received in exchange for the payments is not sufficiently separable from the Amgen Agreement the Company reduced research and development revenues by the amount of these payments.

Revenue from Amgen was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Research and development revenues
Reimbursement of internal costs	$388	$616	$1,279	$1,233
Co-investment option payment	(6,250)	—	(7,500)	—
Total revenues from Amgen	$(5,862)	$616	$(6,221)	$1,233

There were no accounts receivables due from Amgen as of June 30, 2017 and December 31, 2016.

Under the Amgen Agreement, the Company is eligible to receive over $300.0 million in additional development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities.

In 2013, in conjunction with the Amgen Agreement, the Company sold 1,404,100 shares of its common stock to Amgen, subject to certain trading restrictions. In prior periods, the Company considered Amgen to be a related party, due in part to Amgen’s equity ownership percentage, and reported revenue under the Amgen Agreement to be revenues from a related party. Effective April 1, 2017, in part due to a decrease in Amgen’s equity ownership percentage, the Company no longer considers Amgen to be a related party.

Astellas Pharma Inc. (“Astellas”)

The Company and Astellas continue activities focused on the research, development, and commercialization of skeletal muscle activators, including CK-2127107, as novel drug candidates for diseases and medical conditions associated with muscle weakness under the Amended and Restated License and Collaboration Agreement dated December 22, 2014, as amended (the “Astellas Agreement”). The Astellas Agreement was further amended effective April 1, 2017 to adjust the payment mechanism under the Astellas Agreement because Astellas will also be incurring a portion of the development costs for ALS. This amendment had no effect on the accounting for the Astellas Agreement.

The Company has recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs.

In connection with the Astellas Agreement, in 2015, Astellas paid the Company a $30 million non-refundable upfront license fee and a $15.0 million milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. The Company determined that the license and the research and development services relating to the Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue over the research term of the Astellas Agreement using the proportional performance model.

In 2016, in connection with an amendment to the Astellas Agreement (the “2016 Astellas Amendment”). Astellas paid the Company a $35.0 million non-refundable upfront amendment fee and an accelerated $15.0 million milestone payment for the initiation of the first Phase 2 clinical trial of CK-2127107 in ALS that was otherwise provided for in the Astellas Agreement, as if such milestone had been achieved upon the execution of the 2016 Astellas Amendment, and committed research and development consideration of $44.2 million (total consideration of $94.2 million), which the Company allocated between units of accounting for license fees and research and development services. The Company allocated $24.9 million of research and development consideration to the license and $19.3 million of the research and development consideration to research and development services, to be recognized as revenue as research and development services are performed.

Astellas’ Option on Tirasemtiv

In 2016, in connection with the 2016 Astellas Amendment, Astellas paid the Company a $15.0 million non-refundable option fee for an option for a global collaboration for the development and commercialization of tirasemtiv (the “Option on Tirasemtiv”). Unless exercised, the Option on Tirasemtiv expires following the receipt of the approval letter for tirasemtiv from the FDA.

Prior to Astellas’ exercise of the Option on Tirasemtiv, the Company will continue the development of tirasemtiv, including VITALITY-ALS, at its own expense to support regulatory approval in the U.S., EU and certain other jurisdictions and will retain the final decision making authority on the development of tirasemtiv. Therefore, the Company concluded that there was no obligation related to any development services during the option period.

If Astellas exercises the Option on Tirasemtiv:

•

the Company will grant Astellas an exclusive license to develop and commercialize tirasemtiv outside the Company’s own commercialization territory of North America, Europe and other select countries under a license and collaboration agreement for tirasemtiv (the “License on Tirasemtiv”). Each party would be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory.

•

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

•

the parties will share the future development costs of tirasemtiv in North America, Europe and certain other countries (with Cytokinetics bearing 75% of such shared costs and Astellas bearing 25% of such costs), and Astellas will be solely responsible for the development costs of tirasemtiv specific to its commercialization territory.

Contingent upon the successful development of tirasemtiv, the Company may receive from Astellas milestone payments up to $100.0 million for the initial indication and up to $50.0 million for each subsequent indication. If tirasemtiv is commercialized, Astellas will pay the Company royalties (at rates ranging from the mid-teens to twenty percent) on sales of tirasemtiv in Astellas’ territory, and the Company will pay Astellas royalties (at rates up to the mid-teens) on sales of tirasemtiv in the Company’s territory, in each case subject to various possible adjustments.

The Company concluded that the Option on Tirasemtiv is a substantive option, and is therefore not considered a deliverable at the execution of the 2016 Astellas Amendment. The Company determined that the License on Tirasemtiv is contingent upon the exercise of the Option on Tirasemtiv, and is therefore not effective during the periods presented, since the option has not been exercised as of the latest balance sheet date. In addition, the Company did evaluate the consideration set to be received for the License on Tirasemtiv in relation to the fair value of the License on Tirasemtiv, and determined that it was not being provided at a significant incremental discount.

The Company further determined that the option fee of $15.0 million was deemed to be a prepayment towards the License on Tirasemtiv, and therefore deferred revenue recognition of the option fee either until the Option on Tirasemtiv is exercised or expires unexercised. Unless exercised, the Option on Tirasemtiv expires following the receipt of the approval letter for tirasemtiv from the FDA. If the Option on Tirasemtiv expires unexercised, the $15.0 million received would be added to the 2016 Astellas Amendment consideration, to be allocated to the units of accounting.

Revenue and deferred revenue from Astellas

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
License revenues	$4,942	$1,950	$6,388	$5,923
Research and development revenues	3,973	2,898	6,698	6,578
Total Revenue from Astellas	$8,915	$4,848	$13,086	$12,501

Deferred Revenue reflecting the unrecognized portion of the license revenue, option fee and payment of expenses from the Astellas Agreement was as follows (in thousands):

	June 30, 2017	December 31, 2016
Deferred revenue, current	$7,942	$8,060
Deferred revenue, non-current	$15,067	$15,000

There were no accounts receivable due from Astellas at June 30, 2017 and December 31, 2016.

Under the Astellas Agreement, additional research and early and late state development milestone payments which are based on various research and clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the commercial launch of collaboration products could total over $600.0 million, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million related to CK-2127107 in each of spinal muscular atrophy (“SMA”), amyotrophic lateral sclerosis (“ALS”) and other neuromuscular indications. Additionally, $200.0 million in commercial milestones could be received under the Astellas Agreement provided certain sales targets are met. The achievement of each of the late stage development milestones and the commercialization milestones are dependent solely upon the results of Astellas’ development activities and therefore these potential milestone payments were not deemed to be substantive. The Company is eligible to receive up to $2.0 million in research milestone payments under the collaboration for each future potential drug candidate. The Company believes that each of the milestones related to research under the Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance and each milestone will result in additional payments to the Company. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due.

In conjunction with the Astellas Agreement in December 2014, the Company also sold 2,040,816 shares of its common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million, subject to certain trading restrictions. In prior periods, the Company considered Astellas to be a related party, due in part to Astellas’ equity ownership percentage, and reported revenue under the Astellas Agreement to be revenues from a related party. Effective April 1, 2017, in part due to a decrease in Astellas’ equity ownership percentage, the Company no longer considers Astellas to be a related party.

Note 5 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — U.S. Treasury and money market funds	$93,824	$1	$—	$93,825
Short-term investments — U.S. Treasury securities and Agency bonds	$211,564	$1	$(225)	$211,340	7/2017 - 6/2018
Long-term investments — Equity, U.S. Treasury securities and Agency bonds	$19,950	$180	$(43)	$20,087	7/2018 - 8/2018

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — U. S. Treasury securities and money market funds	$55,658	$—	$—	$55,658
Short-term investments — U.S. Treasury securities	$89,396	$2	$(23)	$89,375	1/2017 – 12/2017
Long-term investments — Equity and U.S. Treasury securities	$7,513	$176	$(17)	$7,672	2/2018 – 3/2018

At June 30, 2017 there were no investments that had been in a continuous unrealized loss position for 12 months or longer.

Interest income was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income	$694	$105	$1,183	$168

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

Fair value of financial assets:

Financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$43,829	$—	$—	$43,829
U.S. Treasury securities	179,411	—	—	179,411
Agency bonds	—	101,834	—	101,834
Equity securities	178	—	—	178
Total	$223,418	$101,834	$—	$325,252
Amounts included in:
Cash and cash equivalents	$93,825	$-	$—	$93,825
Short-term investments	114,481	96,859	—	211,340
Long-term investments	15,112	4,975	—	20,087
Total	$223,418	$101,834	$—	$325,252

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$52,657	$—	$—	$52,657
U.S. Treasury securities	99,872	—	—	99,872
Equity securities	176	—	—	176
Total	$152,705	$—	$—	$152,705
Amounts included in:
Cash and cash equivalents	$55,658	$—	$—	$55,658
Short-term investments	89,375	—	—	89,375
Long-term investments	7,672	—	—	7,672
Total	$152,705	$—	$—	$152,705

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. As of June 30, 2017 and December 31, 2016, the Company had no financial assets measured at fair value on a recurring basis using significant Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of June 30, 2017 and December 31, 2016, the fair value of the long-term debt, payable in installments through year ended 2020, approximated its carrying value of $30.0 million and $29.9 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

As of June 30, 2017, the fair value of liabilities related to the sale of future royalties is based on the Company’s current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which are considered Level 3 (See Note 9 – “Liability Related to Sale of Future Royalties”).

Note 7 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	June 30, 2017	December 31, 2016
Accrued liabilities:
Clinical and preclinical costs	$6,782	$10,092
Bonus	2,311	3,800
Other payroll related	2,145	1,888
Consulting and professional fees	1,605	698
Other accrued expenses	702	897
Leasehold improvements	—	672
Total accrued liabilities	$13,545	$18,047

Note 8 — Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	June 30, 2017	December 31 2016
Notes payable, gross	$30,000	$30,000
Less: Unamortized debt discount	(372)	(472)
Accretion of final payment fee	531	353
Carrying value of notes payable	$30,159	$29,881
Less: Current portion of long-term debt	(7,315)	(2,500)
Long-term debt	$22,844	$27,381

The Company entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB, collectively the “Lenders”) to fund its working capital and other general corporate needs. The Loan Agreement provides for term loans of up to $40.0 million in aggregate and warrants that are exercisable upon issuance and will remain exercisable for five years from issuance or the closing of a merger consolidation transaction in which the Company is not the surviving entity.

Under the Loan Agreement, the Company drew down $15.0 million in October 2016 and an additional $15.0 million in February 2016 and issued warrants to purchase 65,189 shares of the Company’s common stock at an exercise price of $6.90 and warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share. These draw downs bear interest at a rate of 7.5% per annum.

        The Company is required to repay the outstanding principal in 36 equal installments beginning October 2017 through October 2020 and to make a final payment fee of 4.0% of the amounts of the Term Loans drawn payable on the earlier of (i) the prepayment of the Term Loans or (ii) the Maturity Date. The loan carries prepayment penalties of 3.0% and 2.0% for prepayment within one and two years, respectively, of the loan origination and 1.0% thereafter.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Loan Agreement also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse changes, attachment, levy, restraint on business, cross-defaults on material indebtedness, bankruptcy, material judgments, misrepresentations, subordinated debt, governmental approvals, lien priority and delisting. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. The Company’s obligations under the Loan Agreement are secured by substantially all of the Company’s current and future assets, other than its intellectual property.

The Company recorded interest on principal, amortization of the debt discount and debt issuance costs, and the accretion of the final payments as interest expense of $0.8 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively and $1.5 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 9.3% for both the three and six months ended June 30, 2017 and 2016.

Future minimum payments under the Loan Agreement, as of June 30, 2017 are as follows (in thousands):

Remainder of 2017	$3,635
2018	11,743
2019	10,982
2020	8,938
Total minimum payments	35,298
Less: Interest and final payment	(5,298)
Notes payable, gross	$30,000

Note 9 - Liabilities Related to Sale of Future Royalties

In February 2017, the Company entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. Under the Royalty Agreement, the Company sold a portion of the Company’s right to receive royalties on potential net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million (the “Royalty Monetization”). The Royalty Monetization is non-refundable, even if omecamtiv mecarbil is never commercialized. The Company accounts for the Royalty Monetization as a liability reported as Liabilities related to sale of future royalties, primarily because the Company has significant continuing involvement in generating the royalty stream under the Amgen Agreement, including the Company’s option to co-invest in the Phase 3 development program of omecamtiv mecarbil.

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

The following table shows the activity within liabilities related to sale of future royalties during the six months ended June 30, 2017 (in thousands):

Liability related to sale of future royalties at February 1, 2017	$92,300
Non-cash interest expense recognized	6,012
Liability related to sale of future royalties at June 30, 2017	98,312
Less: Unamortized transaction costs	(1,655)
Carrying value of liability related to sale of future royalties at June 30, 2017	96,657

Note 10 — Stockholders’ Equity

During the second quarter of 2017, the Company completed a secondary offering of its common stock and issued 6,049,000 shares for net proceeds of $82.8 million, before expenses.

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity.

In the first six months of 2017 and 2016, the Company recorded insignificant amounts of unrealized gains (losses) in available-for-sale securities in accumulated other comprehensive loss.

Warrants

In June 2012, the Company issued warrants in connection with two separate, concurrent offerings for our securities. These warrants had an expiration date of June 25, 2017. During the six months ended June 30, 2017, the Company issued 3,240,549 shares of Common stock for exercises of these warrants.

Pursuant to the Loan Agreement described in Note 8 “Long Term Debt,” the Company issued warrants to purchase 65,189 shares of the Company’s common stock at an exercise price of $6.90 per share and additional warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share. In January 2017, the Company issued 16,126 shares of common stock related to cashless exercises of some of these warrants.

Committed Equity Offering

In September 2015, the Company and Cantor Fitzgerald & Co. entered into a Committed Equity Offering (the “CE Offering”) that is an at-the-market issuance sales agreement (the “Cantor Fitzgerald Agreement”) pursuant to which the Company could issue and sell shares of common stock having an aggregate offering price of up to $40.0 million. During the three and six months ended June 30, 2017, the Company issued 987,068 shares and 2,425,625 shares under the Cantor Fitzgerald Agreement for net proceeds totaling $12.5 million and $29.9 million, respectively, completing the sale of all common stock subject to the Cantor Fitzgerald Agreement.

Equity Incentive Plan

In May 2017, the Company’s stockholders approved an amendment to the Amended and Restated 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”) to increase the number of authorized shares reserved for issuance under the 2004 Equity Incentive Plan by 3.9 million shares. As of June 30, 2017, 3.8 million authorized shares were available for grant under the 2004 Equity Incentive Plan.

Total employee stock-based compensation expenses were $2.2 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively and $4.1 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.

Stock Options

Stock option activity under the 2004 Equity Incentive Plan, for the six months ended June 30, 2017, was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2016	5,192,813	$9.27
Options granted	1,169,624	11.49
Options exercised	(24,055)	7.09
Options forfeited/expired	(168,294)	34.25
Balance at June 30, 2017	6,170,088	$9.02

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2017 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2016	64,502	$7.19
Restricted stock units granted	269,000	10.60
Restricted stock units released	(43,500)	6.67
Restricted stock units forfeited	(500)	6.67
Unvested restricted stock units outstanding at June 30, 2017	289,502	$10.44

Restricted Stock Units that Contain Performance Conditions

Performance stock unit activity was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Performance stock units outstanding at December 31, 2016	685,000	$7.00
Restricted stock units granted	—	—
Restricted stock units released	(171,250)	7.00
Restricted stock units forfeited	(342,500)	7.00
Performance stock units outstanding at June 30, 2017	171,250	$7.00

Note 11 — Interest and Other Income, Net

Interest and other income, net for the three and six months ended June 30, 2017 and 2016 primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 12 — Commitments and Contingencies

Commitments

Operating Lease

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. During March 2016, the Company amended the lease agreement to include certain additional operating expenses, related to the replacement of two boilers. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense was $0.9 million and $0.8 million, respectively, for the three months ended June 30, 2017 and 2016 and $1.8 million and $1.7 million, respectively, for the six months ended June 30, 2017 and 2016.

Co-invest option

In December 2016, the Company agreed to exercise its option to co-invest $10.0 million in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement. In February 2017, the Company provided notice to Amgen of its further exercise of its co-investment option in the additional amount of $30.0 million (i.e. to co-invest $40.0 million) in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement. By exercising its option and fully co-funding $40.0 million, the Company will be eligible to receive a total incremental royalty of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside of Japan and have the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities.

Quarterly co-investment payments are contingent on Amgen continuing the Phase 3 development program of omecamtiv mecarbil. As of June 30, 2017, future minimum payments due to Amgen were as follows (in thousands):

Remainder of 2017	$12,500
2018	18,750
Total	$31,250

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

Note 13 — Income Taxes

The Company did not record a provision for income tax for the three and six months ended June 30, 2017 because the Company expects to report a net tax loss for the year ending December 31, 2017.

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

•

the results from the clinical trials, the non-clinical studies, and chemistry, manufacturing, and controls (“CMC”) activities of our drug candidates and other compounds, and the significance and utility of such results;

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

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;
•	the further development of omecamtiv mecarbil for the potential treatment of heart failure;
•	our expected roles in research, development, or commercialization under our strategic alliances with Amgen and Astellas;
•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;
•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•	our receipt of milestone payments, royalties, reimbursements, and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;
•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•	our plans or ability to commercialize drugs with or without a partner, including our intention to develop sales and marketing capabilities;
•	the focus, scope, and size of our research and development activities and programs;
•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;
•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;
•	future payments and other obligations under loan and lease agreements;
•	potential competitors and competitive products;
•	retaining key personnel and recruiting additional key personnel; and
•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

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

•

Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and other cardiac muscle activators, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and other cardiac muscle activators;

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

•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;
•	our ability to obtain additional financing on acceptable terms, if at all;
•	our receipt of funds and access to other resources under our current or future strategic alliances;
•	difficulties or delays in the development, testing, manufacturing, or commercialization of our drug candidates;
•	difficulties or delays, or slower than anticipated patient enrollment, in our or partners’ clinical trials;
•	difficulties or delays in the manufacture and supply of clinical trial or commercial materials;
•	failure by our contract research organizations, contract manufacturing organizations, and other vendors to properly fulfill their obligations or otherwise perform as expected;
•	results from non-clinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;
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

•	difficulties or delays in achieving market access and reimbursement for our drug candidates and the potential impacts of health care reform;
•	changes in laws and regulations applicable to drug development, commercialization, or reimbursement;
•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets, or otherwise;
•	potential infringement or misuse by us of the intellectual property rights of third parties;
•	activities and decisions of, and market conditions affecting, current and future strategic partners;
•	accrual information provided by our contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other vendors;
•	potential ownership changes under Internal Revenue Code Section 382; and
•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

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

Our drug candidates currently in clinical development are tirasemtiv, CK-2127107, and omecamtiv mecarbil. Tirasemtiv is being evaluated for the potential treatment of ALS. CK-2127107 is being evaluated for the potential treatment of spinal muscle atrophy (“SMA”) and chronic obstructive pulmonary disease (“COPD”) and for the potential use in other indications associated with muscle weakness (including frailty and ALS) under a strategic alliance with Astellas established in 2013 and expanded in 2014 and 2016. Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006.

Skeletal Muscle Contractility Program

Overview

Tirasemtiv, a fast skeletal muscle troponin activator (“FSTA”), is the lead drug candidate from our skeletal muscle contractility program and has been granted orphan drug designation and fast track status by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for the potential treatment of ALS. We are conducting a Phase 3 development program for tirasemtiv for ALS and are preparing for the potential commercialization of tirasemtiv in North America and Europe.

We retain exclusive rights to tirasemtiv, subject to Astellas’ option for a global collaboration for the development and commercialization of tirasemtiv (the “Option on Tirasemtiv”) described below.  In collaboration with Astellas, we are also developing CK-2127107, a next-generation FSTA, for potential indications associated with muscle weakness, including SMA, COPD, frailty, and ALS.

Tirasemtiv and CK-2127107 are structurally distinct and selective small molecules that activate the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility.  Both have demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. We are evaluating other potential indications for which tirasemtiv and CK-2127107 may be useful.

Astellas’ Option on Tirasemtiv.

In 2016, we and Astellas expanded our collaboration in skeletal muscle activators to include ALS (the “2016 Astellas Amendment”). Under the 2016 Astellas Amendment, we granted Astellas the Option on Tirasemtiv. Prior to Astellas’ exercise of the Option on Tirasemtiv, we will continue the development of tirasemtiv, including VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS), at our own expense to support regulatory approval in the U.S., EU and certain other jurisdictions and will retain the final decision making authority on the development of tirasemtiv. If Astellas exercises the Option on Tirasemtiv, we will grant Astellas an exclusive license to develop and commercialize tirasemtiv outside our own commercialization territory of North America, Europe and other select countries under a license and collaboration agreement for tirasemtiv (the “License on Tirasemtiv”); each party would be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory.

Should Astellas exercise this option, we will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from VITALITY-ALS) to $80.0 million (if exercise occurs following receipt of FDA approval) and a milestone payment of $30.0 million from Astellas associated with the Company’s initiation of the open-label extension trial for tirasemtiv. If Astellas exercises the option after the defined review period following receipt of data from VITALITY-ALS, Astellas will at the time of option exercise reimburse us for a share of any additional costs incurred after such review period. In addition, the parties will share the future development costs of tirasemtiv in North America, Europe and certain other countries (with Cytokinetics bearing 75% of such shared costs and Astellas bearing 25% of such costs), and Astellas will be solely responsible for the development costs of tirasemtiv specific to its commercialization territory.

Contingent upon the successful development of tirasemtiv, we may receive from Astellas milestone payments up to $100.0 million for the initial indication and up to $50.0 million for each subsequent indication. If tirasemtiv is commercialized, Astellas will pay us royalties (at rates ranging from the mid-teens to twenty percent) on sales of tirasemtiv in Astellas’ territory, and we will pay Astellas royalties (at rates up to the mid-teens) on sales of tirasemtiv in our territory, in each case subject to various possible adjustments.

Tirasemtiv: Clinical Development

VITALITY-ALS: VITALITY-ALS is a multi-national, randomized, double-blind, placebo-controlled trial that was originally designed to enroll 445 patients with possible, probable or definite ALS diagnosed within 24 months, and with a baseline vital capacity > 70 % of predicted, based on age, sex, and height. Patients were eligible whether or not they were on riluzole therapy. The primary endpoint of the trial will assess change from baseline in slow vital capacity (“SVC”), a measure of the strength of the skeletal muscles responsible for breathing, to be assessed after 24 weeks of double-blind, placebo-controlled treatment. Secondary endpoints include time to decline from baseline in percent predicted SVC by ≥ 20 percentage points or the onset of respiratory insufficiency or death; time to decline from baseline in percent predicted SVC to ≤ 50 percent predicted or the onset of respiratory insufficiency or death; time to first occurrence of any use of assisted ventilation or death; time to decline in any of the three respiratory domains of the ALSFRS-R or death; and change in the Mega-Score of muscle strength.

Patients enrolled in VITALITY-ALS received two-weeks of open-label treatment with tirasemtiv administered at 250 mg/day and were randomized to double-blind treatment with placebo or one of three target tirasemtiv dose levels (250 mg/day, 375 mg/day, 500 mg/day) in a 3:2:2:2 ratio for a total of 48 weeks of randomized, double-blind, placebo-controlled treatment. Then in a four-week double-blind, tirasemtiv withdrawal phase, patients on tirasemtiv are randomized either to continue the double-blind tirasemtiv dose they were receiving or to be withdrawn to placebo in a 1:1 ratio. Patients who had been receiving placebo during the 48 weeks of double-blind, placebo-controlled treatment will continue to receive placebo. VITALITY-ALS is being conducted in 81 centers in 11 countries in North America and Europe and includes most of the sites which participated in our Phase 2b clinical trial of tirasemtiv, BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS).

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

In June 2017, we amended the protocol and the statistical analysis plan for VITALITY-ALS. In consideration of feedback we received on the clinical meaningfulness of the different secondary endpoints and a review of the blinded aggregate event rates, we prioritized the analyses of two of the pre-specified secondary endpoints – change in baseline in any of the three respiratory domains of the ALSFRS-R or death and slope of the change from baseline in muscle strength – both evaluated over the entire 48 weeks of double- blind placebo- controlled treatment.  We believe that both of these endpoints are viewed as especially clinically meaningful by ALS clinicians, regulatory authorities and payers.  We wanted to ensure that both endpoints would be formally analyzed and elevated in the statistical hierarchy of pre-specified secondary endpoints.

We have a $1.5 million grant from The ALS Association (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. The grant provides funding for collaboration among Cytokinetics, The ALS Association and the Barrow Neurological Institute to enable plasma samples collected from patients enrolled in VITALITY-ALS to be added to The Northeastern ALS Consortium (NEALS) Repository, a resource for the academic research community to identify biomarkers that may help to assess disease progression and underlying disease mechanisms in ALS. To date, Cytokinetics has achieved two milestones under the ALSA Grant receiving $0.8 million in accordance with the ALSA Grant. As of June 30, 2017, we recorded $0.3 million as grant revenue as qualified expenses were incurred and approved by management.

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

The clinical trials program for tirasemtiv may proceed for several years, and we will not be in a position to generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. We cannot yet predict if or when this may occur. Our expenditures are expected to increase as we continue to progress tirasemtiv towards potential registration and commercialization.

CK-2127107 and Other Skeletal Muscle Activators

Astellas Strategic Alliance.

CK-2127107, a next-generation FSTA, has been granted orphan drug designation for the potential treatment of SMA by the FDA and is being developed jointly by Cytokinetics and Astellas under the Amended and Restated License and Collaboration Agreement dated December 22, 2014, as further amended in 2016 and 2017 (the “Astellas Agreement”). In 2013, we formed a collaboration with Astellas with the primary objective of advancing novel therapies for diseases and medical conditions associated with muscle impairment and weakness. Under the collaboration, we exclusively licensed to Astellas rights to co-develop and potentially co-commercialize CK-2127107 in non-neuromuscular indications. In 2014, we and Astellas agreed to expand the collaboration to include certain neuromuscular indications, including SMA, and to advance CK-2127107 into Phase 2 clinical development, initially in SMA. Under the 2016 Astellas Amendment, Cytokinetics and Astellas further amended the collaboration agreement to expand our collaboration to include the development of CK-2127107 for the potential treatment of ALS, as well as the possible development in ALS of other fast skeletal regulatory activators previously licensed by us to Astellas. The 2016 Astellas Amendment also extended the existing joint research program focused on the discovery of additional next-generation skeletal muscle activators through 2017 and included sponsored research at Cytokinetics. Cytokinetics retains an option to conduct early-stage development for certain agreed indications at its initial expense, subject to reimbursement if development continues under the collaboration. Cytokinetics also retains an option to co-promote collaboration products containing FSTAs for neuromuscular indications in the U.S., Canada and Europe, in addition to its option to co-promote other collaboration products in the U.S. and Canada. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities.

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

In March 2017, we announced that we completed enrollment of Cohort 1 and the second cohort of the Phase 2 clinical trial was open to enrollment. We anticipate that the trial will complete enrollment in 2017 and report data in Q1 2018.

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

Frailty Clinical Development: In June 2017, Astellas, in collaboration with Cytokinetics, started a Phase 1b clinical trial of CK-2127107 in elderly subjects with limited mobility.   The clinical trial is expected to enroll at least 60 subjects in the United States who are 70 to 89 years of age with limited mobility. Patients will be randomized to one of two treatment sequences in a 1:1 ratio to receive both CK-2127107 and placebo over two 14-day treatment periods, separated by a 14-day washout period. During treatment periods, patients will receive 500 mg of CK-2127107 or placebo twice daily, except on days 1 and 14, when they receive 500 mg of CK-2127107 once daily. The total study duration including the screening period and follow-up visit will be approximately 12 weeks. The trial is designed to assess the effect of CK-2127107 on skeletal muscle fatigue assessed as change from baseline versus 14 days of treatment in sum of peak torque during isokinetic knee extensions. Additionally, the trial will assess the effects of CK-2127107 on physical performance via a short physical performance battery, stair-climb test and 6-minute walk test. In addition, the safety, tolerability and pharmacokinetics of CK-2127107 will be assessed.

ALS Clinical Development: In July 2017, in collaboration with Astellas, we started FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS), a Phase 2 clinical trial of CK-2127107 in patients with ALS.  Approximately 450 eligible ALS patients from centers in the U.S. and Canada will be randomized (1:1:1:1) to receive either 150 mg, 300 mg or 450 mg of CK-2127107 dosed orally twice daily or placebo for 12 weeks. The primary efficacy endpoint is the change from baseline in the percent predicted SVC at 12 weeks. Secondary endpoints include slope of the change from baseline in the mega-score of muscle strength measured by hand held dynamometry (HHD) and handgrip dynamometry in patients on CK-2127107; change from baseline in the ALS Functional Rating Scale – Revised (ALSFRS-R); incidence and severity of treatment-emergent adverse events (TEAEs); and plasma concentrations of CK-2127107 at the sampled time points during the study.  Exploratory endpoints will be measured including the effect of CK-2127107 versus placebo on self-assessments of respiratory function made at home by the patient with help as needed by the caregiver; disease progression through quantitative measurement of speech production characteristics over time; disease progression through quantitative measurement of handwriting abilities over time; and change from baseline in quality of life (as measured by the ALSAQ-5) in patients on CK‑2127107.

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

Cardiac Muscle Contractility Program

Overview

Our lead drug candidate from our cardiac contractility program is omecamtiv mecarbil, a novel cardiac muscle myosin activator. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both for use in the hospital setting and for use in the outpatient setting. Omecamtiv mecarbil is the subject of a Phase 3 development program under our strategic alliance with Amgen Inc. (“Amgen”).

Amgen Strategic Alliance

We have a collaboration and option agreement, as amended, with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil, for the potential treatment of heart failure (the “Amgen Agreement”). Under the Amgen Agreement, Amgen has exclusive, worldwide rights to develop and commercialize omecamtiv mecarbil and related compounds subject to our specified development and commercial participation rights. Amgen has also entered an alliance with Servier for exclusive commercialization rights in Europe as well as the Commonwealth of Independent States, including Russia. Servier contributes funding for development and provides strategic support to the program.

Under the Amgen Agreement we are eligible for potential additional pre-commercialization and commercialization milestone payments of over $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding the Phase 3 development costs of omecamtiv mecarbil and other drug candidates under the collaboration.

In December 2016, we provided notice of our exercise of our option under the Amgen Agreement to co-invest in the Phase 3 development program of omecamtiv mecarbil at the level of $10.0 million in exchange for an incremental royalty from Amgen of up to 1% on increasing worldwide sales of omecamtiv mecarbil outside Japan. In February 2017, we provided notice to Amgen of our further exercise of our co-invest option in the additional amount of $30.0 million (i.e. to fully co-invest $40.0 million) in the Phase 3 development program of omecamtiv mecarbil. By exercising our option and fully co-funding $40.0 million, we will be eligible to receive a total incremental royalty of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside of Japan and have the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities. A joint commercial operating team comprising representatives of Cytokinetics and Amgen will then be responsible for the commercialization program of omecamtiv mecarbil.

Omecamtiv Mecarbil: Clinical Development

GALACTIC-HF. GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure) is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen, in collaboration with Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to the current standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF is being conducted under a Special Protocol Assessment (“SPA”) with the U.S. FDA. GALACTIC-HF is planned to enroll approximately 8,000 symptomatic chronic heart failure patients in over 800 sites in 34 countries who are either currently hospitalized for a primary reason of heart failure or have had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. In order to be eligible to participate in GALACTIC-HF patients should have an LVEF ≤ 35%, be NYHA class II to IV, and have an elevated BNP or NT-proBNP. Patients will be randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, which is defined as either a hospitalization for heart failure or other urgent treatment for worsening heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score; time to first heart failure hospitalization; and all-cause death.

Cytokinetics and Amgen are also planning a potential exercise performance/cardiac function clinical trial to be conducted by Cytokinetics. Amgen will be responsible for reimbursing us for the out-of-pocket development costs associated with this clinical trial.

In April 2016, we announced the start of a Phase 2 clinical trial of omecamtiv mecarbil in Japanese subjects with chronic heart failure and reduced ejection fraction. In August 2017, we announced that this trial met its pharmacokinetic primary endpoint and demonstrated statistically significant improvements in systolic ejection time, a secondary endpoint. We are eligible to earn a $10 million milestone payment from Amgen upon the first dosing of a patient in Japan in GALACTIC-HF.

Presentations and Publications

In May 2017, we announced that results from the dose escalation phase of COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure), our Phase 2 clinical trial of omecamtiv mecarbil, were presented in a Poster Session at the Rapid Fire Abstract Presentation at Heart Failure 2017, the annual congress of the Heart Failure Association of the European Society of Cardiology.

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

•

failure by our clinical trial sites, clinical research organizations, clinical manufacturing organizations, and other third parties supporting our or our partners’ clinical trials to fulfill their obligations or otherwise perform as expected;

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

Results of Operations

Revenues

Total revenues for the three and six months ended June, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016	Increase (Decrease)	June 30, 2017	June 30, 2016	Increase (Decrease)
Research and development, grant and other revenues, net	$(1,889)	$3,852	$(5,741)	$818	$8,299	$(7,481)
License revenues from related parties	4,942	1,950	2,992	6,388	5,923	465
Total revenues	$3,053	$5,802	$(2,749)	$7,206	$14,222	$(7,016)

Revenues for the three and six months ended June 30, 2017 were $3.1 million and $7.2 million, respectively, compared to $5.8 million and $14.2 million for the corresponding periods in 2016. Revenues for the first six months of 2017 included $6.7 million of research and development revenues and $6.4 million of license revenues from our collaboration with Astellas, and $1.3 million of research and development revenues from our collaboration with Amgen. Revenues for the first six months of 2017 were offset by $7.5 million (out of the total of $40 million) for payments to Amgen related to our option to co-fund the Phase 3 development program of omecamtiv mecarbil in exchange for an increased royalty upon potential commercialization. By exercising our option and fully co-funding $40.0 million, we become eligible to receive a total incremental royalty of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside of Japan and have the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016	Increase	June 30, 2017	June 30, 2016	Increase
Research and development expenses	$19,809	$9,723	$10,086	$39,098	$23,256	$15,842

Research and development expenses for the three and six months ended June 30, 2017 increased to $19.8 million and $39.1 million, respectively, from $9.7 million and $23.3 million for the same periods in 2016, primarily due to increased clinical activity, including activity for VITALITY-ALS and other activities intended to support potential regulatory filings and registration of tirasemtiv in North America and Europe, as well as increased personnel.

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016	Increase	June 30, 2017	June 30, 2016	Increase
Cardiac muscle contractility	$2,442	$2,361	$81	$4,715	$4,103	$612
Skeletal muscle contractility	16,177	6,578	9,599	32,444	17,616	14,828
All other research programs	1,190	784	406	1,939	1,537	402
Total research and development expenses	$19,809	$9,723	$10,086	$39,098	$23,256	$15,842

From a program perspective, the increase in research and development expenses for the three and six months ended June 30, 2017, compared to the same periods in 2016 was primarily due to increased activity for our skeletal muscle contractility program.

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

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016	Increase	June 30, 2017	June 30, 2016	Increase
General and Administrative expenses	$8,438	$7,090	$1,348	$16,553	$13,931	$2,622

General and administrative expenses for the three and six months ended June 30, 2017 increased to $8.4 million and $16.6 million from $7.1 million and $13.9 million for the same periods in 2016 primarily due to increased personnel, non-cash stock compensation expense and increased commercial readiness activities. We expect that general and administrative expenses in 2017 will increase significantly compared to 2016, mainly due to increased headcount.

Interest Expense

Interest expenses for the three and six months ended June 30, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2017	June 30, 2016	Increase	June 30, 2017	June 30, 2016	Increase
Interest expense	$782	$707	$75	$1,540	$1,271	$269
Non-cash interest expense on liability related to sale of future royalties	$3,717	$-	$3,717	$6,012	$-	$6,012

Interest expense for the three and six months ended June 30, 2017 primarily consisted interest expense related to the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank entered into in October 2015.

We also have non-cash interest expense related to sale of future royalties of $3.7 million and $6.0 million for the three and six months ended June 30, 2017, respectively. We anticipate that non-cash interest expenses in 2017 will increase significantly compared to 2016 mainly due to accretion expense related to the liability related to the sale of future royalties.

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

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities and a summary of our borrowings and working capital is summarized as follows:

	As of June 30,		Increase (Decrease)
	2017	2016	2017
Financial assets:
Cash and cash equivalents	$100,711	$27,724	$72,987
Short-term investments	211,340	62,614	148,726
Long-term investments	20,087	7,684	12,403
Total cash, cash equivalents and marketable securities	$332,138	$98,022	$234,116
Borrowings:
Current portions of long-term debt	$7,315	—	$7,315
Long-term debt	22,844	29,604	(6,760)
Total borrowings	$30,159	$29,604	$555
Liability related to the sale of future royalties, net	$96,657	$-	$96,657
Working capital:
Current assets	$316,996	$96,618	$220,378
Current liabilities	31,059	26,272	4,787
Total working capital	$285,937	$70,346	$215,591

Sources and Uses of Cash

From inception, we funded our operations through the sale of equity securities, non-equity payments from collaborators, a royalty monetization agreement, long term debt, capital equipment financings, grants and interest income. We have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. Based on current plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our cash requirements for at least the next 24 months.

During the second quarter of 2017, the Company completed a secondary offering of its common stock and issued 6,049,000 shares for net proceeds of $82.8 million, before expenses.

In February 2017, we entered into a Royalty Purchase Agreement (“Royalty Agreement”) with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. Under the Royalty Agreement, we sold a portion of our right to receive royalties on future net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million. In addition, RPI purchased $10.0 million of our common stock pursuant to a concurrently executed Common Stock Purchase Agreement with RPI. See Note 9, “Liability related to sale of future royalties”, for further details.

Net cash used in operating activities was $52.2 million in the six months ended June 30, 2017 and was largely due to ongoing research and development activities and general and administrative spend to support those activities. Net loss for the six months ended June 30, 2017 included non-cash stock based compensation of $4.1 million and non-cash interest expense related to sale of future royalties of $6.0 million. Net cash used in operating activities was $28.7 million in the six months ended June 30, 2016 and was largely due to the ongoing research and development activities. The net loss for the six months ended June 30, 2016 included non-cash stock based compensation of $3.4 million.

Net cash used in investing activities of $136.2 million in the six months ended June 30, 2017 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments by $134.6 million and purchases of equipment of $1.6 million. Net cash used in investing activities was $24.1 million in the first six months of 2016 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $23.4 million.

Net cash provided by financing activities was $222.3 million in the six months ended June 30, 2017 was primarily due to net proceeds from a secondary offering of $82.4 million, net proceeds from the liability related to sales of future royalties of $90.6 million, net proceeds pursuant to the CE Offering of $29.9 million, net proceeds issuance of common stock to RPI as part of the Royalty Monetization transaction of $7.6 million, and proceeds from common stock issuances from warrant exercises of $12.1 million. Net cash provided by financing activities was $15.5 million in the first six months of 2016 and primarily consisted of net proceeds received of $15.0 million from long-term debt.

In December 2016, we filed a registration statement on Form S-3 with the SEC, which was declared effective in January 2017 (the “January 2017 Shelf”). The January 2017 Shelf registered up to $200.0 million of our common stock and preferred stock, and/or warrants to purchase any of such securities. The specific terms any offering pursuant to the January 2017 Shelf will be established at the time of such offering. During the six months ended June 30, 2017, we used $86.2 million of the 2017 Shelf in a public offering of our common stock and as of June 30, 2017, we have $113.8 million of the 2017 Shelf available.

Our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due by Period
	Remainder of 2017	2018-2019	2020-2021	Beyond	Total
Liability related to sale of future royalties (1)	$—	$—	$—	$98,312	$98,312
Long-term debt (2)	$2,500	$20,000	$7,500	$—	$30,000
Interest obligation on long-term debt (3)	$1,135	$2,725	$1,438	$—	$5,298
Operating lease obligations (4)	$1,828	$1,860	$—	$—	$3,688
Co-investment option (5)	$12,500	$18,750	$—	$—	$31,250
Total obligations	$17,963	$43,335	$8,938	$98,312	$168,548

(1)

Liability represents the carrying value at the latest balance sheet date of payments we would make to RPI under the Royalty Agreement, based on estimated future sales of omecamtiv mecarbil. Actual payments may be significantly higher or lower based on actual future sales of omecamtiv mecarbil, assuming omecamtiv mecarbil is approved by Regulatory Authorities and commercialized. For further discussion regarding the liability related to the sale of future royalties, see Note 9.

(2)	For further discussion regarding long-term debt, see Note 8, “Long-Term Debt” of the Notes to the Condensed Consolidated Financial Statements.
(3)	Interest obligation on long-term debt has been calculated based on the interest rate applicable as of June 30, 2017.
(4)	Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.
(5)

In February 2017, the Company provided notice to Amgen of its further exercise of its co-investment option in the additional amount of $30.0 million (i.e. to fully co-invest $40.0 million) in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement. For further discussion regarding the co-investment option, see Note 4, “Research and Development Arrangements” of the Notes to the Condensed Consolidated Financial Statements.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development and commercial readiness activities. Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

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

We have incurred an accumulated deficit of $573.2 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from various sources, including but not limited to strategic collaborations, additional sales of equity securities, grants and debt financings. Potential future sources of cash from our strategic alliances and related agreements from option and other fees, milestone payments and royalties are uncertain. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates.

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

If, at any time, our prospects for internally financing our research and development programs decline, we may decide to reduce our spending by delaying, discontinuing or reducing our funding of development of one or more of our drug candidates or of other research and development programs. Alternatively, we might raise funds through strategic relationships, public or private financings or other arrangements. There can be no assurance that funding, if needed, will be available on attractive terms, or at all, or in accordance with our planned timelines. Furthermore, financing obtained through future strategic relationships may require us to forego certain commercialization and other rights to our drug candidates. Similarly, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategy.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical development are tirasemtiv for the potential treatment of ALS, CK-2127107 for the potential treatment of SMA, COPD, limited mobility, ALS and potentially other neuromuscular and non-neuromuscular indications associated with muscle weakness and omecamtiv mecarbil for the potential treatment of heart failure. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the satisfaction of FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. We or our partners will need to demonstrate efficacy in clinical trials for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet met the safety and efficacy standards required for regulatory approval for commercialization and they may never do so. In addition, for each of our preclinical compounds, we or our partners must adequately demonstrate satisfactory chemistry, formulation, quality, stability, and toxicity in order to submit an investigational new drug application (“IND”) to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. Furthermore, we or our partners may need to submit separate INDs (or foreign equivalent) to different divisions within the FDA (or foreign regulatory authorities) in order to pursue clinical trials in different therapeutic areas. Each new IND (or foreign equivalent) must be reviewed by the new division before the clinical trial under its jurisdiction can proceed, entailing all the risks of delay inherent to regulatory review. If our or our partners’ current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.

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

The conventional standard for granting marketing authorization of a new investigational medicine is the demonstration of safety and efficacy in two large, well-controlled Phase 3 clinical trials. The Phase 3 trial of tirasemtiv in ALS that we are currently conducting is the first Phase 3 trial of this drug candidate. In the case of diseases with high unmet medical need, such as ALS, regulatory authorities may exercise their discretion to approve a new pharmaceutical on the basis of a single outcomes trial (sometimes subject to the conduct of subsequent confirmatory trial(s)). However, this is always within the judgment of the regulatory authorities and is dependent on their assessment of the degree of success achieved in the clinical trial as balanced by the potential risks associated with treatment. In addition, the design of the Phase 3 clinical trial, VITALITY-ALS, may not provide conclusive data on the most safe and effective dose of tirasemtiv in patients with ALS that meets the satisfaction of regulatory authorities, thereby requiring us to conduct another Phase 3 trial. Even if our first Phase 3 trial of tirasemtiv shows positive results, and provides all necessary data to determine appropriate dosing, regulatory authorities may nonetheless require us to successfully conduct one or more additional Phase 3 clinical trials prior to receiving marketing authorization, which would be expensive, time consuming and uncertain.

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

•

slower than expected rates of patient recruitment and enrollment, including as a result of competition for patients with other clinical trials or approved therapies; limited numbers of patients that meet the enrollment criteria; patients’, investigators’ or trial sites’ reluctance to agree to the requirements of a protocol; or the introduction of alternative therapies or drugs by others;

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

While we announced in December 2016 that Amgen started GALACTIC-HF, a Phase 3 clinical trial of omecamtiv mecarbil, we do not control the development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the development of omecamtiv mecarbil. Amgen is responsible for submitting future applications with the FDA and other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of marketing approvals issued by the FDA or other regulatory authorities for omecamtiv mecarbil, subject to Servier’s exclusive rights for the commercialization of omecamtiv mecarbil in Europe, as well as the CIS, including Russia. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America in connection with the exercise of our option to co-fund Phase 3 development costs of omecamtiv mecarbil under the collaboration and subject to Servier’s exclusive rights for the commercialization of omecamtiv mecarbil in Europe, as well as the CIS, including Russia. However, we cannot control whether Amgen will devote sufficient attention and resources to the development of omecamtiv mecarbil or will proceed in an expeditious manner, even with our exercise of our option and co-funding of the Phase 3 development program of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve omecamtiv mecarbil, Amgen or Servier may elect not to proceed with the commercialization of the resulting drug in one or more countries.

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

Under this strategic alliance, we have granted Astellas an exclusive license to co-develop and commercialize CK-2127107 for potential application in certain neuromuscular and non-neuromuscular indications worldwide. We are conducting a Phase 2 clinical trial in patients with SMA and Astellas is conducting a Phase 2 clinical trial in patients with COPD as well as a Phase 1b clinical trial in elderly subjects with limited mobility.

In 2016, we expanded our collaboration with Astellas and granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv, including worldwide commercialization rights for Astellas outside our commercialization territory in North America, Europe and other select countries. In addition, under this 2016 expansion, we will collaborate with Astellas to develop CK-2127107 in ALS. Astellas will be primarily responsible for the development of CK-2127107 in ALS, and we will conduct the Phase 2 clinical trial of CK-2127107 in ALS, which we commenced in July 2017.

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

Tirasemtiv is the lead drug candidate from our skeletal muscle contractility program. We have conducted a Phase 2b clinical trial for tirasemtiv, and started a Phase 3 clinical development program for tirasemtiv in patients with ALS in July 2015. In collaboration with Astellas, we are also developing CK-2127107 for potential indications associated with muscle weakness and in 2016 we expanded our collaboration with Astellas to develop CK-2127107 in ALS. In July 2017, in collaboration with Astellas, we started a Phase 2 clinical trial of CK-2127107 in patients with ALS.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Following our conduct of the early development of CK-2127107, including the ongoing Phase 2 clinical trial in patients with SMA and ALS, Astellas will assume primary responsibility to conduct the manufacturing for the ongoing development of CK-2127107 worldwide. For tirasemtiv, we rely on a limited number of contract manufacturers. In particular, we rely on single-source contract manufacturers for the active pharmaceutical ingredient and the drug product supply for our clinical trials, as well as other materials required to conduct our clinical trials. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if tirasemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, Neuraltus Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.), AB Science, Mitsubishi Tanabe Pharma Corporation and Treeway, Genentech, Inc., and BrainStorm Cell Therapeutics.  In addition, in May 2017, the FDA approved Mitsubishi Tanabe Pharma America, Inc.’s RADICAVAtm (edaravone), a free radical scavenger, as an intravenous infusion treatment for ALS, which was the first FDA approved drug for the treatment of ALS since riluzole in 1995.

If CK-2127107 is approved by the FDA or other regulatory authorities for the treatment of SMA, potential competitors include, but are not limited to, Roche (in collaboration with PTC Therapeutics and Trophos SA), AveXis, Inc., and Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.). Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include, but are not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Acceleron Pharma, Stealth Biotherapeutics, and Novartis (in collaboration with Morphosys AG). In addition, in December 2016, the FDA approved SPINRAZA® (nusinersen), a survival motor neuron-2 (SMN2)-directed antisense oligonucleotide indicated for the treatment of spinal muscular atrophy (SMA) in pediatric and adult patients. SPINRAZA is the first FDA approved drug for the treatment of SMA. Biogen Inc. licensed the global rights to develop, manufacture and commercialize SPINRAZA from Ionis Pharmaceuticals, Inc.

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor® (nesiritide), Corlanor® (ivabradine), and Entresto® (sacubitril/valsartan). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis; Bayer; Stealth Biotherapeutics; and MyoKardia. In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

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

We have been granted orphan designations in the U.S. and in the E.U. for tirasemtiv and in the U.S. for CK-2127107; however, there can be no guarantee that we will receive orphan approval for tirasemtiv or CK-2127107, nor that we will be able to prevent third parties from developing and commercializing products that are competitive to tirasemtiv or CK-2127107.

We have been granted orphan drug designation in the U.S. by the FDA and orphan medicinal product designation by the European Medicines Agency, in each case for tirasemtiv for the potential treatment of ALS. We have been granted orphan drug designation in the U.S. by the FDA for CK-2127107 for the potential treatment of SMA. In the U.S., upon approval from the FDA of an NDA, products granted orphan drug approval are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA will generally not approve applications for other product candidates for the same orphan indication that contain the same active ingredient. Even if we are the first to obtain approval of an orphan product and are granted exclusivity in the U.S., there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

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

We are not guaranteed to maintain orphan status for tirasemtiv or CK-2127107 or to receive orphan status for tirasemtiv or CK-2127107 for any other indication or for any of our other drug candidates for any indication. If our drug candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the European Union, our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. and the European Union for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the U.S. or the European Union for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our drug candidates for which we plan to file for orphan designation and status. If that were to happen, our orphan drug applications for our drug candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the European Union, as applicable. Further, application of the orphan drug regulations in the U.S. and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ products.

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

Our internal computer systems, or those of our CROs, CMOs, supply chain partners, collaboration partners or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our drug development programs.

Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, supply chain partners, collaboration partners, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

announcements concerning any of the clinical trials for our drug candidates, such as tirasemtiv for the potential treatment of ALS, CK-2127107 for the potential treatment of SMA, COPD, limited mobility, ALS or other indications associated with muscle weakness and omecamtiv mecarbil for the potential treatment of heart failure (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

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

As of July 27, 2017, our executive officers, directors and their affiliates beneficially owned or controlled approximately 9.3% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

As of July 27, 2017, there were 100,106 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $6.74 per share, and 6,169,105 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $9.02 per share. The exercise of outstanding options or warrants for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

Dated: August 4, 2017	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching Jaw
Ching Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Peter S. Roddy
Peter S. Roddy
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws.	S-1	333-112261	April 29, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

10.1*	Amendment to Collaboration Agreement between the Company and Astellas Pharma Inc., dated April 11, 2017					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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