Form 10-Q
period 2017-09-30
CYTOKINETICS INC
filed 2017-11-03
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares of common stock, $0.001 par value, outstanding as of October 27, 2017: 53,884,669

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$116,320	$66,874
Short-term investments	191,247	89,375
Accounts receivable	10,000	24
Prepaid and other current assets	4,420	2,360
Total current assets	321,987	158,633
Long-term investments	583	7,672
Property and equipment, net	3,294	3,637
Other assets	449	200
Total assets	$326,313	$170,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,079	$4,236
Accrued liabilities	18,455	18,047
Deferred revenue, current	9,570	8,060
Current portion of long-term debt	9,829	2,500
Other current liabilities	424	415
Total current liabilities	42,357	33,258
Long-term debt, net	20,471	27,381
Liability related to the sale of future royalties, net	100,575	—
Deferred revenue, non-current	15,872	15,000
Other long-term liabilities	—	142
Total liabilities	179,275	75,781
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares;
Issued and outstanding: Series A Convertible Preferred Stock — zero shares at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value:
Authorized: 163,000,000 shares;
Issued and outstanding: 53,862,617 shares at September 30, 2017 and 40,646,595 shares at December 31, 2016	54	41
Additional paid-in capital	752,154	612,474
Accumulated other comprehensive income	426	137
Accumulated deficit	(605,596)	(518,291)
Total stockholders’ equity	147,038	94,361
Total liabilities and stockholders’ equity	$326,313	$170,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues:
Research and development, grant and other revenues, net	$5,862	$6,014	$6,680	$14,313
License revenues	318	53,033	6,706	58,956
Total revenues	6,180	59,047	13,386	73,269
Operating expenses:
Research and development	24,947	17,865	64,045	41,121
General and administrative	9,657	7,217	26,210	21,149
Total operating expenses	34,604	25,082	90,255	62,270
Operating (loss) income	(28,424)	33,965	(76,869)	10,999
Interest expense	(806)	(714)	(2,346)	(1,985)
Non-cash interest expense on liability related to sale of future royalties	(3,906)	—	(9,918)	—
Interest and other income, net	779	111	1,828	282
Net (loss) income before income taxes	(32,357)	33,362	(87,305)	9,296
Income tax benefit	-	-	-	-
Net (loss) income	$(32,357)	$33,362	$(87,305)	$9,296
Net (loss) income per share - basic	$(0.60)	$0.84	$(1.82)	$0.23
Net (loss) income per share - diluted	$(0.60)	$0.77	$(1.82)	$0.22
Weighted-average number of shares used in computing net (loss) income per share — basic	53,719	39,926	47,879	39,729
Weighted-average number of shares used in computing net (loss) income per share — diluted	53,719	43,217	47,879	42,247
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities, net	512	23	289	103
Comprehensive (loss) income	$(31,845)	$33,385	$(87,016)	$9,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net (loss) income	$(87,305)	$9,296
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	1,310	517
(Gain) loss on disposal of equipment	(82)	1
Stock-based compensation	6,588	5,266
Non-cash interest expense related to long-term debt	418	395
Non-cash interest expense on liability related to sale of future royalties	9,954	—
Changes in operating assets and liabilities:
Accounts receivable	(9,976)	(66,988)
Prepaid and other assets	(2,308)	(922)
Accounts payable	1,462	(1,334)
Accrued and other liabilities	(132)	7,647
Deferred revenue	2,383	5,275
Net cash used in operating activities	(77,688)	(40,847)
Cash flows from investing activities:
Purchases of investments	(214,457)	(79,969)
Proceeds from sales and maturities of investments	119,963	70,572
Proceeds from sale of property and equipment	-	33
Purchases of property and equipment	(2,097)	(742)
Net cash used in investing activities	(96,591)	(10,106)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	112,224	—
Proceeds from sale of future royalties, net of issuance costs	90,621	—
Proceeds from issuance of common stock related to sale of future royalties, net of issuance costs	7,560	—
Proceeds from long term debt, net of debt discount and issuance costs	-	14,996
Proceeds from stock based award activities and warrants, net	13,320	1,181
Net cash provided by financing activities	223,725	16,177
Net increase (decrease) in cash and cash equivalents	49,446	(34,776)
Cash and cash equivalents, beginning of period	66,874	65,076
Cash and cash equivalents, end of period	$116,320	$30,300

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $605.6 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $87.3 million and net cash used in operations of $77.7 million for the nine months ended September 30, 2017. Cash, cash equivalents and investments increased to $308.2 million at September 30, 2017 from $163.9 million at December 31, 2016. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Cytokinetics and its wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of the Company’s position at September 30, 2017, and the results of operations for the three and nine months ended September 30, 2017 and the cash flows for the nine months ended September 30, 2017. These interim financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 6, 2017.

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

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

The Company accounted for the Liability related to sale of future royalties as a debt financing for accounting purposes, to be amortized under the effective interest rate method over the life of the related royalty stream when the Company has a significant continuing involvement in the generation of royalty streams.

          Liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent the Company’s future estimates of future royalty payments are greater or less than its previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will adjust the Liability related to sale of future royalties and prospectively recognize related non-cash interest expense.

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

In March 2016, the FASB issued ASU No. 2016-09 — Improvements to Employee Share-Based Payment Accounting which simplifies various aspects of accounting for share-based payments and presentation in the financial statements. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is permitted. During the three months ended March 31, 2017, the Company adopted ASU No. 2016-09 on a modified retrospective approach. The guidance requires us to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and recognize previously unrecognized excess tax benefits upon adoption as a cumulative-effect adjustment in retained earnings, which eliminates the need to track unrecognized excess tax benefits for both new and existing awards. As of January 1, 2017, the Company recognized excess tax benefit of $0.7 million as an increase to deferred tax assets related to tax loss carryover. However, the entire amount was offset by a full valuation allowance. Accordingly, no cumulative-effect adjustment to retained earnings was recorded as of September 30, 2017. The Company will maintain its current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense. The adoption of this aspect of the guidance did not have a material impact on our financial statements and disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09. The new standard will become effective starting on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. The Company will adopt the standard on January 1, 2018. The standard permits the use of either the modified retrospective method or full retrospective approach for all periods presented. The Company currently anticipates adopting the standard using the modified retrospective method. The Company is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements and related disclosures.

Note 2 — Net Loss Per Share

The following is the calculation of basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net (loss) income	$(32,357)	$33,362	$(87,305)	$9,296
Weighted-average shares used in computing net (loss) income per share - basic	53,719	39,926	47,879	39,729
Effect of dilutive securities:
Warrants	—	2,395	—	1,942
Employee stock options	—	622	—	376
Restricted stock options	—	266	—	196
Employee stock purchase plan	—	8	—	4
Dilutive potential common shares	—	3,291	—	2,518
Weighted-average shares used in computing net (loss) income per share - diluted	53,719	43,217	47,879	42,247
Net loss per share — basic	$(0.60)	$0.84	$(1.82)	$0.23
Net loss per share — diluted	$(0.60)	$0.77	$(1.82)	$0.22

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of vested common shares outstanding during the period. Diluted net (loss) income per share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock units, warrants, and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”), by applying the treasury stock method, if they have a dilutive effect. The following instruments were excluded from the computation of diluted net (loss) income per share because their effect would have been antidilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Options to purchase common stock	6,020	1,999	6,020	3,709
Warrants to purchase common stock	100	—	100	—
Restricted and Performance stock units	459	—	459	—
Shares issuable related to the ESPP	41	—	41	—
Total shares	6,620	1,999	6,620	3,709

Note 3 — Supplemental Cash Flow Data

Supplemental cash flow data was as follows (in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash paid for interest	$1,921	$1,527
Cash paid for taxes	1	1
Significant non-cash investing and financing activities:
Debt discount netted against proceeds from long term debt, recorded in equity	—	288
Interest paid on the long-term debt, at inception	—	63
Purchases of property and equipment through accounts payable	557	237
Purchases of property and equipment through accrued liabilities	573	(343)

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

 The Company provided notice to Amgen of its exercise of its option under the Amgen Agreement to fully co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan.

The Company made co-investment payments of $6.3 million and $13.8 million during the three and nine months ended September 30, 2017, respectively. Because these payments are contingent on Amgen continuing the Phase 3 development program of omecamtiv mecarbil and the benefit to be received in exchange for the payments is not sufficiently separable from the Amgen Agreement the Company reduced research and development revenues by the amount of these payments.

Revenue from Amgen was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Research and development revenues
Reimbursement of internal costs	$-	$616	$1,279	$1,849
Research and development milestone fees	10,000	—	10,000	—
Co-investment option payment	(6,250)	—	(13,750)	—
Total revenues from Amgen	$3,750	$616	$(2,471)	$1,849

As of September 30, 2017, there was $10.0 million accounts receivables due from Amgen in connection with the development milestone describe below  and no accounts receivables due from Amgen as of December 31, 2016.

In September 2017, the Company recognized $10.0 million for a development milestone related to the start of GALACTIC-HF in Japan, the Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen. Under the Amgen Agreement, the Company is eligible to receive over $300.0 million in additional development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the receipt of such approvals. Additionally, the Company is eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due. The achievement of each of these milestones is dependent solely upon the results of Amgen’s development and commercialization activities.

In 2013, in conjunction with the Amgen Agreement, the Company sold 1,404,100 shares of its common stock to Amgen, subject to certain trading restrictions. Prior to April 1, 2017, the Company considered Amgen to be a related party, due in part to Amgen’s equity ownership percentage, and reported revenue under the Amgen Agreement to be revenues from a related party. Effective April 1, 2017, in part due to a decrease in Amgen’s equity ownership percentage, the Company no longer considers Amgen to be a related party.

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

The Astellas Agreement expanded the existing exclusive license to include certain neuromuscular indications, such as spinal muscle atrophy (“SMA”), and Astellas paid the Company a $30 million non-refundable upfront license fee and a $15.0 million milestone payment relating to Astellas’ decision to advance CK-2127107 into Phase 2 clinical development. The Company determined that the license for the expanded SMA rights and the research and development services relating to the Astellas Agreement are a single unit of accounting as the license was determined to not have stand-alone value. Accordingly, the Company is recognizing this revenue over the research term of the Astellas Agreement using the proportional performance model.

In 2016, in connection with an amendment to the Astellas Agreement (the “2016 Astellas Amendment”), the 2016 Astellas Amendment futher expanded to include the development of CK-2127207 for the potential treatment of ALS, and Astellas paid the Company a $35.0 million non-refundable upfront amendment fee and an accelerated $15.0 million milestone payment for the initiation of the first Phase 2 clinical trial of CK-2127107 in ALS that was otherwise provided for in the Astellas Agreement, as if such milestone had been achieved upon the execution of the 2016 Astellas Amendment, and committed research and development consideration of $44.2 million (total consideration of $94.2 million), which the Company allocated between units of accounting for license fees and research and development services. The Company allocated $24.9 million of research and development consideration to the license and $19.3 million of the research and development consideration to research and development services, to be recognized as revenue as research and development services are performed.

The Company’s agreements with Astellas were further amended effective April 1, 2017 to adjust the payment mechanisms under these agreements because Astellas will also be incurring a portion of the development costs for ALS. This amendment had no effect on the accounting for these agreements.

Astellas’ Option on Tirasemtiv

In 2016, in connection with the 2016 Astellas Amendment, Astellas paid the Company a $15.0 million non-refundable option fee for an option for a global collaboration for the development and commercialization of tirasemtiv (the “Option on Tirasemtiv”). The Option on Tirasemtiv expires unless exercised following the receipt of the approval letter for tirasemtiv from the FDA.

Prior to Astellas’ exercise of the Option on Tirasemtiv, the Company will continue the development of tirasemtiv, including the conduct of VITALITY-ALS, at its own expense to support regulatory approval in the U.S., EU and certain other jurisdictions and will retain the final decision making authority on the development of tirasemtiv. Therefore, the Company concluded that there was no obligation related to any development services during the option period.

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

Revenue and deferred revenue from Astellas

Research and development revenue from Astellas was as follows (in thousands):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
License revenues	$318	$53,033	$6,706	$58,956
Research and development revenues	2,112	4,956	8,810	11,534
Total Revenue from Astellas	$2,430	$57,989	$15,516	$70,490

Deferred Revenue reflecting the unrecognized portion of the license fees, option fee and payment of expenses from Astellas was as follows (in thousands):

	September 30, 2017	December 31, 2016
Deferred revenue, current	$9,570	$8,060
Deferred revenue, non-current	$15,872	$15,000

There were no accounts receivable due from Astellas at September 30, 2017 and December 31, 2016.

Under the Astellas Agreement, additional research and early and late state development milestone payments which are based on various research and clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the commercial launch of collaboration products could total over $600.0 million, including up to $95.0 million relating to CK-2127107 in non-neuromuscular indications, and over $100.0 million related to CK-2127107 in each of spinal muscular atrophy (“SMA”), amyotrophic lateral sclerosis (“ALS”) and other neuromuscular indications. Additionally, $200.0 million in commercial milestones could be received under the Astellas Agreement provided certain sales targets are met. The achievement of each of the late stage development milestones and the commercialization milestones was determined to be dependent solely upon the results of Astellas’ development activities and therefore these potential milestone payments were not deemed to be substantive. The Company is eligible to receive up to $2.0 million in research milestone payments under the collaboration for each future potential drug candidate. The Company believes that each of the milestones related to research under the Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance and each milestone will result in additional payments to the Company. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due.

In conjunction with the Astellas Agreement in December 2014, the Company also sold 2,040,816 shares of its common stock to Astellas at a price per share of $4.90 and an aggregate purchase price of $10.0 million, subject to certain trading restrictions. Prior to April 1, 2017, the Company considered Astellas to be a related party, due in part to Astellas’ equity ownership percentage, and reported revenue under the Astellas Agreement to be revenues from a related party. Effective April 1, 2017, in part due to a decrease in Astellas’ equity ownership percentage, the Company no longer considers Astellas to be a related party.

Note 5 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — U.S. Treasury and money market funds	$109,473	$1	$—	$109,474
Short-term investments — U.S. Treasury securities and Agency bonds	$191,405	$2	$(160)	$191,247	10/2017 - 8/2018
Long-term investments — Equity	$583	$-	$-	$583

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Maturity Dates
Cash equivalents — U. S. Treasury securities and money market funds	$55,658	$—	$—	$55,658
Short-term investments — U.S. Treasury securities	$89,396	$2	$(23)	$89,375	1/2017 – 12/2017
Long-term investments — Equity and U.S. Treasury securities	$7,513	$176	$(17)	$7,672	2/2018 – 3/2018

At September 30, 2017 there were no investments that had been in a continuous unrealized loss position for 12 months or longer.

Interest income was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income	$774	$114	$1,957	$282

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

Fair value of financial assets:

Financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$60,976	$—	$—	$60,976
U.S. Treasury securities	165,922	—	—	165,922
Agency bonds	—	73,823	—	73,823
Equity securities	583	—	—	583
Total	$227,481	$73,823	$—	$301,304
Amounts included in:
Cash and cash equivalents	$109,474	$-	$—	$109,474
Short-term investments	117,424	73,823	—	191,247
Long-term investments	583	-	—	583
Total	$227,481	$73,823	$—	$301,304

	December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$52,657	$—	$—	$52,657
U.S. Treasury securities	99,872	—	—	99,872
Equity securities	176	—	—	176
Total	$152,705	$—	$—	$152,705
Amounts included in:
Cash and cash equivalents	$55,658	$—	$—	$55,658
Short-term investments	89,375	—	—	89,375
Long-term investments	7,672	—	—	7,672
Total	$152,705	$—	$—	$152,705

The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical assets. When quoted market prices are not available for the specific security, then the Company estimates fair value by using benchmark yields, reported trades, broker/dealer quotes, and issuer spreads; these securities are classified as Level 2. As of September 30, 2017 and December 31, 2016, the Company had no financial assets measured at fair value on a recurring basis using significant Level 3 inputs. The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of September 30, 2017 and December 31, 2016, the fair value of the long-term debt, payable in installments through year ended 2020, approximated its carrying value of $30.3 million and $29.9 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

As of September 30, 2017, the fair value of liability related to the sale of future royalties is based on the Company’s current estimates of future royalties expected to be paid to RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, over the life of the arrangement, which are considered Level 3 (See Note 9 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 7 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	September 30, 2017	December 31, 2016
Accrued liabilities:
Clinical and preclinical costs	$10,106	$10,092
Bonus	3,484	3,800
Other payroll related	2,448	1,888
Consulting and professional fees	1,694	698
Other accrued expenses	723	897
Leasehold improvements	—	672
Total accrued liabilities	$18,455	$18,047

Note 8 — Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	September 30, 2017	December 31 2016
Notes payable, gross	$30,000	$30,000
Less: Unamortized debt discount	(322)	(472)
Accretion of final payment fee	622	353
Carrying value of notes payable	$30,300	$29,881
Less: Current portion of long-term debt	(9,829)	(2,500)
Long-term debt	$20,471	$27,381

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

Under the Loan Agreement, the Company drew down $15.0 million in October 2015 and an additional $15.0 million in February 2016 and issued warrants to purchase 65,189 shares of the Company’s common stock at an exercise price of $6.90 and warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share. These draw downs bear interest at a rate of 7.5% per annum.

        The Company is required to repay the outstanding principal in 36 equal installments beginning November 2017 through October 2020 and to make a final payment fee of 4.0% of the amounts of the Term Loans drawn payable on the earlier of (i) the prepayment of the Term Loans or (ii) the Maturity Date. The loan carries prepayment penalties of 3.0% and 2.0% for prepayment within one and two years, respectively, of the loan origination and 1.0% thereafter.

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

The Company recorded interest on principal, amortization of the debt discount and debt issuance costs, and the accretion of the final payments as interest expense of $0.8 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively and $2.3 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 8.5% at September 30, 2017 .

Future minimum payments under the Loan Agreement, as of September 30, 2017 are as follows (in thousands):

Remainder of 2017	$3,060
2018	11,743
2019	10,982
2020	8,938
Total minimum payments	34,723
Less: Interest and final payment	(4,723)
Notes payable, gross	$30,000

In October 2017, the Company entered into a Second Amendment to the Loan and Security Agreement (the “Amended Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank to amend the Loan Agreement. See Note 14 – Subsequent Event for more details.

Note 9 - Liability Related to Sale of Future Royalties

In February 2017, the Company entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with RPI, an entity related to Royalty Pharma. Under the Royalty Agreement, the Company sold a portion of the Company’s right to receive royalties on potential net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million (the “Royalty Monetization”). The Royalty Monetization is non-refundable, even if omecamtiv mecarbil is never commercialized. The Company accounts for the Royalty Monetization as a liability reported as Liability related to sale of future royalties, primarily because the Company has significant continuing involvement in generating the royalty stream under the Amgen Agreement, including the Company’s option to co-invest in the Phase 3 development program of omecamtiv mecarbil.

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

The following table shows the activity within liability related to sale of future royalties during the nine months ended September 30, 2017 and 2016 (in thousands):

Liability related to sale of future royalties at February 1, 2017	$92,300
Non-cash interest expense recognized	9,918
Liability related to sale of future royalties at September 30, 2017	102,218
Less: Unamortized transaction costs	(1,643)
Carrying value of liability related to sale of future royalties at September 30, 2017	100,575

Note 10 — Stockholders’ Equity

During the second quarter of 2017, the Company completed a secondary offering of its common stock and issued 6,049,000 shares for net proceeds of $82.8 million, before expenses.

Accumulated Other Comprehensive Gain

Comprehensive gain is comprised of net loss and other comprehensive gain. Other comprehensive gain is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity.

The Company recorded $0.3 million and $0.1 million in unrealized gains, net in available-for-sale securities in accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016, respectively.

Warrants

In June 2012, the Company issued warrants in connection with two separate, concurrent offerings for our securities. These warrants had an expiration date of June 25, 2017. During the nine months ended September 30, 2017, the Company issued 3,450,122 shares of Common stock for exercises of these warrants.

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

Committed Equity Offering

In September 2015, the Company and Cantor Fitzgerald & Co. entered into a Committed Equity Offering (the “CE Offering”) that is an at-the-market issuance sales agreement (the “Cantor Fitzgerald Agreement”) pursuant to which the Company could issue and sell shares of common stock having an aggregate offering price of up to $40.0 million. During the nine months ended September 30, 2017 , the Company issued  2,425,625 shares under the Cantor Fitzgerald Agreement for net proceeds totaling $29.9 million, completing the sale of all common stock subject to the Cantor Fitzgerald Agreement.

Equity Incentive Plan

In May 2017, the Company’s stockholders approved an amendment to the Amended and Restated 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”) to increase the number of authorized shares reserved for issuance under the 2004 Equity Incentive Plan by 3.9 million shares. As of September 30, 2017, 3.8 million authorized shares were available for grant under the 2004 Equity Incentive Plan.

Total employee stock-based compensation expenses were $2.4 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively and $6.6 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Stock Options

Stock option activity for the nine months ended September 30, 2017, was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price per Share of Stock Options
Balance at December 31, 2016	5,192,813	$9.27
Options granted	1,278,924	11.76
Options exercised	(220,008)	7.33
Options forfeited/expired	(231,393)	27.64
Balance at September 30, 2017	6,020,336	$9.17

Restricted Stock Units

Restricted stock unit activity for the nine months ended September 30, 2017, was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Restricted stock units outstanding at December 31, 2016	64,502	$7.19
Restricted stock units granted	269,000	10.60
Restricted stock units released	(43,500)	6.67
Restricted stock units forfeited	(2,500)	7.15
Restricted stock units outstanding at September 30, 2017	287,502	$10.58

Restricted Stock Units that Contain Performance Conditions

Performance stock unit activity for the nine months ended September 30, 2017 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Performance stock units outstanding at December 31, 2016	685,000	$7.00
Restricted stock units granted	—	—
Restricted stock units released	(171,250)	7.00
Restricted stock units forfeited	(342,500)	7.00
Performance stock units outstanding at September 30, 2017	171,250	$7.00

Note 11 — Interest and Other Income, Net

Interest and other income, net for the three and nine months ended September 30, 2017 primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 12 — Commitments and Contingencies

Commitments

Operating Lease

The Company leases office space and equipment under a non-cancelable operating lease that expires in 2018, with an option to extend the lease for an additional three-year period. In September 2017, the Company provided a Notice of Exercise to extend the lease for three years, starting July 1, 2018. The Company and the landlord will negotiate the fair market value of the three-year extension, subject to the terms of the lease. The Company expects to complete the negotiations by the first quarter of 2018 and cannot quantify the amount of financial obligation from exercising the option until negotiations are complete.

The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense was $0.8 million and $0.9 million, for the three months ended September 30, 2017 and 2016 and $2.6 million for each of the nine months ended September 30, 2017 and 2016, respectively.

Co-invest option

The Company provided notice to Amgen of its exercise of its option under the Amgen Agreement to fully co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan and the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities.

Quarterly co-investment payments are contingent on Amgen continuing the Phase 3 development program of omecamtiv mecarbil. As of September 30, 2017, future minimum payments due to Amgen were as follows (in thousands):

Remainder of 2017	$6,250
2018	18,750
Total	$25,000

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

Note 13 — Income Taxes

The Company did not record a provision for income tax for the three and nine months ended September 30, 2017 because the Company expects to report a net tax loss for the year ending December 31, 2017.

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

 Note 14 — Subsequent Event

On October 27, 2017, the Company entered into a Second Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank to amend the Loan Agreement entered into in October 2015. Per the terms of the Amended Loan Agreement, upon closing, the Company immediately drew $32.0 million and retired the Company’s existing debt outstanding of $30.0 million under the existing Loan Agreement, and approximately $0.5 million related to the accrued portion of the final payment fee under the Loan Agreement. Payments on the new outstanding loan balance of $32.0 million will be interest only through May 2019, followed by 41 months of equal monthly payments of interest and principal.

Under certain conditions related to the outcome of VITALITY-ALS, the Company may draw an additional $8.0 million. Under certain conditions related to Phase 2 data for CK-2127107 in SMA, the Company may draw an additional $10.0 million. The interest rate under the Amended Loan Agreement is the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate.

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

•

the results from the clinical trials, the nonclinical studies, and chemistry, manufacturing, and controls (“CMC”) activities of our drug candidates and other compounds, and the significance and utility of such results;

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

•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;
•	our ability to obtain additional financing on acceptable terms, if at all;
•	our receipt of funds and access to other resources under our current or future strategic alliances;
•	difficulties or delays in the development, testing, manufacturing, or commercialization of our drug candidates;
•	difficulties or delays, or slower than anticipated patient enrollment, in our or partners’ clinical trials;
•	difficulties or delays in the manufacture and supply of clinical trial or commercial materials;
•	failure by our contract research organizations, contract manufacturing organizations, and other vendors to properly fulfill their obligations or otherwise perform as expected;
•	results from nonclinical studies that may adversely impact the timing or the further development of our drug candidates and other compounds;
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

Our drug candidates currently in clinical development are tirasemtiv, CK-2127107, and omecamtiv mecarbil. Tirasemtiv is being evaluated for the potential treatment of ALS. CK-2127107 is being evaluated for the potential treatment of spinal muscle atrophy (“SMA”), ALS and chronic obstructive pulmonary disease (“COPD”) and for the potential use in other indications associated with muscle weakness (including frailty) under a strategic alliance with Astellas established in 2013 and expanded in 2014 and 2016. Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006.

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

Tirasemtiv: Clinical Development

VITALITY-ALS: VITALITY-ALS is a multi-national, randomized, double-blind, placebo-controlled trial that was originally designed to enroll 445 patients with possible, probable or definite ALS diagnosed within 24 months, and with a baseline vital capacity of > 70 % of predicted, based on age, sex, and height. Patients were eligible whether or not they were on riluzole therapy. The primary endpoint of the trial will assess change from baseline in slow vital capacity (“SVC”), a measure of the strength of the skeletal muscles responsible for breathing, to be assessed after 24 weeks of double-blind, placebo-controlled treatment. Secondary endpoints include change from baseline in the ALSFRS-R score of the three respiratory items of the ALSFRS-R (i.e., the sum of items 10, 11 and 12) at the end of 48 weeks of double-blind, placebo-controlled treatment; slope of mega-score of muscle strength during the 48 weeks of double-blind, placebo-controlled treatment; time to the first occurrence of a decline from baseline in percent predicted SVC ≥20 percentage points or the onset of respiratory insufficiency or death at the end of the 48 weeks of double-blind, placebo-controlled treatment; time to the first occurrence of a decline in SVC to ≤50% predicted or the onset of respiratory insufficiency or death at the end of the 48 weeks of double-blind, placebo-controlled treatment; change from baseline in the ALSFRS-R total score to the end of 48 weeks of the double-blind, placebo-controlled treatment; and time to the first use of mechanical ventilatory assistance or death during all 48 weeks of double-blind, placebo-controlled treatment.

Patients enrolled in VITALITY-ALS received two-weeks of open-label treatment with tirasemtiv administered at 250 mg/day and were randomized to double-blind treatment with placebo or one of three target tirasemtiv dose levels (250 mg/day, 375 mg/day, 500 mg/day) in a 3:2:2:2 ratio for a total of 48 weeks of randomized, double-blind, placebo-controlled treatment. Then in a four-week double-blind, withdrawal phase, patients on tirasemtiv are randomized either to continue the double-blind dose of tirasemtiv they were receiving or to be withdrawn to placebo in a 1:1 ratio. Patients who had been receiving placebo during the 48 weeks of double-blind, placebo-controlled treatment will continue to receive placebo. VITALITY-ALS is being conducted in 81 centers in 11 countries in North America and Europe and includes most of the sites which participated in our Phase 2b clinical trial of tirasemtiv, BENEFIT-ALS (Blinded Evaluation of Neuromuscular Effects and Functional Improvement with Tirasemtiv in ALS).

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

In August 2017, we completed dosing of patients in VITALITY-ALS. We expect results from VITALITY-ALS in Q4 2017.

We have a $1.5 million grant from The ALS Association (the “ALSA Grant”) to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. The grant provides funding for collaboration among Cytokinetics, The ALS Association and the Barrow Neurological Institute to enable plasma samples collected from patients enrolled in VITALITY-ALS to be added to The Northeastern ALS Consortium (NEALS) Repository, a resource for the academic research community to identify biomarkers that may help to assess disease progression and underlying disease mechanisms in ALS. To date, Cytokinetics has achieved two milestones under the ALSA Grant receiving $0.8 million in accordance with the ALSA Grant. We recorded $0.3 million during 2017 as grant revenue as qualified expenses were incurred and approved by management.

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

VIGOR-ALS: In October 2016, we initiated VIGOR-ALS (Ventilatory Investigations in Global Open-Label Research in ALS), an open-label extension clinical trial designed to assess the long-term safety and tolerability of tirasemtiv in patients with ALS who have completed their participation in VITALITY-ALS. VIGOR-ALS will provide supplemental data on the effects of the long-term use of tirasemtiv. We expect that VIGOR-ALS will continue throughout 2017.

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

In March 2017, we announced that we completed enrollment of Cohort 1 and the second cohort of the Phase 2 clinical trial was open to enrollment. We anticipate that the trial will complete enrollment in 2017 and we will report data in Q1 2018.

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

Presentations and Publications

In July 2017, we announced that data relating to patient baseline characteristics and the reasons for patient screen failure, both from the first cohort of the Phase 2 clinical trial of CK-2127107 in SMA, were presented at the Cure SMA 2017 Annual SMA Conference in Orlando, Florida.

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

The Company provided notice to Amgen of its exercise of its option under the Amgen Agreement to fully co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to

4% on increasing worldwide sales of omecamtiv mecarbil outside Japan. A joint commercial operating team comprising representatives of Cytokinetics and Amgen will then be responsible for the commercialization program of omecamtiv mecarbil.

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

In April 2016, we announced the start of a Phase 2 clinical trial of omecamtiv mecarbil in Japanese subjects with chronic heart failure and reduced ejection fraction. In August 2017, we announced that this trial met its pharmacokinetic primary endpoint and demonstrated statistically significant improvements in systolic ejection time, a secondary endpoint. In September 2017, we announced the first dosing of a patient in Japan in GALACTIC-HF for which Amgen has paid us a $10 million milestone payment.

Presentations and Publications

In September 2017, we announced that additional results from COSMIC-HF were presented in a Rapid Fire Abstracts Presentation at the 21st Annual Heart Failure Society of America Scientific Meeting in Dallas, Texas.

Ongoing Research in Cardiac Muscle Contractility.

Under the Amgen Agreement, we are continuing our joint research program with Amgen directed to next-generation compounds in our cardiac muscle contractility program in 2017.

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

•	delays or additional costs in manufacturing of our drug candidates for clinical trial use, including developing appropriate formulations of our drug candidates;
•	the uncertainty of clinical trial results, including variability in patient response;
•	the uncertainty of obtaining FDA or other foreign regulatory agency approval required for the clinical investigation of our drug candidates;
•	the uncertainty related to the development of commercial scale manufacturing processes and qualification of a commercial scale manufacturing facility;
•	the possibility that results from nonclinical studies may adversely impact the timing or further development of our drug candidates; and
•	possible delays in the characterization, formulation and manufacture, packaging, labeling and distribution of drug candidates and other compounds.

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

Results of Operations

Revenues

Total revenues for the three and nine months ended September 30, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016	(Decrease)	September 30, 2017	September 30, 2016	(Decrease)
Research and development, grant and other revenues, net	$5,862	$6,014	$(152)	$6,680	$14,313	$(7,633)
License revenues	318	53,033	(52,715)	6,706	58,956	(52,250)
Total revenues	$6,180	$59,047	$(52,867)	$13,386	$73,269	$(59,883)

Revenues for the three and nine months ended September 30, 2017 were $6.2 million and $13.4 million, respectively, compared to $59.0 million and $73.3 million for the corresponding periods in 2016. Revenues for the first nine months of 2017 included a $10.0 million milestone payment from Amgen as well as $8.8 million of research and development revenues and $6.7 million of license revenues from our collaboration with Astellas and $1.3 million of research and development revenues from our collaboration with Amgen. Revenues for the first nine months of 2017 were offset by $13.8 million (out of the total of $40 million) for payments to Amgen related to our option to co-fund the Phase 3 development program of omecamtiv mecarbil in exchange for an increased royalty upon potential commercialization. By exercising our option and fully co-funding $40.0 million, we become eligible to receive a total incremental royalty of up to 4% on worldwide sales of omecamtiv mecarbil outside of Japan and have the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities. License revenues for the three and nine months ended September 30, 2016 primarily consisted of the recognition of a $50.0 million upfront license fee received from Astellas under the 2016 Amendment.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016	Increase	September 30, 2017	September 30, 2016	Increase
Research and development expenses	$24,947	$17,865	$7,082	$64,045	$41,121	$22,924

Research and development expenses for the three and nine months ended September 30, 2017 increased to $24.9 million and $64.0 million, respectively, from $17.9 million and $41.1 million for the same periods in 2016, primarily due to increased clinical activity, including activity for VITALITY-ALS and other activities intended to support potential regulatory filings and registration of tirasemtiv in North America and Europe, increased CK-2127107 clinical trials activity, as well as increased personnel.

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016	Increase	September 30, 2017	September 30, 2016	Increase
Cardiac muscle contractility	$2,541	$1,844	$697	$7,256	$5,947	$1,309
Skeletal muscle contractility	21,412	15,532	5,880	53,856	33,148	20,708
All other research programs	994	489	505	2,933	2,026	907
Total research and development expenses	$24,947	$17,865	$7,082	$64,045	$41,121	$22,924

From a program perspective, the increase in research and development expenses for the three and nine months ended September 30, 2017, compared to the same periods in 2016 was primarily due to increased activity for our skeletal muscle contractility program.

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

We expect our research and development expenditures to continue to increase in 2017 compared to 2016. We expect to continue the Phase 3 clinical development of our drug candidate tirasemtiv for the potential treatment of ALS. Under our strategic alliance with Astellas, we expect to continue development of our drug candidate CK-2127107 for the potential treatment of SMA, ALS and potentially other diseases and medical conditions associated with muscle weakness or wasting. Under our strategic alliance with Amgen, we expect to continue the Phase 3 development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016	Increase	September 30, 2017	September 30, 2016	Increase
General and Administrative expenses	$9,657	$7,217	$2,440	$26,210	$21,149	$5,061

General and administrative expenses for the three and nine months ended September 30, 2017 increased to $9.7 million and $26.2 million from $7.2 million and $21.1 million for the same periods in 2016 primarily due to increased personnel, non-cash stock compensation expense and increased commercial readiness activities. We expect that general and administrative expenses in 2017 will increase significantly compared to 2016, mainly due to increased headcount.

Interest Expense

Interest expenses for the three and nine months ended September 30, 2017 and 2016, respectively, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2017	September 30, 2016	Increase	September 30, 2017	September 30, 2016	Increase
Interest expense	$806	$714	$92	$2,346	$1,985	$361
Non-cash interest expense on liability related to sale of future royalties	$3,906	$-	$3,906	$9,918	$-	$9,918

Interest expense for the three and nine months ended September 30, 2017 primarily consisted of interest expense related to our Long-term debt.

Non-cash interest expense related to Liability related to sale of future royalties. We anticipate that non-cash interest expenses in 2017 will increase significantly in the future mainly due to accretion of the liability related to the sale of future royalties.

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

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities and a summary of our borrowings and working capital is summarized as follows:

	As of September 30,		Increase (Decrease)
	2017	2016	2017
Financial assets:
Cash and cash equivalents	$116,320	$30,300	$86,020
Short-term investments	191,247	48,309	142,938
Long-term investments	583	7,737	(7,154)
Total cash, cash equivalents and marketable securities	$308,150	$86,346	$221,804
Borrowings:
Current portions of long-term debt	$9,829	—	$9,829
Long-term debt	20,471	29,742	(9,271)
Total borrowings	$30,300	$29,742	$558
Liability related to the sale of future royalties, net	$100,575	$-	$100,575
Working capital:
Current assets	$321,987	$148,184	$173,803
Current liabilities	42,357	27,859	14,498
Total working capital	$279,630	$120,325	$159,305

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

In February 2017, we entered into a Royalty Purchase Agreement (“Royalty Agreement”) with RPI Finance Trust (“RPI”), an entity related to Royalty Pharma. Under the Royalty Agreement, we sold a portion of our right to receive royalties on future net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million. In addition, RPI purchased $10.0 million of our common stock pursuant to a concurrently executed Common Stock Purchase Agreement with RPI. See Note 9 - Liability related to sale of future royalties of the Notes to the Condensed Consolidated Financial Statements for further details.

Net cash used in operating activities was $77.7 million in the nine months ended September 30, 2017 and was largely due to ongoing research and development activities and general and administrative spend to support those activities. Net loss for the nine months ended September 30, 2017 of $87.3 million included non-cash stock based compensation of $6.6 million and non-cash interest expense related to sale of future royalties of $10.0 million. The significant item in the change in operating assets and liabilities included increases in accounts receivable of $10.0 million. Net cash used in operating activities was $40.8 million for the nine months ended September 30, 2016. Net income of $9.3 million for the nine months ended September 30, 2016 included non-cash stock based compensation of $5.3 million.

Net cash used in investing activities of $96.6 million in the nine months ended September 30, 2017 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments by $94.5 million and purchases of equipment of $2.1 million. Net cash used in investing activities was $10.1 million for the nine months ended September 30, 2016 was primarily due to purchases of investments, exceeding proceeds from the maturity of investments, by $9.4 million.

Net cash provided by financing activities was $223.7 million in the nine months ended September 30, 2017 was primarily due to net proceeds from a secondary offering of $82.4 million, net proceeds from the liability related to sales of future royalties of $90.6 million, net proceeds pursuant to the Committed Equity Offering (“CE Offering”) of $29.9 million, net proceeds from the issuance of common stock to RPI of $7.6 million, and proceeds from common stock issuances from warrant exercises of

$12.1 million. Net cash provided by financing activities was $16.2 million for the first nine months of 2016 and primarily consisted of net proceeds received of $15.0 million from long-term debt.

In December 2016, we filed a registration statement on Form S-3 with the SEC, which was declared effective in January 2017 (the “January 2017 Shelf”). The January 2017 Shelf registered up to $200.0 million of our common stock and preferred stock, and/or warrants to purchase any of such securities. The specific terms of any offering pursuant to the January 2017 Shelf will be established at the time of such offering. During the nine months ended September 30, 2017, we used $86.2 million of the January 2017 Shelf in a public offering of our common stock and as of September 30, 2017, we have $113.8 million of the January 2017 Shelf available.

Our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due by Period
	Remainder of 2017	2018-2019	2020-2021	Beyond	Total
Liability related to sale of future royalties (1)	$—	$—	$—	$102,218	$102,218
Long-term debt	$2,500	$20,000	$7,500	$—	$30,000
Interest obligation on long-term debt	$560	$2,725	$1,438	$—	$4,723
Operating lease obligations (2)	$921	$1,860	$—	$—	$2,781
Co-investment option (3)	$6,250	$18,750	$—	$—	$25,000
Total obligations	$10,231	$43,335	$8,938	$102,218	$164,722

(1)

Liability related to sale of future royalties represents the carrying value at the latest balance sheet date of payments we would make to RPI under the Royalty Agreement, based on estimated future sales of omecamtiv mecarbil. Actual payments may be significantly higher or lower based on actual future sales of omecamtiv mecarbil, assuming omecamtiv mecarbil is approved and commercialized. For further discussion regarding the liability related to the sale of future royalties, see Note 9 – Liability Related to Sale of Future Royalties of the Notes to the Condensed Consolidated Financial Statements.

(2)

Our long-term commitment under operating lease relates to payments under our facility lease in South San Francisco, California, which expires in 2018.  In September 2017, the Company provided a Notice of Exercise to extend the lease for three years, starting July 1, 2018. The Company and the landlord will negotiate the fair market value of the three-year extension, subject to the terms of the lease.

(3)

Co-investment option relates to our co-investment in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement. For further discussion, see Note 4 - Research and Development Arrangements of the Notes to the Condensed Consolidated Financial Statements.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development and commercial readiness activities. Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•

the initiation, progress, timing, scope and completion of preclinical research, nonclinical development, chemistry, manufacturing, and controls (CMC), and clinical trials for our drug candidates and other compounds;

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

We have incurred an accumulated deficit of $605.6 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from various sources, including but not limited to strategic collaborations, additional sales of equity securities, grants and debt financings. Potential future sources of cash from our strategic alliances and related agreements from option and other fees, milestone payments and royalties are uncertain. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

We have a loan and security agreement with Oxford Finance LLC and Silicon Valley Bank. All of our current and future assets, except for intellectual property, are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement.

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

Furthermore, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, endpoints, safety, efficacy or pharmacokinetic parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. For example, we believe that effects on respiratory function, including slow vital capacity (SVC), may be appropriate as a clinical endpoint for tirasemtiv; however, regulatory authorities may not accept these effects as a clinical endpoint to support registration of tirasemtiv for the treatment of ALS. Clinical trials of our drug candidates are designed based on guidance or advice from regulatory agencies, which is subject to change during the development of the drug candidate at any time. Such a change in a regulatory agency’s guidance or advice may cause that agency to deem results from trials to be insufficient to support approval of the drug candidate and require further clinical trials of that drug candidate to be conducted. In addition, individual patient responses to the dose administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety, efficacy or pharmacokinetic parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Nonclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

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

•	inability or unwillingness of investigators or their staffs to follow clinical protocols;

•	failure by our clinical research organizations, clinical manufacturing organizations and other third parties supporting our or our partners’ clinical trials to fulfill their obligations;
•	inability to monitor patients adequately during or after treatment;
•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our drug candidates or their clinical trial endpoints obsolete; and
•	results from nonclinical studies that may adversely impact the timing or further development of our drug candidates.

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

We have discovered and are currently developing drug candidates that have what we believe are novel mechanisms of action and intend to continue to do so . Because no currently approved drugs appear to operate via the same biochemical mechanisms as our compounds, we cannot be certain that our drug candidates will result in commercially viable drugs that safely and effectively treat the indications for which we intend to develop them. The results we have seen for our compounds in preclinical models may not translate into similar results in humans, and results of early clinical trials in humans may not be predictive of the results of larger clinical trials that may later be conducted with our drug candidates. Even if we are successful in developing and receiving regulatory approval for a drug candidate for the treatment of a particular disease, we cannot be certain that it will be accepted by prescribers or be reimbursed by insurers or that we will also be able to develop and receive regulatory approval for that or other drug candidates for the treatment of other diseases. If we or our partners are unable to successfully develop and commercialize our drug candidates, our business will be materially harmed.

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

If CK-2127107 is approved by the FDA or other regulatory authorities for the treatment of SMA, potential competitors include, but are not limited to, Roche (in collaboration with PTC Therapeutics and Trophos SA), AveXis, Inc., and Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.). Drugs that could compete with CK-2127107 could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If CK-2127107 is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include, but are not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Acceleron Pharma, Stealth Biotherapeutics, and Novartis (in collaboration with Morphosys AG). In addition, in December 2016, the FDA approved SPINRAZA® (nusinersen), a survival motor neuron-2 (SMN2)-directed antisense oligonucleotide indicated for the treatment of SMA in pediatric and adult patients. SPINRAZA is the first FDA approved drug for the treatment of SMA. Biogen Inc. licensed the global rights to develop, manufacture and commercialize SPINRAZA from Ionis Pharmaceuticals, Inc.

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

Orphan medicinal product status in the European Union can provide up to 10 years of marketing exclusivity, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in the European Union. Although we may have drug candidates that may obtain orphan drug exclusivity in Europe, the orphan approval and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or approval criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. For example, our management concluded that our internal controls over financial reporting were not effective as of September 30, 2016, because a material weakness existed in our internal control over financial reporting related to research and development expenses associated with the review of clinical trial expenses incurred under our clinical research organization trial agreements, including in part, our review of information received from third party service providers that is used in the operation of this control. Even though we remediated this material weakness as of December 31, 2016, if other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we would receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline. In addition, because we concluded that our internal control over financial reporting were not effective as of September 30, 2016, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, or if our independent registered public accounting firm is unable to express an opinion or expresses an adverse opinion on the effectiveness of our internal controls in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

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

Even if one or more of our drug candidates is approved for sale, the commercial success of our drugs in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for our drugs by the medical profession for use by their patients, which is highly uncertain. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, they may not cover or provide adequate payment for our drugs. They may not view our drugs as cost-effective and reimbursement may not be available to consumers or may be insufficient to allow our drugs to be marketed on a competitive basis. If we are unable to obtain adequate coverage and reimbursement for our drugs, our ability to generate revenue will be adversely affected. Likewise, current and future legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of coverage and reimbursement for our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for any of our drug candidates that are approved could cause our potential future revenues to decline. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the Affordable Care Act. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of the Congress has put forth multiple bills this year designed to repeal or repeal and replace portions of the Affordable Care Act. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the Affordable Care Act.

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

All of our facilities and our important documents and records, such as hard and electronic copies of our laboratory books and records for our drug candidates and compounds and our electronic business records, are located in our corporate headquarters at a single location in South San Francisco, California near active earthquake zones. If a natural disaster, such as an earthquake, fire or flood, a catastrophic event such as a disease pandemic or terrorist attack, or a localized extended outage of critical utilities or transportation systems occurs, we could experience a significant business interruption. Our partners and other third parties on which we rely may also be subject to business interruptions from such events. In addition, California from time to time has experienced shortages of water, electric power and natural gas. Future shortages and conservation measures could disrupt our operations and cause expense, thus adversely affecting our business and financial results.

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

As of October 27, 2017, our executive officers, directors and their affiliates beneficially owned or controlled approximately [9.3%] of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our stockholders will experience substantial additional dilution if outstanding equity awardss are exercised for common stock.

The exercise of a substantial number of outstanding equity awards for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

10.1	Amended and Restated 2004 Equity Incentive Plan					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Dated: November 3, 2017	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching Jaw
Ching Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Peter S. Roddy
Peter S. Roddy
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)