Form 10-K
period 2017-12-31
CYTOKINETICS INC
filed 2018-03-05
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $630.8 million, computed by reference to the last sales price of $12.10 as reported by the NASDAQ Market as of June 30, 2017. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares of common stock held by non-affiliates excluded 452,562 shares of common stock held by directors, officers and affiliates of directors. The number of shares owned by affiliates of directors was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 23, 2018 was 54,008,113 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

Year Ended December 31, 2017

PART I

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2018;
•	the sufficiency of existing resources to fund our operations for at least the next 12 months;
•	our capital requirements and needs for additional financing;
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

•	anticipated interactions with regulatory authorities;
•	the suspended development of tirasemtiv for the potential treatment of amyotrophic lateral sclerosis (“ALS”);
•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;
•	the advancement of omecamtiv mecarbil in Phase 3 clinical development;
•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;
•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;
•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;
•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•	our plans or ability to commercialize drugs, with or without a partner, including our intention to develop sales and marketing capabilities;
•	the focus, scope and size of our research and development activities and programs;
•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;
•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;
•	future payments and other obligations under loan and lease agreements;
•	potential competitors and competitive products;
•	retaining key personnel and recruiting additional key personnel; and
•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and related compounds, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and related compounds;

•

Astellas’ decisions with respect to the timing, design and conduct of research and development activities for CK-2127107 (now referred to by the generic name, reldesemtiv) and other skeletal muscle activators, including decisions to postpone or discontinue research or development activities relating to reldesemtiv and other skeletal muscle activators, as well as Astellas’ decisions with respect to its option to enter into a global collaboration for the development and commercialization of tirasemtiv;

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

Overview

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a late-stage biopharmaceutical company focused on the discovery and development of first-in-class muscle activators as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of cardiac muscle or skeletal muscle. We are also conducting earlier-stage research directed to other compounds with the potential to modulate muscle contractility and other muscle functions.

Our drug candidates currently in clinical development are omecamtiv mecarbil, a novel cardiac myosin activator, and reldesemtiv, a next-generation fast skeletal muscle troponin activator (“FSTA”) with orphan drug designation from FDA for the potential treatment of spinal muscular atrophy (“SMA”). In November 2017, we announced that VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS), the international Phase 3 clinical trial of our first-generation FSTA, tirasemtiv, in patients with ALS, did not meet its primary endpoint or secondary endpoints and that we decided to suspend development of tirasemtiv. We believe that VITALITY-ALS demonstrated pharmacologic activity for the mechanism of action and that limitations of tirasemtiv may be addressed with our next-generation FSTA, reldesemtiv.

Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006 to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil, for the potential treatment of heart failure (the “Amgen Agreement”). Amgen, in collaboration with Cytokinetics, is conducting GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil in heart failure. Cytokinetics and Amgen are also planning a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance, a trial to be conducted by Cytokinetics.

Reldesemtiv is structurally distinct from tirasemtiv and selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Cytokinetics and Astellas are developing reldesemtiv under the Amended and Restated License and Collaboration Agreement dated December 22, 2014, as further amended in 2016 and 2017 (the “Astellas Agreement”). Astellas holds an exclusive license to develop and commercialize reldesemtiv worldwide, subject to our development and commercialization participation rights. We conducted five Phase 1 clinical trials of reldesemtiv. In collaboration with Astellas, we are conducting two Phase 2 clinical trials of reldesemtiv, one in patients with spinal muscular atrophy (“SMA”) and one in patients with amyotrophic lateral sclerosis (“ALS”), called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). Astellas, in collaboration with Cytokinetics, is conducting a Phase 2 clinical trial of reldesemtiv in patients with chronic obstructive pulmonary disease (“COPD”) and a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility. We and Astellas are continuing to conduct a joint research program through 2019 focused on next-generation skeletal muscle activators. In 2016, we granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv (the “Option on Tirasemtiv”).

All of our drug candidates have demonstrated evidence of potentially clinically relevant pharmacodynamic activity in humans. We expect to continue to focus on translating the observed pharmacodynamic activity of these compounds into potentially meaningful clinical benefits for patients. All of our drug candidates have arisen from our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. Each of our drug candidates has a novel mechanism of action compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a productive area for drug discovery and development. We intend to leverage our experience in muscle contractility in order to expand our current pipeline, and expect to identify additional potential drug candidates that may be suitable for clinical development.

As we mark our 20th anniversary, our research continues to drive innovation and leadership in muscle biology, evidenced by three novel mechanistic compounds that have recently advanced in development: a next-generation cardiac muscle activator under our collaboration with Amgen, a next-generation skeletal muscle activator under our collaboration with Astellas, and an unpartnered cardiac sarcomere-directed compound. We and Astellas have recently agreed to extend our joint research program through 2019 while our scientists continue independent research activities directed to our other muscle biology programs.

Corporate Strategy

We are a late-stage biopharmaceutical company focused on discovering, developing and commercializing first-in-class muscle activators as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. As a leader in muscle biology and the mechanics of muscle performance, we are developing small molecule drug candidates specifically engineered to increase muscle function and contractility. Our goal is to discover, develop and commercialize novel drug products that modulate muscle function that may benefit people living with serious diseases or medical conditions, with the intent of establishing a fully-integrated biopharmaceutical company.

The key components of our Corporate Strategy, “Vision 2020: Empowering Our Future,” are:

•

Progress proprietary research programs focused on muscle into development under new collaborations.    We believe that our extensive understanding of muscle biology and our proprietary research technologies should enable us to discover and potentially to develop drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs and which may have application across a broad array of diseases and medical conditions. We expect that we may be able to leverage our expertise in muscle contractility to expand programs related to other areas of muscle function and which may extend to the potential treatment of other serious medical diseases and conditions under new collaborations. Progressing related programs in parallel may afford us an opportunity to build a broader business that could benefit from multiple products that serve related clinical and commercial needs associated with impaired muscle function, muscle weakness and fatigue. In addition, this strategy may enable us to diversify certain technical, financial and operating risks by advancing several drug candidates in parallel.

•

Advance next-generation skeletal and cardiac muscle activator compounds into clinical development by leveraging existing research collaborations.    We take a purpose-driven approach by leveraging our extensive muscle biology expertise to engineer compounds with specific characteristics aimed at treating diseases that impact muscle function. By increasing muscle strength and performance, our drug candidates may preserve and extend independence and self-reliance in people suffering from debilitating diseases. We have established select strategic alliances to support our drug development programs while preserving significant development and commercialization rights. We believe that such alliances may allow us to obtain financial support and to capitalize on the therapeutic area expertise and resources of our partners that can potentially accelerate the development and commercialization of our drug candidates. Where we deem appropriate, we plan to retain certain rights to participate in the development and commercialization of drug candidates arising from our programs and alliances, so that we can expand and capitalize on our own internal development capabilities and build our commercialization capabilities.

•

Conduct late-stage clinical development of novel, first-in-class muscle activators for the potential treatment of ALS, SMA, heart failure and other diseases impacting muscle function.    Our portfolio consists of products that are in mid to late stage clinical development in three therapeutic areas, namely ALS, SMA, heart failure and other diseases impacting muscle function. We believe that by focusing on these disease areas characterized by well-organized physician-investigator groups, significant unmet clinical needs, and strong patient and disease advocacy, we may enhance our effectiveness in enrolling and conducting clinical trials to answer important questions about the dosing, tolerability, pharmacokinetics and pharmacodynamics as well as the potential safety and efficacy of our drug candidates. We believe that our considered clinical trial designs and well-executed development programs can improve our ability to realize value from our and our partners’ clinical development activities. As we advance our drug candidates into later-stage clinical development, we extensively evaluate previous clinical trial designs and results to assess key learnings that may be applied to our late-stage clinical development activities. We believe this may result in more successful later-stage clinical development activities that may increase the likelihood of developing effective therapies that can address the needs of people living with these devastating diseases.

•

Collaborate with patient communities to support the urgent development of new medicines for diseases of impaired muscle function with pressing unmet medical needs.    Central to our corporate strategy are the people living with a disease or medical condition characterized by impaired muscle function. We focus our development and commercialization activities on diseases that lack effective therapies and, in some cases, those with no approved medicines. We recognize that by applying our extensive knowledge of muscle biology towards the development of novel therapies for the people living with these diseases, we aim to improve lives of not only patients but also their caregivers and families. We collaborate with these individuals and their communities to ensure our potential drugs address their urgent needs and that we understand and appreciate the issues associated with these diseases and conditions. We work collaboratively with entities, such as patient advocacy groups, that focus on policies, guidelines and practices to accelerate development and commercialization of novel therapies, when possible and appropriate, and on ensuring that the voice of their constituencies are heard.

•

Mature our company’s operations to enable development, registration and commercialization of muscle biology drug candidates across North America and Europe.    With a focus on disease areas for which there are serious unmet medical needs, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as hospital specialists and disease-specific centers of excellence, which may be addressed by smaller, targeted sales forces. In preparing for the potential commercialization of our drug candidates directed to these markets, we are focusing our activities on a broad range of issues facing patients and payors, including the principal drivers of clinical and economic burdens associated with these diseases. We also focus on opportunities that the multiple constituencies and stakeholders for these markets may recognize as creating value. Accordingly, targeting unmet medical needs in these areas may provide us competitive opportunities and support development of a franchise in diseases involving muscle weakness, wasting and fatigue. In these markets, we believe that a company with limited resources may be able to compete effectively against larger, more established companies with greater financial and commercial resources. For these opportunities, we intend to develop clinical development and sales and marketing capabilities in North America and Europe with the goal of becoming a fully-integrated biopharmaceutical company.

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

Small molecules that affect muscle contractility may have several applications for a variety of serious diseases and medical conditions. For example, heart failure is a disease often characterized by impaired cardiac muscle contractility which may be treated by modulating the contractility of cardiac muscle. Similarly, certain diseases and medical conditions associated with muscle weakness may be amenable to treatment by enhancing the contractility of skeletal muscle. Because the modulation of the contractility of different types of muscle, such as cardiac and skeletal muscle, may be relevant to multiple diseases or medical conditions, we believe we can leverage our expertise in these areas to more efficiently discover and develop potential drug candidates that modulate the applicable muscle type for multiple indications.

We segment our research and development activities related to muscle contractility by our cardiac muscle contractility program and our skeletal muscle contractility program.  We also conduct research and development on novel treatments for disorders involving muscle function beyond muscle contractility.

Our research and development expenses were $90.3 million, $59.9 million and $46.4 million for 2017, 2016 and 2015, respectively.

Cardiac Muscle Contractility Program

Our cardiac muscle contractility program is focused on the cardiac sarcomere, the basic unit of muscle contraction in the heart. The cardiac sarcomere is a highly ordered cytoskeletal structure composed of cardiac myosin, actin and a set of regulatory proteins. Cardiac myosin is the cytoskeletal motor protein in the cardiac muscle cell. It is directly responsible for converting chemical energy into the mechanical force, resulting in cardiac muscle contraction. This program is based on the hypothesis that activators of cardiac myosin may address certain adverse properties of existing positive inotropic agents. Current positive inotropic agents, such as beta-adrenergic receptor agonists or inhibitors of phosphodiesterase activity, increase the concentration of intracellular calcium, thereby increasing cardiac sarcomere contractility. The effect on calcium levels, however, also has been linked to potentially life-threatening side effects. In contrast, our novel cardiac myosin activators work by a mechanism that directly stimulates the activity of the cardiac myosin motor protein, without increasing the intracellular calcium concentration. They accelerate the rate-limiting step of the myosin enzymatic cycle and shift it in favor of the force-producing state. Rather than increasing the velocity of cardiac contraction, this mechanism instead lengthens the systolic ejection time, which results in increased cardiac function in a potentially more oxygen-efficient manner.

Omecamtiv mecarbil

Our lead drug candidate from our cardiac contractility program is omecamtiv mecarbil, a novel cardiac myosin activator. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both for use in the hospital setting and for use in the outpatient setting. Omecamtiv mecarbil is the subject of a Phase 3 development program under our strategic alliance with Amgen.

Amgen Strategic Alliance

Our strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil, for the potential treatment of heart failure is governed by the Amgen Agreement. Amgen has exclusive, worldwide rights to develop and commercialize omecamtiv mecarbil and related compounds subject to our specified development and commercial participation rights. Amgen has also entered an alliance with Servier Laboratoires (“Servier”) for exclusive commercialization rights in Europe as well as the Commonwealth of Independent States, including Russia. Servier contributes funding for development and provides strategic support to the program.

Under the Amgen Agreement we are eligible for potential additional pre-commercialization and commercialization milestone payments of over $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement. The Amgen Agreement also provides for us to receive increased royalties by co-funding the Phase 3 development program for omecamtiv mecarbil and other drug candidates under the collaboration.

We have exercised our option under the Amgen Agreement to fully co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan and the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities. A joint commercial operating team comprising representatives of Cytokinetics and Amgen will then be responsible for the day-to-day management of the commercialization program of omecamtiv mecarbil.

Amgen generally has discretion to elect whether to pursue or abandon the development of omecamtiv mecarbil and may terminate our strategic alliance for any reason upon six months’ prior notice. With our consent, Amgen granted Servier an option to commercialize omecamtiv mecarbil in Europe and the CIS, including Russia, which Servier decided to exercise. In August 2016, we entered into a letter agreement with Amgen and Servier, which provides that if Amgen’s rights to omecamtiv mecarbil are terminated with respect to the territory subject to Servier’s sublicense, the sublicensed rights previously granted by Amgen to Servier with respect to omecamtiv mecarbil, will remain in effect and become a direct license or sublicense of such rights by us to Servier, on substantially the same terms as those in the Option, License and Collaboration Agreement between Amgen and Servier.

Omecamtiv Mecarbil: Clinical Development

GALACTIC-HF: GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure) is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen, in collaboration with Cytokinetics. Coincident with the start of the trial, Amgen made a $26.7 million milestone payment to Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF is being conducted under a Special Protocol Assessment (“SPA”) with the U.S. FDA. GALACTIC-HF is planned to enroll approximately 8,000 symptomatic chronic heart failure patients in over 900 sites in 35 countries who are either currently hospitalized for a primary reason of heart failure or have had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. In order to be eligible to participate in GALACTIC-HF patients should have an LVEF ≤ 35%, be NYHA class II to IV, and have an elevated BNP or NT-proBNP. Patients will be randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, which is defined as either a hospitalization for heart failure or other urgent treatment for worsening heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score; time to first heart failure hospitalization; and all-cause death.

Cytokinetics and Amgen are planning a second Phase 3 trial of omecamtiv mecarbil which is intended to evaluate its potential to increase exercise performance in patients with heart failure.

In April 2016, we announced the start of a Phase 2 clinical trial of omecamtiv mecarbil in Japanese subjects with chronic heart failure and reduced ejection fraction. In August 2017, we announced that this trial met its pharmacokinetic primary endpoint and demonstrated statistically significant improvements in systolic ejection time, a secondary endpoint. In September 2017, we announced the first dosing of a patient in Japan in GALACTIC-HF for which Amgen has paid us a $10.0 million milestone payment.

Omecamtiv Mecarbil: Heart Failure Commercial Market

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

Ongoing Research in Cardiac Muscle Contractility

In January 2018, we announced that, under our strategic alliance with Amgen, a next-generation cardiac muscle activator was nominated as a development candidate by the Joint Research Committee. This milestone triggered a $1 million payment from Amgen to Cytokinetics.

Skeletal Muscle Contractility Program

Our skeletal muscle contractility program is focused on the activation of the skeletal sarcomere, the basic unit of skeletal muscle contraction. The skeletal sarcomere is a highly ordered cytoskeletal structure composed of skeletal muscle myosin, actin, and a set of regulatory proteins, which include the troponins and tropomyosin. This program leverages our expertise developed in our ongoing discovery and development of cardiac sarcomere activators, including the cardiac myosin activator, omecamtiv mecarbil.

We believe that our skeletal sarcomere activators may lead to new therapeutic options for diseases and medical conditions associated with aging, muscle weakness and wasting and neuromuscular dysfunction. The clinical effects of muscle weakness and wasting, fatigue and loss of mobility can range from decreased quality of life to, in some instances, life-threatening complications. By directly improving skeletal muscle function, a small molecule activator of the skeletal sarcomere potentially could enhance functional performance and quality of life in patients suffering from diseases or medical conditions associated with skeletal muscle weakness or wasting, such as ALS, SMA, COPD or sarcopenia (general frailty associated with aging).

Reldesemtiv

CK-2127107 is our next-generation FSTA. It is structurally distinct from tirasemtiv and selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. CK-2127107 has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. The FDA has granted CK-2127107 orphan drug designation for the potential treatment of SMA. We recently gained approval for use of reldesemtiv as the International Nonproprietary Name from the World Health Organization and the United States Adopted Name Council and now refer to CK-2127107 by this generic name.

Astellas Strategic Alliance

Our strategic alliance with Astellas to advance novel therapies for diseases and medical conditions associated with muscle impairment and weakness is governed by the Astellas Agreement. We initially exclusively licensed to Astellas rights to co-develop and potentially co-commercialize reldesemtiv in non-neuromuscular indications. Subsequently, we and Astellas expanded the strategic alliance to include certain neuromuscular indications, including SMA, and to advance reldesemtiv into Phase 2 clinical development, initially in SMA. In 2016, we and Astellas further expanded the strategic alliance to include the development of reldesemtiv for the potential treatment of ALS, as well as the possible development in ALS of other FSTAs previously licensed by us to Astellas, and granted Astellas an option for a global collaboration for the development and commercialization of tirasemtiv (the “Option on Tirasemtiv”).

The strategic alliance with Astellas includes a joint research program focused on the discovery of additional next-generation skeletal muscle activators, including sponsored research at Cytokinetics. This research program has been extended through 2019.

We have options to conduct early-stage development for certain agreed indications at our initial expense, subject to reimbursement if development continues under the strategic alliance; to co-promote collaboration products containing FSTAs for neuromuscular indications in the U.S., Canada and Europe; and to co-promote other collaboration products in the U.S. and Canada. Astellas will reimburse us for certain expenses associated with our co-promotion activities.

Astellas is primarily responsible for the development of reldesemtiv in ALS, but we conduct FORTITUDE-ALS and will share in the operational responsibility for later clinical trials. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of reldesemtiv and other fast skeletal troponin activators in ALS. We and Astellas share equally the costs of developing reldesemtiv in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of reldesemtiv in ALS subject to a right to recoup our share of such costs plus a 100% premium by reducing future milestone and royalty payments to us and (ii) we may defer (but not eliminate) a portion of our co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. We have the right to co-fund our share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas. Cytokinetics will also receive additional development funding which includes Astellas’ funding of our conduct of the Phase 2 clinical development of reldesemtiv in ALS.

Based on the achievement of pre-specified criteria, we may receive over $600.0 million in milestone payments relating to the development and commercial launch of collaboration products, including up to $112.0 million (of which we have received $17.0 million) relating to early development of reldesemtiv and for later-stage development and commercial launch milestones for reldesemtiv in non-neuromuscular indications, and over $100.0 million in development and commercial launch milestones for reldesemtiv in each of SMA and other neuromuscular indications. We may also receive up to $200.0 million in payments for achievement of pre-specified sales milestones related to net sales of all collaboration products.

If Astellas commercializes any collaboration products, we will also receive royalties on sales of such collaboration products, including royalties ranging from the high single digits to the high teens on sales of products containing reldesemtiv. We can co-fund certain development costs for reldesemtiv and other compounds in exchange for increased milestone payments and royalties; such royalties may increase under certain scenarios to exceed twenty percent. In addition to the foregoing development, commercial launch and sales milestones, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

Astellas generally has discretion to elect whether to pursue or abandon the development of reldesemtiv. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months’ prior notice at any time following expiration of the strategic alliance’s research term, which will expire December 31, 2019.

Astellas’ Option on Tirasemtiv:  If Astellas were to exercise the Option on Tirasemtiv, we would grant Astellas an exclusive license to develop and commercialize tirasemtiv outside our commercialization territory of North America, Europe and other select countries under a license and collaboration agreement for tirasemtiv and each party would then be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory. Should Astellas exercise this option, we would receive an option exercise payment ranging from $25.0 million to $80.0 million and a milestone payment of $30.0 million from Astellas associated with the initiation of the open-label extension trial for tirasemtiv, VIGOR-ALS (Ventilatory Investigations in Global Open-Label Research in ALS). If Astellas were to exercise the option after the defined review period following receipt of data from VITALITY-ALS, Astellas would reimburse us for a share of any additional costs incurred after such review period. In addition, the parties will share the future development costs of tirasemtiv in North America, Europe and certain other countries (with Cytokinetics bearing 75% of such shared costs and Astellas bearing 25% of such costs), and Astellas would be solely responsible for the development costs of tirasemtiv specific to its commercialization territory. Contingent upon the successful development of tirasemtiv, we may receive from Astellas milestone payments up to $100.0 million for the initial indication and up to $50.0 million for each subsequent indication. If tirasemtiv is were to be commercialized, Astellas would pay us royalties (at rates ranging from the mid-teens to twenty percent) on sales of tirasemtiv in Astellas’ territory, and we would pay Astellas royalties (at rates up to the mid-teens) on sales of tirasemtiv in our territory, in each case subject to various possible adjustments.

Reldesemtiv: Clinical Development

SMA: We, in collaboration with Astellas, are conducting a Phase 2 double-blind, randomized, placebo-controlled clinical trial of reldesemtiv in patients with SMA designed to assess effects of reldesemtiv on multiple measures of muscle function in both ambulatory and non-ambulatory patients with SMA. The primary objective of this clinical trial is to determine the potential pharmacodynamic effects of a suspension formulation of reldesemtiv following multiple oral doses in patients with Type II, Type III, or Type IV SMA.

Secondary objectives are to evaluate the safety, tolerability and pharmacokinetics of reldesemtiv. Our objective was to enroll seventy-two patients in two sequential, ascending dose cohorts (two cohorts of 36 patients each, stratified approximately half ambulatory and half non-ambulatory).

The first cohort of patients, which completed enrollment in March 2017, received 150 mg of reldesemtiv dosed twice daily for eight weeks. The second cohort of patients receives 450 mg of reldesemtiv dosed twice daily. Multiple assessments of skeletal muscle function and fatigability will be performed including respiratory assessments, upper limb strength and functionality for non-ambulatory patients, as well as six-minute walk and timed-up-and-go for ambulatory patients. Based on a blinded analysis of variability for the change from baseline of several of our efficacy measures, the clinical trial appears to have sufficient statistical power to detect differences versus placebo in the efficacy endpoints that are less than that which represents generally accepted “clinically meaningful” differences. Therefore, in consultation with Astellas we have elected to conclude enrollment in the first quarter of 2018 and expect results from this trial in the second quarter of 2018.

COPD: Astellas, in collaboration with Cytokinetics, is conducting a Phase 2 randomized, double-blind, placebo controlled, two period crossover clinical trial of reldesemtiv in patients with COPD designed to assess the effect of reldesemtiv on physical function in patients with COPD. The trial is expected to enroll approximately 40 patients in the United States and is designed to assess the effect of reldesemtiv compared to placebo on exercise tolerance. Additionally, the trial will assess the cardiopulmonary and neuromuscular effect of reldesemtiv relative to placebo and the effect of reldesemtiv on resting spirometry relative to placebo. The safety, tolerability and pharmacokinetics of reldesemtiv also will be assessed. We expect results from a Phase 2 clinical trial of reldesemtiv in patients with COPD in the second half of 2018.

Frailty: In June 2017, Astellas, in collaboration with Cytokinetics, started a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility. This trial is expected to enroll at least 60 elderly adults with limited mobility. Patients will be randomized to one of two treatment sequences in a 1:1 ratio to receive both reldesemtiv and placebo over two 14-day treatment periods, separated by a 14-day washout period. During treatment periods, patients will receive 500 mg of reldesemtiv or placebo twice daily, except on days 1 and 14, when they receive 500 mg of reldesemtiv once daily. The total study duration including the screening period and follow-up visit will be approximately 12 weeks for each patient. The trial is designed to assess the effect of reldesemtiv on skeletal muscle fatigue assessed as change from baseline versus 14 days of treatment in sum of peak torque during isokinetic knee extensions. The trial will also assess the effects of reldesemtiv on physical performance via a short physical performance battery, stair-climb test and 6-minute walk test as well as the safety, tolerability and pharmacokinetics of reldesemtiv. We expect results from a Phase 1b clinical trial of reldesemtiv in adults with limited mobility in the second half of 2018.

ALS: In July 2017, in collaboration with Astellas, we started FORTITUDE-ALS. Approximately 450 eligible ALS patients will be randomized (1:1:1:1) to receive either 150 mg, 300 mg or 450 mg of reldesemtiv dosed orally twice daily or placebo for 12 weeks. The primary efficacy endpoint is the change from baseline in the percent predicted slow vital capacity (“SVC”) at 12 weeks. Secondary endpoints include slope of the change from baseline in the mega-score of muscle strength measured by hand held dynamometry (HHD) and handgrip dynamometry in patients on reldesemtiv; change from baseline in the ALS Functional Rating Scale – Revised (“ALSFRS-R”); incidence and severity of treatment-emergent adverse events (TEAEs); and plasma concentrations of reldesemtiv at the sampled time points during the study.  Exploratory endpoints will be measured including the effect of reldesemtiv versus placebo on self-assessments of respiratory function made at home by the patient with help as needed by the caregiver; disease progression through quantitative measurement of speech production characteristics over time; disease progression through quantitative measurement of handwriting abilities over time; and change from baseline in quality of life (as measured by the ALSAQ-5) in patients on reldesemtiv. We expect results from a Phase 2 clinical trial of reldesemtiv in patients with ALS in second half of 2018.

The clinical trials program for reldesemtiv may proceed for several years, and we may not generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. We cannot predict if or when this may occur.

Our expenditures will increase if Astellas terminates development of reldesemtiv or related compounds and we elect to develop them independently, or if we conduct early-stage development for certain agreed indications at our initial expense, subject to reimbursement if development continues under the collaboration.

Ongoing Research in Skeletal Muscle Activators

Our research program with Astellas has been extended through 2019. Our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with FSTAs to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also intend to conduct preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere.

Tirasemtiv

We were awarded a $1.5 million grant from The ALS Association to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. The grant provides funding for collaboration among Cytokinetics, The ALS Association and the Barrow Neurological Institute to enable collected plasma samples to be added to The Northeastern ALS Consortium (NEALS) Repository, a resource for the academic research community to identify biomarkers that may help to assess disease progression and underlying disease mechanisms in ALS. In 2017, we achieved all remaining milestones and received all $1.5 million available to us under this grant.

In March 2017, in collaboration with Origent Data Sciences, Inc. (“Origent”) we announced the advancement of our research collaboration to prospectively validate Origent’s computer model to predict the course of ALS disease progression using data from VITALITY-ALS. This collaboration, funded by a grant from The ALS Association to Origent, is designed to enable the first prospective validation of their predictive model in a clinical trial for ALS.

In November 2017, we announced that VITALITY-ALS did not meet its primary endpoint of change from baseline in slow vital capacity which was evaluated at 24 weeks following randomization or any of the secondary endpoints in the trial which were evaluated at 48 weeks and we suspended development of tirasemtiv. No new safety or tolerability findings related to tirasemtiv were identified in VITALITY-ALS. Serious adverse events were similar between patients who received tirasemtiv or placebo but more patients discontinued double-blind treatment on tirasemtiv than on placebo primarily due to non-serious adverse events related to tolerability. The decline in SVC from baseline to 24 weeks was smaller in patients who received any dose of tirasemtiv in VITALITY-ALS compared to the decline in patients receiving placebo. The largest differences from placebo were observed in patients randomized to the mid- and high-dose groups of tirasemtiv who could tolerate and remain on their target dose, although those differences were not statistically significant.

Notwithstanding suspension of development of tirasemtiv, we currently continue to conduct VIGOR-ALS (Ventilatory Investigations in Global Open-Label Research in ALS), an open-label extension clinical trial designed to assess the long-term safety and tolerability of tirasemtiv in patients with ALS who have completed their participation in VITALITY-ALS. We plan to continue to consult with regulatory authorities and patient advocacy groups and others regarding future plans for VIGOR-ALS.

Commercial Market for ALS: Limited options exist for the treatment of patients with ALS, which affects as many as 30,000 Americans, with an estimated 5,600 new cases diagnosed each year in the U.S. Based on our primary market research, the per capita prevalence and incidence appears similar in the major European markets. ALS is 20% more common in men than women; however, with increasing age, the prevalence becomes more equal between men and women. The life expectancy of an ALS patient averages two to five years from the time of diagnosis, mostly due to respiratory issues. Of the patients diagnosed with ALS, 5 to 10% have a family history of the disease (familial ALS) and remaining 90 to 95% have the sporadic form. The majority of patients with ALS in the U.S. and Europe receive treatment at a concentrated number of multidisciplinary centers that specialize in the unique needs of these patients. In the U.S., there are approximately 150 ALS multidisciplinary clinics, according to either the ALS Association or the Muscular Dystrophy Association. For most patients with ALS, death is usually due to respiratory failure because of diminished strength in the skeletal muscles responsible for breathing. We believe that there is an urgent need for novel therapies to address the unmet medical issues of this patient population which could be addressed by a small, targeted sales force.

Commercial Market for SMA: SMA is a severe neuromuscular disease that occurs in 1 in every 6,000 to 10,000 live births each year resulting in a prevalence of 10,000 to 25,000 patients in the U.S., and is one of the most common fatal genetic disorders. SMA manifests in various degrees of severity as progressive muscle weakness resulting in respiratory and mobility impairment. There are four types of SMA, distinguished by the time of the initial onset of muscle weakness and the severity of related symptoms: Type I (severe), Type II (intermediate), Type III (juvenile) and Type IV (adult onset). Life expectancy and disease severity varies by type of SMA from Type I, who have the worst prognosis and a life expectancy of approximately two years from birth, to Type IV, who have a normal life span but with gradual weakness in the proximal muscles of the extremities resulting in mobility issues. Type II, III and IV patients are often characterized by their ambulatory status as it is an important driver of clinical decisions and care, and constitute 50% of the incident patient population but as much as 90% of the prevalent patient population. Few treatment options exist for these patients, resulting in a high unmet need for new therapeutic options to ameliorate symptoms, improve muscle function and modify disease progression.

Other Commercial Markets for Skeletal Muscle Activators: We are continuing to evaluate the potential commercial markets for other potential indications for skeletal muscle activators, including COPD and frailty.

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

Intellectual Property

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2017, we owned or co-owned or licensed 88 issued U.S. patents, over 330 issued patents in various foreign jurisdictions, and over 200 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

With regard to our drug candidates directed to muscle biology targets, we have a U.S. patent covering omecamtiv mecarbil and U.S. patents covering our skeletal muscle sarcomere activators including, but not limited to, tirasemtiv and reldesemtiv, which expire in 2027, 2027 and 2031, respectively, unless extended or otherwise adjusted. We also have issued patents in various foreign jurisdictions and additional U.S. and foreign patent applications pending for each of our drug candidates. It is not known or determinable whether other patents will issue from any of our other pending applications or what the expiration dates would be for any other patents that do issue.

Our drug candidates omecamtiv mecarbil and reldesemtiv are still in clinical development and have not yet been approved by the FDA, and development of tirasemtiv has been suspended. If either of these drug candidates is approved, then pursuant to federal law, we may apply for an extension of the U.S. patent term for one patent covering the approved drug, which could extend the term of the applicable patent by up to a maximum of five additional years.

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
•

our or our licensors’ patent applications or patents may be subject to interference, post-grant proceedings, opposition or similar administrative proceedings that may result in a reduction in their scope or their loss altogether;

•	we may not develop additional proprietary technologies or drug candidates that are patentable; or
•	the patents of others may prevent us or our partners from discovering, developing or commercializing our drug candidates.

The defense and prosecution of intellectual property infringement suits, interferences, post-grant proceedings, oppositions and related legal and administrative proceedings are costly, time-consuming to pursue and divert resources. The outcome of these types of proceedings is uncertain and could significantly harm our business.

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

Orphan Drug Designation.     Some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. The FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. For example, the FDA has granted tirasemtiv an orphan drug designation for the treatment of ALS. In addition, the European Medicines Agency has granted tirasemtiv orphan medicinal product status for the treatment of ALS. We have been granted orphan drug designation in the U.S. by the FDA for reldesemtiv for the potential treatment of SMA.

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

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Corlanor (ivabradine), and Entresto (LCZ696). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by ARCA biopharma, Inc., Novartis, Bayer, Merck, Theravance Biopharma, Capricor, Cardiorentis AG, Ono Pharmaceutical Company, ARMGO Pharma, Inc, Stealth Biotherapeutics, Bristol-Myers Squibb Company, Zensun Sci & Tech, Ltd., and Tenax Therapeutics (formerly known as Oxygen Biotherapeutics, Inc.). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

If reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other drugs used for the treatment of ALS including Radicava (edaravone) and potential new therapies for ALS that are currently being developed by companies such as Neuraltus Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (in collaboration with Biogen), Genervon Biopharmaceuticals, LLC, Orion Pharmaceuticals, Orphazyme, Eisai Co., Ltd., Genentech, Inc. Edison Pharma, Q Therapeutics, AB Science, VM Biopharm, Mallinckrodt Pharmaceuticals, Chronos Therapeutics, and MediciNova, Inc. In addition, BrainStorm Cell Therapeutics and Neuralstem, Inc. are each conducting clinical development of stem cell therapies for the potential treatment of ALS. If reldesemtiv is approved by the FDA or other regulatory authorities for the potential treatment of SMA, potential competitors include Roche (in collaboration with PTC Therapeutics), AveXis, Inc., Biogen, Inc. (in collaboration with Ionis Pharmaceuticals, Inc.) Novartis AG, and Bioblast Pharma, Ltd. Drugs that could compete with reldesemtiv could also compete against tirasemtiv in ALS or other neuromuscular diseases, should the appropriate clinical trials be conducted. If reldesemtiv is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include Ligand Pharmaceuticals, Inc., GTx, Inc., Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly & Company, Acceleron Pharma, Stealth Biotherapeutics, Scholar Rock, Summit Therapeutics, Pfizer Inc., and Novartis (in collaboration with Morphosys AG).

Employees

As of December 31, 2017, we had 137 full-time employees.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we will require significant additional funding to enable us to conduct further development of our product candidates. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than reimbursements, milestone and royalty payments that we may receive under our collaboration agreements with Amgen and Astellas. We may not receive any further funds under those agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

If we cannot raise the funds we need to operate our business, we will need to delay or discontinue certain research and development activities, and our stock price may be negatively affected.

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

Our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank provides for up to $50.0 million in term loans due on October 1, 2022, of which $32.0 million in term loans has been borrowed to date. All of our current and future assets, except for intellectual property, are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. Our ability to draw a second tranche of $8.0 million under the loan and security agreement was subject to our ability to achieve certain conditions related to the outcome of the VITALITY-ALS trial, which conditions we did not satisfy. Our ability to access the remaining $10.0 million under the loan and security agreement is subject to our ability to achieve certain conditions related to Phase 2 data for reldesemtiv in SMA, which conditions we may not be able to meet. In addition, although we expect to borrow additional funds under the loan and security agreement, before we do so, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

We have never generated, and may never generate, revenues from commercial sales of our drugs and we will not have drugs to market for at least several years, if ever.

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical development are omecamtiv mecarbil for the potential treatment of heart failure and reldesemtiv for the potential treatment of SMA, COPD, limited mobility, ALS and potentially other neuromuscular and non-neuromuscular indications associated with muscle weakness. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug candidates, we or our partners must adequately demonstrate to the satisfaction of FDA and foreign regulatory authorities that the drug candidate is sufficiently safe and effective with substantial evidence from well-controlled clinical trials. We or our partners will need to demonstrate efficacy in clinical trials for the treatment of specific indications and monitor safety throughout the clinical development process and following approval. None of our drug candidates have yet met the safety and efficacy standards required for regulatory approval for commercialization and they may never do so. In addition, for each of our preclinical compounds, we or our partners must adequately demonstrate satisfactory chemistry, formulation, quality, stability and toxicity in order to submit an investigational new drug application (“IND”) to the FDA, or an equivalent application in foreign jurisdictions, that would allow us to advance that compound into clinical trials. Furthermore, we or our partners may need to submit separate INDs (or foreign equivalent) to different divisions within the FDA (or foreign regulatory authorities) in order to pursue clinical trials in different therapeutic areas. Each new IND (or foreign equivalent) must be reviewed by the new division before the clinical trial under its jurisdiction can proceed, entailing all the risks of delay inherent to regulatory review. If our or our partners’ current or future preclinical studies or clinical trials are unsuccessful, our business will be significantly harmed and our stock price could be negatively affected.

All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if the results of preclinical studies for a drug candidate are sufficient to support such a filing, the results of preclinical studies do not necessarily predict the results of clinical trials. As an example, because the physiology of animal species used in preclinical studies may vary substantially from other animal species and from humans, it may be difficult to assess with certainty whether a finding from a study in a particular animal species will result in similar findings in other animal species or in humans. For any of our drug candidates, the results from Phase 1 clinical trials in healthy volunteers and clinical results from Phase 1 and 2 trials in patients are not necessarily indicative of the results of later and larger clinical trials that are necessary to establish whether the drug candidate is safe and effective for the applicable indication. Likewise, interim results from a clinical trial may not be indicative of the final results from that trial, and results from early Phase 2 clinical trials may not be indicative of the results from later clinical trials. For example, early Phase 2 clinical trials of tirasemtiv in patients with ALS showed encouraging dose-related trends in measurements of the ALS Functional Rating Scale in its revised form (ALSFRS-R), a clinically validated instrument designed to measure disease progression and changes in functional status, for patients receiving tirasemtiv compared to those receiving placebo. However, BENEFIT-ALS, a Phase 2b clinical trial of tirasemtiv in patients with ALS, did not achieve its primary efficacy endpoint, the mean change from baseline in the ALSFRS-R for patients receiving tirasemtiv compared to those receiving placebo, and in November 2017, we announced that VITALITY-ALS, a Phase 3 clinical trial of tirasemtiv in patients with ALS, did not achieve its primary endpoint or secondary endpoints. Following the results of VITALITY-ALS, we suspended development of tirasemtiv.

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

Furthermore, in view of the uncertainties inherent in drug development, such clinical trials may not be designed with focus on indications, patient populations, dosing regimens, endpoints, safety, efficacy or pharmacokinetic parameters or other variables that will provide the necessary safety or efficacy data to support regulatory approval to commercialize the resulting drugs. For example, we believe that effects on respiratory function, including SVC, may be appropriate as a clinical endpoint for reldesemtiv; however, regulatory authorities may not accept these effects as a clinical endpoint to support registration of reldesemtiv for the treatment of ALS. Clinical trials of our drug candidates are designed based on guidance or advice from regulatory agencies, which is subject to change during the development of the drug candidate at any time. Such a change in a regulatory agency’s guidance or advice may cause that agency to deem results from trials to be insufficient to support approval of the drug candidate and require further clinical trials of that drug candidate to be conducted. In addition, individual patient responses to the dose administered of a drug may vary in a manner that is difficult to predict. Also, the methods we select to assess particular safety, efficacy or pharmacokinetic parameters may not yield the same statistical precision in estimating our drug candidates’ effects as may other methodologies. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Non-clinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval.

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

We have observed certain adverse events in the clinical trials conducted with our drug candidates. For example, in clinical trials of omecamtiv mecarbil, adverse events of chest discomfort, palpitations, dizziness and feeling hot, increases in heart rate, declines in blood pressure, electrocardiographic changes consistent with acute myocardial ischemia and transient rises in the MB fraction of creatine kinase and cardiac troponins I and T, which are indicative of myocardial infarction were observed during treatment with omecamtiv mecarbil.

In addition, clinical trials of reldesemtiv and omecamtiv mecarbil enroll patients who typically suffer from serious diseases which put them at increased risk of death. These patients may die while receiving our drug candidates. In such circumstances, it may not be possible to exclude with certainty a causal relationship to our drug candidate, even though the responsible clinical investigator may view such an event as not study drug-related.

Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any resulting drugs, may significantly harm our business and negatively affect our stock price.

The failure of a number of Phase 3 clinical trials evaluating other compounds as potential treatments for patients with ALS may suggest an increased risk that our clinical development program of reldesemtiv in patients with ALS will also fail.

In recent years, a number of Phase 3 clinical trials of potential treatments for ALS have failed to demonstrate the requisite efficacy for approval or for their continued development. These include our trial of tirasemtiv known as VITALITY-ALS, Biogen’s trial of dexpramipexole, known as EMPOWER, the National Institute of Neurological Disorders and Stroke’s trial of ceftriaxone, and Trophos SA’s trial of olesoxime. Reldesemtiv, like these compounds, may fail in clinical development if it does not show a statistically significant level of clinical efficacy or if the adverse event profile is too great compared to it benefits. Further, even if we believe the data collected from Astellas’ planned clinical development program of reldesemtiv are promising and should support approval, the FDA or other regulatory authorities may not deem these data to be sufficient to support approval.

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

•	delays or additional costs in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use;
•	slower than expected rates of patient recruitment and enrollment;
•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;
•	a regulatory authority may require changes to a protocol for a clinical trial that then may require approval from regulatory agencies in other jurisdictions where the trial is being conducted;
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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites;
•	the design of the trial;
•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies or clinical trials, including any new drugs that may be approved for the indications we are investigating or clinical trial results;

•	the ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our and our partners’ clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our and our partners’ product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our or our partners’ trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our or our partners’ clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our and our partners’ ability to advance the development of product candidates.

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

We depend on Astellas for the conduct and funding of the development and commercialization of reldesemtiv.

In December 2014, we expanded our strategic alliance with Astellas focused on the research, development and commercialization of skeletal muscle activators, other than tirasemtiv and certain related compounds. The primary objective of the strategic alliance is to advance novel therapies for indications associated with muscle weakness.

Under this strategic alliance, we have granted Astellas an exclusive license to co-develop and commercialize reldesemtiv for potential application in certain neuromuscular and non-neuromuscular indications worldwide. We are conducting a Phase 2 clinical trial in patients with SMA and Astellas is conducting a Phase 2 clinical trial of reldesemtiv in patients with COPD as well as a Phase 1b clinical trial in elderly subjects with limited mobility.

In 2016, we expanded our collaboration with Astellas and granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv, including worldwide commercialization rights for Astellas outside our commercialization territory in North America, Europe and other select countries. In addition, under this 2016 expansion, we will collaborate with Astellas to develop reldesemtiv in ALS. Astellas will be primarily responsible for the development of reldesemtiv in ALS, and we are responsible for conducting the Phase 2 clinical trial of reldesemtiv in ALS, which we commenced in July 2017.

We do not control the development activities that may be conducted by Astellas, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Astellas’ results. Astellas may conduct these activities more slowly or in a different manner than we would. In general, Astellas is responsible for submitting future applications with the FDA or other regulatory authorities for approval of reldesemtiv and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for reldesemtiv. If the FDA or other regulatory authorities approve reldesemtiv, Astellas will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote the drug in the United States, Canada and, for neuromuscular indications, Europe. However, we cannot control whether Astellas will devote sufficient attention and resources to the development of reldesemtiv or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve reldesemtiv, Astellas may elect not to proceed with the commercialization of the resulting drug in one or more countries.

If the results of one or more clinical trials with reldesemtiv do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of reldesemtiv or certain of the potential clinical trials for reldesemtiv, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of reldesemtiv. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the strategic alliance’s research term, which will expire December 31, 2019. If Astellas abandons reldesemtiv, it would result in a delay in or could prevent us from further developing or commercializing reldesemtiv, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Astellas, which may delay or cause the termination of any reldesemtiv clinical trials, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of reldesemtiv does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to reldesemtiv. If Astellas abandons development of reldesemtiv prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of reldesemtiv or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of reldesemtiv ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

To the extent we elect to fund the development of a drug candidate, such as reldesemtiv, or omecamtiv mecarbil, or the commercialization of a drug at our expense, we will need substantial additional funding.

The discovery, development and commercialization of new drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate, such as reldesemtiv or omecamtiv mecarbil, or the commercialization of a drug, we will need to raise additional capital to:

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

We have used and intend to continue to use a limited number of CROs within and outside of the United States to conduct clinical trials of our drug candidates, such as reldesemtiv and omecamtiv mecarbil, and related activities. We do not have control over many aspects of our CROs’ activities, and cannot fully control the amount, timing or quality of resources that they devote to our programs. CROs may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking these programs ourselves. The activities conducted by our CROs therefore may not be completed on schedule or in a satisfactory manner. CROs may also give higher priority to relationships with our competitors and potential competitors than to their relationships with us. Outside of the United States, we are particularly dependent on our CROs’ expertise in communicating with clinical trial sites and regulatory authorities and ensuring that our clinical trials and related activities and regulatory filings comply with applicable laws.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Following our conduct of the early development of reldesemtiv, including the ongoing Phase 2 clinical trial in patients with SMA and ALS, Astellas will assume primary responsibility to conduct the manufacturing for the ongoing development of reldesemtiv worldwide. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

We own, or hold exclusive licenses to, a number of U.S. and foreign patents and patent applications directed to our drug candidates, compounds and research technologies. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and use, and our technologies. Our ability to protect our drug candidates, compounds and technologies from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. If our issued patents and patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates, including reldesemtiv and omecamtiv mecarbil, we or our licensees would not be able to exclude others from developing or commercializing these drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if reldesemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it may then compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, Neuraltus Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.), AB Science, Mitsubishi Tanabe Pharma Corporation and Treeway, Genentech, Inc., and BrainStorm Cell Therapeutics.  In addition, in May 2017, the FDA approved Mitsubishi Tanabe Pharma America, Inc.’s RADICAVAtm (edaravone), a free radical scavenger, as an intravenous infusion treatment for ALS, which was the first FDA approved drug for the treatment of ALS since riluzole in 1995. If reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of SMA, potential competitors include, but are not limited to, Roche (in collaboration with PTC Therapeutics and Trophos SA), AveXis, Inc., and Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.). If reldesemtiv is approved by the FDA for the potential treatment of non-neuromuscular indications associated with muscle weakness, potential competitors include, but are not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Acceleron Pharma, Stealth Biotherapeutics, and Novartis (in collaboration with Morphosys AG). In addition, in December 2016, the FDA approved SPINRAZA® (nusinersen), a survival motor neuron-2 (SMN2)-directed antisense oligonucleotide indicated for the treatment of SMA in pediatric and adult patients. SPINRAZA is the first FDA approved drug for the treatment of SMA. Biogen Inc. licensed the global rights to develop, manufacture and commercialize SPINRAZA from Ionis Pharmaceuticals, Inc.

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

We have been granted orphan designations in the U.S. for reldesemtiv; however, there can be no guarantee that we will receive orphan approval for reldesemtiv, nor that we will be able to prevent third parties from developing and commercializing products that are competitive to reldesemtiv.

We have been granted orphan drug designation in the U.S. by the FDA for reldesemtiv for the potential treatment of SMA. In the U.S., upon approval from the FDA of an NDA, products granted orphan drug approval are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA will generally not approve applications for other product candidates for the same orphan indication that contain the same active ingredient. Even if we are the first to obtain approval of an orphan product and are granted exclusivity in the U.S., there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

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

We are not guaranteed to maintain orphan status for reldesemtiv or to receive orphan status for reldesemtiv for any other indication or for any of our other drug candidates for any indication. If our drug candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the European Union, our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. and the European Union for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the U.S. or the European Union for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our drug candidates for which we plan to file for orphan designation and status. If that were to happen, our orphan drug applications for our drug candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the European Union, as applicable. Further, application of the orphan drug regulations in the U.S. and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ products.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, supply chain partners, collaboration partners and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. As use of information technology systems has increased, deliberate attacks and attempts to gain unauthorized access to computer systems and networks have increased in frequency and sophistication. Our information technology, systems and networks are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We are also potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. We have in the past and may in the future be subject to security breaches. For example, in February 2018, we discovered that our e-mail server suffered unauthorized intrusions in which proprietary business information was accessed. Although we do not believe that we have experienced any material losses related to security breaches, including recent cybersecurity incidents, there can be no assurance that we will not suffer such losses in the future.  Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Any such breaches of security and inappropriate access could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems.

Our revenue to date has been primarily derived from our research and license agreements, which can result in significant fluctuation in our revenue from period to period, and our past revenue is therefore not necessarily indicative of our future revenue.

Our revenue is primarily derived from our research and license agreements, from which we receive upfront fees, contract research payments, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements and royalties. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from significant payments based on the execution of new research and license agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from research and license agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payers, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. The application of ASC 606, Revenue from Contracts with Customers, which applies beginning in the first quarter of 2018, may have a material impact on revenue recognition under our research and license agreements. Our past revenue generated from these agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.

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

Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA and foreign regulatory agencies also have substantial discretion in the drug approval process, and the guidance and advice issued by such agencies is subject to change at any time. Despite the time and efforts exerted, failure can occur at any stage, and we may encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for approval by the FDA and foreign regulatory agencies varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. In addition, the FDA may require that a proposed Risk Evaluation and Mitigation Strategy (“REMS”) be submitted as part of an NDA if the FDA determines that it is necessary to ensure that the benefits of the drug outweigh its risks. The FDA and foreign regulatory agencies can delay, limit or deny approval of a drug candidate for many reasons, including, but not limited to:

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

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.  The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be.

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

announcements concerning any of the clinical trials for our drug candidates, such as reldesemtiv for the potential treatment of SMA, COPD, limited mobility, ALS or other indications associated with muscle weakness and omecamtiv mecarbil for the potential treatment of heart failure (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

In addition, as required by the new revenue recognition standards under ASC 606, Revenue from Contracts with Customers, which applies beginning in the first quarter of 2018, we will disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period. Market practices surrounding the calculation of this measure are still evolving. It is possible that analysts and investors could misinterpret our disclosure or that the terms of our research or license agreements or other circumstances could cause our methods for preparing this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of February 23, 2018, our executive officers, directors and their affiliates beneficially owned or controlled approximately 8.4% of the outstanding shares of our common stock (after giving effect to the exercise of all outstanding vested and unvested options, restricted stock units and warrants). Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our stockholders will experience substantial additional dilution if outstanding equity awards are exercised or settled for common stock.

The exercise of stock options or settlement of equity awards for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Act, which significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction for net operating losses generated after 2017 to 80% of current year taxable income, indefinite carryforward of net operating losses and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. Federal net operating loss carryovers generated after 2017 will be carried forward indefinitely pursuant to the Tax Act. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This periodic report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.

Our ability to use net operating loss carryforwards to offset future taxable income, and our ability to use tax credit carryforwards, may be subject to certain limitations, and Ownership changes may limit our ability to use our net operating losses and tax credits in the future.

Our ability to use our federal and state net operating losses, or NOLs, to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs.

As of December 31, 2017, we reported U.S. federal and state NOLs of approximately $382.8 million, $244.8 million, respectively. These federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto.  Many states have similar laws.  Accordingly, these federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities.  Under the newly enacted Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

In addition, under the Code, our ability to utilize these NOLs and other tax attributes, such as federal tax credits, in any taxable year may be limited if we have experienced an “ownership change.” Generally, a Section 382 ownership change occurs if one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year testing period. Similar rules may apply under state tax laws. We do not believe that we have experienced an ownership change that we believe under Section 382 of the Code will result in limitations in our ability to use certain of our NOLs and credits since 2006. However, we may experience future ownership changes as a result of future offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOLs generated in 2017 and before, may expire unused. Any such material limitation or expiration of our NOLs may harm our future operating results by effectively increasing our future tax obligations.

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

Our facilities consist of approximately 81,587 square feet of leased research and office space in South San Francisco, California. Our lease expires in June 2021. We believe that these facilities are suitable and adequate for our current needs.

Item 3.	Legal Proceedings

We are not currently subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low closing sales price per share of our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	Closing Sale Price
	High	Low
2016:
First Quarter	$10.60	$6.17
Second Quarter	$9.49	$7.18
Third Quarter	$12.26	$8.55
Fourth Quarter	$12.55	$8.83
2017:
First Quarter	$13.65	$10.05
Second Quarter	$17.00	$11.20
Third Quarter	$15.00	$12.00
Fourth Quarter	$15.65	$7.25

On February 23, 2018, the last reported sale price for our common stock on the NASDAQ Capital Market was $7.90 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of February 23, 2018, there were 56 holders of record of our common stock.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12.

Comparison of Historical Cumulative Total Return Among Cytokinetics, Incorporated, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index (*)

(*)

The above graph shows the cumulative total stockholder return of an investment of $100 in cash from December 31, 2012 through December 31, 2017 for: (i) our common stock; (ii) the NASDAQ Stock Market (U.S.) Index; and (iii) the NASDAQ Biotechnology Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Cytokinetics, Incorporated	$100.00	$164.15	$202.28	$264.15	$306.83	$205.81
NASDAQ Composite Index	$100.00	$138.32	$156.85	$165.84	$178.28	$228.63
NASDAQ Biotechnology Index	$100.00	$165.61	$222.08	$247.44	$193.79	$234.60

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Research and development, grant and other revenues, net	$4,569	$44,236	$14,740	$37,104	$9,566
License revenues	8,799	62,171	13,918	9,836	21,082
Total revenues	13,368	106,407	28,658	46,940	30,648
Operating expenses:
Research and development	90,296	59,897	46,398	44,426	49,450
General and administrative	36,468	27,823	19,667	17,268	15,092
Total operating expenses	126,764	87,720	66,065	61,694	64,542
Operating (loss) income	(113,396)	18,687	(37,407)	(14,754)	(33,894)
Interest expense	(3,016)	(2,698)	(268)	—	—
Non-cash interest expense on liability related to sale of future royalties	(13,980)	—	—	—	—
Interest and other income, net	2,602	464	174	108	177
Net (loss) income	$(127,790)	$16,453	$(37,501)	$(14,646)	$(33,717)
Net (loss) income per share:
Basic	$(2.59)	$0.41	$(0.97)	$(0.41)	$(1.24)
Diluted	$(2.59)	$0.39	$(0.97)	$(0.41)	$(1.24)
Weighted average shares used in computing net (loss) income per share:
Basic	49,404	39,943	38,814	35,709	27,275

Diluted	49,404	42,561	38,814	35,709	27,275

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, and investments	$285,409	$163,921	$111,621	$83,228	$80,230
Working capital	241,850	125,375	81,458	107,276	52,634
Total assets	294,810	170,142	115,237	132,968	83,188
Long-term debt	31,777	27,381	14,639	—	—
Liability related to the sale of future royalties, net	104,650	—	—	—	—
Accumulated deficit	(646,081)	(518,291)	(534,744)	(497,243)	(482,597)
Total stockholders’ equity	109,842	94,361	68,590	92,064	54,442

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Overview

We were incorporated in Delaware in August 1997 as Cytokinetics, Incorporated. We are a late-stage biopharmaceutical company focused on the discovery and development of first-in-class muscle activators as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. Our most advanced research and development programs relate to the biology of muscle function and are directed to small molecule modulators of the contractility of cardiac muscle or skeletal muscle. We are also conducting earlier-stage research directed to other compounds with the potential to modulate muscle contractility and other muscle functions.

Our drug candidates currently in clinical development are omecamtiv mecarbil, a novel cardiac myosin activator, and reldesemtiv, a next-generation fast skeletal muscle troponin activator (“FSTA”) with orphan drug designation from FDA for the potential treatment of spinal muscular atrophy (“SMA”). In November 2017, we announced that VITALITY-ALS (Ventilatory Investigation of Tirasemtiv and Assessment of Longitudinal Indices after Treatment for a Year in ALS), the international Phase 3 clinical trial of our first-generation FSTA, tirasemtiv, in patients with ALS, did not meet its primary endpoint or secondary endpoints and that we decided to suspend development of tirasemtiv. We believe that VITALITY-ALS demonstrated pharmacologic activity for the mechanism of action and that limitations of tirasemtiv may be addressed with our next-generation FSTA, reldesemtiv.

Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006 to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil, for the potential treatment of heart failure (the “Amgen Agreement”). Amgen, in collaboration with Cytokinetics, is conducting GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil in heart failure. Cytokinetics and Amgen are also planning a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance, a trial to be conducted by Cytokinetics.

Reldesemtiv is structurally distinct from tirasemtiv and selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Cytokinetics and Astellas are developing reldesemtiv under the Amended and Restated License and Collaboration Agreement dated December 22, 2014, as further amended in 2016 and 2017 (the “Astellas Agreement”). Astellas holds an exclusive license to develop and commercialize reldesemtiv worldwide, subject to our development and commercialization participation rights. We conducted five Phase 1 clinical trials of reldesemtiv. In collaboration with Astellas, we are conducting two Phase 2 clinical trials of reldesemtiv, one in patients with spinal muscular atrophy (“SMA”) and one in patients with amyotrophic lateral sclerosis (“ALS”), called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). Astellas, in collaboration with Cytokinetics, is conducting a Phase 2 clinical trial of reldesemtiv in patients with chronic obstructive pulmonary disease (“COPD”) and a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility. We and Astellas are continuing to conduct a joint research program through 2019 focused on next-generation skeletal muscle activators. In 2016, we granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv (the “Option on Tirasemtiv”).

All of our drug candidates have demonstrated evidence of potentially clinically relevant pharmacodynamic activity in humans. We expect to continue to focus on translating the observed pharmacodynamic activity of these compounds into potentially meaningful clinical benefits for patients. All of our drug candidates have arisen from our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. Each of our drug candidates has a novel mechanism of action compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a productive area for drug discovery and development. We intend to leverage our experience in muscle contractility in order to expand our current pipeline, and expect to identify additional potential drug candidates that may be suitable for clinical development.

As we mark our 20th anniversary, our research continues to drive innovation and leadership in muscle biology, evidenced by three novel mechanistic compounds that have recently advanced in development:   a next-generation cardiac muscle activator under our collaboration with Amgen, a next-generation skeletal muscle activator under our collaboration with Astellas, and an unpartnered cardiac sarcomere-directed compound. We and Astellas have recently agreed to extend our joint research program through 2019 while our scientists continue independent research activities directed to our other muscle biology programs.

Critical Accounting Polices and Significant Estimates

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

Revenue under our license and collaboration arrangements is recognized based on the performance requirements of the contract. Research and development revenues, which are earned under agreements with third parties for agreed research and development activities, may include non-refundable license fees, research and development funding, cost reimbursements and contingent milestones and royalties. Our license and collaboration arrangements with multiple elements were evaluated to determine whether the delivered elements under these arrangements have value to our collaboration partner on a stand-alone basis and whether objective and reliable evidence of fair value of the undelivered item exists. If we determine that multiple deliverables exist, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price of each deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. A delivered item or items that do not have stand-alone value to our collaboration partner shall be combined with the other applicable undelivered items within the arrangement. The allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. For a combined unit of accounting, non-refundable upfront fees and milestones are recognized in a manner consistent with the final deliverable, which has generally been ratably over the period of the research and development obligation. For certain arrangements, the period of time over which certain deliverables will be provided is not contractually defined. Accordingly, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

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

Preclinical Study and Clinical Trial Accruals

We use third-party contract research organizations (“CROs”) and other vendors to conduct a substantial portion of our preclinical studies and all of our clinical trials. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment and percentage of work completed to date. We monitor patient enrollment levels and related activities to the extent possible through internal reviews, correspondence and status meetings with CROs and review of contractual terms. Our estimates are dependent on the timeliness and accuracy of data provided by our CROs and other vendors. If we have incomplete or inaccurate data, we may under- or overestimate activity levels associated with various studies or clinical trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity levels become known.

Stock-Based Compensation

We account for share-based awards made to employees and directors, including employee stock options and employee stock awards. We measure stock-based compensation cost at the grant date based on the calculated fair value of the award, and recognize this compensation as a non-cash expense on a straight-line basis over the requisite service period, generally the vesting period of the award.

We measure the fair value of share-based awards to non-employees each period until the award is fully vested.

We measure compensation for restricted stock awards that contain performance conditions on the grant date fair value of the award and recognize this compensation as non-cash expense over the implicit or explicit requisite service period based on our best estimate as to whether it is probable that the award is expected to vest.

We review our valuation assumptions at each grant date and the valuation assumptions we use to value share based awards granted in future periods may differ from those used for grants made in prior periods. The assumptions used in calculating stock-based compensation are based on management estimates and judgment and involve inherent uncertainties. For example, we estimate an expected forfeiture rate for stock options and restricted stock awards and recognize expense only for those shares we expect to vest. If we use different assumptions in a future period, future stock-based compensation expense could be materially different that the expense we have recognized to date.

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

We account for the Liability related to sale of future royalties as a debt financing. We have a significant continuing involvement in the generation of related royalty streams. We accrete this liability and recognize non-cash interest expense using the effective interest rate method over the life of the related royalty stream, based on our current estimates of future royalty payments. These estimates include projections we make and projections from outside the Company and involve significant judgement and involve inherent uncertainties. We periodically re-assess the projections and, to the extent our future estimates of future royalty payments are greater or less than its previous estimates or the estimated timing of such payments is materially different than its previous estimates, we will adjust the Liability related to sale of future royalties and prospectively recognize related non-cash interest expense.

Income Taxes

We account for income taxes under the asset and liability method and determine deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates for the year in which the differences are expected to be realized. We did not record an income tax provision in the years ended December 31, 2017, 2016, and 2015 because the Company either had net taxable losses or was able to utilize tax attributes to offset taxable income

We establish valuation allowances when necessary to reduce the deferred tax assets to the amounts expected to be realized. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses, and expected future losses we recognized a valuation allowance to fully offset net deferred tax assets as of December 31, 2017, 2016 and 2015. We assessed both positive and negative evidence to determine whether it is more likely than not our deferred tax assets are recoverable. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Results of Operations

Revenues

Our revenue since inception has been generated primarily from our strategic alliances, including with Amgen and Astellas, and grant revenues from the ALS Association (the “ALSA”). We have not generated any revenue from commercial product sales to date. Under our agreements with Amgen and Astellas, we received payments including non-refundable upfront license fees, reimbursements of internal costs of certain full-time employee equivalents and costs to support research and development programs, and milestone payments.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. Due to the nature of these collaboration agreements and the nonlinearity of the earnings process associated with certain payments and milestones, we expect that our revenue will continue to fluctuate in future periods.

	Years Ended December 31,			Increase (Decrease)
	2017	2016	2015	2017	2016
	(In millions)
Research and development, grant and other revenues, net	$4.6	$44.2	$14.8	$(39.6)	$29.4
License revenues	8.8	62.2	13.9	(53.4)	48.3
Total revenues	$13.4	$106.4	$28.7	$(93.0)	$77.7

Our revenues are primarily from our strategic alliances with Astellas and Amgen. Research and development revenues from Astellas were $11.9 million, $15.1 million, and $12.2 million for years ended December 31, 2017, 2016 and 2015, respectively, and consisted of reimbursements of internal costs for certain full-time employee equivalents, and other research and development expenses. Revenues from Astellas in 2016 included $2.0 million in milestone revenues. Research and development revenues from Amgen during the year ended December 31, 2017 included $11.0 million in milestones earned as well as $1.3 million of research and development revenues. These revenues were offset by $20.0 million (out of the total $40.0 million) for payments to Amgen related to our option to co-fund the Phase 3 development program of omecamtiv mecarbil in exchange for an increased royalty upon potential commercialization. Research and development revenues related to Amgen in 2016 and 2015 were $27.9 million and $2.5 million, respectively. Revenues from Amgen in 2016 included $26.7 million in milestone revenues.

License revenues come from our strategic alliances with Astellas and Amgen. License revenues from Astellas were $8.8 million, $62.2 million, and $13.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. License revenue from Astellas in 2016 consisted of the recognition of the $50.0 million upfront license fee received from Astellas under the 2016 Astellas Amendment, and the recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015. License revenue from Astellas in 2015 consisted of the recognition of a portion of the $30.0 million upfront license fee received from Astellas in January 2015 and the recognition of a portion of the $16.0 million upfront license fee received from Astellas in July 2013. The upfront license fees were recognized using the proportional performance model and continued to be recognized through December 31, 2017.

Prior to April 1, 2017, we considered Astellas and Amgen to be a related party, due in part to their equity ownership percentage, and reported revenue under the Astellas Agreement and the Amgen Agreement to be revenues from a related party. Effective April 1, 2017, in part due to a decrease in each of Astellas’ and Amgen’s equity ownership percentage, the Company no longer considers either Astellas or Amgen to be a related party.

Research and development expenses

We incur research and development expenses associated with both partnered and our own research activities.

Research and development expenses related to any development we elect to fund consist primarily of employee compensation, supplies and materials, costs for consultants and contract research and manufacturing, facilities costs and depreciation of equipment.

	Years Ended December 31,			Increase (Decrease)
	2017	2016	2015	2017	2016
	(In millions)
Research and development expenses	$90.3	$59.9	$46.4	$30.4	$13.5

The increase in research and development expenses in 2017 as compared to 2016 was primarily due to increased clinical activity, including activity for VITALITY-ALS and other activities intended to support potential regulatory filings and registration of tirasemtiv in North America and Europe, increased clinical trials activity for reldesemtiv, as well as increased personnel.

The increase in research and development expenses in 2016 compared to 2015 was primarily due to an increase in outsourced clinical and research costs, personnel related expenses and non-cash stock compensation expense, partially offset by a decrease in outsourced preclinical costs mainly associated with clinical manufacturing activities.

Research and development expenses by program for the years ended December 31, 2017, 2016, and 2015 were:

	Years Ended December 31,			Increase (Decrease)
	2017	2016	2015	2017	2016
	(In millions)
Cardiac muscle contractility	$10.6	$8.1	$5.8	$2.5	$2.3
Skeletal muscle contractility	75.4	49.2	36.3	26.2	12.9
Smooth muscle contractility	—	—	0.2	—	(0.2)
All other research programs	4.3	2.6	4.1	1.7	(1.5)
Total research and development expenses	$90.3	$59.9	$46.4	$30.4	$13.5

From a program perspective, the increase in research and development expenses for the year ended December 31, 2017, compared to the same periods in each of 2016 and 2015 was primarily due to increased activity for our skeletal muscle contractility program, which included our skeletal muscle contractility program for tirasemtiv for the treatment of ALS and the clinical program for reldesemtiv under our collaboration with Astellas.

We expect our research and development expenditures to decrease in 2018 compared to 2017 primarily because in November 2017 we suspended development of tirasemtiv. Under our strategic alliance with Astellas, we expect to continue development of our drug candidate reldesemtiv for the potential treatment of SMA and ALS and potentially other diseases and medical conditions associated with muscle weakness or wasting. Under our strategic alliance with Amgen, we expect to continue the Phase 3 development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure.

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

General and administrative expenses for the years ended December 31, 2017 were:

	Years Ended December 31,			Increase (Decrease)
	2017	2016	2015	2017	2016
	(In millions)
General and administrative expenses	$36.5	$27.8	$19.7	$8.7	$8.1

The increase in general and administrative expenses in 2017 as compared to 2016 was primarily due to increased personnel, non-cash stock compensation expense, increased commercial readiness activities, and accounting and finance and recruitment related costs.

General and administrative expenses increased 2016 compared to 2015 primarily due to increased spending in personnel-related expenses due to increased headcount and non-cash stock compensation expense, an increase in corporate and patent legal fees, and an increase in outsourced costs related to commercial development, grants and sponsorships, and accounting and finance and recruitment related costs.

We expect that general and administrative expenses in 2018 will decrease compared to 2017, primarily because we expect lower commercial development expenses in 2018 as compared to 2017 following suspension of commercial development of tirasemtiv.

Interest expense

Interest expense for 2015, 2016 and 2017 primarily consisted of interest expense related to the loan and security agreement with the Loan and Security Agreement, dated as of October 19, 2015 and amended on October 27, 2017 by and among the Company, Oxford Finance LLC and Silicon Valley Bank, as amended (the “Loan Agreement”). Interest expense increased in 2017 compared to 2016 primarily due to higher average loan balances outstanding in 2017 compared to 2016. Interest expense increased in 2016 compared to 2015 due to interest expense related to the long-term debt obligations which commenced in fourth quarter 2015.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to Liability related to sale of future royalties in 2017 results from accretion of the liability related to sale of future royalties in 2017. We anticipate that this non-cash interest expense will increase in the future primarily due to accretion of the liability over time.

Interest and Other Income, net

Interest and other income, net for the years ended December 31, 2017, 2016 and 2015, primarily consisted of interest income generated from our cash, cash equivalents and investments. Other income consisted of net gains on upon disposal of certain equipment.

Liquidity and Capital Resources

At December 31, 2017, our cash, cash equivalents and marketable securities totaled $285.4 million.

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

In February 2017, we entered into the Royalty Agreement by and between the Company and RPI Finance Trust (“RPI”), dated February 1, 2017 (the “Royalty Agreement”). Under the Royalty Agreement, we sold a portion of our right to receive royalties on future net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million. In addition, RPI purchased $10.0 million of our common stock pursuant to a concurrently executed Common Stock Purchase Agreement with RPI.

In June 2017, we completed a public offering of our common stock and issued 6,049,000 shares for net proceeds of $82.8 million, before expenses.

Net cash used in operating activities was $101.8 million in the year ended December 31, 2017 and was largely due to our net loss of $127.8 million less noncash charges such as stock-based compensation expense and non-cash interest expense on liability related to sale of future royalties of $9.0 million and $14.0 million, respectively.

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

Net cash used in investing activities of $65.8 million in the year ended December 31, 2017 was primarily due to purchases of investments of $240.4 million and purchases of property and equipment of $2.9 million, partially offset by cash proceeds from the maturities of investments of $177.5 million.

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

Net cash provided by financing activities was $226.0 million in the year ended December 31, 2017 was primarily due to net proceeds from the public offering of our Common Stock with net proceeds to us of $82.4 million, net proceeds from the liability related to sales of future royalties of $90.6 million, net proceeds pursuant to the Committed Equity Offering (“CE Offering”) of $29.9 million, net proceeds from the issuance of common stock to RPI of $7.6 million, and proceeds from common stock issuances from warrant exercises of $14.3 million.

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

Contractual Obligations and Commitments

Our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due by Period
	2018	2019	2020	2021	2022	Beyond	Total
Long-term debt	$—	$5,463	$9,366	$9,366	$7,805	$—	$32,000
Interest obligation on long-term debt	$2,615	$2,500	$1,821	$1,051	$2,371	$—	$10,358
Operating lease obligations (1)	$3,789	$4,682	$4,846	$2,465	$—	$—	$15,782
Co-investment option (2)	$18,750	$—	$—	$—	$—	$—	$18,750
Liability related to sale of future royalties (3)	$—	$—	$—	$—	$—	$104,650	$104,650
Total obligations	$25,154	$12,645	$16,033	$12,882	$10,176	$104,650	$181,540

(1)	Operating lease obligations relates to future payments under our facility lease in South San Francisco, California, which expires in 2021.
(2)	Payments for our co-invest option in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement.
(3)

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

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection to clinical development.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•

the initiation, progress, timing, scope and completion of preclinical research, non-clinical development, chemistry, manufacturing, and controls (“CMC”), and clinical trials for our drug candidates and other compounds;

•	the time and costs involved in obtaining regulatory approvals;
•	delays that may be caused by requirements of regulatory agencies;
•	Amgen’s decisions with regard to funding of development and commercialization of omecamtiv mecarbil or other compounds for the potential treatment of heart failure under the Amgen Agreement;
•	Astellas’ decisions with regard to funding of development and commercialization of reldesemtiv or other skeletal muscle activators under the Astellas Agreement;
•	our level of funding for the development of current or future drug candidates;
•	the number of drug candidates we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our potential drugs;
•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;
•	our plans or ability to engage third party manufacturers for our drug candidates and potential drugs;
•	our plans or ability to build or access sales and marketing capabilities and to achieve market acceptance for potential drugs;
•	the expansion and advancement of our research programs;
•	the hiring of additional employees and consultants;
•	the expansion of our facilities;
•	the acquisition of technologies, products and other business opportunities that require financial commitments; and
•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We have incurred an accumulated deficit of $646.1 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through equity or debt financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Interest Rate and Market Risk

Cash, Cash Equivalents and Investments

As of December 31, 2017, we had cash, cash equivalents and investments of $285.4 million, which consisted of bank deposits, money market funds, agency bonds, U.S. government bonds and equity. Such interest-earning instruments carry a degree of interest rate risk.

We do not invest for trading or speculative purposes. We do not have any derivative financial instruments to manage our interest rate risk exposure. The average duration of all of our investments held as of December 31, 2017 was less than 12 months. We believe there is no material exposure to interest rate risk or market, arising from our financial instruments at December 31, 2017. A hypothetical 10% change in interest rates at December 31, 2017 would not result in a significant change in the fair market value of our portfolio.

Long Term Debt

At December 31, 2017, our long-term debt was $31.8 million, which approximated the fair value of the debt. Principal payments on our debt are made in 41 equal monthly installments beginning on June 2019. Our debt carries a fixed interest rate of 8.05% per year. Changes in market interest rates may affect the fair value of the debt, but will not impact earnings or cash flows.

The following are future payments for our long-term debt (in thousands):

2018	$2,615
2019	7,964
2020	11,187
2021	10,416
2022	10,176
Total minimum payments	42,358
Less: Interest and final payment	(10,358)
Future payments	$32,000

Item 8.	Financial Statements and Supplementary Data

CYTOKINETICS, INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cytokinetics, Incorporated:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cytokinetics, Incorporated and its subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 5, 2018

We have served as the Company’s auditor since 1999.

CYTOKINETICS, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$125,206	$66,874
Short-term investments	143,685	89,375
Accounts receivable	1,112	24
Prepaid and other current assets	4,292	2,360
Total current assets	274,295	158,633
Long-term investments	16,518	7,672
Property and equipment, net	3,568	3,637
Other assets	429	200
Total assets	$294,810	$170,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,253	$4,236
Accrued liabilities	17,392	18,047
Deferred revenue, current	9,572	8,060
Current portion of long-term debt	—	2,500
Other current liabilities	227	415
Total current liabilities	32,444	33,258
Long-term debt	31,777	27,381
Liability related to the sale of future royalties, net	104,650	—
Deferred revenue, non-current	15,000	15,000
Other long-term liabilities	1,097	142
Total liabilities	184,968	75,781
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 163,000,000
Issued and outstanding: 53,960,832 shares at December 31, 2017 and 40,646,595 shares at December 31, 2016	54	41
Additional paid-in capital	755,526	612,474
Accumulated other comprehensive income	343	137
Accumulated deficit	(646,081)	(518,291)
Total stockholders’ equity	109,842	94,361
Total liabilities and stockholders’ equity	$294,810	$170,142

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenues:
Research and development, grant and other revenues, net	$4,569	$44,236	$14,740
License revenues	8,799	62,171	13,918
Total revenues	13,368	106,407	28,658
Operating expenses:
Research and development	90,296	59,897	46,398
General and administrative	36,468	27,823	19,667
Total operating expenses	126,764	87,720	66,065
Operating (loss) income	(113,396)	18,687	(37,407)
Interest expense	(3,016)	(2,698)	(268)
Non-cash interest expense on liability related to sale of future royalties	(13,980)	—	—
Interest and other income, net	2,602	464	174
Net (loss) income	$(127,790)	$16,453	$(37,501)
Net (loss) income per share — basic	$(2.59)	$0.41	$(0.97)
Net (loss) income per share — diluted	$(2.59)	$0.39	$(0.97)
Weighted-average number of shares used in computing net (loss) income per share — basic	49,404	39,943	38,814
Weighted-average number of shares used in computing net (loss) income per share — diluted	49,404	42,561	38,814
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities, net	206	(12)	153
Comprehensive (loss) income	$(127,584)	$16,441	$(37,348)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
	(In thousands, except share and per share data)
Balance, December 31, 2014	38,659,738	$39	$589,272	$(4)	$(497,243)	$92,064
Exercise of stock options	68,635	—	427	—	—	427
Issuance of common stock under Employee Stock Purchase Plan	21,167	—	69	—	—	69
Vesting of restricted stock units, net of taxes withheld	23,725	—	(144)	—	—	(144)
Exercise of warrants	234	—	—	—	—	—
Issuance of common stock under CE Offering at net of commission and issuance costs of $205	808,193	1	8,672	—	—	8,673
Issuance of warrants	—	—	282	—	—	282
Stock-based compensation	—	—	4,567	—	—	4,567
Other comprehensive income	—	—	—	153	—	153
Net loss	—	—	—	—	(37,501)	(37,501)
Balance, December 31, 2015	39,581,692	$40	$603,145	$149	$(534,744)	$68,590
Exercise of stock options	74,556	—	503	—	—	503
Issuance of common stock under Employee Stock Purchase Plan	129,604	—	917	—	—	917
Vesting of restricted stock units, net of taxes withheld	25,745	—	(135)	—	—	(135)
Exercise of warrants	834,998	1	610	—	—	611
Issuance of warrants	—	—	288	—	—	288
Stock-based compensation	—	—	7,146	—	—	7,146
Other comprehensive loss	—	—	—	(12)	—	(12)
Net income	—	—	—	—	16,453	16,453
Balance, December 31, 2016	40,646,595	$41	$612,474	$137	$(518,291)	$94,361
Exercise of stock options	264,164	—	1,918	—	—	1,918
Issuance of common stock under Employee Stock Purchase Plan	120,959	—	1,167	—	—	1,167
Vesting of restricted stock units, net of taxes withheld	128,711	—	(904)	—	—	(904)
Exercise of warrants	3,450,122	3	12,068	—	—	12,071
Issuance of common stock under secondary offering net of issuance costs of $3,400	6,049,000	6	82,364	—	—	82,370
Issuance of common stock under CE Offering at net of commission and issuance costs of $992	2,425,625	3	29,852	—	—	29,855
Issuance of common stock pursuant to Royalty Purchase Agreement	875,656	1	7,559	—	—	7,560
Stock-based compensation	—	—	9,028	—	—	9,028
Other comprehensive loss	—	—	—	206	—	206
Net loss	—	—	—	—	(127,790)	(127,790)
Balance, December 31, 2017	53,960,832	$54	$755,526	$343	$(646,081)	$109,842

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(127,790)	$16,453	$(37,501)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,920	741	589
Net gain on disposal of equipment	(67)	(18)	(18)
Non-cash interest expense related to long-term debt	635	534	3
Non-cash interest expense on liability related to sale of future royalties	14,028	—	—
Non-cash stock-based compensation	9,028	7,146	4,567
Gain on sale of investments	—	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	(1,088)	(12)	46,634
Prepaid and other assets	(2,161)	(707)	(396)
Accounts payable	1,457	1,698	755
Accrued and other liabilities	766	8,945	2,995
Deferred revenue	1,513	2,202	(12,742)
Net cash (used in) provided by operating activities	(101,759)	36,982	4,883
Cash flows from investing activities:
Purchases of investments	(240,413)	(145,158)	(115,566)
Sales and maturities of investments	177,462	94,645	132,190
Purchases of property and equipment	(2,877)	(1,596)	(562)
Sales of property and equipment	—	33	1
Net cash (used in) provided by investing activities	(65,828)	(52,076)	16,063
Cash flows from financing activities:
Proceeds from public offerings of common stock, net of issuance costs	112,224	—	8,673
Proceeds from sale of future royalties, net of issuance costs	90,621	—	—
Proceeds from issuance of common stock related to sale of future royalties, net of issuance costs	7,560	—	—
Net proceeds from long term debt, net of debt discount and issuance costs	1,261	14,996	14,890
Proceeds from stock based award activities and warrants, net	14,253	1,896	352
Net cash provided by financing activities	225,919	16,892	23,915
Net increase in cash and cash equivalents	58,332	1,798	44,861
Cash and cash equivalents, beginning of period	66,874	65,076	20,215
Cash and cash equivalents, end of period	$125,206	$66,874	$65,076
Supplemental disclosure of cash flow information
Cash paid for interest	2,128	1,899	94
Cash paid for taxes	1	1	1

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

The Company’s financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred an accumulated deficit of $646.1 million since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $127.8 million and net cash used in operations of $101.8 million for the year ended December 31, 2017. Cash, cash equivalents and investments increased to $285.4 million at December 31, 2017 from $163.9 million at December 31, 2016. The Company anticipates that it will have operating losses and net cash outflows in future periods.

The Company is subject to risks common to late stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund its future plans. The Company’s liquidity will be impaired if sufficient additional capital is not available on terms acceptable to the Company. To date, the Company has funded its operations primarily through sales of its common stock and convertible preferred stock, contract payments under its collaboration agreements, sale of future royalties, debt financing arrangements, government grants and interest income. Until it achieves profitable operations, the Company intends to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. The Company has never generated revenues from commercial sales of its drugs and may not have drugs to market for at least several years, if ever. The Company’s success is dependent on its ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of its drug candidates. As a result, the Company may choose to raise additional capital through equity or debt financings to continue to fund its operations in the future. The Company cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that the Company’s drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on the Company’s future financial results, financial position and cash flows.

Based on the current status of its research and development plans, the Company believes that its existing cash, cash equivalents and investments will be sufficient to fund its cash requirements for at least the next 12 months after the issuance of the consolidated financial statements. If, at any time, the Company’s prospects for financing its research and development programs decline, the Company may decide to reduce research and development expenses by delaying, discontinuing or reducing its funding of one or more of its research or development programs. Alternatively, the Company might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s exposure to credit risk associated with non-payment is limited to its strategic partners Amgen Inc., (“Amgen”) and Astellas Pharma Inc., (“Astellas”) and any material non-payment from our partners would result in a material breach of the agreements underlying the strategic partnerships.

Drug candidates developed by the Company may require approvals or clearances from the U.S. Food and Drug Administration (“FDA”) or other regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was to be denied approval or clearance or any such approval or clearance was to be delayed, it would have a material adverse impact on the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Investments

Available-for-sale investments.     The Company’s investments consist of U.S. Treasury securities, agency bonds, and money market funds. The Company designates all investments as available-for-sale and therefore reports them at fair value, based on quoted marked prices, with unrealized gains and losses recorded in accumulated other comprehensive loss. The cost of securities sold is based on the specific-identification method. Investments with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Recognized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Interest and dividends on securities classified as available-for-sale are included in Interest and other, net.

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

Impairment of Long-lived Assets

Long-lived assets, the Company reviews long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company would recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are materially less than its carrying amount.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue after the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for research performed and milestones met, and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Revenue under the Company’s strategic alliances are recognized based on the performance requirements of the alliance. Revenues may include research and development revenues earned for research and development activities, non-refundable license fees, milestones and royalties.

In order to account for multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control. A delivered item or items that do not qualify as a separate unit of accounting within the arrangement is combined with the other applicable undelivered items within the arrangement. For a combined unit of accounting, non-refundable upfront payments are recognized in a manner consistent with the final deliverable, generally ratably over the period we provide research and development services. If we determine that multiple deliverables exist for consideration received, the consideration is allocated to one or more units of accounting based upon the best estimate of the selling price (“BESP”), third-party evidence (“TPE”), or vendors specific objective evidence (“VSOE”) of each deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.

Amounts received in advance of our service performance are recorded as deferred revenue and are recognized as revenue as we perform services over estimated performance period. We review the estimated periods of performance. Our estimates of our performance period may change over the course of the collaboration term. Such a change in a current period could have a material impact on the amount of revenue we recognize in current and future periods.

Payments that are contingent upon achievement of a substantive event that can only be achieved based on our performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement, commonly referred to as a milestone, are recognized as revenue in their entirety in the period in which the milestone is achieved. Payments for a milestone must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Payments contingent upon achievement of events that are not considered substantive milestones are allocated to the respective arrangements unit of accounting when received and recognized as revenue based on the revenue recognition policy for that unit of accounting. Other contingent event-based payments received for which payments are the result of a collaborative partner’s performance are not considered milestones and recognized when the four criteria are met.

Research and development revenues and cost reimbursements are based upon negotiated rates for the Company’s full-time employee equivalents (“FTE”) and actual out-of-pocket costs. FTE rates are set based upon the Company’s costs, and which the Company believes approximate fair value. None of the revenues recognized to date are refundable if the relevant research effort is not successful. In arrangements in which both parties make payments to each other, the Company evaluates the payments for arrangements under which consideration is given to determine whether payments made by us will be recognized as a reduction of revenue or as expense. Revenue may be reduced by payments made by us to another party unless the Company receives a separate and identifiable benefit in exchange for the payments and the Company can reasonably estimate the fair value of the benefit received. In arrangements in which the Company is the primary obligor, the Company records payments from the other party as research and development revenue. If the Company is not the primary obligor, the Company records payments as a reduction of revenue.

Funds received from third parties under grant arrangements may be treated as revenue if the Company is deemed to be the principal participant in the grant arrangement where the activities under the grant are part of the Company’s development program. Otherwise, the funds received are recognized as a reduction to research and development expense. Non-refundable grant funds received are recognized when the related qualified research and development costs are incurred. Funds received in advance are deferred revenue.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preclinical Studies and Clinical Trial Accruals

A substantial portion of the Company’s preclinical studies and all of the Company’s clinical trials have been performed by third-party contract research organizations (“CROs”) and other vendors and our accruals for expenses for preclinical studies and clinical trials may be significant. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment, milestones achieved and percentage of work completed to date. The Company monitors patient enrollment levels and related activities to the extent practicable through internal reviews, correspondence and status meetings with CROs, and review of contractual terms. The Company depends on the timeliness and accuracy of data provided by its CROs and other vendors to accrue expenses. If the Company receives and relies on incomplete or inaccurate data accruals and expenses may be too high or too low at a given point in time and corresponding adjustments to accruals and expenses would be made in future periods when the actual expense becomes known.

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

The Company recognizes uncertain tax positions taken or expected to be taken on a tax return. Tax positions are initially recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.

Stock-Based Compensation

The Company calculates non-cash stock-based compensation for stock-based awards made to employees and directors, at the grant date based on the calculated fair value of the award, and recognizes expense on a straight-line basis over the requisite service period, generally the vesting period of the award. Stock compensation for non-employees is measured at the fair value of the award for each period until the award is fully vested. Compensation cost for restricted stock awards that contain performance conditions is based on the grant date fair value of the award and compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest.

The Company reviews the valuation assumptions at each grant date and, as a result, assumptions used to value awards in one period may differ significantly from another period. The assumptions used in estimating the fair value of share-based payment awards involve inherent uncertainties and the application of management judgment and represent management’s best estimates at the time the Company estimates the expected forfeiture rate and recognizes expense only for those shares expected to vest. If the actual forfeiture rate in the future is materially different from our estimate, stock-based compensation expense could be significantly different from what has been recorded in the current period.

During 2017, the Company adopted ASU No. 2016-09, Stock Compensation on a modified retrospective approach.  the Company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and recognizes previously unrecognized excess tax benefits upon adoption as a cumulative-effect adjustment in retained earnings. As of January 1, 2017, the Company recognized excess tax benefit of $0.7 million as an increase to deferred tax assets. This increase was fully offset by a valuation allowance. Accordingly, no cumulative-effect adjustment to retained earnings was recorded as of December 31, 2017. The Company estimates forfeitures expected to occur to determine stock-based compensation expense. The adoption of this aspect of the guidance did not have a material impact on our financial statements and disclosures.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cash Interest Expense on Liability Related to Sale of Future Royalties

The Company treated the Liability related to sale of future royalties as a debt financing, to be amortized under the effective interest rate method over the life of the related royalty stream.

The Liability related to sale of future royalties and the debt amortization are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent the Company’s future estimates of future royalty payments are greater or less than its previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will adjust the Liability related to sale of future royalties and prospectively recognize related non-cash interest expense.

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

In March 2016, the FASB issued ASU 2016-09, Stock compensation (Topic 718). ASU 2016-09 simplifies various aspects of accounting for share-based payments and presentation in the financial statements. During the three months ended March 31, 2017, the Company adopted ASU No. 2016-09 on a modified retrospective approach. The guidance requires us to recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and recognize previously unrecognized excess tax benefits upon adoption as a cumulative-effect adjustment in retained earnings, which eliminates the need to track unrecognized excess tax benefits for both new and existing awards. As of January 1, 2017, the Company recognized excess tax benefit of $0.7 million as an increase to deferred tax assets related to tax loss carryover. However, the entire amount was offset by a full valuation allowance. Accordingly, no cumulative-effect adjustment to retained earnings was recorded as of December 31, 2017. The Company will maintain its current forfeiture policy to estimate forfeitures expected to occur to determine stock-based compensation expense. The adoption of this aspect of the guidance did not have a material impact on our financial statements and disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will become effective and the Company will adopt the standard on January 1, 2018. The standard permits the use of either the modified retrospective

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method or full retrospective approach for all periods presented. The Company currently anticipates adopting the standard using the modified retrospective method. The Company has performed a preliminary assessment and continues to evaluate the impact of the pending adoption of the new revenue standard on its consolidated financial statements and has determined that the collaborations with both Amgen and Astellas are within its scope. Upon completion of the Company’s analysis, the Company will determine the cumulative effect of initially applying the new standard, including areas we expect to be impacted such as license-related revenue and payments in connection with the Co-invest Option. The Company is also currently updating its accounting policy and designing and implementing the necessary changes to processes and controls to account for revenue under the new standard and anticipates completing its implementation in connection with its first quarter 2018 interim financial statements.

Note 2 — Net (Loss) Income Per Share

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

	Years Ended December 31,
	2017	2016	2015
Net (loss) income	$(127,790)	$16,453	$(37,501)
Weighted-average shares used in computing net (loss) income per share — basic	49,404	39,943	38,814
Effect of dilutive securities:
Warrants to purchase common stock	—	2,019	—
Options to purchase common stock	—	409	—
Restricted stock units	—	181	—
Shares issuable related to the ESPP	—	9	—
Dilutive potential common shares	—	2,618	—
Weighted-average shares used in computing net (loss) income per share — diluted	49,404	42,561	38,814
Net (loss) income per share — basic	$(2.59)	$0.41	$(0.97)
Net (loss) income per share — diluted	$(2.59)	$0.39	$(0.97)

The following instruments were excluded from the computation of diluted net (loss) income per share for the periods presented because their effect would have been antidilutive (in thousands):

	December 31,
	2017	2016	2015
Options to purchase common stock	5,957	3,688	4,835
Warrants to purchase common stock	100	—	5,641
Restricted and Performance stock units	457	—	757
Shares issuable related to the ESPP	20	—	16
Total shares	6,534	3,688	11,249

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents — U. S. Treasury securities and money market funds	$111,501	$—	$—	$111,501
Short-term investments — U.S. Treasury securities and Agency bonds	$143,895	$—	$(210)	$143,685
Long-term investments — Equity and U.S. Treasury securities	$16,538	$—	$(20)	$16,518

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents — U. S. Treasury securities and money market funds	$55,658	$—	$—	$55,658
Short-term investments — U.S. Treasury securities	$89,396	$2	$(23)	$89,375
Long-term investments — Equity and U.S. Treasury securities	$7,513	$176	$(17)	$7,672

As of December 31, 2017, the Company’s long-term investments in U.S. Treasury securities have maturity dates less than 1.5 years. As of December 31, 2017, none of the investments were other-than temporarily impaired, no investment was in a continuous unrealized loss position for more than one year, unrealized losses were not due to change in credit risk and the Company believes investments with an unrealized loss would be held until maturity.

Note 4 — Fair Value Measurements

The Company values its financial assets and liabilities at fair value, defined as the price that would be received for assets when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 — Unobservable inputs, for which there is little or no market data for the assets or liabilities, such as internally-developed valuation models.

Financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016 are classified in the table below in one of the three categories described above (in thousands):

	December 31, 2017
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Assets:
Money market funds	$51,001	$—	$—	$51,001
U.S. Treasury securities	165,801	—	—	165,801
Agency bonds	—	54,329		54,329
Equity securities	573	—	—	573
Total	$217,375	$54,329	$—	$271,704
Amounts included in:
Cash and cash equivalents	$111,501	$—	$—	$111,501
Short-term investments	89,356	54,329	—	143,685
Long-term investments	16,518	—	—	16,518
Total	$217,375	$54,329	$—	$271,704

	December 31, 2016
	Fair Value Measurements Using			Assets
	Level 1	Level 2	Level 3	At Fair Value
Assets:
Money market funds	$52,657	$—	$—	$52,657
U.S. Treasury securities	99,872	—	—	99,872
Equity securities	176	—	—	176
Total	$152,705	$—	$—	$152,705
Amounts included in:
Cash and cash equivalents	$55,658	$—	$—	$55,658
Short-term investments	89,375	—	—	89,375
Long-term investments	7,672	—	—	7,672
Total	$152,705	$—	$—	$152,705

 The carrying amount of the Company’s accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of December 31, 2017 and December 31, 2016, the fair value of the long-term debt, payable in installments through year ended 2020, approximated its carrying value of $31.8 million and $29.9 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

As of December 31, 2017, the fair value of liability related to the sale of future royalties is based on the Company’s current estimates of future royalties expected to be paid to RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, over the life of the arrangement, which are considered Level 3 (See Note 9 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Balance Sheet Components

Property and equipment balances were as follows (in thousands):

	December 31,
	2017	2016
Property and equipment, net:
Laboratory equipment	$17,100	$16,742
Computer equipment and software	2,890	2,699
Office equipment, furniture and fixtures	1,137	856
Leasehold improvements	5,067	4,458
Total property and equipment	26,194	24,755
Less: Accumulated depreciation and amortization	(22,626)	(21,118)
Total property and equipment, net	$3,568	$3,637

Depreciation expense was $1.9 million, $0.7 million and $0.6 million for the years ended December 31, 2017, 2016, and 2015 respectively.

Accrued liabilities were as follows (in thousands):

	December 31,
	2017	2016
Accrued liabilities:
Clinical and preclinical costs	$8,370	$10,092
Bonus	4,054	3,800
Other payroll related	2,207	1,888
Other accrued expenses	1,426	897
Consulting and professional fees	1,335	698
Leasehold improvements	—	672
Total accrued liabilities	$17,392	$18,047

The Company sponsors a 401(k) defined contribution plan covering all employees. In 2017, 2016 and 2015, employer contributions to the 401(k) plan were $0.5 million, $0.5 million and $0.4 million, respectively.

Note 6 — Research and Development Arrangements

Amgen Inc. (“Amgen”)

The Company and Amgen collaborate on a worldwide basis to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure under the Collaboration and Option Agreement dated December 29, 2006, as amended (the “Amgen Agreement”). Amgen is responsible for the development and commercialization of omecamtiv mecarbil and related compounds at its expense worldwide, subject to the Company’s development and commercialization participation rights. The Company recognizes research and development revenue from Amgen for reimbursement of internal costs of certain full-time employee equivalents, supporting a collaborative research program directed to the discovery of next-generation cardiac sarcomere activator compounds and the development program for omecamtiv mecarbil, and other costs related to the research and development program.

In 2016, Amgen and Les Laboratories Servier and Institut de Researches Servier (“Servier”) announced Servier’s decision to exercise its option to commercialize omecamtiv mecarbil in Europe as well as the Commonwealth of Independent States (“CIS”), including Russia. The option and related commercialization sublicense to Servier is subject to the terms and conditions of the Amgen Agreement. Amgen remains responsible for the performance of its obligations under the Amgen Agreement, including the payment of milestones and royalties relating to the development and commercialization of omecamtiv mecarbil in Europe and the CIS.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Amgen Agreement, the Company is eligible to receive development milestone payments which are based on various clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the receipt of such approvals. Additionally, the Company is eligible to receive commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due. The achievement of each of these milestones is dependent upon the results of Amgen’s development and commercialization activities.

The Company provided notice of its exercise of its option to co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan (the “Co-invest Option”). Through December 31, 2017, the Company paid $21.3 million of the $40.0 million co-investment and the remaining $18.8 million is scheduled to be paid quarterly through the third calendar quarter of 2018. Because these Co-Investment Option payments are contingent on Amgen continuing the development program of omecamtiv mecarbil and the benefit to be received in exchange for these payments are not sufficiently separable from the Amgen Agreement, the payments made are recorded as contra-revenue to research and development revenues.

Revenue from Amgen

Revenue from Amgen for the years ended December 31, 2017, 2016, and 2015 was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development revenues
Reimbursement of internal costs	$1,279	$2,466	$2,460
Research and development milestone fees	11,000	26,666	—
Co-invest option payment	(20,000)	(1,250)	—
Allocated consideration	—	—	21
Total net revenues from Amgen	$(7,721)	$27,882	$2,481

Accounts receivable due from Amgen was $1.0 million at December 31, 2017 and zero at December 31, 2016.

During the year ended December 31, 2017, the Company recognized $11.0 million in milestone fees, consisting of $10.0 million related to the start in Japan of GALACTIC-HF, the Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil and $1.0 million related to a next-generation cardiac muscle activator that was nominated as a development candidate by the Joint Research Committee. During the year ended December 31, 2016, the Company recognized $26.7 million in development milestone fees related to the start of GALACTIC-HF as the Company has no remaining deliverables under the Amgen Agreement.

Prior to April 1, 2017, the Company considered Amgen to be a related party, due in part to Amgen’s equity ownership percentage, and reported revenue under the Amgen Agreement as revenues from a related party. Effective April 1, 2017, in part due to a decrease in Amgen’s equity ownership percentage, the Company no longer considers Amgen to be a related party.

Astellas Pharma Inc. (“Astellas”)

In 2013, the Company and Astellas entered into a license and collaboration agreement under which the Company granted Astellas an exclusive license to co-develop and jointly commercialize reldesemtiv, a fast skeletal muscle troponin activator (“FSTA”), for potential application in non-neuromuscular indications worldwide (the “Original Astellas Agreement”). In 2014, the Company and Astellas amended and restated the license and collaboration agreement and expanded the objective of the collaboration to include spinal muscular atrophy (“SMA”) and potentially other neuromuscular indications for reldesemtiv and other FSTAs, in addition to the non-neuromuscular indications provided for in the Original Astellas Agreement (the “2014 Astellas Agreement”). In 2016, Cytokinetics and Astellas further amended the collaboration agreement to expand the collaboration to include the development of reldesemtiv for the potential treatment of ALS, as well as the possible development in ALS of other FSTAs previously licensed by us to Astellas (“2016 Astellas Amendment”). Together, these agreements and amendments are referred to as the Astellas Agreement.

In collaboration with Astellas, the Company is conducting two Phase 2 clinical trials of reldesemtiv, one in patients with spinal muscular atrophy (“SMA”) and one in patients with amyotrophic lateral sclerosis (“ALS”), called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS).

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and Astellas share equally the costs of developing reldesemtiv in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of reldesemtiv in ALS subject to a right to recoup the Company’s share of such costs plus a 100% premium by reducing future milestone and royalty payments to the Company and (ii) the Company may defer (but not eliminate) a portion of its co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions.

In the years ended December 31, 2017, 2016 and 2015, the Company has recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents supporting collaborative research and development programs, and of other costs related to those programs.

In 2015, in connection with the 2014 Astellas Agreement, Astellas paid the Company a $30 million non-refundable upfront license fee and a $15.0 million milestone payment relating to Astellas’ decision to advance reldesemtiv into Phase 2 clinical development. The Company determined that the license and did not have stand-alone value and that the research and development services relating to the 2014 Astellas Agreement are a single unit of accounting. Accordingly, the Company recognizes this license fee as revenue over the specified term of the deliverables using the proportional performance model.

In 2016, in connection with the 2016 Astellas Amendment, Astellas paid the Company $50.0 million, consisting of a $35.0 million non-refundable upfront amendment fee (the “ALS License”) and an accelerated $15.0 million milestone payment for the initiation of the first Phase 2 clinical trial of reldesemtiv in ALS and committed consideration for additional research services (“Additional Research Services”) of $5.1 million and consideration for development services in ALS through Phase 2 activities (“ALS Development Services”) of $39.1 million, for total arrangement consideration of $94.2 million (the “Arrangement Consideration”).

In 2016, the Company considered the 2016 Astellas Amendment to be a modification of the 2014 Astellas Agreement. At that time, the remaining deliverables under the 2014 Astellas Agreement were: (1) the SMA license; (2) Research Services in connection with the Research Plan; and (3) SMA Development Services in connection with the Development Plan. The Company evaluated the components and consideration of the 2016 Astellas Amendment and determined that the 2016 deliverables had standalone value and are delivered at fair value. Therefore, no reallocation of consideration to the 2014 deliverables was performed.

The Company determined that the deliverables under the 2016 Astellas Amendment included the ALS License, the ALS Development Services and the Additional Research Services and that these three deliverables were two units of accounting with stand-alone value: (1) the ALS License and (2) the Additional Research Services and ALS Development Services (“Research and ALS Development Services”). The ALS License had stand-alone value because (i) Astellas received a worldwide license for ALS to perform further research in the field of ALS, to develop and use reldesemtiv and to make, have make, sell or otherwise commercialize reldesemtiv in ALS; (ii) Astellas received the right to sublicense the rights to reldesemtiv in ALS to a third party; and (iii) Astellas had the technical capabilities to advance further development on reldesemtiv in ALS without the continued involvement of the Company. The Company determined that the ALS Development Services and the Additional Research Services did not have standalone value and combined these two deliverables into one unit of accounting.

The Company allocated the Arrangement Consideration among the two units of accounting on a relative fair value basis using the best estimated selling price (“BESP”), as follows (in millions):

	Allocated Consideration	Upfront Revenue Recognition	Revenue Recognition over Performance Period
Units of Accounting:
ALS License	$74.9	$50.0	$24.9
Research and ALS Development Services	19.3	—	19.3
Total consideration	$94.2	$50.0	$44.2

The BESP of the ALS License was determined using a discounted cash flow, risk adjusted for probability of success. The BESP of the Research and ALS Development Services was determined using estimated research and development costs included in a research and development program plan approved by the Company and Astellas.

Since the $50 million upfront consideration was less than the $74.9 million consideration allocated to the ALS License, the Company recognized $50.0 million of upfront consideration as license revenue in 2016 and records license revenue for the remaining $24.9 million as an allocation from research and development services and $19.3 million as research and development revenues, as those research and development services are performed, using the proportional performance model over the development term, through the completion of the ALS Development Services.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Astellas’ Option on Tirasemtiv

In 2016, Astellas paid the Company a $15.0 million non-refundable option fee for an option for a global collaboration for the development and commercialization of tirasemtiv (the “Option on Tirasemtiv”).

While Astellas holds the Option on Tirasemtiv, the Company is responsible for the development of tirasemtiv at its own expense and retains the final decision making authority on the development of tirasemtiv. Therefore, the Company concluded that it had no obligation to Astellas related to any development services pursuant to the Option on Tirasemtiv.

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

In 2016, the Company concluded that the Option on Tirasemtiv was a substantive option, and is therefore not considered a deliverable at the execution of the 2016 Astellas Amendment. The Company determined that the License on Tirasemtiv is contingent upon the exercise of the Option on Tirasemtiv, and is therefore not effective during the periods presented, since the option has not been exercised as of the latest balance sheet date. In addition, the Company did evaluate the consideration set to be received for the License on Tirasemtiv in relation to the fair value of the License on Tirasemtiv, and determined that it was not being provided at a significant incremental discount.

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

Revenue and deferred revenue from Astellas

Research and development revenue from Astellas in the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
License revenues	$8,799	$62,171	$13,918
Research and development revenues	11,934	15,110	12,184
Total Revenue from Astellas	$20,733	$77,281	$26,102

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenue reflecting the unrecognized portion of the license revenue, option fee and payment of expenses from the Astellas Agreement was as follows (in thousands):

	December 31, 2017	December 31, 2016
Deferred revenue, current	$9,572	$8,060
Deferred revenue, non-current	$15,000	$15,000

Under the Astellas Agreement, additional research and early and late state development milestone payments which are based on various research and clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the commercial launch of collaboration products could total over $600.0 million, including up to $95.0 million relating to reldesemtiv in non-neuromuscular indications, and over $100.0 million related to reldesemtiv in each of SMA, ALS and other neuromuscular indications. Additionally, $200.0 million in commercial milestones could be received under the Astellas Agreement provided certain sales targets are met. The achievement of each of the late stage development milestones and the commercialization milestones were determined to be dependent solely upon the results of Astellas’ development activities and therefore these potential milestone payments were not deemed to be substantive. The Company is eligible to receive up to $2.0 million in research milestone payments under the collaboration for each future potential drug candidate. The Company believes that each of the milestones related to research under the Astellas Agreement is substantive and can only be achieved with the Company’s past and current performance. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due.

Note 7 — Other Research and Development Revenue Arrangements Grants

In July 2015, The ALS Association (the “ALSA Grant”) awarded to the Company a $1.5 million grant to support the conduct of VITALITY-ALS as well as the collection of clinical data and plasma samples from patients in VITALITY-ALS in order to help advance the discovery of potentially useful biomarkers in ALS. On August 28, 2015, the Company achieved its first milestone under the ALSA Grant which triggered a payment of $0.5 million in accordance with the ALSA Grant. The Company recorded $0.3 million, $1.1 million, and $0.1 million, as grant revenue as qualified expenses were incurred, for years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Company had no deferred revenue under the ALSA Grant, reflecting the unrecognized portion of the grant revenue.

Note 8 — Long-Term Debt

Long-term debt and unamortized debt discount balances are as follows (in thousands):

	December 31,
	2017	2016
Notes payable, gross	$32,000	$30,000
Less: Unamortized debt discount	(325)	(472)
Accretion of final exit fee	102	353
Carrying value of notes payable	31,777	29,881
Less: Current portion of long-term debt	—	(2,500)
Long-term debt	$31,777	$27,381

In October 2017, the Company entered into a Second Amendment to Loan and Security Agreement (the “Amended Loan Agreement”) with Oxford Finance LLC and Silicon Valley Bank to amend the Loan Agreement entered into in October 2015. Per the terms of the Amended Loan Agreement, upon closing, the Company immediately drew $32.0 million and retired the Company’s existing debt outstanding of $30.0 million under the existing Loan Agreement, and approximately $0.5 million related to the accrued portion of the final payment fee under the Loan Agreement. Payments on the new outstanding loan balance of $32.0 million will be interest only through May 2019, followed by 41 months of equal monthly payments of interest and principal. The Company will be required to make a final payment upon loan maturity of 6.5% of the amounts advanced. The interest rate under the Amended Loan Agreement is the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate.

In October 2015, the Company issued warrants to purchase 65,189 shares of the Company’s common stock at an exercise price of $6.90 and in February 2016, the Company issued warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share. In January 2017, the Company issued 16,126 shares of common stock related to cashless exercises of some of these warrants. The loan carries prepayment penalties of 3% and 2% for prepayment within one and two years, respectively, of the loan

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

origination and 1% thereafter. The warrants issued in the Loan Agreement became exercisable upon issuance and will remain exercisable for five years from issuance or the closing of a merger consolidation transaction in which the Company is not the surviving entity.

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

Future minimum payments under the Loan, as of December 31, 2017 are as follows (in thousands):

2018	$2,615
2019	7,963
2020	11,187
2021	10,417
2022	10,176
Total minimum payments	42,358
Less: Interest and final payment	(10,358)
Notes payable, gross	$32,000

Note 9 - Liability Related to Sale of Future Royalties

In February 2017, the Company entered into a Royalty Purchase Agreement (the “Royalty Agreement”) with RPI, an entity related to Royalty Pharma. Under the Royalty Agreement, the Company sold a portion of the Company’s right to receive royalties on potential net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million (the “Royalty Monetization”). The Royalty Monetization is non-refundable, even if omecamtiv mecarbil is never commercialized. The Company accounts for the Royalty Monetization as a liability reported as Liability related to sale of future royalties, primarily because the Company has significant continuing involvement in generating the royalty stream under the Amgen Agreement, including the Company’s option to co-invest in the Phase 3 development program of omecamtiv mecarbil. The Liability related to sale of future royalties is accreted to the expected future cash flows using the interest method at an effective pre-tax annual interest rate of approximately 17%.

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

The Company concluded that there are two units of accounting for the Royalty Monetization and the RPI Common Stock: (1) the liability related to sale of future royalties and (2) the RPI Common Stock. The Company allocated the $90 million from the Royalty Monetization and the $10 million from the RPI Common Stock among the two units of accounting on a relative fair value basis. The Company determined the fair value for the liability related to sale of future royalties at the time of the Royalty Monetization to be $96.7 million, including the then statutory tax rate of 35%. As of December 31, 2017, the Company determined the fair value should be increased to $131.6 million due to the new statutory effective tax rate of 21%.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the time of the Royalty Monetization, the Company allocated the transaction consideration on a relative fair value basis to the liability and the common stock, as follows (in millions):

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

The following table shows the activity within liability related to sale of future royalties during the year ended December 31, 2017 (in thousands):

Liability related to sale of future royalties at February 1, 2017	$92,300
Non-cash interest expense recognized	13,980
Liability related to sale of future royalties at December 31, 2017	106,280
Less: Unamortized transaction costs	(1,630)
Carrying value of liability related to sale of future royalties at December 31, 2017	104,650

Note 10 — Commitments and Contingencies

Commitments

Operating Lease

The Company leases office space under a non-cancelable operating lease that expires in 2021. The lease terms provide for rental payments on a graduated scale and the Company’s payment of certain operating expenses. The Company recognizes rent expense on a straight-line basis over the lease period.

Rent expense was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Rent expense	$3,627	$3,448	$3,297

As of December 31, 2017, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

2018	$3,789
2019	4,682
2020	4,846
2021	2,465
Total	$15,782

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Co-investment option

The Company provided notice to Amgen of its exercise of its option under the Amgen Agreement to fully co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan and the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities. Quarterly co-investment payments are contingent on Amgen continuing the Phase 3 development program of omecamtiv mecarbil. As of December 31, 2017, a total of $18.8 million is scheduled to be paid through the third calendar quarter of 2018.

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

In December 2014, the Company filed a lawsuit alleging fraudulent inducement, breach of contract and negligence on the part of a contract research organization for BENEFIT-ALS. In 2016, the Company received $4.5 million related to the settlement with that contract research organization and classified the payment as a reduction of R&D expense.

Note 11 — Stockholders’ Equity

Committed Equity Offering

In September 2015, the Company entered into a Committed Equity Offering (an “CE Offering”) that is an at-the-market issuance sales agreement (the “Cantor Fitzgerald Agreement”) with Cantor Fitzgerald & Co. During 2015, the Company issued 808,193 shares under the CE Offering for total net proceeds of $8.9 million. During 2017, the Company issued 2,425,625 shares of common stock under the Cantor Fitzgerald Agreement for net proceeds totaling $29.9 million and completed the CE offering.

Warrants

Pursuant to the Loan Agreement described in Note 8 “Long Term Debt,” the Company issued warrants to purchase 65,189 shares of the Company’s common stock at an exercise price of $6.90 per share and additional warrants to purchase 68,285 shares of the Company’s common stock at an exercise price of $6.59 per share. In January 2017, the Company issued 16,126 shares of common stock related to cashless exercises of some of these warrants. At December 31, 2017, 100,106 warrants with a weighted average exercise price of $6.74 per share were outstanding.

In June 2012, the Company issued warrants with expiration in June 2017 pursuant to public offerings of our securities in 2012.    In 2017 and 2016, the Company issued 3,450,122 and 834,998 shares of common stock for exercises of these warrants, respectively.

Equity Incentive Plan

The Company’s amended and restated 2004 Equity Incentive Plan (the “2004 Plan”) provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, restricted stock units, performance shares and performance units to employees, directors and consultants. Options may be granted at prices not lower than 100% of the fair market value of the common stock on the date of grant for nonstatutory stock options and incentive stock options and may be granted for terms of up to ten years from the date of grant. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. At the May 2017 Annual Meeting of Stockholders, the number of shares of common stock authorized for issuance under the 2004 Plan was increased by

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.9 million. As of December 31, 2017, there were 3.8 million shares of common stock reserved and available for issuance under the 2004 Plan.

Stock Options

Stock Option Activity under the Equity Incentive Plan was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price per Share - Stock Options	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	5,192,813	$9.27
Options granted	1,310,674	11.74
Options exercised	(264,164)	7.26
Options forfeited/expired	(281,865)	24.45
Balance at December 31, 2017	5,957,458	$9.19	6.61	$4,287
Exercisable at December 31, 2017	4,019,836	$9.01	5.65	$3,300
Vested and expected to vest as of December 31, 2017	5,866,326	$9.18	6.57	$4,250

Total intrinsic value of stock options exercised, calculated as the difference between the market value at the date of exercise and the exercise price of the shares, was $1.8 million, $0.2 million, and $0.1 million during the years ended December 31, 2017, 2016, and 2015, respectively. The market value as of December 31, 2017 was $8.15 per share as reported by NASDAQ. The weighted average grant date fair value of stock options granted was $7.95, $4.77 and $5.35 per share during the years ended December 31, 2017, 2016, and 2015, respectively.

The grant date fair value of option shares vested was $6.5 million, $4.9 million and $3.6 million in 2017, 2016 and 2015, respectively.

Restricted Stock Units

Restricted stock unit activity in 2017 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Unvested restricted stock units outstanding at December 31, 2016	64,502	7.19
Restricted stock units granted	269,000	10.60
Restricted stock units released	(43,500)	6.67
Restricted stock units forfeited	(4,500)	9.73
Unvested restricted stock units outstanding at December 31, 2017	285,502	10.44

Restricted stock units generally vest monthly over 48 months. For 2017, the fair value of restricted stock units vested, calculated based on the units vested multiplied by the closing price of the Common Stock on the date of vesting, was $1.5 million.

Share-based Awards that Contain Performance Conditions (“Performance Units”)

Performance unit activity in 2017 was as follows:

	Number of Shares	Weighted Average Award Date Fair Value per Share
Performance units outstanding at December 31, 2016	685,000	$7.00
Performance units granted	—	—
Performance units released	(171,250)	7.00
Performance units forfeited	(342,500)	7.00
Performance units outstanding at December 31, 2017	171,250	$7.00

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2015, the Company granted 685,000 Performance units with a grant date fair value of $7.00 per share. In 2017, performance criteria for the 342,500 Performance units were met, 171,250 of those units vested, and while remaining 171,250 are expected to vest in March 2018. In 2017, 342,500 Performance units were forfeited when the Company determined that the performance criteria for those units would not be met.

Valuation Assumptions

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

The fair value of share-based payments was estimated on the date of grant using the Black-Scholes option pricing model based on the following weighted average assumptions:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Employee Stock Options	ESPP	Employee Stock Options	ESPP	Employee Stock Options	ESPP
Risk-free interest rate	2.2%	1.3%	1.9%	0.5%	1.7%	0.3%
Volatility	74.0%	74.0%	74.0%	74.0%	79.4%	75.3%
Expected term in years	6.52	0.50	6.44	0.50	6.38	0.56
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

As of December 31, 2017, there was $11.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years, and there was $2.1 million of unrecognized compensation cost related to unvested restricted stock and performance stock units, which is expected to be recognized over a weighted-average period of 1.3 years. The fair value for restricted stock units is based on the closing price of the Company’s common stock on the grant date.

 Employee Stock Purchase Plans

Under the Company’s terminated 2004 Employee Stock Purchase Plan, employees purchased common stock of the Company up to a specified maximum amount at a price equal to 85% of the fair market value at certain plan-defined dates.

Under the Company’s 2015 Employee Stock Purchase Plan (the “2015 ESPP”) employees may purchase common stock of the Company up to a specified maximum amount at a price equal to 85% of the fair market value at certain plan-defined dates.

The Company issued 120,959, 129,604 and 21,167 shares of common stock during 2017, 2016 and 2015, respectively, pursuant to these plans at an average price of $9.65, $7.08 and $3.24 per share, in 2017, 2016 and 2015, respectively.

At December 31, 2017 the Company had 398,439 shares of common stock reserved for issuance under the 2015 ESPP.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-cash Stock-Based Compensation

The Company recognizes non-cash stock-based compensation expense for share-based payment awards made to employees, non-employees and directors, including employee stock options, and employee stock purchases. Under this guidance, stock-based compensation cost is measured at the grant date based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award.

The following table summarizes non-cash stock-based compensation related to stock options, restricted stock unit, and restricted stock units that contain performance criteria, as well as activity under the 2004 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research and development	$5,656	$4,252	$1,828
General and administrative	3,372	2,894	2,739
Stock-based compensation included in operating expenses	$9,028	$7,146	$4,567

In connection with services rendered by non-employees, the Company recorded stock-based compensation expense of $532,000, $147,000, and $27,000 in 2017, 2016 and 2015, respectively.

Note 12 — Income Taxes

The Company did not record an income tax provision in the years ended December 31, 2017, 2016, and 2015 because the Company either had net taxable losses or was able to utilize tax attributes to offset taxable income.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Years Ended December 31,
	2017	2016	2015
Tax at federal statutory tax rate	(34)%	34%	(34)%
State income tax, net of federal tax benefit	—	2%	0%
State Apportionment	—	(7)%	0%
Tax credits (net)	(8)%	(32)%	(7)%
Federal statutory rate reduction	51%	—	—
Deferred tax assets (utilized) not benefited	(10)%	(15)%	37%
Stock-based compensation	—	7%	2%
NOL Expiration	—	9%	2%
Other	1%	2%	0%
Total	0%	0%	0%

The significant jurisdictions in which the Company files income tax returns are the United States and California. The Company is subject to income tax examination for all fiscal years since inception. Income (loss) before taxes includes the following components (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$(127,235)	$16,453	$(37,501)
Foreign	(555)	—	—
Total	$(127,790)	$16,453	$(37,501)

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities were as follows (in thousands):

	As of December 31,
	2017	2016	2015
Deferred tax assets:
Net operating loss ("NOL") carryforwards	$98,630	$146,961	$153,251
Tax credits	64,185	46,998	38,742
Liability related to sale of future royalties	24,593	—	—
Reserves and accruals	10,524	10,258	12,899
Capitalized R&D	6,432	11,675	13,150
Depreciation and amortization	546	766	769
Total deferred tax assets	204,910	216,658	218,811
Less: Valuation allowance	(204,910)	(216,658)	(218,811)
Net deferred tax assets	$—	$—	$—

At December 31, 2017, federal NOL carryforwards were $382.8 million and apportioned state NOL carryforwards before federal benefits were $244.8 million. If not utilized, the federal and state operating loss carryforwards will begin to expire in various amounts beginning 2022 and 2028, respectively.

At December 31, 2017, tax credits were $61.1 million and $14.7 million for federal and state income tax purposes, respectively and consisted of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. California based credit carryforwards do not expire.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes the Company’s historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting the Company’s future results and an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, the Company maintained a full valuation allowance on the net deferred tax assets as of December 31, 2017, 2016, and 2015. The valuation allowance decreased by $11.7 million in 2017, decreased by $2.1 million in 2016, and increased by $13.9 million in 2015.

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. The Company does not believe it has experienced an ownership change since 2006. The Company expects a portion of its NOLs and tax credits from prior to 2007 will be subject to limitations under Section 382.

Activity related to the Company’s gross unrecognized tax benefits were (in thousands):

	Years Ended December 31,
	2017	2016
Balance at the beginning of the year	$7,565	$6,715
Decrease related to prior year tax positions	-	5
Increase related to current year tax positions	1,800	845
Balance at the end of the year	$9,365	$7,565

The significant jurisdictions in which the Company files income tax returns are the United States and California. The Company is subject to income tax examination for all fiscal years since inception. Included in the balance of unrecognized tax benefits as of December 31, 2017, 2016, and 2015 are $8.1 million, $6.3 million and $5.5 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% (the “Rate Reduction”) effective for tax years beginning after December 31, 2017. The Company reduced deferred tax assets at December 31, 2017 for the effect of the Rate Reduction. The Rate Reduction did not impact the Company's provision for income taxes for 2017 due to the full valuation allowance on deferred tax assets.

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company determined that $68.3 million of the reduction in deferred tax assets resulting from Rate Reduction was both provisional and a reasonable estimate at December 31, 2017. Additionally, the Company is still in the process of analyzing certain provisions of the Act including the application of new executive compensation limitation provisions under Internal Revenue Section 162(m). These items are subject to revisions from further analysis of the Tax Act and interpretation of any additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies.

Note 13 — Interest and Other Income, Net

Interest and other income, net for the years ended December 31, 2017, 2016, and 2015, primarily consisted of interest income generated from the Company’s cash, cash equivalents and investments.

Note 14 — Quarterly Financial Data (Unaudited)

Quarterly results were as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Total revenues, net	$4,153	$3,053	$6,180	$(18)
Net loss	(25,867)	(29,081)	(32,357)	(40,484)
Net loss per share — basic and diluted	$(0.62)	$(0.60)	$(0.60)	$(0.75)
2016
Total revenues, net	$8,421	$5,802	$59,047	$33,138
Net income (loss)	(12,455)	(11,611)	33,362	7,157
Net income (loss) per share — basic	$(0.31)	$(0.29)	$0.84	$0.18
Net income (loss) per share —diluted	$(0.31)	$(0.29)	$0.77	$0.16

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013. Our management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.    Our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Cytokinetics have been detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors” and “Executive Officers.”

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

The information required by this item is incorporated by reference from the applicable information set forth in “Certain Relationships and Related Party Transactions” and “Corporate Governance” which will be included in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements (included in Part II of this report):
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets
•	Consolidated Statements of Comprehensive Loss
•	Consolidated Statements of Stockholders’ Equity
•	Consolidated Statements of Cash Flows
•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules:

None — All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:
Item 16.	Form 10-K Summary

None.

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.3	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

10.1+	Amended and Restated 2004 Equity Incentive Plan	10-Q	000-50633	August 5, 2015	10.2

10.2+	2015 Employee Stock Purchase Plan	10-Q	000-50633	August 5, 2015	10.42

10.3	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.5

10.4	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.6

10.5	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.7

10.6	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.8

10.7	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.9

10.8	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.10

10.9	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen	S-1	333-112261	January 27, 2004	10.11

10.10	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership	S-1	333-112261	January 27, 2004	10.12

10.11	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.13

10.12	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.14

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

10.13	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.15

10.14*	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2007	10.63

10.15	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

10.17+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.18+	Form of Executive Employment Agreement between the Company and its executive officers	10-Q	000-50633	August 5, 2008	10.68

10.19*	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.62

10.20*	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.63

10.21*	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.65

10.22*	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.67

10.23+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.24	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership	10-K	000-50633	March 11, 2011	10.65

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

10.25*	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 11, 2011	10.66

10.26+	2015 Compensation Information for the Company’s Named Executive Officers	8-K	000-50633	March 2, 2015	10.1

10.27+	Form of Option Agreement	10-K	000-50633	March 15, 2013	10.46

10.28+	Form of Restricted Stock Unit Award Agreement	10-K	000-50633	March 15, 2013	10.47

10.29	Common Stock Purchase Agreement dated June 11, 2013, by and between the Company and Amgen Inc.	8-K	000-50633	June 12, 2013	10.48

10.30*	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	August 7, 2013	10.46

10.31+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.32	Common Stock Purchase Agreement by and between the Company and Astellas Pharma Inc. dated December 22, 2014	8-K	000-50633	December 23, 2014	10.46

10.33*	Amended and Restated License and Collaboration Agreement, dated December 22, 2014, by and between the Company and Astellas Pharma Inc.	10-K	000-50633	March 6, 2015	10.40

10.34*	Amendment No. 7, dated March 19, 2015, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	May 4, 2015	10.41

10.35	Controlled Equity Offering Sales Agreement, dated as of September 4, 2015, by and between the Company and Cantor Fitzgerald & Co.	8-K	000-50633	September 4, 2015	10.43

10.36*	Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	10.40

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

10.37	Fourth Amendment to Build to Suit Lease, dated March 1, 2016, by and between the Company and Britannia Pointe Grand Limited Partnership	10-Q	000-50633	May 5, 2016	10.41

10.38*	Amendment to the Amended and Restated License and Collaboration Agreement between the Company and Astellas Pharma Inc., dated July 27, 2016	10-Q/A	000-50633	January 20, 2017	10.42

10.39*	Letter of Agreement by and between the Company and Amgen Inc. and Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated August 29, 2016	10-Q	000-50633	November 3, 2016	10.43

10.40*	Royalty Purchase Agreement by and between the Company and RPI Finance Trust, dated February 1, 2017	10-K	000-50633	March 6, 2017	10.44

10.41	Common Stock Purchase Agreement by and between the Company and RPI Finance Trust, dated February 1, 2017	10-K	000-50633	March 6, 2017	10.45

10.42*	Amendment to Collaboration Agreement between the Company and Astellas Pharma Inc., dated April 11, 2017	10-Q	000-50633	August 4, 2017	10.1

10.43	Amendment to the Amended and Restated 2004 Equity Incentive Plan	10-Q	000-50633	November 3, 2017	10.1

10.44	Controlled Equity Offering Sales Agreement, dated as of November 3, 2017, by and between the Company and Cantor Fitzgerald & Co.	8-K	000-50633	November 6, 2017	10.1

10.45	Second Amendment to Loan and Security Agreement by and among the Company, Oxford Finance LLC and Silicon Valley Bank, dated as of October 27, 2017					X

10.46	Compensation Information for Named Executive Officers	8-K	000-50633	February 28, 2017	10.1

10.47	Fifth Amendment to Lease, dated December 18, 2017, by and between the Company and Britannia Pointe Grand Limited Partnership					X

Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

10.48**	Amendment to Collaboration Agreement between the Company and Astellas Pharma Inc., dated December 21, 2017					X

23.1	Consent of Independent registered public accounting firm					X

24.1	Power of Attorney (included in the signature page to this report)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1

Certifications of the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)

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

CYTOKINETICS, INCORPORATED

By:	/ S / ROBERT I. B LUM
Robert I. Blum President, Chief Executive Officer and Director

Dated: March 5, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert I. Blum, Ching Jaw, and Peter S. Roddy, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2018

/s/ CHING JAW Ching Jaw	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 5, 2018

/s/ PETER S. RODDY Peter S. Roddy	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 5, 2018

/s/ L. PATRICK GAGE, PHD. L. Patrick Gage, Ph.D.	Chairman of the Board of Directors	March 5, 2018

/s/ ROBERT CALIFF, M.D. Robert Califf, M.D.	Director	March 5, 2018

/s/ SANTO J. COSTA Santo J. Costa	Director	March 5, 2018

/s/ JOHN T. HENDERSON, M.B. CH.B. John T. Henderson, M.B. Ch.B.	Director	March 5, 2018

/s/ EDWARD KAYE, M.D. Edward Kaye, M.D.	Director	March 5, 2018

/s/ B. LYNNE PARSHALL, ESQ. B. Lynne Parshall, Esq.	Director	March 5, 2018

/s/ SANDFORD D. SMITH Sandford D. Smith	Director	March 5, 2018

/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director	March 5, 2018