Form 10-Q
period 2018-03-31
CYTOKINETICS INC
filed 2018-05-10
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2018: 54,197,546

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

 PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$115,011	$125,206
Short-term investments	136,443	143,685
Accounts receivable	37	1,112
Contract assets	18,550	—
Prepaid and other current assets	2,298	4,292
Total current assets	272,339	274,295
Long-term investments	4,015	16,518
Property and equipment, net	3,156	3,568
Other assets	416	429
Total assets	$279,926	$294,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,424	$5,253
Accrued liabilities	15,545	17,392
Contract liabilities	15,836	—
Deferred revenue, current	4,506	9,572
Other current liabilities	235	227
Total current liabilities	38,546	32,444
Long-term debt, net	31,954	31,777
Liability related to the sale of future royalties, net	108,792	104,650
Deferred revenue, non-current	—	15,000
Other long-term liabilities	1,035	1,097
Total liabilities	180,327	184,968
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	54	54
Additional paid-in capital	757,405	755,526
Accumulated other comprehensive income	489	343
Accumulated deficit	(658,349)	(646,081)
Total stockholders’ equity	99,599	109,842
Total liabilities and stockholders’ equity	$279,926	$294,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues:
Research and development, grant and other revenues, net	$3,585	$2,707
License revenues	1,683	1,446
Total revenues	5,268	4,153
Operating expenses:
Research and development	22,135	19,289
General and administrative	9,264	8,115
Total operating expenses	31,399	27,404
Operating loss	(26,131)	(23,251)
Interest expense	(863)	(745)
Non-cash interest expense on liability related to sale of future royalties	(4,129)	(2,307)
Interest and other income, net	842	436
Net loss	$(30,281)	$(25,867)
Net loss per share - basic and diluted	$(0.56)	$(0.62)
Weighted-average shares used to compute net loss per share — basic and diluted	54,062	41,578
Other comprehensive (loss) income:
Unrealized gain (loss) on available-for-sale securities, net	146	(145)
Comprehensive loss	$(30,135)	$(26,012)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(30,281)	$(25,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	4,129	2,307
Non-cash equity-related expense	2,403	1,922
Depreciation of property and equipment	673	421
Interest receivable and amortization on investments	96	—
(Gain) loss on disposal of equipment	—	(82)
Non-cash interest expense related to long-term debt	177	139
Changes in operating assets and liabilities:
Accounts receivable	1,075	(885)
Contract assets	3,212	—
Prepaid and other assets	1,406	(1,239)
Accounts payable	(2,831)	(726)
Accrued and other liabilities	1,067	151
Contract liabilities	(9,202)	—
Deferred revenue	(1,731)	2,915
Net cash used in operating activities	(29,807)	(20,944)
Cash flows from investing activities:
Purchases of investments	(24,224)	(132,770)
Sales and maturities of investments	44,621	21,858
Purchases of property and equipment	(261)	(1,388)
Net cash provided by (used in) in investing activities	20,136	(112,300)
Cash flows from financing activities:
Public offerings of common stock, net of issuance costs	—	17,355
Sale of future royalties, net of issuance costs	—	90,621
Issuance of common stock related to sale of future royalties, net of issuance costs	—	7,560
Issuance of equity for stock-based awards and warrants, net	(524)	198
Net cash provided by (used in) financing activities	(524)	115,734
Net decrease in cash and cash equivalents	(10,195)	(17,510)
Cash and cash equivalents, beginning of period	125,206	66,874
Cash and cash equivalents, end of period	$115,011	$49,364

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $658.3 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

We are subject to risks common to late stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us. To date, we have funded operations primarily through sales of its common stock, contract payments under our collaboration agreements, sale of future royalties, debt financing arrangements, sales of our convertible preferred stock, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of our drug candidates. As a result, we may choose to raise additional capital through equity or debt financings to continue to fund operations in the future. We cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

Based on the current status of our research and development activities, we believe that our existing cash, cash equivalents and investments will be sufficient to fund cash requirements for at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. If, at any time, our prospects for financing research and development programs decline, we may decide to reduce research and development expenses by delaying, discontinuing or reducing funding of one or more of our research or development programs. Alternatively, we might raise funds through strategic collaborations, public or private financings or other arrangements. Such funding, if needed, may not be available on favorable terms, or at all. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial position at March 31, 2018 and the results of our operations and cash flows for the three months ended March 31, 2018. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2017, as filed with the SEC.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, accrued research and development expenses, other long-lived assets, stock-based compensation and the valuation of deferred tax assets. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

Revenue Recognition – Adoption of Revenue from Contracts with Customers ASC 606

On January 1, 2018, we adopted Revenue from Contracts with Customers (ASC 606), using the modified retrospective method. On January 1, 2018, for contracts within the scope of ASC 606, we recognized a contract asset or liability and reduced our accumulated deficit by $18.1 million for the effect of adopting ASC 606 and did not revise our prior period financial statements. Pursuant to ASC 606, to recognize revenue from a contract with a customer, we:

(i) identify our contracts with our customers,

(ii) identify our distinct performance obligations in a contract,

(iii) determine the contract consideration,

(iv) allocate the consideration to the performance obligations and

(v) recognize revenue as we satisfy our performance obligations.

At contract inception, we assess the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Collaborative Arrangements

We enter into collaborative arrangements with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products.  Each of these payments results in collaboration or other revenues. Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. The stand-alone selling price may include such items as, forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, to determine the consideration for each performance obligation.

For our collaboration agreements that include more than one promise, such as a license combined with a commitment to perform research and development services, we make judgments to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate our progress each reporting period and, if necessary, prospectively adjust the measure of a performance obligation and related revenue recognition.

License Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front license fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments:  We use judgement to determine whether a milestone is considered probable of being reached. Using the most likely amount method, we include the value of a milestone payment in the consideration for a contract at inception if we then conclude achieving the milestone is more likely than not. Otherwise, we exclude the value of a milestone payment from contract consideration at inception and recognize revenue for a milestone at a later date, when we judge that it is more likely than not that the milestone will be achieved. If we conclude it is probable that a significant revenue reversal would not occur, the associated milestone payment value is included in the transaction price. We then allocate the transaction price to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

Royalties:  For contracts that include sales-based royalties, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied.  To date, we have not recognized any royalty revenues resulting from contracts.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. We recognize uncertain tax positions taken or expected to be taken on a tax return. Tax positions are initially recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities. We measure our tax positions as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% (the “Rate Reduction”) effective for tax years beginning after December 31, 2017. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We continue to analyze certain provisions of the Act including the application of new executive compensation limitation provisions under Internal Revenue Section 162(m). These items are subject to revisions from further analysis of the Tax Act and interpretation of any additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies.

We did not record a provision for income tax for three months ended March 31, 2018 because we expect to report a net tax loss for the year ending December 31, 2018.

Prior Year’s Presentations

Certain amounts in the prior year’s presentations have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported net loss.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, ‘Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments and is effective for annual and interim reporting periods beginning after December 15, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires us to record right-to-use asset and lease liability on the statement of financial position for operating leases and is effective for annual and interim reporting periods beginning on or after December 15, 2018 using the modified retrospective approach. We expect to adopt this standard beginning in 2019. We do not expect that this standard will have a material impact on our results of operations, but we do expect that upon adoption, it will have a material impact on our assets and liabilities. The primary effect of adoption will be the requirement to record right-of-use assets and corresponding lease obligations for current operating leases.

We are evaluating the impact the adoption of these standards would have on our financial statements and disclosures.

Note 2 — Net Loss Per Share

We excluded the following from diluted net loss per share because inclusion would have been antidilutive (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Options to purchase common stock	5,099	5,905
Warrants to purchase common stock	100	3,830
Restricted and Performance stock units	619	461
Shares issuable related to the ESPP	42	59
Total	5,860	10,255

Note 3 — Revenue Recognition

The performance obligations for our contract assets and liabilities relate to the research and development services for particular clinical programs, all of which we expect to complete in 2018.

We believe recognizing revenue as research and development services are performed provides a faithful depiction of the transfer of the services because completion of clinical programs results in data useful to determine satisfaction of our promise. We may fund research and development in advance of the performance of the services. When we complete our performance obligation, if we have received more than we incurred, we are obligated to return unused advance funding. We recognize these advance payments as deferred revenue until we perform the related services.

Our revenue for the quarter ended March 31, 2018 was affected by adopting ASC 606 as follows (in thousands):

Three Months Ended
March 31, 2018
Research and development revenue using guidance in effect prior to ASC 606	$4,847
Impact of adoption of ASC 606	(1,261)
Research and development revenue	$3,585

License revenue using guidance in effect prior to ASC 606	$3,633
Impact of adoption of ASC 606	(1,950)
License revenue	$1,683

The impact of adoption of ASC 606 on our net loss per share was immaterial.

Our contract assets and liabilities changed during the period, as follows (in thousands):

Three Months Ended
March 31, 2018
Contract liability from the Amgen Agreement for the Co-Invest Option
Balance at beginning of period	$18,750
Payments made for the Co-Invest Option	(6,250)
Balance at end of period	$12,500

Contract asset from the 2016 Astellas Amendment
Balance at beginning of period	$21,761
Reduction as services were performed	(3,211)
Balance at end of period	$18,550

Contract liability from the 2014 Astellas Amendment
Balance at beginning of period	$6,288
Reduction as services were performed	(2,952)
Balance at end of period	$3,336

Note 4 — Research and Development Arrangements

Amgen Inc. (“Amgen”)

We and Amgen continue activities to discover, develop and commercialize novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure under the collaboration and option agreement between the Company and Amgen, as amended (the “Amgen Agreement”). We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement.

We provided notice to Amgen of our exercise of our option under the Amgen Agreement to fully co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan (the “Co-Invest Option”). Payments we made to fund the Co-Invest Option in 2016 and 2017 reduced research and development revenues in 2016 and 2017 by $1.3 million and $20.0 million, respectively.

Adoption of ASC 606

We determined that the Amgen Agreement was within the scope of ASC 606. As of January 1, 2018, all the performance obligations under the Amgen Agreement were complete. On January 1, 2018, we recognized a contract liability for $18.8 million with a corresponding increase in accumulated deficit for the Co-Invest Option. Revenue recognized related to the Amgen Agreement during the first quarter of 2017 consisted of $0.9 million for research and development services, offset by our Co-Invest Option payment of $1.3 million in the first quarter of 2017.

We paid Amgen $6.3 million for the Co-Invest Option during the three months ended March 31, 2018. Our revenue for the three months ended March 31, 2018 would have been reduced by $6.3 million using generally accepted accounting principles in place prior to adopting ASC 606.

Under the Amgen Agreement, we are eligible to receive over $300.0 million in additional development milestone payments based on various clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the receipt of such approvals. Additionally, we are eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, we cannot estimate if and when these milestone payments could be achieved or become due and, accordingly, are constrained and not included in the transaction price.

Astellas Pharma Inc. (“Astellas”)

Cytokinetics and Astellas continue activities focused on the research, development, and commercialization of skeletal muscle activators, including reldesemtiv, as novel drug candidates for diseases and medical conditions associated with muscle weakness under the Amended and Restated License and Collaboration Agreement dated December 22, 2014, as amended (the “Astellas Agreement”).

We have recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs.

In 2014, we and Astellas amended and restated the license and collaboration agreement (the “2014 Astellas Amendment”) and expanded the objective of the collaboration to include spinal muscular atrophy (“SMA”) and potentially other neuromuscular indications for reldesemtiv and other fast skeletal troponin activators (“FSTA”); in connection therewith, Astellas paid us a $30.0 million non-refundable upfront license fee and a $15.0 million milestone payment. We determined at that time that the license for the expanded SMA rights did not have stand-alone value and the license and research and development services were a single unit of accounting and recognized revenue for these payments using the proportional performance model.

In 2016, we and Astellas amended the Astellas Agreement (the “2016 Astellas Amendment”) to expand the collaboration to include the development of reldesemtiv for the potential treatment of amyotrophic lateral sclerosis (“ALS”), as well as the possible development in ALS of other FSTAs previously licensed by us to Astellas, and Astellas paid us a $35.0 million non-refundable upfront amendment fee and an accelerated $15.0 million milestone payment for the initiation of the first Phase 2 clinical trial of reldesemtiv in ALS that was otherwise provided for in the Astellas Agreement, as if such milestone had been achieved upon the execution of the 2016 Astellas Amendment, and committed research and development consideration of $44.2 million, for total consideration of $94.2 million. We allocated the consideration to the license and to the research and development services, and recognized license revenue and research and development revenue using the proportional performance model.

Astellas’ Option on Tirasemtiv

In 2016, Astellas paid us a $15.0 million non-refundable option fee for the option for a global collaboration for the development and commercialization of tirasemtiv (the “Option on Tirasemtiv”). If Astellas exercises the Option on Tirasemtiv:

•

we will grant Astellas an exclusive license under a license and collaboration agreement to develop and commercialize tirasemtiv outside our commercialization territory of North America, Europe and other select countries (the “License on Tirasemtiv”). Each party would be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory.

•

we will receive an option exercise payment ranging from $25.0 million (if exercise occurs following receipt of data from VITALITY-ALS) to $80.0 million (if exercise occurs following receipt of FDA approval) and a milestone payment of $30.0 million from Astellas associated with our initiation of the open-label extension trial for tirasemtiv (VIGOR-ALS). If Astellas exercises the option after the defined review period following receipt of data, Astellas will at that time reimburse us for a share of any additional costs incurred after such review period.

•

the parties will share the future development costs of tirasemtiv in North America, Europe and certain other countries (with Cytokinetics bearing 75% of such shared costs and Astellas bearing 25% of such costs), and Astellas will be solely responsible for the development costs of tirasemtiv specific to its commercialization territory.

Contingent upon the successful development of tirasemtiv, we may receive from Astellas milestone payments. If tirasemtiv is commercialized, Astellas will pay us royalties on sales of tirasemtiv in Astellas’ territory, and we will pay Astellas royalties on sales of tirasemtiv in our territory.

While Astellas holds the Option on Tirasemtiv, we are responsible for and have final decision-making authority on the development of tirasemtiv at our expense. We concluded in 2016 that (i) we had no obligation to Astellas related to any development services pursuant to the Option on Tirasemtiv, (ii) the Option on Tirasemtiv was a substantive option and not a deliverable under the 2016 Astellas Amendment, and (iii) the $15.0 million payment was deferred revenue until the Option on Tirasemtiv is exercised or expires unexercised. The $15.0 million payment was included as deferred revenue in our non-current liabilities at December 31, 2017 (prior to adopting ASC 606).

Adoption of ASC 606

On January 1, 2018, in adopting ASC 606, we concluded: (i) that the original agreement with Astellas in 2013 was outside the scope of ASC 606, since all performance obligations thereunder were completed prior to entering into the 2014 Astellas Amendment and the 2014 Astellas Amendment was not an amendment of the original agreement, (ii) the 2014 Astellas Amendment is a separate agreement within the scope of ASC 606 with no effect on the ongoing accounting for the related license and research and development service deliverables and (iii) the 2016 Astellas Amendment is a separate agreement within the scope of ASC 606 with the following effect of adoption:

•	Our performance obligations were the delivery of the license and performance of research and development services;
•

The transaction price included the $50.0 million in non-refundable fees, the $35.6 million in committed research and development fees and the $15.0 million Astellas paid us for the Option on Tirasemtiv;

•

The consideration allocated to the license resulted in a contract asset of $21.7 million included in other current assets, with a corresponding decrease to accumulated deficit on January 1, 2018, and to be realized using the proportional performance model; and

•	Research services we perform under the Astellas Agreement in 2018 and beyond are a separate contract.

The transaction price above was allocated to the license (approximately $83 million) and to the services (approximately $18 million) based on their respective stand-alone prices.

Of the revenue we recognized in the quarter ended March 31, 2018, $3.0 million was included in the contract liability at the beginning of the period. This revenue includes the cumulative effect of changes made during the period in the estimated costs of research and development services to be incurred to satisfy the related deliverable.

Revenue from Astellas included (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017
Research and development revenues	$3,585	$1,446
License revenues	1,683	2,725
Total Revenue from Astellas	$5,268	$4,171

Of the transaction price allocated to the research and development services, approximately $4 million remains unrecognized at March 31, 2018.

There were no accounts receivable due from Astellas at March 31, 2018 and December 31, 2017. Deferred Revenue reflecting the unrecognized portion of the license fees, option fee and payment of expenses from Astellas was as follows (in thousands):

	March 31, 2018	December 31, 2017
Deferred revenue, current	$4,506	$9,572
Deferred revenue, non-current	—	$15,000

Under the Astellas Agreement, additional research and early and late state development milestone payments for research and clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the commercial launch of collaboration products could total over $600.0 million and includes up to $95.0 million relating to reldesemtiv in non-neuromuscular indications, and over $100.0 million related to reldesemtiv in each of spinal muscular atrophy (“SMA”), amyotrophic lateral sclerosis (“ALS”) and other neuromuscular indications. Additionally, $200.0 million in commercial milestones could be received under the Astellas Agreement provided certain sales targets are met. We are eligible to receive up to $2.0 million in research milestone payments under the collaboration for each future potential drug candidate. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due, and accordingly, are constrained and not included in the transaction price.

Note 5 — Cash Equivalents and Investments

Cash Equivalents and Available for Sale Investments

The amortized cost and fair value of cash equivalents and available for sale investments at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018
Investments available for sale	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$35,134	$—	$—	35,134
Overnight repurchase agreement	63,510	—	—	63,510
U.S. Treasury securities	90,486	—	(189)	90,297
Agency bonds	39,155	—	(29)	39,126
Commercial paper	15,522	53	—	15,575
Corporate obligations	5,537	—	(9)	5,528
U.S. Treasury securities	$249,344	$53	$(227)	$249,170

Investments available for sale at March 31, 2018 excludes an investment in equity with a fair value and unrealized gain of $0.6 million.

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents	$111,501	$—	$—	$111,501
Short-term investments	$143,895	$—	$(210)	$143,685
Long-term investments	$16,538	$—	$(20)	$16,518

At March 31, 2018 there were no investments that had been in a continuous unrealized loss position for 12 months or longer.

Interest income was $0.8 and $0.1 million for the three months ended March 31 2018 and 2017, respectively.

Note 6 — Fair Value Measurements

We value our financial assets and liabilities at fair value, defined as the price that would be received for assets when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

We primarily apply the market approach for recurring fair value measurements and endeavors to utilize the best information reasonably available. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and consider the security issuers’ and the third-party insurers’ credit risk in our assessment of fair value.

We classify fair value based on the observability of those inputs using a hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement):

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

Fair value of financial assets:

Financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are classified in the table below in one of the three categories described above (in thousands):

	March 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$35,134	$—	$—	$35,134
Overnight repurchase agreement	63,510	—	—	63,510
U.S. Treasury securities	90,298	—	—	90,298
Agency bonds	—	39,125	—	39,125
Commercial paper	—	15,575	—	15,575
Corporate obligations	—	5,528	—	5,528
	$188,942	$60,228	$—	$249,170

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$51,001	$—	$—	$51,001
U.S. Treasury securities	165,801	—	—	165,801
Agency bonds	—	54,329	—	54,329
Equity securities	573	—	—	573
	$217,375	$54,329	$—	$271,704

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of March 31, 2018 and December 31, 2017, the fair value of the long-term debt approximated its carrying value of 32.0 million and $31.8 million, respectively, because it is carried at a market observable interest rate, which are considered Level 2.

As of March 31, 2018, the fair value of liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, over the life of the arrangement, which are considered Level 3 (See Note 9 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 7 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	March 31, 2018	December 31, 2017
Accrued liabilities:
Research and development services	$10,124	$9,436
Compensation related	3,565	6,260
Other accrued expenses	1,856	1,696
Total accrued liabilities	$15,545	$17,392

Note 8 — Long-Term Debt

We have a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB, collectively the “Lenders”) to fund our working capital and other general corporate needs. Our Long-term debt and unamortized debt discount balances are as follows (in thousands):

	March 31, 2018	December 31, 2017
Notes payable, gross	$32,000	$32,000
Less: Unamortized debt discount and issuance costs	(300)	(325)
Accretion of final payment fee	254	102
Carrying value of notes payable	$31,954	$31,777
Less: Current portion of long-term debt	-	-
Long-term debt	$31,954	$31,777

Payments on the notes payable will be interest only through May 2019, followed by 41 months of equal monthly payments of interest and principal. We are required to make a final payment upon loan maturity of 6.5% of the notes payable, which we accrete over the life of the notes payable. The interest rate under the Amended Loan Agreement is the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the Loan Agreement are secured by substantially all our current and future assets, other than its intellectual property.

Interest expense was $0.9 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 8.5% at March 31, 2018.

Minimum payments under the Loan Agreement are (in thousands):

2018	$2,615
2019	7,963
2020	11,187
2021	10,417
2022	10,176
Total minimum payments	42,358
Less: Interest and final payment	(10,358)
Notes payable, gross	$32,000

Note 9 - Liability Related to Sale of Future Royalties

In February 2017, we entered into a Royalty Purchase Agreement (the “Royalty Agreement”), under which we sold a portion of our right to receive royalties on potential net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million (the “Royalty Monetization”). The Royalty Monetization is non-refundable, even if omecamtiv mecarbil is never commercialized. Concurrently, we entered into a Common Stock Purchase Agreement with RPI through which RPI purchased 875, 676 shares of our common stock for $10.0 million (the “RPI Common Stock”).

We concluded that there are two units of accounting for the Royalty Monetization and the RPI Common Stock: (1) the Liability related to sale of future royalties and (2) the sale of the RPI Common Stock. We determined the fair value for the Liability related to sale of future royalties at the time of the Royalty Monetization to be $96.7 million, with an effective annual non-cash interest rate of 17% based on our estimate of the cash flows to be received over the life of the Royalty Agreement. We further determined that the fair value of the RPI Common Stock was $8.1 million.

We allocated the consideration of $100.0 million and related transaction costs of $1.8 million on a relative fair value basis to the liability for $92.3 million and the common stock for $7.7 million. We continue to accrete the Liability related to sale of future royalties using the interest method with an annual pre-tax interest rate of 17%. The transaction costs are amortized to non-cash interest expense over the estimated term of the Royalty Agreement. We recognized $4.1 million and $2.3 million in non-cash interest expense in the three months ended March 31, 2018 and 2017, respectively, related to the Royalty Agreement. As of December 31, 2017, we determined the fair value at $131.6 million, after considering the new statutory effective tax rate of 21% in 2018.

Note 10 — Stockholders’ Equity

Equity Incentive Plan

As of March 31, 2018, 2.9 million authorized shares were available for grant under the 2004 Equity Plan.

Restricted Stock Units that Contain Performance Conditions (“Performance Units”):  At December 31, 2017, we had 171,250 Performance Units with an award date fair value per unit of $7.00 outstanding.  The performance criteria for these Performance Units were met in 2017 and these units vested in March 2018.

Warrants:

At March 31, 2018, we had outstanding warrants to purchase 100,106 shares of our common stock, issued pursuant to the Loan Agreement, with a weighted average exercise price of $6.74 per share.

Note 11 — Commitments and Contingencies

Commitments

Operating Lease:  Our non-cancelable operating lease for our facilities expires in 2021 and includes rental payments on a graduated scale and our payment of certain operating expenses. We recognize rent expense on a straight-line basis over the lease period. Rent expense was $1.2 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

Contingencies

In the ordinary course of business, we may provide indemnifications of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by or on behalf of us, or from intellectual property infringement claims made by third parties. In addition, we have indemnification agreements with our directors and certain of our officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers and directors in certain circumstances. We maintain product liability insurance and comprehensive general liability insurance, which may cover certain liabilities arising from our indemnification obligations. It is not possible to determine the maximum potential amount of exposure under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular indemnification obligation. Such indemnification obligations may not be subject to maximum loss clauses. We are not currently aware of any matters that could have a material adverse effect on our financial position, results of operations or cash flows.

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

•

Astellas’ decisions with respect to the timing, design and conduct of research and development activities for reldesemtiv and other skeletal muscle activators, including decisions to postpone or discontinue research or development activities relating to reldesemtiv and other skeletal muscle activators, as well as Astellas’ decisions with respect to its option to enter into a global collaboration for the development and commercialization of tirasemtiv;

•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;
•	our ability to obtain additional financing on acceptable terms, if at all;
•

our receipt of funds and access to other resources under our current or future strategic alliances, in the development, testing, manufacturing or commercialization of our drug candidates or slower than anticipated patient enrollment, in our or partners’ clinical trials, or in the manufacture and supply of clinical trial materials;

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

Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006 to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil (the “Amgen Agreement”). Amgen, in collaboration with Cytokinetics, is conducting GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil in heart failure. Cytokinetics and Amgen are also planning a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance, a trial to be conducted by Cytokinetics.

Reldesemtiv is structurally distinct from our first-generation FSTA, tirasemtiv, and selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Cytokinetics and Astellas are developing reldesemtiv under the Amended and Restated License and Collaboration Agreement dated December 22, 2014, as further amended in 2016 and 2017 (the “Astellas Agreement”). Astellas holds an exclusive license to develop and commercialize reldesemtiv worldwide, subject to our development and commercialization participation rights. In collaboration with Astellas, we are conducting two Phase 2 clinical trials of reldesemtiv, one in patients with spinal muscular atrophy (“SMA”) and one in patients with amyotrophic lateral sclerosis (“ALS”), called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). Astellas, in collaboration with Cytokinetics, is conducting a Phase 2 clinical trial of reldesemtiv in patients with chronic obstructive pulmonary disease (“COPD”) and a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility. We and Astellas are continuing to conduct a joint research program focused on next-generation skeletal muscle activators.

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

Amgen Strategic Alliance

Our strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil, for the potential treatment of heart failure is governed by the Amgen Agreement. Amgen has exclusive, worldwide rights to develop and commercialize omecamtiv mecarbil and related compounds subject to our specified development and commercial participation rights. Amgen has also entered an alliance with Les Laboratoires Servier and Institut de Recherches Internationales (“Servier”) for exclusive commercialization rights in Europe as well as the Commonwealth of Independent States, including Russia. Servier contributes funding for development and provides strategic support to the program.

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

We have exercised our option under the Amgen Agreement to fully co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan and the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities (the “Co-Invest Option”). A joint commercial operating team comprising representatives of Cytokinetics and Amgen will then be responsible for the day-to-day management of the commercialization program of omecamtiv mecarbil.

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

Reldesemtiv

Reldesemtiv is our next-generation FSTA. It is structurally distinct from tirasemtiv and selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Reldesemtiv has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. The FDA has granted reldesemtiv orphan drug designation for the potential treatment of SMA. We recently gained approval for use of reldesemtiv as the International Nonproprietary Name from the World Health Organization and the United States Adopted Name Council and now refer to the drug candidate previously designated as CK-2127107 as reldesemtiv.

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

Astellas is primarily responsible for the development of reldesemtiv in ALS, but we are conducting FORTITUDE-ALS and will share in the operational responsibility for later clinical trials. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of reldesemtiv and other FSTAs in ALS. We and Astellas share equally the costs of developing reldesemtiv in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that

(i) Astellas has agreed to solely fund Phase 2 development costs of reldesemtiv in ALS subject to a right to recoup our share of such costs plus a 100% premium by reducing future milestone and royalty payments to us and (ii) we may defer (but not eliminate) a portion of our co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions. We have the right to co-fund our share of such Phase 2 development costs on a current basis, in which case there would not be a premium due to Astellas.

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

Astellas’ Option on Tirasemtiv:  If Astellas were to exercise the Option on Tirasemtiv, we would grant Astellas an exclusive license to develop and commercialize tirasemtiv outside our commercialization territory of North America, Europe and other select countries under a license and collaboration agreement for tirasemtiv and each party would then be primarily responsible for the further development of tirasemtiv in its territory and have the exclusive right to commercialize tirasemtiv in its territory. Should Astellas exercise this option, we would receive an option exercise payment ranging from $25.0 million to $80.0 million and a milestone payment of $30.0 million from Astellas associated with the initiation of the open-label extension trial for tirasemtiv, VIGOR-ALS (Ventilatory Investigations in Global Open-Label Research in ALS). If Astellas were to exercise the option after the defined review period following receipt of data from VITALITY-ALS, Astellas would reimburse us for a share of any additional costs incurred after such review period. In addition, the parties will share the future development costs of tirasemtiv in North America, Europe and certain other countries (with Cytokinetics bearing 75% of such shared costs and Astellas bearing 25% of such costs), and Astellas would be solely responsible for the development costs of tirasemtiv specific to its commercialization territory. Contingent upon the successful development of tirasemtiv, we may receive from Astellas milestone payments up to $100.0 million for the initial indication and up to $50.0 million for each subsequent indication. If tirasemtiv were to be commercialized, Astellas would pay us royalties (at rates ranging from the mid-teens to twenty percent) on sales of tirasemtiv in Astellas’ territory, and we would pay Astellas royalties (at rates up to the mid-teens) on sales of tirasemtiv in our territory, in each case subject to various possible adjustments.

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

We concluded enrollment in the first quarter of 2018 and expect results from this trial in the second quarter of 2018.

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

Frailty: Astellas, in collaboration with Cytokinetics is conducting a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility. This trial is expected to enroll at least 60 elderly adults with limited mobility. Patients will be randomized to one of two treatment sequences in a 1:1 ratio to receive both reldesemtiv and placebo over two 14-day treatment periods, separated by a 14-day washout period. During treatment periods, patients will receive 500 mg of reldesemtiv or placebo twice daily, except on days 1 and 14, when they receive 500 mg of reldesemtiv once daily. The total study duration including the screening period and follow-up visit will be approximately 12 weeks for each patient. The trial is designed to assess the effect of reldesemtiv on skeletal muscle fatigue assessed as change from baseline versus 14 days of treatment in sum of peak torque during isokinetic knee extensions. The trial will also assess the effects of reldesemtiv on physical performance via a short physical performance battery, stair-climb test and 6-minute walk test as well as the safety, tolerability and pharmacokinetics of reldesemtiv. We expect Astellas will conduct an interim analysis of data arising from this trial in the fourth quarter of 2018.

ALS: In collaboration with Astellas, we are conducting FORTITUDE-ALS. Approximately 450 eligible ALS patients will be randomized (1:1:1:1) to receive either 150 mg, 300 mg or 450 mg of reldesemtiv dosed orally twice daily or placebo for 12 weeks. The primary efficacy endpoint is the change from baseline in the percent predicted slow vital capacity (“SVC”) at 12 weeks. Secondary endpoints include slope of the change from baseline in the mega-score of muscle strength measured by hand held dynamometry (HHD) and handgrip dynamometry in patients on reldesemtiv; change from baseline in the ALS Functional Rating Scale – Revised (“ALSFRS-R”); incidence and severity of treatment-emergent adverse events (TEAEs); and plasma concentrations of reldesemtiv at the sampled time points during the study. Exploratory endpoints will be measured including the effect of reldesemtiv versus placebo on self-assessments of respiratory function made at home by the patient with help as needed by the caregiver; disease progression through quantitative measurement of speech production characteristics over time; disease progression through quantitative measurement of handwriting abilities over time; and change from baseline in quality of life (as measured by the ALSAQ-5) in patients on reldesemtiv. We expect results from a Phase 2 clinical trial of reldesemtiv in patients with ALS in the fourth quarter of 2018.

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

We recently convened an advisory board of ethicists, patient advocates, trial investigators and experts in pre-approval access to assess whether and how best to continue providing tirasemtiv to those people living with ALS currently in VIGOR-ALS, the open-label extension clinical trial following VITALITY-ALS. Informed by our advisory board, we decided to close VIGOR-ALS and transition patients who wish to remain on tirasemtiv to a Managed Access Program (“MAP”).

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. See Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for changes to our critical accounting policies since then.

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

Results of Operations

Revenues

Revenues for the first quarter of 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017	(Decrease)
Research and development, grant and other revenues, net	$3,585	$2,707	$878
License revenues	1,683	1,446	237
Total revenues	$5,268	$4,153	$1,115

Revenues for the first quarter of 2018 consisted of revenues from our collaboration with Astellas, including research and development revenues of $3.6 million and license revenues of $1.7 million. Revenues for the first quarter of 2017 of $4.1 million consisted or $2.7 million of research and development revenues and $1.4 million of license revenues from our collaboration with Astellas, $0.9 million in research and development revenues from our collaboration with Amgen, and $0.3 million in research and development revenues from our collaboration with The ALS Association.

Research and Development Expenses

Research and development expenses for the first quarter of 2018 increased to $22.1 million from $19.3 million for the first quarter of 2017, primarily due to increased clinical activity for reldesemtiv and other preclinical activities for our unpartnered cardiac sarcomere directed compound. Research and development expenses by program were:

	Three Months Ended
	March 31, 2018	March 31, 2017	(Decrease)
Cardiac muscle contractility	$1,935	$2,273	$(338)
Skeletal muscle contractility	17,262	16,267	995
All other research programs	2,938	749	2,189
Total research and development expenses	$22,135	$19,289	$2,846

We expect our research and development expenditures to decrease in 2018 compared to 2017 primarily because in November 2017 we suspended development of tirasemtiv. We expect to continue development of our drug candidate reldesemtiv for the potential treatment of SMA and ALS and potentially other diseases and medical conditions associated with muscle weakness or wasting, under our strategic alliance with Astellas. We expect to continue the Phase 3 development of our drug candidate omecamtiv mecarbil for the potential treatment of heart failure under our strategic alliance with Amgen.

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

General and Administrative Expenses

General and administrative expenses for the first quarter of 2018 increased to $9.3 million from $8.1 million for the first quarter of 2017, primarily due to increased personnel and non-cash stock compensation expense. We expect that general and administrative expenses in 2018 will decrease compared to 2017, primarily because we expect lower commercial development expenses in 2018 as compared to 2017 following suspension of commercial development of tirasemtiv.

Interest expense

Interest expense for the first quarter of 2018 and 2017 primarily consisted of interest expense related to the loan and security agreement with the Loan and Security Agreement, dated October 19, 2015 and amended on October 27, 2017 by and among the Company, Oxford Finance LLC and Silicon Valley Bank, as amended (the “Loan Agreement”). Interest expense increased in 2018 compared to 2017 primarily due to higher average loan balances outstanding in 2018 compared to 2017.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to Liability related to sale of future royalties the first quarter of 2018 and 2017 resulted from accretion of the liability related to sale of future royalties. We anticipate that this non-cash interest expense will increase in the future primarily due to accretion of the liability over time.

Interest and Other Income, net

Interest and other income, net for the first quarter of 2018 and 2017 primarily consisted of interest income generated from our cash, cash equivalents and investments. Other income consisted of net gains on upon disposal of certain equipment.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities and a summary of our borrowings and working capital is summarized as follows:

As of March 31, 2018
Financial assets:
Cash and cash equivalents	$115,011
Short-term investments	136,443
Long-term investments	4,015
Total cash, cash equivalents and marketable securities	$255,469
Borrowings:
Long-term debt	$31,954
Total borrowings	$31,954
Working capital:
Current assets	$272,339
Current liabilities	38,546
Total working capital	$233,793

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

Net cash used in operating activities of $30.6 million in the first quarter of 2018 was largely due to ongoing research and development activities, payment to Amgen for our Co-Invest Option and general and administrative expenses to support those activities. Net loss for the first quarter of 2018 included, among other items: non-cash stock based compensation; non-cash contract assets and liabilities associated with adoption of ASC 606; and non-cash interest expense related to sale of future royalties

Net cash provided by investing activities of $20.7 million in the first quarter of 2018 was primarily due to proceeds from the maturity of investments exceeding purchases of investments and purchases of equipment of $0.3 million.

Net cash used by financing activities of $0.5 million in the first quarter of 2018 was primarily due to cash used for our payment statutory taxes on Performance Awards issued net of tax on behalf of employees, offset in part by proceeds from issuance of stock from stock options.

Our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due by Period
	2018	2019	2020	2021	2022	Beyond	Total
Liability related to sale of future royalties (1)	$—	$—	$—	$—	$—	$108,792	$108,792
Long-term debt	$—	$5,463	$9,366	$9,366	$7,805	$—	$32,000
Interest obligation on long-term debt	$2,615	$2,500	$1,821	$1,051	$2,371	$—	$10,358
Operating lease obligations (2)	$3,789	$4,682	$4,846	$2,465	$—	$—	$15,782
Co-Invest Option (3)	$18,750	$-	$—	$—	$—	$—	$18,750
Total obligations	$25,154	$12,645	$16,033	$12,882	$10,176	$108,792	$185,682
(1)

Liability related to sale of future royalties represents the carrying value at the latest balance sheet date of payments we would make to RPI under the Royalty Agreement, based on estimated future sales of omecamtiv mecarbil. Actual payments may be significantly higher or lower based on actual future sales of omecamtiv mecarbil, assuming omecamtiv mecarbil is approved and commercialized.

(2)	Operating lease obligations relates to future payments under our facility lease in South San Francisco, California, which expires in 2021.

(3)Payments for our Co-Invest Option in the Phase 3 development program of omecamtiv mecarbil under the Amgen Agreement.

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

•	the time and costs involved in obtaining regulatory approvals;
•	delays that may be caused by requirements of regulatory agencies;
•	Amgen’s decisions regarding funding of development and commercialization of omecamtiv mecarbil or other compounds for the potential treatment of heart failure under our collaboration;
•	Astellas’ decisions regarding funding of development and commercialization of reldesemtiv or other skeletal muscle activators under our collaboration;
•	our level of funding for the development of current or future drug candidates;
•	the number of drug candidates we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our potential drugs;
•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;
•	our plans or ability to engage third party manufacturers for our drug candidates and potential drugs;
•	our plans or ability to build or access sales and marketing capabilities and to achieve market acceptance for potential drugs;
•	the expansion and advancement of our research programs;
•	the hiring of additional employees and consultants;
•	the expansion of our facilities;
•	the acquisition of technologies, products and other business opportunities that require financial commitments; and
•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We have incurred an accumulated deficit of $658.3.0 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from various sources, including but not limited to strategic collaborations, additional sales of equity securities, grants and debt financings. Potential future sources of cash from our strategic alliances and related agreements from option and other fees, milestone payments and royalties are uncertain. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank currently provides for up to $42.0 million in term loans due on October 1, 2022, of which $32.0 million in term loans has been borrowed to date. All of our current and future assets, except for intellectual property, are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. Our ability to access the remaining $10.0 million under the loan and security agreement is subject to our ability to achieve certain conditions related to Phase 2 data for reldesemtiv in SMA, which conditions we may not be able to meet. In addition, although we expect to borrow additional funds under the loan and security agreement, before we do so, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

Furthermore, while planned interim analyses in clinical trials can enable early terminations for futility or for overwhelming efficacy, the timing, which can be based on accrual of events, enrollment or other factors, and the results of such analyses, is unpredictable.  For example, in our GALACTIC-HF Phase 3 clinical trial of omecamtiv mecarbil, we anticipate an interim analysis for futility in 2019 and another interim analysis for overwhelming efficacy in 2020, but the exact timing and outcome of such interim analyses are uncertain.

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

In recent years, a number of Phase 3 clinical trials of potential treatments for ALS have failed to demonstrate the requisite efficacy for approval or for their continued development. These include our trial of tirasemtiv known as VITALITY-ALS, Biogen’s trial of dexpramipexole, known as EMPOWER, the National Institute of Neurological Disorders and Stroke’s trial of ceftriaxone, and Trophos SA’s trial of olesoxime. Reldesemtiv, like these compounds, may fail in clinical development if it does not show a statistically significant level of clinical efficacy or if the adverse event profile is too great compared to it benefits. Further, even if we believe the data collected from the planned clinical development program of reldesemtiv are promising and should support approval, the FDA or other regulatory authorities may not deem these data to be sufficient to support approval.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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

Amgen is conducting GALACTIC-HF, a Phase 3 clinical trial of omecamtiv mecarbil. We do not control the development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the development of omecamtiv mecarbil. Amgen is responsible for submitting future applications to the FDA and other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of marketing approvals issued by the FDA or other regulatory authorities for omecamtiv mecarbil, subject to Servier’s exclusive rights for the commercialization of omecamtiv mecarbil in Europe, as well as the CIS, including Russia. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America in connection with the exercise of our option to co-fund Phase 3 development costs of omecamtiv mecarbil under the collaboration and subject to Servier’s exclusive rights for the commercialization of omecamtiv mecarbil in Europe, as well as the CIS, including Russia. However, we cannot control whether Amgen will devote sufficient attention and resources to the development of omecamtiv mecarbil or will proceed in an expeditious manner, even with our exercise of our option and co-funding of the Phase 3 development program of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve omecamtiv mecarbil, Amgen or Servier may elect not to proceed with the commercialization of the resulting drug in one or more countries.

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

Under this strategic alliance, we have granted Astellas an exclusive license to co-develop and commercialize reldesemtiv for potential application in certain neuromuscular and non-neuromuscular indications worldwide. We are conducting a Phase 2 clinical trial of reldesemtiv in patients with SMA and Astellas is conducting a Phase 2 clinical trial of reldesemtiv in patients with COPD as well as a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility.

In 2016, we expanded our collaboration with Astellas and granted Astellas an option to enter into a pre-negotiated agreement for a global collaboration for the development and commercialization of tirasemtiv, including worldwide commercialization rights for Astellas outside our commercialization territory in North America, Europe and other select countries. In addition, under this 2016 expansion, we are collaborating with Astellas to develop reldesemtiv in ALS. Astellas will be primarily responsible for the development of reldesemtiv in ALS, and we are responsible for conducting the Phase 2 clinical trial of reldesemtiv in ALS, which we commenced in July 2017.

We do not control the development activities that may be conducted by Astellas, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Astellas’ results. Astellas may conduct these activities more slowly or in a different manner than we would. In general, Astellas is responsible for submitting future applications to the FDA or other regulatory authorities for approval of reldesemtiv and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for reldesemtiv. If the FDA or other regulatory authorities approve reldesemtiv, Astellas will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote the drug in the United States, Canada and, for neuromuscular indications, Europe. However, we cannot control whether Astellas will devote sufficient attention and resources to the development of reldesemtiv or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve reldesemtiv, Astellas may elect not to proceed with the commercialization of the resulting drug in one or more countries.

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

The discovery, development and commercialization of new drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate, such as reldesemtiv or omecamtiv mecarbil, or the commercialization of a drug, we will need to raise additional capital to:

•	fund clinical trials and seek regulatory approvals;
•	expand our development capabilities;
•	engage third-party manufacturers for such drug candidate or drug;
•	build or access commercialization capabilities;
•	implement additional internal systems and infrastructure;
•	maintain, defend and expand the scope of our intellectual property; and
•	hire and support additional management and scientific personnel.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and costs of our or our partners’ clinical trials and other research and development activities;
•	the costs and timing of seeking and obtaining regulatory approvals;
•	the costs associated with establishing manufacturing and commercialization capabilities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs of acquiring or investing in businesses, products and technologies;

•	the effect of competing technological and market developments; and
•	the status of, payment and other terms, and timing of any strategic alliance, licensing or other arrangements that we have entered into or may establish.

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

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor® (nesiritide), Corlanor® (ivabradine), and Entresto® (sacubitril/valsartan). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis; Bayer; Stealth Biotherapeutics; and MyoKardia (in collaboration with Sanofi). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.  The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and , due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the Affordable Care Act, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, com only referred to as the “donut hole”. The U.S. Congress may consider other legislation to repeal and replace elements of the Affordable Care Act. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, the U.S. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

As of December 31, 2017, we reported U.S. federal and state NOLs of approximately $382.8 million and $244.8 million, respectively. These federal NOLs generated prior to 2018 will continue to be governed by the NOL tax rules as they existed prior to the adoption of the new Tax Act, which means that generally they will expire 20 years after they were generated if not used prior thereto.  Many states have similar laws.  Accordingly, these federal and state NOLs could expire unused and be unavailable to offset future income tax liabilities.  Under the newly enacted Tax Act, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of current year taxable income.  It is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

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

Dated: May 9, 2018	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching Jaw
Ching Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Peter S. Roddy
Peter S. Roddy
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)