Form 10-Q
period 2018-06-30
CYTOKINETICS INC
filed 2018-08-07
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Number of shares of common stock, $0.001 par value, outstanding as of July 29, 2018: 54,627,997

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and six months ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$46,955	$125,206
Short-term investments	184,986	143,685
Accounts receivable	236	1,112
Contract assets	10,375	—
Prepaid and other current assets	1,677	4,292
Total current assets	244,229	274,295
Long-term investments	—	16,518
Property and equipment, net	2,598	3,568
Other assets	412	429
Total assets	$247,239	$294,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,336	$5,253
Accrued liabilities	16,090	17,392
Contract liabilities	8,132	—
Deferred revenue, current	—	9,572
Current portion of long-term debt	1,703	—
Other current liabilities	28	227
Total current liabilities	27,289	32,444
Long-term debt, net	30,662	31,777
Liability related to the sale of future royalties, net	113,144	104,650
Deferred revenue, non-current	—	15,000
Other long-term liabilities	974	1,097
Total liabilities	172,069	184,968
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	55	54
Additional paid-in capital	762,887	755,526
Accumulated other comprehensive income	450	343
Accumulated deficit	(688,222)	(646,081)
Total stockholders’ equity	75,170	109,842
Total liabilities and stockholders’ equity	$247,239	$294,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Research and development, milestone, grant and other revenues, net	$4,680	$(1,889)	$8,265	$818
License revenues	1,535	4,942	3,218	6,388
Total revenues	6,215	3,053	11,483	7,206
Operating expenses:
Research and development	21,582	19,809	43,717	39,098
General and administrative	8,046	8,438	17,310	16,553
Total operating expenses	29,628	28,247	61,027	55,651
Operating loss	(23,413)	(25,194)	(49,544)	(48,445)
Interest expense	(898)	(782)	(1,761)	(1,540)
Non-cash interest expense on liability related to sale of future royalties	(4,338)	(3,717)	(8,467)	(6,012)
Interest and other income, net	1,126	612	1,968	1,049
Net loss	$(27,523)	$(29,081)	$(57,804)	$(54,948)
Net loss per share - basic and diluted	$(0.51)	$(0.60)	$(1.07)	$(1.22)
Weighted-average shares in net loss per share — basic and diluted	54,293	48,218	54,178	44,910
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(39)	(78)	107	(223)
Comprehensive loss	$(27,562)	$(29,159)	$(57,697)	$(55,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(57,804)	$(54,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	8,467	6,036
Non-cash equity-related expense	4,908	4,141
Depreciation of property and equipment	1,291	860
Interest receivable and amortization on investments	(500)	—
(Gain) loss on disposal of equipment	—	(82)
Non-cash interest expense related to long-term debt	588	278
Changes in operating assets and liabilities:
Accounts receivable	876	24
Contract assets	9,038	—
Prepaid and other assets	2,188	(2,663)
Accounts payable	(3,918)	(1,888)
Accrued and other liabilities	(1,597)	(3,912)
Contract liabilities	(10,618)	—
Deferred revenue	(9,572)	(51)
Net cash used in operating activities	(56,653)	(52,205)
Cash flows from investing activities:
Purchases of investments	(132,208)	(201,531)
Sales and maturities of investments	108,477	66,928
Purchases of property and equipment	(321)	(1,646)
Net cash used in investing activities	(24,052)	(136,249)
Cash flows from financing activities:
Public offerings of common stock, net of issuance costs	—	112,232
Sale of future royalties, net of issuance costs	—	90,621
Issuance of common stock related to sale of future royalties, net of issuance costs	—	7,560
Issuance of equity for stock-based awards and warrants, net	2,454	11,878
Net cash provided by financing activities	2,454	222,291
Net increase (decrease) in cash and cash equivalents	(78,251)	33,837
Cash and cash equivalents, beginning of period	125,206	66,874
Cash and cash equivalents, end of period	$46,955	$100,711

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $688.2 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

We are subject to risks common to late stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us. To date, we have funded operations primarily through sales of our common stock, contract payments under our collaboration agreements, sale of future royalties, debt financing arrangements, sales of our convertible preferred stock, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of our drug candidates. As a result, we may choose to raise additional capital through equity or debt financings to continue to fund operations in the future. We cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly-owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2017, as filed with the SEC.

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

Revenue Recognition – Adoption of Revenue from Contracts with Customers ASC 606

On January 1, 2018, we adopted Revenue from Contracts with Customers (ASC 606), using the modified retrospective method. On January 1, 2018, for contracts within the scope of ASC 606, we recognized a contract asset or liability and reduced our accumulated deficit by $15.7 million for the effect of adopting ASC 606 and did not revise our prior period financial statements. Pursuant to ASC 606, to recognize revenue from a contract with a customer, we:

(i) identify our contracts with our customers;

(ii) identify our distinct performance obligations in each contract;

(iii) determine the transaction price of each contract;

(iv) allocate the transaction price to the performance obligations; and

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

Collaborative Arrangements

We enter into collaborative arrangements with partners that typically include payment to us for one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; and (iii) royalties on net sales of licensed products.  Each of these payments results in collaboration or other revenues. Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligation. The stand-alone selling price may include such items as, forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, to determine the transaction price to allocate to each performance obligation.

For our collaboration agreements that include more than one performance obligation, such as a license combined with a commitment to perform research and development services, we make judgments to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate our progress each reporting period and, if necessary, adjust the measure of a performance obligation and related revenue recognition.

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

Milestone Payments:  We use judgement to determine whether a milestone is considered probable of being reached. Using the most likely amount method, we include the value of a milestone payment in the consideration for a contract at inception if we then conclude achieving the milestone is more likely than not. Otherwise, we exclude the value of a milestone payment from contract consideration at inception and recognize revenue for a milestone at a later date, when we judge that it is more likely than not that the milestone will be achieved. If we conclude it is probable that a significant revenue reversal would not occur, the associated milestone is included in the transaction price. We then allocate the transaction price to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

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

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017. Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We continue to analyze certain provisions of the Act including the application of new executive compensation limitation provisions under Internal Revenue Section 162(m). These items are subject to revisions from further analysis of the Tax Act and interpretation of any additional guidance issued by the U.S. Treasury Department, IRS, FASB, and other standard-setting and regulatory bodies.

We did not record a provision for income tax for three and six months ended June 30, 2018 because we expect to report a net tax loss for the year ending December 31, 2018.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, ‘Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments and is effective for annual and interim reporting periods beginning after December 15, 2019. We do not expect the adoption of ASU 2016-13 to have a material impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires us to record right-of-use asset and lease liability on the statement of financial position for operating leases with lease terms of more than 12 months and is effective for annual and interim reporting periods beginning on or after December 15, 2018. We expect to adopt this standard beginning in 2019 using the modified retrospective approach. We do not expect that this standard will have a material impact on our results of operations, but we do expect that upon adoption, it will have a material impact on our assets and liabilities. The primary effect of adoption will be the requirement to record right-of-use assets and corresponding lease obligations for current operating leases with lease terms of more than 12 months.

Note 2 — Net Loss Per Share

We excluded the following from diluted net loss per share because inclusion would have been antidilutive (in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017
Options to purchase common stock	5,421	6,170
Warrants to purchase common stock	100	310
Restricted Stock and Performance units	581	461
Shares issuable related to the ESPP	28	18
	6,130	6,959

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

Our revenue for the three and six months ended June 30, 2018 was affected by adopting ASC 606 as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Research and development revenue using guidance in effect prior to ASC 606	$70	$(1,334)
Impact of adoption of ASC 606	4,610	9,599
Research and development revenue	$4,680	$8,265

License revenue using guidance in effect prior to ASC 606	$4,314	$7,946
Impact of adoption of ASC 606	(2,779)	(4,728)
License revenue	$1,535	$3,218

The impact of adoption of ASC 606 on our net loss per share was as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net loss per share using guidance in effect prior to ASC 606	$(0.48)	$(0.98)
Impact of adoption of ASC 606	0.03	0.09
Net loss per share	$(0.51)	$(1.07)

Our contract assets and liabilities changed during the period, as follows (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Contract liability from the Amgen Agreement for the Co-Invest Option
Balance at beginning of period	$12,500	$18,750
Payments made for the Co-Invest Option	(6,250)	(12,500)
Balance at end of period	$6,250	$6,250

Contract asset from the 2016 Astellas Amendment
Balance at beginning of period	$16,201	$19,413
Cash received in advance of services performed	(1,735)	(1,735)
Reduction for services performed	(4,091)	(7,303)
Balance at end of period	$10,375	$10,375

Contract liability from the 2014 Astellas Amendment
Balance at beginning of period	$3,336	$6,288
Reduction for services performed	(1,454)	(4,406)
Balance at end of period	$1,882	$1,882

Note 4 — Research and Development Arrangements

Amgen Inc. (“Amgen”)

We and Amgen continue activities related to novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure under the collaboration and option agreement between the Company and Amgen, as amended (the “Amgen Agreement”). We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement.

We have exercised our option under the Amgen Agreement to co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan (the “Co-Invest Option”). We paid Amgen $12.5 million to fund the Co-Invest Option during the six months ended June 30, 2018.  We paid the final $6.3 million to fully fund the Co-Invest Option in July 2018. Payments we made to fund the Co-Invest Option in 2016 and 2017 reduced research and development revenues in 2016 and 2017 by $1.3 million and $20.0 million, respectively.

Adoption of ASC 606

We determined that the Amgen Agreement was within the scope of ASC 606. As of January 1, 2018, all the performance obligations under the Amgen Agreement were complete. On January 1, 2018, we recognized a contract liability for $18.8 million with a corresponding increase in accumulated deficit for the Co-Invest Option. Payments in the six months ended June 30, 2018 reduced this contract liability to $6.3 million. Revenue recognized related to the Amgen Agreement during the first half of 2017 consisted of $0.9 million for research and development services, offset by our Co-Invest Option payment of $7.5 million in the first half of 2017.

We paid Amgen $6.3 million and $12.5 million for the Co-Invest Option during the three and six months ended June 30, 2018, respectively.

Under the Amgen Agreement, we are eligible to receive over $300.0 million in additional development milestone payments based on various clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the receipt of such approvals. Additionally, we are eligible to receive up to $300.0 million in commercial milestone payments provided certain sales targets are met. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, we cannot estimate if and when these milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be constrained and exclude the milestone payments from the transaction price.

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

In 2014, we and Astellas amended and restated the license and collaboration agreement (the “2014 Astellas Amendment”) and expanded the objective of the collaboration to include spinal muscular atrophy (“SMA”) and potentially other neuromuscular indications for reldesemtiv and other fast skeletal muscle troponin activators (“FSTAs”); in connection therewith, Astellas paid us a $30.0 million non-refundable upfront license fee and a $15.0 million milestone payment. We determined at that time that the license for the expanded SMA rights did not have stand-alone value and the license and research and development services were a single unit of accounting and recognized revenue for these payments using the proportional performance model.

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

Adoption of ASC 606

On January 1, 2018, in adopting ASC 606, we concluded: (i) that the original agreement with Astellas in 2013 was outside the scope of ASC 606, since all performance obligations thereunder were completed prior to entering into the 2014 Astellas Amendment and the 2014 Astellas Amendment was not an amendment of the original agreement, (ii) the 2014 Astellas Amendment is a separate agreement within the scope of ASC 606 with no effect on the ongoing accounting for the related license and research and development service deliverables and (iii) the 2016 Astellas Amendment is a separate agreement within the scope of ASC 606. In adopting ASC 606 we determined:

•	Our performance obligations were the delivery of the license and performance of research and development services;
•

The transaction price included the $50.0 million in non-refundable fees, the $35.6 million in committed research and development fees and the $15.0 million Astellas paid us for the Option on Tirasemtiv;

•

The consideration allocated to the license resulted in a contract asset of $19.4 million included in other current assets, with a corresponding decrease to accumulated deficit on January 1, 2018, and to be realized using the proportional performance model; and

•	Research services we perform under the Astellas Agreement in 2018 and beyond are a separate contract.

The transaction price above was allocated to the license (approximately $83 million) and to the services (approximately $18 million) based on their respective stand-alone prices.

Of the revenue we recognized in the first half of 2018, $4.4 million was included in the contract liability at the beginning of the period. This revenue includes the cumulative effect of changes made during the period in the estimated costs of research and development services to be incurred to satisfy the related deliverable.

Revenue from Astellas included (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Research and development revenues	$4,680	$4,942	$8,265	$6,388
License revenues	1,535	3,973	3,218	$6,698
Total Revenue from Astellas	$6,215	$8,915	$11,483	$13,086

Of the transaction price allocated to the research and development services, approximately $4.6 million remains unrecognized at June 30, 2018.

We had accounts receivable from Astellas of $0.2 million at June 30, 2018 and no accounts receivable at December 31, 2017. Under the Astellas Agreement, additional research and early and late state development milestone payments for research and clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the commercial launch of collaboration products could total over $600.0 million and includes up to $95.0 million relating to reldesemtiv in non-neuromuscular indications, and over $100.0 million related to reldesemtiv in each of SMA, ALS and other neuromuscular indications. Additionally, $200.0 million in commercial milestones could be received under the Astellas Agreement provided certain sales targets are met. We are eligible to receive up to $2.0 million in research milestone payments under the collaboration for each future potential drug candidate. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due, and accordingly, are constrained and not included in the transaction price.

Note 5 — Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and available for sale investments at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$37,992	$—	$—	$37,992
U.S. Treasury securities	91,000	1	(108)	90,893
Agency bonds	39,634	—	(5)	39,629
Commercial paper	49,160	6	(3)	49,163
Corporate obligations	12,619	—	(15)	12,604
	$230,404	$7	$(130)	$230,281

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents	$111,501	$—	$—	$111,501
Short-term investments	$143,895	$—	$(210)	$143,685
Long-term investments	$16,538	$—	$(20)	$16,518

Investments available for sale at June 30, 2018 excludes an investment in equity with a fair value and unrealized gain of $0.7 million. At June 30, 2018, there were no investments that had been in a continuous unrealized loss position for 12 months or longer.

Interest income was $1.1 million and $2.0 million for the three and six months ended June 30 2018 and $0.6 million and $1.0 million for the three and six months ended June 30, 2017, respectively.

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

We primarily apply the market approach for recurring fair value measurements and endeavors to utilize the best information reasonably available. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and consider the security issuers’ and the third-party issuers’ credit risk in our assessment of fair value.

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

Fair value of financial assets:

Financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are classified in the table below in one of the three categories described above (in thousands):

	June 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$37,992	$—	$—	$37,992
U.S. Treasury securities	90,893	—	—	90,893
Agency bonds	—	39,629	—	39,629
Commercial paper	—	49,163	—	49,163
Corporate obligations	—	12,604	—	12,604
	$128,885	$101,396	$—	$230,281

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$51,001	$—	$—	$51,001
U.S. Treasury securities	165,801	—	—	165,801
Agency bonds	—	54,329	—	54,329
Equity securities	573	—	—	573
	$217,375	$54,329	$—	$271,704

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of June 30, 2018 and December 31, 2017, the fair value of the long-term debt approximated its carrying value of $32.4 million and $31.8 million, respectively, because it is carried at a market observable interest rate, which is considered Level 2.

As of June 30, 2018, the fair value of liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, over the life of the arrangement, which are considered Level 3 (See Note 9 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 7 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	June 30, 2018	December 31, 2017
Accrued liabilities:
Research and development services	$10,290	$9,436
Compensation related	4,527	6,260
Other accrued expenses	1,273	1,696
Total accrued liabilities	$16,090	$17,392

Note 8 — Long-Term Debt

We have a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB, collectively the “Lenders”) to fund our working capital and other general corporate needs. Our Long-term debt and unamortized debt discount balances are as follows (in thousands):

	June 30, 2018	December 31, 2017
Notes payable, gross	$32,000	$32,000
Less: Unamortized debt discount and issuance costs	(41)	(325)
Accretion of final payment fee	406	102
Carrying value of notes payable	32,365	31,777
Less: Current portion of long-term debt	(1,703)	—
Long-term debt	$30,662	$31,777

Payments on the notes payable will be interest only through May 2019, followed by 41 months of monthly payments of interest and principal. We are required to make a final payment upon loan maturity of 6.5% of the notes payable, which we accrete over the life of the notes payable. The interest rate under the Amended Loan Agreement is the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property.

Interest expense was $0.8 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively and $1.8 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 8.9% at June 30, 2018.

Minimum payments under the Loan Agreement are (in thousands):

2018	$2,615
2019	7,963
2020	11,187
2021	10,417
2022	10,176
Total minimum payments	42,358
Less: Interest and final payment	(10,358)
Notes payable, gross	$32,000

Note 9 - Liability Related to Sale of Future Royalties

In February 2017, we entered into a Royalty Purchase Agreement (the “Royalty Agreement”), under which we sold a portion of our right to receive royalties on potential net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million (the “Royalty Monetization”). The Royalty Monetization is non-refundable, even if omecamtiv mecarbil is never commercialized.  Concurrently, we entered into a Common Stock Purchase Agreement with RPI through which RPI purchased 875,676 shares of our common stock for $10.0 million (the “RPI Common Stock”).

We concluded that there are two units of accounting for the Royalty Monetization and the RPI Common Stock: (1) the Liability related to sale of future royalties and (2) the sale of the RPI Common Stock. We determined the fair value for the Liability related to sale of future royalties at the time of the Royalty Monetization to be $96.7 million, with an effective annual non-cash interest rate of 17% based on our estimate of the cash flows to be received over the life of the Royalty Agreement. We further determined that the fair value of the RPI Common Stock was $8.1 million at the time we entered into the Royalty Agreement.

We allocated the consideration of $100.0 million and related transaction costs of $1.8 million on a relative fair value basis to the liability for $92.3 million and the common stock for $7.7 million. We continue to accrete the Liability related to sale of future royalties using the interest method with an annual pre-tax interest rate of 17%. The transaction costs are amortized to non-cash interest expense over the estimated term of the Royalty Agreement. As of December 31, 2017, we determined the fair value at $131.6 million, after considering the new statutory effective tax rate of 21% in 2018. We recognized $4.3 million and $3.7 million in non-cash interest expense in the three months ended June 30, 2018 and 2017, respectively, and $8.5 million and $6.0 million in non-cash interest expense in the six months ended June 30, 2018 and 2017, related to the Royalty Agreement.

Note 10 — Stockholders’ Equity

Equity Incentive Plan

At December 31, 2017, we had outstanding 171,250 Performance Units with an award date fair value per unit of $7.00. The performance criteria for these Performance Units were met in 2017 and these units vested in March 2018.

As of June 30, 2018, 2.2 million authorized shares were available for grant under the 2004 Equity Plan.

Warrants

At June 30, 2018, we had outstanding warrants to purchase 100,106 shares of our common stock, issued pursuant to the Loan Agreement, with a weighted average exercise price of $6.74 per share.

Note 11 — Commitments and Contingencies

Commitments

Operating Lease:  Our non-cancelable operating lease for our facilities expires in 2021 and includes rental payments on a graduated scale and our payment of certain operating expenses. We recognize rent expense on a straight-line basis over the lease period. Rent expense was $1.3 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and $2.5 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively.

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

Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006 to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle contractility, including omecamtiv mecarbil (the “Amgen Agreement”). Amgen, in collaboration with Cytokinetics, is conducting GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil in heart failure. Cytokinetics and Amgen are also planning a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance, a trial to be conducted by Cytokinetics.

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

In June 2018, we announced data from a hypothesis-generating, Phase 2 clinical study of reldesemtiv in patients with SMA (the “SMA Study”) were presented at the 2018 Annual Cure SMA Conference in Dallas. We conducted the SMA Study in collaboration with Astellas.  The SMA Study, which examined two dose levels of reldesemtiv, 150 mg or 450 mg twice daily, met its primary objective to determine potential pharmacodynamic effects of reldesemtiv after multiple oral doses in patients with SMA, and secondary objectives to evaluate the safety, tolerability and pharmacokinetics of reldesemtiv The SMA Study showed dose- and concentration-dependent increases in time to muscle fatigue as measured by changes from baseline in Six Minute Walk Distance (“6MWD”), a sub-maximal exercise test of aerobic capacity and endurance, and Maximal Expiratory Pressure (“MEP”), a measure of strength of respiratory muscles, after eight weeks of treatment with reldesemtiv. The study demonstrated dose-dependent increases in 6MWD in ambulatory patients as measured at both post-baseline time points, week four and week eight. The study also showed increases vs. placebo in MEP. Other assessments in the study, including the Hammersmith Functional Motor Score - Extended, Revised Upper Limb Module, Timed Up-and-Go and Forced Vital Capacity, did not demonstrate meaningful differences between reldesemtiv versus placebo. Adverse events were similar between groups receiving reldesemtiv and placebo. The most commonly observed adverse effects were headache, constipation and nausea. Four patients had serious adverse events reported that resulted in early termination of study drug treatment, all considered to be unrelated to reldesemtiv.

In addition, in collaboration with Astellas, we are conducting a Phase 2 clinical trial of reldesemtiv in patients with amyotrophic lateral sclerosis (“ALS”), called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). Astellas, in collaboration with Cytokinetics, is conducting a Phase 2 clinical trial of reldesemtiv in patients with chronic obstructive pulmonary disease (“COPD”) and a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility. We and Astellas are continuing to conduct a joint research program focused on next-generation skeletal muscle activators.

All of our drug candidates have demonstrated evidence of potentially clinically relevant pharmacodynamic activity in humans. We expect to continue to focus on translating the observed pharmacodynamic activity of these compounds into potentially meaningful clinical benefits for patients. All our drug candidates have arisen from our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. Each of our drug candidates has a novel mechanism of action compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a productive area for drug discovery and development. We intend to leverage our experience in muscle contractility to expand our current pipeline, and expect to identify additional potential drug candidates that may be suitable for clinical development.

As we mark our 20th anniversary, our research continues to drive innovation and leadership in muscle biology, evidenced by three new muscle biology directed compounds advancing from research to development in 2018. Under our collaboration with Amgen, we are continuing pre-clinical development of a next-generation cardiac muscle activator; we expect to submit an IND in 2018 and plan to initiate Phase 1 studies for this potential drug candidate by year-end or in early 2019. Under our collaboration with Astellas, we jointly advanced a next-generation skeletal muscle activator into IND-enabling studies. Cytokinetics conducted regulatory interactions and is conducting IND-enabling studies of an unpartnered cardiac sarcomere directed compound in preparation to begin Phase 1 studies in the fourth quarter of 2018.

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

Omecamtiv mecarbil

Our lead drug candidate from our cardiac contractility program is omecamtiv mecarbil, a novel cardiac myosin activator. We expect omecamtiv mecarbil to be developed as a potential treatment across the continuum of care in heart failure both for use in the hospital setting and for use in the outpatient setting. Omecamtiv mecarbil is the subject of a Phase 3 development program in patients with reduced ejection fraction under our strategic alliance with Amgen.

Amgen Strategic Alliance

Our strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle contractility, including omecamtiv mecarbil, for the potential treatment of heart failure is governed by the Amgen Agreement. Amgen has exclusive, worldwide rights to develop and commercialize omecamtiv mecarbil and related compounds subject to our specified development and commercial participation rights. Amgen has also entered an alliance with Les Laboratoires Servier and Institut de Recherches Internationales (“Servier”) for exclusive commercialization rights in Europe as well as the Commonwealth of Independent States, including Russia. Servier contributes funding for development and provides strategic support to the program.

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

Amgen generally has discretion to elect whether to pursue or abandon the development of omecamtiv mecarbil and may terminate our strategic alliance for any reason upon six months’ prior notice. With our consent, Amgen granted Servier an option to commercialize omecamtiv mecarbil in Europe and the CIS, including Russia, which Servier decided to exercise. In August 2016, we entered into a letter agreement with Amgen and Servier, which provides that if Amgen’s rights to omecamtiv mecarbil are terminated with respect to the territory subject to Servier’s sublicense, the sublicensed rights previously granted by Amgen to Servier with respect to omecamtiv mecarbil will remain in effect and become a direct license or sublicense of such rights by us to Servier, on substantially the same terms as those in the Option, License and Collaboration Agreement between Amgen and Servier.

Omecamtiv Mecarbil: Clinical Development

GALACTIC-HF: GALACTIC-HF is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen, in collaboration with Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF is being conducted under a Special Protocol Assessment (“SPA”) with the U.S. FDA. GALACTIC-HF is planned to enroll approximately 8,000 symptomatic chronic heart failure patients in over 900 sites in 35 countries who are either currently hospitalized for a primary reason of heart failure or have had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. Patients are being randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, which is defined as either a hospitalization for heart failure or other urgent treatment for worsening heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score; time to first heart failure hospitalization; and all-cause death.

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

Reldesemtiv

Reldesemtiv is our next-generation FSTA. It is structurally distinct from tirasemtiv and selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Reldesemtiv has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. The FDA has granted reldesemtiv orphan drug designation for the potential treatment of SMA. We have approval for use of reldesemtiv as the International Nonproprietary Name from the World Health Organization and the United States Adopted Name Council and now refer to the drug candidate previously designated as CK-2127107 as reldesemtiv.

Astellas Strategic Alliance

Our strategic alliance with Astellas to advance novel therapies for diseases and medical conditions associated with muscle impairment and weakness is governed by the Astellas Agreement. We initially exclusively licensed to Astellas rights to co-develop and potentially co-commercialize reldesemtiv and other FSTAs in non-neuromuscular indications and to develop and commercialize other novel mechanism skeletal muscle activators in all indications, subject to certain Cytokinetics’ development and commercialization rights. Subsequently, we and Astellas expanded the strategic alliance to include certain neuromuscular indications, including SMA, for reldesemtiv and other FSTAs and to advance reldesemtiv into Phase 2 clinical development, initially in SMA. In 2016, we and Astellas further expanded the strategic alliance to include the development of reldesemtiv for the potential treatment of ALS, as well as the possible development in ALS of other FSTAs previously licensed by us to Astellas, and granted Astellas an option for a global collaboration for the development and commercialization of tirasemtiv (the “Option on Tirasemtiv”).

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

Reldesemtiv: Clinical Development

COPD: Astellas, in collaboration with Cytokinetics, is conducting a Phase 2 randomized, double-blind, placebo controlled, two period crossover clinical trial of reldesemtiv in patients with COPD designed to assess the effect of reldesemtiv on physical function in patients with COPD. The trial is expected to enroll approximately 40 patients in the United States and is designed to assess the effect of reldesemtiv compared to placebo on exercise tolerance. Additionally, the trial will assess the cardiopulmonary and neuromuscular effect of reldesemtiv relative to placebo and the effect of reldesemtiv on resting spirometry relative to placebo. The safety, tolerability and pharmacokinetics of reldesemtiv also will be assessed. Astellas has completed patient enrollment and we expect results from this Phase 2 clinical trial of reldesemtiv in patients with COPD in the third quarter of 2018.

Frailty: Astellas, in collaboration with Cytokinetics is conducting a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility. This trial is expected to enroll at least 60 elderly adults with limited mobility. Patients will be randomized to one of two treatment sequences in a 1:1 ratio to receive both reldesemtiv and placebo over two 14-day treatment periods, separated by a 14-day washout period. During treatment periods, patients will receive 500 mg of reldesemtiv or placebo twice daily, except on days 1 and 14, when they receive 500 mg of reldesemtiv once daily. The total study duration including the screening period and follow-up visit will be approximately 12 weeks for each patient. The trial is designed to assess the effect of reldesemtiv on skeletal muscle fatigue assessed as change from baseline versus 14 days of treatment in sum of peak torque during isokinetic knee extensions. The trial will also assess the effects of reldesemtiv on physical performance via a short physical performance battery, stair-climb test and 6-minute walk test as well as the safety, tolerability and pharmacokinetics of reldesemtiv. We expect Astellas will conduct an interim analysis of data arising from this trial in the third quarter of 2018.

ALS: In collaboration with Astellas, we are conducting FORTITUDE-ALS. Approximately 450 eligible ALS patients will be randomized (1:1:1:1) to receive either 150 mg, 300 mg or 450 mg of reldesemtiv dosed orally twice daily or placebo for 12 weeks. The primary efficacy endpoint is the change from baseline in the percent predicted slow vital capacity (“SVC”) at 12 weeks. Secondary endpoints include slope of the change from baseline in the mega-score of muscle strength measured by hand held dynamometry (HHD) and handgrip dynamometry in patients on reldesemtiv; change from baseline in the ALS Functional Rating Scale – Revised (“ALSFRS-R”); incidence and severity of treatment-emergent adverse events (TEAEs); and plasma concentrations of reldesemtiv at the sampled time points during the study. Exploratory endpoints will be measured including the effect of reldesemtiv versus placebo on self-assessments of respiratory function made at home by the patient with help as needed by the caregiver; disease progression through quantitative measurement of speech production characteristics over time; disease progression through quantitative measurement of handwriting abilities over time; and change from baseline in quality of life (as measured by the ALSAQ-5) in patients on reldesemtiv. We expect to complete enrollment in FORTITUDE-ALS in the fourth quarter of 2018 and expect results from this Phase 2 clinical trial of reldesemtiv in patients with ALS in the first half of 2019.

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

Tirasemtiv

In November 2017, we announced that VITALITY-ALS did not meet its primary endpoint of change from baseline in slow vital capacity and we suspended development of tirasemtiv. After consulting with an advisory board of ethicists, patient advocates, trial investigators and experts in pre-approval access to assess whether and how best to continue providing tirasemtiv to those people living with ALS participating in VIGOR-ALS, we closed VIGOR-ALS and are transitioning patients enrolled in VIGOR-ALS who wish to remain on tirasemtiv to a Managed Access Program (“MAP”).

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

Results of Operations

Revenues

Revenues for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase (Decrease)	June 30, 2018	June 30, 2017	Increase (Decrease)
Research and development, grant and other revenues, net	$4,680	$(1,889)	$6,569	$8,265	$818	$7,447
License revenues	1,535	4,942	(3,407)	3,218	6,388	(3,170)
Total revenues	$6,215	$3,053	$3,162	$11,483	$7,206	$4,277

Revenues for 2018 consisted of license revenue and reimbursement of expenses we incurred under our collaboration with Astellas.

Revenues for the three months and six months ended June 30, 2017 of $3.1 million and $7.2 million, respectively.  Revenues for the first six months of 2017 included $6.7 million of research and development revenues and $6.4 Million of license revenues from our collaboration with Astellas, and $1.3 million of research and development revenues from our collaboration with Amgen and were offset by $7.5 million for payments to Amgen for the Co-Invest Option.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	Increase (Decrease)	June 30, 2018	June 30, 2017	Increase (Decrease)
Cardiac muscle contractility	$4,884	$2,442	$2,442	$6,820	$4,715	$2,105
Skeletal muscle contractility	12,778	16,177	(3,399)	30,040	32,444	(2,404)
All other research programs	3,920	1,190	2,730	6,857	1,939	4,918
Total research and development expenses	$21,582	$19,809	$1,773	$43,717	$39,098	$4,619

Research and development expenses for the second quarter of 2018 increased to $21.6 million from $19.8 million for the second quarter of 2017, primarily due to increased clinical activity for reldesemtiv and other preclinical activities for our unpartnered cardiac sarcomere directed compound.

Research and development expenses for the first half of 2018 increased to $43.7 million from $39.1 million for the first half of 2017, primarily due to increased clinical activity for reldesemtiv and other preclinical activities for our unpartnered cardiac sarcomere directed compound.

Our research and development expenses do not include research and development expenses incurred by our collaboration partners to develop our product candidates, including but not limited to costs incurred by Amgen to conduct GALACTIC-HF or costs incurred by Astellas to conduct clinical trials of reldesemtiv in COPD and frailty.

We expect our research and development expenses to decrease in 2018 compared to 2017 primarily because in November 2017 we suspended development of tirasemtiv. We expect the development of reldesemtiv for the potential treatment of diseases and medical conditions associated with muscle weakness or wasting to continue under our strategic alliance with Astellas. We expect the Phase 3 development of omecamtiv mecarbil for the potential treatment of heart failure to continue under our strategic alliance with Amgen.

Results from research and development for one product candidate may ultimately inform the development of another product candidate. In addition, clinical development timelines, the likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We plan to continue to monitor which research and development programs to pursue and how much funding to direct to each program. The lengthy process of seeking regulatory approvals and subsequent compliance with applicable regulations requires the expenditure of substantial resources. Any failure by us to obtain and maintain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, could have a material adverse effect on our results of operations.

General and Administrative Expenses

General and administrative expenses for the second quarter of 2018 decreased to $8.0 million from $8.4 million for the second quarter of 2017, primarily due to lower professional services and increased to $17.3 million in the first half of 2018 from $16.6 million for the first half of 2017, primarily due to increased compensation expense.

We expect that general and administrative expenses in 2018 will decrease compared to 2017, primarily because we expect lower commercial development expenses in 2018 as compared to 2017 following suspension of commercial development of tirasemtiv.

Interest expense

Interest expense for the second quarter of 2018 and 2017 and the first half of 2018 and 2017 consisted primarily of interest expense related to the Loan and Security Agreement, dated October 19, 2015 and amended on October 27, 2017 by and among the Company, Oxford Finance LLC and Silicon Valley Bank, as amended (the “Loan Agreement”). Interest expense increased in 2018 compared to 2017 primarily due to higher average loan balances outstanding in 2018 compared to 2017.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to Liability related to sale of future royalties for the second quarter of 2018 and 2017 and first half of 2018 and 2017 resulted from accretion of the liability related to sale of future royalties. We anticipate that this non-cash interest expense will increase in the future primarily due to accretion of the liability over time.

Interest and Other Income, net

Interest and other income, net for the second quarter of 2018 and 2017 and the first half of 2018 and 2017 primarily consisted of interest income generated from our cash, cash equivalents and investments. Other income consisted of immaterial net gains upon disposal of certain equipment.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities and a summary of our borrowings and working capital is summarized as follows:

June 30, 2018
Financial assets:
Cash and cash equivalents	$46,955
Short-term investments	184,986
Long-term investments	—
Total cash, cash equivalents and marketable securities	$231,941
Borrowings:
Long-term debt	$30,662
Total borrowings	$30,662
Working capital:
Current assets	$244,229
Current liabilities	27,289
Total working capital	$216,940

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

Net cash used in operating activities of $56.7 million in the first half of 2018 was largely due to ongoing research and development activities, payment to Amgen for our Co-Invest Option and general and administrative expenses to support those activities. Net loss for the first half of 2018 included, among other items: non-cash stock based compensation; non-cash contract assets and liabilities associated with adoption of ASC 606; and non-cash interest expense related to sale of future royalties.

Net cash used in investing activities of $24.1 million in the first half of 2018 was primarily due to proceeds from the maturity of investments exceeding purchases of investments and purchases of equipment of $0.3 million.

Net cash provided by financing activities of $2.5 million in the first half of 2018 was primarily due to proceeds from issuance of stock from stock options and our employees stock purchase plan, offset in part by cash used for our payment statutory taxes on Performance Awards issued net of tax on behalf of employees.

Our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due by Period
	2018	2019	2020	2021	2022	Beyond	Total
Liability related to sale of future royalties (1)	$—	$—	$—	$—	$—	$113,144	$113,144
Long-term debt	$2,615	$7,963	$11,187	$10,417	$10,176	$—	$42,358
Interest obligation on long-term debt	$2,615	$2,500	$1,821	$1,051	$2,371	$—	$10,358
Operating lease obligations (2)	$3,789	$4,682	$4,846	$2,465	$—	$—	$15,782
	$9,019	$15,145	$17,854	$13,933	$12,547	$113,144	$181,642
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

To date, we have made all our Payments for our Co-Invest Option under the Amgen Agreement.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development and commercial readiness activities. Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•	the initiation, progress, timing, scope and completion of preclinical research, nonclinical development, CMC, and clinical trials for our drug candidates and other compounds;
•	the time and costs involved in obtaining regulatory approvals;
•	delays that may be caused by requirements of regulatory agencies;
•	Amgen’s decisions regarding funding of development and commercialization of omecamtiv mecarbil or other compounds for the potential treatment of heart failure under our collaboration;
•	Astellas’ decisions regarding funding of development and commercialization of reldesemtiv or other skeletal muscle activators under our collaboration;
•	our level of funding for the development of current or future drug candidates;
•	the number of drug candidates we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our potential drugs;
•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;
•	our plans or ability to engage third party manufacturers for our drug candidates and potential drugs;
•	our plans or ability to build or access sales and marketing capabilities and to achieve market acceptance for potential drugs;
•	the expansion and advancement of our research programs;
•	the hiring of additional employees and consultants;
•	the expansion of our facilities;
•	the acquisition of technologies, products and other business opportunities that require financial commitments; and
•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

We have incurred an accumulated deficit of $688.2 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from various sources, including but not limited to strategic collaborations, additional sales of equity securities, grants and debt financings. Potential future sources of cash from our strategic alliances and related agreements from option and other fees, milestone payments and royalties are uncertain. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Disputes may arise between us and Amgen, which may delay or cause the termination of any clinical trials of omecamtiv mecarbil, result in significant litigation or cause Amgen to act in a manner that is not in our best interest. The costs associated with the continuing development of omecamtiv mecarbil may cause Amgen to reconsider the terms of its investment and seek to amend or terminate our collaboration agreement or to suspend the development of omecamtiv mecarbil. If development of omecamtiv mecarbil does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Amgen with respect to omecamtiv mecarbil. If the results of one or more clinical trials with omecamtiv mecarbil do not meet Amgen’s expectations at any time, Amgen may elect to terminate further development of omecamtiv mecarbil or certain of the potential clinical trials for omecamtiv mecarbil, even if the actual number of patients treated at that time is relatively small. In addition, Amgen generally has discretion to elect whether to pursue or abandon the development of omecamtiv mecarbil and may terminate our strategic alliance for any reason upon six months prior notice. With our consent, Amgen granted Servier an option to commercialize omecamtiv mecarbil in Europe and the CIS, including Russia, which Servier decided to exercise. In August 2016, we entered into a letter agreement with Amgen and Servier, which provides that if Amgen’s rights to omecamtiv mecarbil are terminated with respect to the territory subject to Servier’s sublicense, the sublicensed rights previously granted by Amgen to Servier with respect to omecamtiv mecarbil will remain in effect and become a direct license or sublicense of such rights by us to Servier, on substantially the same terms as those in the Option, License and Collaboration Agreement between Amgen and Servier. If Amgen abandons omecamtiv mecarbil, it would result in a delay in or could prevent us from commercializing omecamtiv mecarbil, and would delay and could prevent us from obtaining revenues for this drug candidate. In addition, we would be required to provide Servier with a direct license or sublicense and the rights to commercialize omecamtiv mecarbil in Europe and the CIS, including Russia on terms that were not negotiated by us. There can be no assurance that we would be able to negotiate and enter into a definitive agreement with Servier on terms favorable or acceptable to us, or at all.

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

The primary objective of our strategic alliance with Astellas is to advance skeletal muscle activators including reldesemtiv as novel therapies for indications associated with muscle weakness.

Astellas has an exclusive license to co-develop and commercialize reldesemtiv for potential application in certain neuromuscular and non-neuromuscular indications worldwide, subject to certain Cytokinetics’ development and commercialization rights. Under this strategic alliance, we have conducted a Phase 2 clinical trial of reldesemtiv in patients with SMA and Astellas is conducting a Phase 2 clinical trial of reldesemtiv in patients with COPD as well as a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility.

In addition, we are collaborating with Astellas to develop reldesemtiv in ALS. Astellas is primarily responsible for the development of reldesemtiv in ALS, and we are responsible for conducting FORTITUDE-ALS, the Phase 2 clinical trial of reldesemtiv in ALS.

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

If the results of one or more clinical trials with reldesemtiv, including the SMA Study, do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of reldesemtiv or certain of the potential clinical trials for reldesemtiv, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of reldesemtiv. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the strategic alliance’s research term, which will expire December 31, 2019. If Astellas abandons reldesemtiv, it would result in a delay in or could prevent us from further developing or commercializing reldesemtiv, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Astellas, which may delay or cause the termination of any reldesemtiv clinical trials, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of reldesemtiv does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to reldesemtiv. If Astellas abandons development of reldesemtiv prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of reldesemtiv or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of reldesemtiv ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Astellas has primary responsibility for the manufacturing for the ongoing development of reldesemtiv worldwide. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

Our drug candidates require precise high-quality manufacturing. The failure to achieve and maintain high manufacturing standards, including failure to detect or control anticipated or unanticipated manufacturing errors or the frequent occurrence of such errors, could result in patient injury or death, discontinuance or delay of ongoing or planned clinical trials, delays or failures in product testing or delivery, cost overruns, product recalls or withdrawals and other problems that could seriously hurt our business. Contract drug manufacturers often encounter difficulties involving production yields, quality control and quality assurance and shortages of qualified personnel. These manufacturers are subject to stringent regulatory requirements, including the FDA’s current good manufacturing practices regulations and similar foreign laws and standards. Each contract manufacturer must pass a pre-approval inspection before we can obtain marketing approval for any of our drug candidates and following approval will be subject to ongoing periodic unannounced inspections by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies, to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign laws and standards. We seek to ensure that our contract manufacturers comply fully with all applicable regulations, laws and standards. However, we do not have control over our contract manufacturers’ compliance with these regulations, laws and standards. If one of our contract manufacturers fails to pass its pre-approval inspection or maintain ongoing compliance at any time, the production of our drug candidates could be interrupted, resulting in delays or discontinuance of our clinical trials, additional costs and potentially lost revenues. In addition, failure of any third-party manufacturers or us to comply with applicable regulations, including pre- or post-approval inspections and the current good manufacturing practice requirements of the FDA or other comparable regulatory agencies, could result in sanctions being imposed on us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

We have discovered and develop drug candidates that have what we believe are novel mechanisms of action directed against cytoskeletal targets. Because no currently-approved drugs appear to operate via the same biochemical mechanisms as our compounds, we cannot be certain that our drug candidates will result in commercially viable drugs that safely and effectively treat the indications for which we intend to develop them. The results we have seen for our compounds in preclinical models may not translate into similar results in humans, and results of early clinical trials in humans may not be predictive of the results of larger clinical trials that may later be conducted with our drug candidates. Even if we are successful in developing and receiving regulatory approval for a drug candidate for the treatment of a particular disease, we cannot be certain that it will be accepted by prescribers or be reimbursed by insurers or that we will also be able to develop and receive regulatory approval for that or other drug candidates for the treatment of other diseases. If we or our partners are unable to successfully develop and commercialize our drug candidates, our business will be materially harmed.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if reldesemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it will then compete with RADICAVAtm (edaravone),  the first FDA approved drug for the treatment of ALS since riluzole in 1995 and may then compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, Neuraltus Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.), AB Science, Mitsubishi Tanabe Pharma Corporation and Treeway, Genentech, Inc., and BrainStorm Cell Therapeutics. Also, if reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of SMA, it will then compete with SPINRAZA® (nusinersen) and may then compete with other potential new therapies being developed by companies including, but not limited to, Roche (in collaboration with PTC Therapeutics) and AveXis, Inc. (a Novartis company). If reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of non-neuromuscular indications associated with muscle weakness, it may then compete with other potential new therapies being developed by companies including, but not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Acceleron Pharma, Stealth Biotherapeutics, and Novartis (in collaboration with MorphoSys AG).

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor® (nesiritide), Corlanor® (ivabradine), and Entresto® (sacubitril/valsartan). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis, Bayer, Stealth Biotherapeutics, and MyoKardia (in collaboration with Sanofi). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

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

We have been granted orphan designation in the U.S. for reldesemtiv; however, there can be no guarantee that we will receive orphan approval for reldesemtiv, nor that we will be able to prevent third parties from developing and commercializing products that are competitive to reldesemtiv.

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

In particular,the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”) substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.  The ACA and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act.  President Trump has signed Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While the U.S. Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The U.S. Congress may consider other legislation to repeal and replace elements of the

ACA. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, as required by the new revenue recognition standards under ASC 606, we disclose the aggregate unsatisfied amount of transaction price allocated to performance obligations as of the end of the reporting period. Market practices surrounding the calculation of this measure are still evolving. It is possible that analysts and investors could misinterpret our disclosure or that the terms of our research or license agreements or other circumstances could cause our methods for preparing this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.

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

Our executive officers, directors and their affiliates beneficially own or control some of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, may have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The exercise of stock options or settlement of equity awards for common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the market price of our common stock.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

New tax legislation enacted in 2017 (the “2017 Tax Act”) significantly reformed the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act, among other things, contains significant changes to corporate taxation, including

•	reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%;
•	limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses);
•	limitation of the deduction for net operating losses generated after 2017 to 80% of current year taxable income,

•	indefinite carryforward of net operating losses and elimination of net operating loss carrybacks;
•	changes in the treatment of offshore earnings regardless of whether they are repatriated;
•	mandatory capitalization of research and development expenses beginning in 2022;
•	immediate deductions for certain new investments instead of deductions for depreciation expense over time;
•	further deduction limits on executive compensation; and
•	modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures.

Federal net operating loss carryovers generated after 2017 will be carried forward indefinitely pursuant to the 2017 Tax Act. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This periodic report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future.

Our ability to use net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be subject to certain limitations, and ownership changes may limit our ability to use our net operating losses and tax credits in the future.

Our ability to use our federal and state net operating loss carryforwards (“NOLs”) to offset potential future taxable income and reduce related income taxes depends upon our generation of future taxable income. We cannot predict with certainty when, or whether, we will generate sufficient taxable income to use our NOLs.

Our federal NOLs generated prior to 2018 will continue to be governed by tax rules in effect prior to the 2017 Tax Act, with unused NOLs expiring 20 years after we report a tax loss. These NOLs could expire unused and be unavailable to offset future taxable income. We cannot predict if and to what extent various states will conform to the 2017 Tax Act.

In addition, generally, if one or more stockholders or groups of stockholders who owns at least 5% of stock increases its ownership by more than 50% over its lowest ownership percentage within a three-year testing period, an ownership change occurs (an “Ownership Change”). Our ability to utilize our NOLs and tax credit carryforwards to reduce taxes payable in a year we have taxable income may be limited if there has been an Ownership Change in our stock. Similar rules may apply under state tax laws. We may experience a Ownership Changes in the future as a result of future stock sales or other changes in the ownership of our stock, some of which are beyond our control and, as a result, NOLs generated in 2017 and before, may expire unused.

Any material limitation or expiration of our NOLs and tax credit carryforwards may harm our future net income by effectively increasing our future effective tax rate, which could result in a reduction in the market price of our common stock.

Evolving regulation of corporate governance and public disclosure may result in additional expenses, use of resources and continuing uncertainty.

We regularly evaluate and monitor developments with respect to new and proposed laws, regulations and standards. For example, we spend significant financial and human resources to document and test the adequacy of our internal control over financial reporting to comply with the internal control requirements the Sarbanes-Oxley Act.

We intend to maintain high standards of corporate governance and public disclosure and to invest the resources necessary to comply with evolving laws, regulations and standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies. In many cases, changes lack specificity and compliance with these changes may evolve over time as new guidance is provided by regulatory and governing bodies. We cannot accurately predict or estimate the amount or timing of the additional effort or expense we may incur complying with changes in these laws, regulations and standards. Therefore, we can provide no assurance as to conclusions of management or by our independent registered public accounting firm with respect to the effectiveness of our internal control over financial reporting in the future. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, due to ambiguities related to practice or otherwise, regulatory authorities may initiate legal proceedings against us, which could be costly and time-consuming, and our reputation and business may be harmed.

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

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

10.1	Amendment to Collaboration Agreement; Joint Development Committee Membership					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Dated: August 7, 2018	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching Jaw
Ching Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Peter S. Roddy
Peter S. Roddy
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)