Form 10-Q
period 2018-09-30
CYTOKINETICS INC
filed 2018-11-09
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	⌧

Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of November 5, 2018: 54,710,900

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and six months ENDED September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$27,624	$125,206
Short-term investments	182,686	143,685
Accounts receivable	9,156	1,112
Contract assets	5,876	—
Prepaid and other current assets	1,927	4,292
Total current assets	227,269	274,295
Long-term investments	—	16,518
Property and equipment, net	2,687	3,568
Other assets	323	429
Total assets	$230,279	$294,810
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,024	$5,253
Accrued liabilities	15,652	17,392
Deferred revenue, current	—	9,572
Current portion of long-term debt	3,778	—
Other current liabilities	38	227
Total current liabilities	21,492	32,444
Long-term debt, net	38,127	31,777
Liability related to the sale of future royalties, net	117,718	104,650
Deferred revenue, non-current	—	15,000
Other long-term liabilities	873	1,097
Total liabilities	178,210	184,968
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	55	54
Additional paid-in capital	765,970	755,526
Accumulated other comprehensive income	447	343
Accumulated deficit	(714,403)	(646,081)
Total stockholders’ equity	52,069	109,842
Total liabilities and stockholders’ equity	$230,279	$294,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues:
Research and development, milestone, grant and other revenues, net	$8,726	$5,862	$16,991	$6,680
License revenues	1,915	318	5,133	6,706
Total revenues	10,641	6,180	22,124	13,386
Operating expenses:
Research and development	21,391	24,947	65,858	64,045
General and administrative	7,164	9,657	23,724	26,210
Total operating expenses	28,555	34,604	89,582	90,255
Operating loss	(17,914)	(28,424)	(67,458)	(76,869)
Interest expense	(867)	(806)	(2,628)	(2,346)
Non-cash interest expense on liability related to sale of future royalties	(4,559)	(3,906)	(13,026)	(9,918)
Interest and other income, net	1,323	779	3,291	1,828
Net loss	$(22,017)	$(32,357)	$(79,821)	$(87,305)
Net loss per share — basic and diluted	$(0.40)	$(0.60)	$(1.47)	$(1.82)
Weighted-average shares in net loss per share — basic and diluted	54,626	53,719	54,329	47,879
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	3	512	104	289
Comprehensive loss	$(22,014)	$(31,845)	$(79,717)	$(87,016)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

condensed CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2017	53,960,832	$54	$755,526	$343	$(646,081)	$109,842
Stock-based compensation	—	—	7,480	—	—	7,480
Exercise of stock options	415,263	1	3,112	—	—	3,113
Issuance of common stock under Employee Stock Purchase Plan	75,992	—	536	—	—	536
Vesting of restricted stock units, net of taxes withheld	189,433	—	(866)	—	—	(866)
Issuance of warrants	—	—	182	—	—	182
Other comprehensive income	—	—	—	104	—	104
Adoption of ASC 606	—	—	—	—	11,499	11,499
Net loss	—	—	—	—	(79,821)	(79,821)
Balance, September 30, 2018	54,641,520	$55	$765,970	$447	$(714,403)	$52,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(79,821)	$(87,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	13,026	9,954
Non-cash equity-related expense	7,480	6,588
Depreciation of property and equipment	1,559	1,310
Interest receivable and amortization on investments	(1,237)	—
(Gain) loss on disposal of equipment	—	(82)
Non-cash interest expense related to debt	412	418
Changes in operating assets and liabilities:
Accounts receivable	(8,044)	(9,976)
Contract assets	13,537	—
Prepaid and other assets	2,026	(2,308)
Accounts payable	(3,230)	1,462
Accrued and other liabilities	(2,109)	(132)
Contract liabilities	(18,750)	—
Deferred revenue	(13,737)	2,383
Net cash used in operating activities	(88,888)	(77,688)
Cash flows from investing activities:
Purchases of investments	(188,428)	(214,457)
Sales and maturities of investments	167,732	119,963
Purchases of property and equipment	(679)	(2,097)
Net cash used in investing activities	(21,375)	(96,591)
Cash flows from financing activities:
Public offerings of common stock, net of issuance costs	—	112,224
Sale of future royalties, net of issuance costs	—	90,621
Issuance of common stock related to sale of future royalties, net of issuance costs	—	7,560
Issuance of long term debt, net of debt discount and issuance costs	9,898	—
Issuance of equity for stock-based awards and warrants, net	2,783	13,320
Net cash provided by financing activities	12,681	223,725
Net increase (decrease) in cash and cash equivalents	(97,582)	49,446
Cash and cash equivalents, beginning of period	125,206	66,874
Cash and cash equivalents, end of period	$27,624	$116,320

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $714.4 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

Revenue Recognition – Adoption of Revenue from Contracts with Customers ASC 606

On January 1, 2018, we adopted Revenue from Contracts with Customers (ASC 606), using the modified retrospective method. On January 1, 2018, for contracts within the scope of ASC 606, we recognized a contract asset or liability and reduced our accumulated deficit by $11.5 million for the effect of adopting ASC 606 and did not revise our prior period financial statements. Pursuant to ASC 606, to recognize revenue from a contract with a customer, we:

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

We did not record a provision for income tax for three and nine months ended September 30, 2018 because we expect to report a net tax loss for the year ending December 31, 2018.

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

Note 2 — Net Loss Per Share

We excluded the following from diluted net loss per share because inclusion would have been antidilutive (in thousands):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Options to purchase common stock	5,451	6,020
Warrants to purchase common stock	107	100
Restricted Stock and Performance units	562	459
Shares issuable related to the ESPP	28	41
	6,148	6,620

Note 3 — Revenue Recognition

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

Our revenue for the three and nine months ended September 30, 2018 was affected by adopting ASC 606 as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Research and development revenue using guidance in effect prior to ASC 606	$(872)	$(2,206)
Impact of adoption of ASC 606	9,598	19,197
Research and development revenue	$8,726	$16,991

License revenue using guidance in effect prior to ASC 606	$4,954	$12,901
Impact of adoption of ASC 606	(3,039)	(7,768)
License revenue	$1,915	$5,133

The impact of adoption of ASC 606 on our net loss per share was as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net loss per share using guidance in effect prior to ASC 606	$(0.52)	$(1.68)
Impact of adoption of ASC 606	0.12	0.21
Net loss per share	$(0.40)	$(1.47)

We have completed our performance obligations for the Co-Invest Option and the 2014 Astellas agreement. We expect to complete our performance obligations for the 2016 Astellas Amendment in 2019. Our contract assets and liabilities changed during the period, as follows (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Contract liability from the Amgen Agreement for the Co-Invest Option
Balance at beginning of period	$6,250	$18,750
Payments made for the Co-Invest Option	(6,250)	(18,750)
Balance at end of period	$—	$—

Contract asset from the 2016 Astellas Amendment
Balance at beginning of period	$10,375	$19,413
Reduction for services performed	(5,562)	(12,865)
Cash received in advance of services performed	1,063	(672)
Balance at end of period	$5,876	$5,876

Contract liability from the 2014 Astellas Amendment
Balance at beginning of period	$1,882	$6,288
Reduction for services performed	(1,882)	(6,288)
Balance at end of period	$—	$—

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

In July 2018, we paid Amgen the final $6.3 million and completed the exercise of our option under the Amgen Agreement to co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan (the “Co-Invest Option”). We paid Amgen $18.8 million to fund the Co-Invest Option during the nine months ended September 30, 2018. Payments we made to fund the Co-Invest Option in 2016 and 2017 reduced research and development revenues in 2016 and 2017 by $1.3 million and $20.0 million, respectively.

Adoption of ASC 606

We determined that the Amgen Agreement was within the scope of ASC 606. As of January 1, 2018, all the performance obligations under the Amgen Agreement were complete. On January 1, 2018, we recognized a contract liability for $18.8 million with a corresponding increase in accumulated deficit for the Co-Invest Option. We paid Amgen $6.3 million and $18.8 million for the Co-Invest Option during the three and nine months ended September 30, 2018, respectively.

Revenue recognized related to the Amgen Agreement during the first nine months of 2017 consisted of $10.0 million for a development milestone related to the start of GALACTIC-HF in Japan and $1.3 million for research and development services, offset by our Co-Invest Option payments of $13.8 million.

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

In 2014, we and Astellas amended and restated the license and collaboration agreement (the “2014 Astellas Amendment”) and expanded the objective of the collaboration to include spinal muscular atrophy (“SMA”) and potentially other neuromuscular indications for reldesemtiv and other fast skeletal muscle troponin activators (“FSTAs”); in connection therewith, Astellas paid us a $30.0 million non-refundable upfront license fee and a $15.0 million milestone payment. We determined at that time that the license for the expanded SMA rights did not have stand-alone value and the license and research and development services were a single unit of accounting and recognized revenue for these payments using the proportional performance model. As of September 30, 2018, all our performance obligations under the 2014 Astellas Amendment were complete.

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

Astellas’ Option on Tirasemtiv

In 2016, Astellas paid us a $15.0 million non-refundable option fee for the option for a global collaboration for the development and commercialization of tirasemtiv, our first-generation fast skeletal muscle troponin activator (the “Option on Tirasemtiv”).

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

Adoption of ASC 606

On January 1, 2018, in adopting ASC 606, we concluded: (i) that the original agreement with Astellas in 2013 was outside the scope of ASC 606, since all performance obligations thereunder were completed prior to entering into the 2014 Astellas Amendment and the 2014 Astellas Amendment was not an amendment of the original agreement, (ii) the 2014 Astellas Amendment is a separate agreement within the scope of ASC 606 with no effect on the ongoing accounting for the related license and research and development service deliverables and (iii) the 2016 Astellas Amendment is a separate agreement within the scope of ASC 606. In adopting ASC 606 we determined:

•	Our performance obligations were the delivery of the license and performance of research and development services;
•	The transaction price included the $50.0 million in non-refundable fees, $35.6 million in committed research and development fees and the $15.0 million Astellas paid us for the Option on Tirasemtiv;
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

Of the revenue we recognized in 2018, $4.4 million was included in the contract liability at the end of 2017. This revenue includes the cumulative effect of changes made during the period in the estimated costs of research and development services to be incurred to satisfy the related deliverable.

Revenue from Astellas included (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Research and development revenues	$8,526	$2,112	$16,791	$8,810
License revenues	1,915	318	5,133	6,707
Total Revenue from Astellas	$10,441	$2,430	$21,924	$15,517

As of September 30, 2018, we have completed all our deliverables for the 2014 Astellas Amendment and have recognized as revenue all the consideration under that agreement. As of September 30, 2018, approximately $9.5 million of the transaction price for the 2016 Astellas Amendment allocated to research and development services remains unrecognized. We had accounts receivable from Astellas of $9.2 million at September 30, 2018 and no accounts receivable at December 31, 2017.

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

Note 5 — Cash Equivalents and Investments

The amortized cost and fair value of cash equivalents and available for sale investments at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$26,353	$—	$—	$26,353
U.S. Treasury securities	79,489	-	(97)	79,392
Agency bonds	27,675	—	(9)	27,666
Commercial paper	62,872	-	(16)	62,856
Corporate obligations	13,883	—	(4)	13,879
	$210,272	$-	$(126)	$210,146

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents	$111,501	$—	$—	$111,501
Short-term investments	$143,895	$—	$(210)	$143,685
Long-term investments	$16,538	$—	$(20)	$16,518

Investments available for sale at September 30, 2018 excludes an investment in equity with a fair value and unrealized gain of $0.9 million. At September 30, 2018, there were no investments that had been in a continuous unrealized loss position for 12 months or longer.

Interest income was $1.3 million and $3.3 million for the three and nine months ended September 30 2018 and $0.8 million and $1.8 million for the three and nine months ended September 30, 2017, respectively.

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

Fair value of financial assets:

Financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are classified in the table below in one of the three categories described above (in thousands):

	September 30, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$26,353	$—	$—	$26,353
U.S. Treasury securities	79,392	—	—	79,392
Agency bonds	—	27,666	—	27,666
Commercial paper	—	62,856	—	62,856
Corporate obligations	—	13,879	—	13,879
	$105,745	$104,401	$—	$210,146

	December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$51,001	$—	$—	$51,001
U.S. Treasury securities	165,801	—	—	165,801
Agency bonds	—	54,329	—	54,329
Equity securities	573	—	—	573
	$217,375	$54,329	$—	$271,704

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of September 30, 2018 and December 31, 2017, the fair value of the long-term debt approximated its carrying value of $41.9 million and $31.7 million, respectively, because it is carried at a market observable interest rate, which is considered Level 2.

As of September 30, 2018, the fair value of liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, over the life of the arrangement, which are considered Level 3 (See Note 9 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 7 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	September 30, 2018	December 31, 2017
Accrued liabilities:
Research and development services	$8,801	$9,436
Compensation related	5,372	6,260
Other accrued expenses	1,479	1,696
Total accrued liabilities	$15,652	$17,392

Note 8 — Long-Term Debt

We have a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB, collectively the “Lenders”) to fund our working capital and other general corporate needs. During the three months ended September 30, 2018, following the satisfaction of certain conditions related to Phase 2 data for reldesemtiv in spinal muscular atrophy specified in the Loan Agreement, we drew down an additional $10.0 million under the Loan Agreement. Our Long-term debt and unamortized debt discount balances are as follows (in thousands):

	September 30, 2018	December 31, 2017
Notes payable, gross	$42,000	$32,000
Less: Unamortized debt discount and issuance costs	(496)	(325)
Accretion of final payment fee	401	102
Carrying value of notes payable	41,905	31,777
Less: Current portion of long-term debt	(3,778)	—
Long-term debt	$38,127	$31,777

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

Interest expense was $0.8 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively and $2.6 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 8.9% at September 30, 2018.

Minimum payments under the Loan Agreement are (in thousands):

Three months ended December 31, 2018	$955
2019	10,437
2020	15,446
2021	14,283
2022	12,684
Total minimum payments	53,805
Less: Interest and final payment	(11,805)
Notes payable, gross	$42,000

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

We recognized $4.6 million and $3.9 million in non-cash interest expense in the three months ended September 30, 2018 and 2017, respectively, and $13.0 million and $9.9 million in non-cash interest expense in the nine months ended September 30, 2018 and 2017, respectively, related to the Royalty Agreement.

Note 10 — Stockholders’ Equity

Equity Incentive Plan

At December 31, 2017, we had outstanding 171,250 Performance Units with an award date fair value per unit of $7.00. The performance criteria for these Performance Units were met in 2017 and these units vested in March 2018.

At September 30, 2018, 2.3 million authorized shares were available for grant under the 2004 Equity Plan.

Warrants

During the three months ended September 30, 2018, we issued 42,253 warrants with a weighted average exercise price of $7.10 per share pursuant to the Loan Agreement in connection with the $10.0 million we drew on the Loan Agreement. At September 30, 2018, we had outstanding warrants with a weighted average exercise price of $6.85 per share to purchase 142,359 shares of our common stock, issued pursuant to the Loan Agreement,.

Note 11 — Commitments and Contingencies

Commitments

Operating Lease:  Our non-cancelable operating lease for our facilities expires in 2021 and includes rental payments on a graduated scale and our payment of certain operating expenses. We recognize rent expense on a straight-line basis over the lease period. Rent expense was $1.3 million for the three months ended September 30, 2018, $0.8 million for the three months ended September 30, 2017, $3.8 million for the nine months ended September 30, 2018 and $2.6 million for the nine months ended September 30, 2017.

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

•	anticipated interactions with regulatory authorities;
•	the suspended development of tirasemtiv, our first-generation fast skeletal muscle troponin activator, for the potential treatment of amyotrophic lateral sclerosis (“ALS”);
•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;
•	the advancement of omecamtiv mecarbil in Phase 3 clinical development;
•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;
•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;
•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;
•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•	our plans or ability to commercialize drugs, with or without a partner, including our intention to develop sales and marketing capabilities;
•	the focus, scope and size of our research and development activities and programs;
•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;
•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;
•	future payments and other obligations under loan and lease agreements;
•	potential competitors and competitive products;
•	retaining key personnel and recruiting additional key personnel; and
•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

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

Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen established in 2006 to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle contractility, including omecamtiv mecarbil (the “Amgen Agreement”). Amgen, in collaboration with Cytokinetics, is conducting GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil in heart failure. Cytokinetics is working together with Amgen towards the objective of starting a second Phase 3 clinical trial by the end of 2018 intended to evaluate its potential to increase exercise performance, a trial to be conducted by Cytokinetics (METEORIC-HF [Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure]).

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

In addition, in collaboration with Astellas, we conducted a Phase 2 clinical trial of reldesemtiv in patients with SMA and we are conducting a Phase 2 clinical trial of reldesemtiv in patients with amyotrophic lateral sclerosis (“ALS”), called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). Astellas, in collaboration with Cytokinetics, conducted a Phase 2 clinical trial of reldesemtiv in patients with chronic obstructive pulmonary disease (“COPD”) and also has been conducting a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility. We and Astellas are continuing to conduct a joint research program focused on next-generation skeletal muscle activators.

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

Omecamtiv Mecarbil: Clinical Development

GALACTIC-HF: GALACTIC-HF is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen, in collaboration with Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction (“HFrEF”). GALACTIC-HF is being conducted under a Special Protocol Assessment (“SPA”) with the U.S. FDA. GALACTIC-HF is planned to enroll approximately 8,000 symptomatic chronic heart failure patients in over 900 sites in 35 countries who are either currently hospitalized for a primary reason of heart failure or have had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. Patients are being randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, which is defined as either a hospitalization for heart failure or other urgent treatment for worsening heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score; time to first heart failure hospitalization; and all-cause death. We expect completion of patient enrollment in GALACTIC-HF to occur during the first half of 2019. We also expect that GALACTIC-HF will have accrued a sufficient number of events to enable the Data Monitoring Committee to conduct a first interim analysis for the trial, the design of which is tied to the potential for futility, in the first half of 2019.

METEORIC-HF: METEORIC-HF is a Phase 3, randomized, placebo-controlled, double-blind, parallel group, multicenter clinical trial designed to evaluate the effect of treatment with omecamtiv mecarbil compared to placebo on exercise capacity as determined by cardiopulmonary exercise testing (“CPET”) following 20 weeks of treatment. This trial, to be conducted by Cytokinetics in collaboration with Amgen, is designed to enroll approximately 270 patients with HFrEF at sites throughout the U.S., Canada and Europe. In order to be eligible to participate in METEORIC-HF, patients should have a left ventricular ejection fraction (LVEF) ≤ 35%, be New York Heart Association (“NYHA”) heart failure class II or III, and have reduced exercise capacity compared to age matched controls. Patients will be randomized in a 2:1 fashion to omecamtiv mecarbil, which will be started at 25 mg twice daily and titrated to 25, 37.5 or 50 mg twice daily based on the same PK-guided dosing regimen as is used in GALACTIC-HF, or to placebo. The primary endpoint is the change in peak oxygen uptake (“pVO2”) on CPET from baseline to Week 20. Secondary endpoints include the change in total workload during CPET from baseline to Week 20 and the change in the average daily activity units measured over a 2-week period from baseline (Week -2 to Day 1) to Week 18-20 as determined using accelerometry. Cytokinetics is working together with Amgen towards the objective of starting METEORIC-HF by the end of 2018.

AMG 594

AMG 594 is a novel, first-in-class, selective, oral, small molecule cardiac troponin activator, discovered under a joint research program with Amgen and for which Amgen recently submitted an IND with the FDA. In preclinical models, AMG 594 increases myocardial contractility by binding to cardiac troponin through an allosteric mechanism that sensitizes the cardiac sarcomere to calcium, facilitating more actin-myosin cross bridge formation during each cardiac cycle thereby resulting in increased myocardial contractility. Similar to cardiac myosin activation and unlike traditional inotropic mechanisms, cardiac troponin activation does not change the calcium transient of cardiac myocytes. Cytokinetics expects that Amgen will soon initiate a Phase 1 study program to assess the safety and tolerability of AMG 594 and its potential to increase cardiac function in healthy volunteers.

Unpartnered Cardiac Myosin Inhibitor Program

CK-3773274 (“CK-274”) is a novel, oral, small molecule cardiac myosin inhibitor that company scientists discovered independent of its collaborations and for which Cytokinetics recently submitted an IND with the FDA. CK-274 arose from an extensive next-generation chemical optimization program conducted with careful attention to therapeutic index and pharmacokinetic properties and as may translate into best-in-class potential in clinical development. In preclinical models, CK-274 reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site preventing myosin from entering a force producing state. CK-274 reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility as may be therapeutically effective in conditions characterized by excessive hypercontractility, such as hypertrophic cardiomyopathy (“HCM”). In preclinical models of cardiac function, CK-274 reduced cardiac contractility in a predictable dose and exposure dependent fashion. In preclinical models of disease, CK-274 reduced compensatory cardiac hypertrophy and cardiac fibrosis. The preclinical pharmacokinetics of CK-274 were evaluated with the objective to maximize potential ease of use in the clinic setting. Cytokinetics expects to initiate a first-in-human Phase 1 study to assess the safety and tolerability, pharmacokinetics and effect of CK-274 on cardiac function by the end of the year. A potential subsequent Phase 2 clinical study will examine its ability to reduce the left ventricular outflow tract obstruction (“LVOTO”) in patients with HCM. LVOTO limits cardiac output and results from excessive hypertrophy and thickening of the cardiac muscle during systole (particularly in the region of the interventricular septum). The initial development program will focus on an extensive characterization of the pharmacokinetic/pharmacodynamic relationship of CK-274 as has been a hallmark of Cytokinetics’ industry-leading development programs in muscle pharmacology. The overall development program will assess the potential of CK‑274 to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM.

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

Reldesemtiv: Clinical Development

SMA: In June 2018, we announced data from a hypothesis-generating, Phase 2 double-blind, randomized, placebo-controlled clinical study in patients with SMA which was designed to determine potential pharmacodynamic effects of a suspension formulation of reldesemtiv following 8 weeks of oral dosing in each of two cohorts of 36 patients with Type II, Type III, or Type IV disease were presented at the 2018 Annual Cure SMA Conference in Dallas. Secondary objectives were to evaluate the safety, tolerability and pharmacokinetics of reldesemtiv. The study showed statistically significant concentration-dependent increases in changes from baseline in Six Minute Walk Distance (“6MWD”), a sub-maximal exercise test of aerobic capacity and endurance. The study also showed statistically significant increases for Maximal Expiratory Pressure (“MEP”), a measure of strength of respiratory muscles. Other assessments, including the Hammersmith Functional Motor Score - Extended (a functional motor scale that was assessed in the development program that led to the FDA approval of the first therapy for patients with SMA), Revised Upper Limb Module, Timed Up-and-Go, Forced Vital Capacity, and the SMA Health Index (“SMA-HI”), a patient reported outcome measure (“PROM”) developed to comply with FDA standards for PROMs, did not demonstrate differences between reldesemtiv versus placebo. Adverse events were similar between groups receiving reldesemtiv and placebo.

Additional results presented at the 2018 Muscle Study Group Scientific Meeting in Oxford, U.K. showed sustained increases in 6MWD and MEP four weeks after discontinuation of study drug (i.e., Follow-up). The mean increase versus placebo in the change from baseline in 6MWD on 450 mg twice daily was 24.89 m after 8 weeks of treatment (p = 0.0584) and 30.81 m at Follow-up (p = 0.0381). Similarly, the mean increase versus placebo in the change from baseline in MEP on 450 mg twice daily was 13.15 cm H2O after 8 weeks of treatment (p = 0.0298) and 9.47 cm H2O at Follow-up (p = 0.1344).

A post-hoc analysis also showed that changes from baseline in the 6MWD at 450 mg twice daily were significantly correlated with changes from baseline on certain domains of the SMA-HI intended to reflect improved endurance, especially Fatigue (correlation coefficient [r] = -0.90, p = 0.01) and Activity Participation (r = -0.82, p = 0.05). Of note, decreases in SMA-HI scores reflect reduced disease burden as measured by that PROM; therefore, the negative correlation coefficients indicate that as 6MWD increases, disease burden assessed by that domain of the SMA-HI is reduced.

Cytokinetics recently convened expert advisor meetings in the U.S. and Europe to discuss the Phase 2 clinical study of reldesemtiv in patients with SMA and received encouraging and constructive feedback as well as recommendations to inform potential next steps.

Cytokinetics will be seeking a Type C regulatory interaction with the FDA this year regarding the acceptability of 6MWD as an endpoint for a potential registration program for reldesemtiv in patients with SMA.

COPD: In September 2018, Astellas completed a Phase 2 clinical trial designed to assess the potential effect of reldesemtiv compared to placebo on exercise tolerance, assessed as change from baseline in Constant Work Rate (“CWR”) endurance time over two weeks, in approximately 40 patients with COPD. Additionally, the trial assessed other cardiopulmonary and neuromuscular effects and resting spirometry. In addition, the safety, tolerability and pharmacokinetics of reldesemtiv were assessed. This trial of reldesemtiv did not meet the primary endpoint and did not demonstrate a statistically significant treatment difference in any of the secondary endpoints. Adverse events were similar between groups receiving reldesemtiv and placebo.

Frailty: Astellas has also been conducting a Phase 1b clinical trial designed to assess the effect of reldesemtiv versus placebo on skeletal muscle fatigue in approximately 60 subjects who are 70 to 89 years of age and who have limited mobility. Endpoints measured include the change from baseline versus 14 days of treatment in sum of peak torque during isokinetic knee extensions. Additionally, the trial is designed to assess the effects of reldesemtiv on physical performance as well as the safety, tolerability and pharmacokinetics of reldesemtiv. An interim analysis of this study was recently conducted, and the Independent Data Monitoring Committee determined that the pre-defined criteria for lack of efficacy of reldesemtiv had been met; Astellas has notified investigators to halt further enrollment in the trial.

ALS: In collaboration with Astellas, we are conducting FORTITUDE-ALS. Approximately 450 eligible ALS patients will be randomized (1:1:1:1) to receive either 150 mg, 300 mg or 450 mg of reldesemtiv dosed orally twice daily or placebo for 12 weeks. The primary efficacy endpoint is the change from baseline in the percent predicted slow vital capacity (“SVC”) at 12 weeks. Secondary endpoints include slope of the change from baseline in the mega-score of muscle strength measured by hand held dynamometry (HHD) and handgrip dynamometry in patients on reldesemtiv; change from baseline in the ALS Functional Rating Scale – Revised (“ALSFRS-R”); incidence and severity of treatment-emergent adverse events (TEAEs); and plasma concentrations of reldesemtiv at the sampled time points during the study. Exploratory endpoints will be measured including the effect of reldesemtiv versus placebo on self-assessments of respiratory function made at home by the patient with help as needed by the caregiver; disease progression through quantitative measurement of speech production characteristics over time; disease progression through quantitative measurement of handwriting abilities over time; and change from baseline in quality of life (as measured by the ALSAQ-5) in patients on reldesemtiv. We expect to complete enrollment in FORTITUDE-ALS in the fourth quarter of 2018 and expect results from this Phase 2 clinical trial of reldesemtiv in patients with ALS in the first half of 2019.The clinical trials program for reldesemtiv may proceed for several years, and we may not generate any revenues or material net cash flows from sales of this drug candidate until the program is successfully completed, regulatory approval is achieved, and the drug is commercialized. We cannot predict if or when this may occur.

Our expenditures will increase if Astellas terminates development of reldesemtiv or related compounds and we elect to develop them independently, or if we conduct early-stage development for certain agreed indications at our initial expense, subject to reimbursement if development continues under the collaboration.

CK-3762601

Cytokinetics recently announced the advancement of CK-3762601 (“CK-601”), a next-generation FSTA into IND-enabling studies under the collaboration with Astellas. This potential drug candidate was designed in a joint research program conducted by the companies’ scientists to have different pharmacokinetics and physicochemical properties than reldesemtiv which may inform its development for the treatment of diseases and conditions associated with both neuromuscular and non-neuromuscular etiology and pathogenesis.

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

Tirasemtiv

In November 2017, we announced that VITALITY-ALS, a Phase 3 clinical trial of tirasemtiv in patients with ALS, did not meet its primary endpoint of change from baseline in slow vital capacity and we suspended development of tirasemtiv. After consulting with an advisory board of ethicists, patient advocates, trial investigators and experts in pre-approval access to assess whether and how best to continue providing tirasemtiv to those people living with ALS participating in VIGOR-ALS, we closed VIGOR-ALS and established a Managed Access Program (“MAP”) for patients previously enrolled in VIGOR-ALS to remain on tirasemtiv.

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

Results of Operations

Revenues

Revenues for the third quarter and first nine months of 2018 and 2017 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Increase (Decrease)	September 30, 2018	September 30, 2017	Increase (Decrease)
Research and development, grant and other revenues, net	$8,726	$5,862	$2,864	$16,991	$6,680	$10,311
License revenues	1,915	318	1,597	5,133	6,706	(1,573)
Total revenues	$10,641	$6,180	$4,461	$22,124	$13,386	$8,738

Research and development revenue, grant and other revenues for the third quarter and first nine months of 2018 included reimbursement and development services of $8.5 million and $16.7 million, respectively, from the Astellas Agreement and $0.2 million for a milestone payment received in the three months ended September 30, 2018 from our agreement with MyoKardia, Inc. License revenues for the third quarter and first nine months of 2018 of $1.9 million and $5.15 million, respectively were from the Astellas Agreement.

Revenues for the third quarter and first nine months of 2017 of $6.2 million and $13.4 million, respectively, included license and research and development services from the Astellas Agreement of $2.4 million and $15.5 million, respectively, as well as a $10.0 million milestone payment from Amgen from the Amgen Agreement in the third quarter of 2017. Revenues for the third quarter and first nine months of 2017 were offset by $6.3 million and $13.8 million, respectively, for payments to Amgen related to cofunding the Phase 3 development program of omecamtiv mecarbil.

Research and Development Expenses

Research and development expenses for the third quarter and first nine months of 2018 and 2017 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018	September 30, 2017	Increase (Decrease)	September 30, 2018	September 30, 2017	Increase (Decrease)
Cardiac muscle contractility	$7,050	$2,541	$4,509	$13,870	$7,256	$6,614
Skeletal muscle contractility	9,660	21,412	(11,752)	39,699	53,856	(14,157)
All other research programs	4,681	994	3,687	12,289	2,933	9,356
Total research and development expenses	$21,391	$24,947	$(3,556)	$65,858	$64,045	$1,813

Research and development expenses for the third quarter of 2018 decreased to $21.6 million from $24.9 million for the third quarter of 2017, primarily due to suspension of development of tirasemtiv in November 2017, offset in part by increased clinical activity for reldesemtiv and other preclinical activities for our cardiac myosin inhibitor program. Research and development expenses for the first nine months of 2018 increased to $65.9 million from $64.0 million for the first nine months of 2017, primarily due to increased clinical activity for reldesemtiv and other preclinical activities for our cardiac myosin inhibitor program, offset in part by the suspending of development of tirasemtiv in November 2017.

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

General and Administrative Expenses

General and administrative expenses for the third quarter and first nine months of 2018 decreased to $7.2 million and $23.7 million from $9.7 million and $26.2 million, respectively, primarily due to suspension of development of tirasemtiv in November 2017.

We expect that general and administrative expenses in 2018 will decrease compared to 2017, primarily because we expect lower commercial development expenses in 2018 as compared to 2017 following suspension of commercial development of tirasemtiv.

Interest expense

Interest expense for the third quarter of 2018 and 2017 and the first nine months of 2018 and 2017 consisted primarily of interest expense related to the Loan and Security Agreement, dated October 19, 2015 and amended on October 27, 2017 by and among the Company, Oxford Finance LLC and Silicon Valley Bank, as amended (the “Loan Agreement”). Interest expense increased in 2018 compared to 2017 primarily due to higher average loan balances outstanding in 2018 compared to 2017.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to Liability related to sale of future royalties for the third quarter of 2018 and 2017 and first nine months of 2018 and 2017 resulted from accretion of the liability related to sale of future royalties. We anticipate that this non-cash interest expense will increase in the future primarily due to accretion of the liability over time.

Interest and Other Income, net

Interest and other income, net for the third quarter of 2018 and 2017 and the first nine months of 2018 and 2017 primarily consisted of interest income generated from our cash, cash equivalents and investments. Other income consisted of immaterial net gains upon disposal of certain equipment.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities and a summary of our borrowings and working capital is summarized as follows:

September 30, 2018
Financial assets:
Cash and cash equivalents	$27,624
Short-term investments	182,686
Long-term investments	—
Total cash, cash equivalents and marketable securities	$210,310
Borrowings:
Current portions of long-term debt	$3,778
Long-term debt	38,127
Total borrowings	$41,905
Working capital:
Current assets	$227,269
Current liabilities	21,492
Total working capital	$205,777

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

Net cash used in operating activities of $88.9 million in the first nine months of 2018 was largely due to ongoing research and development activities, payment to Amgen for our Co-Invest Option and general and administrative expenses to support those activities. Net loss for the first nine months of 2018 included, among other items: non-cash stock based compensation; non-cash contract assets and liabilities associated with adoption of ASC 606; and non-cash interest expense related to sale of future royalties.

Net cash used in investing activities of $21.4 million in the first nine months of 2018 was primarily due to proceeds from the maturity of investments exceeding purchases of investments and purchases of equipment of $0.7 million.

Net cash provided by financing activities of $12.7 million in the first nine months of 2018 was primarily due to proceeds from drawing down an additional $10.0 million under the Loan Agreement and issuance of stock from stock options and our employee stock purchase plan, offset in part by cash used for our payment statutory taxes on Performance Awards issued net of tax on behalf of employees.

Our contractual obligations for the remainder of 2018, next four years and thereafter are as follows (in thousands):

	Payments Due by Period
	2018	2019	2020	2021	2022	Beyond	Total
Liability related to sale of future royalties (1)	$—	$—	$—	$—	$—	$117,718	$117,718
Long-term debt	—	5,749	12,794	12,794	10,663	—	42,000
Interest obligation on long-term debt	633	3,944	2,472	1,669	3,087	—	11,805
Operating lease obligations (2)	947	4,682	4,846	2,465	—	—	12,940
	$1,580	$14,375	$20,112	$16,928	$13,750	$117,718	$184,463
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

We have incurred an accumulated deficit of $714.4 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. To date, we have funded our operations primarily through sales of our common stock and convertible preferred stock, contract payments under our collaboration agreements, debt financing arrangements, grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from various sources, including but not limited to strategic collaborations, additional sales of equity securities, grants and debt financings. Potential future sources of cash from our strategic alliances and related agreements from option and other fees, milestone payments and royalties are uncertain. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any drugs based on our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Covenants in our Loan Agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. Our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Loan Agreement.

The Loan Agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Loan Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable.

If we are unable to repay those amounts, the Lenders could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement.

We have never generated, and may never generate, revenues from commercial sales of our drugs and we will not have drugs to market for at least several years, if ever.

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our only drug candidates in clinical development are omecamtiv mecarbil for the potential treatment of heart failure and reldesemtiv for the potential treatment of SMA, ALS and potentially other neuromuscular and non-neuromuscular indications associated with muscle weakness. We cannot be certain that the clinical development of these or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

All of our drug candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if the results of preclinical studies for a drug candidate are sufficient to support such a filing, the results of preclinical studies do not necessarily predict the results of clinical trials. As an example, because the physiology of animal species used in preclinical studies may vary substantially from other animal species and from humans, it may be difficult to assess with certainty whether a finding from a study in a particular animal species will result in similar findings in other animal species or in humans. For any of our drug candidates, the results from Phase 1 clinical trials in healthy volunteers and clinical results from Phase 1 and 2 trials in patients are not necessarily indicative of the results of later and larger clinical trials that are necessary to establish whether the drug candidate is safe and effective for the applicable indication. Likewise, interim results from a clinical trial may not be indicative of the final results from that trial, and results from early Phase 2 clinical trials may not be indicative of the results from later clinical trials. For example, early Phase 2 clinical trials of tirasemtiv in patients with ALS showed encouraging dose-related trends in measurements of the ALS Functional Rating Scale in its revised form (ALSFRS-R), a clinically validated instrument designed to measure disease progression and changes in functional status, for patients receiving tirasemtiv compared to those receiving placebo. However, BENEFIT-ALS, a Phase 2b clinical trial of tirasemtiv in patients with ALS, did not achieve its primary efficacy endpoint, the mean change from baseline in the ALSFRS-R for patients receiving tirasemtiv compared to those receiving placebo, and in November 2017, we announced that

VITALITY-ALS did not achieve its primary endpoint or secondary endpoints. Following the results of VITALITY-ALS, we suspended development of tirasemtiv.

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

Furthermore, while planned interim analyses in clinical trials can enable early terminations for futility or for overwhelming efficacy, the timing, which can be based on accrual of events, enrollment or other factors, and the results of such analyses, is unpredictable. For example, in our GALACTIC-HF Phase 3 clinical trial of omecamtiv mecarbil, we anticipate an interim analysis for futility in the first half of 2019 and another interim analysis for overwhelming efficacy in 2020, but the exact timing and outcome of such interim analyses are uncertain.

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

Astellas has an exclusive license to co-develop and commercialize reldesemtiv for potential application in certain neuromuscular and non-neuromuscular indications worldwide, subject to certain Cytokinetics’ development and commercialization rights. Under this strategic alliance, we have conducted a Phase 2 clinical trial of reldesemtiv in patients with SMA and Astellas has conducted a Phase 2 clinical trial of reldesemtiv in patients with COPD and has been conducting a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility.

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

If the results of one or more clinical trials with reldesemtiv, including the Phase 2 clinical trial of reldesemtiv in patients with SMA, do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of reldesemtiv or certain of the potential clinical trials for reldesemtiv, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of reldesemtiv. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the strategic alliance’s research term, which will expire December 31, 2019. If Astellas abandons reldesemtiv, it would result in a delay in or could prevent us from further developing or commercializing reldesemtiv, and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Astellas, which may delay or cause the termination of any reldesemtiv clinical trials, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of reldesemtiv does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to reldesemtiv. If Astellas abandons development of reldesemtiv prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of reldesemtiv or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of reldesemtiv ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if reldesemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it will then compete with RADICAVAtm (edaravone), the first FDA approved drug for the treatment of ALS since riluzole in 1995, and may then compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, Neuraltus Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.), AB Science, Mitsubishi Tanabe Pharma Corporation and Treeway, Genentech, Inc., and BrainStorm Cell Therapeutics. Also, if reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of SMA, it will then compete with SPINRAZA® (nusinersen) and may then compete with other potential new therapies being developed by companies including, but not limited to, Roche (in collaboration with PTC Therapeutics) and AveXis, Inc. (a Novartis company). If reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of non-neuromuscular indications associated with muscle weakness, it may then compete with other potential new therapies being developed by companies including, but not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Acceleron Pharma, Stealth Biotherapeutics, and Novartis (in collaboration with MorphoSys AG).

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

In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”) substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry.  The ACA and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, the U.S. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks, which often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•

announcements concerning any of the clinical trials for our drug candidates, such as reldesemtiv for the potential treatment of SMA, ALS or other indications associated with muscle weakness and omecamtiv mecarbil for the potential treatment of heart failure (including, but not limited to, the timing of initiation or completion of such trials and the results of such trials, and delays or discontinuations of such trials, including delays resulting from slower than expected or suspended patient enrollment or discontinuations resulting from a failure to meet pre-defined clinical end points);

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

Dated: November 8, 2018	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching Jaw
Ching Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Peter S. Roddy
Peter S. Roddy
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)