Form 10-Q
period 2019-03-31
CYTOKINETICS INC
filed 2019-05-09
CIK 1061983

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	◻	Accelerated filer	⌧

Non-accelerated filer	◻	Smaller reporting company	⌧

Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.001 par value	Trading symbol CYTK	Name of each exchange on which registered The Nasdaq Global Select Market

Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2019: 57,721,286

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three MONTHS ENDED March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$39,409	$42,256
Short-term investments	137,213	156,475
Accounts receivable	4,165	2,231
Contract assets	2,472	4,554
Prepaid and other current assets	3,141	2,158
Total current assets	186,400	207,674
Property and equipment, net	3,175	3,204
Other assets	9,036	300
Total assets	$198,611	$211,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,547	$3,764
Accrued liabilities	12,944	15,757
Current portion of long-term debt	6,212	2,607
Short-term lease liability	4,499	—
Other current liabilities	75	66
Total current liabilities	26,277	22,194
Long-term debt, net	36,382	39,806
Liability related to the sale of future royalties, net	127,308	122,473
Long-term lease liability	5,272	—
Other long-term liabilities	—	771
Total liabilities	195,239	185,244
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	55	55
Additional paid-in capital	775,401	768,703
Accumulated other comprehensive income	606	500
Accumulated deficit	(772,690)	(743,324)
Total stockholders’ equity	3,372	25,934
Total liabilities and stockholders’ equity	$198,611	$211,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues:
Research and development revenues	$8,464	$3,585
License revenues	—	1,683
Total revenues	8,464	5,268
Operating expenses:
Research and development	23,545	22,135
General and administrative	9,437	9,264
Total operating expenses	32,982	31,399
Operating loss	(24,518)	(26,131)
Interest expense	(1,170)	(863)
Non-cash interest expense on liability related to the sale of future royalties	(4,819)	(4,129)
Interest income	1,141	842
Net loss	$(29,366)	$(30,281)
Net loss per share — basic and diluted	$(0.54)	$(0.56)
Weighted-average shares in net loss per share — basic and diluted	54,821	54,062
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	106	146
Comprehensive loss	$(29,260)	$(30,135)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

condensed CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2018	54,717,906	$55	$768,703	$500	$(743,324)	$25,934
Stock-based compensation	—	—	2,282	—	—	2,282
Exercise of stock options	5,116	—	31	—	—	31
Vesting of restricted stock units, net of taxes withheld	165,347	—	(732)	—	—	(732)
Issuance under at-the-market offering, net of issuance costs	562,811	—	5,117	—	—	5,117
Other comprehensive income	—	—	—	106	—	106
Net loss	—	—	—	—	(29,366)	(29,366)
Balance, March 31, 2019	55,451,180	$55	$775,401	$606	$(772,690)	$3,372

Balance, December 31, 2017	53,960,832	$54	$755,526	$343	$(646,081)	$109,842
Stock-based compensation	—	—	2,403	—	—	2,403
Exercise of stock options	59,112	—	342	—	—	342
Vesting of restricted stock units, net of taxes withheld	177,602	—	(866)	—	—	(866)
ASC 606 Adoption	—	—	—	—	18,013	18,013
Other comprehensive income	—	—	—	146	—	146
Net loss	—	—	—	—	(30,281)	(30,281)
Balance, March 31, 2018	54,197,546	$54	$757,405	$489	$(658,349)	$99,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(29,366)	$(30,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	4,819	4,129
Non-cash equity-related expense	2,282	2,403
Depreciation of property and equipment	286	673
Interest receivable and amortization on investments	(533)	96
Non-cash interest expense related to debt	183	177
Changes in operating assets and liabilities:
Accounts receivable	(1,934)	1,075
Contract assets	2,082	3,212
Prepaid and other assets	(983)	1,406
Operating lease right-of-use assets	856	—
Accounts payable	(1,217)	(2,831)
Accrued and other liabilities	(2,466)	1,067
Contract liabilities	—	(9,202)
Operating lease liabilities	(916)	—
Deferred revenue	—	(1,731)
Net cash used in operating activities	(26,907)	(29,807)
Cash flows from investing activities:
Purchases of investments	(41,295)	(24,224)
Sales and maturities of investments	61,196	44,621
Purchases of property and equipment	(257)	(261)
Net cash provided by investing activities	19,644	20,136
Cash flows from financing activities:
Public offerings of common stock, net of issuance costs	5,117	—
Proceeds from common stock award exercise	31	—
Issuance of equity for stock-based awards and warrants, net	(732)	(524)
Net cash provided by (used in) financing activities	4,416	(524)
Net decrease in cash and cash equivalents	(2,847)	(10,195)
Cash and cash equivalents, beginning of period	42,256	125,206
Cash and cash equivalents, end of period	$39,409	$115,011

Supplemental cash flow disclosure - non-cash investing and financing activity:
Right-of-use assets obtained in exchange for lease obligations	$10,686	$—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $772.7 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly-owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the SEC.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, accrued research and development expenses, other long-lived assets, stock-based compensation, operating lease assets and liabilities, and the valuation of deferred tax assets. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

Leases

We adopted Accounting Standards Update No. 2016-02, Leases (“ASC 842”) on January 1, 2019 using the modified retrospective approach. There was no cumulative-effect adjustment as of January 1, 2019. Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, ASC 840, Lease Accounting.

We elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allowed us to carry forward the historical lease classification of those leases in place as of January 1, 2019. We also elected to exclude from our condensed consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for our long-term facilities lease.

In adopting ASC 842, we recognized a right-of-use asset in other assets and a short-term and long-term lease liability on our condensed consolidated balance sheets for our facilities lease that expires in 2021 (the “Lease”). The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. In determining the present value of lease payments, we estimated our incremental borrowing rate based on information available when we adopted ASC 842. We base the lease liability on the present value of remaining lease payments over the remaining term of the Lease, using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

We evaluated our other contracts and determined that, except for the Lease, none of our contracts contained a lease as defined in ASC 842. The impact on the condensed consolidated balance sheets as of January 1, 2019 of adopting ASC 842 is as follows (in thousands):

Balance sheet account description	ASC 840 January 1, 2019	ASC 842 January 1, 2019	Impact of adoption
Deferred rent classified as accrued liabilities	$(323)	—	$323
Deferred rent classified as other long-term liabilities	(773)	—	773
Short-term lease liability	—	(4,460)	(4,460)
Long-term lease liability	—	(6,227)	(6,227)
Other assets	—	9,591	9,591

We recognize rent expense for the operating lease on a straight-line basis over the lease term in operating expenses on the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, ‘Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments and is effective for annual and interim reporting periods beginning after December 15, 2019. We are currently evaluating the impact of adopting ASU 2016-13.

Note 2 — Net Loss Per Share

We excluded the following from diluted net loss per share because inclusion would have been antidilutive (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Options to purchase common stock	5,844	5,099
Warrants to purchase common stock	142	100
Restricted Stock and Performance units	881	619
Shares issuable related to the ESPP	85	42
	6,952	5,860

Note 3 — Research and Development Arrangements

Amgen Inc. (“Amgen”)

We and Amgen continue activities related to novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure under the collaboration and option agreement between the Company and Amgen, as amended (the “Amgen Agreement”).

We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement. Research and development revenue from Amgen of $4.2 million in the first quarter of 2019 consists of reimbursement of costs we incurred related to METEORIC-HF, a Phase 3 clinical trial intended to evaluate the potential of omecamtiv mecarbil to increase exercise performance. We had no research and development revenue from Amgen in the first quarter of 2018.

We had accounts receivable of $4.2 million at March 31, 2019 and $1.9 million at December 31, 2018.

In 2018, we paid Amgen $18.8 million and completed the exercise of our option under the Amgen Agreement to co-invest $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan (the “Co-Invest Option”).

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

We have recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. Revenue from Astellas included research and development revenues of $4.3 million and $3.6 million in the first quarter of 2019 and 2018, respectively and license revenues of $1.7 million in the first quarter of 2018.

In 2014, we and Astellas amended and restated the Astellas Agreement (the “2014 Astellas Amendment”) and expanded the objective of the collaboration to include spinal muscular atrophy (“SMA”) and potentially other neuromuscular indications for reldesemtiv and other fast skeletal muscle troponin activators (“FSTAs”). License revenues in 2018 related to our performance obligations under the 2014 Astellas Amendment. In 2018, we completed all our deliverables for the 2014 Astellas Amendment.

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

Our contract asset from the 2016 Astellas Amendment of $4.6 million at December 31, 2018 increased by $2.8 million as we performed services during the first quarter of 2019, offset by payments we received from Astellas of $4.9 million during the first quarter of 2019, to $2.5 million at March 31, 2019.  We expect to complete all of our deliverables for the 2016 Astellas Amendment in 2019. We had no accounts receivable from Astellas at March 31, 2019 and $0.3 million at December 31, 2018.

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

Note 4 — Cash Equivalents and Investments

The amortized cost, unrealized gains, unrealized losses and fair value of cash equivalents and available for sale investments at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$32,954	$—	$—	$32,954
U.S. Treasury securities	54,185	7	(5)	54,184
Agency bonds	56,244	19	(2)	56,264
Commercial paper	20,509	8	—	20,517
Corporate obligations	9,523	6	—	9,529
	$173,415	$40	$(7)	$173,448

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$34,771	$—	$—	$34,771
U.S. Treasury securities	56,999	—	(41)	56,958
Agency bonds	61,792	1	(14)	61,779
Commercial paper	19,448	—	(13)	19,435
Corporate obligations	17,644	2	(8)	17,638
	$190,654	$3	$(76)	$190,581

Investments available for sale at March 31, 2019 excludes an investment in equity of $0.7 million. At March 31, 2019, there were no investments that had been in a continuous unrealized loss position for 12 months or longer.

Interest income was $1.1 million for the three months ended March 31, 2019 and $0.8 million for the three months ended March 31, 2018.

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

Fair value of financial assets:

Using this hierarchy, we classify our financial assets at fair value as follows (in thousands):

	March 31, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$32,954	$—	$—	$32,954
U.S. Treasury securities	54,184	—	—	54,184
Agency bonds	—	56,264	—	56,264
Commercial paper	—	20,517	—	20,517
Corporate obligations	—	9,529	—	9,529
	$87,138	$86,310	$—	$173,448

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$34,771	$—	$—	$34,771
U.S. Treasury securities	56,958	—	—	56,958
Agency bonds	—	61,779	—	61,779
Commercial paper	—	19,435	—	19,435
Corporate obligations	—	17,638	—	17,638
	$91,729	$98,852	$—	$190,581

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of March 31, 2019 and December 31, 2018, the fair value of the long-term debt approximated its carrying value of $42.6 million and $42.4 million, respectively, because it is carried at a market observable interest rate, which is considered Level 2.

As of March 31, 2019, the fair value of liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, over the life of the arrangement, which are considered Level 3 (See Note 8 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 6 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	March 31, 2019	December 31, 2018
Accrued liabilities:
Research and development services	$7,457	$8,618
Compensation related	3,899	6,118
Other accrued expenses	1,588	1,021
Total accrued liabilities	$12,944	$15,757

Note 7 — Leases

The Lease for our facilities expires in 2021 and includes rental payments on a graduated scale and payment of certain operating expenses. As of March 31, 2019, the weighted average remaining lease term is 2.3 years, the weighted average discount rate used to determine the operating lease liability was 9% and the undiscounted future non-cancellable lease payments under our operating leases as of March 31, 2019 is as follows (in thousands):

Years ending December 31:
2019 remainder	$3,532
2020	4,846
2021	2,464
Total undiscounted future lease payments	10,842
Less: Present value adjustments	(1,071)
Total lease liability	$9,771

Cash paid for amounts included in the measurement of lease liabilities for the three months March 31, 2019 was $1.2 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

Rent expense was $1.3 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively.

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

	March 31, 2019	December 31, 2018
Notes payable, gross	$42,000	$42,000
Less: Unamortized debt discount and issuance costs, net of interest payable	(98)	(135)
Accretion of final payment fee	692	548
Carrying value of notes payable	42,594	42,413
Less: Current portion of long-term debt	6,212	2,607
Long-term debt	$36,382	$39,806

Payments on the notes payable will be interest only through November 2019, followed by 41 months of monthly payments of interest and principal. We are required to make a final payment upon loan maturity of 6.5% of the notes payable, which we accrete over the life of the notes payable. The interest rate under the Amended Loan Agreement is the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate.

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

Interest expense was $1.2 million for the first quarter of 2019 and $0.9 million for the first quarter of 2018. The effective interest rate on the Loan Agreement, including the amortization of the debt discount and issuance cost, and the accretion of the final payment, was 9.3% at March 31, 2019.

Future minimum payments under the Loan Agreement are (in thousands):

Years ending December 31:
2019 remainder	4,184
2020	17,634
2021	16,266
2022	15,248
Future minimum payments	53,332
Less: Interest and final payment	(11,332)
Notes payable, gross	$42,000

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

We recognized $4.8 million and $4.1 million in non-cash interest expense in the three months ended March 31, 2019 and 2018, respectively, related to the Royalty Agreement.

Note 10 — Stockholders’ Equity

Committed Equity Offering

In March 2019, we and Cantor Fitzgerald & Co. entered into a Committed Equity Offering, an at-the-market issuance sales agreement (the “Cantor Agreement”), pursuant to which we could issue and sell shares of common stock having an aggregate offering price of up to $35.0 million. During the first quarter of 2019, we issued 562,811 shares for net proceeds of $5.1 million under the Cantor Agreement.

Equity Incentive Plan

At March 31, 2019, 0.7 million authorized shares were available for grant under the 2004 Equity Plan.

Warrants

At March 31, 2019, we had outstanding warrants with a weighted average exercise price of $6.85 per share to purchase 142,359 shares of our common stock, issued pursuant to the Loan Agreement.

Note 11 — Commitments and Contingencies

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2019;
•	the sufficiency of existing resources to fund our operations for at least the next 12 months;
•	our capital requirements and needs for additional financing;
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

Our drug candidates currently in clinical development are: omecamtiv mecarbil, a novel cardiac myosin activator which we are developing for the potential treatment of heart failure, reldesemtiv, a novel fast skeletal muscle troponin activator (“FSTA”) which we are developing for the potential treatment of amyotrophic lateral sclerosis (“ALS”) and spinal muscular atrophy (“SMA”), CK-

3773274 (“CK-274”), a novel cardiac myosin inhibitor, which we are developing for the potential treatment of hypertrophic cardiomyopathy (“HCM”) and AMG 594, a novel cardiac troponin activator which is the subject of a Phase 1 clinical study.

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

In March 2019, we, Amgen and Les Laboratoires Servier and Institut de Recherches Internationales Servier (“Servier”) announced that the Data Monitoring Committee (DMC) for GALACTIC-HF recently completed the first planned interim analysis, which included consideration of pre-specified criteria for futility. The DMC reviewed data from GALACTIC-HF and recommended that GALACTIC-HF continue without changes to its conduct. The futility analysis was triggered once a pre-specified number of cardiovascular deaths had occurred in GALACTIC-HF as stipulated by the trial’s protocol. The futility analysis allowed the potential for stopping GALACTIC-HF early had the interim analysis shown a low likelihood of the trial demonstrating a clinically meaningful and statistically significant benefit on the primary endpoint in patients receiving omecamtiv mecarbil, plus standard of care, compared to patients receiving placebo plus standard of care.

Reldesemtiv selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Cytokinetics and Astellas are developing reldesemtiv under the Amended and Restated License and Collaboration Agreement dated December 22, 2014, as amended (the “Astellas Agreement”). Astellas holds an exclusive license to develop and commercialize reldesemtiv worldwide, subject to our development and commercialization participation rights. In collaboration with Astellas, we conducted a Phase 2 clinical trial of reldesemtiv in patients with SMA and are conducting a Phase 2 clinical trial of reldesemtiv in patients with ALS, called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). Astellas, in collaboration with us, conducted a Phase 2 clinical trial of reldesemtiv in patients with chronic obstructive pulmonary disease (“COPD”) and a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility.

On May 05, 2019, we announced that results of FORTITUDE-ALS were presented at the American Academy of Neurology Annual Meeting in Philadelphia. FORTITUDE-ALS did not achieve statistical significance for a pre-specified dose-response relationship in its primary endpoint of change from baseline in SVC after 12 weeks of dosing (p=0.11). Similar analyses of ALSFRS-R and slope of the Muscle Strength Mega-Score yielded p-values of 0.09 and 0.31, respectively. However, patients on all dose groups of reldesemtiv declined less than patients on placebo for SVC and ALSFRS-R, with larger and clinically meaningful differences emerging over time.

While the dose-response analyses for the primary and secondary endpoints did not achieve statistical significance at the level of 0.05, in a post-hoc analysis pooling the doses together, patients who received reldesemtiv in FORTITUDE-ALS declined less than patients who received placebo. The trial showed effects favoring reldesemtiv across dose levels and timepoints with clinically meaningful magnitudes of effect observed at 12 weeks for the primary and secondary endpoints. The differences between reldesemtiv and placebo in SVC and ALSFRS-R total score observed after 12 weeks of treatment were still evident at follow-up, four weeks after the last dose of study drug.

The incidence of early treatment discontinuations, serious adverse events and clinical adverse events in FORTITUDE-ALS were similar between placebo and active treatment arms. The most common clinical adverse effects in the trial included fatigue, nausea and headache. The leading cause for early termination from FORTITUDE-ALS for patients who received placebo was progressive disease; the leading cause for early termination for patients who received reldesemtiv was a decline in cystatin C based estimated glomerular filtration rate (“eGFR”), a measure of renal function. Elevations in transaminases and declines in cystatin C eGFR were dose-related.

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

Our research continues to drive innovation and leadership in muscle biology. All of our drug candidates have arisen from our cytoskeletal research activities. Our focus on the biology of the cytoskeleton distinguishes us from other biopharmaceutical companies, and potentially positions us to discover and develop novel therapeutics that may be useful for the treatment of severe diseases and medical conditions. Each of our drug candidates has a novel mechanism of action compared to currently marketed drugs, which we believe validates our focus on the cytoskeleton as a productive area for drug discovery and development. We intend to leverage our experience in muscle contractility to expand our current pipeline and expect to identify additional potential drug candidates that may be suitable for clinical development.

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

Amgen Strategic Alliance

Our strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil, for the potential treatment of heart failure is governed by the Amgen Agreement. Amgen has exclusive, worldwide rights to develop and commercialize omecamtiv mecarbil and related compounds subject to our specified development and commercial participation rights. Amgen has also entered an alliance with Servier for exclusive commercialization rights for omecamtiv mecarbil in Europe as well as the Commonwealth of Independent States (“CIS”), including Russia; Servier contributes funding for development and provides strategic support to the program.

Under the Amgen Agreement we are eligible for potential additional pre-commercialization and commercialization milestone payments of over $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement.

The Amgen Agreement provided for us to receive increased royalties by co-funding the Phase 3 development program for omecamtiv mecarbil and other drug candidates under the collaboration. We fully exercised this option for omecamtiv mecarbil and co-invested $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan and the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities (the “Co-Invest Option”). A joint commercial operating team comprising representatives of Cytokinetics and Amgen will be responsible for the day-to-day management of the commercialization program of omecamtiv mecarbil.

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

METEORIC-HF: In collaboration with Amgen, we are conducting METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance. Patients are being randomized in a 2:1 fashion to omecamtiv mecarbil, which will be started at 25 mg twice daily and titrated to 25, 37.5 or 50 mg twice daily based on the same PK-guided dosing regimen as is used in GALACTIC-HF, or to placebo. METEORIC-HF is planned to enroll approximately 270 symptomatic chronic heart failure patients in nine countries. The primary endpoint of METEORIC-HF is change in peak oxygen uptake on Cardio-Pulmonary Exercise Testing (“CPET”) from baseline to Week 20. Secondary endpoints include change in total workload during CPET from baseline to

Week 20, change in ventilatory efficiency during CPET from baseline to Week 20 and change in the average daily activity units measured over 2 weeks from baseline to Week 18-20.

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

AMG 594: Clinical Development

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

We have options to conduct early-stage development for certain agreed indications at our initial expense, subject to reimbursement if development continues under the strategic alliance; to co-promote collaboration products containing FSTAs for neuromuscular indications in the U.S., Canada and Europe; and to co-promote the other collaboration products in the U.S. and Canada. Astellas will reimburse us for certain expenses associated with our co-promotion activities.

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

ALS: In collaboration with Astellas, we are conducting FORTITUDE-ALS. This trial was designed to enroll approximately 450 eligible ALS patients to be randomized (1:1:1:1) to receive either 150 mg, 300 mg or 450 mg of reldesemtiv or placebo dosed orally twice daily for 12 weeks. The primary efficacy endpoint of FORTITUDE-ALS is the change from baseline in the percent predicted slow vital capacity (“SVC”) at 12 weeks. Secondary endpoints include slope of the change from baseline in the mega-score of muscle strength measured by hand held dynamometry (“HHD”) and handgrip dynamometry in patients on reldesemtiv; change from baseline in the ALS Functional Rating Scale – Revised (“ALSFRS-R”); incidence and severity of treatment-emergent adverse events (“TEAEs”); and plasma concentrations of reldesemtiv at the sampled time points during the study. Exploratory endpoints measured include the effect of reldesemtiv versus placebo on self-assessments of respiratory function made at home by the patient with help as needed by the caregiver; disease progression through quantitative measurement of speech production characteristics over time; disease progression through quantitative measurement of handwriting abilities over time; and change from baseline in quality of life (as measured by the ALSAQ-5) in patients on reldesemtiv.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for changes to our critical accounting policies since then.

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

Results of Operations

Revenues

Revenues for the first quarter of 2019 and 2018 were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Increase (Decrease)
Research and development revenues	$8,464	$3,585	$4,879
License revenues	—	1,683	(1,683)
Total revenues	$8,464	$5,268	$3,196

Revenue for the first quarter of 2019 consisted of revenues from our collaboration with Astellas and Amgen, including research and development revenue of $4.3 and $4.2 million, respectively. Revenues for the first quarter of 2018 consisted of revenues from our collaboration with Astellas, including research and development revenues of $3.6 million and license revenues of $1.7 million.

Research and Development Expenses

Research and development expenses for the first quarter of 2019 and 2018 were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Increase (Decrease)
Cardiac muscle contractility	$11,473	$1,935	$9,538
Skeletal muscle contractility	6,948	17,262	(10,314)
All other research programs	5,124	2,938	2,186
Total research and development expenses	$23,545	$22,135	$1,410

Research and development expenses for the first quarter of 2019 increased to $23.5 million from $22.1 million for the first quarter of 2018, primarily due to preclinical activities for our cardiac myosin inhibitor program and Phase 3 development for omecamtiv mecarbil for the potential treatment of heart failure, offset in part by suspending development of tirasemtiv in late 2017.

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

General and Administrative Expenses

General and administrative expenses were $9.4 million for the first quarter of 2019 and $9.3 million for the first quarter of 2018.

Interest expense

Interest expense for the first quarter of 2019 and 2018 consisted primarily of interest expense related to the Loan and Security Agreement, dated October 19, 2015 and amended on October 27, 2017 by and among the Company, Oxford Finance LLC and Silicon Valley Bank, as amended (the “Loan Agreement”). Interest expense increased in 2019 compared to 2018 primarily due to higher average loan balances outstanding in 2019 compared to 2018.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to Liability related to sale of future royalties for the first quarter of 2019 and 2018 resulted from accretion of the liability related to the sale of future royalties. We anticipate that this non-cash interest expense will increase in the future primarily due to accretion of the liability over time.

Interest and Other Income, net

Interest and other income, net for the first quarter of 2019 and 2018 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities and a summary of our borrowings and working capital is summarized as follows:

March 31, 2019
Financial assets:
Cash and cash equivalents	$39,409
Short-term investments	137,213
Total cash, cash equivalents and marketable securities	$176,622
Borrowings:
Current portions of long-term debt	$6,212
Long-term debt	36,382
Total borrowings	$42,594
Working capital:
Current assets	$186,400
Current liabilities	26,277
Total working capital	$160,123

Sources and Uses of Cash

From inception, we funded our operations through the sale of equity securities, non-equity payments from collaborators, a royalty monetization agreement, long term debt, capital equipment financings, grants and interest income. We have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. Based on current plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our cash requirements for at least the next 12 months.

Net cash used in operating activities of $26.9 million in the first quarter of 2019 was largely due to ongoing research and development activities, and general and administrative expenses to support those activities. Net loss for the first quarter of 2019 included, among other items: non-cash stock based compensation; and non-cash interest expense related to sale of future royalties.

Net cash provided by investing activities of $19.6 million in the first quarter of 2019 was primarily due to proceeds from the sales and maturity of investments exceeding purchases of investments, partially offset by purchases of equipment of $0.3 million.

Net cash provided by financing activities of $4.4 million in the first quarter of 2019 was primarily due to proceeds public offerings of common stock, partially offset by cash used for issuance of equity for stock-based awards, net of shares withheld for taxes.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As of December 31, 2018, we identified a material weakness related to the ineffective review and verification of internally prepared reports and analyses utilized in the financial closing process. The material weakness related to employee turnover resulting in a temporary lack of resources in financial reporting roles with the appropriate skills to perform effective review during our financial statement close process.  This material weakness did not result in the restatement of prior quarterly or annually filed financial statements.

Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our internal disclosure controls and procedures were ineffective as noted below.

(b) Changes in internal control over financial reporting

To remediate the material weakness described above, during the first quarter of 2019, we hired additional staff and interim staff with temporary resources and continue to actively recruit for open positions within the accounting department and will, as necessary, supplement any interim staffing needs with temporary resources. We also continue to evaluate and improve our internal controls, processes and procedures in the financial statement closing process. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. On February 27, 2019, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2018 due to the identification of a material weakness. As of December 31, 2018, we identified a material weakness related to the ineffective review and verification of internally prepared reports and analyses utilized in our financial statement closing process. The material weakness related to employee turnover resulting in a temporary lack of resources in financial reporting roles with the appropriate skills to perform effective review during our financial statement close process. This material weakness did not result in the restatement of prior quarterly or annually filed financial statements. To remediate the material weakness described above, we have filled certain positions within the accounting department and will, as necessary, supplement any interim staffing needs with temporary resources. We will also continue to evaluate and improve our internal controls, processes and procedures in the financial statement close process.

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

Furthermore, while planned interim analyses in clinical trials can enable early terminations for futility or for overwhelming efficacy, the timing, which can be based on accrual of events, enrollment or other factors, and the results of such analyses, is unpredictable. For example, in GALACTIC-HF, a Phase 3 clinical trial of omecamtiv mecarbil, we anticipate an interim analysis for overwhelming efficacy in 2020, but the exact timing and outcome of such interim analysis are uncertain. Although our GALACTIC-HF trial is being conducted under an SPA agreement with FDA, there is no guarantee that either the trial will be successful, or even if successful, that FDA would approve any resulting NDA.

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

In recent years, a number of Phase 3 clinical trials of potential treatments for ALS have failed to demonstrate the requisite efficacy for regulatory approval or for their continued development. These include our trial of tirasemtiv known as VITALITY-ALS, Biogen’s trial of dexpramipexole, known as EMPOWER, the National Institute of Neurological Disorders and Stroke’s trial of ceftriaxone, and Trophos SA’s trial of olesoxime. Reldesemtiv, like these compounds, may fail in clinical development if it does not show a statistically significant level of clinical efficacy or if the adverse event profile is too great compared to its benefits. Further, even if we believe the data collected from the planned clinical development program of reldesemtiv are promising and should support approval, the FDA or other regulatory authorities may not deem these data to be sufficient to support approval.

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

In addition, generally, if one or more stockholders or groups of stockholders who owns at least 5% of stock increases its ownership by more than 50% over its lowest ownership percentage within a three-year testing period, an ownership change occurs (an “Ownership Change”). Our ability to utilize our NOLs and tax credit carryforwards to reduce taxes payable in a year we have taxable income may be limited if there has been an Ownership Change in our stock. Similar rules may apply under state tax laws. We may experience Ownership Changes in the future as a result of future stock sales or other changes in the ownership of our stock, some of which are beyond our control and, as a result, NOLs generated in 2017 and before, may expire unused.

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

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

10.1	Amendment No 9, dated February 6, 2019, to the Collaboration and Option Agreement by and between the Company and Amgen, Inc.	10-K	000-50633	March 7, 2019	10.50

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Dated: May 9, 2019	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching Jaw
Ching Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Peter S. Roddy
Peter S. Roddy
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)