Form 10-Q
period 2019-06-30
CYTOKINETICS INC
filed 2019-08-09
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Number of shares of common stock, $0.001 par value, outstanding as of August 1, 2019: 58,678,894

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and six MONTHS ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$34,361	$42,256
Short-term investments	138,507	156,475
Accounts receivable	8,993	2,231
Contract assets	575	4,554
Prepaid and other current assets	2,515	2,158
Total current assets	184,951	207,674
Long-term investments	2,254	—
Property and equipment, net	2,945	3,204
Other assets	8,068	300
Total assets	$198,218	$211,178
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,194	$3,764
Accrued liabilities	11,828	15,757
Current portion of long-term debt	—	2,607
Short-term lease liability	4,538	—
Other current liabilities	399	66
Total current liabilities	21,959	22,194
Long-term debt, net	44,473	39,806
Liability related to the sale of future royalties, net	132,388	122,473
Long-term lease liability	4,294	—
Other long-term liabilities	—	771
Total liabilities	203,114	185,244
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	58	55
Additional paid-in capital	799,088	768,703
Accumulated other comprehensive income	761	500
Accumulated deficit	(804,803)	(743,324)
Total stockholders’ equity (deficit)	(4,896)	25,934
Total liabilities and stockholders’ equity (deficit)	$198,218	$211,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Research and development revenues	$7,137	$4,680	$15,601	$8,265
License revenues	—	1,535	—	3,218
Total revenues	7,137	6,215	15,601	11,483
Operating expenses:
Research and development	24,017	21,582	47,562	43,717
General and administrative	9,836	8,046	19,273	17,310
Total operating expenses	33,853	29,628	66,835	61,027
Operating loss	(26,716)	(23,413)	(51,234)	(49,544)
Interest expense	(1,377)	(898)	(2,547)	(1,761)
Non-cash interest expense on liability related to the sale of future royalties	(5,064)	(4,338)	(9,883)	(8,467)
Interest income	1,044	1,126	2,185	1,968
Net loss	$(32,113)	$(27,523)	$(61,479)	$(57,804)
Net loss per share — basic and diluted	$(0.56)	$(0.51)	$(1.09)	$(1.07)
Weighted-average shares in net loss per share — basic and diluted	57,648	54,293	56,242	54,178
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net	155	(39)	261	107
Comprehensive loss	$(31,958)	$(27,562)	$(61,218)	$(57,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

condensed CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity (Deficit)

(In thousands, except share data) (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2018	54,717,906	$55	$768,703	$500	$(743,324)	$25,934
Stock-based compensation	—	—	2,282	—	—	2,282
Exercise of stock options	5,116	—	31	—	—	31
Vesting of restricted stock units, net of taxes withheld	165,347	—	(732)	—	—	(732)
Issuance of common stock under at-the-market offering, net of issuance costs	562,811	—	5,117	—	—	5,117
Other comprehensive income	—	—	—	106	—	106
Net loss	—	—	—	—	(29,366)	(29,366)
Balance, March 31, 2019	55,451,180	$55	$775,401	$606	$(772,690)	$3,372
Stock-based compensation	—	—	2,819	—	—	2,819
Exercise of stock options	62,356	—	441	—	—	441
Issuance of common stock under at-the-market offering, net of issuance costs	2,449,984	3	19,694	—	—	19,697
Issuance of common stock under Employee Stock Purchase Plan	92,975	—	548	—	—	548
Issuance of warrants	—	—	185	—	—	185
Other comprehensive income	—	—	—	155	—	155
Net loss	—	—	—	—	(32,113)	(32,113)
Balance, June 30, 2019	58,056,495	$58	$799,088	$761	$(804,803)	$(4,896)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2017	53,960,832	$54	$755,526	$343	$(646,081)	$109,842
Stock-based compensation	—	—	2,403	—	—	2,403
Exercise of stock options	59,112	—	342	—	—	342
Vesting of restricted stock units, net of taxes withheld	177,602	—	(866)	—	—	(866)
ASC 606 Adoption	—	—	—	—	18,013	18,013
Other comprehensive income	—	—	—	146	—	146
Net loss	—	—	—	—	(30,281)	(30,281)
Balance, March 31, 2018	54,197,546	$54	$757,405	$489	$(658,349)	$99,599
Stock-based compensation	—	—	2,505	—	—	2,505
Exercise of stock options	306,027	1	2,441	—	—	2,442
Vesting of restricted stock units, net of taxes withheld	11,831	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	75,992	—	536	—	—	536
ASC 606 Adoption	—	—	—	—	(2,350)	(2,350)
Other comprehensive loss	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(27,523)	(27,523)
Balance, June 30, 2018	54,591,396	$55	$762,887	$450	$(688,222)	$75,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(61,479)	$(57,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	9,883	8,467
Non-cash equity-related expense	5,101	4,908
Depreciation of property and equipment	566	1,291
Interest receivable and amortization on investments	(1,208)	(500)
Non-cash interest expense related to debt	516	588
Changes in operating assets and liabilities:
Accounts receivable	(6,762)	876
Contract assets	3,979	9,038
Prepaid and other assets	(266)	2,188
Operating lease right-of-use assets	1,733	—
Accounts payable	1,430	(3,918)
Accrued and other liabilities	(3,223)	(1,597)
Contract liabilities	—	(10,618)
Operating lease liabilities	(1,854)	—
Deferred revenue	—	(9,572)
Net cash used in operating activities	(51,584)	(56,653)
Cash flows from investing activities:
Purchases of investments	(100,161)	(132,208)
Sales and maturities of investments	117,345	108,477
Purchases of property and equipment	(307)	(321)
Net cash provided by (used in) investing activities	16,877	(24,052)
Cash flows from financing activities:
Issuance of common stock under at the market offering, net of issuance costs	24,814	—
Proceeds from stock based award activities, net	288	—
Net proceeds from long-term debt, net of debt discount and issuance cost	1,710	2,454
Net cash provided by financing activities	26,812	2,454
Net decrease in cash and cash equivalents	(7,895)	(78,251)
Cash and cash equivalents, beginning of period	42,256	125,206
Cash and cash equivalents, end of period	$34,361	$46,955

Supplemental cash flow disclosure - non-cash investing and financing activity:
Right-of-use assets recognized in exchange for lease obligations	$10,687	$—
Issuance of warrants in connection with long-term debt	185	—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $804.8 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

We are subject to risks common to late stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us. To date, we have funded operations primarily through sales of our common stock, contract payments under our collaboration agreements, sale of future royalties, debt financing arrangements, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of our drug candidates. As a result, we may choose to raise additional capital through equity or debt financings to continue to fund operations in the future. We cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly-owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, investments, accrued research and development expenses, other long-lived assets, stock-based compensation, operating lease assets and liabilities, and the valuation of deferred tax assets. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

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

Collaborative Arrangements

We enter into collaborative arrangements with partners that typically include payment to us for one of more of the following: (i) license fees; (ii) milestone payments related to the achievement of developmental, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; and (iv) research and development cost reimbursements. Each of these payments results in collaboration or other revenues. Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The stand-alone selling price may include such items as, forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success, to determine the transaction price to allocate to each performance obligation.

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

Milestone Payments: We use judgment to determine whether a milestone is considered probable of being reached. Using the most likely amount method, we include the value of a milestone payment in the consideration for a contract at inception if we then conclude achieving the milestone is more likely than not. Otherwise, we exclude the value of a milestone payment from contract consideration at inception and recognize revenue for a milestone at a later date, when we judge that it is probable the milestone will be achieved. If we conclude it is probable that a significant revenue reversal would not occur, the associated milestone is included in the transaction price. We then allocate the transaction price to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment.

Royalties: For contracts that include sales-based royalties, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied. To date, we have not recognized any royalty revenues resulting from contracts.

Research and Development Cost Reimbursements: Our arrangement with Astellas Pharma Inc. (“Astellas”) and Amgen Inc. (“Amgen”) include promises of research and development services. We have determined that these services collectively are distinct from the licenses provided to Astellas and Amgen and as such, these promises are accounted for as a separate performance obligation recorded over time. We record revenue for these services as the performance obligations are satisfied, which we estimate using internal development costs incurred.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments and is effective for annual and interim reporting periods beginning after December 15, 2019. We are currently evaluating the impact of adopting ASU 2016-13.

Note 2 — Net Loss Per Share

We excluded the following from diluted net loss per share because inclusion would have been antidilutive (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018
Options to purchase common stock	7,693	5,421
Warrants to purchase common stock	165	100
Restricted Stock and Performance units	876	581
Shares issuable related to the ESPP	31	28
	8,765	6,130

Note 3 — Research and Development Arrangements

Amgen

We and Amgen continue activities related to novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure under the collaboration and option agreement between the Company and Amgen, as amended (the “Amgen Agreement”).

We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement. Research and development revenue from Amgen of $2.8 million and $6.9 million in the second quarter and first half of 2019, respectively, consists of reimbursement of costs we incurred related to METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a Phase 3 clinical trial intended to evaluate the potential of omecamtiv mecarbil to increase exercise performance. We had no research and development revenue from Amgen in the first half of 2018.

We had accounts receivable of $2.8 million as of June 30, 2019 and $1.9 million as of December 31, 2018.

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

Astellas

Cytokinetics and Astellas are parties to the Amended and Restated License and Collaboration Agreement dated December 22, 2014, as amended (the “Astellas Agreement”) focused on the research, development, and commercialization of skeletal muscle activators.

We have recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. Revenue from Astellas included research and development revenues of $4.4 million and $4.7 million for the three months ended June 30, 2019 and 2018, respectively, and $8.7 million and $8.3 million for the six months ended June 30, 2019 and 2018, respectively, and no license revenues for the three and six months ended June 30, 2019 and $1.5 million and $3.2 million for the three and six months ended June 30, 2018, respectively.

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

Our contract asset from the 2016 Astellas Amendment of $4.6 million as of December 31, 2018 increased by $5.3 million as we performed services during the first half of 2019, offset by payments we received from Astellas of $9.3 million during the first half of 2019, to $0.6 million as of June 30, 2019. We expect to complete all of our deliverables for the 2016 Astellas Amendment in 2019. We had accounts receivable from Astellas of $6.2 million as of June 30, 2019 and $0.3 million as of December 31, 2018.

Currently under the Astellas Agreement, additional research and early and late state development milestone payments for research and clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the commercial launch of collaboration products could total over $600.0 million and includes up to $95.0 million relating to reldesemtiv in non-neuromuscular indications, and over $100.0 million related to reldesemtiv in each of SMA, ALS and other neuromuscular indications. Additionally, $200.0 million in commercial milestones could be received under the Astellas Agreement provided certain sales targets are met. We are eligible to receive up to $2.0 million in research milestone payments under the collaboration for each future potential drug candidate. We are currently in discussions with Astellas regarding amending the terms of our collaboration agreement that may lead to the reduction of payments for such research, clinical and commercial milestones. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due, and accordingly, are constrained and not included in the transaction price.

Note 4 — Cash Equivalents and Investments

The amortized cost, unrealized gains, unrealized losses and fair value of cash equivalents and available for sale investments as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$26,560	$—	$—	$26,560
U.S. Treasury securities	60,495	82	—	60,577
Agency bonds	47,273	52	—	47,325
Commercial paper	18,152	14	—	18,166
Corporate obligations	13,971	40	—	14,011
	$166,451	$188	$—	$166,639

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$34,771	$—	$—	$34,771
U.S. Treasury securities	56,999	—	(41)	56,958
Agency bonds	61,792	1	(14)	61,779
Commercial paper	19,448	—	(13)	19,435
Corporate obligations	17,644	2	(8)	17,638
	$190,654	$3	$(76)	$190,581

Investments available for sale as of June 30, 2019 excludes an investment in equity of $0.7 million included in short-term investments. As of June 30, 2019, there were no investments that had been in a continuous unrealized loss position for 12 months or longer.

Interest income was $1.0 million and $2.2 million for the three and six months ended June 30, 2019 and $1.1 million and $2.0 million for the three and six months ended June 30, 2018.

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

Fair value of financial assets:

Using this hierarchy, we classify our financial assets at fair value as follows (in thousands):

	June 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$26,560	$—	$—	$26,560
U.S. Treasury securities	60,577	—	—	60,577
Agency bonds	—	47,325	—	47,325
Commercial paper	—	18,166	—	18,166
Corporate obligations	—	14,011	—	14,011
	$87,137	$79,502	$—	$166,639

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$34,771	$—	$—	$34,771
U.S. Treasury securities	56,958	—	—	56,958
Agency bonds	—	61,779	—	61,779
Commercial paper	—	19,435	—	19,435
Corporate obligations	—	17,638	—	17,638
	$91,729	$98,852	$—	$190,581

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of June 30, 2019 and December 31, 2018, the fair value of the long-term debt approximated its carrying value of $44.5 million and $42.4 million, respectively, because it is carried at a market observable interest rate, which is considered Level 2.

As of June 30, 2019, the fair value of liability related to the sale of future royalties is based on approximate carrying value and our current estimates of future royalties is expected to be paid to RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, over the life of the arrangement, which is considered Level 3 (See Note 9 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 6 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	June 30, 2019	December 31, 2018
Accrued liabilities:
Research and development services	$5,748	$8,618
Compensation related	5,190	6,118
Other accrued expenses	890	1,021
Total accrued liabilities	$11,828	$15,757

Note 7 — Leases

The Lease for our facilities expires in 2021 and includes rental payments on a graduated scale and payment of certain operating expenses. As of June 30, 2019, the weighted average remaining lease term is 2 years, the weighted average discount rate used to determine the operating lease liability was 9% and the undiscounted future non-cancellable lease payments under our operating leases as of June 30, 2019 is as follows (in thousands):

Years ending December 31:
2019 remainder	$2,381
2020	4,846
2021	2,464
Total undiscounted future lease payments	9,691
Less: Present value adjustments	(859)
Total lease liability	$8,832

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $2.3 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

Rent expense was $1.3 million for the three months ended June 30, 2019 and 2018 and $2.5 million for the six months ended June 30, 2019 and 2018.

Note 8 — Long-Term Debt

Prior to May 17, 2019 we maintained a loan and security agreement dated as of October 19, 2015, as amended (the “Original Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB, collectively the “Lenders”) to fund our working capital and other general corporate needs.

 On May 17, 2019 (the “Closing Date”), we entered into a new loan and security agreement (the “New Loan Agreement”) with the Lenders for $45.0 million (the “Term Loan”) and terminated the Original Loan Agreement. The proceeds of the Term Loan were used in part to repay in full all of the outstanding term loans under the Original Loan Agreement in an aggregate principal amount of $42.0 million.

The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the effective date of the Term Loan, which resulted in a change of less than 10%. As a result, issuance costs paid to the lender in connection with the Term Loan were recorded as a reduction of the carrying amount of the debt liability and were not significant. Unamortized issuance costs as of the date of the modification were amortized to interest expense over the repayment term of Term Loan.

Both borrowings under the Original Loan Agreement and Term Loan bear interest at an annual rate equal to the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate. The borrowing under the Original Loan Agreement was repayable in monthly interest-only payments through November 2019 followed by 35 months of monthly payments of interest and principal. The borrowing under the Term Loan is repayable in monthly interest-only payments through December 31, 2020. The interest only period may be extended for six or twelve months. If both of the following milestones occur: (i) specified events related to the development of (a) reldesemtiv, a novel fast skeletal muscle troponin activator, in spinal muscular atrophy or amyotrophic lateral sclerosis, or (b) CK-3773274, a novel cardiac myosin inhibitor, in cardiomyopathy; and/or (ii) specified results from GALACTIC-HF, a Phase 3 trial of omecamtiv mecarbil, a novel cardiac myosin activator. The ultimate interest-only period will be followed by equal monthly payments of principal and interest to the maturity date in December 2023. We are required to make a final payment upon loan maturity of 6.00% of the notes payable, which we accrete over the life of the Term Loan. Our obligations under the New Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property.

Interest expense was $1.4 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively and $2.5 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the interest rate applicable to borrowings under the Term Loan was 9.24%.

The New Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the New Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property. If the Term Loan becomes subject to mandatory prepayment under these provisions, we are subject to certain prepayment premiums of 3.00% in the first year, 2.00% in the second year and 1.00% in the third year and thereafter. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the Term Loan and accounted for separately from the host contract. As of June 30, 2019, the fair value of this embedded derivative was immaterial.

Future minimum payments under the New Loan Agreement are (in thousands):

Years ending December 31:
2019 remainder	$2,114
2020	4,227
2021	18,571
2022	17,166
Thereafter	20,345
Future minimum payments	62,423
Less: Interest and final payment	(17,423)
Notes payable, gross	$45,000

Note 9 — Liability Related to Sale of Future Royalties

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

We recognized $5.1 million and $4.3 million in non-cash interest expense in the three months ended June 30, 2019 and 2018, respectively, and $9.9 million and $8.5 million in non-cash interest expense in the six months ended June 30, 2019 and 2018, respectively, related to the Royalty Agreement.

Note 10 — Stockholders’ Equity

Committed Equity Offering

In March 2019, we and Cantor Fitzgerald & Co. entered into a Committed Equity OfferingSM Sales Agreement (the “Cantor Agreement”), pursuant to which we could issue and sell shares of common stock, and concurrently we filed a prospectus supplement pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) related to our registration statement on Form S-3 (File No. 333-215147) providing for the offer and sale of up to $35.0 million of shares of our common stock pursuant to the Cantor Agreement. The issuance and sale of shares pursuant to the Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the first half of 2019, we issued 3,012,795 shares for net proceeds of $24.8 million under the Cantor Agreement.

Warrants

During the second quarter of 2019, in connection with the Term Loan agreement further described in Note 8, we issued a warrant with an exercise price of $9.76 per share to purchase 23,065 shares of our common stock. The warrant was fully exercisable and expires in May 2029.  The $0.2 million fair value of the warrant related to the new Term Loan was recorded as a debt discount and is being amortized to interest expense over the term of the debt, in addition to the remaining unamortized discounts related to the Original Loan. As of June 30, 2019, we had outstanding warrants issued pursuant to the Original and New Loan Agreement with a weighted average exercise price of $7.25 per share to purchase 165,424 shares of our common stock.

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

Note 12 — Subsequent Events

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility being located in South San Francisco, California. The lease has an initial term of twelve years, and is expected to commence in September 2021. We have two consecutive five-year options to extend the lease. Subject to rent abatement for the first two months of the lease, we will be required to pay $5.45 per square foot for 159,891 square feet for the first twelve months of the lease term, which will increase at a rate of 3.5% per year. After the first twelve months of the lease, rent will be payable on the entire leased square footage.  The landlord will provide a tenant improvement allowance. We will pay certain operating costs of the facility and have certain rights to sublease under the agreement.

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

•	anticipated interactions with regulatory authorities;
•	the suspended development of tirasemtiv, our first-generation fast skeletal muscle troponin activator, for the potential treatment of amyotrophic lateral sclerosis (“ALS”);
•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;
•	the advancement of omecamtiv mecarbil in Phase 3 clinical development;
•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;
•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;
•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;
•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•	market acceptance of our drugs;
•	changes in third party healthcare coverage and reimbursement policies;
•	our plans or ability to commercialize drugs, with or without a partner, including our intention to develop sales and marketing capabilities;
•	the focus, scope and size of our research and development activities and programs;
•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;
•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;
•	future payments and other obligations under loan and lease agreements;
•	potential competitors and competitive products;
•	retaining key personnel and recruiting additional key personnel; and
•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

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

•	difficulties or delays in achieving market access and reimbursement for our drug candidates and the potential impacts of health care reform;
•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;
•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;
•	potential infringement or misuse by us of the intellectual property rights of third parties;
•	activities and decisions of, and market conditions affecting, current and future strategic partners;
•	accrual information provided by and performance of our contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other vendors;
•	potential ownership changes under Internal Revenue Code Section 382; and
•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

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

When used in this report, unless otherwise indicated, “Cytokinetics,” “Company,” “we,” “our” and “us” refers to Cytokinetics, Incorporated. CYTOKINETICS, and our logo used alone and with the mark CYTOKINETICS, are registered service marks and trademarks of Cytokinetics. Other service marks, trademarks and trade names referred to in this report are the property of their respective owners.

Overview

We are a late-stage biopharmaceutical company focused on discovering, developing and commercializing first-in-class muscle activators and next-in-class muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. We have discovered and are developing muscle-directed investigational medicines that may potentially improve the health span of people with devastating cardiovascular and neuromuscular diseases of impaired muscle function. Our research and development activities relating to the biology of muscle function have evolved from our knowledge and expertise regarding the cytoskeleton, a complex biological infrastructure that plays a fundamental role within every human cell. As a leader in muscle biology and the mechanics of muscle performance, we are developing small molecule drug candidates specifically engineered to impact muscle function and contractility.

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

Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance established in 2006 with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle contractility pursuant to the collaboration and option agreement dated December 29, 2006, as amended (the “Amgen Agreement”). Amgen, in collaboration with Cytokinetics, is conducting GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil in heart failure. In collaboration with Amgen, we are conducting METEORIC-HF, a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance.

AMG 594 was discovered under our joint research program with Amgen. In collaboration with Cytokinetics, Amgen is conducting a randomized, placebo-controlled, double-blind, single and multiple ascending dose, single-center Phase 1 study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of AMG 594 in healthy subjects.

Reldesemtiv selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Cytokinetics and Astellas are developing reldesemtiv under the Amended and Restated License and Collaboration Agreement dated December 22, 2014, as amended (the “Astellas Agreement”). Astellas holds an exclusive license to develop and commercialize reldesemtiv worldwide, subject to our development and commercialization participation rights. We are currently in discussions with Astellas regarding amending the terms of our collaboration agreement, which for reldesemtiv may lead to a change in such development and commercialization rights.

In collaboration with Astellas, we conducted a Phase 2 clinical trial of reldesemtiv in patients with SMA and a Phase 2 clinical trial of reldesemtiv in patients with ALS, called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). Astellas, in collaboration with us, conducted a Phase 2 clinical trial of reldesemtiv in patients with chronic obstructive pulmonary disease (“COPD”) and a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility.

CK-274 is a novel, oral, small molecule cardiac myosin inhibitor that we discovered independent of our collaborations. CK-274 arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. CK-274 was designed to reduce the hypercontractility that is associated with HCM. In preclinical models, CK-274 reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. CK-274 reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. We are conducting a Phase 1 double-blind, randomized, placebo-controlled, multi-part, single and multiple ascending dose clinical trial of CK-274 in healthy adult subjects.

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

Amgen Strategic Alliance

Our strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil, for the potential treatment of heart failure is governed by the Amgen Agreement. Amgen has exclusive, worldwide rights to develop and commercialize omecamtiv mecarbil and related compounds subject to our specified development and commercial participation rights. Amgen has also entered an alliance with Les Laboratoires Servier and Institut de Recherches Internationales (“Servier”) for exclusive commercialization rights for omecamtiv mecarbil in Europe as well as the Commonwealth of Independent States (“CIS”), including Russia; Servier contributes funding for development and provides strategic support to the program.

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

Omecamtiv mecarbil: Clinical Development

GALACTIC-HF: GALACTIC-HF is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen, in collaboration with Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF is being conducted under a Special Protocol Assessment (“SPA”) with the FDA. GALACTIC-HF enrolled over 8,200 symptomatic chronic heart failure patients with reduced ejection fraction in over 900 sites in 35 countries who were either currently hospitalized for a primary reason of heart failure or had had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. Patients are randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, whichever occurs first, with heart failure event defined as hospitalization, emergency room visit, or urgent unscheduled clinic visit for heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score; time to first heart failure hospitalization; and time to all-cause death.

In March 2019, we, Amgen and Servier announced that the Data Monitoring Committee (“DMC”) for GALACTIC-HF recently completed the first planned interim analysis, which included consideration of pre-specified criteria for futility. The DMC reviewed data from GALACTIC-HF and recommended that GALACTIC-HF continue without changes to its conduct. The futility analysis was triggered once a pre-specified number of cardiovascular deaths had occurred in GALACTIC-HF as stipulated by the trial’s protocol. The futility analysis allowed the potential for stopping GALACTIC-HF early had the interim analysis shown a low likelihood of the trial demonstrating a clinically meaningful and statistically significant benefit on the primary endpoint in patients receiving omecamtiv mecarbil, plus standard of care, compared to patients receiving placebo plus standard of care.

In July 2019, we announced the completion of patient enrollment in GALACTIC-HF, with patient enrollment of approximately 40% in United States and Canada, Western Europe, South Africa, and Australasia; 33% in Eastern Europe and Russia; 19% in Latin America and 8% in Asia. Approximately 25% of patients in GALACTIC-HF were hospitalized at the time of randomization.

METEORIC-HF: In collaboration with Amgen, we are conducting METEORIC-HF, a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance. Patients are being randomized in a 2:1 fashion to omecamtiv mecarbil, which will be started at 25 mg twice daily and titrated to 25, 37.5 or 50 mg twice daily based on the same PK-guided dosing regimen as is used in GALACTIC-HF, or to placebo. METEORIC-HF is planned to enroll approximately 270 symptomatic chronic heart failure patients in nine countries. The primary endpoint of METEORIC-HF is change in peak oxygen uptake on Cardio-Pulmonary Exercise Testing (“CPET”) from baseline to Week 20. Secondary endpoints include change in total workload during CPET from baseline to Week 20, change in ventilatory efficiency during CPET from baseline to Week 20 and change in the average daily activity units measured over 2 weeks from baseline to Week 18-20.

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

CK-274

CK-274 is a novel, oral, small molecule cardiac myosin inhibitor that our company scientists discovered independent of our collaborations. CK-274 arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. CK-274 was purposely designed to reduce the hypercontractility that is associated with HCM. In preclinical models, CK-274 reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. CK-274 reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. The preclinical pharmacokinetics of CK-274 were characterized evaluated and optimized for potential rapid onset, ease of titration and rapid symptom relief in the clinical setting. The initial focus of the development program for CK-274 will include an extensive characterization of its PK/PD relationship as has been a hallmark of Cytokinetics’ industry-leading development programs in muscle pharmacology. The overall development program will assess the potential of CK-274 to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM.

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

Astellas is primarily responsible for the development of reldesemtiv in ALS, but we conducted FORTITUDE-ALS and will share in the operational responsibility for subsequent clinical trials. Subject to specified guiding principles, decision making will be by consensus, subject to escalation and, if necessary, Astellas’ final decision-making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of reldesemtiv and other FSTAs in ALS. We and Astellas share equally the costs of developing reldesemtiv in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas has agreed to solely fund Phase 2 development costs of reldesemtiv in ALS subject to a right to recoup our share of such costs plus a 100% premium on such amounts by reducing future milestone and royalty payments to us and (ii) we may defer (but not eliminate) a portion of our co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions.

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

Astellas generally has discretion to elect whether to pursue or abandon the development of reldesemtiv and other collaboration products, in whole or in part. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months’ prior notice at any time following expiration of the strategic alliance’s research term, which will expire December 31, 2019. We are currently in discussions with Astellas regarding amending the terms of our collaboration agreement, including, for reldesemtiv, which may lead to a reduction in the level of funding from Astellas and an associated increase in the share of commercial returns to Cytokinetics as well as which company would be responsible for development and commercialization activities.

Reldesemtiv

Reldesemtiv selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Reldesemtiv has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. In July 2019, we announced that the European Medicines Agency (“EMA”) has granted orphan medicinal product designation to reldesemtiv for the potential treatment of SMA. The FDA previously granted reldesemtiv orphan drug designation for the potential treatment of SMA in 2017.

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

In January 2019, we announced that we received feedback from the FDA that the Six Minute Walk Test is an acceptable primary efficacy endpoint for a potential registration program for reldesemtiv in patients with SMA who have maintained ambulatory function. The FDA also recommended adding a global function scale as a secondary endpoint.

In June 2019, we announced that data from two preclinical studies of reldesemtiv were presented at the 2019 Annual Cure SMA Conference in Anaheim, CA, showing that the addition of reldesemtiv to treatment with SMN upregulators (nusinersen and SMN-C1, an analogue to risdiplam) significantly increased muscle force in a mouse model of SMA.

ALS: In collaboration with Astellas, we conducted FORTITUDE-ALS. This trial enrolled 458 eligible ALS patients who were randomized (1:1:1:1) to receive either 150 mg, 300 mg or 450 mg of reldesemtiv or placebo dosed orally twice daily for 12 weeks. The primary efficacy endpoint of FORTITUDE-ALS was the change from baseline in the percent predicted slow vital capacity (“SVC”) at 12 weeks. Secondary endpoints included slope of the change from baseline in the mega-score of muscle strength measured by hand held dynamometry (“HHD”) and handgrip dynamometry in patients on reldesemtiv; change from baseline in the ALS Functional Rating Scale – Revised (“ALSFRS-R”); incidence and severity of treatment-emergent adverse events (“TEAEs”); and plasma concentrations of reldesemtiv at the sampled time points during the study. Exploratory endpoints measured included the effect of reldesemtiv versus placebo on self-assessments of respiratory function made at home by the patient with help as needed by the caregiver; disease progression through quantitative measurement of speech production characteristics over time; disease progression through quantitative measurement of handwriting abilities over time; and the change from baseline in quality of life (as measured by the ALSAQ-5) in patients on reldesemtiv.

In May 2019, we announced that results of FORTITUDE-ALS were presented at the American Academy of Neurology Annual Meeting in Philadelphia. FORTITUDE-ALS did not achieve statistical significance for a pre-specified dose-response relationship in its primary endpoint of change from baseline in SVC after 12 weeks of dosing (p=0.11). Similar analyses of ALSFRS-R and slope of the Muscle Strength Mega-Score yielded p-values of 0.09 and 0.31, respectively. However, patients on all dose groups of reldesemtiv declined less than patients on placebo for SVC and ALSFRS-R, with larger and clinically meaningful differences emerging over time.

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

We continue to analyze results from FORTITUDE-ALS to inform the development of a Phase 3 protocol.

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

CK-3762601

In October 2018, we announced that we and Astellas are advancing CK-3762601 (“CK-601”), a next-generation FSTA, into IND-enabling studies, which triggered a $2.0 million milestone payment from Astellas to us. CK-601 was designed in a joint research program conducted by the companies’ scientists to have different pharmacokinetics and physicochemical properties than reldesemtiv which may inform its development for the treatment of diseases and conditions associated with both neuromuscular and non-neuromuscular etiology and pathogenesis.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. See Note 1 in the Notes to Unaudited Condensed Consolidated Financial Statements for changes to our critical accounting policies since then.

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

Results of Operations

Revenues

Revenues for the second quarter and first half of 2019 and 2018 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Increase (Decrease)	June 30, 2019	June 30, 2018	Increase (Decrease)
Research and development revenues	$7,137	$4,680	$2,457	$15,601	$8,265	$7,336
License revenues	—	1,535	(1,535)	—	3,218	(3,218)
Total revenues	$7,137	$6,215	$922	$15,601	$11,483	$4,118

Revenue for the second quarter and first half of 2019 consisted of revenues from our collaborations with Astellas and Amgen, including research and development revenue of $4.4 million and $8.7 million respectively, from Astellas and $2.8 million and $6.9 million, respectively, from Amgen. Revenues for the second quarter and first half of 2018 consisted of revenues from our collaboration with Astellas.

Research and Development Expenses

Research and development expenses for the second quarter and first half of 2019 and 2018 were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2019	June 30, 2018	Increase (Decrease)	June 30, 2019	June 30, 2018	Increase (Decrease)
Cardiac muscle contractility	$11,350	$4,884	$6,466	$22,823	$6,820	$16,003
Skeletal muscle contractility	6,834	12,778	(5,944)	13,782	30,040	(16,258)
All other research programs	5,833	3,920	1,913	10,957	6,857	4,100
Total research and development expenses	$24,017	$21,582	$2,435	$47,562	$43,717	$3,845

Research and development expenses for the second quarter and first half of 2019 increased to $24.0 million and $47.6 million, respectively, from $21.6 million and $43.7 million for the second quarter and first half of 2018, respectively, primarily due to clinical activities for our cardiac myosin inhibitor program and Phase 3 development for omecamtiv mecarbil for the potential treatment of heart failure, offset in part by reduced spending for reldesemtiv as well as for tirasemtiv, following suspension of development of tirasemtiv in late 2017.

Under our strategic alliance with Astellas, we may continue to develop reldesemtiv to treat ALS and SMA. We are currently in discussions with Astellas regarding amending the terms of our collaboration agreement, including, for reldesemtiv, which may lead to a reduction in the level of funding from Astellas and an associated increase in the share of commercial returns to Cytokinetics as well as which company would be responsible for development and commercialization activities. Under our strategic alliance with Amgen, we expect to continue the Phase 3 development of omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue the development of CK-274 to assess the potential of CK‑274 to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM.

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

General and Administrative Expenses

General and administrative expenses for the second quarter and first half of 2019 increased to $9.8 million and $19.3 million from $8.0 million and $17.3 million for the second quarter and first half of 2018, respectively, primarily due to an increase in outside legal counsel and personnel related costs.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the second quarter and first half of 2019 and 2018 consisted primarily of interest expense related to the Loan and Security Agreements, dated May 17, 2019 (“Term Loan”) and dated October 19, 2015 and amended on October 27, 2017 (“Original Loan Agreement”), respectively, by and among the Company, Oxford Finance LLC and Silicon Valley Bank. Interest expense increased in 2019 compared to 2018 primarily due to the debt modification, including higher average loan balances and additional discounts in 2019 compared to 2018.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to liability related to sale of future royalties for the second quarter and first half of 2019 and 2018 resulted from accretion of the liability related to the sale of future royalties. We anticipate that this non-cash interest expense will increase in the future primarily due to accretion of the liability over time.

Interest and Other Income, net

Interest and other income, net for the second quarter and first half of 2019 and 2018 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities and a summary of our borrowings and working capital is summarized as follows:

June 30, 2019
Financial assets:
Cash and cash equivalents	$34,361
Short-term investments	138,507
Long-term investments	2,254
Total cash, cash equivalents and marketable securities	$175,122
Borrowings:
Current portions of long-term debt	$—
Long-term debt	44,473
Total borrowings	$44,473
Working capital:
Current assets	$184,951
Current liabilities	21,959
Total working capital	$162,992

Sources and Uses of Cash

From inception, we funded our operations through the sale of equity securities, non-equity payments from collaborators, a royalty monetization agreement, long-term debt, capital equipment financings, grants and interest income. We have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities. Based on current plans, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our cash requirements for at least the next 12 months.

Net cash used in operating activities of $51.8 million in the first half of 2019 was largely due to ongoing research and development activities, and general and administrative expenses to support those activities. Net loss for the first half of 2019 included, among other items: non-cash stock based compensation and non-cash interest expense related to sale of future royalties.

Net cash provided by investing activities of $16.9 million in the first half of 2019 was primarily due to proceeds from the sales and maturity of investments exceeding purchases of investments.

Net cash provided by financing activities of $26.8 million in the first half of 2019 was primarily due to proceeds from public offerings of common stock, partially offset by cash used for issuance of equity for stock-based awards, net of shares withheld for taxes.

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

Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our internal disclosure controls and procedures were ineffective as noted below.

(b) Changes in internal control over financial reporting

To remediate the material weakness described above, during the first half of 2019, we hired additional staff within the accounting department and will, as necessary, supplement any further staffing needs with temporary resources. We also continue to evaluate and improve our internal controls, processes and procedures in the financial statement closing process. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

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

Risks Related to Our Business

We have a history of significant losses and may not achieve or sustain profitability and, as a result, you may lose part or all of your investment.

We have generally incurred operating losses in each year since our inception in 1997, due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our drug candidates are all in early through late-stage clinical testing, and we and our partners must conduct significant additional clinical trials before we and our partners can seek the regulatory approvals necessary to begin commercial sales of our drugs. We expect to incur increasing losses for at least several more years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs. If our drug candidates fail or do not gain regulatory approval, or if our drugs do not achieve market acceptance, we will not be profitable. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose part or all of your investment.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. On February 27, 2019, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2018 due to the identification of a material weakness. As of December 31, 2018, we identified a material weakness related to the ineffective review and verification of internally prepared reports and analyses utilized in our financial statement closing process. The material weakness related to employee turnover resulting in a temporary lack of resources in financial reporting roles with the appropriate skills to perform effective review during our financial statement close process. This material weakness did not result in the restatement of prior quarterly or annually filed financial statements. To remediate the material weakness described above, we have filled certain positions within the accounting department and will, as necessary, supplement any further staffing needs with temporary resources. We will also continue to evaluate and improve our internal controls, processes and procedures in the financial statement close process.

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

Covenants in our New Loan Agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. Our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the New Loan Agreement.

The New Loan Agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the New Loan Agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable.

If we are unable to repay those amounts, the Lenders could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty. In addition, the Term Loan has interest only payments through December 31, 2020. The interest only period may be extended upon the achievement of certain development milestones.  If we do not achieve some or all of these development milestones, our liquidity and cash position may be harmed.

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

Furthermore, while planned interim analyses in clinical trials can enable early terminations for futility or for overwhelming efficacy, the timing, which can be based on accrual of events, enrollment or other factors, and the results of such analyses, is unpredictable. For example, in GALACTIC-HF, a Phase 3 clinical trial of omecamtiv mecarbil, a second interim analysis for superiority and futility is planned to be conducted in the first half of 2020, but the exact timing and outcome of such interim analysis are uncertain. Although our GALACTIC-HF trial is being conducted under an SPA agreement with FDA, there is no guarantee that either the trial will be successful, or even if successful, that FDA would approve any resulting NDA.

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

Astellas has an exclusive license to co-develop and commercialize reldesemtiv for potential application in certain neuromuscular and non-neuromuscular indications worldwide, subject to certain Cytokinetics’ development and commercialization rights. Under this strategic alliance, we have conducted Phase 2 clinical trials of reldesemtiv in patients with SMA and ALS and Astellas has conducted a Phase 2 clinical trial of reldesemtiv in patients with COPD and a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility.

Astellas is currently primarily responsible for the development of reldesemtiv. We do not control the development activities that may be conducted by Astellas, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Astellas’ results. Astellas may conduct these activities more slowly or in a different manner than we would. In general, Astellas is responsible for submitting future applications to the FDA or other regulatory authorities for approval of reldesemtiv and will be the owner of any marketing approvals issued by the FDA or other regulatory authorities for reldesemtiv. If the FDA or other regulatory authorities approve reldesemtiv, Astellas will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote the drug in the United States, Canada and, for neuromuscular indications, Europe. However, we cannot control whether Astellas will devote sufficient attention and resources to the development of reldesemtiv or will proceed in an expeditious manner. Even if the FDA or other regulatory agencies approve reldesemtiv, Astellas may elect not to proceed with the commercialization of the resulting drug in one or more countries.

If the results of one or more clinical trials with reldesemtiv, including the Phase 2 clinical trials of reldesemtiv in patients with ALS and SMA, do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of reldesemtiv or certain of the potential clinical trials for reldesemtiv, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of reldesemtiv. We are currently in discussions with Astellas regarding amending the terms of our collaboration agreement, including, for reldesemtiv, which may lead to a reduction in the level of funding from Astellas and an associated increase in the share of commercial returns for Cytokinetics as well as which company would be responsible for development and commercialization activities. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the strategic alliance’s research term, which will expire December 31, 2019. If Astellas abandons reldesemtiv, it would result in a delay in or could prevent us from further developing or commercializing reldesemtiv and would delay and could prevent us from obtaining revenues for this drug candidate. Disputes may arise between us and Astellas, which may delay or cause the termination of any clinical trials of reldesemtiv, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of reldesemtiv does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to reldesemtiv. If Astellas abandons development of reldesemtiv prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of reldesemtiv or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of reldesemtiv ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Astellas has primary responsibility for the manufacturing for the ongoing development of reldesemtiv worldwide. If any partner were to terminate the development of any existing drug candidate, we would need to rely on contract manufacturers for future supply. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if reldesemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it will then compete with RADICAVAtm (edaravone), the first FDA approved drug for the treatment of ALS since riluzole in 1995, and may then compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, Orphazyme, NeuralStem, MediciNova, Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.), AB Sciences, Orion, Pharmaceuticals, Mitsubishi Tanabe Pharma Corporation, Treeway, Genentech, Inc., and BrainStorm Cell Therapeutics. Also, if reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of SMA, it will then compete with SPINRAZA® (nusinersen) and Zolgensma® (onasemnogene abeparvovec-xioi) and may then compete with other potential new therapies being developed by companies including, but not limited to, Roche (in collaboration with PTC Therapeutics). If reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of non-neuromuscular indications associated with muscle weakness, it may then compete with other potential new therapies being developed by companies including, but not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Acceleron Pharma, Stealth Biotherapeutics, and Novartis (in collaboration with MorphoSys AG).

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Natrecor® (nesiritide), Corlanor® (ivabradine), and Entresto® (sacubitril/valsartan). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis, Bayer, Stealth Biotherapeutics, and MyoKardia. Omecamtiv mecarbil may also compete with currently approved products, such as in the SGLT2 class, that may expand their labels to include treatment of patients with heart failure, including Forxiga®, Invokana®, and Jardiance®. In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

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

We have been granted orphan designation by the FDA and EMA for reldesemtiv for the potential treatment of SMA; however, there can be no guarantee that we will receive orphan approval for reldesemtiv, nor that we will be able to prevent third parties from developing and commercializing products that are competitive to reldesemtiv.

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

EMA has granted orphan medicinal product designation to reldesemtiv for the potential treatment of SMA. Orphan medicinal product status in the Europe Union can provide up to 10 years of marketing exclusivity, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in the European Union. Although we may have drug candidates that may obtain orphan drug exclusivity in Europe, the orphan approval and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or approval criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

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

Our future success will depend in large part upon our ability to attract and retain highly skilled personnel. In light of our continued need for funding and cost control, we may be required to implement future workforce and expense reductions, which could further limit our research and development activities. We may have difficulty retaining and attracting such personnel as a result of a perceived risk of future workforce reductions. In addition, the implementation of any workforce or expense reduction programs may divert the efforts of our management team and other key employees, which could adversely affect our business.

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

We are a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined under the Exchange Act, in accordance with the amendments to such definition that became effective on September 10, 2018. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as a smaller reporting company, we are only required to include two years of audited financial statements in our annual reports. Investors could find our common stock less attractive if we choose to rely on these scaled disclosure requirements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain a “smaller reporting company” until (i) the market value of our common shares held by non-affiliates exceeds $250 million as of June 30 of any year; or (ii) either (a) our annual revenues exceed $100 million or (b) the market value of our common shares held by non-affiliates exceeds $700 million, as of June 30 of any year.

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

Indebtedness under our New Loan Agreement bears interest at variable interest rates based on LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) in the U.S. has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to the U.S. dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from U.S. dollar LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to U.S. dollar LIBOR. We have certain financial contracts, including the New Loan Agreement, that are indexed to U.S. dollar LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

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

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC					X

4.3	Form of Warrant Issuable to Silicon Valley Bank					X

5.1	Opinion of Cooley LLP					X

10.1	Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank					X

23.1	Consent of Cooley LLP (included in Exhibit 5.1)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Dated: August 9, 2019	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching Jaw
Ching Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert Wong
Robert Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)