Form 10-Q
period 2019-09-30
CYTOKINETICS INC
filed 2019-11-01
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Number of shares of common stock, $0.001 par value, outstanding as of October 30, 2019: 59,081,899

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$39,634	$42,256
Short-term investments	126,405	156,475
Accounts receivable	6,576	2,231
Contract assets	—	4,554
Prepaid and other current assets	3,920	2,158
Total current assets	176,535	207,674
Property and equipment, net	3,615	3,204
Other assets	7,243	300
Total assets	$187,393	$211,178
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,412	$3,764
Accrued liabilities	13,139	15,757
Current portion of long-term debt	—	2,607
Short-term lease liability	4,577	—
Other current liabilities	389	66
Total current liabilities	21,517	22,194
Long-term debt, net	44,762	39,806
Liability related to the sale of future royalties, net	137,726	122,473
Long-term lease liability	3,257	—
Other long-term liabilities	—	771
Total liabilities	207,262	185,244
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	59	55
Additional paid-in capital	813,729	768,703
Accumulated other comprehensive income	719	500
Accumulated deficit	(834,376)	(743,324)
Total stockholders’ equity (deficit)	(19,869)	25,934
Total liabilities and stockholders’ equity (deficit)	$187,393	$211,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Research and development revenues	$6,055	$8,726	$21,656	$16,991
License revenues	—	1,915	—	5,133
Total revenues	6,055	10,641	21,656	22,124
Operating expenses:
Research and development	20,229	21,391	67,791	65,858
General and administrative	9,753	7,164	29,026	23,724
Total operating expenses	29,982	28,555	96,817	89,582
Operating loss	(23,927)	(17,914)	(75,161)	(67,458)
Interest expense	(1,345)	(867)	(3,892)	(2,628)
Non-cash interest expense on liability related to the sale of future royalties	(5,321)	(4,559)	(15,204)	(13,026)
Interest and other income	1,020	1,323	3,205	3,291
Net loss	$(29,573)	$(22,017)	$(91,052)	$(79,821)
Net loss per share — basic and diluted	$(0.50)	$(0.40)	$(1.60)	$(1.47)
Weighted-average shares in net loss per share — basic and diluted	58,640	54,626	57,050	54,329
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net	(42)	(3)	219	104
Comprehensive loss	$(29,615)	$(22,020)	$(90,833)	$(79,717)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

condensed CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity (Deficit)

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance, December 31, 2018	54,717,906	$55	$768,703	$500	$(743,324)	$25,934
Stock-based compensation	—	—	2,282	—	—	2,282
Exercise of stock options	5,116	—	31	—	—	31
Vesting of restricted stock units, net of taxes withheld	165,347	—	(732)	—	—	(732)
Issuance of common stock under at-the-market offering, net of issuance costs	562,811	—	5,117	—	—	5,117
Other comprehensive income	—	—	—	106	—	106
Net loss	—	—	—	—	(29,366)	(29,366)
Balance, March 31, 2019	55,451,180	55	775,401	606	(772,690)	3,372
Stock-based compensation	—	—	2,819	—	—	2,819
Exercise of stock options	62,356	—	441	—	—	441
Issuance of common stock under at-the-market offering, net of issuance costs	2,449,984	3	19,694	—	—	19,697
Issuance of common stock under Employee Stock Purchase Plan	92,975	—	548	—	—	548
Issuance of warrants	—	—	185	—	—	185
Other comprehensive income	—	—	—	155	—	155
Net loss	—	—	—	—	(32,113)	(32,113)
Balance, June 30, 2019	58,056,495	58	799,088	761	(804,803)	(4,896)
Stock-based compensation	—	—	2,783	—	—	2,783
Exercise of stock options	53,350	—	459	—	—	459
Issuance of common stock under at-the-market offering, net of issuance costs	972,054	1	11,399	—	—	11,400
Other comprehensive income	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(29,573)	(29,573)
Balance, September 30, 2019	59,081,899	$59	$813,729	$719	$(834,376)	$(19,869)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance, December 31, 2017	53,960,832	$54	$755,526	$343	$(646,081)	$109,842
Stock-based compensation	—	—	2,403	—	—	2,403
Exercise of stock options	59,112	—	342	—	—	342
Vesting of restricted stock units, net of taxes withheld	177,602	—	(866)	—	—	(866)
ASC 606 Adoption	—	—	—	—	18,013	18,013
Other comprehensive income	—	—	—	146	—	146
Net loss	—	—	—	—	(30,281)	(30,281)
Balance, March 31, 2018	54,197,546	54	757,405	489	(658,349)	99,599
Stock-based compensation	—	—	2,505	—	—	2,505
Exercise of stock options	306,027	1	2,441	—	—	2,442
Vesting of restricted stock units, net of taxes withheld	11,831	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	75,992	—	536	—	—	536
ASC 606 Adoption	—	—	—	—	(2,350)	(2,350)
Other comprehensive loss	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(27,523)	(27,523)
Balance, June 30, 2018	54,591,396	55	762,887	450	(688,222)	75,170
Stock-based compensation	—	—	2,572	—	—	2,572
Exercise of stock options	50,124	—	329	—	—	329
Issuance of warrants	—	—	182	—	—	182
ASC 606 Adoption	—	—	—	—	(4,164)	(4,164)
Other comprehensive loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(22,017)	(22,017)
Balance, September 30, 2018	54,641,520	$55	$765,970	$447	$(714,403)	$52,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(91,052)	$(79,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	15,204	13,026
Non-cash equity-related expense	7,884	7,480
Depreciation of property and equipment	902	1,559
Interest receivable and amortization on investments	(1,583)	(1,237)
Non-cash interest expense related to debt	807	412
Changes in operating assets and liabilities:
Accounts receivable	(4,345)	(8,044)
Contract assets	4,554	13,537
Prepaid and other assets	(1,745)	2,026
Operating lease right-of-use assets	2,631	—
Accounts payable	(352)	(3,230)
Accrued and other liabilities	(1,903)	(2,109)
Contract liabilities	—	(18,750)
Operating lease liabilities	(2,854)	—
Deferred revenue	—	(13,737)
Net cash used in operating activities	(71,852)	(88,888)
Cash flows from investing activities:
Purchases of investments	(141,798)	(188,428)
Sales and maturities of investments	173,670	167,732
Purchases of property and equipment	(1,313)	(679)
Net cash provided by (used in) investing activities	30,559	(21,375)
Cash flows from financing activities:
Issuance of common stock under at the market offering, net of issuance costs	36,214	—
Proceeds from stock based award activities, net	747	2,783
Net proceeds from long-term debt, net of debt discount and issuance cost	1,710	9,898
Net cash provided by financing activities	38,671	12,681
Net decrease in cash and cash equivalents	(2,622)	(97,582)
Cash and cash equivalents, beginning of period	42,256	125,206
Cash and cash equivalents, end of period	$39,634	$27,624

Supplemental cash flow disclosure - non-cash investing and financing activity:
Right-of-use assets recognized in exchange for lease obligations	$10,687	$—
Issuance of warrants in connection with long-term debt	185	—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $834.4 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

In adopting ASC 842, we recognized a right-of-use asset in other assets and a short-term and long-term lease liability on our condensed consolidated balance sheets for our existing facilities lease that expires in 2021 (the “Lease”). The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. In determining the present value of lease payments, we estimated our incremental borrowing rate based on information available when we adopted ASC 842. We base the lease liability on the present value of remaining lease payments over the remaining term of the Lease, using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date.

We evaluated our other contracts and determined that, except for the Lease, none of our contracts contained a lease as defined in ASC 842. The impact on the condensed consolidated balance sheets as of January 1, 2019 of adopting ASC 842 is as follows (in thousands):

Balance sheet account description	ASC 840 January 1, 2019	ASC 842 January 1, 2019	Impact of adoption
Deferred rent classified as accrued liabilities	$(323)	$—	$323
Deferred rent classified as other long-term liabilities	(773)	—	773
Short-term lease liability	—	(4,460)	(4,460)
Long-term lease liability	—	(6,227)	(6,227)
Other assets	—	9,591	9,591

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

Note 2 — Net Loss Per Share

We excluded the following from diluted net loss per share because inclusion would have been antidilutive (in thousands):

	September 30, 2019	September 30, 2018
Options to purchase common stock	7,787	5,451
Warrants to purchase common stock	165	107
Restricted Stock and Performance units	867	562
Shares issuable related to the ESPP	75	28
	8,894	6,148

Note 3 — Research and Development Arrangements

Amgen

We and Amgen continue activities related to novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure under the collaboration and option agreement between the Company and Amgen, as amended (the “Amgen Agreement”).

We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement. Research and development revenue from Amgen of $3.5 million and $10.5 million in the third quarter and first nine months of 2019, respectively, consists of reimbursement of costs we incurred related to METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a Phase 3 clinical trial intended to evaluate the potential of omecamtiv mecarbil to increase exercise performance. We had no research and development revenue from Amgen in the first nine months of 2018.

We had accounts receivable of $3.5 million from Amgen as of September 30, 2019 and $1.9 million as of December 31, 2018.

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

We have recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. Revenue from Astellas included research and development revenues of $2.5 million and $8.5 million for the three months ended September 30, 2019 and 2018, respectively, and $11.2 million and $16.8 million for the nine months ended September 30, 2019 and 2018, respectively, and no license revenues in 2019 and $1.9 million and $5.1 million for the three and nine months ended September 30, 2018, respectively.

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

Our contract asset from the 2016 Astellas Amendment was $4.6 million as of December 31, 2018. We have completed all of our deliverables for the 2016 Astellas Amendment as of September 30, 2019 and as a result our contract asset balance is zero as of September 30, 2019. We had accounts receivable from Astellas of $3.1 million as of September 30, 2019 and $0.3 million as of December 31, 2018.

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

Subsequent to September 30, 2019, Cytokinetics and Astellas have agreed in principle to revise the terms of the collaboration to provide that Cytokinetics will obtain exclusive control over the development and commercialization of FSTAs, including reldesemtiv and CK-3762601. We expect to enter into definitive agreements with Astellas regarding the above agreement in principle but until we do so, the Astellas Agreement remains in effect in accordance with its current terms, the agreement in principle remains non-binding, and there can be no assurance we will enter into definitive agreements with Astellas regarding any revised terms.

Note 4 — Cash Equivalents and Investments

The amortized cost, unrealized gains, unrealized losses and fair value of cash equivalents and available for sale investments as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$33,839	$—	$—	$33,839
U.S. Treasury securities	56,092	73	—	56,165
Agency bonds	43,279	35	(1)	43,313
Commercial paper	9,935	4	(2)	9,937
Corporate obligations	16,245	37	—	16,282
	$159,390	$149	$(3)	$159,536

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$34,771	$—	$—	$34,771
U.S. Treasury securities	56,999	—	(41)	56,958
Agency bonds	61,792	1	(14)	61,779
Commercial paper	19,448	—	(13)	19,435
Corporate obligations	17,644	2	(8)	17,638
	$190,654	$3	$(76)	$190,581

Investments available for sale as of September 30, 2019 excludes an investment in equity of $0.7 million included in short-term investments. As of September 30, 2019, there were no investments that had been in a continuous unrealized loss position for 12 months or longer.

Interest income was $1.0 million and $3.2 million for the three and nine months ended September 30, 2019 and $1.3 million and $3.3 million for the three and nine months ended September 30, 2018.

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

Fair value of financial assets:

Using this hierarchy, we classify our financial assets at fair value as follows (in thousands):

	September 30, 2019
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$33,839	$—	$—	$33,839
U.S. Treasury securities	56,165	—	—	56,165
Agency bonds	—	43,313	—	43,313
Commercial paper	—	9,937	—	9,937
Corporate obligations	—	16,282	—	16,282
	$90,004	$69,532	$—	$159,536

	December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets At Fair Value
Assets:
Money market funds	$34,771	$—	$—	$34,771
U.S. Treasury securities	56,958	—	—	56,958
Agency bonds	—	61,779	—	61,779
Commercial paper	—	19,435	—	19,435
Corporate obligations	—	17,638	—	17,638
	$91,729	$98,852	$—	$190,581

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of September 30, 2019 and December 31, 2018, the fair value of the long-term debt approximated its carrying value of $44.8 million and $42.4 million, respectively, because it is carried at a market observable interest rate, which is considered Level 2.

As of September 30, 2019, the fair value of liability related to the sale of future royalties is based on approximate carrying value and our current estimates of future royalties is expected to be paid to RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, over the life of the arrangement, which is considered Level 3 (See Note 9 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 6 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	September 30, 2019	December 31, 2018
Accrued liabilities:
Research and development services	$5,322	$8,618
Compensation related	6,673	6,118
Other accrued expenses	1,144	1,021
Total accrued liabilities	$13,139	$15,757

Note 7 — Leases

The Lease for our existing facilities expires in 2021 and includes rental payments on a graduated scale and payment of certain operating expenses. As of September 30, 2019, the remaining lease term is 1.8 years, the discount rate used to determine the operating lease liability was 9%.  In July 2019, we amended the lease agreement in connection with our leasing of additional premises within the same office location (the “Expansion Lease”) for 9,530 square feet of an office space. The Expansion Lease has an initial term of 39 months, and is expected to commence in January 2020. The total commitment of undiscounted lease payments for the Expansion Lease was $1.3 million as at September 30, 2019.

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility being located in South San Francisco, California (the “Oyster Point Lease”). The lease has an initial term of twelve years, and is expected to commence in September 2021. We have two consecutive five-year options to extend the lease. Subject to rent abatement for the first two months of the lease, we will be required to pay $5.45 per square foot for 159,891 square feet for the first twelve months of the lease term, which will increase at a rate of 3.5% per year. After the first twelve months of the lease, rent will be payable on the entire leased square footage. A refundable security deposit of $5.1 million is also required as part of the lease. We will be required to pay fifty percent of the security deposit amount by January 1, 2020 and the remaining fifty percent as of January 2021. The landlord will provide a tenant improvement allowance of $34.1 million for costs relating to the initial design and construction of the improvements. We will pay certain operating costs of the facility and have certain rights to sublease under the agreement. The total commitment of undiscounted lease payments for this lease was $217.7 million as at September 30, 2019.

The Company has not recognized a right-of-use asset or aggregate lease liability as of September 30, 2019 for the Expansion Lease and Oyster Point Lease as the underlying assets were unavailable for use by the Company at any time in the period ended September 30, 2019.

The undiscounted future non-cancellable lease payments under the lease agreements as of September 30, 2019 is as follows (in thousands):

Years ending December 31:
2019 remainder	$1,191
2020	5,240
2021	4,616
2022	12,694
Thereafter	203,762
Total undiscounted future lease payments	227,503
Less: Undiscounted lease payments related to Expansion Lease	(1,335)
Less: Undiscounted lease payments related to Oyster Point Lease	(217,667)
Less: Present value adjustments	(667)
Total lease liability	$7,834

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019 was $3.5 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

Rent expense was $1.3 million for the three months ended September 30, 2019 and 2018 and $3.8 million for the nine months ended September 30, 2019 and 2018.

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

Both borrowings under the Original Loan Agreement and Term Loan bear interest at an annual rate equal to the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate. The borrowing under the Original Loan Agreement was repayable in monthly interest-only payments through November 2019 followed by 35 months of monthly payments of interest and principal. The borrowing under the Term Loan is repayable in monthly interest-only payments through December 31, 2020. The interest only period may be extended for six or twelve months if both of the following milestones occur: (i) specified events related to the development of (a) reldesemtiv, a novel fast skeletal muscle troponin activator, in spinal muscular atrophy or amyotrophic lateral sclerosis, or (b) CK-3773274, a novel cardiac myosin inhibitor, in cardiomyopathy; and/or (ii) specified results from GALACTIC-HF, a Phase 3 trial of omecamtiv mecarbil, a novel cardiac myosin activator. The ultimate interest-only period will be followed by equal monthly payments of principal and interest to the maturity date in December 2023. We are required to make a final payment upon loan maturity of 6.00% of the notes payable, which we accrete over the life of the Term Loan. Our obligations under the New Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property.

Interest expense was $1.3 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively and $3.9 million and $2.6 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the interest rate applicable to borrowings under the Term Loan was 8.83%.

The New Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the New Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property. If the Term Loan becomes subject to mandatory prepayment under these provisions, we are subject to certain prepayment premiums of 3.00% in the first year, 2.00% in the second year and 1.00% in the third year and thereafter. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the Term Loan and accounted for separately from the host contract. As of September 30, 2019, the fair value of this embedded derivative was immaterial.

Future minimum payments under the New Loan Agreement are (in thousands):

Years ending December 31:
2019 remainder	$1,004
2020	4,038
2021	18,411
2022	17,068
Thereafter	20,312
Future minimum payments	60,833
Less: Interest and final payment	(15,833)
Notes payable, gross	$45,000

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

We recognized $5.3 million and $4.6 million in non-cash interest expense in the three months ended September 30, 2019 and 2018, respectively, and $15.2 million and $13.0 million in non-cash interest expense in the nine months ended September 30, 2019 and 2018, respectively, related to the Royalty Agreement.

Note 10 — Stockholders’ Equity

Committed Equity Offering

In 2019, we and Cantor Fitzgerald & Co. entered into a Committed Equity OfferingSM Sales Agreement (the “Cantor Agreement”), pursuant to which we could issue and sell shares of common stock, and concurrently we filed a prospectus supplement pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) related to our registration statement on Form S-3 (File No. 333-215147) providing for the offer and sale of up to $85.0 million in total of our common stock, as of September 30, 2019, pursuant to the Cantor Agreement. The issuance and sale of shares pursuant to the Cantor Agreement are deemed an “at-the-market” offering and are registered under the Securities Act. During the first nine months of 2019, we issued 3,984,849 shares for net proceeds of $36.2 million under the Cantor Agreement.

Warrants

During the second quarter of 2019, in connection with the Term Loan agreement further described in Note 8, we issued a warrant with an exercise price of $9.76 per share to purchase 23,065 shares of our common stock. The warrant was fully exercisable and expires in May 2029.  The $0.2 million fair value of the warrant related to the new Term Loan was recorded as a debt discount and is being amortized to interest expense over the term of the debt, in addition to the remaining unamortized discounts related to the Original Loan. As of September 30, 2019, we had outstanding warrants issued pursuant to the Original and New Loan Agreement with a weighted average exercise price of $7.25 per share to purchase 165,424 shares of our common stock.

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

•

Astellas’ decisions with respect to the timing, design and conduct of research and development activities for reldesemtiv and other skeletal muscle activators, including our ability to reach agreement with Astellas regarding the continued development of reldesemtiv and other skeletal muscle activators, as well as Astellas’ decisions with respect to its option to enter into a global collaboration for the development and commercialization of tirasemtiv;

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

CK-274 is a novel, oral, small molecule cardiac myosin inhibitor that we discovered independent of our collaborations. CK-274 arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. CK-274 was designed to reduce the hypercontractility that is associated with HCM. In preclinical models, CK-274 reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. CK-274 reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. We completed a Phase 1 study which met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of CK-274, describe the pharmacokinetics of CK-274 and its pharmacodynamic effects as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of CK-274 into a Phase 2 clinical trial in patients with obstructive hypertrophic cardiomyopathy (HCM) which is expected to begin in Q4 2019.

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

The Amgen Agreement provided for us to receive increased royalties by co-funding the Phase 3 development program for omecamtiv mecarbil and other drug candidates under the collaboration. We fully exercised the Co-Invest Option and co-invested $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan and the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities. A joint commercial operating team comprising representatives of Cytokinetics and Amgen will be responsible for the day-to-day management of the commercialization program of omecamtiv mecarbil.

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

CK-274: Clinical Development

We conducted a Phase 1 double-blind, randomized, placebo-controlled, multi-part, single and multiple ascending dose clinical trial of CK-274 to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-274 in healthy subjects.  In September 2019 we presented data from the Phase 1 study of CK-274 at the HFSA 23rd Annual Scientific Meeting in Philadelphia. The study met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of CK-274, describe the pharmacokinetics (PK) of CK-274 and its pharmacodynamic effects (PD) as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of CK-274 into a Phase 2 clinical trial in patients with obstructive HCM which is expected to begin in Q4 2019.  We have continued protocol development, feasibility assessments, regulatory interactions and other readiness activities for a Phase 2 clinical trial of CK-274, which we expect to begin in the fourth quarter of this year.

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

Astellas has been primarily responsible for the development of reldesemtiv in ALS, but we conducted FORTITUDE-ALS and previously agreed to share in the operational responsibility for subsequent clinical trials. While we and Astellas have agreed in principle to revise the terms of our collaboration with respect to FSTAs, including reldesemtiv and CK-3762601 (“CK-601”), and are in negotiations to do so (as described under “Proposed Amendments to Astellas Collaboration” below), under our agreement as it currently stands subject to specified guiding principles, decision making has been by consensus, subject to escalation and, if necessary, Astellas’ final decision-making authority on the development (including regulatory affairs), manufacturing, medical affairs and commercialization of reldesemtiv and other FSTAs in ALS.  In addition, under the current agreement, we and Astellas had agreed to share equally the costs of developing reldesemtiv in ALS for potential registration and marketing authorization in the U.S. and Europe, provided that (i) Astellas agreed to solely fund Phase 2 development costs of reldesemtiv in ALS subject to a right to recoup our share of such costs plus a 100% premium on such amounts by reducing future milestone and royalty payments to us and (ii) we may defer (but not eliminate) a portion of our co-funding obligation for development activities after Phase 2 for up to 18 months, subject to certain conditions.

Under the current terms of the Astellas Agreement, based on the achievement of pre-specified criteria, we are eligible to receive milestone payments relating to the development and commercial launch of collaboration products. We may also receive payments for achievement of pre-specified sales milestones related to net sales of all collaboration products.

Currently under the Astellas Agreement, if Astellas were to commercialize any collaboration products, we would receive royalties on sales of such collaboration products. In addition to the foregoing development, commercial launch and sales milestones, we may also receive payments for the achievement of pre-specified milestones relating to the joint research program.

Astellas currently has general discretion to elect whether to pursue or abandon the development of reldesemtiv and other collaboration products, in whole or in part. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months’ prior notice at any time following expiration of the strategic alliance’s research term, which is currently set to expire on December 31, 2019.

Proposed Amendments to Astellas Collaboration

Cytokinetics and Astellas have agreed in principle to revise the terms of the collaboration to provide that Cytokinetics will obtain exclusive control over the development and commercialization of FSTAs, including reldesemtiv and CK-601.  Astellas’s future financial support for FSTAs would consist of paying a portion of our third party Phase 3 development costs for reldesemtiv in ALS.  Astellas would also provide certain non-cash contributions to Cytokinetics, including the transfer of current inventory of the active pharmaceutical ingredient for reldesemtiv and the continued conduct of ongoing stability studies.  In return, Astellas would receive low- to mid-single digit royalties on potential sales of reldesemtiv in North America and Europe and a low single digit royalty on CK-601.  Under these revised terms, Cytokinetics would have exclusive commercialization rights to FSTAs and would account for all potential sales but would no longer receive milestone or royalty payments from Astellas.  We and Astellas also have an agreement in principle to extend the research term of the collaboration and sponsored research at Cytokinetics through December 31, 2020, with the objective of identifying a potential development candidate among novel-mechanism skeletal muscle activators other than FSTAs.

We expect to enter into definitive agreements with Astellas on these terms, but until we do so, the Astellas Agreement remains in effect in accordance with its current terms, the agreement in principle remains non-binding, and there can be no assurance we will enter into definitive agreements with Astellas regarding any revised terms.

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

Reldesemtiv: Clinical Development

SMA: In June 2018, we announced data at the 2018 Annual Cure SMA Conference in Dallas from a hypothesis-generating, Phase 2 double-blind, randomized, placebo-controlled clinical study in patients with SMA which was designed to determine potential pharmacodynamic effects of a suspension formulation of reldesemtiv following 8 weeks of oral dosing in each of two cohorts of 36 patients with Type II, Type III, or Type IV disease. Secondary objectives were to evaluate the safety, tolerability and pharmacokinetics of reldesemtiv. The study showed statistically significant concentration-dependent increases in changes from baseline in Six Minute Walk Distance (“6MWD”), a sub-maximal exercise test of aerobic capacity and endurance. The study also showed statistically significant increases for Maximal Expiratory Pressure (“MEP”), a measure of strength of respiratory muscles. Other assessments, including the Hammersmith Functional Motor Score - Extended, Revised Upper Limb Module, Timed Up-and-Go, Forced Vital Capacity, and the SMA Health Index (“SMA-HI”), a patient reported outcome measure (“PROM”) developed to comply with FDA standards for PROMs, did not demonstrate differences between reldesemtiv versus placebo. Adverse events were similar between groups receiving reldesemtiv and placebo.

Additional results presented at the 2018 Muscle Study Group Scientific Meeting in Oxford, U.K. showed sustained increases in 6MWD and MEP four weeks after discontinuation of study drug (i.e., follow-up). A post-hoc analysis also showed that changes from baseline in the 6MWD at 450 mg twice daily were significantly correlated with changes from baseline on certain domains of the SMA-HI intended to reflect improved endurance, especially Fatigue and Activity Participation. Decreases in SMA-HI scores reflect reduced disease burden as measured by that PROM, suggesting that as 6MWD increased, disease burden assessed by that domain of the SMA-HI was reduced.

In January 2019, we announced that we received feedback from the FDA that the 6MWD is an acceptable primary efficacy endpoint for a potential registration program for reldesemtiv in patients with SMA who have maintained ambulatory function. The FDA also recommended adding a global function scale as a secondary endpoint.

In June 2019, we announced that data from two preclinical studies of reldesemtiv were presented at the 2019 Annual Cure SMA Conference in Anaheim, CA, showing that the addition of reldesemtiv to treatment with SMN upregulators (nusinersen and SMN-C1, an analogue to risdiplam) significantly increased muscle force in a mouse model of SMA. We were granted European Orphan Designation for reldesemtiv for the potential treatment of SMA by the EMA.

ALS: In collaboration with Astellas, we conducted FORTITUDE-ALS. This trial enrolled 458 eligible ALS patients who were randomized (1:1:1:1) to receive either 150 mg, 300 mg or 450 mg of reldesemtiv or placebo dosed orally twice daily for 12 weeks. The primary efficacy endpoint of FORTITUDE-ALS was the change from baseline in the percent predicted slow vital capacity (“SVC”) at 12 weeks. Secondary endpoints included slope of the change from baseline in the mega-score of muscle strength measured by hand held dynamometry and handgrip dynamometry in patients on reldesemtiv; change from baseline in the ALS Functional Rating Scale – Revised (“ALSFRS-R”); incidence and severity of treatment-emergent adverse events; and plasma concentrations of reldesemtiv at the sampled time points during the study. Exploratory endpoints measured included the effect of reldesemtiv versus placebo on self-assessments of respiratory function made at home by the patient with help as needed by the caregiver; disease progression through quantitative measurement of speech production characteristics over time; disease progression through quantitative measurement of handwriting abilities over time; and the change from baseline in quality of life (as measured by the ALS Assessment Questionnaire-5) in patients on reldesemtiv.

In May 2019, we announced that results of FORTITUDE-ALS were presented at the American Academy of Neurology Annual Meeting in Philadelphia. FORTITUDE-ALS did not achieve statistical significance for a pre-specified dose-response relationship in its primary endpoint of change from baseline in SVC after 12 weeks of dosing (p=0.11). Similar analyses of ALSFRS-R and slope of the Muscle Strength Mega-Score yielded p-values of 0.09 and 0.31, respectively. However, patients on all dose groups of reldesemtiv declined numerically less than patients on placebo for SVC and ALSFRS-R, with larger differences emerging over time.

While the dose-response analyses for the primary and secondary endpoints did not achieve statistical significance at the level of 0.05, in a post-hoc analysis pooling the doses together, patients who received reldesemtiv in FORTITUDE-ALS declined less than patients who received placebo. The trial showed numerical effects favoring reldesemtiv across dose levels and timepoints with clinically meaningful magnitudes of effect observed at 12 weeks for the primary and secondary endpoints. The differences between reldesemtiv and placebo in SVC and ALSFRS-R total score observed after 12 weeks of treatment were still evident at follow-up, four weeks after the last dose of study drug.

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

We presented a post-hoc analyses from FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS), at the 2019 Northeast Amyotrophic Lateral Sclerosis (NEALS) Meeting in Clearwater Beach, FL. The analyses demonstrated that, in the combined middle and faster progressing tertiles of patients, the decline in the ALSFRS-R total score from baseline to week 12 in patients who received any dose of reldesemtiv was significantly smaller than the decline on placebo, while no significant difference between reldesemtiv and placebo was observed in slower progressing patients.

We held regulatory interactions and conducted feasibility and other planning activities in preparation for the potential advancement of reldesemtiv to a Phase 3 trial in patients in ALS in 2020.

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

CK-601

In October 2018, we announced that we and Astellas are advancing CK-601, a next-generation FSTA, into IND-enabling studies, which triggered a $2.0 million milestone payment from Astellas to us. CK-601 was designed in a joint research program conducted by the companies’ scientists to have different pharmacokinetics and physicochemical properties than reldesemtiv which may inform its development for the treatment of diseases and conditions associated with both neuromuscular and non-neuromuscular etiology and pathogenesis.

Ongoing Research in Skeletal Muscle Activators

Our research program with Astellas has been extended through 2019 and we and Astellas have agreed in principle to extend the research program through 2020.  Currently our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with FSTAs to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also are conducting preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere, which we have agreed in principle to be the focus for our continued joint research program with Astellas in 2020.

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

Results of Operations

Revenues

Revenues for the third quarter and first nine months of 2019 and 2018 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2018	Increase (Decrease)	September 30, 2019	September 30, 2018	Increase (Decrease)
Research and development revenues	$6,055	$8,726	$(2,671)	$21,656	$16,991	$4,665
License revenues	—	1,915	(1,915)	—	5,133	(5,133)
Total revenues	$6,055	$10,641	$(4,586)	$21,656	$22,124	$(468)

Revenue for the third quarter and first nine months of 2019 consisted of revenues from our collaborations with Astellas and Amgen, including research and development revenue of $2.5 million and $11.2 million respectively, from Astellas and $3.5 million and $10.5 million, respectively, from Amgen. Revenues for the third quarter and first nine months of 2018 consisted of license revenues from our collaboration with Astellas.

Research and Development Expenses

Research and development expenses for the third quarter and first nine months of 2019 and 2018 were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2018	Increase (Decrease)	September 30, 2019	September 30, 2018	Increase (Decrease)
Cardiac muscle contractility	$12,331	$7,050	$5,281	$35,154	$13,870	$21,284
Skeletal muscle contractility	787	9,660	(8,873)	14,569	39,699	(25,130)
All other research programs	7,111	4,681	2,430	18,068	12,289	5,779
Total research and development expenses	$20,229	$21,391	$(1,162)	$67,791	$65,858	$1,933

Research and development expenses for the third quarter and first nine months of 2019 decreased by $1.2 million to $20.2 million and increased by $1.9 million to $67.8 million, respectively, from $21.4 million and $65.9 million for the third quarter and first nine months of 2018, respectively. The changes were primarily due to clinical activities for our cardiac myosin inhibitor program and Phase 3 development for omecamtiv mecarbil for the potential treatment of heart failure, offset in part by reduced spending for reldesemtiv as well as for tirasemtiv, following suspension of development of tirasemtiv in late 2017.

Under our strategic alliance with Astellas, we may continue to develop reldesemtiv to treat ALS and SMA. Cytokinetics and Astellas have agreed in principle to revise the terms of the collaboration to provide that Cytokinetics will obtain exclusive control over the development and commercialization of FSTAs, including reldesemtiv and CK-601, which would lead to a reduction in the level of funding from Astellas and an associated increase in the share of commercial returns to Cytokinetics. We expect to enter into definitive agreements with Astellas on these terms, but until we do so, the Astellas Agreement remains in effect in accordance with its current terms, the agreement in principle remains non-binding, and there can be no assurance we will enter into definitive agreements with Astellas regarding any revised terms. Under our strategic alliance with Amgen, we expect to continue the Phase 3 development of omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue the development of CK-274 to assess the potential of CK‑274 to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM.

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

General and Administrative Expenses

General and administrative expenses for the third quarter and first nine months of 2019 increased to $9.8 million and $29.0 million from $7.2 million and $23.7 million for the third quarter and first nine months of 2018, respectively, primarily due to an increase in outside legal counsel and personnel related costs including stock-based compensation.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the third quarter and first nine months of 2019 and 2018 consisted primarily of interest expense related to the Loan and Security Agreements, dated May 17, 2019 (“Term Loan”) and dated October 19, 2015 and amended on October 27, 2017 (“Original Loan Agreement”), respectively, by and among the Company, Oxford Finance LLC and Silicon Valley Bank. Interest expense increased in 2019 compared to 2018 primarily due to the debt modification, including higher average loan balances and additional discounts in 2019 compared to 2018.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to liability related to sale of future royalties for the third quarter and first nine months of 2019 and 2018 resulted from accretion of the liability related to the sale of future royalties. We anticipate that this non-cash interest expense will increase in the future primarily due to accretion of the liability over time.

Interest and Other Income, net

Interest and other income, net for the third quarter and first nine months of 2019 and 2018 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities and a summary of our borrowings and working capital is summarized as follows:

September 30, 2019
Financial assets:
Cash and cash equivalents	$39,634
Short-term investments	126,405
Long-term investments	—
Total cash, cash equivalents and marketable securities	$166,039
Borrowings:
Current portions of long-term debt	$—
Long-term debt	44,762
Total borrowings	$44,762
Working capital:
Current assets	$176,535
Current liabilities	21,517
Working capital	$155,018

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

Net cash used in operating activities of $71.9 million in the first nine months of 2019 was largely due to ongoing research and development activities, and general and administrative expenses to support those activities. Net loss for the first nine months of 2019 included, among other items: non-cash stock based compensation and non-cash interest expense related to sale of future royalties.

Net cash provided by investing activities of $30.6 million in the first nine months of 2019 was primarily due to proceeds from the sales and maturity of investments exceeding purchases of investments.

Net cash provided by financing activities of $38.7 million in the first nine months of 2019 was primarily due to proceeds from public offerings of common stock, partially offset by cash used for issuance of equity for stock-based awards, net of shares withheld for taxes.

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

Our management (with the participation of our Chief Executive Officer and our Chief Financial Officer) has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our internal disclosure controls and procedures were ineffective as noted below.

(b) Changes in internal control over financial reporting

To remediate the material weakness described above, during the first nine months of 2019, we hired additional staff within the accounting department and will, as necessary, supplement any further staffing needs with temporary resources. We also continue to evaluate and improve our internal controls, processes and procedures in the financial statement closing process. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

We substantially completed the implementation of our new Enterprise Resource Planning (“ERP”) system during the quarter ended September 30, 2019. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementation of the new ERP system, there was no change in our internal control over financial reporting that occurred during the period ended September 30, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Furthermore, while planned interim analyses in clinical trials can enable early terminations for futility or for overwhelming efficacy, the timing, which can be based on accrual of events, enrollment or other factors, and the results of such analyses, is unpredictable. For example, in GALACTIC-HF, a Phase 3 clinical trial of omecamtiv mecarbil, a second interim analysis for superiority and futility is planned to be conducted in the first quarter of 2020, but the exact timing and outcome of such interim analysis are uncertain. GALACTIC-HF is being conducted under an SPA agreement with FDA. However, even where the FDA agrees to the design, execution and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is subject to the SPA agreement. There is no guarantee that either the trial will be successful, or even if successful, that FDA would approve any resulting NDA.

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

If the results of one or more clinical trials with reldesemtiv, including the Phase 2 clinical trials of reldesemtiv in patients with ALS and SMA, do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of reldesemtiv or certain of the potential clinical trials for reldesemtiv, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of reldesemtiv. Cytokinetics and Astellas have agreed in principle to revise the terms of the collaboration to provide that Cytokinetics will obtain exclusive control over the development and commercialization of FSTAs, including reldesemtiv and CK-601, which would lead to a reduction in the level of funding from Astellas and an associated increase in the share of commercial returns for Cytokinetics. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the strategic alliance’s research term, which is currently set to expire on December 31, 2019 although we have an agreement in principle with Astellas to extend the research term through December 31, 2020. Disputes may arise between us and Astellas, which may delay or cause the termination of any clinical trials of reldesemtiv, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of reldesemtiv does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to reldesemtiv. If Astellas abandons development of reldesemtiv prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of reldesemtiv or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of reldesemtiv ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Astellas has primary responsibility for the manufacturing for the ongoing development of reldesemtiv worldwide. If any partner were to terminate the development of any existing drug candidate, we would need to rely on contract manufacturers for future supply. For example, Cytokinetics and Astellas have agreed in principle to revise the terms of our collaboration to provide that Cytokinetics will obtain exclusive control over the development and commercialization of FSTAs, including reldesemtiv. If we were to assume such control, we would need to effect a transfer of the manufacturing to one or more contract manufacturers and would thereafter be solely responsible for manufacturing other than certain in-kind support and other manufacturing by Astellas. We expect to enter into definitive agreements with Astellas on these terms, but until we do so, the Astellas Agreement remains in effect in accordance with its current terms, the agreement in principle remains non-binding, and there can be no assurance we will enter into definitive agreements with Astellas regarding any revised terms. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

Moreover, in the event any of our competitors were to develop their own drug candidates that have a similar mechanism of action to any of our drug candidates and compounds, any efficacy or safety concerns identified during the development of such similar drug candidates may have an adverse impact on the development of our own drug candidates.  For example, if a competitors’ drug candidate having a similar mechanism of action as any of our own drug candidates is shown in clinical trials to give rise to serious safety concerns or have poor efficacy when administered to the target patient population, the FDA or other regulatory bodies may subject our drug candidates to increased scrutiny, leading to additional delays in development and potentially decreasing the chance of ultimate approval of our own drug candidates.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if reldesemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it will then compete with RADICAVAtm (edaravone), the first FDA approved drug for the treatment of ALS since riluzole in 1995, and may then compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, Orphazyme, NeuralStem, MediciNova, Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.), AB Sciences, Orion, Pharmaceuticals, Mitsubishi Tanabe Pharma Corporation, Treeway, Genentech, Inc., and BrainStorm Cell Therapeutics. Also, if reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of SMA, it will then compete with SPINRAZA® (nusinersen) and Zolgensma® (onasemnogene abeparvovec-xioi) and may then compete with other potential new therapies being developed by companies including, but not limited to, Roche (in collaboration with PTC Therapeutics). If reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of non-neuromuscular indications associated with muscle weakness, it may then compete with other potential new therapies being developed by companies including, but not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Stealth Biotherapeutics, and Novartis (in collaboration with MorphoSys AG).

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

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs, CMOs, supply chain partners, collaboration partners and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our operations could be compromised and the further development of our product candidates could be delayed.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. As use of information technology systems has increased, deliberate attacks and attempts to gain unauthorized access to computer systems and networks have increased in frequency and sophistication. Our information technology, systems and networks are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We are also potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. We have in the past and may in the future be subject to security breaches. For example, in February 2018, we discovered that our e-mail server suffered unauthorized intrusions in which proprietary business information was accessed. Although we do not believe that we have experienced any material losses related to security breaches, including in two recent email “phishing” incidents, there can be no assurance that we will not suffer such losses in the future. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Any such breaches of security and inappropriate access could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the FASB and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems.

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

The use of our drug candidates in clinical trials may result in adverse events. We cannot predict all the possible harms or adverse events that may result from our clinical trials. We currently maintain limited product liability insurance. We may not have sufficient resources to pay for any liabilities resulting from a personal injury or other claim excluded from, or beyond the limit of, our insurance coverage. Our insurance does not cover third parties’ negligence or malpractice, and our clinical investigators and sites may have inadequate insurance or none at all. In addition, in order to conduct clinical trials or otherwise carry out our business, we may have to contractually assume liabilities for which we may not be insured. If we are unable to look to our own insurance or a third party’s insurance to pay claims against us, we may have to pay any arising costs and damages ourselves, which may be substantial.

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

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant Issuable to Oxford Finance LLC	10-Q	000-50633	August 9, 2019	4.2

4.3	Form of Warrant Issuable to Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.3

5.1	Opinion of Cooley LLP	10-Q	000-50633	August 9, 2019	5.1

10.1	Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	10.1

10.51	Seventh Amendment to Lease, dated July 11, 2019, by and between the Company and Britannia Pointe Grand Limited Partnership					X

10.52	Lease, dated July 24, 2019, by and between the Company and KR Oyster Point 1, LLC					X

23.1	Consent of Cooley LLP (included in Exhibit 5.1)	10-Q	000-50633	August 9, 2019	23.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Dated: November 1, 2019	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching Jaw
Ching Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert Wong
Robert Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)