Form 10-K
period 2019-12-31
CYTOKINETICS INC
filed 2020-03-04
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $653.1 million (based on a closing price of $11.25 per share as reported by the Nasdaq Global Select Market on June 28, 2019). For purposes of this calculation, shares of common stock beneficially owned by the Registrant’s directors, officers and certain stockholders as of June 28, 2019 have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant has no non-voting common equity.

As of March 2, 2020, the number of shares outstanding of the Registrant’s common stock, par value $0.001 per share, was 59,450,437 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

YEAR ENDED DECEMBER 31, 2019

PART I

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2020;
•	the sufficiency of existing resources to fund our operations for at least the next 12 months;
•	our capital requirements and needs for additional financing;
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

•	anticipated interactions with regulatory authorities;
•	the suspended development of tirasemtiv, our first-generation fast skeletal muscle troponin activator, for the potential treatment of amyotrophic lateral sclerosis (“ALS”);
•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;
•	the advancement of omecamtiv mecarbil in Phase 3 clinical development;
•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;
•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;
•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;
•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•	market acceptance of our drugs;
•	changes in third party healthcare coverage and reimbursement policies;
•	our plans or ability to commercialize drugs, with or without a partner, including our intention to develop sales and marketing capabilities;
•	the focus, scope and size of our research and development activities and programs;
•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;
•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;
•	future payments and other obligations under loan, lease agreements and the 2026 Notes;
•	potential competitors and competitive products;
•	retaining key personnel and recruiting additional key personnel; and
•	the potential impact of recent accounting pronouncements on our financial position or results of operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and related compounds, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and related compounds;

•

Astellas’ decisions with respect to the timing, design and conduct of research and development activities for our skeletal muscle activators, including our ability to reach agreement with Astellas regarding the continued development of reldesemtiv and other skeletal muscle activators, as well as Astellas’ decision with respect to its option to enter into a global collaboration for the development and commercialization of tirasemtiv;

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

•	difficulties or delays in achieving market access, reimbursement and favorable drug pricing for our drug candidates and the potential impacts of health care reform;
•	changes in laws and regulations applicable to drug development, commercialization or reimbursement;
•	the uncertainty of protection for our intellectual property, whether in the form of patents, trade secrets or otherwise;
•	potential infringement or misuse by us of the intellectual property rights of third parties;
•	activities and decisions of, and market conditions affecting, current and future strategic partners;
•	accrual information provided by and performance of our contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other vendors;
•	potential ownership changes under Internal Revenue Code Section 382; and
•	the timeliness and accuracy of information filed with the U.S. Securities and Exchange Commission (the “SEC”) by third parties.

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

Our clinical-stage drug candidates are: omecamtiv mecarbil, a novel cardiac myosin activator, AMG 594, a novel cardiac troponin activator, reldesemtiv, a novel fast skeletal muscle troponin activator (“FSTA”) and CK-3773274 (“CK-274”), a novel cardiac myosin inhibitor.

Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle contractility pursuant to the collaboration and option agreement dated December 29, 2006, as amended (the “Amgen Agreement”). Amgen, in collaboration with Cytokinetics, is conducting GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil in heart failure. In collaboration with Amgen, we are conducting METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance.

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

In collaboration with Astellas, we conducted a Phase 2 clinical trial of reldesemtiv in patients with spinal muscular atrophy (“SMA”) and a Phase 2 clinical trial of reldesemtiv in patients with ALS, called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). Astellas, in collaboration with us, conducted a Phase 2 clinical trial of reldesemtiv in patients with chronic obstructive pulmonary disease (“COPD”) and a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility.

CK-274 is a novel, oral, small molecule cardiac myosin inhibitor that we discovered independent of our collaborations. CK-274 arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. CK-274 was designed to reduce the hypercontractility that is associated with hypertrophic cardiomyopathy (“HCM”). In preclinical models, CK-274 reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. CK-274 reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. We completed a Phase 1 study which met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of CK-274, describe the pharmacokinetics of CK-274 and its pharmacodynamic effects as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of CK-274 into a Phase 2 clinical trial in patients with obstructive HCM which started in the first quarter of 2020. REDWOOD-HCM is a multi-center, randomized, placebo-controlled, double-blind, dose-finding clinical trial in patients with symptomatic, obstructive HCM (“oHCM”).

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

•

Advance next-generation cardiac and skeletal muscle-directed compounds into clinical development. We take a purpose-driven approach by leveraging our extensive muscle biology expertise to engineer compounds with specific characteristics aimed at treating diseases that impact muscle function. By increasing muscle strength and performance, our drug candidates may preserve and extend independence and self-reliance in people suffering from debilitating diseases. We have established select strategic alliances to support certain drug development programs while preserving significant development and commercialization rights. We believe that such alliances may allow us to obtain financial support and to capitalize on the therapeutic area expertise and resources of our partners that can potentially accelerate the development and commercialization of our drug candidates. Where we deem appropriate, we plan to retain certain rights to participate in the development and commercialization of drug candidates arising from our programs and alliances, so that we can expand and capitalize on our own internal development capabilities and build our commercialization capabilities.

•

Conduct clinical development of novel, first-in-class and/or best-in-class muscle activators/inhibitors for the potential treatment of heart failure, HCM, ALS, SMA and other diseases impacting muscle function. Our portfolio consists of drug candidates that are in clinical development in principally four therapeutic areas, namely heart failure, HCM, ALS and SMA, which may also inform their further development in other diseases characterized by either limited or excessive muscle function. We believe that by focusing on these disease areas that are associated with well-organized physician-investigator groups, significant unmet clinical needs, and strong patient and disease advocacy, we may enhance our effectiveness in enrolling and conducting clinical trials to answer important questions about the dosing, tolerability, pharmacokinetics and pharmacodynamics as well as the potential safety and efficacy of our drug candidates. We believe that our development programs can improve our ability to realize value from our and our partners’ clinical development activities. As we advance our drug candidates into later-stage clinical development, we extensively evaluate previous clinical trial designs and results to assess key learnings that may be applied to our late-stage clinical development activities. We believe this may result in more successful later-stage clinical development activities that may increase the likelihood of developing effective therapies that can address the needs of people living with these devastating diseases.

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

Our research and development expenses were $86.1 million for 2019 and $89.1 million for 2018.

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

Amgen Strategic Alliance

Our strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil, for the potential treatment of heart failure is governed by the Amgen

Agreement. Amgen has exclusive, worldwide rights to develop and commercialize omecamtiv mecarbil and related compounds subject to our specified development and commercial participation rights. Amgen has also entered an alliance with Les Laboratoires Servier and Institut de Recherches Internationales Servier (“Servier”) for exclusive commercialization rights for omecamtiv mecarbil in Europe as well as the Commonwealth of Independent States (“CIS”), including Russia; Servier contributes funding for development and provides strategic support to the program.

Under the Amgen Agreement we are eligible for potential additional pre-commercialization and commercialization milestone payments of over $600.0 million in the aggregate on omecamtiv mecarbil and other potential products arising from research under the collaboration, and royalties that escalate based on increasing levels of annual net sales of products commercialized under the agreement.

The Amgen Agreement provided for us to receive increased royalties by co-funding the Phase 3 development program for omecamtiv mecarbil and other drug candidates under the collaboration. We co-invested $40.0 million in the Phase 3 development program of omecamtiv mecarbil in exchange for a total incremental royalty from Amgen of up to 4% on increasing worldwide sales of omecamtiv mecarbil outside Japan and the right to co-promote omecamtiv mecarbil in institutional care settings in North America, with reimbursement by Amgen for certain sales force activities. A joint commercial operating team comprising representatives of Cytokinetics and Amgen will be responsible for the day-to-day management of the commercialization program of omecamtiv mecarbil.

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

In November 2019, Tor Biering-Sørensen, M.D., Herlev & Gentofte Hospital and Associate Professor, University of Copenhagen, presented additional results from COSMIC-HF (Chronic Oral Study of Myosin Activation to Increase Contractility in Heart Failure) at the American Heart Association's Scientific Sessions in Philadelphia. In patients with heart failure with reduced ejection fraction (“HFrEF”) treated with omecamtiv mecarbil, in addition to previously reported improvements in cardiac contractility measures (including systolic function, or pumping action of the heart), measures of diastolic function were not different from placebo and, for some measures, trended towards improvement.

In February 2020, we, Amgen and Servier announced that the Data Monitoring Committee (“DMC”) for GALACTIC-HF recently completed the second and final planned interim analysis, which included consideration of pre-specified criteria for futility and superiority. The DMC reviewed data from GALACTIC-HF and recommended that GALACTIC-HF continue without changes to its conduct. The second interim analysis was triggered once a pre-specified number of cardiovascular deaths had occurred in GALACTIC-HF as stipulated by the trial’s protocol. A futility analysis allowed the potential for stopping GALACTIC-HF early had the interim analysis shown a low likelihood of the trial demonstrating a clinically meaningful and statistically significant benefit on the primary endpoint in patients receiving omecamtiv mecarbil, plus standard of care, compared to patients receiving placebo plus standard of care. A superiority analysis allowed the potential for stopping the trial early if the primary composite endpoint and the secondary endpoint (time to cardiovascular death) reached statistical significance, adjusting the statistical threshold for interim review. The DMC considers all available evidence in its recommendations regarding trial conduct, and the stopping boundaries provide guidance to the DMC but are not binding rules.

We expect top line results for GALACTIC-HF in the fourth quarter of 2020.

METEORIC-HF: In collaboration with Amgen, we are conducting METEORIC-HF, a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance. Patients are being randomized in a 2:1 fashion to omecamtiv mecarbil, which is started at 25 mg twice daily and titrated to 25, 37.5 or 50 mg twice daily based on the same PK-guided dosing regimen as is used in GALACTIC-HF, or to placebo. METEORIC-HF is planned to enroll approximately 270 symptomatic chronic heart failure patients in nine countries. The primary endpoint of METEORIC-HF is change in peak oxygen uptake on Cardio-Pulmonary Exercise Testing (“CPET”) from baseline to Week 20. Secondary endpoints include change in total workload during CPET from baseline to Week 20, change in ventilatory efficiency during CPET from baseline to Week 20 and change in the average daily activity units measured over 2 weeks from baseline to Week 18-20.

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

CK-274: Clinical Development

We conducted a Phase 1 double-blind, randomized, placebo-controlled, multi-part, single and multiple ascending dose clinical trial of CK-274 to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-274 in healthy subjects. In September 2019 we presented data from the Phase 1 study of CK-274 at the HFSA 23rd Annual Scientific Meeting in Philadelphia. The study met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of CK-274, describe the pharmacokinetics (“PK”) of CK-274 and its pharmacodynamic effects (“PD”) as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of CK-274 into a Phase 2 clinical trial in patients with obstructive HCM. In the fourth quarter, we prepared for the start of REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM), the Phase 2 clinical trial designed to determine the safety and tolerability of CK-274 in patients with obstructive HCM. REDWOOD-HCM started in in the first quarter of 2020 and will continue to be conducted through 2020.

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

Astellas currently has general discretion to elect whether to pursue or abandon the development of reldesemtiv and other collaboration products, in whole or in part. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months’ prior notice at any time following expiration of the strategic alliance’s research term on December 31, 2019.

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

Reldesemtiv

Reldesemtiv selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Reldesemtiv has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. The FDA granted reldesemtiv orphan drug designation for the potential treatment of SMA in 2017 and for the potential treatment of ALS in 2019. The European Medicines Agency (“EMA”) granted orphan medicinal product designation to reldesemtiv for the potential treatment of SMA in July 2019 and for the potential treatment of ALS in March 2020.

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

In October 2019, post-hoc analyses from FORTITUDE-ALS were presented at the 2019 Northeast Amyotrophic Lateral Sclerosis (NEALS) Meeting in Clearwater Beach, FL. The analyses demonstrated that, in the combined middle and faster progressing tertiles of patients, the decline in the ALSFRS-R total score from baseline to week 12 in patients who received any dose of reldesemtiv was significantly smaller than the decline on placebo, while no significant difference between reldesemtiv and placebo was observed in slower progressing patients.

In December 2019, we presented subgroup analyses of FORTITUDE-ALS, the Phase 2 clinical trial of reldesemtiv in patients with ALS at the 30th International Symposium on ALS/MND in Perth, Australia, showing that the effect of reldesemtiv on patients with ALS was similar whether or not patients were also receiving edaravone and/or riluzole.

In the fourth quarter of 2019, we convened regulatory interactions and conducted feasibility and other planning activities in preparation for the potential advancement of reldesemtiv to a Phase 3 trial in patients in ALS.

CK-601

In October 2018, we announced the advancement of CK-601, a next-generation FSTA, into IND-enabling studies, which triggered a $2.0 million milestone payment from Astellas to us. CK-601 was designed in a joint research program conducted by the companies’ scientists to have different pharmacokinetics and physicochemical properties than reldesemtiv which may inform its development for the treatment of diseases and conditions associated with both neuromuscular and non-neuromuscular etiology and pathogenesis. We expect to continue IND-enabling studies for CK-601 in 2020.

Ongoing Research in Skeletal Muscle Activators

Our research program with Astellas was extended through 2019 and we and Astellas have agreed in principle to extend the research program through 2020. Currently our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with FSTAs to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also are conducting preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere, which we have agreed in principle to be the focus for our continued joint research program with Astellas in 2020.

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

Intellectual Property

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2019, we owned, co-owned or licensed 91 issued U.S. patents, over 460 issued patents in various foreign jurisdictions, and over 230 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

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

Health care providers in the United States, including research institutions from which we or our partners obtain patient information, are subject to privacy rules under the Health Insurance Portability and Accountability Act of 1996 and state and local privacy laws. In the European Union (the “E.U.”), these entities are subject to the Directive 95/46-EC of the European Parliament on the protection of individuals with regard to the processing of personal data and individual E.U. member states implementing additional legislation. The General Data Protection Regulation (E.U.) 2016/679 is a regulation in E.U. law on data protection and privacy for all individuals within the E.U. and the European Economic Area. Other countries have similar privacy legislation. We could face substantial penalties if we knowingly receive individually identifiable health information from a health care provider that has not satisfied the applicable privacy laws. In addition, certain privacy laws and genetic testing laws may apply directly to our operations and/or those of our partners and may impose restrictions on the use and dissemination of individuals’ health information and use of biological samples.

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

Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our partners do. Once issued, the FDA or foreign equivalent may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA or its foreign counterparts may require further testing, including Phase 4 clinical trials, and surveillance or restrictive distribution programs to monitor the effect of approved drugs which have been commercialized. The FDA and its foreign counterparts have the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain prior FDA approval of a new NDA or NDA supplement, or the foreign equivalent, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

Other Healthcare Laws. We are currently or will in the future be subject to healthcare regulation and enforcement by the federal government and the states in which we will conduct our business once our product candidates are approved by the FDA and commercialized in the United States. In addition to the FDA’s restrictions on marketing of pharmaceutical products, the U.S. healthcare laws and regulations that may affect our ability to operate include: the federal fraud and abuse laws, including the federal anti-kickback and false claims laws; federal data privacy and security laws; and federal transparency laws related to payments and/or other transfers of value made to physicians and other healthcare professionals and teaching hospitals. Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payer. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. Moreover, several states have enacted legislation requiring pharmaceutical manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales and marketing activities, report information related to drug pricing, require the registration of sales representatives, and prohibit certain other sales and marketing practices. If our operations are found to be in violation of these laws, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Additionally, in the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. These reform initiatives may, among other things, result in modifications to the aforementioned laws and/or the implementation of new laws affecting the healthcare industry. Similarly, a significant trend in the healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Our ability to commercialize any of our products successfully will depend in part on the extent to which coverage and adequate reimbursement for these products and will be available from third-party payors. Even if we obtain coverage for a given drug product, the associated reimbursement rate may not be adequate to cover our costs, including research, development, intellectual property, manufacture, sale and distribution expenses, or may require co‑payments that patients find unacceptably high. Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third‑party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time‑consuming and costly.

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

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Corlanor® (ivabradine), and Entresto®. Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis AG, Merck & Co. Inc., Bayer AG, AstraZeneca PLC and MyoKardia, Inc. Omecamtiv mecarbil may also compete with currently approved products, such as in the SGLT2 class, that may expand their labels to include treatment of patients with heart failure, including Farxiga® (dapagliflozin), Invokana® (canagliflozin), and Jardiance® (empagliflozin). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

If reldesemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it will then compete with RADICAVAtm (edaravone), the first FDA approved drug for the treatment of ALS since riluzole in 1996, and may then compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to,

Alexion Pharmaceuticals, Inc., Orphazyme, NeuralSteam, MediciNova, Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.), AB Sciences, Orion Pharmaceuticals, Mitsubishi Tanabe Pharma Corporation, Treeway, Genentech, Inc., and BrainStorm Cell Therapeutics Also, if reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of SMA, it will then compete with SPINRAZA® (nusinersen) and Zolgensma® (onasemnogene abeparvovec-xioi) and may then compete with other potential new therapies being developed by companies including, but not limited to, F. Hoffmann-La Roche Ltd. (in collaboration with PTC Therapeutics Inc.). If reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of non-neuromuscular indications associated with muscle weakness, it may then compete with other potential new therapies being developed by companies including, but not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Stealth Biotherapeutics, and Novartis (in collaboration with MorphoSys AG).

Employees

As of December 31, 2019, we had 156 full-time employees.

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

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will not be able to assert that our internal controls are effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2019, we have remediated the material weakness related to our internal controls over financial reporting that were determined to be ineffective as of December 31, 2018. As of December 31, 2018, we identified a material weakness related to the ineffective review and verification of internally prepared reports and analyses utilized in our financial statement closing process. The material weakness related to employee turnover resulting in a temporary lack of resources in financial reporting roles with the appropriate skills to perform effective review during our financial statement close process. This material weakness did not result in the restatement of prior quarterly or annually filed financial statements.  During 2019, management conducted a remediation plan to address its material weakness, which included increasing the quality and level of resources with the accounting department and other enhancements and design improvements to our processes to improve the level of review of financial information.

Even though we remediated this material weakness as of December 31, 2019, we cannot be certain that other material weaknesses and control deficiencies will not be discovered in the future. If our efforts are not successful or other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we would receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the value of our common stock could decline. To the extent we identify future weaknesses or deficiencies, there could be material misstatements in our consolidated financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the value of our common stock. If we are unable to assert that our internal control over financial reporting is effective in the future, or if our independent registered public accounting firm is unable to express an opinion or expresses an adverse opinion on the effectiveness of our internal controls in the future, investor confidence in the accuracy and completeness of our financial reports could be further eroded, which would have a material adverse effect on the price of our common stock.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes and our Term Loan.

As of December 31, 2019, we had $183 million aggregate principal amount of indebtedness, comprised of $45 million under our Term Loan, on a senior secured basis, and $138 million under the 2026 Notes (as defined in Note 7 – Debt of the Consolidated Financial Statements). We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•	limiting our flexibility to plan for, or react to, changes in our business;
•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the notes; and
•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2026 Notes, and our cash needs may increase in the future. In addition, any required repurchase of the 2026 Notes for cash as a result of a fundamental change would lower our current cash on hand such that we would not have those funds available for us in our business.  Further any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

Covenants in our Term Loan agreement and the indenture related to the 2026 Notes restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. Our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Term Loan Agreement.

The Term Loan agreement and the indenture related to the 2026 Notes requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Term Loan agreement or the indenture related to the 2026 Notes, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable.

In addition, certain provisions in the 2026 Notes and the Indenture could make a third party attempt to acquire us more difficult or expensive.  For example, if a takeover constitutes a Fundamental Change, then noteholders will have the right to require us to repurchase their notes for cash.  In addition, if a takeover constitutes a make-whole Fundamental Change, then we may be required to temporarily increase the conversion rate.  In either case, and in other cases, our obligations under the notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

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

If the results of one or more clinical trials with reldesemtiv, including the Phase 2 clinical trials of reldesemtiv in patients with ALS and SMA, do not meet Astellas’ expectations at any time, Astellas may elect to terminate further development of reldesemtiv or certain of the potential clinical trials for reldesemtiv, even if the actual number of patients treated at that time is relatively small. In addition, Astellas generally has discretion to elect whether to pursue or abandon the development of reldesemtiv. Cytokinetics and Astellas have agreed in principle to revise the terms of the collaboration to provide that Cytokinetics will obtain exclusive control over the development and commercialization of FSTAs, including reldesemtiv and CK-601, which would lead to a reduction in the level of funding from Astellas and an associated increase in the share of potential commercial returns for Cytokinetics. Astellas may terminate our strategic alliance in whole or in part for any reason upon six months prior notice at any time following expiration of the strategic alliance’s research term on December 31, 2019 although we have an agreement in principle with Astellas to extend the research term through December 31, 2020. Disputes may arise between us and Astellas, which may delay or cause the termination of any clinical trials of reldesemtiv, result in significant litigation or cause Astellas to act in a manner that is not in our best interest. If development of reldesemtiv does not progress for these or any other reasons, we would not receive further milestone payments or royalties on product sales from Astellas with respect to reldesemtiv. If Astellas abandons development of reldesemtiv prior to regulatory approval or if it elects not to proceed with commercialization of the resulting drug following regulatory approval, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of reldesemtiv or commercialization of the resulting drug ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of reldesemtiv ourselves, we would have to curtail or abandon that development or commercialization, which could harm our business.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if reldesemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it will then compete with RADICAVAtm (edaravone), the first FDA approved drug for the treatment of ALS since riluzole in 1995, and may then compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, Alexion Pharmaceuticals, Inc., Orphazyme, NeuralStem, MediciNova, Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.), AB Sciences, Orion, Pharmaceuticals, Mitsubishi Tanabe Pharma Corporation, Treeway, Genentech, Inc., and BrainStorm Cell Therapeutics. Also, if reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of SMA, it will then compete with SPINRAZA® (nusinersen) and Zolgensma® (onasemnogene abeparvovec-xioi) and may then compete with other potential new therapies being developed by companies including, but not limited to, F. Hoffman-La Roche Ltd. (in collaboration with PTC Therapeutics Inc.). If reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of non-neuromuscular indications associated with muscle weakness, it may then compete with other potential new therapies being developed by companies including, but not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Stealth Biotherapeutics, and Novartis (in collaboration with MorphoSys AG).

If omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such asCorlanor® (ivabradine), and Entresto® (sacubitril/valsartan). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis AG, Merck & Co. Inc., Bayer AG, AstraZeneca PLC and MyoKardia Inc. Omecamtiv mecarbil may also compete with currently approved products, such as in the SGLT2 class, that may expand their labels to include treatment of patients with heart failure, including Forxiga® (dapagliflozin), Invokana® (canagliflozin), and Jardiance® (empagliflozin). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

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

We have been granted orphan designation by the FDA and EMA for reldesemtiv for the potential treatment of SMA and ALS; however, there can be no guarantee that we will receive orphan approval for reldesemtiv, nor that we will be able to prevent third parties from developing and commercializing products that are competitive to reldesemtiv.

We have been granted orphan drug designation in the U.S. by the FDA for reldesemtiv for the potential treatment of SMA and the potential treatment of ALS. In the U.S., upon approval from the FDA of an NDA, products granted orphan drug designation are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA will generally not approve applications for other product candidates that contain the same active ingredient for the same orphan indication. Even if we are the first to obtain approval of an orphan product and are granted such exclusivity in the U.S., there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

EMA has granted orphan medicinal product designation to reldesemtiv for the potential treatment of SMA and the potential treatment of ALS. Orphan medicinal product status in the E.U. can provide up to 10 years of marketing exclusivity, meaning that another application for marketing authorization of a later similar medicinal product for the same therapeutic indication will generally not be approved in the E.U. Although we may have drug candidates that may obtain orphan drug exclusivity in Europe, the orphan approval and associated exclusivity period may be modified for several reasons, including a significant change to the orphan medicinal product designations or approval criteria after-market authorization of the orphan product (e.g., product profitability exceeds the criteria for orphan drug designation), problems with the production or supply of the orphan drug or a competitor drug, although similar, is safer, more effective or otherwise clinically superior than the initial orphan drug.

We are not guaranteed to maintain orphan status for reldesemtiv or to receive orphan status for reldesemtiv for any other indication or for any of our other drug candidates for any indication. If our drug candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the E.U., our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. and the E.U. for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the U.S. or the E.U. for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our drug candidates for which we plan to file for orphan designation and status. If that were to happen, our orphan drug applications for our drug candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the E.U., as applicable. Further, application of the orphan drug regulations in the U.S. and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ products.

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

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. As use of information technology systems has increased, deliberate attacks and attempts to gain unauthorized access to computer systems and networks have increased in frequency and sophistication. Our information technology, systems and networks are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We are also potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. We have in the past and may in the future be subject to security breaches. For example, in February 2018, we discovered that our e-mail server suffered unauthorized intrusions in which proprietary business information was accessed. In addition, in December 2019, one of our employee’s email account suffered an unauthorized intrusion, leading to the submission and inadvertent payment of a fraudulent invoice in the amount of approximately one hundred thousand dollars. Finally, in December 2019, our IT systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. Although we do not believe that we have experienced any material losses related to security breaches, including in three recent email “phishing” incidents or the ransomware attack, there can be no assurance that we will not suffer such losses in the future. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented measures to protect our data security and information technology systems, such measures may not prevent these events. Any such breaches of security and inappropriate access could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

Indebtedness under our Term Loan agreement bears interest at variable interest rates based on LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) in the U.S. has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to the U.S. dollar LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from U.S. dollar LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to U.S. dollar LIBOR. We have certain financial contracts, including the Term Loan agreement, that are indexed to U.S. dollar LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

We may not be able to complete our relocation to our new facility as scheduled prior to expiry of the lease to our existing facility.

On July 24, 2019, we entered into a lease agreement with KR Oyster Point 1, LLC (the “Kilroy”), a subsidiary of Kilroy Realty Corporation, relating to the lease of approximately 234,892 square feet of office and laboratory space at a facility (currently under construction) located in South San Francisco, California (the “New Facility”). Kilroy is expected to deliver possession of the New Facility on September 1, 2021, while the lease (the “Current Lease”) to our existing facility at 280 E Grand Avenue, South San Francisco (the “Old Facility”) expires on June 30, 2021. In the event that the New Facility is not delivered to us in sufficient time to allow us to move our operations to the New Facility as anticipated, we may be required to holdover the Old Facility past expiry of its term, leading to: (i) additional costs (including holdover rent at 150% of our current rent); (ii) liability under our indemnification obligations owed to our current landlord under the Current Lease; and (iii) disruption to our business.

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

The commercial success of our products depends on the availability and sufficiency of third‑party payor coverage and reimbursement.

Patients in the United States and elsewhere generally rely on third‑party payors to reimburse part or all of the costs associated with their prescription drugs. Accordingly, market acceptance of our products is dependent on the extent to which third‑party coverage and reimbursement is available from government health administration authorities (including in connection with government healthcare programs, such as Medicare and Medicaid in the United States), private healthcare insurers and other healthcare funding organizations. Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. Even if we obtain coverage for a given drug product, the associated reimbursement rate may not be adequate to cover our costs, including research, development, intellectual property, manufacture, sale and distribution expenses, or may require co‑payments that patients find unacceptably high.

Coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third‑party payors in the United States. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time‑consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what third-party will decide with respect to coverage and reimbursement for our products.

In addition, we expect that increased emphasis on cost containment measures in the United States by third‑party payors to continue and will place pressure on pharmaceutical pricing and coverage. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our drug products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since its enactment, there have been judicial and Congressional challenges to numerous elements of the ACA, as well as efforts by both the executive and legislative branches of the federal government to repeal or replace certain aspects of the ACA. For example, the President signed Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. The U.S. Congress may consider and adopt other legislation to repeal and replace all or certain elements of the ACA. Any other executive, legislative or judicial action to “repeal and replace” all or part of the ACA may have the effect of limiting the amounts that government agencies will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure, or may lead to significant deregulation, which could make the introduction of competing products and technologies much easier. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system which may adversely affect our business in unpredictable ways.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the United States, the E.U. and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. presidential administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, in May 2018, the U.S. presidential administration laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (“HHS”) has solicited feedback on some of these measures implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.  Although some of these and other measures may require additional authorization to become effective, members of Congress and the U.S. presidential administration have indicated that they will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

•

The federal false claims laws, including the False Claims Act, which can be enforced through whistleblower or qui tam actions, imposes penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The government and qui tam relators have brought False Claims Act actions against pharmaceutical companies on the theory that their practices have caused false claims to be submitted to the government.

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

•

The federal Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the HHS information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians, as defined by such law, and teaching hospitals, and physician ownership and investment interests in such manufacturers. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law.

•

Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures and state and local laws that require the registration of sales representatives.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.U., including personal health data, is subject to the E.U. General Data Protection Regulation (the “GDPR”), which became effective in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the E.U., provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR has increased our responsibility and potential liability in relation to personal data that we process compared to prior E.U. law, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various E.U. Member States. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. We expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the E.U. and other jurisdictions, such as the California Consumer Privacy Act of 2018 that went into effect as of January 1, 2020, and we cannot determine the impact such future laws, regulations and standards will have on our business.

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

The withdrawal of the United Kingdom (the “U.K.”) from the E.U., commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the U.K., result in restrictions or imposition of taxes and duties for importing our product candidates into the U.K. from the E.U., and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the U.K.

Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. will be subject to a transition period until December 31, 2020, or the Transition Period, during which E.U. rules will continue to apply. Negotiations between the U.K. and the E.U. are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from E.U. directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. Following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining E.U-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the U.K., the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay or be required to pay higher taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the U.K. from the E.U. or elsewhere, if any of our product candidates are manufactured in the E.U. or elsewhere, and we may incur expenses in establishing a manufacturing facility in the U.K. in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business.

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

•	announcements concerning our strategic alliance with Amgen or Astellas or future strategic alliances;
•	failure or delays in entering additional drug candidates into clinical trials;
•	failure or discontinuation of any of our research programs;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	failure or delay in establishing new strategic alliances, or the terms of those alliances;
•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new products by us or our competitors;
•	issues in manufacturing, packaging, labeling and distribution of our drug candidates or drugs;
•	market acceptance of our drugs;
•	third-party healthcare coverage and reimbursement policies;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of our drug candidates or drugs;
•	additions or departures of key personnel;
•	substantial sales of our common stock by our existing stockholders, whether or not related to our performance;
•	automated trading activity by algorithmic and high-frequency trading programs;
•	volatility in the stock prices of other companies in our industry or in the stock market generally; and
•	other factors described in this “Risk Factors” section

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

Our common stock is not heavily traded and there may not be an active, liquid trading market for our common stock.

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

Conversion of our outstanding 2026 Notes may result in the dilution of existing stockholders, create downward pressure on the price of our common stock, and restrict our ability to take advantage of future opportunities.

The 2026 Notes may be converted into cash and shares of our common stock (subject to our right or obligation to pay cash in lieu of all or a portion of such shares). If shares of our common stock are issued to the holders of the 2026 Notes upon conversion, there will be dilution to our stockholders’ equity and the market price of our shares may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale or potential sale of shares issuable upon conversion of the 2026 Notes could also encourage short sales by third parties, creating additional selling pressure on our stock. The existence of the 2026 Notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities.

The accounting method for the 2026 Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the 2026 Notes on our balance sheet, accruing interest expense for the notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

We expect that, under applicable accounting principles, the initial liability carrying amount of the 2026 Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We currently reflect the difference between the net proceeds from the sale of the 2026 Notes and the initial carrying amount as a debt discount for accounting purposes, which is amortized into interest expense over the term of the 2026 Notes. As a result of this amortization, the interest expense recognized for the 2026 Notes for accounting purposes is greater than the cash interest payments we will pay on the 2026 Notes, which results in lower reported net income. The lower reported income resulting from this accounting treatment could depress the trading price of our common stock and the 2026 Notes.

In addition, under certain circumstances we may be eligible to use the treasury stock method to reflect the shares underlying the 2026 Notes in our diluted earnings per share. Under this method, if the conversion value of the 2026 Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the 2026 Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the 2026 Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the 2026 Notes does not exceed their principal amount for a reporting period, then the shares underlying the 2026 Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, in July 2019, the Financial Accounting Standards Board published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the 2026 Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2026 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2026 Notes and could materially reduce our reported working capital.

The capped call transactions may affect the value of the 2026 Notes and our common stock.

In connection with the issuance of the 2026 Notes, we entered into certain capped call transactions (the “Capped Call Transactions”) with the capped call counterparty. The Capped Call Transactions are generally expected to reduce the potential dilution as a result of conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing its initial hedge of the Capped Call Transactions, the capped call counterparty or its affiliates purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock. This activity could have increased (or reduced the size of any decrease in) the market price of our common stock or the 2026 Notes at that time.

In addition, the capped call counterparty or its affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions (and are likely to do so on each exercise date of the Capped Call Transactions, which are expected to occur during the 60 trading day period beginning on the 61st scheduled trading day prior to the maturity date of the 2026 Notes, or following any termination of any portion of the Capped Call Transaction in connection with any repurchase, redemption or early conversion of the 2026 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2026 Notes.

We are subject to counterparty risk with respect to the Capped Call Transactions.

The capped call counterparty to the agreement related to the Capped Call Transactions (the “Capped Call Agreements”) is a financial institution, and we will be subject to the risk that the capped call counterparty may default or otherwise fail to perform, or may exercise certain rights to terminate, its obligations under the Capped Call Agreements. Our exposure to the credit risk of the capped call counterparty will not be secured by any collateral. If the capped call counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, under the Capped Call Agreements by the capped call counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the capped call counterparty.

A rating agency may not rate the notes or may assign a rating that is lower than expected.

We do not intend to seek to have the 2026 Notes rated by any rating agency. However, if one or more rating agencies rates the notes and assigns a rating that is lower than the rating that investors expect, or reduces their rating in the future, then the trading price of our common stock and the 2026 Notes could significantly decline.

In addition, market perceptions of our creditworthiness will directly affect the trading price of our common stock and the 2026 Notes. Accordingly, if a ratings agency rates any of our indebtedness in the future or downgrades or withdraws the rating, or puts us on credit watch, then the trading price of our common stock and the 2026 Notes will likely decline.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	eliminate cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

establish the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	prohibit removal of directors without cause;
•

authorize our board of directors to issue preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	authorize our board of directors to alter our bylaws without obtaining stockholder approval;
•

require the approval of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	prohibit stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

require that a special meeting of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

provide for advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.  These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•

we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

•	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•

we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

•

we will not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;

•

the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

•	we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities consist of 81,587 square feet of leased office and laboratory space in South San Francisco, California. Our current lease expires in June 2021. In July 2019, we amended the lease agreement for an additional 9,350 square feet within the same office location (the “Expansion Lease”). The Expansion Lease has an initial term of 39 months and is expected to commence in January 2020.

In July 2019, we entered into a lease agreement for 234,892 square feet of office and laboratory space at a facility in South San Francisco (the “Oyster Point Lease”). The Oyster Point Lease has an initial term of 12 years and is expected to commence in September 2021.

We believe that these facilities are suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Select Market under the symbol “CYTK.” On March 2, 2020, the last reported sale price for our common stock was $14.24 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends. As of March 2, 2020, there were 57 holders of record of our common stock.

Equity Compensation Information

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

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

Our clinical-stage drug candidates are: omecamtiv mecarbil, a novel cardiac myosin activator, reldesemtiv, a novel fast skeletal muscle troponin activator (“FSTA”) and CK-3773274 (“CK-274”), a novel cardiac myosin inhibitor and AMG 594, a novel cardiac troponin activator.

Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle contractility pursuant to the collaboration and option agreement dated December 29, 2006, as amended (the “Amgen Agreement”). Amgen, in collaboration with Cytokinetics, is conducting GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil in heart failure. In collaboration with Amgen, we are conducting METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil

Related to Increased Contractility in Heart Failure), a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance.

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

CK-274 is a novel, oral, small molecule cardiac myosin inhibitor that we discovered independent of our collaborations. CK-274 arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. CK-274 was designed to reduce the hypercontractility that is associated with HCM. In preclinical models, CK-274 reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. CK-274 reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. We completed a Phase 1 study which met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of CK-274, describe the pharmacokinetics of CK-274 and its pharmacodynamic effects as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of CK-274 into a Phase 2 clinical trial in patients with obstructive HCM which started in the first quarter of 2020. REDWOOD-HCM is a multi-center, randomized, placebo-controlled, double-blind, dose-finding, clinical trial in patients with symptomatic, obstructive HCM (“oHCM”).

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

Revenue Recognition

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration for those goods or services. To recognize revenue from a contract with a customer, we:

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

Research and Development Cost Reimbursements: Our Astellas and Amgen arrangements include promises of research and development services. We have determined that these services collectively are distinct from the licenses provided to Astellas and

Amgen and as such, these promises are accounted for as a separate performance obligation recorded over time. We recognize revenue for these services as the performance obligations are satisfied, which we estimate using internal development costs incurred.

Accrued Research and Development Expenditures

A substantial portion of our preclinical studies and all of our clinical trials have been performed by third-party CROs and other vendors and our accruals for expenses for preclinical studies and clinical trials may be significant. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment, milestones achieved and percentage of work completed to date. We monitor patient enrollment levels and related activities to the extent practicable through internal reviews, correspondence and status meetings with CROs, and review of contractual terms. We depend on the timeliness and accuracy of data provided by our CROs and other vendors to accrue expenses. If we receive and rely on incomplete or inaccurate data, accruals and expenses may be too high or too low at a given point in time and corresponding adjustments to accruals and expenses would be made in future periods when the actual expense becomes known.

Liability Related to Sale of Future Royalties

We treat the Liability related to sale of future royalties as a debt financing, to be amortized under the effective interest rate method over the life of the related royalty stream.

The Liability related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent our future estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the Liability related to sale of future royalties and prospectively recognize the related non-cash interest expense.

Results of Operations

Revenues

Our revenues since inception were primarily from our strategic alliances. Under our agreements with Amgen and Astellas, we received payments including upfront license fees, reimbursements of internal costs of certain FTEs and costs to support research and development programs, and milestone payments. We have not generated any revenue from commercial product sales to date.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. We expect that our revenue will continue to fluctuate in future periods.

	Years Ended December 31,
	2019	2018	Increase (Decrease)
	(In millions)
Research and development revenues	$26.9	$26.4	$0.5
License revenues	—	5.1	(5.1)
Total revenues	$26.9	$31.5	$(4.6)

Our revenues in 2019 and 2018 were primarily from our strategic alliances with Astellas and Amgen. Research and development revenues from Astellas were $13.1 million in 2019 for reimbursements and $24.3 million in 2018, including $22.3 million for reimbursements and $2.0 million for milestone payments. Research and development revenues from Amgen were $13.8 million and $1.9 million in 2019 and 2018, respectively, for reimbursements. Research and development revenues from MyoKardia, Inc. were $0.2 million in 2018 for milestone payments.

License revenues from Astellas were $5.1 million in 2018 and were for the development of reldesemtiv.

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

Research and development expenses decreased to $86.1 million in 2019 from $89.1 million in 2018 primarily due to a wind down of clinical development of reldesemtiv, offset in part by increased clinical development of omecamtiv mecarbil and development activities for CK-274. Research and development expenses by program for 2019 and 2018 were:

	Years Ended December 31,
	2019	2018	Increase (Decrease)
	(In millions)
Cardiac muscle contractility	$45.8	$19.0	$26.8
Skeletal muscle contractility	14.6	50.9	(36.3)
All other research programs	25.7	19.2	6.5
Total research and development expenses	$86.1	$89.1	$(3.0)

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

General and administrative expenses increased to $39.6 million in 2019 from $31.3 million in 2018, primarily due to an increase in outside legal counsel and personnel related costs including stock-based compensation.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense in 2019 and 2018 consists primarily of interest expense related to the Loan and Security Agreement, dated as of May 17, 2019, as amended (the “Term Loan”) and dated October 19, 2015 (the “Original Term Loan”), as amended, respectively, by and among the Company, Oxford Finance LLC and Silicon Valley Bank. Interest expense in 2019 also includes interest expense related to the convertible notes governed by an indenture, dated as of November 13, 2019, between the Company and U.S. Bank National Association, as trustee (the “Convertible Notes”).

Interest expense in 2019 consists of $5.2 million for the Term Loan and $1.4 million for the Convertible notes. Interest expense in 2018 of $3.8 million was for the Original Term Loan. Interest expense for the Term Loan increased in 2019 compared to 2018 primarily due to the debt modification and, including higher average loan balances and additional discounts in 2019 compared to 2018.

Non-cash interest expense on Liability related to sale of future royalties

Non-cash interest expense related to Liability related to sale of future royalties in 2019 and 2018 results from accretion of the liability related to sale of future royalties. We anticipate that this non-cash interest expense will increase in the future primarily due to increased accretion over time.

Interest and Other Income, net

Interest and other income, net for 2019 and 2018 consisted primarily of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

At December 31, 2019, our cash, cash equivalents and short-term investments totaled $225.1 million.

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

Net cash used in operating activities was $90.9 million for 2019 and was largely due to our net loss for 2019, offset by non-cash expenses included in net loss.

Net cash used in investing activities was $74.7 million in 2019 and was primarily due to purchases of investments of $277.9 million, offset by sales and maturities of investments of $205.8 million.

Net cash provided by financing activities was $159.8 million in 2019 and was primarily due to proceeds from public offerings of common stock of $36.2 million under the facility discussed below, proceeds from the convertible notes of $133.9 million as discussed below, offset by the purchase of the capped call options related to the convertible notes of $13.4 million as discussed below.

In 2019, we terminated the original Controlled Equity OfferingSM Sales Agreement (the “ATM Facility”) with Cantor Fitzgerald & Co. (“Cantor”) for the sale, in our sole discretion, of shares of our common stock, having an aggregate offering price of up to $75.0 million through Cantor and we entered into a new sales agreement (the “New ATM Facility”) with Cantor, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $85.0 million through Cantor, as our sales agent. The issuance and sale of these shares by us pursuant to the New ATM Facility are deemed “at the market” offerings and are registered under the Securities Act of 1933, as amended. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the New ATM Facility. In 2019, we issued 3,984,849 shares of common stock for net proceeds of $36.2 million under the New ATM Facility. The New ATM Facility expires in January 2020.

On November 13 2019, the Company issued $138.0 million aggregate principal amount of 4.0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are unsecured obligations and bear interest at an annual rate of 4.0% per year, payable semi-annually on May 15 and December 15 of each year, beginning May 15, 2020. The 2026 Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The 2026 Notes will mature on November 15, 2026, unless earlier repurchased or redeemed by the Company or converted at the option of the holders. The Company may redeem the 2026 Notes prior to the maturity date but is not required to and no sinking fund is provided for the 2026 Notes. The 2026 Notes may be converted, under certain circumstances as described below, based on an initial conversion rate of 94.7811 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $10.55 per share). The conversion rate for the 2026 Notes will be subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change. The Company received approximately $133.9 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the 2026 Notes.

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions with one of the underwriters in the offering or its affiliate. The Company used approximately $13.4 million of the net proceeds from the offering of the 2026 Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the terms of the capped call transactions at the time of exercise, is greater than the strike price of the capped call transactions (which initially corresponds to the initial conversion price of the 2026 Notes, and is subject to certain adjustments), with such reduction and/or offset subject to a cap initially equal to approximately $14.07 (which represents a premium of approximately 70% over the last reported sale price of the Company’s common stock on November 7, 2019), subject to certain adjustments. The capped call transactions are separate transactions, entered into by the Company and are not part of the terms of the 2026 Notes.

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

We have incurred an accumulated deficit of $865.0 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cytokinetics, Incorporated (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 4, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Redwood City, California

March 4, 2020

CYTOKINETICS, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$36,433	$42,256
Short-term investments	188,679	156,475
Accounts receivable	5,163	2,231
Contract assets	—	4,554
Prepaid expenses and other current assets	3,477	2,158
Total current assets	233,752	207,674
Long-term investments	42,650	—
Property and equipment, net	4,530	3,204
Operating lease right-of-use assets and other assets	8,882	300
Total assets	$289,814	$211,178
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,160	$3,764
Accrued liabilities	12,123	15,757
Current portion of long-term debt	—	2,607
Short-term lease liability	4,616	—
Other current liabilities	1,124	66
Total current liabilities	26,023	22,194
Term loan, net	45,052	39,806
Convertible notes, net	84,205	—
Liability related to the sale of future royalties, net	143,276	122,473
Long-term lease liability	2,195	771
Total liabilities	300,751	185,244
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 163,000,000 shares
Issued and outstanding: 59,172,124 shares at December 31, 2019 and 54,717,906 shares at December 31, 2018	59	55
Additional paid-in capital	853,341	768,703
Accumulated other comprehensive income	679	500
Accumulated deficit	(865,016)	(743,324)
Total stockholders’ equity (deficit)	(10,937)	25,934
Total liabilities and stockholders’ equity (deficit)	$289,814	$211,178

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018
Revenues:
Research and development revenues	$26,868	$26,368
License revenues	—	5,133
Total revenues	26,868	31,501
Operating expenses:
Research and development	86,125	89,135
General and administrative	39,610	31,282
Total operating expenses	125,735	120,417
Operating loss	(98,867)	(88,916)
Interest expense	(6,623)	(3,797)
Non-cash interest expense on liability related to sale of future royalties	(20,737)	(17,767)
Interest and other income, net	4,535	4,191
Net loss	$(121,692)	$(106,289)
Net loss per share — basic and diluted	$(2.11)	$(1.95)
Weighted-average number of shares used in computing net loss per share — basic and diluted	57,575	54,420
Other comprehensive loss:
Unrealized gains on available-for-sale securities, net	179	157
Comprehensive loss	$(121,513)	$(106,132)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2017	53,960,832	$54	$755,526	$343	$(646,081)	$109,842
Exercise of stock options	422,819	1	3,172	—	—	3,173
Issuance under Employee Stock Purchase Plan	144,822	—	928	—	—	928
Vesting of restricted stock units, net of taxes withheld	189,433	—	(866)	—	—	(866)
Issuance of warrants	—	—	182	—	—	182
Stock-based compensation	—	—	9,761	—	—	9,761
ASC 606 Adoption	—	—	—	—	9,046	9,046
Other comprehensive loss	—	—	—	157	—	157
Net loss	—	—	—	—	(106,289)	(106,289)
Balance, December 31, 2018	54,717,906	55	768,703	500	(743,324)	25,934
Exercise of stock options	131,909	—	1,017	—	—	1,017
Issuance of common stock under at-the-market offering, net of issuance costs	3,984,849	4	36,210	—	—	36,214
Issuance under Employee Stock Purchase Plan	172,113	—	1,108	—	—	1,108
Vesting of restricted stock units, net of taxes withheld	165,347	—	(732)	—	—	(732)
Issuance of warrants	—	—	185	—	—	185
Equity component of convertible notes	—	—	49,477	—	—	49,477
Capped call options associated with convertible notes	—	—	(13,386)	—	—	(13,386)
Stock-based compensation	—	—	10,759	—	—	10,759
Other comprehensive loss	—	—	—	179	—	179
Net loss	—	—	—	—	(121,692)	(121,692)
Balance, December 31, 2019	59,172,124	$59	$853,341	$679	$(865,016)	$(10,937)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(121,692)	$(106,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	20,737	17,767
Non-cash stock-based compensation expense	10,759	9,761
Depreciation and amortization of property and equipment	1,293	1,239
Interest receivable and amortization on investments	(2,587)	(1,677)
Non-cash interest expense related to debt	919	920
Changes in operating assets and liabilities:
Accounts receivable	(2,932)	(1,119)
Contract assets	4,554	5,154
Prepaid and other assets	(3,862)	1,817
Operating lease right-of-use assets	3,552	—
Accounts payable	4,396	(1,490)
Accrued and other liabilities	(2,168)	(2,063)
Contract liabilities	—	(18,750)
Operating lease liabilities	(3,876)	—
Deferred revenue	—	(6,485)
Net cash used in operating activities	(90,907)	(101,215)
Cash flows from investing activities:
Purchases of investments	(277,883)	(240,224)
Sales and maturities of investments	205,795	246,232
Purchases of property and equipment	(2,619)	(889)
Sales of property and equipment	—	14
Net cash provided by (used in) investing activities	(74,707)	5,133
Cash flows from financing activities:
Issuance of common stock under at the market offering, net of issuance costs	36,214	—
Proceeds from stock-based award activities, net	1,393	3,234
Net proceeds from long-term debt, net of debt discount and issuance costs	1,710	9,898
Net proceeds from convertible notes, net of debt discount and issuance costs	133,860	—
Purchase of capped call options associated with convertible notes	(13,386)	—
Net cash provided by financing activities	159,791	13,132
Net decrease in cash and cash equivalents	(5,823)	(82,950)
Cash and cash equivalents, beginning of period	42,256	125,206
Cash and cash equivalents, end of period	$36,433	$42,256

Supplemental cash flow disclosures:
Cash paid for interest	4,059	2,877
Right-of-use assets recognized in exchange for lease obligations	10,687	—
Issuance of warrants in connection with long-term debt	185	182

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $865.0 million since inception and there can be no assurance that we will attain profitability. We had a net loss of $121.7 million and net cash used in operations of $90.9 million for the year ended December 31, 2019. Cash, cash equivalents and investments increased to $267.8 million at December 31, 2019 from $198.7 million at December 31, 2018. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics Incorporated and its wholly-owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform the prior period presentation to the current year.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to concentrations of risk consist principally of cash and cash equivalents, investments, and accounts receivable.

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

Investments

Available-for-sale investments.  Our investments consist of U.S. Treasury securities, agency bonds, commercial paper, corporate debt and money market funds. We designate all investments as available-for-sale and report them at fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive loss. The cost of securities sold is based on the specific-identification method. Investments with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest and other income, net. Recognized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in Interest and other income, net. Interest and dividends on securities classified as available-for-sale are included in Interest and other income, net.

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

Leases

We adopted Accounting Standards Update No. 2016-02, Leases (“Topic 842”) on January 1, 2019 using the modified retrospective approach. In adopting Topic 842, we recognized a right-of-use asset and a short-term and long-term lease liability on our consolidated balance sheets for our existing facilities lease that expires in 2021 (the “Lease”). The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. In determining the present value of lease payments, we estimated our incremental borrowing rate based on information available when we adopted Topic 842. We base the lease liability on the present value of remaining lease payments over the remaining term of the Lease, using an estimated rate of interest that we would

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay to borrow equivalent funds on a collateralized basis at the lease commencement date. We evaluated our other contracts and determined that, except for the Lease, none of our contracts contained a lease as defined in Topic 842.

We elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed us to carry forward the historical lease classification of those leases in place as of January 1, 2019. We also elected to exclude from our consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for our long-term facilities lease.

The impact on the consolidated balance sheets as of January 1, 2019 was as follows (in thousands):

Balance sheet account description	ASC 840 January 1, 2019	ASC 842 January 1, 2019	Impact of adoption
Deferred rent classified as accrued liabilities	$(323)	$—	$323
Deferred rent classified as other long-term liabilities	(773)	—	773
Short-term lease liability	—	(4,460)	(4,460)
Long-term lease liability	—	(6,227)	(6,227)
Operating lease right-of-use assets and other assets	—	9,591	9,591

We recognize rent expense for operating leases on a straight-line basis over the lease term in operating expenses on the consolidated statements of operations.

Prior period amounts continue to be reported in accordance with our historic accounting under previous lease guidance, ASC 840, Leases (“Topic 840”).

Revenue Recognition

On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. On January 1, 2018, we recognized a contract asset of $16.7 million and increased our contract liability by $7.7 million and reduced our accumulated deficit by $9.0 million for the effect of adopting Topic 606.

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration for those goods or services. To recognize revenue from a contract with a customer, we:

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Cost Reimbursements: Our Astellas and Amgen arrangements include promises of research and development services. We have determined that these services collectively are distinct from the licenses provided to Astellas and Amgen and as such, these promises are accounted for as a separate performance obligation recorded over time. We recognize revenue for these services as the performance obligations are satisfied, which we estimate using internal development costs incurred.

Accrued Research and Development Expenditures

A substantial portion of our preclinical studies and all of our clinical trials have been performed by third-party contract research organizations (“CROs”) and other vendors and our accruals for expenses for preclinical studies and clinical trials may be significant. For preclinical studies, the significant factors used in estimating accruals include the percentage of work completed to date and contract milestones achieved. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, duration of enrollment, milestones achieved and percentage of work completed to date. We monitor patient enrollment levels and related activities to the extent practicable through internal reviews, correspondence and status meetings with CROs, and review of contractual terms. We depend on the timeliness and accuracy of data provided by our CROs and other vendors to accrue expenses. If we receive and rely on incomplete or inaccurate data, accruals and expenses may be too high or too low at a given point in time and corresponding adjustments to accruals and expenses would be made in future periods when the actual expense becomes known.

Liability Related to Sale of Future Royalties

We treat the Liability related to sale of future royalties as a debt financing, to be amortized under the effective interest rate method over the life of the related royalty stream.

The Liability related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent our future estimates of future royalty payments are greater or

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the Liability related to sale of future royalties and prospectively recognize the related non-cash interest expense.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of Topic 740, Income Taxes, to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019-12 in 2019 and it did not have a material impact on the Consolidated Financial Statements.

The only aspect of ASU 2019-12 that had a material impact on our consolidated financial statements was the removal of the exception related to intraperiod tax allocation. Starting in 2019, we followed the general intraperiod allocation of tax expense. We have a loss from continuing operations and subsequent to the adoption of ASU 2019-12, we determined the amount attributable to continuing operations without regard to the tax effect of other items. The ASU 2019-12 amendment related to intraperiod tax allocation was applied prospectively.

Had the Company not adopted ASU 2019-12, a $12 million deferred tax benefit would have been recognized along with corresponding decreases to net loss and accumulated deficit. The Company had no intraperiod tax allocation items in prior years.

Due to our net loss position, the income tax benefit generated without the adoption of ASU 2019-12 was a non-cash benefit. The adoption of ASU 2019-12 did not impact our cash flows.

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

Stock-based compensation expense related to stock options granted to employees and directors is recognized based on the grant date estimated fair values using the Black Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period.

Stock-based compensation expense related to restricted stock units granted to employees is recognized based on the grant-date fair value of each award and recorded as expense over the vesting period using the ratable method.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense related to the ESPP is recognized based on the fair value of each award estimated on the first day of the offering period using the Black Scholes option pricing model and recorded as expense over the service period using the straight-line method.

Amortization of Debt Discount and Issuance Costs

Debt discount and issuance costs, consisting of legal and other fees directly related to the debt as well as the discount created by the bifurcation of the equity component and the debt component of the 2026 Notes, are offset against gross proceeds from the issuance of debt and are amortized to interest expense over the estimated life of the debt based on the effective interest method.

Recent Accounting Standards

In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which makes targeted improvements to clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We plan to adopt ASU 2018-18 on January 1, 2020 and do not expect the adoption to have a material impact on the Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, ‘Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019. We plan to adopt ASU 2016-13 on January 1, 2020 and do not expect the adoption to have a material impact on the Consolidated Financial Statements.

Note 2 — Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock, warrants, convertible preferred stock and shares issuable under our Employee Stock Purchase Plan (“ESPP”), during the period using the treasury stock method and convertible notes using the if-converted method.

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Years Ended December 31,
	2019	2018
Options to purchase common stock	7,759	5,476
Warrants to purchase common stock	165	116
Restricted stock units	839	547
Shares issuable related to the ESPP	27	107
Shares issuable upon conversion of convertible notes	16,675	—
Total shares	25,465	6,246

Note 3 — Research and Development Arrangements

Our contract assets changed during the period, as follows (in thousands):

	December 31,
	2019	2018
Contract asset from the 2016 Astellas Amendment
Balance at beginning of period	$4,554	$9,708
Services performed	—	11,713
Cash received for services	(4,554)	(16,867)
Balance at end of period	$—	$4,554

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amgen Inc. (“Amgen”)

We and Amgen continue activities related to novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure under the collaboration and option agreement between the Company and Amgen dated December 29, 2006, as amended (the “Amgen Agreement”).

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

We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement. Research and development revenue from Amgen of $13.8 million in 2019 and $1.9 million in 2018 consists of reimbursement of costs we incurred related to METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a Phase 3 clinical trial intended to evaluate the potential of omecamtiv mecarbil to increase exercise performance.

We had accounts receivable of $3.3 million from Amgen as of December 31, 2019 and $1.9 million as of December 31, 2018.

Astellas Pharma Inc. (“Astellas”)

We and Astellas are parties to the Amended and Restated License and Collaboration Agreement, dated December 22, 2014, as amended (the “Astellas Agreement”) focused on the research, development, and commercialization of skeletal muscle activators.

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

In 2016, we and Astellas amended the Astellas Agreement (the “2016 Astellas Amendment”) to expand the collaboration to include the development of reldesemtiv for the potential treatment of amyotrophic lateral sclerosis (“ALS”), as well as the possible development in ALS of other FSTAs previously licensed by us to Astellas, and Astellas paid us a $35.0 million non-refundable upfront amendment fee and an accelerated $15.0 million milestone payment for the initiation of the first Phase 2 clinical trial of reldesemtiv in ALS that was otherwise provided for in the Astellas Agreement, as if such milestone had been achieved upon the execution of the 2016 Astellas Amendment, and committed research and development consideration of $44.2 million, for total consideration of $94.2 million. We allocated the consideration to the license and to the research and development services, and recognized license revenue and research and development revenue using the input method.

Our contract asset from the 2016 Astellas Amendment was $4.6 million as of December 31, 2018. We have completed all of our performance obligations for the 2016 Astellas Amendment as of December 31, 2019 and as a result our contract asset balance is zero as of December 31, 2019.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due, and accordingly, are constrained and not included in the transaction price.

In the fourth quarter of 2019, Cytokinetics and Astellas agreed in principle to revise the terms of the collaboration to provide that Cytokinetics will obtain exclusive control over the development and commercialization of FSTAs, including reldesemtiv and CK-3762601. We expect to enter into definitive agreements with Astellas regarding the above agreement in principle but until we do so, the Astellas Agreement remains in effect in accordance with its current terms, the agreement in principle remains non-binding, and there can be no assurance we will enter into definitive agreements with Astellas regarding any revised terms.

We have recognized research and development revenue from Astellas for reimbursements of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs.

License revenues and research and development revenues from Astellas for 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2019	2018
License revenues	$—	$5,133
Reimbursements	13,106	22,253
Milestone fees	—	2,000
	$13,106	$29,386

We had accounts receivable from Astellas of $1.9 million as of December 31, 2019 and $0.3 million as of December 31, 2018.

Note 4 — Fair Value Measurements

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Assets

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

	December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$31,535	$—	$—	$31,535
U.S. Treasury securities	Level 1	134,845	72	(1)	134,916
Agency bonds	Level 2	47,024	23	(9)	47,038
Commercial paper	Level 2	10,435	4	—	10,439
Corporate obligations	Level 2	40,426	24	(7)	40,443
		$264,265	$123	$(17)	$264,371

	December 31, 2018
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$34,771	$—	$—	$34,771
U.S. Treasury securities	Level 1	56,999	—	(41)	56,958
Agency bonds	Level 2	61,792	1	(14)	61,779
Commercial paper	Level 2	19,448	—	(13)	19,435
Corporate obligations	Level 2	17,644	2	(8)	17,638
		$190,654	$3	$(76)	$190,581

Interest income was $4.5 million and $4.2 million in 2019 and 2018, respectively. Investments available for sale at December 31, 2019 and 2018 exclude an investment in equity classified as a Level 1 investment in our short-term investments with a fair value of $1.0 million and $0.7 million, respectively, and unrealized gain of $0.3 million and $0.1 million, respectively. At December 31, 2019, there were no investments that had been in a continuous unrealized loss position for 12 months or longer, none of the investments were other-than-temporarily impaired, unrealized losses were not due to changes in credit risk and we believe investments with an unrealized loss would be held until maturity.

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

  Fair value of financial liabilities:

As of December 31, 2019 and 2018, the fair value of our term loan approximated its carrying value of $45.1 million and $42.4 million, respectively, because it is carried at a market observable interest rate, which is a Level 2 input (see Note 7 – “Debt”).

As of December 31, 2019, the estimated fair value of our convertible notes was $170.6 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes (see Note 7 – “Debt”).

As of December 31, 2019 and 2018, the fair value of the Liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, over the life of the arrangement, which are considered Level 3 inputs (see Note 8 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Balance Sheet Components

Our property and equipment consisted of (in thousands):

	December 31,
	2019	2018
Property and equipment, net:
Laboratory equipment	$18,741	$17,916
Computer equipment and software	2,940	2,882
Office equipment, furniture and fixtures	1,823	1,137
Leasehold improvements	5,221	5,130
Total property and equipment	28,725	27,065
Less: Accumulated depreciation and amortization	(24,195)	(23,861)
	$4,530	$3,204

Depreciation expense was $1.3 million for 2019 and $1.2 million for 2018.

Our accrued liabilities were (in thousands):

	December 31,
	2019	2018
Accrued liabilities:
Clinical and preclinical costs	$2,215	$8,618
Compensation related	8,343	6,118
Other accrued expenses	1,565	1,021
	$12,123	$15,757

We sponsor a 401(k) defined contribution plan covering all employees and contributed $0.6 million and $0.5 million to this plan in 2019 and 2018, respectively.

Note 6 — Leases

The Lease for our existing facilities expires in 2021 and includes rental payments on a graduated scale and payment of certain operating expenses. As of December 31, 2019, the remaining lease term is 1.5 years, the discount rate used to determine the operating lease liability was 9%. In July 2019, we amended the lease agreement in connection with our leasing of additional premises within the same office location (the “Expansion Lease”) for 9,530 square feet of an office space. The Expansion Lease has an initial term of 39 months, and is expected to commence in January 2020. The total commitment of undiscounted lease payments for the Expansion Lease was $1.3 million as at December 31, 2019.

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility located in South San Francisco, California (the “Oyster Point Lease”). The lease has an initial term of twelve years, and is expected to commence in September 2021. We have two consecutive five-year options to extend the lease. Subject to rent abatement for the first two months of the lease, we will be required to pay $5.45 per square foot for 159,891 square feet for the first twelve months of the lease term, which will increase at a rate of 3.5% per year. After the first twelve months of the lease, rent will be payable on the entire leased square footage. A refundable security deposit of $5.1 million is also required as part of the lease. We paid fifty percent of the security deposit amount by January 1, 2020 and the remaining fifty percent is due in January 2021. The landlord will provide a tenant improvement allowance of $34.1 million for costs relating to the initial design and construction of the improvements. We will pay certain operating costs of the facility and have certain rights to sublease under the agreement. The total commitment of undiscounted lease payments for this lease was $217.7 million at December 31, 2019.

The Company has not recognized a right-of-use asset or aggregate lease liability as of December 31, 2019 for either the Expansion Lease or the Oyster Point Lease as we did not control the underlying assets at any time in the period ended December 31, 2019.

The undiscounted future non-cancellable lease payments under the lease agreements as of December 31, 2019 is as follows (in thousands):

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years ending December 31:
2020	$5,240
2021	4,616
2022	12,694
2023	16,195
2024	16,648
Thereafter	170,919
Total undiscounted future lease payments	226,312
Less: Undiscounted lease payments related to Expansion Lease	(1,335)
Less: Undiscounted lease payments related to Oyster Point Lease	(217,667)
Less: Present value adjustments	(499)
Total lease liability	$6,811

As of December 31, 2018, future minimum lease payments under noncancelable operating leases were $4.7 million in 2019, $4.8 million in 2020 and $2.5 million in 2021.

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $5.0 million and was included in net cash used in operating activities in our consolidated statements of cash flows.

Rent expenses were $5.1 million and $5.0 million for 2019 and 2018, respectively.

Note 7 — Debt

Term Loan

Prior to May 17, 2019 we maintained a loan and security agreement dated as of October 19, 2015, as amended (the “Original Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB, collectively the “Lenders”) to fund our working capital and other general corporate needs.

On May 17, 2019 (the “Closing Date”), we entered into a new loan and security agreement (the “Term Loan Agreement”) with the Lenders for $45.0 million (the “Term Loan”), and terminated the Original Loan Agreement. The proceeds of the Term Loan were used in part to repay in full all of the outstanding term loans under the Original Loan Agreement in an aggregate principal amount of $42.0 million. On November 6, 2019 and November 7, 2019, the Company entered into a First Amendment and a Second Amendment to the Term Loan Agreement. The Term Loan Agreement, as amended, permits the issuance of the Convertible Notes and Capped Call Transactions discussed below.

The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the effective date of the Term Loan, which resulted in a change of less than 10%. As a result, issuance costs paid to the lender in connection with the Term Loan were recorded as a reduction of the carrying amount of the debt liability and were not significant. Unamortized issuance costs as of the date of the modification were amortized to interest expense over the repayment term of Term Loan.

Both borrowings under the Original Loan Agreement and Term Loan bear interest at an annual rate equal to the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate. The borrowing under the Original Loan Agreement was repayable in monthly interest-only payments through November 2019 followed by 35 months of monthly payments of interest and principal. The borrowing under the Term Loan is repayable in monthly interest-only payments through December 31, 2020. The interest only period may be extended for six or twelve months if both of the following milestones occur: (i) specified events related to the development of (a) reldesemtiv, a novel fast skeletal muscle troponin activator, in spinal muscular atrophy or amyotrophic lateral sclerosis, or (b) CK-3773274, a novel cardiac myosin inhibitor, in cardiomyopathy; and/or (ii) specified results from GALACTIC-HF, a Phase 3 trial of omecamtiv mecarbil, a novel cardiac myosin activator. The ultimate interest-only period will be followed by equal monthly payments of principal and interest to the maturity date in December 2023. We are required to make a final payment upon loan maturity of 6.00% of the notes payable, which we accrete over the life of the Term Loan. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property.

Interest expense for the Term Loan was $5.2 million and $3.8 million for 2019 and 2018, respectively. As of December 31, 2019, the interest rate applicable to borrowings under the Term Loan was 8.57%.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property. If the Term Loan becomes subject to mandatory prepayment under these provisions, we are subject to certain prepayment premiums of 3.00% in the first year, 2.00% in the second year and 1.00% in the third year and thereafter. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the Term Loan and accounted for separately from the host contract. As of December 31, 2019, the fair value of this embedded derivative was immaterial.

Future minimum payments under the Term Loan Agreement are (in thousands):

Years ending December 31:
2020	$3,921
2021	18,312
2022	17,009
2023	20,291
Future minimum payments	59,533
Less: Interest and final payment	(14,533)
Term Loan, gross	$45,000

Convertible Notes

On November 13, 2019, the Company issued $138.0 million aggregate principal amount of 4.0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are unsecured obligations and bear interest at an annual rate of 4.0% per year, payable semi-annually on May 15 and December 15 of each year, beginning May 15, 2020. The 2026 Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The 2026 Notes will mature on November 15, 2026, unless earlier repurchased or redeemed by the Company or converted at the option of the holders. The Company may redeem the 2026 Notes prior to the maturity date but is not required to and no sinking fund is provided for the 2026 Notes. The 2026 Notes may be converted, under certain circumstances as described below, based on an initial conversion rate of 94.7811 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $10.55 per share). The conversion rate for the 2026 Notes will be subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change. The Company received approximately $133.9 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the 2026 Notes.

The 2026 Notes may be converted at the option of the holder under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price on each applicable trading day; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls the 2026 Notes for redemption; and (5) at any time from, and including, July 15, 2026 until the close of business on the scheduled trading day immediately before the maturity date, November 15, 2026. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on the applicable conversion rate.

The 2026 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after November 20, 2023 and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. If a “fundamental change” (as defined in the indenture) occurs, then, subject to certain exceptions, holders may require the Company to repurchase their 2026 Notes at a cash repurchase price equal to the

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

In accounting for the issuance of the 2026 Notes, the Company separated the 2026 Notes into liability and equity components. The carrying amount of the liability component of approximately $84.2 million was calculated by using a discount rate of 12.0%, which was estimated to be the Company’s borrowing rate on the date of the issuance of the notes for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $49.5 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2026 Notes. The equity component of the 2026 Notes is included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification. The difference between the principal amount of the 2026 Notes and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the 2026 Notes.

Debt issuance costs for the issuance of the 2026 Notes were approximately $5.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2026 Notes. Transaction costs attributable to the liability component were approximately $3.1 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the 2026 Notes. The transaction costs attributable to the equity component were approximately $1.9 million and were netted with the equity component in stockholders’ equity. As of December 31, 2019, the unamortized debt issuance cost for the 2026 Notes was $3.1 million on the consolidated balance sheet.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

Year ended December 31, 2019
Contractual interest expense	$721
Amortization of debt discount	673
Amortization of debt issuance costs	6
Total interest costs recognized	$1,400

The effective interest rate on the liability component of the Notes due 2026 was 12.5% for the year ended December 31, 2019, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $50.7 million as of December 31, 2019, and will be amortized over approximately 7.0 years.

Capped Call Transactions

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions with one of the underwriters in the offering or its affiliate. The Company used approximately $13.4 million of the net proceeds from the offering of the 2026 Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the terms of the capped call transactions at the time of exercise, is greater than the strike price of the capped call transactions (which initially corresponds to the initial conversion price of the 2026 Notes, and is subject to certain adjustments), with such reduction and/or offset subject to a cap initially equal to approximately $14.07 (which represents a premium of approximately 70% over the last reported sale price of the Company’s common stock on November 7, 2019), subject to certain adjustments. The capped call transactions are separate transactions, entered into by the Company and are not part of the terms of the 2026 Notes.

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of December 31, 2019, the Company had not purchased any shares under the convertible note capped call transactions.

Note 8 — Liability Related to Sale of Future Royalties

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized $20.7 million and $17.8 million in non-cash interest expense for 2019 and 2018, respectively, related to the Royalty Agreement.

Note 9 — Stockholders’ Equity

Equity Incentive Plan

Our amended and restated 2004 Equity Incentive Plan (the “2004 Plan”) provides for us to grant incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, restricted stock units, performance shares and performance units to employees, directors and consultants. We may grant options for terms of up to ten years at prices not lower than 100% of the fair market value of our common stock on the date of grant. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. As of December 31, 2019, we have 4.4 million shares of common stock reserved and available for issuance under the 2004 Plan.

Stock option activity in 2019 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2018	6,454,037	$8.72
Granted	1,785,673	8.41
Exercised	(126,793)	7.78
Forfeited	(353,905)	10.44
Balance at December 31, 2019	7,759,012	$8.59	6.5	$18.8
Exercisable at December 31, 2019	5,349,164	$8.57	5.6	$13.2

We expect all outstanding options to vest. The intrinsic value of stock options exercised, calculated based on the difference between the market value at the date of exercise and the exercise price, was $0.5 million for 2019 and $0.7 million for 2018. The intrinsic value of stock options outstanding at December 31, 2019 was $18.8 million.

Restricted stock unit activity in 2019 was as follows:

	Number of Restricted Stock Units	Weighted Average Award Date Fair Value per Share
Balance at December 31, 2018	546,500	$8.53
Granted	607,150	7.14
Released	(266,500)	8.84
Forfeited	(48,075)	7.34
Balance at December 31, 2019	839,075	$7.49

RSUs generally vest annually over two to three years. For 2019, the fair value of RSUs vested, calculated based on the units vested multiplied by the closing price of our common stock on the date of vesting, was $1.9 million.

Employee Stock Purchase Plan

Under our 2015 Employee Stock Purchase Plan (the “ESPP”), employees may purchase common stock up to a specified maximum amount at a price equal to 85% of the fair market value at certain plan-defined dates.

We issued 172,113 shares at an average price of $6.43 per share during 2019 and 144,822 shares at an average price of $6.40 per share in 2018 pursuant to the ESPP. At December 31, 2019, we have 81,504 shares of common stock reserved for issuance under the ESPP.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model to determine the fair value of stock option grants to employees and directors and employee stock purchase plan shares. The fair value of share-based payments was estimated on the date of grant based on the following assumptions:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Options	ESPP	Options	ESPP
Risk-free interest rate	1.6% to 3.0%	1.8% to 2.4%	2.3% to 3.0%	1.5% to 2.5%
Volatility	73% to 76%	73% to 76%	73% to 74%	73% to 74%
Expected term in years	6.5	0.6	6.5	0.5
Expected dividend yield	0%	0%	0%	0%

We use U.S. Treasury zero-coupon issues with remaining terms similar to the expected terms of the options for the risk-free interest rate. We use our own volatility history based on its stock’s trading history and our own historical exercise and forfeiture activity to estimate expected term for option grants. We do not anticipate paying dividends in the foreseeable future and use an expected dividend yield of zero. We do not estimate forfeitures in our stock-based compensation.

  We measure compensation expense for restricted stock units at fair value on the date of grant and recognize the expense over the expected vesting period. We recognize stock-based compensation expense on a ratable basis over the requisite service period, generally the vesting period of the award for share-based awards.

Stock-based compensation expense for 2019 and 2018 was as follows (in thousands):

	Years Ended December 31,
	2019	2018
Research and development	$4,260	$5,101
General and administrative	6,499	4,660
	$10,759	$9,761

Non-cash stock-based compensation expense for share-based awards to non-employees was $0.2 million in 2019 and $0.1 million in 2018.

As of December 31, 2019, we expect to recognize $13.5 million of unrecognized compensation cost related to unvested stock options over a weighted-average period of 2.5 years and $3.5 million of unrecognized compensation cost related to unvested restricted stock over a weighted-average period of 1.7 years.

Warrants

  Pursuant to the Term Loan agreement described in Note 7 - Debt, we issued a warrant with an exercise price of $9.76 per share to purchase 23,065 shares of our common stock in 2019. The warrant was fully exercisable and expires in May 2029. As of December 31, 2019, warrants to purchase 165,424 shares of our common stock with a weighted average exercise price of $7.25 per share were outstanding. All outstanding warrants are fully exercisable and expire ten years after issuance.

We determined the fair value of the warrants issued in 2019 to be $0.2 million and recorded this fair value as additional debt discount that is being amortized to interest expense over the term of the related debt.

Committed Equity Offering

In 2019, we terminated the original Controlled Equity OfferingSM Sales Agreement (the “ATM Facility”) with Cantor Fitzgerald & Co. (“Cantor”) for the sale, in our sole discretion, of shares of our common stock, having an aggregate offering price of up to $75.0 million through Cantor and we entered into a new sales agreement (the “New ATM Facility”) with Cantor, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $85.0 million through Cantor, as our sales agent. The issuance and sale of these shares by us pursuant to the New ATM Facility are deemed “at the market” offerings and are registered under the Securities Act of 1933, as amended. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the New ATM Facility. In 2019, we issued 3,984,849 shares of common stock for net proceeds of $36.2 million under the New ATM Facility. The New ATM Facility expires in January 2020.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

We did not record an income tax provision in 2019 and 2018 because we had net taxable losses. Our significant jurisdictions are the United States and California.

The following reconciles the statutory federal income tax rate to our effective tax rate:

	Years Ended December 31,
	2019	2018
Tax at federal statutory tax rate	21%	21%
State tax, net of federal benefits	3%	0%
Change in state effected rates	4%	(4)%
Tax credits, net	3%	1%
Change in valuation allowance	(30)%	(17)%
Stock-based compensation	(1)%	(1)%
Total	(0)%	(0)%

Deferred tax assets, net, reflecting the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, were as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$143,228	$121,748
Tax credits	67,892	64,797
Liability related to sale of future royalties	35,213	26,294
Reserves and accruals	8,690	5,772
Capitalized R&D	3,949	4,614
Long-term lease liability	1,674	—
Depreciation and amortization	722	586
Other	58	—
Total noncurrent deferred tax assets	261,426	223,811
Deferred tax liabilities:
Accounting method change	(2,047)	(2,682)
Operating lease right-of-use assets	(1,484)	—
Convertible notes	(12,011)	—
Other	—	(20)
Total noncurrent deferred tax liabilities	(15,542)	(2,702)
Less: Valuation allowance	(245,884)	(221,109)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting our future results and an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2019 and 2018. The valuation allowance increased by $24.8 million in 2019 and increased by $16.2 million in 2018.

At December 31, 2019 federal NOL carryforwards were $576.9 million and apportioned state NOL carryforwards before federal benefits were $299.5 million. If not utilized, federal and state operating loss carryforwards incurred prior to 2018 will begin to expire in various amounts beginning 2022 and 2028, respectively.

At December 31, 2019, tax credits of $64.6 million and $15.7 million for federal and state income tax purposes, respectively consisted of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. California based credit carryforwards do not expire.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In general, under Section 382 of the Internal Revenue Code (“Section 382”), a corporation that undergoes an ‘ownership change’ is subject to limitations on its ability to utilize its pre-change net operating losses and tax credits to offset future taxable income. We do not believe it has experienced an ownership change since 2006, however, a portion of its NOLs and tax credits prior to 2007 will be subject to limitations under Section 382.

Activity related to our gross unrecognized tax benefits were (in thousands):

	Years Ended December 31,
	2019	2018
Balance at the beginning of the year	$9,475	$9,365
Decrease related to prior year tax positions	—	—
Increase related to current year tax positions	447	110
Balance at the end of the year	$9,922	$9,475

We are subject to income tax examination for all fiscal years since inception. Included in the balance of unrecognized tax benefits as of December 31, 2019 and 2018 are $9.1 million and $8.6 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

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

As required by Rule 13a‑15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on the above evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Remediation of Prior Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously discussed in Item 9A “Controls and Procedures” of our Annual Report for the period ended December 31, 2018 and Item 4 “Controls and Procedures” of our 2019 Form 10-Q’s, management identified a material weakness related to the ineffective review and verification of internally prepared reports and analyses utilized in the financial closing process. The material weakness was related to employee turnover resulting in a temporary lack of resources in financial reporting roles with the appropriate skills to perform effective review during our financial statement close process. This material weakness did not result in the restatement of prior quarterly or annually filed financial statements.

During 2019, management conducted a remediation plan to address its material weaknesses, which included increasing the quality and level of resources within our accounting department and other enhancements and design improvements to our processes to improve the level of review of financial information. The material weakness was remediated at December 31, 2019.

Changes in Internal Control over Financial Reporting

Except as noted above with respect to the remediation procedures for the previously identified material weakness, there were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited Cytokinetics, Incorporated’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cytokinetics, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 4, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 4, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers, our director nominating process and our audit committee is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, where it appears under the headings “Board of Directors” and “Executive Officers.”

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, where it appears under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, where it appears under the headings “Certain Business Relationships and Related Party Transactions” and “Corporate Governance.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, where it appears under the headings “Certain Business Relationships and Related Party Transactions” and “Board of Directors.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, where it appears under the headings “Independent Registered Public Accounting Firm Services and Fees.”

PART IV

ITEM 15. EXHIBTS AND FINANCIAL STATEMENT SCHEDULES

a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II. Item 8 of this Annual Report on Form 10‑K.

(2)	Financial Statement Schedules:

Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

b)	Exhibits:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.3	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

4.4	Form of Warrant Issuable to Oxford Finance LLC	10-Q	000-50633	August 9, 2019	4.2

4.5	Form of Warrant Issuable to Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.3

4.6	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.7	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Note due 2026)	8-K	000-50633	November 13, 2019	4.2

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith
4.8	Description of Securities					X

10.1+	Amended and Restated 2004 Equity Incentive Plan	DEF 14A	000-50633	April 3, 2019	Appendix A

10.2+	2015 Employee Stock Purchase Plan	10-Q	000-50633	August 5, 2015	10.42

10.3	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.5

10.4	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.6

10.5	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.7

10.6	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.8

10.7	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.9

10.8	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.10

10.9	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen	S-1	333-112261	January 27, 2004	10.11

10.10	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership	S-1	333-112261	January 27, 2004	10.12

10.11	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.13

10.12	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.14

10.13	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.15

10.14*	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2007	10.63

10.15	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith
10.17+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.18*	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.62

10.19*	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.63

10.20*	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.65

10.21*	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.67

10.22+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.23	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership	10-K	000-50633	March 11, 2011	10.65

10.24*	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 11, 2011	10.66

10.26+	Form of Option Agreement	10-K	000-50633	March 15, 2013	10.46

10.27+	Form of Restricted Stock Unit Award Agreement	10-K	000-50633	March 15, 2013	10.47

10.28	Common Stock Purchase Agreement dated June 11, 2013, by and between the Company and Amgen Inc.	8-K	000-50633	June 12, 2013	10.48

10.29*	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	August 7, 2013	10.46

10.30+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.31	Common Stock Purchase Agreement by and between the Company and Astellas Pharma Inc. dated December 22, 2014	8-K	000-50633	December 23, 2014	10.46

10.32*	Amended and Restated License and Collaboration Agreement, dated December 22, 2014, by and between the Company and Astellas Pharma Inc.	10-K	000-50633	March 6, 2015	10.40

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

10.33*	Amendment No. 7, dated March 19, 2015, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	May 4, 2015	10.41

10.34	Amendment to Collaboration Agreement: Joint Development Committee Membership	10-Q	000-50633	August 7, 2018	10.1

10.35*	Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	10.40

10.36	Fourth Amendment to Build to Suit Lease, dated March 1, 2016, by and between the Company and Britannia Pointe Grand Limited Partnership	10-Q	000-50633	May 5, 2016	10.41

10.37*	Amendment to the Amended and Restated License and Collaboration Agreement between the Company and Astellas Pharma Inc., dated July 27, 2016	10-Q/A	000-50633	January 20, 2017	10.42

10.38*	Letter of Agreement by and between the Company and Amgen Inc. and Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated August 29, 2016	10-Q	000-50633	November 3, 2016	10.43

10.39*	Royalty Purchase Agreement by and between the Company and RPI Finance Trust, dated February 1, 2017	10-K	000-50633	March 6, 2017	10.44

10.40	Common Stock Purchase Agreement by and between the Company and RPI Finance Trust, dated February 1, 2017	10-K	000-50633	March 6, 2017	10.45

10.41*	Amendment to Collaboration Agreement between the Company and Astellas Pharma Inc., dated April 11, 2017	10-Q	000-50633	August 4, 2017	10.1

10.43	Second Amendment to Loan and Security Agreement by and among the Company, Oxford Finance LLC and Silicon Valley Bank, dated as of October 27, 2017	10-K	000-50633	March 5, 2018	10.45

10.44	Fifth Amendment to Lease, dated December 18, 2017, by and between the Company and Britannia Pointe Grand Limited Partnership	10-K	000-50633	March 5, 2018	10.47

10.45*	Amendment to Collaboration Agreement between the Company and Astellas Pharma Inc., dated December 21, 2017	10-K	000-50633	March 5, 2018	10.48

10.46	Amendment to Collaboration Agreement; Joint Development Committee Membership	10-Q	000-50633	August 7, 2018	10.1

10.47*	Amendment No. 8, dated November 30, 2016, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 7, 2019	10.49

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

10.48	Amendment No. 9, dated February 6, 2019, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 7, 2019	10.50

10.49	Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	10.1

10.50	Seventh Amendment to Lease, dated July 11, 2019, by and between the Company and Britannia Pointe Grand Limited Partnership	10-Q	000-50633	November 1, 2019	10.51

10.51	Lease, dated July 24, 2019, by and between the Company and KR Oyster Point 1, LLC	10-Q	000-50633	November 1, 2019	10.52

10.52#	First Amendment to Loan and Security Agreement, dated as of November 6, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	8-K	000-50633	November 13, 2019	10.1

10.53#	Second Amendment to Loan and Security Agreement, dated as of November 7, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	8-K	000-50633	November 13, 2019	10.2

23.1	Consent of independent registered public accounting firm					X

24.1	Power of Attorney (included in the signature page to this report)					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1

Certifications of the Principal Executive Officer, the Principal Financial Officer, and the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (1)

						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Portions of this Exhibit are subject to a confidential treatment order.
#	Portions of this Exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed
+	Management contract or compensatory plan.
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
Robert I. Blum President, Chief Executive Officer and Director

Dated: March 4, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert I. Blum, Ching Jaw, Mark A. Schlossberg and Robert Wong, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2020

/s/ CHING JAW Ching Jaw	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 4, 2020

/s/ ROBERT WONG Robert Wong	Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 4, 2020

/s/ L. PATRICK GAGE, PHD. L. Patrick Gage, Ph.D.	Chairman of the Board of Directors	March 4, 2020

/s/ ROBERT CALIFF, M.D. Robert Califf, M.D.	Director	March 4, 2020

/s/ SANTO J. COSTA Santo J. Costa	Director	March 4, 2020

/s/ JOHN T. HENDERSON, M.B. CH.B. John T. Henderson, M.B. Ch.B.	Director	March 4, 2020

/s/ EDWARD KAYE, M.D. Edward Kaye, M.D.	Director	March 4, 2020

/s/ B. LYNNE PARSHALL, ESQ. B. Lynne Parshall, Esq.	Director	March 4, 2020

/s/ SANDFORD D. SMITH Sandford D. Smith	Director	March 4, 2020

/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director	March 4, 2020