Form 10-Q
period 2020-03-31
CYTOKINETICS INC
filed 2020-05-08
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of shares of common stock, $0.001 par value, outstanding as of May 4, 2020: 59,469,525

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three MONTHS ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$49,776	$36,433
Short-term investments	170,930	188,679
Accounts receivable	2,704	5,163
Prepaid expenses and other current assets	2,528	3,477
Total current assets	225,938	233,752
Long-term investments	16,510	42,650
Property and equipment, net	5,162	4,530
Operating lease right-of-use assets and other assets	8,972	8,882
Total assets	$256,582	$289,814
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,527	$8,160
Accrued liabilities	9,677	12,123
Short-term lease liability	5,030	4,616
Other current liabilities	2,507	1,124
Total current liabilities	20,741	26,023
Term loan, net	45,340	45,052
Convertible notes, net	85,455	84,205
Liability related to the sale of future royalties, net	148,983	143,276
Long-term lease liability	1,774	2,195
Total liabilities	302,293	300,751
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	59	59
Additional paid-in capital	857,038	853,341
Accumulated other comprehensive income	1,613	679
Accumulated deficit	(904,421)	(865,016)
Total stockholders’ deficit	(45,711)	(10,937)
Total liabilities and stockholders’ deficit	$256,582	$289,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues:
Research and development revenues	$3,825	$8,464
Total revenues	3,825	8,464
Operating expenses:
Research and development	21,738	23,545
General and administrative	12,449	9,437
Total operating expenses	34,187	32,982
Operating loss	(30,362)	(24,518)
Interest expense	(4,077)	(1,170)
Non-cash interest expense on liability related to the sale of future royalties	(5,689)	(4,819)
Interest and other income, net	723	1,141
Net loss	$(39,405)	$(29,366)
Net loss per share — basic and diluted	$(0.66)	$(0.54)
Weighted-average number of shares used in computing net loss per share — basic and diluted	59,270	54,821
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	934	106
Comprehensive loss	$(38,471)	$(29,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity (Deficit)

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2019	59,172,124	$59	$853,341	$679	$(865,016)	$(10,937)
Exercise of stock options	12,165	—	93	—	—	93
Vesting of restricted stock units, net of taxes withheld	274,563	—	(2,255)	—	—	(2,255)
Stock-based compensation	—	—	3,524	—	—	3,524
Claims settlement under Section 16(b)	—	—	2,151	—	—	2,151
Issuance of warrants	—	—	184	—	—	184
Other comprehensive income	—	—	—	934	—	934
Net loss	—	—	—	—	(39,405)	(39,405)
Balance, March 31, 2020	59,458,852	$59	$857,038	$1,613	$(904,421)	$(45,711)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2018	54,717,906	$55	$768,703	$500	$(743,324)	$25,934
Exercise of stock options	5,116	—	31	—	—	31
Vesting of restricted stock units, net of taxes withheld	165,347	—	(732)	—	—	(732)
Stock-based compensation	—	—	2,282	—	—	2,282
Issuance of common stock under at-the-market offering, net of issuance costs	562,811	—	5,117	—	—	5,117
Other comprehensive income	—	—	—	106	—	106
Net loss	—	—	—	—	(29,366)	(29,366)
Balance, March 31, 2019	55,451,180	$55	$775,401	$606	$(772,690)	$3,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(39,405)	$(29,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	5,706	4,819
Non-cash stock-based compensation expense	3,524	2,282
Depreciation and amortization of property and equipment	408	286
Interest receivable and amortization on investments	293	(533)
Non-cash interest expense related to debt	1,724	183
Changes in operating assets and liabilities:
Accounts receivable	2,459	(1,934)
Contract assets	—	2,082
Prepaid and other assets	949	(983)
Operating lease right-of-use assets	1,016	856
Accounts payable	(4,633)	(1,217)
Accrued and other liabilities	(1,064)	(2,466)
Operating lease liabilities	(1,112)	(916)
Net cash used in operating activities	(30,135)	(26,907)
Cash flows from investing activities:
Purchases of investments	(10,592)	(41,295)
Sales and maturities of investments	55,122	61,196
Purchases of property and equipment	(1,041)	(257)
Net cash provided by investing activities	43,489	19,644
Cash flows from financing activities:
Proceeds from and payments for stock based award activities, net	(2,162)	(701)
Claims settlement under Section 16(b)	2,151	—
Issuance of common stock under at-the-market offering, net of issuance costs	—	5,117
Net cash (used in) provided by financing activities	(11)	4,416
Net increase (decrease) in cash and cash equivalents	13,343	(2,847)
Cash and cash equivalents, beginning of period	36,433	42,256
Cash and cash equivalents, end of period	$49,776	$39,409

Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	1,106	10,686

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $904.4 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

We are subject to risks common to late stage biopharmaceutical companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us. To date, we have funded operations primarily through sales of our common stock, contract payments under our collaboration agreements, sale of future royalties, debt financing arrangements and issuances, government grants and interest income. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity and debt securities, grants and debt financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to enter into new strategic collaborations and/or raise additional capital and to successfully develop and market one or more of our drug candidates. As a result, we may choose to raise additional capital through equity or debt financings to continue to fund operations in the future. We cannot be certain that sufficient funds will be available from such a financing or through a collaborator when required or on satisfactory terms. Additionally, there can be no assurance that our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly-owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, ‘Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019. We adopted ASU 2016-13 as of January 1, 2020 and the adoption did not have a material impact on the Condensed Consolidated Financial Statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which makes targeted improvements to clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted ASU 2018-18 on January 1, 2020 and the adoption did not have a material impact on the Condensed Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04’). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden associated with the expected market transition from the London Inter-Bank Offer Rate ("LIBOR") to alternative reference rates. Companies can apply ASU 2020-04 immediately, however the guidance will only be available until December 31, 2022. The Company’s term loan utilizes LIBOR as the reference rate and the Company is currently evaluating the impact that adopting this new accounting standard will have on our Condensed Consolidated Financial Statements and related disclosures.

Note 2 — Net Loss Per Share

We excluded the following from diluted net loss per share because inclusion would have been antidilutive (in thousands):

	March 31, 2020	March 31, 2019
Options to purchase common stock	9,092	5,844
Warrants to purchase common stock	187	142
Restricted stock and performance units	1,134	881
Shares issuable related to the ESPP	60	85
Shares issuable upon conversion of convertible notes	16,675	—
Total shares	27,148	6,952

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

We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement. Research and development revenue from Amgen of $2.3 million and $4.2 million in the first quarters of 2020 and 2019, respectively, consists of reimbursement of costs we incurred related to METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a Phase 3 clinical trial intended to evaluate the potential of omecamtiv mecarbil to increase exercise performance.

We had accounts receivable of $2.3 million from Amgen as of March 31, 2020 and $3.3 million as of December 31, 2019.

Astellas Pharma Inc. (“Astellas”)

We and Astellas entered into that certain License and Collaboration Agreement, dated June 21, 2013 (as subsequently amended and restated, the “Astellas Agreement”) focused on the research, development, and commercialization of skeletal muscle activators.

In 2014, we and Astellas amended and restated the Astellas Agreement and expanded the objective of the collaboration to include spinal muscular atrophy (“SMA”) and potentially other neuromuscular indications for reldesemtiv and other fast skeletal muscle troponin activators (“FSTAs”).

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

On April 23, 2020, we and Astellas entered into the two agreements referenced below which, taken together, amend and restate the Company’s research, development and commercialization collaboration with Astellas under the Astellas Agreement.

Fast Skeletal Regulatory Activator Agreement

The Company and Astellas entered into that certain Fast Skeletal Regulatory Activator Agreement, dated April 23, 2020 (the “Astellas FSRA Agreement”). As a result of the Astellas FSRA Agreement, the Company will now have exclusive control and responsibility for the Company's future development and commercialization of reldesemtiv, CK-601 and other fast skeletal regulatory activator (collectively “FSRA”) compounds and products, and accordingly, Astellas has agreed to terminate its license to all FSRA compounds and related products.

Under the Astellas FSRA Agreement, Astellas has agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s potential Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. In addition, Astellas has agreed to non-cash contributions to the Company, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. Astellas has also agreed to the continued conduct of ongoing stability studies pertaining to such existing inventories of active pharmaceutical ingredient, at Astellas’ cost. In exchange, the Company will pay Astellas a low- to mid- single digit royalty on sales of reldesemtiv in the United States, Canada, United Kingdom and the European Union until the later of (i) ten years following the first commercial sale of such product in a major market country, or (ii) December 31, 2034, subject to certain royalty reduction provisions. The Company would not owe Astellas royalties on sales of reldesemtiv in any other country, or on the sale of any FSRA compounds or related products other than reldesemtiv.

License and Collaboration Agreement for Other Skeletal Sarcomere Activators

The Company and Astellas also entered into that certain License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020 (the “Astellas OSSA Agreement”), which is an amendment and restatement of the Astellas Agreement and removes the FSRA compounds and related products from the collaboration.

Under the Astellas OSSA Agreement, additional research and early and late state development milestone payments for research and clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the commercial launch of collaboration products could total up to $250.0 million, except under certain scenarios. Additionally, $200.0 million in commercial milestones could be received under the Astellas OSSA Agreement provided certain sales targets are met. We are eligible to receive $1.0 million in research milestone payments under the collaboration for each future potential drug candidate. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due.

We continue to recognize research revenue for reimbursements from Astellas of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. Research and development revenue from Astellas was $1.5 million and $4.3 million in the first quarters of 2020 and 2019, respectively.

We had no accounts receivable from Astellas as of March 31, 2020 and $1.9 million as of December 31, 2019.

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

We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best information reasonably available. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and consider the security issuers’ and the third-party issuers’ credit risk in our assessment of fair value.

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

Fair value of financial assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		March 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$46,538	$—	$—	$46,538
U.S. Treasury securities	Level 1	115,391	1,047	—	116,438
Agency bonds	Level 2	28,391	83	—	28,474
Commercial paper	Level 2	6,227	5	—	6,232
Corporate obligations	Level 2	35,754	8	(103)	35,659
		$232,301	$1,143	$(103)	$233,341

		December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$31,535	$—	$—	$31,535
U.S. Treasury securities	Level 1	134,845	72	(1)	134,916
Agency bonds	Level 2	47,024	23	(9)	47,038
Commercial paper	Level 2	10,435	4	—	10,439
Corporate obligations	Level 2	40,426	24	(7)	40,443
		$264,265	$123	$(17)	$264,371

Interest income, net was $0.7 million and $1.1 million in the first quarters of 2020 and 2019, respectively.

Investments available for sale as of March 31, 2020 and December 31, 2019 exclude an investment in equity classified as a Level 1 investment in our short-term investments with a fair value of $0.6 million and $1.0 million, respectively. In the first quarters of 2020 and 2019, we recognized an unrealized loss of $0.4 million and an immaterial unrealized gain, respectively. As of March 31, 2020, unrealized losses were not due to changes in credit risk and we believe investments with an unrealized loss would be held until maturity.

No credit losses on debt securities were recorded during the three-month periods ended March 31, 2020 and March 31, 2019. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of March 31, 2020, the fair value of our term loan approximated its carrying value of $45.3 million, because it is carried at a market observable interest rate, which is a Level 2 input (see Note 7 – “Debt”).

As of March 31, 2020, the estimated fair value of our convertible notes was $181.5 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes (see Note 7 – “Debt”).

As of March 31, 2020, the fair value of the liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to RPI Finance Trust (“RPI”), an entity related to Royalty Pharma, over the life of the arrangement, which are considered Level 3 inputs (See Note 8 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	March 31, 2020	December 31, 2019
Accrued liabilities:
Clinical and preclinical costs	$2,446	$2,215
Compensation related	5,229	8,343
Other accrued expenses	2,002	1,565
Total accrued liabilities	$9,677	$12,123

Note 6 — Leases

The lease for our existing facilities expires in 2021 and includes rental payments on a graduated scale and payment of certain operating expenses. As of March 31, 2020, the remaining lease term is 1.3 years and the discount rate used to determine the operating lease liability was 9.0%.

In July 2019, we amended the lease agreement in connection with our leasing of additional premises within the same office location (the “Expansion Lease”) for 9,530 square feet of an office space. The Expansion Lease has an initial term of 39 months, and commenced in January 2020. As of March 31, 2020, the remaining lease term of the Expansion Lease is 3.0 years and the discount rate used to determine the operating lease liability was 11.5% .

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility located in South San Francisco, California (the “Oyster Point Lease”). The lease has an initial term of twelve years and may commence as early as September 2021. We have two consecutive five-year options to extend the lease. Subject to rent abatement for the first two months of the lease, we will be required to pay $5.45 per square foot for 159,891 square feet for the first twelve months of the lease term, which will increase at a rate of 3.5% per year. After the first twelve months of the lease, rent will be payable on the entire leased square footage. A refundable security deposit of $5.1 million is also required as part of the lease. We paid fifty percent of the security deposit amount on December 31, 2019 and the remaining fifty percent is due in January 2021. The landlord will provide a tenant improvement allowance of $43.6 million for costs relating to the initial design and construction of the improvements. We will pay certain operating costs of the facility and have certain rights to sublease under the agreement. The total commitment of undiscounted lease payments for the Oyster Point lease was $217.7 million as of March 31, 2020.

The Company has not recognized a right-of-use asset or aggregate lease liability as of March 31, 2020  for the Oyster Point Lease as the underlying assets were unavailable for use by the Company at any time in the period ended March 31, 2020.

The undiscounted future non-cancellable lease payments under all of our lease agreements as of March 31, 2020 is as follows (in thousands):

Years ending December 31:
2020 remainder	$3,951
2021	4,616
2022	12,694
2023	16,195
2024	16,648
Thereafter	170,919
Total undiscounted future lease payments	225,023
Less: Undiscounted lease payments related to Oyster Point Lease	(217,667)
Less: Present value adjustments	(552)
Total lease liability	$6,804

Cash paid for amounts included in the measurement of lease liabilities for the first quarter of 2020 was $2.0 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

Rent expense was $1.4 million and $1.3 million for the first quarters in 2020 and 2019, respectively.

Note 7 — Debt

Term Loan

Prior to May 17, 2019 we maintained a loan and security agreement dated as of October 19, 2015, as amended (the “Original Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB, collectively the “Lenders”) to fund our working capital and other general corporate needs.

Subsequently, we and the Lenders entered into that certain Loan and Security Agreement, dated May 17, 2019, as amended, (the “Term Loan Agreement”) pursuant to which the Lenders made available to us a $45.0 million loan (the “Term Loan”). The proceeds of the Term Loan were used in part to repay in full all amounts outstanding under the Original Loan Agreement, an aggregate principal amount of $42.0 million.

The Term Loan was accounted for as a debt modification in a non-troubled debt restructuring, rather than a debt extinguishment, based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the effective date of the Term Loan, which resulted in a change of less than 10%. As a result, issuance costs paid to the Lenders in connection with the Term Loan were recorded as a reduction of the carrying amount of the debt liability and were not significant. Unamortized issuance costs as of the date of the modification were amortized to interest expense over the repayment term of Term Loan.

Both borrowings under the Original Loan Agreement and Term Loan Agreement bear interest at an annual rate equal to the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate. The borrowing under the Original Loan Agreement was repayable in monthly interest-only payments through November 2019 followed by 35 months of monthly payments of interest and principal. The borrowing under the Term Loan Agreement was initially repayable in monthly interest-only payments through December 31, 2020. The interest-only period was automatically extended until July 1, 2021 as a result of the Company’s initiation of a Phase 2 trial for CK-274 in cardiomyopathy and could potentially be extended through December 31, 2021 if positive results are achieved in the Phase 3 GALACTIC-HF trial for omecamtiv mecarbil in chronic heart failure, in form and content reasonably acceptable to the Lenders. The ultimate interest-only period will be followed by equal monthly payments of principal and interest to the maturity date in December 2023. We are required to make a final payment upon loan maturity of 6.00% of the notes payable, which we accrete over the life of the Term Loan. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property.

Interest expense for the Term Loan for the first quarters of 2020 and 2019 was $1.2 million and $1.2 million, respectively. As of March 31, 2020, the interest rate applicable to borrowings under the Term Loan was 8.05%.

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property. If the Term Loan becomes subject to mandatory prepayment under these provisions, we are subject to certain prepayment premiums of 3.00% in the first year, 2.00% in the second year and 1.00% in the third year and thereafter. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the Term Loan and accounted for separately from the host contract. As of March 31, 2020, the fair value of this embedded derivative was immaterial.

Future minimum payments under the Term Loan Agreement are (in thousands):

Years ending December 31:
2020 remainder	$2,785
2021	12,519
2022	20,264
2023	23,381
Future minimum payments	58,949
Less: Interest and final payment	(13,949)
Term Loan, gross	$45,000

Convertible Notes

On November 13, 2019, the Company issued $138.0 million aggregate principal amount of 2026 Notes. The 2026 Notes are unsecured obligations and bear interest at an annual rate of 4.0% per year, payable semi-annually on May 15 and December 15 of each year, beginning May 15, 2020. The 2026 Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The 2026 Notes will mature on November 15, 2026, unless earlier repurchased or redeemed by the Company or converted at the option of the holders. The Company may redeem the 2026 Notes prior to the maturity date but is not required to and no sinking fund is provided for the 2026 Notes. The 2026 Notes may be converted, under certain circumstances as described below, based on an initial conversion rate of 94.7811 shares of common stock per $1,000 principal amount (which represents an initial conversion price of $10.55 per share). The conversion rate for the 2026 Notes will be subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its notes in connection with such make-whole fundamental change. The Company received approximately $133.9 million in net proceeds, after deducting the initial purchasers’ discount, from the issuance of the 2026 Notes.

The 2026 Notes may be converted at the option of the holder under any of the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 127.5% of the last reported sale price of the Company’s common stock on November 7, 2019; (2) during the 5 consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls the 2026 Notes for redemption; and (5) at any time from, and including, July 15, 2026 until the close of business on the scheduled trading day immediately before the maturity date, November 15, 2026. The Company will settle conversions by paying or delivering, as applicable, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, based on the applicable conversion rate.

The 2026 Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after November 20, 2023 and, in the case of any partial redemption, on or before the 60th scheduled trading day before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. If a “fundamental change” (as defined in the indenture) occurs, then, subject to certain exceptions, holders may require the Company to repurchase their 2026 Notes at a cash repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

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

Debt issuance costs for the issuance of the 2026 Notes were approximately $5.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2026 Notes. Transaction costs attributable to the liability component were approximately $3.1 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the 2026 Notes. The transaction costs attributable to the equity component were approximately $1.9 million and were netted with the equity component in stockholders’ equity. As of March 31, 2020, the unamortized debt issuance cost for the 2026 Notes was $3.0 million on the consolidated balance sheet.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

Three Months Ended March 31, 2020
Contractual interest expense	$1,380
Amortization of debt discount	1,237
Amortization of debt issuance costs	12
Total interest costs recognized	$2,629

The effective interest rate on the liability component of the 2026 Notes was 12.5% for the year ended March 31, 2020, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $49.5 million as of March 31, 2020, and will be amortized over approximately 6.7 years. The if-converted value of the 2026 Notes exceeded its principal amount by $58.6 million as of March 31, 2020.

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

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of March 31, 2020, the Company had not purchased any shares under the convertible note capped call transactions.

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

We recognized $5.7 million and $4.8 million in non-cash interest expense in the three months ended March 31, 2020 and 2019, respectively, related to the Royalty Agreement.

Note 9 — Stockholders’ Equity

Warrants

During the first quarter of 2020, in connection with the Term Loan Agreement further described in Note 7, we issued a warrant with an exercise price of $10.42 per share to purchase 21,595 shares of our common stock. The warrant was issued in connection with achieving the interest-only extension milestone 1 in the Term Loan Agreement. The warrant was fully exercisable and expires in January 2030. The $0.2 million fair value of the warrant related to the Term Loan was recorded as interest expense in the period. As of March 31, 2020, we had outstanding warrants issued pursuant to the Original Loan Agreement and Term Loan Agreement with a weighted average exercise price of $7.62 per share to purchase 187,019 shares of our common stock.

Claims settlement

In the first quarter of 2020, we received $2.2 million from a claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

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
•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, Amgen and Astellas, including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;

•

the results from the clinical trials, the non-clinical studies and chemistry, manufacturing, and controls activities of our drug candidates and other compounds, and the significance and utility of such results;

•	anticipated interactions with regulatory authorities;
•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;
•	the advancement of omecamtiv mecarbil in Phase 3 clinical development or the timing of any results from such Phase 3 clinical trial;
•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas;
•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;
•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen or Astellas;
•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•	market acceptance of our drugs;
•	changes in third party healthcare coverage and reimbursement policies;
•	our plans or ability to commercialize drugs, with or without a partner, including our intention to develop sales and marketing capabilities;
•	the focus, scope and size of our research and development activities and programs;
•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;
•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;
•	future payments and other obligations under loan, lease agreements and the convertible notes;
•	potential competitors and competitive products;
•	retaining key personnel and recruiting additional key personnel;

•	the potential impact of recent accounting pronouncements on our financial position or results of operations; and
•	the potential impact of the COVID-19 pandemic on our research and development activities and business operations, including the availability of financing.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

Amgen’s decisions with respect to the timing, design and conduct of research and development activities for omecamtiv mecarbil and related compounds, including decisions to postpone or discontinue research or development activities relating to omecamtiv mecarbil and related compounds;

•	Astellas’ decisions with respect to the timing, design and conduct of research and development activities for those skeletal muscle activators subject to the Astellas OSSA Agreement;
•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;
•	our ability to obtain additional financing on acceptable terms, if at all;
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
•

the possibility that the U.S. Food and Drug Administration (the “FDA”) or foreign regulatory agencies may delay or limit our or our partners’ ability to conduct clinical trials or may delay or withhold approvals for the manufacture or sale of our products;

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

CK-274 is a novel, oral, small molecule cardiac myosin inhibitor that we discovered independent of our collaborations. CK-274 arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. CK-274 was designed to reduce the hypercontractility that is associated with hypertrophic cardiomyopathy (“HCM”). In preclinical models, CK-274 reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. CK-274 reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. We completed a Phase 1 study which met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of CK-274, describe the pharmacokinetics of CK-274 and its pharmacodynamic effects as measured by echocardiography, as well as to characterize the pharmacokinetics (“PK”) and pharmacodynamic (“PD”) relationship with regards to cardiac function. These data support the advancement of CK-274 into a Phase 2 clinical trial in patients with obstructive HCM which started in the first quarter of 2020. REDWOOD-HCM is a multicenter, randomized, placebo-controlled, double-blind, dose-finding clinical trial in patients with symptomatic, obstructive HCM.

Reldesemtiv selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Reldesemtiv was developed under our joint development program with Astellas under the License and Collaboration Agreement, dated June 21, 2013, as amended and restated (the “Astellas Agreement”).

In collaboration with Astellas, we conducted a Phase 2 clinical trial of reldesemtiv in patients with spinal muscular atrophy (“SMA”) and a Phase 2 clinical trial of reldesemtiv in patients with amyotrophic lateral sclerosis (“ALS”), called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). Astellas, in collaboration with us, conducted a Phase 2 clinical trial of reldesemtiv in patients with chronic obstructive pulmonary disease (“COPD”) and a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility.

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

Omecamtiv mecarbil: Clinical Development

GALACTIC-HF: GALACTIC-HF is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which is being conducted by Amgen, in collaboration with Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF is being conducted under a Special Protocol Assessment (“SPA”) with the FDA. GALACTIC-HF completed enrollment in mid-2019, having enrolled 8,256 symptomatic chronic heart failure patients with reduced ejection fraction in over 1,000 sites in 35 countries who were either currently hospitalized for a primary reason of heart failure or had had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. Patients are randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, whichever occurs first, with heart failure event defined as hospitalization, emergency room visit, or urgent unscheduled clinic visit for heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score; time to first heart failure hospitalization; and time to all-cause death.

In February 2020, we announced the publication of a manuscript relating to the design of GALACTIC-HF in the Journal of American College of Cardiology: Heart Failure (JACC: HF).

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

In March 2020, we announced that patient baseline characteristics and demographics from GALACTIC-HF were published during the Virtual American College of Cardiology 69th Annual Scientific Session together with the World Congress of Cardiology (ACC.20/WCC Virtual).

On May 8, 2020, we announced that the FDA has granted fast track designation for omecamtiv mecarbil for the potential treatment of chronic heart failure with reduced ejection fraction.  Fast track designation may potentially expedite the review of a drug that is intended for the treatment of a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for such a disease or condition.

We expect top line results for GALACTIC-HF in the fourth quarter of 2020 and do not anticipate delays in the completion of GALACTIC-HF attributable to the COVID-19 pandemic.

METEORIC-HF: In collaboration with Amgen, we are conducting METEORIC-HF, a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance. Patients are being randomized in a 2:1 fashion to omecamtiv mecarbil, which is started at 25 mg twice daily and titrated to 25, 37.5 or 50 mg twice daily based on the same PK-guided dosing regimen as is used in GALACTIC-HF, or to placebo. METEORIC-HF is planned to enroll approximately 270 symptomatic chronic heart failure patients in nine countries. The primary endpoint of METEORIC-HF is change in peak oxygen uptake on Cardio-Pulmonary Exercise Testing (“CPET”) from baseline to Week 20. Secondary endpoints include change in total workload during CPET from baseline to Week 20, change in ventilatory efficiency during CPET from baseline to Week 20 and change in the average daily activity units measured over 2 weeks from baseline to Week 18-20. In consultation with the DMC for METEORIC-HF, Cytokinetics and Amgen have agreed to temporarily suspend enrollment in METEORIC-HF to protect the safety and health of clinical trial participants and healthcare professionals. Cytokinetics is working closely with clinical sites to monitor study visits and is taking certain steps to mitigate potential risk associated with the COVID-19 pandemic by enabling remote study visits and home delivery of investigational product to ensure study continuity and integrity. Cytokinetics continues to enable site start-up activities with an objective to activate over 50 new sites throughout North America and Europe. We believe enrollment may be completed by the end of the fourth quarter of 2020 if enrollment can be reactivated by the end of the second quarter of 2020.

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

In March 2020, we announced that preclinical data were presented at the Keystone Symposium “Charting a New Course for Heart Failure: From Discovery to Data,” demonstrating that AMG 594 selectively increases calcium sensitivity of cardiac muscle fibers and increases cardiac contractility.

AMG 594: Clinical Development

In collaboration with Cytokinetics, Amgen is conducting a randomized, placebo-controlled, double-blind, single and multiple ascending dose, single-center Phase 1 study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of AMG 594 in healthy subjects. The study design includes several single ascending dose cohorts and three multiple ascending dose cohorts, with eight healthy subjects per cohort. In response to the COVID-19 pandemic, Amgen and Cytokinetics recently agreed to temporarily suspend enrollment in the Phase 1 study of AMG 594 to protect the safety and health of clinical study participants and healthcare professionals.

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

In February 2020, we announced that preclinical data were presented at the Biophysical Society 64th Annual Meeting demonstrating that CK-274 has a distinct binding site on cardiac myosin, and selectively reduces cardiac myosin activity in vitro.

CK-274: Clinical Development

We conducted a Phase 1 double-blind, randomized, placebo-controlled, multi-part, single and multiple ascending dose clinical trial of CK-274 to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-274 in healthy subjects. In 2019 we presented data from the Phase 1 study of CK-274. The study met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of CK-274, describe the pharmacokinetics of CK-274 and its pharmacodynamic effects as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of CK-274 into a Phase 2 clinical trial in patients with obstructive HCM. In 2019, we prepared for the start of REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM), the Phase 2 clinical trial designed to determine the safety and tolerability of CK-274 in patients with symptomatic, obstructive HCM. REDWOOD-HCM started in in the first quarter of 2020 and will continue through 2020. Screening and enrollment of patients in REDWOOD-HCM have slowed in response to the COVID-19 pandemic. We have temporarily suspended enrollment in REDWOOD-HCM to protect the safety and health of clinical trial participants and healthcare professionals. We have been engaging sites to enable patient-specific plans for dispensation of investigational product and accommodations for potential remote visits. We continue to prioritize clinical site start-up activities with an objective to activate over 20 new sites throughout North America and Europe. We believe data from the first cohort of patients enrolled in REDWOOD-HCM can be available in the second half of 2020 if enrollment in the first cohort can be completed by mid-year.

CK-271

We submitted an IND in the first quarter of 2020 for CK-271, a second cardiac myosin inhibitor. We plan to start a Phase 1 study of CK-271 in the second quarter of 2020. One of the hallmarks of Cytokinetics' research and development approach has been to advance multiple compounds to enable potential expansion of a drug development program into different indications and patient populations. CK-271 may afford us the opportunity to expand the clinical development program beyond obstructive and non-obstructive HCM and explore other potential patient populations that may benefit from a cardiac myosin inhibitor.

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

Astellas Strategic Alliance

Our strategic alliance with Astellas to advance novel therapies for diseases and medical conditions associated with muscle impairment and weakness commenced in 2013 under the original Astellas Agreement. Initially we exclusively licensed to Astellas rights to co-develop and potentially co-commercialize reldesemtiv and other FSTAs in non-neuromuscular indications and to develop and commercialize other novel mechanism skeletal muscle activators in all indications, subject to certain Cytokinetics’ development and commercialization rights. Subsequently, in 2014, we and Astellas expanded the strategic alliance to include certain neuromuscular indications, including SMA, for reldesemtiv and other FSTAs and to advance reldesemtiv into Phase 2 clinical development, initially in SMA. In 2016, we and Astellas further expanded the strategic alliance to include the development of reldesemtiv for the potential treatment of ALS, as well as the possible development in ALS of other FSTAs previously licensed by us to Astellas, and granted Astellas an option for a global collaboration for the development and commercialization of our first-generation FSTA, tirasemtiv (the “Option on Tirasemtiv”).

On April 23, 2020, Cytokinetics and Astellas entered into two agreements, which, taken together, amend and restate our research, development and commercialization collaboration with Astellas under the Astellas Agreement, as set out below.

The Company and Astellas signed a Fast Skeletal Regulatory Activator Agreement dated April 23, 2020 (the “Astellas FSRA Agreement”). As a result of the FSRA Agreement, the Company will now have exclusive control and responsibility for the Company's future development and commercialization of reldesemtiv, CK-601 and other fast skeletal regulatory activator (collectively “FSRA”) compounds and products, and accordingly, Astellas has agreed to terminate its license to all FSRA compounds and related products. Under the Astellas FSRA Agreement, Astellas has agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s potential Phase 3 clinical trial of reldesemtiv in ALS up to a maximum contribution by Astellas of $12 million. In addition, Astellas has agreed to non-cash contributions to the Company, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. Astellas has also agreed to the continued conduct of ongoing stability studies pertaining to such existing inventories of active pharmaceutical ingredient, at Astellas' cost. In exchange, the Company will pay Astellas a low- to mid- single digit royalty on sales of reldesemtiv in the United States, Canada, United Kingdom and the European Union until the later of (i) ten years following the first commercial sale of such product in a major market country, or (ii) December 31, 2034, subject to certain royalty reduction provisions. The Company would not owe Astellas royalties on sales of reldesemtiv in any other country, or on the sale of any FSRA compounds or related products other than reldesemtiv.

The Company and Astellas also signed a License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020 (the “Astellas OSSA Agreement”). The Astellas OSSA Agreement is an amendment and restatement of the Astellas Agreement and removes the FSRA compounds and related products from the collaboration.

Under the Astellas OSSA Agreement, Astellas has extended the joint research program at the Company focused on the discovery of additional next-generation skeletal muscle activators (other than FSRAs) through December 31, 2020, with a minimum of fifteen (15) research FTE’s being supported by Astellas.

In addition, under the Astellas OSSA Agreement, Astellas has exclusive rights to co-develop and commercialize skeletal sarcomere activators (other than FSRA compounds and products) in all indications, subject to certain development and commercialization rights of the Company; the Company may co-promote and conduct certain commercial activities in the U.S., Canada and/or Europe under agreed scenarios. Astellas will be responsible for the costs associated with the development of all collaboration products under the Astellas OSSA Agreement, subject to the Company’s option to co-fund certain development costs as described below. The Company retains an option to conduct early-stage development for certain agreed indications at its initial expense, subject to reimbursement if development continues under the collaboration. Astellas will reimburse the Company for certain expenses associated with its co-promotion activities. The Astellas OSSA Agreement also provides for the Company to lead certain activities relating to the commercialization of collaboration products for neuromuscular indications in the U.S., Canada and Europe under particular scenarios. The research term may be extended beyond December 31, 2020 by mutual consent.

If development candidates are identified and advance in clinical research, the Astellas OSSA Agreement contains provisions related to shared development roles between the Company and Astellas, and opportunities for the Company to co-invest and/or co-promote under certain conditions. In the case of molecules taken forward solely by Astellas, the Company would receive development and regulatory milestones of $25 to $35 million per product, up to $250 million for all products, except under certain scenarios, commercial milestones of up to $200 million, and royalties that range from a mid-single digit level to low double-digits.  In the event of co-investment by the Company and approvals in certain indications, the Company would receive royalties ranging from mid-to-high double digits (not to exceed an incremental rate in the mid-twenties).

Astellas may terminate the Astellas OSSA Agreement as to any particular product or territory, or in its entirety, upon 180 days advance written notice following expiration of the research term.

Reldesemtiv

Reldesemtiv selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Reldesemtiv has demonstrated pharmacological activity in preclinical models and evidence of potentially clinically relevant pharmacodynamic effects in humans. The FDA granted reldesemtiv orphan drug designation for the potential treatment of SMA in 2017 and for the potential treatment of ALS in 2019. The European Medicines Agency (“EMA”) granted orphan medicinal product designation to reldesemtiv for the potential treatment of SMA in 2019 and for the potential treatment of ALS in March 2020.

Reldesemtiv: Clinical Development

SMA: In 2018, we announced data from a hypothesis-generating, Phase 2 double-blind, randomized, placebo-controlled clinical study in patients with SMA which was designed to determine potential pharmacodynamic effects of a suspension formulation of reldesemtiv following 8 weeks of oral dosing in each of two cohorts of 36 patients with Type II, Type III, or Type IV disease. Secondary objectives were to evaluate the safety, tolerability and pharmacokinetics of reldesemtiv. The study showed statistically significant concentration-dependent increases in changes from baseline in Six Minute Walk Distance (“6MWD”), a sub-maximal exercise test of aerobic capacity and endurance. The study also showed statistically significant increases for Maximal Expiratory Pressure (“MEP”), a measure of strength of respiratory muscles. Other assessments, including the Hammersmith Functional Motor Score - Extended, Revised Upper Limb Module, Timed Up-and-Go, Forced Vital Capacity, and the SMA Health Index (“SMA-HI”), a patient reported outcome measure (“PROM”) developed to comply with FDA standards for PROMs, did not demonstrate differences between reldesemtiv versus placebo. Adverse events were similar between groups receiving reldesemtiv and placebo.

Additional results presented in 2018 showed sustained increases in 6MWD and MEP four weeks after discontinuation of study drug (i.e., follow-up). A post-hoc analysis also showed that changes from baseline in the 6MWD at 450 mg twice daily were significantly correlated with changes from baseline on certain domains of the SMA-HI intended to reflect improved endurance, especially Fatigue and Activity Participation. Decreases in SMA-HI scores reflect reduced disease burden as measured by that PROM, suggesting that as 6MWD increased, disease burden assessed by that domain of the SMA-HI was reduced.

In 2019, we announced that we received feedback from the FDA that the 6MWD is an acceptable primary efficacy endpoint for a potential registration program for reldesemtiv in patients with SMA who have maintained ambulatory function. The FDA also recommended adding a global function scale as a secondary endpoint.

In 2019, we announced that data from two preclinical studies of reldesemtiv showed that the addition of reldesemtiv to treatment with SMN upregulators (nusinersen and SMN-C1, an analogue to risdiplam) significantly increased muscle force in a mouse model of SMA.

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

In 2019, we announced that results of FORTITUDE-ALS. FORTITUDE-ALS did not achieve statistical significance for a pre-specified dose-response relationship in its primary endpoint of change from baseline in SVC after 12 weeks of dosing (p=0.11). Similar analyses of ALSFRS-R and slope of the Muscle Strength Mega-Score yielded p-values of 0.09 and 0.31, respectively. However, patients on all dose groups of reldesemtiv declined numerically less than patients on placebo for SVC and ALSFRS-R, with larger differences emerging over time.

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

In 2019, post-hoc analyses from FORTITUDE-ALS were presented. The analyses demonstrated that, in the combined middle and faster progressing tertiles of patients, the decline in the ALSFRS-R total score from baseline to week 12 in patients who received any dose of reldesemtiv was significantly smaller than the decline on placebo, while no significant difference between reldesemtiv and placebo was observed in slower progressing patients.

In 2019, we presented subgroup analyses of FORTITUDE-ALS, the Phase 2 clinical trial of reldesemtiv in patients with ALS, showing that the effect of reldesemtiv on patients with ALS was similar whether or not patients were also receiving edaravone and/or riluzole.

In the fourth quarter of 2019 and the first quarter of 2020, we convened regulatory interactions and conducted feasibility and other planning activities in preparation for the potential advancement of reldesemtiv to a Phase 3 trial in patients in ALS.

CK-601

In October 2018, we announced the advancement of CK-601, a next-generation FSTA, into Investigational New Drug (“IND”)-enabling studies, which triggered a $2.0 million milestone payment from Astellas to us. CK-601 was designed in a joint research program conducted by the companies’ scientists to have different pharmacokinetics and physicochemical properties than reldesemtiv which may inform its development for the treatment of diseases and conditions associated with both neuromuscular and non-neuromuscular etiology and pathogenesis. We expect to continue IND-enabling studies for CK-601 in 2020.

Ongoing Research in Skeletal Muscle Activators

Our research program with Astellas was extended through 2020. Currently our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with FSTAs to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also are conducting preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere, which we have agreed to be the focus for our continued joint research program with Astellas in 2020.

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

COVID-19 Business Update

We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our employees, patients, study investigators and clinical research staff, and to maintain business continuity. We believe that the measures we are implementing are appropriate and are helping to reduce the transmission of COVID-19, and we will continue to monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate.

Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for a vast majority of our employees effective March 16, 2020, while maintaining certain essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite procedures.

In the conduct of our business activities, we are also taking actions designed to protect the safety of patients and healthcare professionals. For patients already enrolled in our clinical trials, we and our partners are working closely with study investigators and clinical trial site staff to continue treatment in compliance with trial protocols and to uphold trial integrity, while working to observe government and institutional guidelines designed to safeguard the health and safety of patients and site staff.

As discussed above, at this time we do not anticipate delays in the completion of GALACTIC-HF attributable to the COVID-19 pandemic. As of mid-April, we suspended enrollment activities in METEORIC-HF and REDWOOD-HCM although activities to ready new site activations continue. These internal and external activities have allowed us to continue progress across our clinical development programs. In respect of METEORIC-HF, we believe enrollment may be completed by the end of the fourth quarter of 2020 if enrollment can be reactivated by the end of the second quarter of 2020.  In respect of REDWOOD-HCM, we believe data from the first cohort of patients enrolled can be available in the second half of 2020 if enrollment in the first cohort can be completed by mid-year. If the pandemic precludes resumption of enrollment in METEORIC-HF and REDWOOD-HCM by the end of the second quarter of 2020, we anticipate an impact to our ability to track with our current timelines.

While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

While we expect the COVID-19 pandemic to continue to affect our business operations, the extent of the impact on our clinical development and regulatory efforts and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition and our results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Results of Operations

Revenues

Revenue for the first quarters of 2020 and 2019 was $3.8 million and $8.5 million, respectively, and primarily consisted of revenues from our collaborations with Amgen and Astellas, including research and development revenue of $2.3 million and $4.2 million, respectively, from Amgen and $1.5 million and $4.3 million, respectively, from Astellas.

Research and Development Expenses

Research and development expenses for the first quarters of 2020 and 2019 were as follows (in thousands):

	Three Months Ended
	March 31, 2020	March 31, 2019	Increase (Decrease)
Cardiac muscle contractility	$12,108	$11,473	$635
Skeletal muscle contractility	2,619	6,948	(4,329)
All other research programs	7,011	5,124	1,887
Total research and development expenses	$21,738	$23,545	$(1,807)

Research and development expenses for the first quarter of 2020 decreased by $1.8 million from the first quarter of 2019 primarily due to lower spending related to our neuromuscular development activities with the completion of our clinical trial for reldesemtiv in 2019 offset by increased activities related to METEORIC-HF and CK-274.

We may continue to develop reldesemtiv to treat ALS and SMA. Under the Astellas FSRA Agreement, Astellas has agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s potential Phase 3 clinical trial of reldesemtiv in ALS up to a maximum contribution by Astellas of $12 million. In addition, Astellas has agreed to non-cash contributions to the Company, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. Astellas has also agreed to the continued conduct of ongoing stability studies pertaining to such existing inventories of active pharmaceutical ingredient, at its cost. Under our strategic alliance with Amgen, we expect to continue the Phase 3 development of omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue the development of CK-274 to assess the potential of CK‑274 to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM.

Clinical development timelines, the likelihood of success and total completion costs vary significantly for each drug candidate and are difficult to estimate. We anticipate that we will determine on an ongoing basis which research and development programs to pursue and how much funding to direct to each program, taking into account the potential scientific and clinical success of each drug candidate. The lengthy process of seeking regulatory approvals and subsequent compliance with applicable regulations requires the expenditure of substantial resources. Any failure by us to obtain and maintain, or any delay in obtaining, regulatory approvals could cause our research and development expenditures to increase and, in turn, could have a material adverse effect on our results of operations.

General and Administrative Expenses

General and administrative expenses for the first quarters of 2020 and 2019 were $12.4 million and $9.4 million, respectively. The increase in the first quarter of 2020 of $3.0 million from the first quarter of 2019 was due primarily to higher personnel related costs including stock-based compensation and higher outside services. We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense in the first quarter of 2020 consisted of $1.2 million for the term loan, $2.6 million for the convertible notes and $0.2 million for the warrants. Interest expense in the first quarter of 2019 consisted of $1.2 million for the term loan.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to liability related to sale of future royalties for the first quarters in 2020 and 2019 resulted from accretion of the liability related to the sale of future royalties. We anticipate that this non-cash interest expense will increase in the future primarily due to accretion of the liability over time.

Interest and Other Income, net

Interest and other income, net for the first quarters of 2020 and 2019 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

March 31, 2020
Financial assets:
Cash and cash equivalents	$49,776
Short-term investments	170,930
Long-term investments	16,510
Total cash, cash equivalents and marketable securities	$237,216
Borrowings:
Term loan, net	45,340
Convertible notes, net	85,455
Total borrowings	$130,795
Working capital:
Current assets	$225,938
Current liabilities	20,741
Working capital	$205,197

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

Net cash used in operating activities of $30.1 million in the first quarter of 2020 was largely due to ongoing research and development activities, and general and administrative expenses to support those activities. Net loss for the first three months of 2020 included, among other items: non-cash stock based compensation, non-cash interest expense related to sale of future royalties and non-cash interest expense related to debt.

Net cash provided by investing activities of $43.5 million in the first quarter of 2020 was primarily due to proceeds from the sales and maturity of investments offset by purchases of investments.

Financing activities in the first quarter of 2020 included $2.2 million from the claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. The proceeds were primarily offset by $2.2 million used to pay taxes associated with the issuance of equity for stock-based awards.

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

As of December 31, 2019, we had $183 million aggregate principal amount of indebtedness, comprised of $45 million under our Term Loan, on a senior secured basis, and $138 million under our convertible senior notes due 2026 (the “2026 Notes”). We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

If we are unable to repay those amounts, the Lenders could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty. In addition, the Term Loan has interest only payments through July 1, 2021. The interest only period may be extended through January 1, 2021 upon the achievement of positive results in the GALACTIC-HF trial for omecamtiv mecarbil in chronic heart failure. If we do not achieve some or all of these development milestones, our liquidity and cash position may be harmed.

We have never generated, and may never generate, revenues from commercial sales of our drugs and we will not have drugs to market for at least several years, if ever.

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective, covered by insurance or government sponsored medical plans, and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our clinical-stage drug candidates include omecamtiv mecarbil for the potential treatment of heart failure and reldesemtiv for the potential treatment of SMA, ALS and potentially other neuromuscular and non-neuromuscular indications associated with muscle weakness. We cannot be certain that the clinical development of our current or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

We depend on CROs to conduct our clinical trials and have limited control over their performance. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs, we may not be able to obtain regulatory approval for or commercialize our product candidates on a timely basis, if at all.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Prior to entry into the Astellas FSRA Agreement, Astellas had primary responsibility for the manufacturing for the ongoing development of reldesemtiv worldwide. Now that we have assumed responsibility for the ongoing development of reldesemtiv worldwide, we will need to effect a transfer of manufacturing of reldesemtiv to one or more contract manufacturers and to rely on such contract manufacturers for future supply. If any partner were to terminate the development of any of our other existing drug candidates, we may need to rely on contract manufacturers for the ongoing supply of those drug candidates as well. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Corlanor® (ivabradine), and Entresto® (sacubitril/valsartan). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis AG, Merck & Co., Inc., Bayer AG, AstraZeneca PLC and MyoKardia Inc. Omecamtiv mecarbil may also compete with currently approved products, such as in the SGLT2 class, that may expand their labels to include treatment of patients with heart failure, including Forxiga® (dapagliflozin), Invokana® (canagliflozin), and Jardiance® (empagliflozin). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

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

Our business could be adversely affected by the effects of health epidemics, including the recent COVID 19 pandemic, in regions where we, our partners or other third parties on which we rely have manufacturing facilities or other important business operations or in territories where we have a concentration of clinical sites. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, which is currently subject to a shelter-in-place order, and at our or our partners clinical trial sites, as well as the business or operations of our or our partners, manufacturers, CROs or other third parties with whom we or our partners conduct business.

Our business could be adversely affected by health epidemics in regions where we or our partners have concentrations of clinical trial sites or other business operations and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread worldwide. Our headquarters is located in the San Francisco Bay Area. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID 19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease. On March 16, 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters are located, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel. The shelter-in-place orders took effect on March 17, 2020 and will continue until May 30, 2020, unless further extended. In addition, we have implemented mandatory work-from-home policies for our employees. The effects of the shelter-in-place order and our work-from-home policies may negatively impact productivity, disrupt our, or our partners to which we rely, business and delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

In addition, our clinical trials or those conducted by our partner, Amgen, may be adversely affected by the COVID-19 pandemic. Clinical site initiation, conduct, and patient enrollment may be delayed due to prioritization of medical resources toward the COVID-19 pandemic and restrictions on the ability to travel. It may not be possible to carry out some aspects of clinical trial protocols if quarantines or other restrictions impede patient movement or interrupt healthcare services. It may be necessary to suspend enrollment at some or all clinical trial sites to comply with shelter in place orders, and to reduce the risk to patients, their caretakers, and healthcare providers from contracting COVID-19. Patients may be forced to quarantine or comply with shelter-in-place orders or may refuse home healthcare visits, particularly in medically vulnerable patient populations. Similarly, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 but also may be pulled into clinical care and away from clinical research, may adversely impact our or our partner’s clinical trial operations. Further, our clinical trial patients who contract COVID-19 may (i) experience unexpected adverse medical events that could be wrongfully attributable to our investigational drugs, and (ii) experience endpoint events because of COVID-19 that could confound the interpretation of data and results relating to our investigational drugs arising from our clinical trials. Other key clinical trial activities, such as clinical trial site data monitoring and site inspections, may also be adversely affected due to limitations on travel imposed or recommended by governmental authorities, which may impact the integrity of subject data and clinical study endpoints.  Finally, disruptions in our supply chain due to loss of the ability of sites to dispense study drug, travel and import/export restrictions or lack of raw materials may result in an interruption, or delays in receiving, supplies of our drug candidates from our contract manufacturing organizations or study sites, which in turn may also adversely affect our clinical trials.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

•	announcements concerning our strategic alliance with Amgen or Astellas or future strategic alliances;
•	failure or delays in entering additional drug candidates into clinical trials;
•	failure or discontinuation of any of our research programs;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	failure or delay in establishing new strategic alliances, or the terms of those alliances;
•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new products by us or our competitors;
•	issues in manufacturing, packaging, labeling and distribution of our drug candidates or drugs;
•	market acceptance of our drugs;
•	third-party healthcare coverage and reimbursement policies;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of our drug candidates or drugs;

•	additions or departures of key personnel;
•	substantial sales of our common stock by our existing stockholders, whether or not related to our performance;
•	automated trading activity by algorithmic and high-frequency trading programs;
•	volatility in the stock prices of other companies in our industry or in the stock market generally; and
•	other factors described in this “Risk Factors” section.

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

In addition, as required by the revenue recognition standard, ASC 606, we disclose the aggregate unsatisfied amount of transaction price allocated to performance obligations as of the end of the reporting period. Market practices surrounding the calculation of this measure are still evolving. It is possible that analysts and investors could misinterpret our disclosure or that the terms of our research or license agreements or other circumstances could cause our methods for preparing this disclosure to differ significantly from others, which could lead to inaccurate or unfavorable forecasts by analysts and investors.

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

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

5.1	Opinion of Cooley LLP					X

23.1	Consent of Cooley LLP (included in Exhibit 5.1)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1

Certifications of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

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

Dated: May 8, 2020	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching Jaw
Ching Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert Wong
Robert Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)