Form 10-Q
period 2020-06-30
CYTOKINETICS INC
filed 2020-08-10
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of August 3, 2020: 70,504,701

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three MONTHS ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$61,134	$36,433
Short-term investments	151,929	188,679
Accounts receivable	2,254	5,163
Prepaid expenses and other current assets	3,637	3,477
Total current assets	218,954	233,752
Long-term investments	—	42,650
Property and equipment, net	5,611	4,530
Operating lease right-of-use assets and other assets	7,930	8,882
Total assets	$232,495	$289,814
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,920	$8,160
Accrued liabilities	13,688	12,123
Short-term lease liability	5,075	4,616
Other current liabilities	1,013	1,124
Total current liabilities	22,696	26,023
Term loan, net	45,631	45,052
Convertible notes, net	86,743	84,205
Liability related to the sale of future royalties, net	154,914	143,276
Long-term lease liability	591	2,195
Total liabilities	310,575	300,751
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	60	59
Additional paid-in capital	865,724	853,341
Accumulated other comprehensive income	1,337	679
Accumulated deficit	(945,201)	(865,016)
Total stockholders’ deficit	(78,080)	(10,937)
Total liabilities and stockholders’ deficit	$232,495	$289,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Research and development revenues	$3,593	$7,137	$7,418	$15,601
Total revenues	3,593	7,137	7,418	15,601
Operating expenses:
Research and development	21,790	24,017	43,528	47,562
General and administrative	14,161	9,836	26,610	19,273
Total operating expenses	35,951	33,853	70,138	66,835
Operating loss	(32,358)	(26,716)	(62,720)	(51,234)
Interest expense	(3,892)	(1,377)	(7,969)	(2,547)
Non-cash interest expense on liability related to the sale of future royalties	(5,912)	(5,064)	(11,601)	(9,883)
Interest and other income, net	1,382	1,044	2,105	2,185
Net loss	$(40,780)	$(32,113)	$(80,185)	$(61,479)
Net loss per share — basic and diluted	$(0.68)	$(0.56)	$(1.35)	$(1.09)
Weighted-average number of shares used in computing net loss per share — basic and diluted	59,605	57,648	59,438	56,242
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net	(276)	155	658	261
Comprehensive loss	$(41,056)	$(31,958)	$(79,527)	$(61,218)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity (Deficit)

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2019	59,172,124	$59	$853,341	$679	$(865,016)	$(10,937)
Exercise of stock options	12,165	—	93	—	—	93
Vesting of restricted stock units, net of taxes withheld	274,563	—	(2,255)	—	—	(2,255)
Stock-based compensation	—	—	3,524	—	—	3,524
Claims settlement under Section 16(b)	—	—	2,151	—	—	2,151
Issuance of warrants	—	—	184	—	—	184
Other comprehensive income	—	—	—	934	—	934
Net loss	—	—	—	—	(39,405)	(39,405)
Balance, March 31, 2020	59,458,852	$59	$857,038	$1,613	$(904,421)	$(45,711)
Exercise of stock options	396,379	1	3,333	—	—	3,334
Stock-based compensation	—	—	4,527	—	—	4,527
Issuance of common stock under Employee Stock Purchase Plan	86,839	—	826	—	—	826
Other comprehensive loss	—	—	—	(276)	—	(276)
Net loss	—	—	—	—	(40,780)	(40,780)
Balance, June 30, 2020	59,942,070	$60	$865,724	$1,337	$(945,201)	$(78,080)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2018	54,717,906	$55	$768,703	$500	$(743,324)	$25,934
Exercise of stock options	5,116	—	31	—	—	31
Vesting of restricted stock units, net of taxes withheld	165,347	—	(732)	—	—	(732)
Stock-based compensation	—	—	2,282	—	—	2,282
Issuance of common stock under at-the-market offering, net of issuance costs	562,811	—	5,117	—	—	5,117
Other comprehensive income	—	—	—	106	—	106
Net loss	—	—	—	—	(29,366)	(29,366)
Balance, March 31, 2019	55,451,180	$55	$775,401	$606	$(772,690)	$3,372
Exercise of stock options	62,356	—	441	—	—	441
Stock-based compensation	—	—	2,819	—	—	2,819
Issuance of common stock under at-the-market offering, net of issuance costs	2,449,984	3	19,694	—	—	19,697
Issuance of common stock under Employee Stock Purchase Plan	92,975	—	548	—	—	548
Issuance of warrants	—	—	185	—	—	185
Other comprehensive income	—	—	—	155	—	155
Net loss	—	—	—	—	(32,113)	(32,113)
Balance, June 30, 2019	58,056,495	$58	$799,088	$761	$(804,803)	$(4,896)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(80,185)	$(61,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	11,638	9,883
Non-cash stock-based compensation expense	8,051	5,101
Depreciation and amortization of property and equipment	824	566
Interest receivable and amortization on investments	27	(1,208)
Non-cash interest expense related to debt	3,301	516
Changes in operating assets and liabilities:
Accounts receivable	2,909	(6,762)
Contract assets	—	3,979
Prepaid and other assets	(160)	(266)
Operating lease right-of-use assets	2,058	1,733
Accounts payable	(5,240)	1,430
Accrued and other liabilities	1,454	(3,223)
Operating lease liabilities	(2,251)	(1,854)
Net cash used in operating activities	(57,574)	(51,584)
Cash flows from investing activities:
Purchases of investments	(27,866)	(100,161)
Maturities of investments	107,897	114,149
Sales of investments	—	3,196
Purchases of property and equipment	(1,905)	(307)
Net cash provided by investing activities	78,126	16,877
Cash flows from financing activities:
Proceeds from stock based award activities, net	1,998	288
Claims settlement under Section 16(b)	2,151	—
Net proceeds from long-term debt, net of debt discount and issuance cost	—	1,710
Issuance of common stock under at-the-market offering, net of issuance costs	—	24,814
Net cash provided by financing activities	4,149	26,812
Net increase (decrease) in cash and cash equivalents	24,701	(7,895)
Cash and cash equivalents, beginning of period	36,433	42,256
Cash and cash equivalents, end of period	$61,134	$34,361

Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	1,106	10,687

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $945.2 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and also on assumptions that we believe are reasonable; however, actual results could significantly differ from those estimates.

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

Note 2 — Net Loss Per Share

We excluded the following from diluted net loss per share because inclusion would have been antidilutive (in thousands):

	June 30, 2020	June 30, 2019
Options to purchase common stock	8,868	7,693
Warrants to purchase common stock	187	165
Restricted stock and performance units	1,130	876
Shares issuable related to the ESPP	8	31
Shares issuable upon conversion of convertible notes	16,675	—
Total shares	$26,868	8,765

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

We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement. Research and development revenue from Amgen of $2.1 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively, and $4.4 million and $6.9 million for the six months ended June 30, 2020 and 2019, respectively, consists of reimbursement of costs we incurred related to METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a Phase 3 clinical trial intended to evaluate the potential of omecamtiv mecarbil to increase exercise performance.

We had accounts receivable of $2.1 million from Amgen as of June 30, 2020 and $3.3 million as of December 31, 2019.

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

We continue to recognize research revenue for reimbursements from Astellas of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. Research and development revenue from Astellas was $1.2 million and $4.4 million for the three months ended June 30, 2020 and 2019 respectively, and $2.7 million and $8.7 million for the six months ended June 30, 2020 and 2019.

We had an immaterial accounts receivable balance from Astellas as of June 30, 2020 and $1.9 million as of December 31, 2019.

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

Fair value of financial assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		June 30, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$61,119	$—	$—	$61,119
U.S. Treasury securities	Level 1	100,690	608	—	101,298
Agency bonds	Level 2	13,805	20	—	13,825
Commercial paper	Level 2	3,000	—	—	3,000
Corporate obligations	Level 2	32,355	136	—	32,491
		$210,969	$764	$—	$211,733

		December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$31,535	$—	$—	$31,535
U.S. Treasury securities	Level 1	134,845	72	(1)	134,916
Agency bonds	Level 2	47,024	23	(9)	47,038
Commercial paper	Level 2	10,435	4	—	10,439
Corporate obligations	Level 2	40,426	24	(7)	40,443
		$264,265	$123	$(17)	$264,371

Interest income, net was $1.4 million and $1.0 million for three months ended June 30, 2020 and 2019, respectively, and $2.1 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively.

Investments available for sale as of June 30, 2020 and December 31, 2019 exclude an investment in equity classified as a Level 1 investment in our short-term investments with a fair value of $1.3 million and $1.0 million, respectively. For the three months ended June 30, 2020 and 2019, we recognized an unrealized gain of $0.7 million and an immaterial unrealized loss, respectively, for this Level 1 investment. For the six months ended June 30, 2020 and 2019,we recognized an unrealized gain of $0.3 million and an immaterial unrealized gain, respectively, for this Level 1 investment. As of June 30, 2020, unrealized losses were not due to changes in credit risk and we believe investments with an unrealized loss would be held until maturity.

No credit losses on debt securities were recorded during the three and six months ended June 30, 2020 and 2019. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of June 30, 2020, the fair value of our term loan approximated its carrying value of $45.6 million, because it is carried at a market observable interest rate, which is a Level 2 input (see Note 7 – “Debt”).

As of June 30, 2020, the estimated fair value of our convertible notes was $373.2 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes (see Note 7 – “Debt”).

As of June 30, 2020, the fair value of the liability related to the sale of future royalties is $154.9 million and is based on our current estimates of future royalties expected to be paid to RPI Finance Trust, an entity related to Royalty Pharma, over the life of the arrangement, which are considered Level 3 inputs (See Note 8 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	June 30, 2020	December 31, 2019
Accrued liabilities:
Clinical and preclinical costs	$3,655	$2,215
Compensation related	7,476	8,343
Other accrued expenses	2,557	1,565
Total accrued liabilities	$13,688	$12,123

Note 6 — Leases

The lease for our existing facilities expires in 2021 and includes rental payments on a graduated scale and payment of certain operating expenses. As of June 30, 2020, the remaining lease term is 1.0 years and the discount rate used to determine the operating lease liability was 9.0%.

In July 2019, we amended the lease agreement in connection with our leasing of additional premises within the same office location (the “Expansion Lease”) for 9,530 square feet of an office space. The Expansion Lease has an initial term of 39 months, and commenced in January 2020. As of June 30, 2020, the remaining lease term of the Expansion Lease is 2.8 years and the discount rate used to determine the operating lease liability was 11.5% .

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility located in South San Francisco, California (the “Oyster Point Lease”). The lease has an initial term of twelve years and may commence in the fourth quarter of 2021. We have two consecutive five-year options to extend the lease. Subject to rent abatement for the first two months of the lease, we will be required to pay $5.45 per square foot for 159,891 square feet for the first twelve months of the lease term, which will increase at a rate of 3.5% per year. After the first twelve months of the lease, rent will be payable on the entire leased square footage. A refundable security deposit of $5.1 million is also required as part of the lease. We paid fifty percent of the security deposit amount on December 31, 2019 and the remaining fifty percent is due in January 2021. The landlord will provide a tenant improvement allowance of $35.3 million for costs relating to the initial design and construction of the improvements. We will pay certain operating costs of the facility and have certain rights to sublease under the agreement. The total commitment of undiscounted lease payments for the Oyster Point lease was $217.7 million as of June 30, 2020.

The Company has not recognized a right-of-use asset or aggregate lease liability as of June 30, 2020 for the Oyster Point Lease as the underlying assets were unavailable for use by the Company at any time in the period ended June 30, 2020.

The undiscounted future non-cancellable lease payments under all of our lease agreements as of June 30, 2020 is as follows (in thousands):

Years ending December 31:
2020 remainder	$2,662
2021	4,616
2022	12,694
2023	16,195
2024	16,648
Thereafter	170,919
Total undiscounted future lease payments	223,734
Less: Undiscounted lease payments related to Oyster Point Lease	(217,667)
Less: Present value adjustments	(401)
Total lease liability	$5,666

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2020 and 2019 was $3.6 million and $2.3 million, respectively, and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

Rent expense was $1.4 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.8 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively.

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

Interest expense for the Term Loan was $1.2 million and $1.4 million for the three months ended June 30, 2020 and 2019, respectively, and $2.5 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the interest rate applicable to borrowings under the Term Loan was 8.05%.

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property. If the Term Loan becomes subject to mandatory prepayment under these provisions, we are subject to certain prepayment premiums of 3.00% in the first year, 2.00% in the second year and 1.00% in the third year and thereafter. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the Term Loan and accounted for separately from the host contract. As of June 30, 2020, the fair value of this embedded derivative was immaterial.

Future minimum payments under the Term Loan Agreement are (in thousands):

Years ending December 31:
2020 remainder	$1,841
2021	12,519
2022	20,264
2023	23,381
Future minimum payments	58,005
Less: Interest and final payment	(13,005)
Term Loan, gross	$45,000

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

Debt issuance costs for the issuance of the 2026 Notes were approximately $5.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2026 Notes. Transaction costs attributable to the liability component were approximately $3.1 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the 2026 Notes. The transaction costs attributable to the equity component were approximately $1.9 million and were netted with the equity component in stockholders’ equity. As of June 30, 2020, the unamortized debt issuance cost for the 2026 Notes was $3.0 million on the consolidated balance sheet.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Contractual interest expense	$1,380	$2,760
Amortization of debt discount	1,276	2,513
Amortization of debt issuance costs	12	25
Total interest costs recognized	$2,668	$5,298

The effective interest rate on the liability component of the 2026 Notes was 12.5% for the year ended June 30, 2020, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $48.3 million as of June 30, 2020, and will be amortized over approximately 6.5 years. The if-converted value of the 2026 Notes exceeded its principal amount by $255.0 million as of June 30, 2020.

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

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of June 30, 2020, the Company had not purchased any shares under the convertible note capped call transactions.

Note 8 — Liability Related to Sale of Future Royalties

In February 2017, we entered into a royalty purchase agreement (the “RPI Agreement”) with RPI Finance Trust (“RPI”) under which we sold a portion of our right to receive royalties on potential net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million, which is non-refundable even if omecamtiv mecarbil is never commercialized (the “RPI Royalty Monetization”). Under the Amgen Agreement, we are entitled to tiered royalties of 16.0% - 26.0% related to worldwide sales (excluding Japan) of omecamtiv mecarbil. Under the RPI Agreement, RPI is entitled to receive a royalty on omecamtiv mecarbil sales (and potentially other compounds with the same mechanism of action) that would have otherwise been payable to the Company from Amgen during the period from its commercialization to 2035. The royalty rate payable to RPI is dependent upon the commercialization date of omecamtiv mecarbil with the rate starting at 4.5% if omecamtiv mecarbil is commercialized prior to July 1, 2022 and increasing thereafter up to 5.5%. Concurrently, we entered into a common stock purchase agreement with RPI through which RPI purchased 875,656 shares of the Company’s common stock for $10.0 million. We allocated the consideration and issuance costs on a relative fair value basis to the Liability related to the sale of future royalties (the “RPI Liability”) and the common stock, which resulted in the RPI Liability being initially recognized at $92.3 million.

We account for the RPI Royalty Monetization as a liability primarily because we have significant continuing involvement in generating the royalty stream under the Amgen Agreement. If and when omecamtiv mecarbil is commercialized and royalties become payable under the Amgen Agreement, we will recognize the portion of royalties paid to RPI from Amgen as non-cash revenue with a corresponding decrease to the RPI Liability.

In order to amortize the RPI Liability, we estimate the future royalties to be paid by Amgen to RPI over the life of the arrangement. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. Consequently, we estimate an imputed rate of interest on the unamortized portion of the RPI Liability, which was approximately 17% as of June 30, 2020 and December 31, 2019.

We periodically assess the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent such payments are greater or less than our initial estimates or the timing of such payments is materially different than its original estimates, we will prospectively adjust the amortization of the RPI Liability and the effective interest rate.

There are a number of factors that could materially affect the amount and timing of royalty payments from Amgen, most of which are not within our control. The RPI Liability is recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data, including data from Amgen who has primary commercialization responsibilities, and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, timing of the expected launch and its impact on the royalty rate as well as the overall probability of a successful Phase 3 trial. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RPI Liability. During 2019 and through the first six months of 2020, there were no material changes to the significant unobservable inputs used to recognize the RPI Liability.

Changes to the RPI Liability related to the sale of future royalties are as follows (in thousands):

	2020	2019
Beginning balance, January 1	$143,276	$122,473
Interest accretion	5,689	4,819
Amortization of issuance costs	18	16
Ending balance, March 31	148,983	127,308
Interest accretion	5,912	5,064
Amortization of issuance costs	19	16
Ending balance, June 30	$154,914	$132,388

We recognized $5.9 million and $5.1 million in non-cash interest expense for the three months ended June 30, 2020 and 2019, respectively, and $11.6 million and $9.9 million for the six months ended June 30, 2020 and 2019, respectively, related to the RPI Agreement.

Note 9 — Stockholders’ Equity

Equity Incentive Plan

In May 2019, the Company’s stockholders approved an amendment to the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”) to increase the number of authorized shares reserved for issuance under the 2004 Plan by 4.1 million shares. In May 2020, the Company’s board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by 0.8 million shares for inducement grants to potential new employees. As of June 30, 2020, 2.8 million authorized shares were available for grant under the 2004 Plan.

Employee Stock Purchase Plan

In May 2020, the Company’s stockholders approved an amendment to the 2015 Employee Stock Purchase Plan (the “ESPP”) to increase the number of common stock shares reserved for issuance under the ESPP by 0.5 million shares. As of June 30, 2020, 0.5 million shares of common stock reserved for issuance under the ESPP.

Warrants

During the first quarter of 2020, in connection with the Term Loan Agreement further described in Note 7, we issued a warrant with an exercise price of $10.42 per share to purchase 21,595 shares of our common stock. The warrant was issued in connection with achieving the interest-only extension milestone 1 in the Term Loan Agreement. The warrant was fully exercisable and expires in January 2030. The $0.2 million fair value of the warrant related to the Term Loan was recorded as interest expense in the period. As of June 30, 2020, we had outstanding warrants issued pursuant to the Original Loan Agreement and Term Loan Agreement with a weighted average exercise price of $7.62 per share to purchase 187,019 shares of our common stock.

Claims settlement

In the first quarter of 2020, we received $2.2 million from a claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

Note 10 – Subsequent Events

RTW Transactions

On July 14, 2020, we entered into a series of transactions as described below with RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”), an entity affiliated with certain investment funds managed by RTW Investments, LP, (“RTW”) and Ji Xing Pharmaceuticals Limited (“Ji Xing”) related to Cytokinetics’ proprietary small molecule cardiac myosin inhibitor product referred to as CK-274 and other assets (together, the “RTW Transactions”). Pursuant to the RTW Transactions, we expect to receive a combination of committed capital, funding and sale proceeds from RTW and Ji Xing and we are eligible to receive up to $200.0 million in milestone payments plus royalties on future sales of CK-274 and other clinical indications that may be associated with excessive cardiac muscle contractility in the greater China region, including mainland China, Hong Kong, Macau and Taiwan.

License and Collaboration Agreement

On July 14, 2020, we entered into a License and Collaboration Agreement (the “Ji Xing License Agreement”) with Ji Xing, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize CK-274 in the greater China region. Under the terms of the Ji Xing License Agreement, we received from Ji Xing an upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to CK-274 in the field of obstructive hypertrophic cardiomyopathy (“oHCM”) and/or non-obstructive hypertrophic cardiomyopathy (“nHCM”) and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of CK-274 in the greater China region, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

Funding Agreement

On July 14, 2020, we entered into a Funding Agreement (the “Funding Agreement”) with RTW Royalty Holdings. Pursuant to the Funding Agreement, RTW Royalty Holdings has committed to provide up to $90.0 million (the “Funding Commitment”), to fund our development and commercialization of CK-274 in nHCM and oHCM. Half of the Funding Commitment will be available, at our option, if certain clinical trial milestones of CK-274 for oHCM are achieved by January 14, 2023, and the other $45.0 million of the Funding Commitment will be available, at our option, if certain clinical trial milestones of CK-274 for nHCM are achieved by January 14, 2024. If we develop CK-274 in another indication, we will negotiate an additional funding commitment from RTW to fund our development and commercialization of CK-274 in such other indication (other than oHCM or nHCM).

In exchange for the Funding Commitment and upon receipt of such funding from RTW Royalty Holdings, we have agreed to make payments to RTW Royalty Holdings equal to 2%, if RTW Royalty Holdings funds $45.0 million of the Funding Commitment, or 4%, if RTW Royalty Holdings funds the full $90.0 million of the Funding Commitment, in each case in respect of net sales of CK-274 by us and any of our licensees in the United States, the European Union, Switzerland, the United Kingdom and certain other countries in Europe (collectively referred to as the “CK-274 Territory”). In addition, should we exercise our option pursuant to the Funding Agreement, such agreement contains certain covenants applicable to us, including, among other things, development and commercialization diligence obligations in connection to the CK-274 Territory, use of proceeds, reporting and encumbrances.

The Funding Agreement contains customary conditions to disbursement, which may include the consent of our senior secured lenders at the time of disbursement. On July 16, 2020, we entered into an amendment to the Term Loan Agreement, which permits, subject to entry into an intercreditor agreement between Oxford and RTW in form and substance reasonably satisfactory to the Lenders and RTW, the draw of funding under the Funding Agreement and the grant of a security interest to RTW in the intellectual property located in the United States and accounts receivable related to CK-274 thereunder.

Royalty Purchase Agreement

On July 14, 2020, we entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”) with RTW Royalty Holdings, pursuant to which we will sell our right to receive certain payments on the net sales of products containing the compound mavacamten, a cardiac myosin inhibitor (the “Mavacamten Royalty”), under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. (“MyoKardia”) (as amended, the “Collaboration Agreement”), to RTW Royalty Holdings for a one-time payment of $85.0 million. The purchase price will be paid to us at closing, which is expected to occur on or before October 12, 2020 or such later date as may be agreed by the parties. The closing of the transaction contemplated by the Royalty Purchase Agreement is subject to customary closing conditions, including the parties’ obtaining the consent of MyoKardia to the sale of the Mavacamten Royalty to RTW Royalty Holdings, as well as obtaining the consent of the Lenders. On July 16, 2020, the Lenders granted their consent to the consummation of the sale and purchase transaction under the Royalty Purchase Agreement.

Common Stock Purchase Agreements

On July 14, 2020, we entered into Common Stock Purchase Agreements (collectively the “CSPAs”), with each of RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited (collectively the “RTW Investors”). Pursuant to the CSPAs, we issued and sold an aggregate of 2,000,000 shares of our common stock at a price per share of $25.00 and an aggregate purchase price of $50.0 million. Such shares are subject to certain trading and other restrictions.

Public Offering of Common Stock

On July 21, 2020, we closed an underwritten public offering of 8,385,417 shares of our common stock at a public offering price of $24.00 which included the exercise in full by the underwriters of their option to purchase up to 1,093,750 shares of our common stock at the same price. The gross proceeds were $201.3 million and net proceeds were approximately $189 million, after deducting underwriting discounts, commissions and offering costs.

Warrants

On July 16, 2020, OTA LLC, as assignee of Oxford, exercised 51,214 warrants with a strike price of $6.59 per share, 48,892 warrants with a strike price of $6.903 per share, and 25,352 warrants with a strike price of $7.10 per share and elected the cashless settlement method. Accordingly, on July 21, 2020, we issued to OTA LLC a total of 95,932 shares of our common stock.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2020;
•	the sufficiency of existing resources to fund our operations for at least the next 12 months;
•	our capital requirements and needs for additional financing;
•	our ability to exercise an option to receive up to $90.0 million in cash under the Funding Agreement;
•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, Amgen, Astellas and Ji Xing, including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;

•

the results from the clinical trials, the non-clinical studies and chemistry, manufacturing, and controls activities of our drug candidates and other compounds, and the significance and utility of such results;

•	anticipated interactions with regulatory authorities;
•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;
•	the advancement of omecamtiv mecarbil in Phase 3 clinical development or the timing of any results from such Phase 3 clinical trial;
•	our expected roles in research, development or commercialization under our strategic alliances with Amgen and Astellas and Ji Xing;
•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;
•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen, Astellas or Ji Xing;
•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•	market acceptance of our drugs;
•	changes in third party healthcare coverage and reimbursement policies;
•	our plans or ability to commercialize drugs, with or without a partner, including our intention to develop sales and marketing capabilities;
•	the focus, scope and size of our research and development activities and programs;
•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;
•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;
•	future payments and other obligations under loan, lease agreements, and revenue interest agreement and the convertible notes;

•	potential competitors and competitive products;
•	retaining key personnel and recruiting additional key personnel;
•	the potential impact of recent accounting pronouncements on our financial position or results of operations; and
•	the potential impact of the COVID-19 pandemic on our research and development activities and business operations, including the availability of financing.

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
•

Ji Xing’s decisions with respect to the timing, design and conduct of development and commercialization activities for CK-274 in the People’s Republic of China (including the Hong Kong SAR and Macau SAR) (together “China”) and Taiwan;

•	our ability to consummate the transactions contemplated by the Royalty Purchase Agreement;
•	our ability to receive funds under the Funding Agreement, which is subject to certain conditions;
•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;
•	our ability to obtain additional financing on acceptable terms, if at all;
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

In addition, such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document and the documents incorporated herein by reference. Such statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

AMG 594 was discovered under our joint research program with Amgen. In collaboration with Cytokinetics, Amgen conducted a randomized, placebo-controlled, double-blind, single and multiple ascending dose, single-center Phase 1 study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of AMG 594 in healthy subjects.

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

We expect top-line results for GALACTIC-HF in the fourth quarter of 2020.

METEORIC-HF: In collaboration with Amgen, we are conducting METEORIC-HF, a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance. Patients are being randomized in a 2:1 fashion to omecamtiv mecarbil, which is started at 25 mg twice daily and titrated to 25, 37.5 or 50 mg twice daily based on the same PK-guided dosing regimen as is used in GALACTIC-HF, or to placebo. METEORIC-HF is planned to enroll approximately 270 symptomatic chronic heart failure patients in nine countries. The primary endpoint of METEORIC-HF is change in peak oxygen uptake on Cardio-Pulmonary Exercise Testing (“CPET”) from baseline to Week 20. Secondary endpoints include change in total workload during CPET from baseline to Week 20, change in ventilatory efficiency during CPET from baseline to Week 20 and change in the average daily activity units measured over 2 weeks from baseline to Week 18-20. After temporarily suspending enrollment in METEORIC-HF due to the COVID-19 pandemic earlier this year, we resumed enrollment in June. We believe enrollment may be completed in early 2021.

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

AMG 594: Clinical Development

In collaboration with Cytokinetics, Amgen conducted a randomized, placebo-controlled, double-blind, single and multiple ascending dose, single-center Phase 1 study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of AMG 594 in healthy subjects. The study design includes several single ascending dose cohorts and three multiple ascending dose cohorts, with eight healthy subjects per cohort. The Phase 1 study is now complete with data analysis ongoing. We are discussing with Amgen potential next steps in the development program for AMG 594.

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

Ji Xing Strategic Alliance

On July 14, 2020, we entered into the Ji Xing License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize CK-274 in the greater China region. Under the terms of the Ji Xing License Agreement, we received from Ji Xing an upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to CK-274 in the field of obstructive hypertrophic cardiomyopathy, or oHCM, and/or non-obstructive hypertrophic cardiomyopathy, or nHCM, and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of CK-274 in the greater China region, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

CK-274: Clinical Development

We conducted a Phase 1 double-blind, randomized, placebo-controlled, multi-part, single and multiple ascending dose clinical trial of CK-274 to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-274 in healthy subjects. In 2019 we presented data from the Phase 1 study of CK-274. The study met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of CK-274, describe the pharmacokinetics of CK-274 and its pharmacodynamic effects as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of CK-274 into a Phase 2 clinical trial in patients with obstructive HCM. In 2019, we prepared for the start of REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM), the Phase 2 clinical trial designed to determine the safety and tolerability of CK-274 in patients with symptomatic, obstructive HCM. REDWOOD-HCM started in the first quarter of 2020 and will continue through 2020. In response to the COVID-19 pandemic, we temporarily suspended enrollment in REDWOOD-HCM to protect the safety and health of clinical trial participants and healthcare professionals but have since resumed enrollment. We expect data from the first cohort of patients in REDWOOD-HCM, which will inform progression of the trial to the second cohort, to be available by the end of 2020.

CK-271

In the first quarter of 2020, we submitted an IND for CK-271, a second cardiac myosin inhibitor, and we were notified by the FDA that the IND was accepted. We plan to start a Phase 1 study of CK-271 in the third quarter of 2020. One of the hallmarks of Cytokinetics’ research and development approach has been to advance multiple compounds to enable potential expansion of a drug development program into different indications and patient populations.

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

Cytokinetics and Astellas signed a Fast Skeletal Regulatory Activator Agreement dated April 23, 2020 (the “Astellas FSRA Agreement”). As a result of the FSRA Agreement, Cytokinetics will now have exclusive control and responsibility for Cytokinetics’ future development and commercialization of reldesemtiv, CK-601 and other fast skeletal regulatory activator (collectively “FSRA”) compounds and products, and accordingly, Astellas has agreed to terminate its license to all FSRA compounds and related products. Under the Astellas FSRA Agreement, Astellas has agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with Cytokinetics’ potential Phase 3 clinical trial of reldesemtiv in ALS up to a maximum contribution by Astellas of $12 million. In addition, Astellas has agreed to non-cash contributions to Cytokinetics, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. Astellas has also agreed to the continued conduct of ongoing stability studies pertaining to such existing inventories of active pharmaceutical ingredient, at Astellas’ cost. In exchange, Cytokinetics will pay Astellas a low- to mid- single digit royalty on sales of reldesemtiv in the United States, Canada, United Kingdom and the European Union until the later of (i) ten years following the first commercial sale of such product in a major market country, or (ii) December 31, 2034, subject to certain royalty reduction provisions. Cytokinetics would not owe Astellas royalties on sales of reldesemtiv in any other country, or on the sale of any FSRA compounds or related products other than reldesemtiv.

Cytokinetics and Astellas also signed a License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020 (the “Astellas OSSA Agreement”). The Astellas OSSA Agreement is an amendment and restatement of the Astellas Agreement and removes the FSRA compounds and related products from the collaboration.

Under the Astellas OSSA Agreement, Astellas has extended the joint research program at Cytokinetics focused on the discovery of additional next-generation skeletal muscle activators (other than FSRAs) through December 31, 2020, with a minimum of fifteen (15) research FTE’s being supported by Astellas.

In addition, under the Astellas OSSA Agreement, Astellas has exclusive rights to co-develop and commercialize skeletal sarcomere activators (other than FSRA compounds and products) in all indications, subject to certain development and commercialization rights of Cytokinetics; Cytokinetics may co-promote and conduct certain commercial activities in the U.S., Canada and/or Europe under agreed scenarios. Astellas will be responsible for the costs associated with the development of all collaboration products under the Astellas OSSA Agreement, subject to Cytokinetics’ option to co-fund certain development costs as described below. Cytokinetics retains an option to conduct early-stage development for certain agreed indications at its initial expense, subject to reimbursement if development continues under the collaboration. Astellas will reimburse Cytokinetics for certain expenses associated with its co-promotion activities. The Astellas OSSA Agreement also provides for Cytokinetics to lead certain activities relating to the commercialization of collaboration products for neuromuscular indications in the U.S., Canada and Europe under particular scenarios. The research term may be extended beyond December 31, 2020 by mutual consent.

If development candidates are identified and advance in clinical research, the Astellas OSSA Agreement contains provisions related to shared development roles between Cytokinetics and Astellas, and opportunities for Cytokinetics to co-invest and/or co-promote under certain conditions. In the case of molecules taken forward solely by Astellas, Cytokinetics would receive development and regulatory milestones of $25 to $35 million per product, up to $250 million for all products, except under certain scenarios, commercial milestones of up to $200 million, and royalties that range from a mid-single digit level to low double-digits.  In the event of co-investment by Cytokinetics and approvals in certain indications, Cytokinetics would receive royalties ranging from mid-to-high double digits (not to exceed an incremental rate in the mid-twenties).

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

Reldesemtiv: Clinical Development

SMA: In 2018, we announced data from a hypothesis-generating, Phase 2 double-blind, randomized, placebo-controlled clinical study in patients with SMA which was designed to determine potential pharmacodynamic effects of a suspension formulation of reldesemtiv following 8 weeks of oral dosing in each of two cohorts of 36 patients with Type II, Type III, or Type IV disease. Secondary objectives were to evaluate the safety, tolerability and pharmacokinetics of reldesemtiv. The study showed statistically significant concentration-dependent increases in changes from baseline in Six Minute Walk Distance (“6MWD”), a sub-maximal exercise test of aerobic capacity and endurance. The study also showed statistically significant increases for Maximal Expiratory Pressure (“MEP”), a measure of strength of respiratory muscles. Other assessments, including the Hammersmith Functional Motor Score – Extended, Revised Upper Limb Module, Timed Up-and-Go, Forced Vital Capacity, and the SMA Health Index (“SMA-HI”), a patient reported outcome measure (“PROM”) developed to comply with FDA standards for PROMs, did not demonstrate differences between reldesemtiv versus placebo. Adverse events were similar between groups receiving reldesemtiv and placebo.

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

In the fourth quarter of 2019 and the first half of 2020, we convened regulatory interactions and conducted feasibility and other planning activities in preparation for the potential advancement of reldesemtiv to a Phase 3 trial in patients in ALS.

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

Ongoing Research in Skeletal Muscle Activators

Currently our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with FSTAs to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also are conducting preclinical research on other chemically and pharmacologically distinct mechanisms to activate the skeletal sarcomere, which we have agreed to be the focus for our continued joint research program with Astellas, which was extended through 2020.

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

Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for a vast majority of our employees effective March 16, 2020, while maintaining certain essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite procedures. We have since implemented a voluntary return to work for our employees subject to precautionary measures such as mandatory temperature checks for those employees that do work on site from time to time.

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

After temporarily suspending enrollment in METEORIC-HF and REDWOOD-HCM due to the COVID-19 pandemic earlier this year, we have since resumed enrollment in both trials. In respect of METEORIC-HF, we believe enrollment may be completed in early 2021. We expect data from the first cohort of patients in REDWOOD-HCM, which will inform progression of the trial to the second cohort, to be available by the end of 2020.

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

Results of Operations

Revenues

Revenue for the three months ended June 30, 2020 and 2019 was $3.6 million and $7.1 million, respectively, and primarily consisted of research and development revenue from our collaborations with Amgen of $2.1 million and $2.8 million, respectively, and Astellas of $1.2 million and $4.4 million, respectively.

Revenues for the six months ended June 30, 2020 and 2019 was $7.4 million and $15.6 million, respectively, and primarily consisted of research and development revenue from our collaborations with Amgen of  $4.4 million and $6.9 million, respectively, and Astellas of $2.7 million and $8.7 million, respectively.

Research and Development Expenses

Research and development expenses for the three and six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2020	June 30, 2019	Increase (Decrease)	June 30, 2020	June 30, 2019	Increase (Decrease)
Cardiac muscle contractility	$12,773	$11,350	$1,423	$24,881	$22,823	$2,058
Skeletal muscle contractility	2,443	6,834	(4,391)	5,062	13,782	(8,720)
All other research programs	6,574	5,833	741	13,585	10,957	2,628
Total research and development expenses	$21,790	$24,017	$(2,227)	$43,528	$47,562	$(4,034)

Research and development expenses for the three and six months ended June 30, 2020 decreased by $2.2 million and $4.0 million, respectively, from the three and six months ended June 30, 2019, primarily due to reduced spending for reldesemtiv which was completed in 2019 offset by clinical activities for our cardiac myosin inhibitor program.

We may continue to develop reldesemtiv to treat ALS and SMA. Under the Astellas FSRA Agreement, Astellas has agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with Cytokinetics’ potential Phase 3 clinical trial of reldesemtiv in ALS up to a maximum contribution by Astellas of $12 million. In addition, Astellas has agreed to non-cash contributions to Cytokinetics, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. Astellas has also agreed to the continued conduct of ongoing stability studies pertaining to such existing inventories of active pharmaceutical ingredient, at its cost. Under our strategic alliance with Amgen, we expect to continue the Phase 3 development of omecamtiv mecarbil for the potential treatment of heart failure. We expect to continue the development of CK-274 to assess the potential of CK‑274 to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM.

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

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2020 increased by $4.3 million and $7.3 million, respectively, from the three and six months ended June 30, 2019, primarily due to an increase in personnel related costs including stock-based compensation and higher outside service spend. We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the three and six months ended June 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2020	June 30, 2019	Increase (Decrease)	June 30, 2020	June 30, 2019	Increase (Decrease)
Term loan	$1,205	$1,377	$(172)	$2,450	$2,547	$(97)
Convertible notes	2,668	—	2,668	5,298	—	5,298
Warrants	—	—	—	184	—	184
Other	19	—	19	37		37
Total interest expense	$3,892	$1,377	$2,515	$7,969	$2,547	$5,422

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to liability related to sale of future royalties for the three and six months ended June 30, 2020 and 2019 resulted from accretion of the liability related to the sale of future royalties. We anticipate that this non-cash interest expense will increase in the future primarily due to accretion of the liability over time.

Interest and Other Income, net

Interest and other income, net for the three and six months ended June 30, 2020 and 2019 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

June 30, 2020
Financial assets:
Cash and cash equivalents	$61,134
Short-term investments	151,929
Total cash, cash equivalents and marketable securities	$213,063
Borrowings:
Term loan, net	45,631
Convertible notes, net	86,743
Total borrowings	$132,374
Working capital:
Current assets	$218,954
Current liabilities	22,696
Working capital	$196,258

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

Net cash used in operating activities of $57.6 million in the first half of 2020 was largely due to ongoing research and development activities, and general and administrative expenses to support those activities. Net loss for the first half of 2020 included, among other items: non-cash stock based compensation, non-cash interest expense related to sale of future royalties and non-cash interest expense related to debt.

Net cash provided by investing activities of $78.1 million in the first half of 2020 was primarily due to proceeds from the sales and maturity of investments offset by purchases of investments.

Net cash provided by investing activities of $4.1 million in the first half of 2020 was primarily due to proceeds related to stock based activities, including a $2.2 million claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

In July 2020, we sold shares of our common stock to the RTW Investors for $50 million and we closed an underwritten public offering and received approximately $189 million in net proceeds. In July 2020, we also received an upfront payment of $25 million under the Ji Xing License Agreement.

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

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities. We have funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreements, a revenue interest agreement, strategic alliances, long-term debt, other financings, interest on investments and grants. We believe that our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we will require significant additional funding to enable us to conduct further development of our product candidates. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than through our Royalty Purchase Agreement with RTW Royalty Holdings, the Funding Agreement with RTW Royalty Holdings, and reimbursements, milestone and royalty payments that we may receive under our collaboration agreements with Amgen, Astellas and Ji Xing. We may not receive any further funds under those agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

For example, under the Funding Agreement, we have the right to exercise an option to receive up to $90.0 million in cash if certain conditions are met, notably the randomization of a first patient in the first obstructive HCM pivotal clinical trial of CK-274 and/or the randomization of a first patient in the first non-obstructive HCM pivotal clinical trial of CK-274.  No assurance can be given that any of such conditions will be fulfilled prior to expiration of our ability to exercise our option pursuant to the Funding Agreement, and all or part of the proceeds made available to us, may need to be utilized for the prepayment or repayment of other outstanding indebtedness at the time under our Loan and Security Agreement, dated as of May 17, 2019, or the Term Loan Agreement, with Oxford Finance LLC, or Oxford, as collateral agent, and Silicon Valley Bank and Oxford as lenders party thereto, or the Lenders, as amended, pursuant to which the Lenders made available to us a $45.0 million loan, or the Term Loan, or any other indebtedness we have outstanding at that time. Moreover, in the event we were to exercise our option pursuant to the Funding Agreement, we would be obligated to make royalty payments to RTW of up to 4% of our net sales of CK-274 in the CK-274 Territory, which may or may not be more favorable to us than prevailing interest rates at the time of exercising such option.

To the extent that we raise additional funds through strategic alliances or licensing or other arrangements with third parties, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, grant licenses on terms that may not be favorable to us, or, as in the case of the Funding Agreement, incur obligations to pay amounts based on future sales of our product candidate CK-274. To the extent that we raise additional funds by issuing equity securities, our stockholders will experience additional dilution and our share price may decline. To the extent that we raise additional funds through debt financing, the financing may involve covenants that restrict our business activities. In addition, funding from any of these sources, if needed, may not be available to us on favorable terms, or at all, or in accordance with our planned timelines.

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

As of December 31, 2019, we had $183.0 million aggregate principal amount of indebtedness, comprised of $45.0 million under our Term Loan, on a senior secured basis, and $138.0 million under our convertible senior notes due 2026, or the 2026 Notes. Additionally, we have the ability to exercise an option for up to $90.0 million in cash under the Funding Agreement, which, if utilized, will result in additional payment obligations of up to 4% of our net sales of CK-274 in the CK-274 Territory. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Covenants in our Term Loan Agreement, the indenture related to the 2026 Notes and the Funding Agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. Our operations may not provide sufficient cash to meet the repayment obligations of our debt incurred under the Term Loan Agreement.

The Term Loan Agreement and the indenture related to the 2026 Notes requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, should we exercise our option pursuant to the Funding Agreement, such agreement contains certain covenants applicable to us, including among other things, development and commercialization diligence obligations in connection to CK-274, use of proceeds, reporting and encumbrances, which could also restrict our business and operations, particularly in connection to our development and commercialization of CK-274.

Our failure to comply with any of the covenants could result in a default under the Term Loan Agreement, the indenture related to the 2026 Notes, or the Funding Agreement which could permit the creditors to declare all or part of any outstanding borrowings or other payment obligations to be immediately due and payable and/or enforce any outstanding liens against our assets.

In addition, certain provisions in the 2026 Notes and the related indenture could make a third party attempt to acquire us more difficult or expensive.  For example, if a takeover constitutes a fundamental change under our indenture, then noteholders will have the right to require us to repurchase their notes for cash.  In addition, if a takeover constitutes a make-whole fundamental change under our indenture, then we may be required to temporarily increase the conversion rate.  In either case, and in other cases, our obligations under the notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

If we are unable to repay those amounts, the relevant creditors could proceed against the collateral granted to them to secure that debt (if any), which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the Lenders in connection to the Term Loan can also impose a 5.0% penalty. In addition, the Term Loan has interest only payments through July 1, 2021. The interest only period may be extended through December 31, 2021 upon the achievement of positive results in GALACTIC-HF, the trial of omecamtiv mecarbil in chronic heart failure. If we do not achieve some or all of these development milestones, our liquidity and cash position may be harmed.

We will depend on Ji Xing for the development and commercialization of CK-274 in the greater China region.

Under the terms of the Ji Xing License Agreement, Ji Xing will be responsible for the development and commercialization of CK-274 in the greater China region, including mainland China, Hong Kong, Macau and Taiwan. The timing and amount of any milestone and royalty payments we may receive under the Ji Xing License Agreement will depend in part on the efforts and successful commercialization of CK-274 by Ji Xing. We do not control the individual efforts of Ji Xing, and any failure by Ji Xing to devote sufficient time and effort to the development and commercialization of CK-274 or  to meet its obligations to us, including for future milestone and royalty payments; or to adequately deploy business continuity plans in the event of a crisis, or to satisfactorily resolve significant disagreements with us could each have an adverse impact on our financial results and operations. We will also depend on Ji Xing to comply with all applicable laws relative to the development and commercialization of CK-274 in the greater China region. If Ji Xing were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the Ji Xing License Agreement could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development and commercialization of CK-274 in greater China. Alternatively, we may attempt to identify and transact with a new sub-licensee, but there can be no assurance that we would be able to identify a suitable sub-licensee or transact on terms that are favorable to us.

Our right to receive payment under the Royalty Purchase Agreement is conditional upon satisfaction of certain conditions precedent.

On July 14, 2020, we entered into the Royalty Purchase Agreement with RTW, pursuant to which we agreed to sell to RTW Royalty Holdings our right to receive the Mavacamten Royalty under the Collaboration Agreement in consideration for a cash payment by RTW to us of $85.0 million. The Royalty Purchase Agreement is subject to the satisfaction of certain closing conditions, including MyoKardia providing its consent to the sale of the Mavacamten Royalty to RTW Royalty Holdings. In order to complete this sale transaction, such conditions must be satisfied or waived by RTW Royalty Holdings on or prior to October 12, 2020 or such later date as may be agreed by the parties. Should such conditions fail to be satisfied or waived by RTW Royalty Holdings prior to October 12, 2020 or such later date as may be agreed by the parties, RTW will have the right to terminate the Royalty Purchase Agreement, in which case we will retain our rights to the Mavacamten Royalty, but RTW Royalty Holdings will no longer be under any obligation to pay the purchase price to us.

We have never generated, and may never generate, revenues from commercial sales of our drugs and we will not have drugs to market for at least several years, if ever.

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective, covered by insurance or government sponsored medical plans, and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our clinical-stage drug candidates include omecamtiv mecarbil for the potential treatment of heart failure and reldesemtiv for the potential treatment of ALS and potentially other indications associated with muscle weakness. We cannot be certain that the clinical development of our current or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates. We have limited experience in drug formulation and manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. Amgen has assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Prior to entry into the Astellas FSRA Agreement, Astellas had primary responsibility for the manufacturing for the ongoing development of reldesemtiv worldwide. Now that we have assumed responsibility for the ongoing development of reldesemtiv worldwide, we will need to effect a transfer of manufacturing of reldesemtiv to one or more contract manufacturers and to rely on such contract manufacturers for future supply. If any partner were to terminate the development of any of our other existing drug candidates, we may need to rely on contract manufacturers for the ongoing supply of those drug candidates as well. Moreover, under the Ji Xing License Agreement, we have committed to providing Ji Xing with supply of CK-274 for development and commercialization of CK-274 in the greater China region, which we will have to source from our contract manufacturers. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials, and to fulfil our obligations under the Ji Xing License Agreement. If any of our existing or future contract manufacturers fail to perform satisfactorily, it could delay development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues, and also lead to our breach of the Ji Xing License Agreement, giving rise to the ability to terminate such agreement and other adverse consequences as stipulated in the Ji Xing License Agreement. In addition, if a contract manufacturer fails to perform as agreed, our ability to collect damages may be contractually limited.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Corlanor® (ivabradine), and Entresto® (sacubitril/valsartan). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis AG, Merck & Co., Inc., Bayer AG, AstraZeneca PLC and MyoKardia, Inc. Omecamtiv mecarbil may also compete with currently approved products, such as in the SGLT2 class, that may expand their labels to include treatment of patients with heart failure, including Forxiga® (dapagliflozin), Invokana® (canagliflozin), and Jardiance® (empagliflozin). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

If reldesemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it will then compete with RADICAVAtm (edaravone), the first FDA approved drug for the treatment of ALS since riluzole in 1995, and may then compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, Alexion Pharmaceuticals, Inc., Orphazyme, NeuralStem, MediciNova, Ionis Pharmaceuticals, Inc. (in collaboration with Biogen Inc.), AB Sciences, Orion, Pharmaceuticals, Mitsubishi Tanabe Pharma Corporation, Treeway, Genentech, Inc., and BrainStorm Cell Therapeutics. Also, if reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of SMA, it will then compete with SPINRAZA® (nusinersen) and Zolgensma® (onasemnogene abeparvovec-xioi) and may then compete with other potential new therapies being developed by companies including, but not limited to, F. Hoffman-La Roche Ltd. (in collaboration with PTC Therapeutics, Inc.). If reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of non-neuromuscular indications associated with muscle weakness, it may then compete with other potential new therapies being developed by companies including, but not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Stealth BioTherapeutics, and Novartis (in collaboration with MorphoSys AG).

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

On July 24, 2019, we entered into a lease agreement with KR Oyster Point 1, LLC (the “Kilroy”), a subsidiary of Kilroy Realty Corporation, relating to the lease of approximately 234,892 square feet of office and laboratory space at a facility (currently under construction) located in South San Francisco, California (the “New Facility”). Kilroy is expected to deliver possession of the New Facility in the fourth quarter of 2021, while the lease (the “Current Lease”) to our existing facility at 280 E Grand Avenue, South San Francisco (the “Old Facility”) expires on June 30, 2021. In the event that the New Facility is not delivered to us in sufficient time to allow us to move our operations to the New Facility as anticipated, whether as a result of potential construction delays attributable to the COVID 19 pandemic or otherwise, we may be required to holdover the Old Facility past expiry of its term, leading to: (i) additional costs (including holdover rent at 150% of our current rent); (ii) liability under our indemnification obligations owed to our current landlord under the Current Lease; and (iii) disruption to our business.

Our business is currently adversely affected and could be materially and adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics, including the ongoing COVID 19 pandemic. The COVID-19 pandemic continues to adversely impact our business and could materially and adversely affect our operations, as well as the businesses or operations of our or our partners, manufacturers, CROs or other third parties with whom we or our partners conduct business.

Disease outbreaks and epidemics in regions where we, our partners or other third parties on which we rely have manufacturing facilities, clinical trial sites or other important operations or pandemics such as the COVID-19 pandemic could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of third-party manufacturers and CROs upon whom we rely. For example, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets.  In this regard, the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on business and commerce, as significant reductions in business-related activities have occurred, supply chains have been disrupted and manufacturing and clinical development activities have been curtailed or suspended.

Remote work policies, quarantines, shelter-in-place and similar governmental orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic could materially and adversely affect our operations. Based on guidance issued by federal, state and local authorities, we have implemented a voluntary work-from-home policies for our employees. The effects of the safer community order and our work-from-home and voluntary work-on-site policies may negatively impact productivity, disrupt our, or our partners to which we rely, business and delay clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on the ability to conduct business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of, or related to COVID-19 and our actions and responses thereto, including any determinations that we have made and may in the future make with respect to our onsite operations. These and similar, and perhaps more severe, disruptions in operations could negatively impact our business, operating results and financial condition.

In addition, our clinical trials or those conducted by our partner, Amgen, may continue to be adversely affected by the COVID-19 pandemic. Clinical site initiation, conduct, and patient enrollment has been and may continue to be delayed due to prioritization of medical resources toward the COVID-19 pandemic and restrictions on the ability to travel. It may not be possible to carry out some aspects of clinical trial protocols if quarantines or other restrictions impede patient movement or interrupt healthcare services. It may be necessary to suspend enrollment at some or all clinical trial sites to comply with shelter in place orders, and to reduce the risk to patients, their caretakers, and healthcare providers from contracting COVID-19. Patients may be forced to quarantine or comply with shelter-in-place orders or may refuse home healthcare visits, particularly in medically vulnerable patient populations. Similarly, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 but also may be pulled into clinical care and away from clinical research, may adversely impact our or our partner’s clinical trial operations. Further, our clinical trial patients who contract COVID-19 may (i) experience unexpected adverse medical events that could be wrongfully attributable to our investigational drugs, and (ii) experience endpoint events because of COVID-19 that could confound the interpretation of data and results relating to our investigational drugs arising from our clinical trials. Other key clinical trial activities, such as clinical trial site data monitoring and site inspections, may also be adversely affected due to limitations on travel imposed or recommended by governmental authorities, which may impact the integrity of subject data and clinical study endpoints.  Finally, disruptions in our supply chain due to loss of the ability of sites to dispense study drug, travel and import/export restrictions or lack of raw materials may result in an interruption, or delays in receiving, supplies of our drug candidates from our contract manufacturing organizations or study sites, which in turn may also adversely affect our clinical trials.

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

•	announcements concerning our strategic alliance with Amgen, Astellas or Ji Xing or future strategic alliances;
•	failure or delays in entering additional drug candidates into clinical trials;
•	failure or discontinuation of any of our research programs;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	failure or delay in establishing new strategic alliances, or the terms of those alliances;
•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new products by us or our competitors;
•	issues in manufacturing, packaging, labeling and distribution of our drug candidates or drugs;
•	market acceptance of our drugs;
•	third-party healthcare coverage and reimbursement policies;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of our drug candidates or drugs;
•	additions or departures of key personnel;
•	substantial sales of our common stock by our existing stockholders, whether or not related to our performance;
•	automated trading activity by algorithmic and high-frequency trading programs;
•	volatility in the stock prices of other companies in our industry or in the stock market generally; and
•	other factors described in this “Risk Factors” section.

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

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

10.1	Amended and Restated 2004 Equity Incentive Plan	S-8	333-238786	May 29, 2020	99.1

10.2	Amended and Restated 2015 Employee Stock Purchase Plan	DEF14A	000-50633	March 26, 2020	Sch A

*10.3	Fast Skeletal Regulatory Activator Agreement, dated April 23, 2020, by and between the Company and Astellas Pharma Inc.					X

*10.4	License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020, by and between the Company and Astellas Pharma Inc.					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1

Certifications of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

*	Portions of the publicly filed document have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 7, 2020	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching Jaw
Ching Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert Wong
Robert Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)