Form 10-Q
period 2020-09-30
CYTOKINETICS INC
filed 2020-11-06
CIK 1061983

In

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of shares of common stock, $0.001 par value, outstanding as of November 2, 2020: 70,779,023

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three MONTHS ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$200,812	$36,433
Short-term investments	209,452	188,679
Accounts receivable	4,965	5,163
Prepaid expenses and other current assets	3,183	3,477
Total current assets	418,412	233,752
Long-term investments	40,958	42,650
Property and equipment, net	7,667	4,530
Operating lease right-of-use assets and other assets	7,075	8,882
Total assets	$474,112	$289,814
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,738	$8,160
Accrued liabilities	14,486	12,123
Short-term lease liability	3,943	4,616
Other current liabilities	2,406	1,124
Total current liabilities	27,573	26,023
Term loan, net	45,920	45,052
Convertible notes, net	88,102	84,205
Liability related to the sale of future royalties, net	160,395	143,276
Long-term lease and other non-current liabilities	2,517	2,195
Total liabilities	324,507	300,751
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	70	59
Additional paid-in capital	1,096,953	853,341
Accumulated other comprehensive income	958	679
Accumulated deficit	(948,376)	(865,016)
Total stockholders’ equity (deficit)	149,605	(10,937)
Total liabilities and stockholders’ equity (deficit)	$474,112	$289,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues:
Research and development revenues	$5,187	$6,055	$12,605	$21,656
License revenues	36,501	—	36,501	—
Total revenues	41,688	6,055	49,106	21,656
Operating expenses:
Research and development	24,202	20,229	67,730	67,791
General and administrative	12,302	9,753	38,912	29,026
Total operating expenses	36,504	29,982	106,642	96,817
Operating income (loss)	5,184	(23,927)	(57,536)	(75,161)
Interest expense	(3,976)	(1,345)	(11,945)	(3,892)
Non-cash interest expense on liability related to the sale of future royalties	(5,461)	(5,321)	(17,062)	(15,204)
Interest and other income, net	1,078	1,020	3,183	3,205
Net loss	$(3,175)	$(29,573)	$(83,360)	$(91,052)
Net loss per share — basic and diluted	$(0.05)	$(0.50)	$(1.34)	$(1.60)
Weighted-average number of shares used in computing net loss per share — basic and diluted	68,279	58,640	62,406	57,050
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net	(379)	(42)	279	219
Comprehensive loss	$(3,554)	$(29,615)	$(83,081)	$(90,833)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity (Deficit)

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance, December 31, 2019	59,172,124	$59	$853,341	$679	$(865,016)	$(10,937)
Exercise of stock options	12,165	—	93	—	—	93
Vesting of restricted stock units, net of taxes withheld	274,563	—	(2,255)	—	—	(2,255)
Stock-based compensation	—	—	3,524	—	—	3,524
Claims settlement under Section 16(b)	—	—	2,151	—	—	2,151
Issuance of warrants	—	—	184	—	—	184
Other comprehensive income	—	—	—	934	—	934
Net loss	—	—	—	—	(39,405)	(39,405)
Balance, March 31, 2020	59,458,852	$59	$857,038	$1,613	$(904,421)	$(45,711)
Exercise of stock options	396,379	1	3,333	—	—	3,334
Stock-based compensation	—	—	4,527	—	—	4,527
Issuance of common stock under Employee Stock Purchase Plan	86,839	—	826	—	—	826
Other comprehensive loss	—	—	—	(276)	—	(276)
Net loss	—	—	—	—	(40,780)	(40,780)
Balance, June 30, 2020	59,942,070	$60	$865,724	$1,337	$(945,201)	$(78,080)
Exercise of stock options	171,363	—	1,227	—	—	1,227
Exercise of warrants	95,932	—	—	—	—	-
Stock-based compensation	—	—	4,692	—	—	4,692
Underwritten public offering of common stock, net of discounts, commissions and offering cost	8,385,417	8	188,875	—	—	188,883
Issuance of common stock upon private placement	2,000,000	2	36,435	—	—	36,437
Other comprehensive loss	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(3,175)	(3,175)
Balance, September 30, 2020	70,594,782	$70	$1,096,953	$958	$(948,376)	$149,605

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance, December 31, 2018	54,717,906	$55	$768,703	$500	$(743,324)	$25,934
Exercise of stock options	5,116	—	31	—	—	31
Vesting of restricted stock units, net of taxes withheld	165,347	—	(732)	—	—	(732)
Stock-based compensation	—	—	2,282	—	—	2,282
Issuance of common stock under at-the-market offering, net of issuance costs	562,811	—	5,117	—	—	5,117
Other comprehensive income	—	—	—	106	—	106
Net loss	—	—	—	—	(29,366)	(29,366)
Balance, March 31, 2019	55,451,180	$55	$775,401	$606	$(772,690)	$3,372
Exercise of stock options	62,356	—	441	—	—	441
Stock-based compensation	—	—	2,819	—	—	2,819
Issuance of common stock under at-the-market offering, net of issuance costs	2,449,984	3	19,694	—	—	19,697
Issuance of common stock under Employee Stock Purchase Plan	92,975	—	548	—	—	548
Issuance of warrants	—	—	185	—	—	185
Other comprehensive income	—	—	—	155	—	155
Net loss	—	—	—	—	(32,113)	(32,113)
Balance, June 30, 2019	58,056,495	$58	$799,088	$761	$(804,803)	$(4,896)
Exercise of stock options	53,350	—	459	—	—	459
Stock-based compensation	—	—	2,783	—	—	2,783
Issuance of common stock under at-the-market offering, net of issuance costs	972,054	1	11,399	—	—	11,400
Other comprehensive loss	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	(29,573)	(29,573)
Balance, September 30, 2019	59,081,899	$59	$813,729	$719	$(834,376)	$(19,869)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(83,360)	$(91,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	17,119	15,204
Non-cash stock-based compensation expense	12,743	7,884
Depreciation and amortization of property and equipment	1,360	902
Interest receivable and amortization on investments	(402)	(1,583)
Non-cash interest expense related to debt	4,949	807
Changes in operating assets and liabilities:
Accounts receivable	198	(4,345)
Contract assets	—	4,554
Prepaid and other current assets	294	(1,745)
Operating lease right-of-use assets and other assets	3,126	2,631
Accounts payable	(1,422)	(352)
Accrued and other liabilities	5,645	(1,903)
Operating lease liabilities	(3,457)	(2,854)
Net cash used in operating activities	(43,207)	(71,852)
Cash flows from investing activities:
Purchases of investments	(166,547)	(141,798)
Maturities of investments	148,147	170,474
Sales of investments	—	3,196
Purchases of property and equipment	(4,497)	(1,313)
Net cash (used in) provided by investing activities	(22,897)	30,559
Cash flows from financing activities:
Proceeds from public offerings of common stock, net of discounts, commissions and offering cost	188,883	—
Proceeds from private placement, net	36,225	—
Proceeds from stock-based award activities, net	3,224	747
Claims settlement under Section 16(b)	2,151	—
Net proceeds from long-term debt, net of debt discount and issuance cost	—	1,710
Issuance of common stock under at-the-market offering, net of issuance costs	—	36,214
Net cash provided by financing activities	230,483	38,671
Net increase (decrease) in cash and cash equivalents	164,379	(2,622)
Cash and cash equivalents, beginning of period	36,433	42,256
Cash and cash equivalents, end of period	$200,812	$39,634

Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$1,106	$10,687

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $948.4 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04’). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden associated with the expected market transition from the London Inter-Bank Offer Rate ("LIBOR") to alternative reference rates. Companies can apply ASU 2020-04 immediately, however the guidance will only be available until December 31, 2022. The Company’s term loan utilizes LIBOR as the reference rate and we are currently evaluating the impact that adopting this new accounting standard will have on our Condensed Consolidated Financial Statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, and also improves and amends the related earnings per share guidance. ASU 2020-06 will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact that adopting this new accounting standard will have on our Condensed Consolidated Financial Statements and related disclosures.

Note 2 — Net Loss Per Share

We excluded the following from diluted net loss per share because inclusion would have been antidilutive (in thousands):

	September 30, 2020	September 30, 2019
Options to purchase common stock	8,805	7,787
Warrants to purchase common stock	62	165
Restricted stock and performance units	1,124	867
Shares issuable related to the ESPP	36	75
Shares issuable upon conversion of convertible notes	16,675	—
Total shares	26,702	8,894

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

On October 8, 2020, we, Amgen and Servier announced topline results from GALACTIC-HF. The results of GALACTIC-HF show that treatment with omecamtiv mecarbil achieved the primary composite efficacy endpoint and demonstrated a statistically significant effect to reduce cardiovascular (“CV”) death or heart failure events (heart failure hospitalization and other urgent treatment for heart failure), compared to placebo in patients treated with standard of care (HR: 0.92; 95% CI: 0.86, 0.99, p-0.025). No reduction in the secondary endpoint of CV death was observed. Adverse events, including major ischemic cardiac events, were balanced between treatment arms. Additional analyses of data are underway and primary results from GALACTIC-HF will be presented at the American Heart Association (AHA) Scientific Sessions 2020, in a virtual Late Breaking Clinical Trial session on Friday, November 13, 2020 from 10:35-10:45 a.m. CDT.

We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement. Research and development revenue from Amgen of $3.8 million and $3.5 million for the three months ended September 30, 2020 and 2019, respectively, and $8.3 million and $10.5 million for the nine months ended September 30, 2020 and 2019, respectively, and consists of reimbursement of costs we incurred related to METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a Phase 3 clinical trial intended to evaluate the potential of omecamtiv mecarbil to increase exercise performance.

We had accounts receivable of $3.8 million from Amgen as of September 30, 2020 and $3.3 million as of December 31, 2019.

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

We continue to recognize research revenue for reimbursements from Astellas of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs. Research and development revenue from Astellas was $1.4 million and $2.5 million for the three months ended September 30, 2020 and 2019 respectively, and $4.0 million and $11.2 million for the nine months ended September 30, 2020 and 2019.

We had accounts receivable due from Astellas of $1.1 million as of September 30, 2020 and $1.9 million as of December 31, 2019.

RTW Transactions

On July 14, 2020, we entered into a series of transactions as described below with third parties, including RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”), an entity affiliated with certain investment funds managed by RTW Investments, LP (“RTW”), and Ji Xing Pharmaceuticals Limited (“Ji Xing”), an affiliate of RTW, related to Cytokinetics’ proprietary small molecule cardiac myosin inhibitor product referred to as CK-274 and other assets (together, the “RTW Transactions”). The RTW Transactions include entering into a licensing and collaboration agreement with Ji Xing, the sale of Cytokinetics common stock to the RTW Investors (as defined below), an agreement to sell to RTW Royalty Holdings our interest in certain future royalties on net sales of products containing the compound mavacamten that is being developed by MyoKardia, Inc,. and the ability for the Company to obtain additional funding in the future from RTW Royalty Holdings, upon the achievement of certain clinical trial milestones, in exchange for future royalty payments as further discussed below. As a result, we have or expect to receive a combination of committed capital, funding and sale proceeds from the RTW Royalty Investors, RTW Holdings and Ji Xing.

The RTW Transactions were entered into with parties that are affiliated and in contemplation of one another and, accordingly, we have assessed the accounting for these transactions in the aggregate. We concluded that there were three units of accounting in the RTW Transactions as further described below. The Company allocated the total consideration in accordance with ASC 820, Fair Value Measurement and ASC 606 Revenue from Contracts with Customers as follows (in thousands):

Allocated Consideration
Units of Accounting:
License and collaboration (residual)	$36,501
Royalty (fair value)	87,000
Common stock (fair value)	36,499
Total consideration	$160,000

License and Collaboration Agreement

We entered into a License and Collaboration Agreement (the “Ji Xing License Agreement”) with Ji Xing, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize CK-274 in the greater China region. Under the terms of the Ji Xing License Agreement, we received from Ji Xing a nonrefundable upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to CK-274 in the field of obstructive hypertrophic cardiomyopathy (“oHCM”) and/or non-obstructive hypertrophic cardiomyopathy (“nHCM”) and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of the products containing CK-274 in the greater China region, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

Ji Xing will be responsible for the development and commercialization of CK-274 at its own cost and is required to use diligent efforts to develop and commercialize CK-274 in the greater China region. The development of CK-274 will be initially focused on hypertrophic cardiomyopathy, and Ji Xing will have the opportunity to participate in Cytokinetics’ global pivotal clinical trials of CK-274. Cytokinetics or a designated supplier will supply CK-274 to Ji Xing either as a finished product or as an active pharmaceutical ingredient.

The Ji Xing License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term. Ji Xing has the right to terminate the Ji Xing License Agreement for convenience. Each party may terminate the Ji Xing License Agreement for the other party’s uncured material breach, insolvency, or failure to perform due to extended force majeure events. Cytokinetics may also terminate the Ji Xing License Agreement if Ji Xing challenges Cytokinetics’ patents or undergoes certain change of control transactions. Rights granted to Ji Xing in relation to CK-274 will revert to Cytokinetics upon termination, and, under certain circumstances, subject to a low single digit royalty payment by the Company to Ji Xing on the net sales of the products containing the compound CK-274 in the greater China region.

We assessed this arrangement in accordance with ASC 606 and concluded that there is one performance obligation relating to the license of functional intellectual property. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $36.5 million for the three months ended September 30, 2020. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and exclude the milestone payments from the initial transaction price.

The consideration related to sales-based milestone payments, including royalties, will be recognized when the related sales occur under the sales- and usage-based royalty exception as these amounts have been determined to relate predominantly to the license.

We re-evaluate the probability of achievement of development milestones and any related constraints each reporting period. We will include consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

We had no accounts receivable from Ji Xing as of September 30, 2020.

Royalty Purchase Agreement

We entered into a Royalty Purchase Agreement (the “Royalty Purchase Agreement”) with RTW Royalty Holdings, pursuant to which we will sell our right to receive certain payments on the net sales of products containing the compound mavacamten, a cardiac myosin inhibitor (the “Mavacamten Royalty”), under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. (“MyoKardia”) (as amended, the “Collaboration Agreement”), to RTW Royalty Holdings for a one-time payment of $85.0 million. The purchase price will be paid to us at closing, which is expected to occur upon fulfillment of certain closing conditions. The closing of the transaction contemplated by the Royalty Purchase Agreement is subject to customary closing conditions, and subject to the parties obtaining the consent of MyoKardia to the sale of the Mavacamten Royalty to RTW Royalty Holdings, as well as obtaining the consent of the Company’s senior secured lenders, Oxford Finance LLC and Silicon Valley Bank (collectively the “Lenders”). On July 16, 2020, the Company and the Lenders entered into an amendment to the Term Loan Agreement, as defined in Note 7, pursuant to which the Lenders granted their consent to the consummation of the transactions contemplated by the Royalty Purchase Agreement. The closing under the Royalty Purchase Agreement was initially expected to occur on or before October 12, 2020. Since the closing conditions under the Royalty Purchase Agreement have not been fulfilled on or before October 12, 2020, the parties have agreed to extend the date by which the closing conditions must be fulfilled until November 11, 2020 and may, but have no obligation to, agree to further extensions, if necessary.

We accounted for the sale of our right as deferred revenue under ASC 470 Debt, because: the arrangement is a sale of our future right to receive royalties, we don’t have any significant continuing involvement; the one-time payment is not required to be paid back to RTW Royalty Holdings; the investor’s return is not limited and will be driven by net sales; and RTW Royalty Holdings does not have any recourse to the Company’s assets.

The allocation of the consideration resulted in $87.0 million allocated to the Royalty Purchase Agreement representing its fair value. The fair value was determined using an income approach method based on management’s estimates of the discounted cash flows to be received over the term of the related royalty agreement, which are Level 3 fair value inputs. Management’s estimates included significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, and timing of the expected launch. We did not record the receivable and deferred revenue of $85.0 million as of September 30, 2020 as the closing conditions have not been fulfilled. The remaining allocated consideration to Royalty Purchase Agreement representing deferred revenue of $2.0 million was recorded as of September 30, 2020. The amount recorded as deferred revenue in addition to the future receipt of $85.0 million will be amortized using the units-of-revenue method. Under the units-of-revenue method, amortization for a period is calculated by computing a ratio of the proceeds received from the investor to the total payments expected to be made to the investor over the term of the agreement, and then applying that ratio to the period's cash payment. We will record any adjustments due to changes in the underlying royalties on a cumulative catch up basis.

Common Stock Purchase Agreement

On July 14, 2020, we entered into Common Stock Purchase Agreements (each, a “CSPA”) with each of RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited (collectively, the “RTW Investors”).The CSPAs provide for the sale and issuance of an aggregate of 2.0 million shares of common stock of Cytokinetics (the “Shares”) at a price per share of $25.00 and an aggregate purchase price of $50.0 million. The closing occurred on July 14, 2020. The RTW Investors have agreed to certain trading and other restrictions with respect to the Shares, including a restriction on sales or other transfers of the Shares, subject to certain exceptions, for a period of two years from the closing date, which period will be extended if certain conditions are met. The restrictions resulted in a premium paid by RTW investors of $13.5 million which represents the excess amount paid over the fair value of the shares. The premium was determined by analyzing the holding period discount applied to the 30-day average stock price as of July 14, 2020, which are Level 2 fair value inputs.  The cash received less the calculated premium is the $36.5 million fair value of the common stock recorded.

Funding Agreement

We entered into a Funding Agreement (the “Funding Agreement”) with RTW Royalty Holdings. Pursuant to the Funding Agreement, RTW Royalty Holdings has committed to provide up to $90.0 million (the “Funding Commitment”), to fund our development and commercialization of CK-274 in nHCM and oHCM. Half of the Funding Commitment will be available, at our option, if certain clinical trial milestones of CK-274 for oHCM are achieved by January 14, 2023, and the remaining $45.0 million of the Funding Commitment will be available, at our option, if certain clinical trial milestones of CK-274 for nHCM are achieved by January 14, 2024. If we develop CK-274 in another indication, we will negotiate an additional funding commitment from RTW to fund our development and commercialization of CK-274 in such other indication (other than oHCM or nHCM).

In exchange for the Funding Commitment and upon receipt of such funding from RTW Royalty Holdings, we have agreed to make payments to RTW Royalty Holdings equal to 2%, if RTW Royalty Holdings funds $45.0 million of the Funding Commitment, or 4%, if RTW Royalty Holdings funds the full $90.0 million of the Funding Commitment, in each case in respect of net sales of CK-274 by us and any of our licensees in the United States, the European Union, Switzerland, the United Kingdom and certain other countries in Europe (collectively referred to as the “CK-274 Territory”). In addition, should we exercise our option draw borrowings pursuant to the Funding Agreement, such agreement contains certain covenants applicable to us, including, among other things, development and commercialization diligence obligations in connection to the CK-274 Territory, use of proceeds, reporting and encumbrances. There are no performance obligations related to the Funding Agreement, as access to the Funding Commitment is at the option of the Company and based upon the achievement of certain development milestones.

The Funding Agreement contains customary conditions to disbursement, which may include the consent of our senior secured lenders, Oxford and SVB, at the time of disbursement. On July 16, 2020, we entered into an amendment to the Term Loan Agreement, as defined in Note 7, which permits, subject to entry into an intercreditor agreement between Oxford and RTW in form and substance reasonably satisfactory to the Lenders and RTW, the draw of funding under the Funding Agreement and the grant of a security interest to RTW in the intellectual property located in the United States and accounts receivable related to CK-274 thereunder.

The Company granted RTW Royalty Holdings a security interest in all of its right, title and interest in, to certain intellectual property, accounts receivable and any proceeds from such collateral. The security interest will automatically terminate when total net payments made to RTW Royalty Holdings exceed a certain agreed threshold.

We incurred debt issuance costs of $0.2 million associated with the Funding Commitment which primarily consisting of legal fees. The debt issuance costs are presented as other long-term assets in the consolidated balance sheet and will be presented as a direct reduction from the liability once we draw on the Funding Commitment in the future.

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

Fair value of financial assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		September 30, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$189,389	$—	$—	$189,389
U.S. Treasury securities	Level 1	159,498	343	—	159,841
Agency bonds	Level 2	43,491	6	(2)	43,495
Commercial paper	Level 2	19,076	1	—	19,077
Corporate obligations	Level 2	35,173	38	(1)	35,210
		$446,627	$388	$(3)	$447,012

		December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$31,535	$—	$—	$31,535
U.S. Treasury securities	Level 1	134,845	72	(1)	134,916
Agency bonds	Level 2	47,024	23	(9)	47,038
Commercial paper	Level 2	10,435	4	—	10,439
Corporate obligations	Level 2	40,426	24	(7)	40,443
		$264,265	$123	$(17)	$264,371

Interest income, net was $1.1 million and $1.0 million for three months ended September 30, 2020 and 2019, respectively, and $3.2 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Investments available for sale as of September 30, 2020 and December 31, 2019 exclude an investment in equity classified as a Level 1 investment in our short-term investments with a fair value of $1.9 million and $1.0 million, respectively. For the three months ended September 30, 2020 and 2019, we recognized an unrealized gain of $0.5 million and an immaterial unrealized gain, respectively, for this Level 1 investment. For the nine months ended September 30, 2020 and 2019, we recognized an unrealized gain of $0.9 million and an immaterial unrealized gain, respectively, for this Level 1 investment. As of September 30, 2020, unrealized losses were not due to changes in credit risk and we believe investments with unrealized losses would be held until maturity.

No credit losses on debt securities were recorded during the three or nine months ended September 30, 2020 or 2019. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of September 30, 2020 and December 31, 2019, the fair value of our term loan approximated its carrying value of $45.9 million and $45.1 million, respectively, because it is carried at a market observable interest rate, which is a Level 2 input (see Note 7 – “Debt”).

As of September 30, 2020 and December 31, 2019, the estimated fair value of our convertible notes was $308.4 million and $170.6 million, respectively, and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes (see Note 7 – “Debt”).

As of September 30, 2020 and December 31, 2019, the fair value of the liability related to the sale of future royalties is $160.4 million and $143.3 million, respectively, and is based on our current estimates of future royalties expected to be paid to RPI Finance Trust, an entity related to Royalty Pharma, over the life of the arrangement, which are considered Level 3 inputs (See Note 8 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	September 30, 2020	December 31, 2019
Accrued liabilities:
Clinical and preclinical costs	$3,004	$2,215
Compensation related	10,045	8,343
Other accrued expenses	1,437	1,565
Total accrued liabilities	$14,486	$12,123

Note 6 — Leases

The lease for our existing facilities expires in 2021 and includes rental payments on a graduated scale and payment of certain operating expenses. As of September 30, 2020, the remaining lease term is 0.8 years and the discount rate used to determine the operating lease liability was 9.0%.

In July 2019, we amended the lease agreement in connection with our leasing of additional premises within the same office location (the “Expansion Lease”) for 9,530 square feet of office space. The Expansion Lease has an initial term of 39 months, and commenced in January 2020. As of September 30, 2020, the remaining lease term of the Expansion Lease is 2.5 years and the discount rate used to determine the operating lease liability was 11.5%.

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility located in South San Francisco, California (the “Oyster Point Lease”). The lease has an initial term of twelve years and may commence in the fourth quarter of 2021. We have two consecutive five-year options to extend the lease. Subject to rent abatement for the first two months of the lease, we will be required to pay $5.45 per square foot for 159,891 square feet for the first twelve months of the lease term, which will increase at a rate of 3.5% per year. After the first twelve months of the lease, rent will be payable on the entire leased square footage. A refundable security deposit of $5.1 million is also required as part of the lease. We paid fifty percent of the security deposit amount on December 31, 2019 and the remaining fifty percent is due in January 2021. The landlord will provide a tenant improvement allowance of $35.3 million for costs relating to the initial design and construction of the improvements. We will pay certain operating costs of the facility and have certain rights to sublease under the agreement. The total commitment of undiscounted lease payments for the Oyster Point lease was $217.7 million as of September 30, 2020.

The Company has not recognized a right-of-use asset or aggregate lease liability as of September 30, 2020 for the Oyster Point Lease as the underlying assets were unavailable for use by the Company at any time in the period ended September 30, 2020.

The undiscounted future non-cancellable lease payments under all of our lease agreements as of September 30, 2020 is as follows (in thousands):

Years ending December 31:
2020 remainder	$1,332
2021	4,616
2022	12,694
2023	16,195
2024	16,648
Thereafter	170,919
Total undiscounted future lease payments	222,404
Less: Undiscounted lease payments related to Oyster Point Lease	(217,667)
Less: Present value adjustments	(277)
Total lease liability	$4,460

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2020 and 2019 was $5.2 million and $3.5 million, respectively, and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

Rent expense was $1.4 million and $1.3 million for the three months ended September 30, 2020 and 2019 respectively, and $4.2 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Both borrowings under the Original Loan Agreement and Term Loan Agreement bear interest at an annual rate equal to the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate. The borrowing under the Original Loan Agreement was repayable in monthly interest-only payments through November 2019 followed by 35 months of monthly payments of interest and principal. The borrowing under the Term Loan Agreement was initially repayable in monthly interest-only payments through December 31, 2020. The interest-only period was automatically extended until July 1, 2021 as a result of the Company’s initiation of a Phase 2 trial for CK-274 in cardiomyopathy and will be extended through December 31, 2021 as a result of the achievement of positive results in GALACTIC-HF, the trial of omecamtiv mecarbil in chronic heart failure as announced on October 8, 2020. The ultimate interest-only period will be followed by equal monthly payments of principal and interest to the maturity date in December 2023. We are required to make a final payment upon loan maturity of 6.00% of the notes payable, which we accrete over the life of the Term Loan. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property.

Interest expense for the Term Loan was $1.2 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $3.7 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the interest rate applicable to borrowings under the Term Loan was 8.05%.

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property. If the Term Loan becomes subject to mandatory prepayment under these provisions, we are subject to certain prepayment premiums of 3.00% in the first year, 2.00% in the second year and 1.00% in the third year and thereafter. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the Term Loan and accounted for separately from the host contract. As of September 30, 2020, the fair value of this embedded derivative was immaterial.

Future minimum payments under the Term Loan Agreement are (in thousands):

Years ending December 31:
2020 remainder	$916
2021	12,519
2022	20,264
2023	23,381
Future minimum payments	57,080
Less: Interest and final payment	(12,080)
Term Loan, gross	$45,000

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

Debt issuance costs for the issuance of the 2026 Notes were approximately $5.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2026 Notes. Transaction costs attributable to the liability component were approximately $3.1 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the 2026 Notes. The transaction costs attributable to the equity component were approximately $1.9 million and were netted with the equity component in stockholders’ equity. As of September 30, 2020, the unamortized debt issuance cost for the 2026 Notes was $2.9 million on the consolidated balance sheet.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Contractual interest expense	$1,380	$4,140
Amortization of debt discount	1,346	3,859
Amortization of debt issuance costs	13	38
Total interest costs recognized	$2,739	$8,037

The effective interest rate on the liability component of the 2026 Notes was 12.5% for the year ended September 30, 2020, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $47.0 million as of September 30, 2020, and will be amortized over approximately 6.2 years. The if-converted value of the 2026 Notes exceeded its principal amount by $223.0 million as of September 30, 2020.

Capped Call Transactions

In connection with the offering of the 2026 Notes, the Company entered into privately-negotiated capped call transactions with one of the underwriters in the offering or its affiliate. The Company used approximately $13.4 million of the net proceeds from the offering of the 2026 Notes to pay the cost of the capped call transactions. The capped call transactions are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2026 Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the terms of the capped call transactions at the time of exercise, is greater than the strike price of the capped call transactions (which initially corresponds to the initial conversion price of the 2026 Notes, and is subject to certain adjustments), with such reduction and/or offset subject to a cap initially equal to approximately $14.07 per share (which represents a premium of approximately 70% over the last reported sale price of the Company’s common stock on November 7, 2019), subject to certain adjustments. The capped call transactions are separate transactions, entered into by the Company and are not part of the terms of the 2026 Notes.

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of September 30, 2020, the Company had not purchased any shares under the convertible note capped call transactions.

Note 8 — Liability Related to Sale of Future Royalties

In February 2017, we entered into a royalty purchase agreement (the “RPI Agreement”) with RPI Finance Trust (“RPI”) under which we sold a portion of our right to receive royalties on potential net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million, which is non-refundable even if omecamtiv mecarbil is never commercialized (the “RPI Royalty Monetization”). Under the Amgen Agreement, we are entitled to tiered royalties of 16.0% - 26.0% related to worldwide sales (excluding Japan) of omecamtiv mecarbil. Under the RPI Agreement, RPI is entitled to receive a royalty on omecamtiv mecarbil sales (and potentially other compounds with the same mechanism of action) that would have otherwise been payable to the Company from Amgen during the period from its commercialization through 2035. The royalty rate payable to RPI in respect of worldwide net sales of omecamtiv mecarbil is dependent upon the date of its marketing approval in the United States (4.5% payable if such marketing approval is obtained prior to July 1, 2022, subject to a potential increase of up to an additional 1% if there is a delay in such marketing approval). Concurrently, we entered into a common stock purchase agreement with RPI through which RPI purchased 875,656 shares of the Company’s common stock for $10.0 million. We allocated the consideration and issuance costs on a relative fair value basis to the Liability related to the sale of future royalties (the “RPI Liability”) and the common stock, which resulted in the RPI Liability being initially recognized at $92.3 million.

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

In order to amortize the RPI Liability, we estimate the future royalties to be paid by Amgen to RPI over the life of the arrangement. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. Consequently, we estimate an imputed rate of interest on the unamortized portion of the RPI Liability, which was approximately 15% as of September 30, 2020 and 17% as of December 31, 2019.

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

There are a number of factors that could materially affect the amount and timing of royalty payments from Amgen, most of which are not within our control. The RPI Liability is recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data, including data from Amgen who has primary commercialization responsibilities, and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, timing of the expected launch and its impact on the royalty rate as well as the overall probability of a successful Phase 3 trial. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RPI Liability. We have updated the analysis to include the data released on October 8, 2020 relating to the GALACTIC-HF trial.

Changes to the RPI Liability related to the sale of future royalties are as follows (in thousands):

	2020	2019
Beginning balance, January 1	$143,276	$122,473
Interest accretion	5,689	4,819
Amortization of issuance costs	18	16
Ending balance, March 31	148,983	127,308
Interest accretion	5,912	5,064
Amortization of issuance costs	19	16
Ending balance, June 30	154,914	132,388
Interest accretion	5,461	5,321
Amortization of issuance costs	20	17
Ending balance, September 30	$160,395	$137,726

We recognized $5.5 million and $5.3 million in non-cash interest expense for the three months ended September 30, 2020 and 2019, respectively, and $17.1 million and $15.2 million for the nine months ended September 30, 2020 and 2019, respectively, related to the RPI Agreement.

Note 9 — Stockholders’ Equity

Common Stock Purchase Agreements

On July 14, 2020, we entered into Common Stock Purchase Agreements (each, a “CSPA”) with each of RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited (collectively, the “RTW Investors”).The CSPAs provide for the sale and issuance of an aggregate of 2.0 million shares of common stock of Cytokinetics (the “Shares”) at a price per share of $25.00 and an aggregate purchase price of $50.0 million. The closing occurred on July 14, 2020. The RTW Investors have agreed to certain trading and other restrictions with respect to the Shares, including a restriction on sales or other transfers of the Shares, subject to certain exceptions, for a period of two years from the closing date, which period will be extended if certain conditions are met.

Public Offering of Common Stock

In July 2020, we closed an underwritten public offering of 8.4 million shares of our common stock at a public offering price per share of $24.00, which included the exercise in full by the underwriters of their option to purchase up to 1,093,750 shares of our common stock at the same price. The gross proceeds were $201.3 million and net proceeds were approximately $189 million, after deducting underwriting discounts, commissions and offering costs.

Equity Incentive Plan

In May 2019, the Company’s stockholders approved an amendment to the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”) to increase the number of authorized shares reserved for issuance under the 2004 Plan by 4.1 million shares. In May 2020, the Company’s board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by 0.8 million shares for inducement grants to new employees. We started granting inducement grants in September 2020. As of September 30, 2020, an insignificant number of stock options were granted and 2.7 million authorized shares were available for grant under the 2004 Plan.

Employee Stock Purchase Plan

In May 2020, the Company’s stockholders approved an amendment to the 2015 Employee Stock Purchase Plan (the “ESPP”) to increase the number of common stock shares reserved for issuance under the ESPP by 0.5 million shares. As of September 30, 2020, 0.5 million shares of common stock were reserved for issuance under the ESPP.

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

In July 2020, OTA LLC, an assignee of Oxford, exercised 51,214 warrants with a strike price of $6.59 per share, 48,892 warrants with a strike price of $6.903 per share, and 25,352 warrants with a strike price of $7.10 per share and elected the cashless settlement method. Accordingly, in July 2020, we issued to OTA LLC a total of 95,932 shares of our common stock.

As of September 30, 2020, we had outstanding warrants issued pursuant to the Original Loan Agreement and Term Loan Agreement with a weighted average exercise price of $9.26 per share to purchase 61,561 shares of our common stock.

Claims settlement

In the first quarter of 2020, we received $2.2 million from a claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

Note 10 – Subsequent Events

In October 2020, OTA LLC exercised 13,839 warrants with a strike price of $9.755 per share and elected cashless settlement method. Accordingly, in October 2020, we issued OTA LLC a total of 8,958 shares of our common stock.

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
•

the advancement of omecamtiv mecarbil in Phase 3 clinical development or the timing of any results from such Phase 3 clinical trial and the timing and likelihood of regulatory approval for omecamtiv mecarbil;

•	our expected roles in research, development or commercialization under our strategic alliances with Amgen, Astellas and Ji Xing;
•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;
•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances, such as with Amgen, Astellas or Ji Xing;
•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•	market acceptance of our drugs;
•	changes in third party healthcare coverage and reimbursement policies;
•	our plans or ability to commercialize drugs, with or without a partner, including our intention to develop sales and marketing capabilities;
•	the focus, scope and size of our research and development activities and programs;
•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;
•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;
•	future payments and other obligations under loan, lease agreements, and revenue interest agreement and the convertible notes;
•	potential competitors and competitive products;

•	retaining key personnel and recruiting additional key personnel;
•	the potential impact of recent accounting pronouncements on our financial position or results of operations; and
•	the continuing impact of the COVID-19 pandemic on our research and development activities and business operations, including the availability of financing.

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

Our clinical-stage drug candidates are: omecamtiv mecarbil, a novel cardiac myosin activator, AMG 594, a novel cardiac troponin activator, reldesemtiv, a novel fast skeletal muscle troponin activator (“FSTA”), CK-3773274 (“CK-274”), a novel cardiac myosin inhibitor, and CK-3772271 (“CK-271”), our second novel cardiac myosin inhibitor.

Omecamtiv mecarbil is being evaluated for the potential treatment of heart failure under a strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle contractility pursuant to the collaboration and option agreement dated December 29, 2006, as amended (the “Amgen Agreement”). Amgen, in collaboration with Cytokinetics, conducted GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil in heart failure. In collaboration with Amgen, we are conducting METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance.

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

CK-271 is our second novel, oral, small molecule cardiac myosin inhibitor that we discovered independent of our collaborations. CK-271 is an allosteric cardiac myosin inhibitor that produces reversible dose and plasma concentration-dependent reductions in cardiac contractility without affecting heart rate in preclinical models. CK-271 reduces compensatory cardiac hypertrophy and cardiac fibrosis in preclinical models of HCM and heart failure with preserved ejection fraction. CK-271 is the second cardiac myosin inhibitor arising from the Company’s extensive chemical optimization program conducted with careful attention to therapeutic index and pharmacokinetic properties and may be therapeutically effective by providing rapid relief of excessive hypercontractility such as HCM.

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

Omecamtiv mecarbil: Clinical Development

GALACTIC-HF: GALACTIC-HF is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which was conducted by Amgen, in collaboration with Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF was conducted under a Special Protocol Assessment (“SPA”) with the FDA. GALACTIC-HF completed enrollment in mid-2019, having enrolled 8,256 symptomatic chronic heart failure patients with reduced ejection fraction in over 1,000 sites in 35 countries who were either currently hospitalized for a primary reason of heart failure or had had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. Patients are randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, whichever occurs first, with heart failure event defined as hospitalization, emergency room visit, or urgent unscheduled clinic visit for heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score; time to first heart failure hospitalization; and time to all-cause death.

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

On October 2, 2020, we announced that a manuscript detailing the baseline characteristics from GALACTIC-HF was published in the European Journal of Heart Failure.

On October 5, 2020, we announced that new data were presented at the Heart Failure Society of America (HFSA) Virtual Annual Scientific Meeting 2020. The first presentation provided analyses of outcomes research in patients with heart failure with heart failure with reduced ejection fraction whose characteristics were similar to those patients who met eligibility criteria for GALACTIC-HF. The second presentation provided post hoc analyses of effects of omecamtiv mecarbil on right ventricular function arising from COSMIC-HF.

On October 8, 2020, we, Amgen and Servier announced topline results from GALACTIC-HF. The results of GALACTIC-HF show that treatment with omecamtiv mecarbil achieved the primary composite efficacy endpoint and demonstrated a statistically significant effect to reduce cardiovascular (“CV”) death or heart failure events (heart failure hospitalization and other urgent treatment for heart failure), compared to placebo in patients treated with standard of care (HR: 0.92; 95% CI: 0.86, 0.99, p-0.025). No reduction in the secondary endpoint of CV death was observed. Adverse events, including major ischemic cardiac events, were balanced between treatment arms. Additional analyses of data are underway and primary results from GALACTIC-HF will be presented at the American Heart Association (AHA) Scientific Sessions 2020, in a virtual Late Breaking Clinical Trial session on Friday, November 13, 2020 from 10:35-10:45 a.m. CDT.

We are reviewing prespecified analyses and supplemental analyses of results of GALACTIC-HF in collaboration with Amgen and discussing potential next steps with Amgen.

METEORIC-HF: In collaboration with Amgen, we are conducting METEORIC-HF, a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance. Patients are being randomized in a 2:1 fashion to omecamtiv mecarbil, which is started at 25 mg twice daily and titrated to 25, 37.5 or 50 mg twice daily based on the same PK-guided dosing regimen as is used in GALACTIC-HF, or to placebo. METEORIC-HF is planned to enroll approximately 270 symptomatic chronic heart failure patients in nine countries. The primary endpoint of METEORIC-HF is change in peak oxygen uptake on Cardio-Pulmonary Exercise Testing (“CPET”) from baseline to Week 20. Secondary endpoints include change in total workload during CPET from baseline to Week 20, change in ventilatory efficiency during CPET from baseline to Week 20 and change in the average daily activity units measured over 2 weeks from baseline to Week 18-20. After temporarily suspending enrollment in METEORIC-HF due to the COVID-19 pandemic earlier this year, we resumed enrollment in June. We believe enrollment may be completed in the first half of 2021.

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

On October 27, 2020, we presented preclinical data at the American Association of Pharmaceutical Scientists (AAPS) 2020 PharmSci 360 showing that CK-274 demonstrated desirable pharmacokinetics in vivo, supporting the intended pharmacokinetic profile of once daily oral dosing and steady state plasma concentrations reached within two weeks of dosing onset in humans and steady state plasma concentrations achieved within two weeks of initiation of dosing.

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

CK-274: Clinical Development

We conducted a Phase 1 double-blind, randomized, placebo-controlled, multi-part, single and multiple ascending dose clinical trial of CK-274 to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-274 in healthy subjects. In 2019 we presented data from the Phase 1 study of CK-274. The study met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of CK-274, describe the pharmacokinetics of CK-274 and its pharmacodynamic effects as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of CK-274 into a Phase 2 clinical trial in patients with obstructive HCM. In 2019, we prepared for the start of REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM), the Phase 2 clinical trial designed to determine the safety and tolerability of CK-274 in patients with symptomatic, obstructive HCM. REDWOOD-HCM started in the first quarter of 2020 and will continue through 2020. Recently we completed enrollment of first cohort of patients in REDWOOD-HCM, summary data from which will inform progression to the second cohort of the trial, expected by the end of 2020.

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

On September 23, 2020, we announced that the first participants have been dosed in a Phase 1 placebo-controlled, single ascending dose clinical study of CK-271. The primary objective of this Phase 1 placebo-controlled, single ascending dose clinical study in healthy adults is to assess the safety and tolerability of CK-271. The secondary objective is to evaluate the pharmacokinetic profile of CK-271 following single oral ascending doses. The study design includes three cohorts, with 8 adults per cohort randomized (6:2) in a blinded fashion to CK-271 or placebo. Dose escalation decisions will be made after review of the available safety, pharmacokinetic, and echocardiography data. We expect to complete the study by the end of 2020.

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

In the fourth quarter of 2019 and through the third quarter of 2020, we convened regulatory interactions and conducted feasibility and other planning activities in preparation for the potential advancement of reldesemtiv to a Phase 3 trial in patients in ALS.

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

After temporarily suspending enrollment in METEORIC-HF and REDWOOD-HCM due to the COVID-19 pandemic earlier this year, we have since resumed enrollment in both trials. In respect of METEORIC-HF, we believe enrollment may be completed in the first half of 2021. Recently we completed enrollment of first cohort of patients in REDWOOD-HCM, summary data from which will inform progression to the second cohort of the trial, expected by the end of 2020.

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

Results of Operations

Revenues

Research and development revenues for the three months ended September 30, 2020 and 2019 was $5.2 million and $6.1 million, respectively, and primarily consisted of research and development revenue from our collaborations with Amgen of $3.8 million and $3.5 million, respectively, and Astellas of $1.4 million and $2.5 million, respectively.

Research and development revenues for the nine months ended September 30, 2020 and 2019 was $12.6 million and $21.7 million, respectively, and primarily consisted of research and development revenue from our collaborations with Amgen of $8.3 million and $10.5 million, respectively, and Astellas of $4.0 million and $11.2 million, respectively.

License revenues for the three and nine months ended September 30, 2020 was the result of a series of transactions we entered into with a third party, RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”), an entity affiliated with certain investment funds managed by RTW Investments, LP, (“RTW”) and Ji Xing Pharmaceuticals Limited (“Ji Xing”), an affiliate of RTW, related to Cytokinetics’ proprietary small molecule cardiac myosin inhibitor product referred to as CK-274 and other assets (together, the “RTW Transactions”). We entered into a License and Collaboration Agreement (the “Ji Xing License Agreement”) with Ji Xing, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize CK-274 in the greater China region. Under the terms of the Ji Xing License Agreement, we received from Ji Xing a nonrefundable upfront payment of $25.0 million. License revenues for the three and nine months ended September 30, 2020 was $36.5 million and consisted of the residual allocation of consideration from the RTW transactions.

Research and Development Expenses

Research and development expenses for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2020	September 30, 2019	Increase (Decrease)	September 30, 2020	September 30, 2019	Increase (Decrease)
Cardiac muscle contractility	$14,167	$12,331	$1,836	$39,048	$35,154	$3,894
Skeletal muscle contractility	3,247	787	2,460	8,309	14,569	(6,260)
All other research programs	6,788	7,111	(323)	20,373	18,068	2,305
Total research and development expenses	$24,202	$20,229	$3,973	$67,730	$67,791	$(61)

Research and development expenses for the three months ended September 30, 2020 increased by $4.0 million from the three months ended September 30, 2019 primarily due to increased spending for reldesemtiv and clinical activities for our cardiac myosin inhibitor program. Research and development expenses for the nine months ended September 30, 2020 were comparable to the nine months ended September 30, 2019 with higher expenses for METEORIC-HF and our cardiac myosin inhibitor program offset by decreased spending for the Phase 2 clinical trial of reldesemtiv (FORTITUDE-ALS) which was completed in 2019.

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

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2020 increased by $2.5 million and $9.9 million, respectively, from the three and nine months ended September 30, 2019, primarily due to an increase in personnel related costs including stock-based compensation and higher outside service spend. We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2020	September 30, 2019	Increase (Decrease)	September 30, 2020	September 30, 2019	Increase (Decrease)
Term loan	$1,217	$1,328	$(111)	$3,667	$3,844	$(177)
Convertible notes	2,739	—	2,739	8,037	—	8,037
Warrants	—	—	—	184	—	184
Other	20	17	3	57	48	9
Total interest expense	$3,976	$1,345	$2,631	$11,945	$3,892	$8,053

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to liability related to sale of future royalties for the three and nine months ended September 30, 2020 and 2019 resulted from accretion of the liability related to the sale of future royalties. We anticipate that this non-cash interest expense will increase in the future primarily due to accretion of the liability over time.

Interest and Other Income, net

Interest and other income, net for the three and nine months ended September 30, 2020 and 2019 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

September 30, 2020
Financial assets:
Cash and cash equivalents	$200,812
Short-term investments	209,452
Total cash, cash equivalents and marketable securities	$410,264
Borrowings:
Term loan, net	45,920
Convertible notes, net	88,102
Total borrowings	$134,022
Working capital:
Current assets	$418,412
Current liabilities	27,573
Working capital	$390,839

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

Net cash used in operating activities of $43.2 million in the first nine months of 2020 was largely due to ongoing research and development activities, and general and administrative expenses to support those activities. Net loss for the first nine months of 2020 included, among other items: non-cash stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash interest expense related to debt.

Net cash used by investing activities of $22.9 million in the first nine months of 2020 was primarily due to purchases of investments offset by proceeds from maturity of investments.

Net cash provided by financing activities of $230.5 million in the first nine months of 2020 was primarily due to $188.9 million proceeds related to issuance of common stock in an underwritten public offering, proceeds from RTW private placement, stock based activities, and claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.

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

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, under the Funding Agreement, we have the right to exercise an option to receive up to $90.0 million in cash upon initiation of a global registration program for CK-274 in each of oHCM and nHCM if certain conditions are met. No assurance can be given that any of such conditions will be fulfilled prior to expiration of our ability to exercise our option pursuant to the Funding Agreement, and all or part of the proceeds made available to us, may need to be utilized for the prepayment or repayment of other outstanding indebtedness at the time under our Loan and Security Agreement, dated as of May 17, 2019, or the Term Loan Agreement, with Oxford Finance LLC, or Oxford, as collateral agent, and Silicon Valley Bank and Oxford as lenders party thereto, or the Lenders, as amended, pursuant to which the Lenders made available to us a $45.0 million loan, or the Term Loan, or any other indebtedness we have outstanding at that time. Moreover, in the event we were to exercise our option pursuant to the Funding Agreement, we would be obligated to make royalty payments to RTW of up to 4% of our net sales of CK-274 in the CK-274 Territory, which may or may not be more favorable to us than prevailing interest rates at the time of exercising such option.

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

If we are unable to repay those amounts, the relevant creditors could proceed against the collateral granted to them to secure that debt (if any), which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the Lenders in connection to the Term Loan can also impose a 5.0% penalty. In addition, the Term Loan has interest only payments through July 1, 2021. The interest only period will be extended through December 31, 2021 as a result of the achievement of positive results in GALACTIC-HF, the trial of omecamtiv mecarbil in chronic heart failure.

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

On July 14, 2020, we entered into the Royalty Purchase Agreement with RTW Royalty Holdings, pursuant to which we agreed to sell to RTW Royalty Holdings our right to receive the Mavacamten Royalty under the Collaboration Agreement in consideration for a cash payment by RTW Royalty Holdings to us of $85.0 million. The closing of the transaction contemplated by the Royalty Purchase Agreement (including the payment of the $85.0 million purchase price) is subject to the satisfaction of certain closing conditions, including MyoKardia providing its consent to the sale of the Mavacamten Royalty to RTW Royalty Holdings. In order to complete this sale transaction, the closing conditions must have been satisfied or waived on or prior to October 12, 2020. Since the closing conditions were not satisfied by such date, the Company and RTW Royalty Holdings have extended the date for fulfilment of the closing conditions until November 11, 2020 and may, but have no obligation to, agree to further extensions, if necessary. If the closing conditions are not satisfied or waived by or on November 11, 2020 or such other date as may be agreed by the parties, each of the parties shall have the right, but not the obligation to, terminate the Royalty Purchase Agreement. Until such time when all of the closing conditions to RTW Royalty Holdings’ obligations to consummate the sale transaction are satisfied or waived, RTW Royalty Holdings will be under no obligation to consummate the sale transaction or pay the purchase price to us (in which case we will retain our rights to the Mavacamten Royalty). Similarly, until such time when all of the closing conditions to the Company’s obligations to consummate the sale transaction are satisfied or waived, the Company will be under no obligation to consummate the sale transaction.

We have never generated, and may never generate, revenues from commercial sales of our drugs and we will not have drugs to market for at least several years, if ever.

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective, covered by insurance or government sponsored medical plans, and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our clinical-stage drug candidates include omecamtiv mecarbil for the potential treatment of heart failure, reldesemtiv for the potential treatment of ALS and potentially other indications associated with muscle weakness, and CK-274 for the potential treatment of HCM and potentially other indications. We cannot be certain that the clinical development of our current or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

GALACTIC-HF was conducted under an SPA agreement with FDA. However, even where the FDA agrees to the design, execution and analysis proposed in protocols reviewed under the SPA process, the FDA may revoke or alter its agreement in certain circumstances, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is subject to the SPA agreement. The existence of an SPA agreement in respect of GALACTIC-HF or any other trial does not guarantee that FDA would approve any resulting NDA in respect of any product that is the subject of any clinical trial subject to an SPA agreement.

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

Amgen conducted GALACTIC-HF, a Phase 3 clinical trial of omecamtiv mecarbil. We do not control the development activities being conducted or that may be conducted in the future by Amgen, including, but not limited to, the timing of initiation, termination or completion of clinical trials, the analysis of data arising out of those clinical trials or the timing of release of data concerning those clinical trials, which may impact our ability to report on Amgen’s results. Amgen may conduct these activities more slowly or in a different manner than we would if we controlled the development of omecamtiv mecarbil. Amgen is responsible for submitting future applications to the FDA and other regulatory authorities for approval of omecamtiv mecarbil and will be the owner of marketing approvals issued by the FDA and other regulatory authorities for omecamtiv mecarbil, subject to Servier’s exclusive rights for the commercialization of omecamtiv mecarbil in Europe, as well as the CIS, including Russia. If the FDA or other regulatory authorities approve omecamtiv mecarbil, Amgen will also be responsible for the marketing and sale of the resulting drug, subject to our right to co-promote omecamtiv mecarbil in North America in connection with the exercise of our option to co-fund Phase 3 development costs of omecamtiv mecarbil under the collaboration and subject to Servier’s exclusive rights for the commercialization of omecamtiv mecarbil in Europe, as well as the CIS, including Russia. However, we cannot control whether Amgen will devote sufficient attention and resources to the development of omecamtiv mecarbil or will proceed in an expeditious manner, even with our exercise of our option and co-funding of the Phase 3 development program of omecamtiv mecarbil. Even if the FDA or other regulatory agencies approve omecamtiv mecarbil, Amgen or Servier may elect not to proceed with the commercialization of the resulting drug in one or more countries.

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

Our business is increasingly dependent on complex and interdependent information technology systems, including internet-based systems, databases and programs, to support our business processes as well as internal and external communications. As use of information technology systems has increased, deliberate attacks and attempts to gain unauthorized access to computer systems and networks have increased in frequency and sophistication. Our information technology, systems and networks are potentially vulnerable to breakdown, malicious intrusion and computer viruses which may result in the impairment of production and key business processes or loss of data or information. We are also potentially vulnerable to data security breaches—whether by employees or others—which may expose sensitive data to unauthorized persons. We have in the past and may in the future be subject to security breaches. For example, in February 2018, we discovered that our e-mail server suffered unauthorized intrusions in which proprietary business information was accessed. In addition, in December 2019, one of our employee’s email account suffered an unauthorized intrusion, leading to the submission and inadvertent payment of a fraudulent invoice in the amount of approximately one hundred thousand dollars. In December 2019, our IT systems were exposed to a ransomware attack, which partially impaired certain IT systems for a short period of time. Finally, in September 2020, one of our employees’ email account suffered unauthorized access as result of a phishing incident, but the Company believes no sensitive information was accessed. Although we do not believe that we have experienced any material losses related to security breaches, including in three recent email “phishing” incidents or the ransomware attack, there can be no assurance that we will not suffer such losses in the future. Breaches and other inappropriate access can be difficult to detect and any delay in identifying them could increase their harm. While we have implemented measures to protect our data security and information technology systems, such measures may not prevent these events. Any such breaches of security and inappropriate access could disrupt our operations, harm our reputation or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

We are a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors. In addition, the loss of smaller reporting company status could require additional cost and effort to comply with applicable corporate governance, federal securities law and accounting requirements.

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

We will remain a “smaller reporting company” until (i) the market value of our common shares held by non-affiliates exceeds $250 million as of June 30 of any year; or (ii) either (a) our annual revenues exceed $100 million or (b) the market value of our common shares held by non-affiliates exceeds $700 million, as of June 30 of any year. On June 30, 2020, the market value of our common shares held by non-affiliates exceeded $700 million. Accordingly, we will no longer qualify as a “smaller reporting company” for our annual report for the year ending December 31, 2020, which may require us to carry out additional activities and comply with additional reporting requirements, which may divert management’s attention from other business concerns. Any failure to adequately comply with applicable federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may adversely affect our business, results of operations and financial condition.

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

In addition, our clinical trials or those conducted by our partner, Amgen, may continue to be adversely affected by the COVID-19 pandemic. For example, earlier this year we temporarily suspended enrollment in METEORIC-HF and REDWOOD-HCM due to the COVID-19 pandemic, although we have since resumed enrollment in both trials. Clinical site initiation, conduct, and patient enrollment has been and may continue to be delayed due to prioritization of medical resources toward the COVID-19 pandemic and restrictions on the ability to travel. It may not be possible to carry out some aspects of clinical trial protocols if quarantines or other restrictions impede patient movement or interrupt healthcare services. It may be necessary to suspend enrollment at some or all clinical trial sites to comply with shelter in place orders, and to reduce the risk to patients, their caretakers, and healthcare providers from contracting COVID-19. Patients may be forced to quarantine or comply with shelter-in-place orders or may refuse home healthcare visits, particularly in medically vulnerable patient populations. Similarly, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 but also may be pulled into clinical care and away from clinical research, may adversely impact our or our partner’s clinical trial operations. Further, our clinical trial patients who contract COVID-19 may (i) experience unexpected adverse medical events that could be wrongfully attributable to our investigational drugs, and (ii) experience endpoint events because of COVID-19 that could confound the interpretation of data and results relating to our investigational drugs arising from our clinical trials. Other key clinical trial activities, such as clinical trial site data monitoring and site inspections, may also be adversely affected due to limitations on travel imposed or recommended by governmental authorities, which may impact the integrity of subject data and clinical study endpoints. Finally, disruptions in our supply chain due to loss of the ability of sites to dispense study drug, travel and import/export restrictions or lack of raw materials may result in an interruption, or delays in receiving, supplies of our drug candidates from our contract manufacturing organizations or study sites, which in turn may also adversely affect our clinical trials.

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

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

10.1*+	License and Collaboration Agreement, dated July 14, 2020, by and between the Company and Ji Xing Pharmaceuticals Limited					X

10.2*+	Funding Agreement, dated July 14, 2020, by and between the Company and Dolya Holdco 19 Designated Activity Company					X

10.3*+	Royalty Purchase Agreement, dated July 14, 2020, by and between the Company and Dolya Holdco 19 Designated Activity Company					X

10.4*	Form of Common Stock Purchase Agreement, dated July 14, 2020					X

10.5+	Third Amendment to Loan and Security Agreement, dated July 16, 2020, by and among the Company, Oxford Finance LLC and Silicon Valley Bank					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

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

*	Portions of the publicly filed document have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2020	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching Jaw
Ching Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert Wong
Robert Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)