Form 10-K
period 2020-12-31
CYTOKINETICS INC
filed 2021-02-26
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $1,413.0 million (based on a closing price of $23.57 per share as reported by the Nasdaq Global Select Market on June 30, 2020). For purposes of this calculation, shares of common stock beneficially owned by the Registrant’s directors, officers and certain stockholders as of June 30, 2020 have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant has no non-voting common equity.

As of February 23, 2021, the number of shares outstanding of the Registrant’s common stock, par value $0.001 per share, was 71,110,576 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CYTOKINETICS, INCORPORATED

FORM 10-K

YEAR ENDED DECEMBER 31, 2020

FORWARD LOOKING STATEMENTS

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2021;
•	the sufficiency of existing resources to fund our operations for at least the next 12 months;
•	our capital requirements and needs for additional financing;
•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, including the anticipated timing for initiation of clinical trials, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials; the results from the clinical trials, the non-clinical studies and chemistry, manufacturing, and controls activities of our drug candidates and other compounds, and the significance and utility of such results; anticipated interactions with regulatory authorities;

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;
•	the timing and likelihood of regulatory approval for omecamtiv mecarbil or any of our other drug candidates;
•

our expected roles in research, development or commercialization under our strategic alliances with Amgen Inc. (“Amgen”), Astellas Pharma Inc. (“Astellas”) and Ji Xing Pharmaceuticals Limited (“Ji Xing”);

•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;
•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances;
•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•	market acceptance of our drugs;
•	changes in third party healthcare coverage and reimbursement policies;
•	our plans or ability to commercialize drugs, with or without a partner, including our intention to develop sales and marketing capabilities;
•	the focus, scope and size of our research and development activities and programs;
•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;
•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;
•	future payments and other obligations under loan, lease agreements, and revenue interest agreement and the convertible notes;
•	potential competitors and competitive products;
•	retaining key personnel and recruiting additional key personnel; the potential impact of recent accounting pronouncements on our financial position or results of operations; and
•	the continuing impact of the COVID-19 pandemic on our research and development activities and business operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

Astellas’ decisions with respect to the timing, design and conduct of research and development activities for those skeletal muscle activators subject to the License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020 (the “Astellas OSSA Agreement”); and Ji Xing’s decisions with respect to the timing, design and conduct of development and commercialization activities for CK-274 in the People’s Republic of China (including the Hong Kong SAR and Macau SAR) (together “China”) and Taiwan;

•	our ability to complete the transition of the programs related to omecamtiv mecarbil and CK-136 (formerly known as AMG 594) from Amgen to us effectively or efficiently by May 20, 2021;
•

our ability to receive funds under the Funding Agreement, dated July 14, 2020 (the “Funding Agreement”) between us and RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”), which is subject to certain conditions;

•

our ability to enroll patients in our clinical trials by any particular date, including our ability to complete enrollment in Cohort 2 of REDWOOD-HCM by the first quarter of 2021 and complete METEORIC-HF enrollment in the first half of 2021;

•	our ability to complete our clinical trials by any particular date, including our ability to complete and publish the results of REDWOOD-HCM by mid-2021;
•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;
•	our ability to obtain additional financing on acceptable terms, if at all;
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

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly states the principal risks and uncertainties facing our business that could affect our common stock, which are only a select portion of those risks. A more complete statement of those risks and uncertainties is set forth in the Section 1A “Risk Factors” of this report. This summary is qualified in its entirety by that more complete statement. You should carefully read the entire statement and “Risk Factors” when considering the risks and uncertainties as part of your evaluation of an investment in our common stock.

•	Notwithstanding GALACTIC-HF having met its primary efficacy endpoint, there is no guarantee that the FDA or any other regulatory authority will approve omecamtiv mecarbil.

GALACTIC-HF demonstrated a statistically significant effect of treatment with omecamtiv mecarbil to reduce risk of the primary composite endpoint of cardiovascular death or heart failure events (heart failure hospitalization and other urgent treatment for heart failure) compared to placebo in patients treated with standard of care (HR: 0.92; 95% CI: 0.86, 0.99, p-0.025). The trial results, however, showed that no secondary endpoints were met. In particular, no reduction in the secondary endpoint of time to cardiovascular death was observed, and the KCCQ total symptom score by randomization setting did not meet the significance threshold of P=0.002 based upon the multiplicity control testing procedure. No assurances can be given that the primary endpoint results of GALACTIC-HF alone will be deemed sufficiently safe or efficacious to warrant approval by the FDA or any other regulatory authority. Although supplemental analyses showed that omecamtiv mecarbil potentially has a greater treatment effect in certain subgroups of trial patients, no assurance can be given that the FDA or any other regulatory authority will consider any such subgroup analysis as the basis for an approval of omecamtiv mecarbil without requiring additional clinical trials.

•

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, including CK-274 and reldesemtiv, which could prevent or significantly delay completion of clinical development and regulatory approval.

All of our drug candidates, including CK-274 and reldesemtiv, are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an investigational new drug application with the FDA (or a foreign equivalent) (“IND”) with respect to our potential drug candidates. Even if the results of preclinical studies for a drug candidate are sufficient to support such a filing, the results of preclinical studies do not necessarily predict the results of subsequent clinical trials. Even if we believe the data collected from clinical trials of our drug candidates are promising, these data may not be sufficient to support approval of a new drug application (or foreign equivalent) by the FDA or foreign regulatory authorities (“NDA”).

•

The transition of responsibilities for manufacturing, development, regulatory, commercial planning and other activities related to omecamtiv mecarbil and CK-136 (formerly known as AMG 594) from Amgen to us may not be completed effectively or efficiently and could result in substantial delays to these programs and significant increased costs to us.

No assurance can be made that Amgen will cooperate with us and take such actions required of Amgen under our agreement with Amgen to transition responsibilities for the manufacturing, development, regulatory, commercial planning and other activities related to omecamtiv mecarbil and/or CK-136 to us effectively or efficiently. No assurance can be made that we will have or be able to mobilize the capital, personnel, systems or other recourses required to ensure our ability to meet our legal or regulatory responsibilities and obligations, to continue the development of the omecamtiv mecarbil and/or CK-136 programs, including the conduct of clinical trials of omecamtiv mecarbil and/or CK-136, without substantial delays to the timelines previously anticipated prior to Amgen’s decision to terminate our agreement or without significant costs as compared to our anticipated costs prior to Amgen’s decision to terminate our agreement, or to ensure commercial preparedness for a potential product launch of omecamtiv mecarbil.

•

We currently have limited sales or marketing capabilities and, if we are unable to enter into or maintain strategic alliances with marketing partners or to develop our own sales and marketing capabilities, we may not be successful in commercializing omecamtiv mecarbil or our other drug candidates.

To effectively commercialize our drugs, we will need to establish and/or expand our own specialized sales force and marketing organization with technical expertise and supporting manufacturing and distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch.

In relation to omecamtiv mecarbil specifically, prior to Amgen’s notification of its election to terminate the Amgen Agreement, we expected that, consistent with the terms of such agreement, Amgen would bear primary operational and financial responsibility for the sales, marketing, manufacturing and distribution activities related to the product launch and commercialization of omecamtiv mecarbil. As a result of the anticipated termination of the Amgen Agreement, we must now build and/or expand our capabilities without Amgen’s operational or financial support, which will result in significantly higher costs to us than what we had expected prior to Amgen’s notification of its election to terminate the Amgen Agreement, and we may never be able to successfully build and/or expand our commercialization capabilities to fully substitute the capabilities of Amgen of which we were reliant upon. Moreover, as a result of Servier’s notification of its election to terminate the Servier Agreement, we will need to seek a replacement partner in Europe with the expertise and resources to successfully launch and commercialize omecamtiv mecarbil in Europe or to establish our own commercial capabilities in Europe at our own cost and effort.

•

We depend on CROs to conduct our clinical trials and have limited control over their performance. If these CROs do not successfully carry out their contractual duties or meet expected deadlines, or if we lose any of our CROs, we may not be able to obtain regulatory approval for or commercialize our product candidates on a timely basis, if at all.

•

We have no manufacturing capacity and depend on our strategic partners and contract manufacturers to produce our clinical trial materials, including our drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential drugs.

•	Our success depends substantially upon our ability to obtain and maintain intellectual property protection relating to our drug candidates, compounds and research technologies.
•	Our competitors may develop drugs that are less expensive, safer or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.
•	If physicians and patients do not accept our drugs, we may be unable to generate significant revenue, if any.

Even if our drug candidates obtain regulatory approval, the resulting drugs, if any, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established for purposes of approval, physicians may elect not to recommend these drugs for a variety of reasons.

•	The commercial success of our products depends on the availability and sufficiency of third‑party payor coverage and reimbursement.

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

•	We have a history of significant losses and may not achieve or sustain profitability and, as a result, you may lose part or all of your investment.

We have generally incurred operating losses in each year since our inception in 1997, due to costs incurred in connection with our research and development activities and general and administrative costs associated with our operations. Our drug candidates are all in early through late-stage clinical testing, and we and our partners must conduct significant additional clinical trials before we and our partners can seek the regulatory approvals necessary to begin commercial sales of our drug candidates.

•	We will need substantial additional capital in the future to sufficiently fund our operations.

We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities or launch commercial products. To the extent that we raise additional funds through strategic alliances or licensing or other arrangements with third parties, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds through debt financing, the financing may involve covenants that restrict our business activities. To the extent that we raise additional funds by issuing equity securities, our stockholders will experience additional dilution and our share price may decline.

•

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

PART I

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

Our clinical-stage drug candidates are: omecamtiv mecarbil, a novel cardiac myosin activator, CK-136 (formerly known as AMG 594), a novel cardiac troponin activator, reldesemtiv, a novel fast skeletal muscle troponin activator (“FSTA”), CK-3773274 (“CK-274”), a novel cardiac myosin inhibitor, and CK-3772271 (“CK-271”), our second novel cardiac myosin inhibitor.

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

CK-136 (formerly known as AMG 594) was discovered under our joint research program with Amgen. In collaboration with Cytokinetics, Amgen conducted a randomized, placebo-controlled, double-blind, single and multiple ascending dose, single-center Phase 1 study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-136 in healthy subjects.

CK-274 is a novel, oral, small molecule cardiac myosin inhibitor. CK-274 arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. CK-274 was designed to reduce the hypercontractility that is associated with hypertrophic cardiomyopathy (“HCM”).

CK-274 is being evaluated in patients with symptomatic, obstructive HCM in REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM), a Phase 2 multicenter, randomized, placebo-controlled, double-blind, dose-finding clinical trial of CK-274.

CK-271 is our second novel, oral, small molecule cardiac myosin inhibitor. CK-271 is an allosteric cardiac myosin inhibitor that produces reversible dose and plasma concentration-dependent reductions in cardiac contractility without affecting heart rate in preclinical models. CK-271 reduces compensatory cardiac hypertrophy and cardiac fibrosis in preclinical models of HCM and heart failure with preserved ejection fraction. CK-271 is the second cardiac myosin inhibitor arising from the Company’s extensive chemical optimization program conducted with careful attention to therapeutic index and pharmacokinetic properties and may be therapeutically effective by providing rapid relief of excessive hypercontractility such as HCM.

Reldesemtiv selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Reldesemtiv was developed under our joint development program with Astellas.

In collaboration with Astellas, we conducted a Phase 2 clinical trial of reldesemtiv in patients with spinal muscular atrophy (“SMA”) and a Phase 2 clinical trial of reldesemtiv in patients with amyotrophic lateral sclerosis (“ALS”), called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). Astellas, in collaboration with us, conducted a Phase 2 clinical trial of reldesemtiv in patients with chronic obstructive pulmonary disease (“COPD”) and a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility. COURAGE-ALS (Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS) is the planned Phase 3 clinical trial of reldesemtiv in patients with ALS.

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

Corporate Strategy

We are a late-stage biopharmaceutical company focused on discovering, developing and commercializing first-in-class muscle activators and next-in-class muscle inhibitors as potential treatments for debilitating diseases in which muscle performance is compromised and/or declining. As a leader in muscle biology and the mechanics of muscle performance, we are developing small molecule drug candidates specifically engineered to impact muscle function and contractility. Our goal is to discover, develop and commercialize novel drug products that modulate muscle function to improve patient healthspan, with the intent of establishing a fully-integrated biopharmaceutical company.

In 2020, we articulated our five-year strategic plan, Vision 2025: “Leading with Science, Delivering for Patients,” enabling Cytokinetics to become the leading muscle biology biopharmaceutical company that meaningfully improves the lives of patients with diseases of impaired muscle function through access to novel medicines arising from its research.

The key components of our five-year Corporate Strategy are:

•

Achieve regulatory approvals for at least two drugs arising from our pipeline. We are committed to fueling a diverse and expansive pipeline of muscle-directed drug candidates advancing toward regulatory approval. As we advance our drug candidates into later-stage clinical development, we extensively evaluate previous clinical trial designs and results to assess key learnings that may be applied to our late-stage clinical development activities. We believe this may result in more successful later-stage clinical development activities that may increase the likelihood of achieving regulatory success and deliver effective therapies to patients that can address the needs of people living with devastating diseases of muscle impairment. Pursuing a broad-based clinical development strategy may afford us the opportunity to not be reliant on the outcome of a singular clinical program or clinical trial result, thereby potentially mitigating the risk of clinical development and regulatory hurdles. We or our partners have been conducting extensive clinical trials for our most advanced drug candidates and we believe that three drug candidates are poised to achieve potential regulatory approval by 2025 and we strive to develop compelling scientific, clinical and value-driven rationales that may lead to regulatory approvals.

•

Build commercial capabilities to market and sell our medicines reflective of their innovation and value. With a focus on disease areas for which there are serious unmet medical needs, we direct our activities to potential commercial opportunities in concentrated and tractable customer segments, such as hospital specialists and disease-specific centers of excellence, which may be addressed by smaller, targeted sales forces. In preparing for the potential commercialization of our drug candidates directed to these markets, we are focusing our activities on the key issues facing, physicians, patients and payors, including the principal drivers of clinical and economic burdens associated with these diseases. We have established alliances and collaborations with leading academic institutions and professional societies to analyze clinical and claims data to better understand the real-world burden of disease from a clinical and economic standpoint. We believe this approach may inform the value proposition that our potential first-in-class and next-in-class therapies may offer to various stakeholders within the healthcare ecosystem. Targeting unmet medical needs may provide us competitive advantages and support our development of a franchises in diseases involving muscle function. In the markets for our potential therapies, we believe that a company with limited resources may be able to compete effectively against larger, more established companies with greater financial and commercial resources. For these opportunities, we intend to build sales and marketing capabilities in North America and Europe with the goal of becoming a fully-integrated biopharmaceutical company.

•

Generate sustainable and growing revenues from product sales. As we move toward becoming a fully integrated biopharmaceutical company, we expect to evolve our corporate development strategies to raise capital through a combination of strategic partnerships and equity capital financings to one that is sustained from product generated revenues that are expected to grow over time. We expect to successfully commercialize at least two of our drug candidates in the U.S. and Europe and achieve growing profitability. Through prudent investment spending fueled by commercial returns alongside other potential strategic partnerships and royalty monetization deals, we seek to provide investor returns while continuing to conduct proprietary research to support future commercial programs. Additionally, we strive to ensure sustainable growth of product sales and long-term profitability through lifecycle management strategies.

•

Double our development pipeline to include ten therapeutic programs. We believe that our extensive understanding of muscle biology and our proprietary research activities should enable us to discover and potentially to develop additional muscle directed drug candidates with novel mechanisms of action that may offer potential benefits not provided by existing drugs and which may have application across a broad array of diseases and medical conditions. Progressing related programs in parallel may afford us an opportunity to build a broader business that could benefit from multiple products that serve related clinical and commercial needs associated with impaired muscle function, muscle weakness and fatigue. In addition, this strategy may enable us to diversify certain technical, financial and operating risks by advancing several drug candidates in parallel. In 2020 we advanced five potential drug candidates through various stages of clinical development. Over the next five years, we will expand our research discovery platform beyond muscle contractility to support doubling our pipeline to ten therapeutic programs.

•

Expand our discovery platform to muscle energetics, growth and metabolism. We expect that we may be able to leverage our expertise in muscle contractility to expand muscle biology research programs related to other areas of muscle function and which may extend to the potential treatment of other serious, yet adjacent, diseases and conditions. As most muscle-related diseases are accompanied by defects in metabolism or mitochondrial function, we also anticipate that treatments that modulate contractility could be additive with therapeutics that boost metabolic capacity. We can augment our industry-leading expertise in muscle contractility by building similar expertise in mitochondrial biology and technologies. Strategies toward enhancing our discovery platform into muscle energetics and metabolism include building human and capital resources for mitochondrial and metabolism research capabilities, expanding strategic academic partnerships, engaging the mitochondrial research community, engaging the mitochondrial disease advocacy community, and evaluating therapeutic and technology platforms for potential in-licensing.

•

Be the science-driven company people want to join and partner with. We build our science around patients and their families through authentic and ongoing engagement and are committed to transforming patients’ lives through our activities. Our goal is to provide employees with an opportunity to contribute to something bigger than any one of the individuals at the company. We believe that a commitment to a diverse, inclusive and respectful culture goes beyond what is “right” to do; it is foundational to building a successful, creative, and science driven company, and essential to develop a community of colleagues who are impassioned by our purpose to improve the lives of patients. As a patient-centric organization, we rely on an approach where clinical outcomes, patient experiences and patients’ goals for care intersect. We value our partnerships with industry, professional societies, advocacy organizations, vendors and academic institutions and aim to solicit ongoing feedback to ensure interests are aligned and collaborations are successful

Research and Development Programs

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

Our research and development expenses were $97.0 million for 2020, $86.1 million for 2019 and $89.1 million for 2018.

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

Amgen Strategic Alliance

Our strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil, for the potential treatment of heart failure is governed by the Amgen Agreement. Currently, Amgen has exclusive, worldwide rights to develop and commercialize omecamtiv mecarbil and related compounds subject to our specified development and commercial participation rights. Amgen also entered an alliance with Les Laboratoires Servier and Institut de Recherches Internationales Servier (“Servier”) for exclusive commercialization rights for omecamtiv mecarbil in Europe as well as the Commonwealth of Independent States (“CIS”), including Russia; Servier has contributed funding for development and provides strategic support to the program.

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

On November 23, 2020, we announced that Amgen has elected to terminate the Amgen Agreement and thereby end its collaboration with Cytokinetics, effective May 20, 2021, and intends to transition development and commercialization rights for omecamtiv mecarbil and CK-136 (formerly known as AMG 594) to Cytokinetics.

On December 23, 2020, we announced that Amgen notified us that Servier elected to terminate the sublicense agreement between Amgen and Servier for the development and commercialization of omecamtiv mecarbil in Europe and the Commonwealth of Independent States, including Russia (the “Servier Agreement”). The termination is effective as of March 18, 2021, after which all development, commercialization and other rights with respect to omecamtiv mecarbil previously granted by Amgen to Servier will revert to Amgen. Given Servier’s notice to Amgen, all worldwide rights related to the development and commercialization of omecamtiv mecarbil will now return to Cytokinetics commensurate with the effective termination of the Amgen Agreement on May 20, 2021.

As a result of Amgen’s and Servier’s elections to terminate the Amgen Agreement and the Servier Agreement respectively, we will dedicate resources to ensure the transition of the programs related to omecamtiv mecarbil and CK-136 (formerly known as AMG 594) to us. In addition, we anticipate engaging with regulatory authorities in 2021 regarding the results of GALACTIC-HF with the objective to assess potential regulatory paths for an NDA submission for omecamtiv mecarbil and continuing our commercial planning activities. Finally, we plan to evaluate a wide range of corporate development strategies for potential co-development, co-commercialization and licensing deals in relation to omecamtiv mecarbil and our other drug candidates in order to mitigate the cost effects of the termination of the Amgen Agreement and Servier Agreement and enhance our commercial capabilities.

In February 2017, we entered into a Royalty Purchase Agreement (the “RPI Royalty Purchase Agreement”) with RPI Finance Trust (“RPI”). Under the RPI Royalty Purchase Agreement, Cytokinetics sold a portion of its right to receive royalties from Amgen on future net sales of omecamtiv mecarbil and other compounds with the same mechanism of action as omecamtiv mecarbil that are subject to the Amgen Agreement (together the “Amgen Alliance Compounds”) to RPI for a one-time payment of $90 million. The RPI Royalty Purchase Agreement provides for the sale of a royalty to RPI of 4.5% on worldwide net sales of omecamtiv mecarbil and other Amgen Alliance Compounds, subject to a potential increase of up to an additional 1% under certain circumstances (delay in US marketing approval). The RPI Royalty Purchase Agreement further provides that in the event Amgen elects to terminate the Amgen Agreement, we are obliged to enter into an agreement with RPI to preserve RPI’s rights under the RPI Royalty Purchase Agreement, which includes the payment by Cytokinetics of 4.5% of its worldwide net sales of omecamtiv mecarbil and other Amgen Alliance Compounds, subject to a potential increase of up to an additional 1% under certain circumstances (delay in US marketing approval).

Omecamtiv mecarbil

Our lead drug candidate from our cardiac contractility program is omecamtiv mecarbil, a novel cardiac myosin activator. We are developing omecamtiv mecarbil as a potential treatment across the continuum of care in heart failure both for use in the hospital setting and for use in the outpatient setting. Omecamtiv mecarbil is the subject of a Phase 3 clinical trials development program in patients with heart failure with reduced ejection fraction under our strategic alliance with Amgen.

Omecamtiv mecarbil: Clinical Development

GALACTIC-HF: GALACTIC-HF is a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil which was conducted by Amgen, in collaboration with Cytokinetics. The primary objective of this double-blind, randomized, placebo-controlled multicenter clinical trial is to determine if treatment with omecamtiv mecarbil when added to standard of care is superior to standard of care plus placebo in reducing the risk of cardiovascular death or heart failure events in patients with high risk chronic heart failure and reduced ejection fraction. GALACTIC-HF was conducted under a Special Protocol Assessment (“SPA”) with the FDA. GALACTIC-HF completed enrollment in mid-2019, having enrolled 8,256 symptomatic chronic heart failure patients with reduced ejection fraction in over 1,000 sites in 35 countries who were either currently hospitalized for a primary reason of heart failure or had had a hospitalization or admission to an emergency room for heart failure within one year prior to screening. Patients were randomized to either placebo or omecamtiv mecarbil with dose titration up to a maximum dose of 50 mg twice daily based on the plasma concentration of omecamtiv mecarbil after initiation of drug therapy. The primary endpoint is a composite of time to cardiovascular death or first heart failure event, whichever occurs first, with heart failure event defined as hospitalization, emergency room visit, or urgent unscheduled clinic visit for heart failure. Secondary endpoints include time to cardiovascular death; patient reported outcomes as measured by the Kansas City Cardiomyopathy Questionnaire Total Symptom Score; time to first heart failure hospitalization; and time to all-cause death.

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

In May 2020, we announced that the FDA granted fast track designation for omecamtiv mecarbil for the potential treatment of chronic heart failure with reduced ejection fraction. Fast track designation may potentially expedite the review of a drug that is intended for the treatment of a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for such a disease or condition.

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

On October 8, 2020 we announced the topline results from GALACTIC-HF and on November 13, 2020 we announced the primary results from GALACTIC-HF. The results of GALACTIC-HF show that after a median duration of follow-up of 21.8 months, the trial demonstrated a statistically significant effect of treatment with omecamtiv mecarbil to reduce risk of the primary composite endpoint of cardiovascular (“CV”) death or heart failure events (heart failure hospitalization and other urgent treatment for heart failure) compared to placebo in patients treated with standard of care. A first primary endpoint event occurred in 1,523 of 4,120 patients (37.0%) in the omecamtiv mecarbil group and in 1,607 of 4,112 patients (39.1%) in the placebo group (hazard ratio, 0.92; 95% confidence interval [CI] 0.86, 0.99; p=0.025). This effect was observed without evidence of an increase in the overall rates of myocardial ischemic events, ventricular arrhythmias or death from cardiovascular or all causes.

The statistically significant reduction in the composite of heart failure events or CV deaths, without significant imbalances in the overall incidence of adverse events across treatment arms, was observed in one of the broadest and most diverse range of patients enrolled in a contemporary heart failure trial. GALACTIC-HF included both inpatients and outpatients, and with a high representation of participants with moderate to severe heart failure symptoms as well as lower ejection fraction, systolic blood pressure and renal function.

No reduction in the secondary endpoint of time to CV death was observed. Death from cardiovascular causes occurred in 808 (19.6%) patients treated with omecamtiv mecarbil and 798 patients (19.4%) assigned to placebo (hazard ratio, 1.01; 95% CI, 0.92 to 1.11; p=0.86). The pre-specified analysis of change from baseline to week 24 in the KCCQ total symptom score by randomization setting (inpatient mean difference [95% CI]: 2.50 [0.54, 4.46], outpatient mean difference: -0.46 [-1.40, 0.48], joint P = 0.028) did not meet the significance threshold of P=0.002 based upon the multiplicity control testing procedure. No other secondary endpoints were met in accordance with the prespecified statistical analysis.

The effect of omecamtiv mecarbil was consistent across most prespecified subgroups and with a potentially greater treatment effect suggested in patients with a lower left ventricular ejection fraction (LVEF ≤28%, n=>4,000, hazard ratio, 0.84; 95% CI 0.77, 0.92; interaction p=0.003). Omecamtiv mecarbil also significantly decreased NT-proBNP concentrations by 10% (95% CI 6-14%) at Week 24 compared to placebo.

The overall safety profile of omecamtiv mecarbil in GALACTIC-HF appeared to be consistent with data from previous trials. Adverse events and treatment discontinuation of study drug were balanced between the treatment arms. In general, the overall rates of myocardial ischemia, ventricular arrhythmias and death were similar between treatment and placebo groups. Additionally, there was no significant difference in the change in systolic blood pressure between baseline and at 24 or 48 weeks between the omecamtiv mecarbil and placebo groups. There was a small but significant decrease in heart rate in participants assigned to omecamtiv mecarbil compared to placebo at both timepoints. Median cardiac troponin I concentration increased 4 ng/L (95% CI 3-5; limit of detection, 6 ng/L) from baseline with omecamtiv mecarbil compared to placebo.

On December 7, 2020, we announced additional results from GALACTIC-HF. These results of GALACTIC-HF showed that the effect of omecamtiv mecarbil on the primary composite endpoint in GALACTIC-HF was consistent across most prespecified subgroups and with a potentially greater treatment effect suggested in patients with a lower left ventricular ejection fraction (LVEF ≤28%, n=4,456, hazard ratio, 0.84; 95% CI 0.77, 0.92; interaction p=0.003). Supplemental analyses of this lower ejection fraction subgroup in GALACTIC-HF showed that this potentially greater treatment effect in patients who received omecamtiv mecarbil was consistently observed in patients with characteristics that may indicate advanced heart failure status, such as being hospitalized within the last 3 months (HR 0.83, 95% CI 0.74 – 0.93, p=0.001), having New York Association Class III or IV heart failure (HR 0.80, 95% CI 0.71 – 0.90, p<0.001), higher N-terminal-pro brain natriuretic peptide levels (HR 0.77, 95% CI 0.69 – 0.87, p<0.001), and lower blood pressures (HR 0.81, 95% CI 0.70 – 0.92, p=0.002). The absolute risk reductions (ARR) ranged from 5.2% to 8.1% in these subgroups as compared to the ARR of 2.1% observed in the overall population.

Additionally, a supplemental analysis of the continuous relationship between ejection fraction and the hazard ratio for the primary composite endpoint in GALACTIC-HF suggested a potentially stronger treatment effect of omecamtiv mecarbil in patients with increasingly lower ejection fractions.

We are continuing to review prespecified analyses and supplemental analyses of results of GALACTIC-HF. In addition, we plan on engaging regulatory authorities in 2021 with the objective to assess potential regulatory paths and continuing our commercial planning activities. As a consequence of Amgen’s election to terminate the Amgen Agreement, we are engaging with Amgen to transition development and commercialization activities with respect to omecamtiv mecarbil to us by May 20, 2021.

METEORIC-HF: In collaboration with Amgen, we are conducting METEORIC-HF, a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance. Patients are being randomized in a 2:1 fashion to omecamtiv mecarbil, which is started at 25 mg twice daily and titrated to 25, 37.5 or 50 mg twice daily based on the same pharmacokinetics-guided dosing regimen as is used in GALACTIC-HF, or to placebo. METEORIC-HF is planned to enroll approximately 270 symptomatic chronic heart failure patients in nine countries. The primary endpoint of METEORIC-HF is change in peak oxygen uptake on Cardio-Pulmonary Exercise Testing (“CPET”) from baseline to Week 20. Secondary endpoints include change in total workload during CPET from baseline to Week 20, change in ventilatory efficiency during CPET from baseline to Week 20 and change in the average daily activity units measured over 2 weeks from baseline to Week 18-20. After temporarily suspending enrollment in METEORIC-HF due to the COVID-19 pandemic earlier this year, we resumed enrollment in June. We believe enrollment may be completed in the first half of 2021. After the effective termination of the Amgen Agreement, we will be solely responsible for the conduct of METEORIC-HF.

Omecamtiv mecarbil: Microgenics Immunoassay Development

Amgen and Microgenics Corporation (“Microgenics”) are parties to that certain Collaborative Development and Commercialization Agreement, dated July 26, 2012 (as amended from time to time, the “Assay Agreement”), for the development of an antibody-based immunoassay (the “OM Assay”) used for the in vitro measurement of concentrations of omecamtiv mecarbil in human blood and other bodily fluids, as well as related calibrator and controls, based on immunoassay technologies developed by Microgenics and its affiliates suitable for application on automated chemistry analyzers. The OM Assay is intended to ensure personalized dose optimization of omecamtiv mecarbil in patients being treated.

Following Amgen’s notification of its decision to terminate the Amgen Agreement, we have commenced discussions with Microgenics related to the potential assignment of the Assay Agreement from Amgen to us and the continued development of the OM Assay and related regulatory filings and commercial planning activities by Microgenics such that the OM Assay may be approved by the FDA and other regulatory authorities and deployed for commercialization upon commercial launch of omecamtiv mecarbil.

CK-136 (formerly known as AMG 594)

CK-136 is a novel, selective, oral, small molecule cardiac troponin activator which was discovered under our joint research program with Amgen. In preclinical models, CK-136 increases myocardial contractility by binding to cardiac troponin through an allosteric mechanism that sensitizes the cardiac sarcomere to calcium, facilitating more actin-myosin cross bridge formation during each cardiac cycle thereby resulting in increased myocardial contractility. Similar to cardiac myosin activation, preclinical research has shown that cardiac troponin activation does not change the calcium transient of cardiac myocytes.

In March 2020, we announced that preclinical data were presented at the Keystone Symposium “Charting a New Course for Heart Failure: From Discovery to Data,” demonstrating that CK-136 selectively increases calcium sensitivity of cardiac muscle fibers and increases cardiac contractility.

CK-136: Clinical Development

In collaboration with Cytokinetics, Amgen conducted a randomized, placebo-controlled, double-blind, single and multiple ascending dose, single-center Phase 1 study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-136 in healthy subjects. As a consequence of Amgen’s election to terminate the Amgen Agreement, we are engaging with Amgen to transition development activities with respect to CK-136 to us by May 20, 2021.

CK-274

CK-274 is a novel, oral, small molecule cardiac myosin inhibitor that our company scientists discovered. CK-274 arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. CK-274 was purposely designed to reduce the hypercontractility that is associated with HCM. In preclinical models, CK-274 reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. CK-274 reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. The preclinical pharmacokinetics of CK-274 were characterized evaluated and optimized for potential rapid onset, ease of titration and rapid symptom relief in the clinical setting. The initial focus of the development program for CK-274 will include an extensive characterization of its pharmacokinetics/pharmacodynamic (“PK/PD”) relationship as has been a hallmark of Cytokinetics’ industry-leading development programs in muscle pharmacology. The overall development program will assess the potential of CK-274 to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM.

CK-274: Clinical Development

We conducted a Phase 1 double-blind, randomized, placebo-controlled, multi-part, single and multiple ascending dose clinical trial of CK-274 to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-274 in healthy subjects. In September 2019 we presented data from the Phase 1 study of CK-274 at the HFSA 23rd Annual Scientific Meeting in Philadelphia. The study met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of CK-274, describe the pharmacokinetics of CK-274 and its pharmacodynamic effects as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of CK-274 into a Phase 2 clinical trial in patients with obstructive HCM (REDWOOD-HCM), which started in the first quarter of 2020 and will continue to be conducted in 2021.

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

On December 9, 2020, we announced that interim analysis of data from Cohort 1 of REDWOOD-HCM showed patients experienced substantial reductions in the average resting left ventricular outflow tract gradient (LVOT-G) as well as the post-Valsalva LVOT-G (defined as resting gradient <30 mmHg and post-Valsalva gradient <50 mmHg). These clinically relevant decreases in pressure gradients were achieved with only modest decreases in average left ventricular ejection fraction (LVEF); there were no dose interruptions due to LVEF falling below 50%, the prespecified safety threshold. Pharmacokinetic data were similar to those observed in Phase 1. In addition, the safety and tolerability data were supportive of continued dose escalation with no serious adverse events attributed to study treatment reported by the investigators.

Based on the interim analysis of data from Cohort 1 of REDWOOD-HCM, the steering committee and the data monitoring committee of REDWOOD-HCM recommended that the trial proceed to Cohort 2. Cohort 2 of REDWOOD-HCM is expected to enroll patients at centers in North America and Europe. Enrollment in Cohort 2 of REDWOOD-HCM is expected to complete in the first quarter of 2021 and full results from REDWOOD-HCM across both Cohort 1 and Cohort 2 are expected in mid-2021.

On January 11, 2021, we announced that the FDA granted orphan drug designation to CK-274 for the treatment of symptomatic HCM.

On January 13, 2021, we announced that the first patient had been dosed in Cohort 2 of REDWOOD-HCM, thereby earning a $2.5 million milestone payment to us under our agreement with Ji Xing.

Ji Xing Strategic Alliance

On July 14, 2020, we entered into that certain License and Collaboration Agreement with Ji Xing (the “Ji Xing License Agreement”), pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize CK-274 in China and Taiwan. Under the terms of the Ji Xing License Agreement, we received from Ji Xing an upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to CK-274 in the field of obstructive hypertrophic cardiomyopathy, or oHCM, and/or non-obstructive hypertrophic cardiomyopathy, or nHCM, and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of CK-274 in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

CK-271

In the first quarter of 2020, we submitted an IND for CK-271, a second cardiac myosin inhibitor, and we were notified by the FDA that the IND was accepted. One of the hallmarks of Cytokinetics’ research and development approach has been to advance multiple compounds to enable potential expansion of a drug development program into different indications and patient populations. On September 23, 2020, we announced that the first participants have been dosed in a Phase 1 placebo-controlled, single ascending dose clinical study of CK-271. The primary objective of this Phase 1 placebo-controlled, single ascending dose clinical study in healthy adults is to assess the safety and tolerability of CK-271. The secondary objective is to evaluate the pharmacokinetic profile of CK-271 following single oral ascending doses. The study design includes three cohorts, with 8 adults per cohort randomized (6:2) in a blinded fashion to CK-271 or placebo. Dose escalation decisions were made after review of the available safety, pharmacokinetic, and echocardiography data. In 2020, we completed our planned Phase 1, single-dose pharmacokinetic evaluation and tolerability assessments of CK-271 in healthy volunteers and determined it to be suitable for further development. We are evaluating its potential for its further development in connection with our plans to conduct a broad development program for our cardiac myosin inhibitor(s) in HCM and potentially other indications.

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

Astellas Strategic Alliance

Our strategic alliance with Astellas to advance novel therapies for diseases and medical conditions associated with muscle impairment and weakness commenced in 2013 under the License and Collaboration Agreement, dated June 21, 2013 between the parties (the “Astellas Agreement”). Initially we exclusively licensed to Astellas rights to co-develop and potentially co-commercialize reldesemtiv and other FSTAs in non-neuromuscular indications and to develop and commercialize other novel mechanism skeletal muscle activators in all indications, subject to certain Cytokinetics’ development and commercialization rights. Subsequently, in 2014, we and Astellas expanded the strategic alliance to include certain neuromuscular indications, including SMA, for reldesemtiv and other FSTAs and to advance reldesemtiv into Phase 2 clinical development, initially in SMA. In 2016, we and Astellas further expanded the strategic alliance to include the development of reldesemtiv for the potential treatment of ALS, as well as the possible development in ALS of other FSTAs previously licensed by us to Astellas.

On April 23, 2020, Cytokinetics and Astellas entered into two agreements, which, taken together, amend and restate our research, development and commercialization collaboration with Astellas under the Astellas Agreement, as set out below.

Cytokinetics and Astellas signed a Fast Skeletal Regulatory Activator Agreement dated April 23, 2020 (the “Astellas FSRA Agreement”). As a result of the FSRA Agreement, Cytokinetics will now have exclusive control and responsibility for Cytokinetics’ future development and commercialization of reldesemtiv, CK-601 and other fast skeletal regulatory activator (collectively “FSRA”) compounds and products, and accordingly, Astellas agreed to terminate its license to all FSRA compounds and related products. Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with Cytokinetics’ potential Phase 3 clinical trial of reldesemtiv in ALS up to a maximum contribution by Astellas of $12 million. In addition, Astellas agreed to non-cash contributions to Cytokinetics, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. Astellas also agreed to the continued conduct of ongoing stability studies pertaining to such existing inventories of active pharmaceutical ingredient, at Astellas’ cost. In exchange, Cytokinetics will pay Astellas a low- to mid- single digit royalty on sales of reldesemtiv in the United States, Canada, United Kingdom and the European Union until the later of (i) ten years following the first commercial sale of such product in a major market country, or (ii) December 31, 2034, subject to certain royalty reduction provisions. Cytokinetics would not owe Astellas royalties on sales of reldesemtiv in any other country, or on the sale of any FSRA compounds or related products other than reldesemtiv.

Cytokinetics and Astellas also signed the Astellas OSSA Agreement. The Astellas OSSA Agreement is an amendment and restatement of the Astellas Agreement and removes the FSRA compounds and related products from the collaboration.

Under the Astellas OSSA Agreement, Astellas extended the joint research program at Cytokinetics focused on the discovery of additional next-generation skeletal muscle activators (other than FSRAs) through December 31, 2020, with a minimum of fifteen (15) research FTE’s being supported by Astellas. The parties have subsequently agreed to extend this joint research program through March 31, 2021, with up to five (5) research FTE’s at Cytokinetics being supported by Astellas.

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

In 2019, we presented subgroup analyses of FORTITUDE-ALS showing that the effect of reldesemtiv on patients with ALS was similar whether or not patients were also receiving edaravone and/or riluzole.

On December 14, 2020, we announced that additional post-hoc analyses from FORTITUDE-ALS evaluating how baseline patient characteristics impacted the effect of treatment with reldesemtiv versus placebo. When patients were divided into faster, middle and slower progressing tertiles based on pre-study ALSFRS-R progression rates, the middle and fastest progressing tertiles of patients combined showed a 27% difference at 12 weeks between patients receiving reldesemtiv versus placebo (1.15 ALSFRS-R points, p=0.011), compared to 18% (0.4 points; p=0.43) in the slowest progressing tertile. In general, patients with a longer symptom duration were slower progressors; 59% of those with SD >24 months were in the slowest tertile. Most patients who were minimally affected with an ALSFRS-R ≥45 at baseline were also slow progressors. In comparing the treatment effect of slow progressing patients with symptoms ≤24 months and a baseline ALSFRS-R score of ≤44 to the original primary analysis population, the effect size and statistical significance increased, despite reducing the number of analyzed patients. In an analysis of the total study population (n=458), combining all patients who received reldesemtiv and comparing to those who received placebo, the change from baseline to week 12 in the ALSFRS-R total score showed a least square mean (LSM) difference of 0.87 (p=0.013). However, limiting the analysis population to patients with symptoms ≤24 months and a baseline ALSFRS-R score of ≤44 (n=272), the LSM difference was 1.84 (p=0.0002). Together, these post-hoc analyses indicate that the impact of treatment with reldesemtiv was more apparent in patients with faster pre-study rates of progression, which include patients with short symptom duration and lower baseline ALSFRS-R scores.

Also on December 14, 2020, we announced the design of COURAGE-ALS (Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS), the planned Phase 3 clinical trial of reldesemtiv in patients with ALS. COURAGE-ALS is expected to enroll approximately 555 patients with ALS. Patients will be randomized 2:1 to receive 300 mg of reldesemtiv or matching placebo dosed orally twice daily for 24 weeks, followed by a 24-week period in which all patients will receive 300 mg of reldesemtiv twice daily. Eligible patients will be within the first two years of their first symptom of muscle weakness, have a vital capacity of ≥65% predicted, and a screening ALS Functional Rating Scale – Revised (ALSFRS-R) ≤44. Patients currently taking stable doses of Radicava® (edaravone) and/or Rilutek® (riluzole) will be permitted and randomization stratified accordingly. The primary efficacy endpoint will be change from baseline to 24 weeks in ALSFRS-R. Secondary endpoints include combined assessment of ALSFRS-R total score; time to onset of respiratory insufficiency and survival time up to week 24 using a joint rank test; change from baseline to 24 weeks for vital capacity; ALSAQ-40; and bilateral handgrip strength. Two unblinded interim analyses by the Data Monitoring Committee are planned. The first will assess for futility, 12 weeks after approximately one-third or more of the planned sample size is randomized. A second interim analysis will also assess for futility, and there will be an option for a fixed increase in total enrollment if necessary to augment the statistical power of the trial. This Phase 3 clinical trial design builds on insights gained from FORTITUDE-ALS, the Phase 2 clinical trial of reldesemtiv in patients with ALS, further exploring the hypothesis that fast skeletal muscle activation with reldesemtiv may be an important therapeutic strategy in ALS.

Next Generation Fast Skeletal Muscle Troponin Activators

In 2018, we announced the advancement of CK-601, a next-generation FSTA, into IND-enabling studies, which triggered a $2.0 million milestone payment from Astellas to us. CK-601 was designed in a joint research program conducted by the companies’ scientists to have different pharmacokinetics and physicochemical properties than reldesemtiv which may inform its development for the treatment of diseases and conditions associated with both neuromuscular and non-neuromuscular etiology and pathogenesis.

Ongoing Research in Skeletal Muscle Activators

Currently our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with FSTAs to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also are conducting preclinical research on other chemically and pharmacologically distinct skeletal sarcomere activators in our continued joint research program with Astellas, which was extended through March 31, 2021.

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

Manufacturing Resources

Our drug candidates require precise high-quality manufacturing that is compliant with good manufacturing processes (or foreign equivalent) and other applicable laws. We have no manufacturing capabilities and rely on third party sources for the supply or sourcing of raw materials, the manufacture of active pharmaceutical ingredients and the manufacture and packaging of finished drug products for both clinical trial materials and commercial supply.

We have established relationships with leading contract manufacturers for the manufacture and supply of active pharmaceutical ingredients and finished drug product for use in our clinical trials. Clinical trial materials sourced from contract manufacturers generally have longer lead times than commercial product, have a higher cost per unit as a result of smaller batch sizes, and may be more difficult to manufacture to necessary specifications. As a result, we endeavor to seek contract manufacturers with proven manufacturing capabilities and quality standards whom we can rely on for timely supply.

In the event any of our drug candidates were to be approved for commercial marketing by the FDA or any other regulatory authorities, we would need to enter into contractual arrangements with contract manufacturers for the manufacture of active pharmaceutical ingredients and packaging of finished drug product for commercial use. Currently, we have no supply agreements for the commercial supply of active pharmaceutical ingredients or finished drug product.

Prior to Amgen’s election to terminate the Amgen Agreement, we relied on Amgen for the supply of omecamtiv mecarbil for use in clinical trials of omecamtiv mecarbil, including the on-going Phase 3 clinical trial, METEORIC-HF. In furtherance to Amgen’s transition obligations arising as a result of its election to terminate the Amgen Agreement, Amgen shall transfer to us certain requested quantities of the active pharmaceutical ingredient and finished drug product that we believe will be sufficient for use in METEORIC-HF. In addition, we are in discussions with Amgen and the contract manufacturers that Amgen has historically utilized for the manufacture and supply of omecamtiv mecarbil active pharmaceutical ingredient and finished drug product in view of enabling our ability to utilize such contract manufacturers and their existing manufacturing processes and capabilities for the potential manufacture and supply of omecamtiv mecarbil active pharmaceutical ingredient and finished drug product for commercial use.

We have contract manufacturing arrangements in place with leading contract manufacturers for the development and supply of CK-274 active pharmaceutical ingredient and finished drug product for use in our clinical trials, including REDWOOD-HCM.

Historically, we have relied on Astellas for the supply of reldesemtiv. As a result of our entry into the Astellas FSRA Agreement, we are in the process of completing the transfer of manufacture of reldesemtiv active pharmaceutical ingredient and finished drug product to leading contract manufacturers with whom we have existing supply agreements.

Intellectual Property Resources

Our policy is to seek patent protection for the technologies, inventions and improvements that we develop that we consider important to the advancement of our business. As of December 31, 2020, we owned, co-owned or licensed 71 issued U.S. patents, over 550 issued patents in various foreign jurisdictions, and over 280 additional pending U.S. and foreign patent applications. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. Our commercial success will depend on obtaining and maintaining patent protection and trade secret protection for our drug candidates and technologies and our successfully defending these patents against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them or we maintain them as trade secrets.

With regard to our drug candidates directed to muscle biology targets, we have a U.S. patent covering omecamtiv mecarbil, U.S. patents covering our skeletal muscle sarcomere activators including, but not limited to reldesemtiv, and a U.S. patent covering CK-274, which expire in 2027, 2031 and 2039, respectively, unless extended or otherwise adjusted. We also have issued patents in various foreign jurisdictions and additional U.S. and foreign patent applications pending for these drug candidates. It is not known or determinable whether other patents will issue from any of our other pending applications or what the expiration dates would be for any other patents that do issue.

In relation to our collaborations, our partners may develop or have developed, solely or with us, intellectual property rights in connection with our drug candidates. Our collaboration agreements generally contain provisions regarding ownership, prosecution and maintenance, assignment and license rights to enable us to protect and benefit from intellectual property rights that are developed with or by our partners. For example, with respect to the Amgen Agreement, as a result of Amgen’s election to terminate the Amgen Agreement, (i) licenses granted to Amgen under Cytokinetics controlled intellectual property under the Amgen Agreement shall terminate and all rights to exploit and practice such intellectual property rights shall revert to us, (ii) Amgen shall transfer and assign to us all rights in and to any trademarks specific to omecamtiv mecarbil and other compounds subject to the Amgen Agreement, (iii) Amgen shall grant to us an exclusive worldwide license to Amgen-controlled patent rights relating to omecamtiv mecarbil and other compounds subject to the Amgen Agreement and (iv) Amgen shall grant to us a non-exclusive worldwide license with respect to Amgen’s trade secrets that were developed or utilized by Amgen in connection with omecamtiv mecarbil and other compounds subject to the Amgen Agreement solely to develop, manufacture and commercialize omecamtiv mecarbil and such other compounds.

Our drug candidates are still in clinical development and have not yet been approved by the FDA. If any of these drug candidates are approved, then pursuant to federal law, we may apply for an extension of the U.S. patent term for one patent covering the approved drug, which could extend the term of the applicable patent by up to a maximum of five additional years.

The degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage. Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of these patents, our ability to enforce our existing patents and to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards that the U.S. Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. Thus, we cannot be sure that any patents will issue from any pending or future patent applications owned by, co-owned by, or licensed to us. Even if patents do issue, we cannot be sure that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products, or will afford us a commercial advantage over competitive products. For example:

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

The defense and prosecution of intellectual property infringement suits, interferences, post-grant proceedings, oppositions and related legal and administrative proceedings are costly, time-consuming to pursue and divert resources. The outcome of these types of proceedings is uncertain and could significantly harm our business. For example, an unknown third party has filed an opposition against a granted European patent relating to compositions of omecamtiv mecarbil. Although we are defending the patent, we cannot be certain that the patent will be upheld as valid. If our European patent is invalidated, our intellectual property position in Europe could be weakened and it could have a negative impact on our business.

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

Compliance with Government Regulation

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

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice regulations;

•	submission to the FDA of an IND, which must become effective before clinical trials may begin;
•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with good clinical practices;
•	submission of a NDA to the FDA, which must usually be accompanied by payment of a substantial user fee;
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

Cytokinetics Human Capital

As of December 31, 2020, we had 184 employees and 51 consultants. 27 of those employees have more than 10 years tenure with us and 53 have over 5 years of service. In 2020 our turnover was 3.4%, which we believe is a lower attrition rate compared to the industry. Notwithstanding the historic low turnover in 2020, we routinely have lower attrition than our industry average.

We are committed to fostering and maintaining an environment that engenders collaboration and teamwork, respect, transparency and candor. Furthermore, we endeavor to provide our employees with the tools, training and resources they need to successful grow their careers and experience development opportunities.

Our compensation and benefit programs are designed to enable us to attract and retain the best employees in a very competitive life science sector in a high cost of living geography of the Northern California Bay Area. We benchmark and survey the market to ensure we maintain competitive programs for our employees.

We have a rigorous annual goal setting and goal evaluation process under the supervision of our Board of Directors and senior management to assist our employees in understanding what is expected of them individually and as an organization.

In 2020 the Company implemented a formal Diversity & Inclusion program to, among other things, evaluate our recruiting and hiring practices and metrics.

We routinely survey our employees and transparently share the full results, take action our areas identified as needing improvement and look to augment those emphasized as important to our employees.

Our Compensation and Talent Committee of the Board of Directors reviews employee engagement, reward programs, human resource metrics, including attrition, retention and staffing on an on-going basis.

COVID-19 Business Update

We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and continue to take proactive efforts designed to protect the health and safety of our employees, patients, study investigators and clinical research staff, and to maintain business continuity. We believe that the measures we are implementing are appropriate and are helping to reduce the transmission of COVID-19, and we will continue to monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate.

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

After temporarily suspending enrollment in METEORIC-HF and REDWOOD-HCM due to the COVID-19 pandemic in the second quarter of 2020, we resumed enrollment in both trials by mid year 2020. We believe enrollment in METEORIC-HF may be completed in the first half of 2021.Enrollment in Cohort 2 of REDWOOD-HCM is expected to complete in the first quarter of 2021 and full results from REDWOOD-HCM across both Cohort 1 and Cohort 2 are expected in mid-2021.

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

While we expect the COVID-19 pandemic to continue to affect our business operations, the extent of the impact on our clinical development and regulatory efforts and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition and our results of operations, see the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we will require significant additional funding to enable us to conduct further development of our product candidates. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than through our Funding Agreement with RTW Royalty Holdings, and reimbursements, milestone and royalty payments that we may receive under our collaboration agreements with Amgen, Astellas and Ji Xing. We may not receive any further funds under those agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

For example, under the Funding Agreement, we have the right to exercise an option to receive up to $90.0 million in cash upon initiation of a global registration program for CK-274 in each of oHCM and nHCM if certain conditions are met. No assurance can be given that any of such conditions will be fulfilled prior to expiration of our ability to exercise our option pursuant to the Funding Agreement, and all or part of the proceeds made available to us, may need to be utilized for the prepayment or repayment of other outstanding indebtedness at the time under our Loan and Security Agreement, dated as of May 17, 2019 (the “Term Loan Agreement”) with Oxford Finance LLC (“Oxford”), as collateral agent, and Silicon Valley Bank and Oxford as lenders party thereto (the “Lenders”), pursuant to which the Lenders made available to us a $45.0 million loan (the “Term Loan”) or any other indebtedness we have outstanding at that time. Moreover, in the event we were to exercise our option pursuant to the Funding Agreement, we would be obligated to make royalty payments to RTW Royalty Holdings of up to 4% of our net sales of CK-274 in the United States, the European Union, Switzerland, the United Kingdom and certain other countries in Europe (collectively referred to as the “CK-274 Territory”), which may or may not be more favorable to us than prevailing interest rates at the time of exercising such option.

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

In addition, our clinical trials or those conducted by our partners may continue to be adversely affected by the COVID-19 pandemic. For example, in 2020 we temporarily suspended enrollment in METEORIC-HF and REDWOOD-HCM due to the COVID-19 pandemic, although we have since resumed enrollment in both trials. Clinical site initiation, conduct, and patient enrollment has been and may continue to be delayed due to prioritization of medical resources toward the COVID-19 pandemic and restrictions on the ability to travel. It may not be possible to carry out some aspects of clinical trial protocols if quarantines or other restrictions impede patient movement or interrupt healthcare services. It may be necessary to suspend enrollment at some or all clinical trial sites to comply with shelter in place orders, and to reduce the risk to patients, their caretakers, and healthcare providers from contracting COVID-19. Patients may be forced to quarantine or comply with shelter-in-place orders or may refuse home healthcare visits, particularly in medically vulnerable patient populations. Similarly, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 but also may be pulled into clinical care and away from clinical research, may adversely impact our or our partner’s clinical trial operations. Further, our clinical trial patients who contract COVID-19 may (i) experience unexpected adverse medical events that could be wrongfully attributable to our investigational drugs, and (ii) experience endpoint events because of COVID-19 that could confound the interpretation of data and results relating to our investigational drugs arising from our clinical trials. Other key clinical trial activities, such as clinical trial site data monitoring and site inspections, may also be adversely affected due to limitations on travel imposed or recommended by governmental authorities, which may impact the integrity of subject data and clinical study endpoints. Finally, disruptions in our supply chain due to loss of the ability of sites to dispense study drug, travel and import/export restrictions or lack of raw materials may result in an interruption, or delays in receiving, supplies of our drug candidates from our contract manufacturing organizations or study sites, which in turn may also adversely affect our clinical trials.

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

As of December 31, 2020, we had $183.0 million aggregate principal amount of indebtedness, comprised of $45.0 million under our Term Loan, on a senior secured basis, and $138.0 million under our convertible senior notes due 2026, or the 2026 Notes. Additionally, we have the ability to exercise an option for up to $90.0 million in cash under the Funding Agreement, which, if utilized, will result in additional payment obligations of up to 4% of our net sales of CK-274 in the CK-274 Territory. Finally, under our RPI Royalty Purchase Agreement, we will have a payment obligation of 4.5% on worldwide net sales of omecamtiv mecarbil and other Amgen Alliance Compounds, subject to a potential increase of up to an additional 1% under certain circumstances (delay in US marketing approval). We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

If we are unable to repay those amounts, the relevant creditors could proceed against the collateral granted to them to secure that debt (if any), which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the Lenders in connection to the Term Loan can also impose a 5.0% penalty. In addition, the Term Loan has interest only payments through December 31, 2021.

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

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, including CK-274 and reldesemtiv, which could prevent or significantly delay completion of clinical development and regulatory approval.

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

All of our drug candidates, including CK-274 and reldesemtiv, are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if the results of preclinical studies for a drug candidate are sufficient to support such a filing, the results of preclinical studies do not necessarily predict the results of clinical trials. As an example, because the physiology of animal species used in preclinical studies may vary substantially from other animal species and from humans, it may be difficult to assess with certainty whether a finding from a study in a particular animal species will result in similar findings in other animal species or in humans. For any of our drug candidates, the results from Phase 1 clinical trials in healthy volunteers and clinical results from Phase 1 and 2 trials in patients are not necessarily indicative of the results of later and larger clinical trials that are necessary to establish whether the drug candidate is safe and effective for the applicable indication. Likewise, interim results from a clinical trial may not be indicative of the final results from that trial, and results from early Phase 2 clinical trials may not be indicative of the results from later clinical trials. For example, early Phase 2 clinical trials of our first-generation FSTA, tirasemtiv, in patients with ALS showed encouraging dose-related trends in measurements of the ALSFRS-R, a clinically validated instrument designed to measure disease progression and changes in functional status, for patients receiving tirasemtiv compared to those receiving placebo. However, BENEFIT-ALS, a Phase 2b clinical trial of tirasemtiv in patients with ALS, did not achieve its primary efficacy endpoint, the mean change from baseline in the ALSFRS-R for patients receiving tirasemtiv compared to those receiving placebo, and in November 2017, we announced that VITALITY-ALS did not achieve its primary endpoint or secondary endpoints. Following the results of VITALITY-ALS, we suspended development of tirasemtiv.

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

Notwithstanding GALACTIC-HF having met its primary efficacy endpoint, there is no guarantee that the FDA or any other regulatory authority will approve omecamtiv mecarbil.

In November 2020, we announced the primary results from GALACTIC-HF, the Phase 3 trial of omecamtiv mecarbil. The results of GALACTIC-HF show that after a median duration of follow-up of 21.8 months, the trial demonstrated a statistically significant effect of treatment with omecamtiv mecarbil to reduce risk of the primary composite endpoint of CV death or heart failure events (heart failure hospitalization and other urgent treatment for heart failure) compared to placebo in patients treated with standard of care (HR: 0.92; 95% CI: 0.86, 0.99, p-0.025). The trial results, however, showed that no secondary endpoints were met. In particular, no reduction in the secondary endpoint of time to CV death was observed, and the KCCQ total symptom score by randomization setting did not meet the significance threshold of P=0.002 based upon the multiplicity control testing procedure. No assurances can be given that the primary endpoint results of GALACTIC-HF alone will be deemed sufficiently safe or efficacious to warrant approval by the FDA or any other regulatory authority.

In December 2020, we announced that supplemental analyses of this lower ejection fraction subgroup in GALACTIC-HF showed that this potentially greater treatment effect in patients who received omecamtiv mecarbil was consistently observed in patients with characteristics that may indicate advanced heart failure status, such as being hospitalized within the last 3 months (HR 0.83, 95% CI 0.74 – 0.93, p=0.001), having New York Association Class III or IV heart failure (HR 0.80, 95% CI 0.71 – 0.90, p<0.001), higher N-terminal-pro brain natriuretic peptide levels (HR 0.77, 95% CI 0.69 – 0.87, p<0.001), and lower blood pressures (HR 0.81, 95% CI 0.70 – 0.92, p=0.002). The absolute risk reductions (ARR) ranged from 5.2% to 8.1% in these subgroups as compared to the ARR of 2.1% observed in the overall population. Although the supplemental analyses showed that omecamtiv mecarbil potentially has a greater treatment effect in these subgroups of trial patients, no assurance can be given that the FDA or any other regulatory authority will consider any such subgroup analysis as the basis for an approval of omecamtiv mecarbil without requiring additional clinical trials.

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

The transition of responsibilities for manufacturing, development, regulatory, commercial planning and other activities related to omecamtiv mecarbil and CK-136 (formerly known as AMG 594) from Amgen to us may not be completed effectively or efficiently and could result in substantial delays to these programs and significant increased costs to us.

On November 23, 2020, we announced that Amgen elected to terminate the Amgen Agreement and thereby end its collaboration with Cytokinetics, effective May 20, 2021, and that it intends to transition development and commercialization rights for omecamtiv mecarbil and CK-136 to us. Pursuant to the terms of the Amgen Agreement, upon the effective date of Amgen’s termination, research, development and commercialization rights for compounds, including omecamtiv mecarbil and CK-136, will transition to us. In addition, Amgen will have certain obligations set forth in the Amgen Agreement, including: cooperating with Cytokinetics and its designee(s) to facilitate a reasonably smooth, orderly and prompt transition of the programs, including transfer and assignment to us of specified regulatory filings, data and other information; if requested by us, transferring inventory of compounds to us at our expense; to the extent possible and requested by us, assigning relevant third-party manufacturing agreements to us; and granting to us exclusive and non-exclusive licenses to certain intellectual property rights.

No assurance can be made that Amgen will cooperate with us and take such actions required of Amgen under the Amgen Agreement to transition the omecamtiv mecarbil and/or CK-136 programs to us effectively or efficiently. Amgen may not dedicate sufficient resources to enable a prompt and efficient transition; it could reallocate and not make available to us key personnel who are aware of vital program information; it could provide information and take actions in a uncoordinated and inefficient manner that is difficult for our personnel to receive, understand and/or utilize; it could fail to identify program information that we are unaware of and thereby denying us the benefits of such information; it could immediately halt its regulatory interactions and other development activities and/or obstruct us from undertaking such regulatory interactions and other development activities prior to the effective date of termination of the Amgen Agreement; and it could take a narrow interpretation of its transition obligations under the Amgen Agreement and thereby denying us the ability to continue the development activities of omecamtiv mecarbil or CK-136 without duplicative work, all of which could result in substantial delays in the development and/or commercialization programs related to omecamtiv mecarbil and/or CK-136.

No assurance can be made that we will have the full benefit of all contracts between Amgen and various third parties under which such third parties may have provided Amgen with relevant services and/or materials (including drug product and drug substance) for the benefit of the omecamtiv mecarbil and/or CK-136 programs. Certain contracts may not be assignable to us without the cooperation and consent of third parties, and third parties may be unwilling to enter into replacement contracts with us on acceptable terms or at all. In such cases, we would be forced to seek alternative third party service providers and/or CMOs, potentially leading to substantial delays in the omecamtiv mecarbil and/or CK-136 programs and significant costs to us.

No assurance can be made that Amgen will not develop products, or enable its partners to develop products, that compete with omecamtiv mecarbil and/or CK-136 and use the information and experience gained in developing omecamtiv mecarbil and/or CK-136 to its or its partners’ competitive advantage, thereby substantially diminishing the commercial prospects for omecamtiv mecarbil and/or CK-136.

Finally, no assurance can be made that we will have or be able to mobilize the capital, personnel, systems or other recourses required by the effective termination of the Amgen Agreement to ensure our ability to meet our legal or regulatory responsibilities and obligations, to continue the development of the omecamtiv mecarbil and/or CK-136 programs, including the design and conduct of clinical trials of omecamtiv mecarbil and/or CK-136, without substantial delays to the timelines previously anticipated prior to Amgen’s decision to terminate the Amgen Agreement or without significant costs as compared to our anticipated costs prior to Amgen’s decision to terminate the Amgen Agreement, or to ensure commercial preparedness for a potential product launch of omecamtiv mecarbil. In such cases, we would have to seek a new partner for development or commercialization, curtail or abandon that development or commercialization, or undertake and fund the development of omecamtiv mecarbil or CK-136 or commercialization of the resulting drugs ourselves. If we seek a new partner but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of omecamtiv mecarbil ourselves, we would have to curtail or abandon that development or commercialization of omecamtiv mecarbil and/or CK-136, which could harm our business.

The transition of omecamtiv mecarbil from Servier to Amgen may not be completed effectively or efficiently and could result in substantial delays to the omecamtiv mecarbil development program in Europe and significant increased costs to us.

On December 23, 2020, we announced that Amgen notified us that Servier a elected to terminate the Servier Agreement. The termination of the Servier Agreement is effective as of March 18, 2021, after which all development, commercialization and other rights with respect to omecamtiv mecarbil previously granted by Amgen to Servier will revert to Amgen. Given Servier’s notice to Amgen to terminate the Servier Agreement and given Amgen’s decision to terminate the Amgen Agreement, all worldwide rights related to the development and commercialization of omecamtiv mecarbil will now return to Cytokinetics commensurate with the effective termination of the Amgen Agreement on May 20, 2021.

As we are not a party to the Servier Agreement, we are wholly dependent on Amgen and Servier to ensure that all development and pre-commercial activities of Servier in Europe and the Commonwealth of Independent States, including Russia, are properly transitioned to Amgen, so as to enable Amgen to facilitate a reasonably smooth, orderly and prompt transition of the programs in such territories to us.

The failure to successfully develop, validate and obtain regulatory clearance or approval of the OM Assay by Microgenics could harm our development and commercialization strategy for omecamtiv mecarbil.

An important element of our development and commercialization strategy for omecamtiv mecarbil is the development of the OM Assay used for the in vitro measurement of concentrations of omecamtiv mecarbil in human blood and other bodily fluids, which is intended to ensure personalized dose optimization of omecamtiv mecarbil. The Assay Agreement is not assignable without the consent of Microgenics, and although we have commenced discussions with Microgenics in connection with the potential assignment of the Assay Agreement from Amgen to us and the continued development of the OM Assay by Microgenics such that the OM Assay may be approved by the FDA and other regulatory authorities and ready for commercialization upon commercial launch of omecamtiv mecarbil, there is no guarantee that Microgenics will agree to such assignment or that we will be able to conclude an agreement with Microgenics on terms that are favorable to us.

The development of the OM Assay for novel therapeutic such as omecamtiv mecarbil can be complex from an operational and regulatory perspective because of the need for both the drug and the diagnostic to receive regulatory clearance or approval. Should the regulatory clearance or approval process for the OM Assay be delayed, it could impact our ability to successfully commercialize omecamtiv mecarbil. Moreover, the OM Assay may not be readily or economically available in all territories where omecamtiv mecarbil could ultimately be commercialized.

We will depend on Ji Xing for the development and commercialization of CK-274 in China and Taiwan.

Under the terms of the Ji Xing License Agreement, Ji Xing will be responsible for the development and commercialization of CK-274 in China and Taiwan. The timing and amount of any milestone and royalty payments we may receive under the Ji Xing License Agreement will depend in part on the efforts and successful commercialization of CK-274 by Ji Xing. We do not control the individual efforts of Ji Xing, and any failure by Ji Xing to devote sufficient time and effort to the development and commercialization of CK-274 or to meet its obligations to us, including for future milestone and royalty payments; or to adequately deploy business continuity plans in the event of a crisis, or to satisfactorily resolve significant disagreements with us could each have an adverse impact on our financial results and operations. We will also depend on Ji Xing to comply with all applicable laws relative to the development and commercialization of CK-274 in China and Taiwan. If Ji Xing were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the Ji Xing License Agreement could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development and commercialization of CK-274 in China and Taiwan. Alternatively, we may attempt to identify and transact with a new sub-licensee, but there can be no assurance that we would be able to identify a suitable sub-licensee or transact on terms that are favorable to us.

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

Our CROs’ failure to carry out development activities on our behalf as agreed and in accordance with our and the FDA’s or other regulatory agencies’ requirements and applicable U.S. and foreign laws, or our failure to properly coordinate and manage these activities, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates. For example, in June 2013, we learned from our data management vendor for our Phase 2b clinical trial of tirasemtiv in patients with ALS, BENEFIT-ALS, that a programming error in the electronic data capture system controlling study drug assignment caused 58 patients initially randomized to and treated with tirasemtiv to receive placebo instead at a certain trial visit and for the remainder of the trial. In order to maintain the originally intended statistical power of the trial, we amended the protocol to permit enrollment of approximately 680 patients, or 180 patients in addition to the 500 patients allowed under the existing protocol. This protocol amendment resulted in additional costs and delays in conducting BENEFIT-ALS. Further, for the quarter ended September 30, 2016, we determined that there was an error in the accounting for the recognition of clinical research and development expenses related to the information received from one of our CROs, which resulted in a restatement of our clinical research and development expenses, related clinical accrual accounts and related financial disclosures as of and for the three and nine month periods ended September 30, 2016. In addition, if a CRO fails to perform as agreed, our ability to collect damages may be contractually limited. If we fail to effectively manage the CROs carrying out the development of our drug candidates or if our CROs fail to perform as agreed, the commercialization of our drug candidates will be delayed or prevented. In many cases, our CROs have the right to terminate their agreements with us in the event of an uncured material breach. Identifying, qualifying and managing performance of third-party service providers can be difficult, time consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so timely or on commercially reasonable terms.

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

Amgen had assumed responsibility to conduct these activities for the ongoing development of omecamtiv mecarbil worldwide. Now that Amgen has elected to terminate the Amgen Agreement, we will need to engage with Amgen’s existing contract manufacturers for the manufacture and packaging of omecamtiv mecarbil, and if we are unable to enter into new agreements on acceptable terms therewith, we may need to transfer the manufacturing to new contract manufacturers and incur delays and incur additional costs in doing so.

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

Under the Ji Xing License Agreement, we have committed to providing Ji Xing with supply of CK-274 for development and commercialization of CK-274 in China and Taiwan, which we will have to source from our contract manufacturers. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials, and to fulfil our obligations under the Ji Xing License Agreement.

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

We own, co-own or hold exclusive licenses to a number of U.S. and foreign patents and patent applications directed to our drug candidates, compounds and research technologies. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and use, and our technologies. Our ability to protect our drug candidates, compounds and technologies from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. If our issued patents and patent applications, if granted, do not adequately describe, enable or otherwise provide coverage of our technologies and drug candidates, we, our licensors or our licensees would not be able to exclude others from developing or commercializing these drug candidates. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we are unable to obtain and maintain sufficient intellectual property protection for our technologies and drug candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize product candidates that we may pursue may be impaired.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Corlanor® (ivabradine), Entresto® (sacubitril/valsartan) and Verquvo® (vericiguat). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis AG, Merck & Co., Inc., Bayer AG, AstraZeneca PLC and Bristol-Myers Squibb Company. Omecamtiv mecarbil may also compete with currently approved drugs, such as in the SGLT2 class, that may expand their labels to include treatment of patients with heart failure, including Forxiga® (dapagliflozin), Invokana® (canagliflozin), and Jardiance® (empagliflozin). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

If reldesemtiv is approved for marketing by the FDA or other regulatory authorities for the treatment of ALS, it will then compete with RADICAVAtm (edaravone), the first FDA approved drug for the treatment of ALS since riluzole in 1995, and may then compete with other potential new therapies for ALS that are currently being developed by companies including, but not limited to, AB Science, Alexion Pharmaceuticals, Amylyx Pharmaceuticals Inc, BrainStorm Cell Therapeutics, Medicinova, Inc., Mitsubishi Tanabe Pharma Corporation, Orphazyme, and Revalesio Corporation. Also, if reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of SMA, it may be used in combination with or compete with SPINRAZA® (nusinersen), Zolgensma® (onasemnogene abeparvovec-xioi) and/or Evrysdi™ (risdiplam) or any other potential new therapies being developed by companies including, but not limited to, F. Hoffman-La Roche Ltd. (in collaboration with PTC Therapeutics, Inc.). If reldesemtiv is approved by the FDA or other regulatory authorities for the treatment of non-neuromuscular indications associated with muscle weakness, it may then compete with other potential new therapies being developed by companies including, but not limited to, Regeneron Pharmaceuticals, Inc. (in collaboration with Sanofi), Eli Lilly and Company, Stealth BioTherapeutics, and Novartis (in collaboration with MorphoSys AG).

If CK-274 is approved for marketing by the FDA or other regulatory authorities for the treatment of HCM, it may compete with mavacamten, a drug candidate being developed by Bristol-Myers Squibb Company.

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

We have been granted orphan designation by the FDA and EMA for reldesemtiv for the potential treatment of SMA and ALS and orphan designation by the FDA for CK-274 for the potential treatment of symptomatic HCM; however, there can be no guarantee that we will receive orphan approval for reldesemtiv or CK-274, nor that we will be able to prevent third parties from developing and commercializing products that are competitive to reldesemtiv or CK-274.

We have been granted orphan drug designation in the U.S. by the FDA for reldesemtiv for the potential treatment of SMA and the potential treatment of ALS and for CK-274 for the potential treatment of symptomatic HCM. In the U.S., upon approval from the FDA of an NDA, products granted orphan drug designation are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA will generally not approve applications for other product candidates that contain the same active ingredient for the same orphan indication. Even if we are the first to obtain approval of an orphan product and are granted such exclusivity in the U.S., there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

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

We are not guaranteed to maintain orphan status for reldesemtiv or CK-274 or to receive orphan status for reldesemtiv or CK-274 for any other indication or for any of our other drug candidates for any indication. We are not guaranteed to be granted orphan designation in the E.U. for CK-274 by the EMA. If our drug candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the E.U., our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. and the E.U. for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the U.S. or the E.U. for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our drug candidates for which we plan to file for orphan designation and status. If that were to happen, our orphan drug applications for our drug candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the E.U., as applicable. Further, application of the orphan drug regulations in the U.S. and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ products.

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

We currently have limited sales or marketing capabilities and, if we are unable to enter into or maintain strategic alliances with marketing partners or to develop our own sales and marketing capabilities, we may not be successful in commercializing omecamtiv mecarbil or our other potential drugs.

We currently have limited sales, marketing or distribution capabilities. We plan to commercialize drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to establish and/or expand our own specialized sales force and marketing organization with technical expertise and supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs. If we determine not to market our drugs on our own, we will depend on strategic alliances with third parties which have established distribution systems and direct sales forces to commercialize them. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize these drugs. To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues and business will suffer and our stock price would decrease.

In relation to omecamtiv mecarbil specifically, prior to Amgen’s notification of its election to terminate the Amgen Agreement, we expected that, consistent with the terms of such agreement, Amgen would bear primary operational and financial responsibility for the sales, marketing, manufacturing and distribution activities related to the product launch and commercialization of omecamtiv mecarbil. As a result of the anticipated termination of the Amgen Agreement, we must now build and/or expand our capabilities without Amgen’s operational or financial support, which will result in significantly higher costs to us than what we had expected prior to Amgen’s notification of its election to terminate the Amgen Agreement, and we may never be able to successfully build and/or expand our commercialization capabilities to fully substitute the capabilities of Amgen of which we were reliant upon. Moreover, as a result of Servier’s notification of its election to terminate the Servier Agreement, we will need to seek a replacement partner in Europe with the expertise and resources to successfully launch and commercialize omecamtiv mecarbil in Europe or to establish our own commercial capabilities in Europe at our own cost and effort.

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

In addition, there is significant uncertainty regarding the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products as a benefit under their plans, or if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

We expect that increased emphasis on cost containment measures in the United States by third‑party payors to continue and will place pressure on pharmaceutical pricing and coverage. Coverage policies and third-party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more drug products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our drug products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by the U.S. Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was enacted which, among other things, further reduced Medicare payments to several providers, including hospitals and outpatient clinics, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since its enactment, there have been judicial and Congressional challenges to numerous elements of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, former President Trump signed Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. In addition, the U.S. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA, such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, eliminating the implementation of certain mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In December 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. It is also unclear how such litigation will impact the ACA and our business. The U.S. Congress may consider and adopt other legislation to repeal and replace all or certain elements of the ACA. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system which may adversely affect our business in unpredictable ways.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, particularly in light of the new Presidential administration. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare, including by imposing price controls, may adversely affect the demand for our product candidates for which we obtain regulatory approval and our ability to set a price that we believe is fair for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the United States, the E.U. and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Additionally, in May 2018, the Trump administration previously laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders relating to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, several federal agencies have issued regulations to address these initiatives. For example, on November 2020, the Centers for Medicare & Medicaid Services issued an interim rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Although some of these and other measures may require additional authorization to become effective, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

We cannot predict the likelihood, nature, or extent of health reform initiatives that may arise from future legislation or administrative action, particularly as a result of the new Biden presidential administration. Furthermore, it is possible that additional governmental action is taken in respect to the COVID-19 pandemic.

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

Healthcare providers, including physicians and third-party payors play a primary role in the recommendation and prescription of any drug candidates for which we may obtain marketing approval. Our arrangements with customers, healthcare providers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, and may market, sell and distribute, our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, but are not limited to, the following:

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

•

The federal Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics and medical supplies to report to the HHS information related to payments and other transfers of value made to or at the request of physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and physician ownership and investment interests in such manufacturers. Payments made to physicians and research institutions for clinical trials are included within the ambit of this law. Beginning January 1, 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives.

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

European data collection is governed by restrictive regulations governing the collection, use, processing and cross-border transfer of personal information.

We may collect, process, use or transfer personal information from individuals located in the EU in connection with our business, including in connection with conducting clinical trials in the EU. Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the EU. The collection and use of personal health data in the EU are governed by the provisions of the General Data Protection Regulation ((EU) 2016/679) (“GDPR”). This legislation imposes requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside of the European Economic Area, including to the United States, providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the EU may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations.

European data protection laws, including the GDPR, generally restrict the transfer of personal information from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing United States companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the United States Department of Commerce. However, the Court of Justice of the EU recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Although we rely primarily on individuals’ explicit consent to transfer their personal information from Europe to the United States and other countries, in certain cases we have relied or may rely on the Standard Contractual Clauses. Authorities in the United Kingdom and Switzerland, whose data protection laws are similar to those of the EU, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal information transfers from those countries to the United States. As such, if we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement another valid compliance solution, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the European Economic Area, United Kingdom or Switzerland may also restrict our clinical trial activities in Europe; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

Generic Risk Factors

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

Our federal NOLs generated in taxable years beginning prior to 2018 will continue to be governed by tax rules in effect prior to the Tax Act, with unused NOLs expiring 20 years after we report a tax loss. These NOLs could expire unused and be unavailable to offset future taxable income. We cannot predict if and to what extent various states will conform to the Tax Act, as modified by additional tax legislation enacted in 2020.

In addition, generally, if one or more stockholders or groups of stockholders who owns at least 5% of stock increases its ownership by more than 50% over its lowest ownership percentage within a three-year testing period, an ownership change occurs (an “Ownership Change”). Our ability to utilize our NOLs and tax credit carryforwards to reduce taxes payable in a year we have taxable income may be limited if there has been an Ownership Change in our stock. Similar rules may apply under state tax laws. We may experience Ownership Changes in the future as a result of future stock sales or other changes in the ownership of our stock, some of which are beyond our control and, as a result, NOLs generated in taxable years beginning 2017 and before, may expire unused.

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

In 2017, the U.S. government enacted the Tax Act that includes significant changes to the taxation of business entities, which was modified by additional federal tax legislation in 2020. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense and net operating loss carryforwards, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Further, the comprehensive tax legislation, among other things, reduces the orphan drug tax credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability attributable to such programs.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this comprehensive tax legislation resulted in an overall reduction in our deferred tax assets, and our business and financial condition could still be adversely affected as additional guidance and regulations are issued with respect to the original tax law change. In addition, it is uncertain if and to what extent various states will conform to this comprehensive tax legislation, and states may enact suspensions or limitations on the use of net operating losses and tax credits (including, without limitation, California legislation enacted in 2020 that suspends the use of California NOLs and limits the use of certain California tax credits for certain periods). The impact of this comprehensive tax legislation on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this comprehensive tax legislation and the potential tax consequences of investing in or holding our common stock.

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

•	announcements concerning our strategic alliances;
•	failure or delays in entering additional drug candidates into clinical trials;
•	failure or discontinuation of any of our research programs;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	failure or delay in establishing new strategic alliances, or the terms of those alliances;
•	market conditions in the pharmaceutical, biotechnology and other healthcare-related sectors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	introduction of technological innovations or new products by us or our competitors;
•	issues in manufacturing, packaging, labeling and distribution of our drug candidates or drugs;
•	market acceptance of our drugs;
•	third-party healthcare coverage and reimbursement policies;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	litigation or public concern about the safety of our drug candidates or drugs;
•	additions or departures of key personnel;
•	substantial sales of our common stock by our existing stockholders, whether or not related to our performance;
•	automated trading activity by algorithmic and high-frequency trading programs;
•	volatility in the stock prices of other companies in our industry or in the stock market generally; and
•	other factors described in this “Risk Factors” section.

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

The stock market in general, and the Nasdaq stock exchanges and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage and clinical stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources and could harm our reputation and business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our facilities consist of 81,587 square feet of leased office and laboratory space in South San Francisco, California. Our current lease expires in June 2021. In July 2019, we amended the lease agreement for an additional 9,350 square feet within the same office location (the “Expansion Lease”). The Expansion Lease has an initial term of 39 months and commenced in January 2020.

In July 2019, we entered into a lease agreement for 234,892 square feet of office and laboratory space at a facility in South San Francisco (the “Oyster Point Lease”). The Oyster Point Lease has an initial term of 12 years and is expected to commence in the third quarter of 2021.

We believe that these facilities are suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information for common stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “CYTK.” On February 23, 2021, the last reported sale price for our common stock was $20.26 per share. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and have not paid and do not in the foreseeable future anticipate paying any cash dividends.

Performance Graph

The comparisons in the table below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares cumulative total return of our common stock with the cumulative total return of (i) The NASDAQ Composite Index, and (ii) The NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2015 in each of our common stock, the stocks comprising the NASDAQ Composite Index and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends into shares of common stock; however, no dividends have been declared on our common stock to date.

$100 investment in stock or index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Cytokinetics, Inc.	$100.00	$116.16	$77.92	$60.42	$101.43	$198.66
Nasdaq Composite Index	$100.00	$107.50	$137.86	$132.51	$179.19	$257.38
Nasdaq Biotechnology Index	$100.00	$78.32	$94.81	$85.97	$106.95	$134.42

Holders of Record

As of February 23, 2021, we had 49 holders of record of common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

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

Our clinical-stage drug candidates are: omecamtiv mecarbil, a novel cardiac myosin activator, CK-136 (formerly known as AMG 594), a novel cardiac troponin activator, reldesemtiv, a novel fast skeletal muscle troponin activator, CK-274, a novel cardiac myosin inhibitor, and CK-3772271 (“CK-271”), our second novel cardiac myosin inhibitor.

For further information regarding our business, refer to Part I, Item 1 (Business) of this Annual Report on Form 10-K.

Critical Accounting Policies and Significant Estimates

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

Research and Development Cost Reimbursements: Our Astellas and Amgen agreements include promises of research and development services. We have determined that these services collectively are distinct from the licenses provided to Astellas and Amgen and as such, these promises are accounted for as a separate performance obligation to be recognized over time. We recognize revenue for these services as the performance obligations are satisfied, which we estimate using internal development costs incurred.

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

Liability Related to Sale of Future Royalties to RPI

We treat our liability to RPI related to sale of future royalties under the RPI Royalty Purchase Agreement as a debt financing, to be amortized under the effective interest rate method over the life of the related royalty stream.

Our liability to RPI related to sale of future royalties under the RPI Royalty Purchase Agreement (the “RPI Liability”) and related amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. Concurrently with our entry into the RPI Royalty Purchase Agreement, we entered into a common stock purchase agreement with RPI. We allocated the consideration and issuance costs on a relative fair value basis to the RPI Liability and the common stock.

The RPI Royalty Purchase Agreement further provides that in the event Amgen elects to terminate the Amgen Agreement, we are obliged to enter into an agreement with RPI to preserve RPI’s rights under the RPI Royalty Purchase Agreement, which includes the payment by Cytokinetics of 4.5% of its worldwide net sales of omecamtiv mecarbil and other compounds with the same mechanism of action as omecamtiv mecarbil that are subject to the Amgen Agreement (together the “Amgen Alliance Compounds”), subject to a potential increase of up to an additional 1% under certain circumstances (delay in US marketing approval). Our obligation to enter into a new agreement with RPI does not impact our accounting treatment of the RPI Liability or our estimates.

The RPI Liability will be recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, timing of the expected launch and its impact on the royalty rate. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RPI Liability.

We will periodically assess the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent our future estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the amortization of the RPI Liability related to sale of future royalties and prospectively recognize the related non-cash interest expense. We have updated the analysis to include the data released on October 8, 2020 relating to GALACTIC-HF. Our estimates regarding the amount and timing of future royalty payments have not changed as a result of Amgen’s election to terminate the Amgen Agreement or Servier’s election to terminate the Servier Agreement.

Results of Operations

A discussion of our results of operations for the year ended December 31, 2018 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report.

Revenues

Our revenues since inception were primarily from our strategic alliances. Under our agreements with Amgen and Astellas, we received payments including upfront license fees, reimbursements of internal costs of certain FTEs and costs to support research and development programs, and milestone payments. We have not generated any revenue from commercial product sales to date.

License revenues for 2020 were the result of a series of transactions we entered into with RTW Royalty Holdings and Ji Xing related to Cytokinetics’ proprietary small molecule cardiac myosin inhibitor product referred to as CK-274 and other assets (together, the “RTW Transactions”).

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. We expect that our revenue will continue to fluctuate in future periods.

	Years Ended December 31,			Change
	2020	2019	2018	2020-2019	2019-2018
	(In millions)
Research and development revenues	$16.5	$26.9	$26.4	$(10.4)	$0.5
License revenues	36.5	—	5.1	36.5	(5.1)
Milestone revenues	2.8	—	—	2.8	—
Total revenues	$55.8	$26.9	$31.5	$28.9	$(4.6)

Research and development revenues in 2020 and 2019 were primarily from our strategic alliances with Astellas and Amgen.

Research and development revenues from Astellas were $6.6 million and $13.1 million in 2020 and 2019, respectively, for reimbursements.

Research and development revenues from Amgen were $10.0 million and $13.8 million in 2020 and 2019, respectively, for reimbursements.

License revenues for 2020 was $36.5 million and consisted of the residual allocation of consideration from the RTW Transactions.

Milestone revenues for 2020 were $2.8 million and consisted primarily of the milestone earned from Ji Xing for the first patient dosed in Cohort 2 of REDWOOD-HCM.

We do expect future revenues from Amgen to decline due to the termination of the Amgen Agreement effective May 20, 2021.

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

Research and development expenses increased to $97.0 million in 2020 from $86.1 million in 2019 primarily due to higher expenses for METEORIC-HF, for our cardiac myosin inhibitor program, and for reldesemtiv related to COURAGE-ALS offset by decreased spending for the Phase 2 clinical trial of reldesemtiv (FORTITUDE-ALS) which was completed in 2019.

Research and development expenses by program for 2020, 2019 and 2018 were:

	Years Ended December 31,			Change
	2020	2019	2018	2020-2019	2019-2018
	(In millions)
Cardiac muscle contractility	$53.0	$45.8	$19.0	$7.2	$26.8
Skeletal muscle contractility	17.1	14.6	50.9	2.5	(36.3)
All other research programs	26.9	25.7	19.2	1.2	6.5
Total research and development expenses	$97.0	$86.1	$89.1	$10.9	$(3.0)

We may continue to develop reldesemtiv to treat ALS and SMA. Under the Astellas FSRA Agreement, Astellas has agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with Cytokinetics’ potential Phase 3 clinical trial of reldesemtiv in ALS up to a maximum contribution by Astellas of $12 million. On December 14, 2020, we announced the design of COURAGE-ALS (Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS), the planned Phase 3 clinical trial of reldesemtiv in patients with ALS. In addition, Astellas agreed to non-cash contributions to Cytokinetics, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. Astellas has also agreed to the continued conduct of ongoing stability studies pertaining to such existing inventories of active pharmaceutical ingredient, at its cost.

Under our strategic alliance with Amgen, Amgen is responsible for the development of omecamtiv mecarbil until the effective termination of the Amgen Agreement (expected May 20, 2021). Following the effective termination of the Amgen Agreement, we expect to continue the Phase 3 development of omecamtiv mecarbil for the potential treatment of heart failure, at our own cost. We expect to continue the development of CK-274 to assess the potential of CK‑274 to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM. Under our strategic alliance with Ji Xing, Ji Xing is responsible for the development of CK-274 in China and Taiwan, and we may be entitled to receive milestone payments upon the achievement of certain development and commercial milestones.

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

General and administrative expenses increased to $52.8 million in 2020 from $39.6 million in 2019, primarily due to an increase in personnel related costs including stock-based compensation and higher outside service spend.

General and administrative expenses by program for 2020, 2019 and 2018 were:

	Years Ended December 31,			Change
	2020	2019	2018	2020-2019	2019-2018
	(In millions)
Total general and administrative expenses	$52.8	$39.6	$31.3	$13.2	$8.3

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for 2020, 2019 and 2018 were:

	Years Ended December 31,			Change
	2020	2019	2018	2020-2019	2019-2018
	(In millions)
Term loan	$4.9	$5.2	$3.8	$(0.3)	$1.4
Convertible notes	10.8	1.4	—	9.4	1.4
Warrants	0.2	—	—	0.2	—
Other	0.1	—	—	0.1	—
Total interest expense	$16.0	$6.6	$3.8	$9.4	$2.8

Interest expense in 2020 and 2019 consists of interest expense related to the Term Loan Agreement and respective warrants by and among the Company, Oxford and Silicon Valley Bank and interest expense related to the 2026 Notes. Approximately half of the 2026 Notes’ interest expense is due to the amortization of the discount associated with the equity component of the 2026 Notes.

Interest expense increased in 2020 compared to 2019 primarily due to the convertible notes that were issued in November 2019 and offset by the decline in the term loan interest rate year over year.

Non-cash interest expense on Liability related to sale of future royalties

Non-cash interest expense related to the RPI Liability related to sale of future royalties in 2020, 2019 and 2018 results from accretion of the liability related to sale of future royalties. This non-cash interest expense will continue to increase until omecamtiv mecarbil is commercialized and we start paying royalties to RPI in excess of the interest being accreted.

The RPI Royalty Purchase Agreement provides that in the event Amgen elects to terminate the Amgen Agreement, we are obliged to enter into an agreement with RPI to preserve RPI’s rights under the RPI Royalty Purchase Agreement, which includes the payment by Cytokinetics of 4.5% of its worldwide net sales of omecamtiv mecarbil and other Amgen Alliance Compounds, subject to a potential increase of up to an additional 1% under certain circumstances (delay in US marketing approval). Our obligation to enter into a new agreement with RPI does not impact our accounting treatment of the RPI Liability or our estimates.

Interest and Other Income, net

Interest and other income, net for 2020, 2019 and 2018 consisted primarily of interest income generated from our cash, cash equivalents and investments.

We divested an equity investment in fiscal 2020 (classified as a Level 1 investment in our short-term investments) with a fair value of $3.0 million for the year ended December 31, 2020, which resulted in an increase in interest income of $2.6 million in 2020. In 2019, this equity investment resulted in a $0.3 million increase in interest income.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	December 31, 2020	December 31, 2019
	(In millions)
Financial assets:
Cash and cash equivalents	$83.0	$36.4
Short-term investments	381.1	188.7
Total cash, cash equivalents and marketable securities	$464.1	$225.1
Borrowings:
Term loan, net	$46.2	$45.1
Convertible notes, net	89.5	84.2
Total borrowings	$135.7	$129.3
Working capital:
Current assets	$474.2	$233.8
Current liabilities	31.2	26.0
Working capital	$443.0	$207.8

The following table shows a summary of our cash flows for the periods set forth below:

	Years Ended December 31,
	2020	2019	2018
	(In millions)
Net cash provided by (used in) operating activities	$8.9	$(90.9)	$(101.2)
Net cash (used in) provided by investing activities	(196.5)	(74.7)	5.1
Net cash provided by financing activities	234.1	159.8	13.1
	$46.5	$(5.8)	$(83.0)

Sources and Uses of Cash in 2020

We have funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, a royalty monetization agreement, strategic alliances, long-term debt, other financings and interest on investments. We have generated significant operating losses since our inception. Our expenditures are primarily related to research and development activities.

Net cash provided by operating activities was $8.9 million for 2020 which include a net loss of $127.3 million largely due to ongoing research and development activities, and general and administrative expenses to support those activities. Net loss for 2020 included, among other items: non-cash stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash interest expense related to debt. The net loss was offset by $87.0 million in deferred revenues with respect to an agreement to sell to RTW Royalty Holdings our interest in certain future royalties on net sales of products containing the compound mavacamten that is being developed by Bristol-Myers Squibb Company. These funds were collected in 2020.

Net cash used in investing activities was $196.5 million in 2020 and was primarily due to purchases of investments offset by proceeds from maturity of investments. Cash purchases of property plant and equipment was also included for $11.1 million which will be primarily be utilized in our new building.

Net cash provided by financing activities was $234.1 million in 2020 and was primarily due to $188.9 million proceeds related to issuance of common stock in an underwritten public offering, proceeds from RTW private placement, stock based activities, and claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16(b) of the Exchange Act.

Public Offering of Common Stock

In July 2020, we closed an underwritten public offering of 8.4 million shares of our common stock at a public offering price per share of $24.00, which included the exercise in full by the underwriters of their option to purchase up to 1,093,750 shares of our common stock at the same price. The gross proceeds were $201.3 million and net proceeds were approximately $188.9 million, after deducting underwriting discounts, commissions and offering costs.

RTW Transactions

On July 14, 2020, we entered into the RTW Transactions with RTW Royalty Holdings and Ji Xing. The RTW Transactions include entering into a licensing and collaboration agreement with Ji Xing, the sale of Cytokinetics common stock to the RTW Investors (as defined below), an agreement to sell to RTW Royalty Holdings our interest in certain future royalties on net sales of products containing the compound mavacamten that is being developed by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.) and the ability for the Company to obtain additional funding in the future from RTW Royalty Holdings, upon the achievement of certain clinical trial milestones, in exchange for future royalty payments as further discussed below. As a result, we have or expect to receive a combination of committed capital, funding and sale proceeds from the RTW Investors, RTW Royalty Holdings and Ji Xing.

On July 14, 2020, we entered into Common Stock Purchase Agreements (each, a “CSPA”) with each of RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited (collectively, the “RTW Investors”). The CSPAs provide for the sale and issuance of an aggregate of 2.0 million shares of common stock of Cytokinetics (the “Shares”) at a price per share of $25.00 and an aggregate purchase price of $50.0 million. The closing occurred on July 14, 2020. The RTW Investors have agreed to certain trading and other restrictions with respect to the Shares, including a restriction on sales or other transfers of the Shares, subject to certain exceptions, for a period of two years from the closing date, which period will be extended if certain conditions are met.

As of December 31, 2020, we have received $25.0 million related to the licensing and collaboration agreement with Ji Xing, $50.0 million associated with the sale of Cytokinetics common stock to the RTW Investors and $85.0 million associated with the agreement to sell RTW Royalty Holdings our interest in certain future royalties on net sales of products containing the compound mavacamten that is being developed by Bristol-Myers Squibb Company (formerly by MyoKardia Inc).

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

In exchange for the Funding Commitment and upon receipt of such funding from RTW Royalty Holdings, we have agreed to make payments to RTW Royalty Holdings equal to 2%, if RTW Royalty Holdings funds $45.0 million of the Funding Commitment, or 4%, if RTW Royalty Holdings funds the full $90.0 million of the Funding Commitment, in each case in respect of net sales of CK-274 by us and any of our licensees in the CK-274 Territory. In addition, should we exercise our option draw borrowings pursuant to the Funding Agreement, such agreement contains certain covenants applicable to us, including, among other things, development and commercialization diligence obligations in connection to the CK-274 Territory, use of proceeds, reporting and encumbrances. There are no performance obligations related to the Funding Agreement, as access to the Funding Commitment is at the option of the Company and based upon the achievement of certain development milestones.

The Funding Agreement contains customary conditions to disbursement, which may include the consent of our senior secured lenders, Oxford and SVB, at the time of disbursement. On July 16, 2020, we entered into an amendment to the Term Loan Agreement, as defined in Financial Statement Note 6 – Debt, which permits, subject to entry into an intercreditor agreement between Oxford and RTW Royalty Holdings in form.

Sources and Uses of Cash in 2019

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

Future Sources and Uses of Cash

In 2021, in addition to the costs and expenses of our research and development activities, we expect to incur an increase in costs and expenses as compared to previous annual periods as a result of advancement of our pipeline, and our commercial planning activities in view of the potential commercial launch of omecamtiv mecarbil in the U.S. and potentially elsewhere. Such costs and expenses are likely to include an increase in headcount, particularly in our sales and marketing functions, and the procurement of omecamtiv mecarbil drug product for commercial launch. These costs and expenses will be greater than what they would have been had Amgen not elected to terminate the Amgen Agreement and Servier not elected to terminate the Servier Agreement. We may explore potential strategic transactions and/or structured financing transactions to finance the increase costs and expenses. We will also incur expenses in connection to our relocation from our Old Facilities to our New Facilities during the fourth quarter of 2021, including holdover rent payable to our current landlord.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection to clinical development. We may also incur significant sales and marketing expenses if and when one or more of our molecules receive regulatory approvals.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•

the initiation, progress, timing, scope and completion of preclinical research, non-clinical development, chemistry, manufacturing, and controls (“CMC”), and clinical trials for our drug candidates and other compounds;

•	the time and costs involved in obtaining regulatory approvals;
•	the jurisdictions in which we are granted regulatory approvals and thus are able to successfully launch our products for commercial sale;
•	delays that may be caused by requirements of regulatory agencies;
•	our level of funding for the development of current or future drug candidates;
•	the number of drug candidates we pursue and the stage of development that they are in;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our potential drugs;
•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;
•	our plans or ability to engage third-party manufacturers for our drug candidates and potential drugs;
•	our plans or ability to build or access sales and marketing capabilities and to achieve market acceptance for potential drugs;
•	the expansion and advancement of our research programs;
•	the hiring of additional employees and consultants;
•	the acquisition of technologies, products and other business opportunities that require financial commitments; and
•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs.

On November 23, 2020, we announced that Amgen has elected to terminate the Amgen Agreement and thereby end its collaboration with Cytokinetics, effective May 20, 2021, and intends to transition development and commercialization rights for omecamtiv mecarbil and CK-136 (formerly known as AMG 594) to Cytokinetics.

On December 23, 2020, we announced that Amgen notified us that Servier elected to terminate the Servier Agreement. The termination is effective as of March 18, 2021, after which all development, commercialization and other rights with respect to omecamtiv mecarbil previously granted by Amgen to Servier will revert to Amgen. Given Servier’s notice to Amgen, all worldwide rights related to the development and commercialization of omecamtiv mecarbil will now return to Cytokinetics commensurate with the effective termination of the Amgen Agreement on May 20, 2021.

As a result of Amgen’s and Servier’s elections to terminate the Amgen Agreement and the Servier Agreement respectively, we will dedicate resources to ensure the transition of the programs related to omecamtiv mecarbil and CK-136 (formerly known as AMG 594) to us. In addition, we anticipate engaging with regulatory authorities in 2021 regarding the results of GALACTIC-HF with the objective to assess potential regulatory paths for an NDA submission for omecamtiv mecarbil and continuing our commercial planning activities. Finally, we plan to evaluate a wide range of corporate development strategies for potential co-development, co-commercialization and licensing deals in relation to omecamtiv mecarbil and our other drug candidates in order to mitigate the cost effects of the termination of the Amgen Agreement and Servier Agreement and enhance our commercial capabilities. These cost effects of termination include forfeiture of potential milestone payments from Amgen to us, as well as additional costs to us relating to clinical studies, regulatory filing, and commercialization of omecamtiv mecarbil.

The RPI Royalty Purchase Agreement provides that in the event Amgen elects to terminate the Amgen Agreement, we are obliged to enter into an agreement with RPI to preserve RPI’s rights under the RPI Royalty Purchase Agreement, which includes the payment by Cytokinetics of 4.5% of its worldwide net sales of omecamtiv mecarbil and other Amgen Alliance Compounds, subject to a potential increase of up to an additional 1% under certain circumstances (delay in US marketing approval). Our obligation to enter into a new agreement with RPI does not impact our accounting treatment of the RPI Liability or our estimates.

Future uses of cash also include capital purchases of equipment and tenant improvements to build out the Oyster Point Lease totaling approximately $35.0 million. We intend to occupy the Oyster Point building late 2021.

We have incurred an accumulated deficit of $992.3 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payment Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Operating lease obligations(1)	$221.1	$4.6	$28.9	$33.9	$153.7
Long-term debt obligations(2)	57.1	3.7	53.4	—	—
Convertible notes(3)	33.0	5.5	11.0	11.0	5.5
Purchase obligations(4)	3.7	3.2	0.5	—	—
Total contractual obligations	$314.9	$17.0	$93.8	$44.9	$159.2
(1)	Represents undiscounted future non-cancellable lease payments for our operating leases.
(2)	Represents future minimum payments for our term loan, including interest payable and final payment.
(3)	Represents interest payable for our convertible notes.
(4)	Represents payments for materials and software licenses that are firm commitments.

The above table does not include $43.8 million of cancellable purchase orders for the construction of the Oyster Point Lease.

The above table does not include the RPI Liability payments due to the uncertain nature and timing.

The obligations in the above table are as of December 31, 2020. We expect the amount of these obligations to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

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

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash and short-term investments of $464.1 million, which consisted of consist of U.S. Treasury securities, agency bonds, commercial paper, corporate debt and money market fund. To reduce the volatility relating to these exposures, we have put investment and risk management policies and procedures in place. The primary objective of our investment activities is to preserve capital to fund our operations. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily Euro and GBP and we therefore are subject to foreign currency exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of operating activities. Foreign currency transaction gains and losses have not been material to our financial statements for the year ended December 31, 2020. A 10% increase or decrease in current exchange rates would not have a material effect on our financial results.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cytokinetics, Incorporated (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimates Related to the Sale of Future Royalties
Description of the Matter

As described in Note 7 to the consolidated financial statements, the Company has entered into agreements with counterparties to monetize future royalty payments that the Company is entitled to receive upon commercialization of certain products that were previously licensed to others. Cash is received upon execution of such royalty monetization agreements, which are then accounted for as either a liability if the Company has significant continuing involvement in the related royalty stream or as deferred revenue if there is no significant continuing involvement. Regardless of whether there is significant continuing involvement, the Company is required to estimate the amount and timing of future royalty payments to be received from licensors and paid to the counterparties of the royalty monetization agreements. The Company periodically assesses the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources.

There are a number of factors that could materially affect the amount and timing of royalty payments, most of which are not within the Company’s control and management’s estimates of the amount and timing of royalty payments to be received require the use of significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs can include, to the extent applicable, estimates of patient populations, selling price, peak sales and sales ramp, the expected term of the related royalty streams, the timing of expected product launch and its impact on royalty rates, as well as the overall probability of clinical success and regulatory approval. A significant change in unobservable inputs could result in a material increase or decrease to the amount and timing of future cash flows. The Company recognized non-cash interest expense on the liability related to the sale of future royalties of $22.7 million for the year ended December 31, 2020 and the liability related to the sale of future royalties, net was $166.1 million as of December 31, 2020. During 2020, the Company also recognized $87.0 million of deferred revenue related to the sale of a royalty stream to a third party as discussed in Note 3.

Auditing management’s estimates of future royalty payments was especially challenging due to the significant judgment used by management in estimating the amount and timing of future royalty payments, which required the use of subjective inputs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes for estimating the amount and timing of future royalty payments.

Our audit procedures included, among others, testing management’s process for estimating the amount and timing of future royalty payments and evaluating the reasonableness of significant assumptions used by management when developing the estimate of expected future royalties to be paid, including estimates of patient populations, selling price, peak sales and sales ramp, the expected term of the related royalty streams, the timing of expected product launch and its impact on royalty rates, as well as the overall probability of clinical success and regulatory approval. Evaluating the reasonableness of management’s assumptions included, among others, consideration of (i) relevant industry forecasts, (ii) consistency with external market research and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

Revenue from Collaborative and Licensing Arrangements
Description of the Matter

As described in Note 3, collaboration arrangements may include multiple elements such as license fees, milestone payments, royalties, and research and development cost reimbursement. Further, collaborations may include the delivery of various goods or services to the collaboration partner such as licenses to intellectual property or research and development services. The Company recognized $36.5 million as license revenue during 2020 under the agreement with Ji Xing Pharmaceuticals Limited (the “Ji Xing License Agreement”).

Auditing the Company’s accounting for revenues from this collaboration arrangement was especially challenging due to the complex and highly judgmental nature of evaluating the terms of the related agreements, identifying performance obligations, and determining and allocating the transaction price to the performance obligations.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes for assessing the accounting treatment of any new collaboration agreements or modifications to existing collaboration agreements, including assessing the identification of and effort to satisfy performance obligations.

To test the accounting for revenue from the Ji Xing License Agreement, we tested and evaluated, among other things, the performance obligation identified, the estimates and assumptions used to determine the transaction price, and the allocation of the transaction price to the performance obligation. We also assessed whether the accounting conclusions for the Ji Xing License Agreement were appropriate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Redwood City, California

February 26, 2021

CYTOKINETICS, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$82,985	$36,433
Short-term investments	381,075	188,679
Accounts receivable	4,420	5,163
Prepaid expenses and other current assets	5,741	3,477
Total current assets	474,221	233,752
Long-term investments	36,954	42,650
Property and equipment, net	13,346	4,530
Operating lease right-of-use assets and other assets	9,282	8,882
Total assets	$533,803	$289,814
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,050	$8,160
Accrued liabilities	19,315	12,123
Short-term lease liability	2,785	4,616
Other current liabilities	1,049	1,124
Total current liabilities	31,199	26,023
Term loan, net	46,209	45,052
Convertible notes, net	89,504	84,205
Liability related to the sale of future royalties, net	166,068	143,276
Long-term deferred revenue	87,000	—
Long-term lease and other non-current liabilities	440	2,195
Total liabilities	420,420	300,751
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 163,000,000 shares
Issued and outstanding: 71,015,183 shares at December 31, 2020 and 59,172,124 shares at December 31, 2019	70	59
Additional paid-in capital	1,105,470	853,341
Accumulated other comprehensive income	149	679
Accumulated deficit	(992,306)	(865,016)
Total stockholders’ equity (deficit)	113,383	(10,937)
Total liabilities and stockholders’ equity (deficit)	$533,803	$289,814

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Research and development revenues	$16,527	$26,868	$26,368
License revenues	36,501	—	5,133
Milestone revenues	2,800	—	—
Total revenues	55,828	26,868	31,501
Operating expenses:
Research and development	96,951	86,125	89,135
General and administrative	52,820	39,610	31,282
Total operating expenses	149,771	125,735	120,417
Operating loss	(93,943)	(98,867)	(88,916)
Interest expense	(15,963)	(6,623)	(3,797)
Non-cash interest expense on liability related to sale of future royalties	(22,713)	(20,737)	(17,767)
Interest and other income, net	5,329	4,535	4,191
Net loss	$(127,290)	$(121,692)	$(106,289)
Net loss per share — basic and diluted	$(1.97)	$(2.11)	$(1.95)
Weighted-average number of shares used in computing net loss per share — basic and diluted	64,524	57,575	54,420
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale securities, net	(530)	179	157
Comprehensive loss	$(127,820)	$(121,513)	$(106,132)

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except shares)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2017	53,960,832	$54	$755,526	$343	$(646,081)	$109,842
Exercise of stock options	422,819	1	3,172	—	—	3,173
Issuance under Employee Stock Purchase Plan	144,822	—	928	—	—	928
Vesting of restricted stock units, net of taxes withheld	189,433	—	(866)	—	—	(866)
Issuance of warrants	—	—	182	—	—	182
Stock-based compensation	—	—	9,761	—	—	9,761
ASC 606 Adoption	—	—	—	—	9,046	9,046
Other comprehensive loss	—	—	—	157	—	157
Net loss	—	—	—	—	(106,289)	(106,289)
Balance, December 31, 2018	54,717,906	55	768,703	500	(743,324)	25,934
Exercise of stock options	131,909	—	1,017	—	—	1,017
Issuance of common stock under at-the-market offering, net of issuance costs	3,984,849	4	36,210	—	—	36,214
Issuance under Employee Stock Purchase Plan	172,113	—	1,108	—	—	1,108
Vesting of restricted stock units, net of taxes withheld	165,347	—	(732)	—	—	(732)
Issuance of warrants	—	—	185	—	—	185
Equity component of convertible notes	—	—	49,477	—	—	49,477
Capped call options associated with convertible notes	—	—	(13,386)	—	—	(13,386)
Stock-based compensation	—	—	10,759	—	—	10,759
Other comprehensive loss	—	—	—	179	—	179
Net loss	—	—	—	—	(121,692)	(121,692)
Balance, December 31, 2019	59,172,124	59	853,341	679	(865,016)	(10,937)
Exercise of stock options	943,505	1	7,610	—	—	7,611
Exercise of warrants	104,890	—	—	—	—	—
Claims settlement under Section 16(b)	—	—	2,151	—	—	2,151
Underwritten public offering of common stock, net of discounts, commissions and offering cost	8,385,417	8	188,875	—	—	188,883
Issuance of common stock upon private placement	2,000,000	2	36,435	—	—	36,437
Issuance under Employee Stock Purchase Plan	134,684	—	1,509	—	—	1,509
Vesting of restricted stock units, net of taxes withheld	274,563	—	(2,255)	—	—	(2,255)
Issuance of warrants	—	—	184	—	—	184
Stock-based compensation	—	—	17,620	—	—	17,620
Other comprehensive loss	—	—	—	(530)	—	(530)
Net loss	—	—	—	—	(127,290)	(127,290)
Balance, December 31, 2020	71,015,183	$70	$1,105,470	$149	$(992,306)	$113,383

The accompanying notes are an integral part of these consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(127,290)	$(121,692)	$(106,289)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash interest expense on liability related to sale of future royalties	22,792	20,737	17,767
Non-cash stock-based compensation expense	17,620	10,759	9,761
Depreciation and amortization of property and equipment	1,831	1,293	1,239
Gain on investment, net	(573)	—	—
Interest receivable and amortization on investments	(1,194)	(2,587)	(1,677)
Non-cash interest expense related to debt	6,640	919	920
Changes in operating assets and liabilities:
Accounts receivable	743	(2,932)	(1,119)
Contract assets	—	4,554	5,154
Prepaid and other current assets	(2,183)	(3,862)	1,817
Operating lease right-of-use assets and other assets	1,242	3,552	—
Accounts payable	(110)	4,396	(1,490)
Accrued and other liabilities	7,117	(2,168)	(2,063)
Contract liabilities	—	—	(18,750)
Operating lease liabilities	(4,692)	(3,876)	—
Deferred revenue	87,000	—	(6,485)
Net cash provided by (used in) operating activities	8,943	(90,907)	(101,215)
Cash flows from investing activities:
Purchases of investments	(435,825)	(277,883)	(240,224)
Maturities of investments	247,301	202,599	246,232
Sales of investments	3,061	3,196	—
Purchases of property and equipment	(11,052)	(2,619)	(889)
Sales of property and equipment	—	—	14
Net cash (used in) provided by investing activities	(196,515)	(74,707)	5,133
Cash flows from financing activities:
Proceeds from public offerings of common stock, net of discounts, commissions and offering cost	188,883	—	—
Proceeds from private placement, net	36,225	—	—
Proceeds from issuance under Employee Stock Purchase Plan	1,509	—	—
Proceeds from stock-based award activities, net	5,356	1,393	3,234
Claims settlement under Section 16(b)	2,151	—	—
Net proceeds from long-term debt, net of debt discount and issuance costs	—	1,710	9,898
Net proceeds from convertible notes, net of debt discount and issuance costs	—	133,860	—
Issuance of common stock under at-the-market offering, net of issuance costs	—	36,214	—
Purchase of capped call options associated with convertible notes	—	(13,386)	—
Net cash provided by financing activities	234,124	159,791	13,132
Net increase (decrease) in cash and cash equivalents	46,552	(5,823)	(82,950)
Cash and cash equivalents, beginning of period	36,433	42,256	125,206
Cash and cash equivalents, end of period	$82,985	$36,433	$42,256

Supplemental cash flow disclosures:
Cash paid for interest	9,620	4,059	2,877
Right-of-use assets recognized in exchange for lease obligations	1,106	10,687	—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $992.3 million since inception and there can be no assurance that we will attain profitability. We had a net loss of $127.3 million and net cash provided by operations of $8.9 million for the year ended December 31, 2020. Cash, cash equivalents and investments increased to $501.0 million as of December 31, 2020 from $267.8 million as of December 31, 2019. We anticipate that we will have operating losses and net cash outflows in future periods.

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

Basis of Presentation

The consolidated financial statements include the accounts of Cytokinetics, Incorporated and its wholly-owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”). Intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform the prior period presentation to the current year.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our exposure to credit risk associated with non-payment is limited to our strategic partners Amgen Inc. (“Amgen”), Astellas Pharma Inc. (“Astellas”) and Ji Xing Pharmaceuticals Limited (“Ji Xing”) and any material non-payment from our partners would result in a material breach of the agreements underlying our strategic partnerships.

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

Investments

Available-for-sale investments.  Our investments consist of U.S. Treasury securities, agency bonds, commercial paper, corporate debt and money market funds. We designate all investments as available-for-sale and report them at fair value, based on quoted market prices, with unrealized gains and losses recorded in accumulated other comprehensive income and loss. The cost of securities sold is based on the specific-identification method. Investments with original maturities greater than three months and remaining maturities of one year or less are classified as short-term investments. Investments with remaining maturities greater than one year are classified as long-term investments. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in Interest and other income, net. Recognized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in Interest and other income, net. Interest and dividends on securities classified as available-for-sale are included in Interest and other income, net.

All of our available-for-sale investments are subject to a periodic impairment review. If an impairment is the result of a credit loss, we recognize an allowance for credit losses (“ACL”). ACL’s reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. We recognize an impairment charge when a decline in the fair value of investments below the cost basis is judged to be other-than-temporary. Factors we consider in assessing whether an other-than-temporary impairment has occurred include: the nature of the investment; whether the decline in fair value is attributable to specific adverse conditions affecting the investment; the financial condition of the investee; the severity and the duration of the impairment; and whether we have the intent and ability to hold the investment to maturity. When we determine that an other-than-temporary impairment has occurred, the investment is written down to its market value at the end of the period in which it is determined that an other-than-temporary decline has occurred.

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

Leases

We adopted Accounting Standards Update No. 2016-02, Leases (“Topic 842”) on January 1, 2019 using the modified retrospective approach. In adopting Topic 842, we recognized a right-of-use asset and a short-term and long-term lease liability on our consolidated balance sheets for our existing facilities leases with Britannia Pointe Grand Limited Partnership (the “Britannia Leases”). The right-of-use asset is based on the liability adjusted for any prepaid or deferred rent. We determined the lease term at the commencement date by considering whether renewal options and termination options are reasonably assured of exercise. In determining the present value of lease payments, we estimated our incremental borrowing rate based on information available when we adopted Topic 842. We base the Britannia Leases liability on the present value of remaining lease payments over the remaining terms of the Britannia Leases, using an estimated rate of interest that we would pay to borrow equivalent funds on a collateralized basis at the lease commencement date. We evaluated our other contracts and determined that, except for the Britannia Leases, none of our contracts contained a lease as defined in Topic 842.

We elected the package of practical expedients permitted under the transition guidance within Topic 842, which among other things, allowed us to carry forward the historical lease classification of those leases in place as of January 1, 2019. We also elected to exclude from our consolidated balance sheets recognition of leases having a term of 12 months or less (short-term leases) and elected to not separate lease components and non-lease components for Britannia Leases.

We recorded a lease liability of $10.7 million and a corresponding right-of-use asset of $9.6 million upon adoption of the new lease standard on January 1, 2019.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Cost Reimbursements: Our joint programs with Astellas under that certain License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020, as amended (the “Astellas OSSA Agreement”), and with Amgen under that certain Collaboration and Option Agreement, dated December 29, 2006, as amended (the “Amgen Agreement”), include promises of research and development services. We have determined that these services collectively are distinct from the licenses provided to Astellas and Amgen under such agreements, and as such, these promises are accounted for as a separate performance obligation recorded over time. We recognize revenue for these services as the performance obligations are satisfied, which we estimate using internal research and development costs incurred.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liability Related to Sale of Future Royalties

We treat our liability to RPI Finance Trust (“RPI”) related to sale of future royalties under that certain Royalty Purchase Agreement, dated February 1, 2017 (the “RPI Royalty Purchase Agreement”) pursuant to which we sold a portion of our right to receive royalties from Amgen on potential net sales of omecamtiv mecarbil as a debt financing, to be amortized under the effective interest rate method over the life of the related royalty stream.

Our liability to RPI related to sale of future royalties under the RPI Royalty Purchase Agreement (the “RPI Liability”) and related amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. Concurrently with our entry into the RPI Royalty Purchase Agreement, we entered into a common stock purchase agreement with RPI. We allocated the consideration and issuance costs on a relative fair value basis to the RPI Liability and the common stock.

The RPI Royalty Purchase Agreement further provides that in the event Amgen elects to terminate the Amgen Agreement, we are obliged to enter into an agreement with RPI to preserve RPI’s rights under the RPI Royalty Purchase Agreement, which includes the payment by Cytokinetics of 4.5% of its worldwide net sales of omecamtiv mecarbil and other compounds with the same mechanism of action as omecamtiv mecarbil that are subject to the Amgen Agreement (together the “Amgen Alliance Compounds”), subject to a potential increase of up to an additional 1% under certain circumstances (delay in US marketing approval). Our obligation to enter into a new agreement with RPI does not impact our accounting treatment of the RPI Liability or our estimates.

The RPI Liability will be recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, timing of the expected launch and its impact on the royalty rate. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RPI Liability.

We will periodically assess the amount and timing of expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent our future estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the amortization of the RPI Liability related to sale of future royalties and prospectively recognize the related non-cash interest expense. We have updated the analysis to include the data released on October 8, 2020 relating to GALACTIC-HF. Our estimates regarding the amount and timing of future royalty payments have not changed as a result of Amgen’s election to terminate the Amgen Agreement or Servier’s election to terminate the sublicense agreement (the “Servier Agreement”) between Amgen and Les Laboratoires Servier and Institut de Recherches Internationales Servier (“Servier”) respectively.

We account for the RPI Liability, as a liability primarily because we have significant continuing involvement in generating the royalty stream. If and when omecamtiv mecarbil is commercialized and royalties become due, we will recognize the portion of royalties paid to RPI as a decrease to the RPI Liability and a corresponding reduction in cash.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of Topic 740, Income Taxes, to help simplify and promote consistent application of US GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019-12 in 2019 and it did not have a material impact on the Consolidated Financial Statements.

The only aspect of ASU 2019-12 that had a material impact on our consolidated financial statements was the removal of the exception related to intraperiod tax allocation. Starting in 2019, we followed the general intraperiod allocation of tax expense. We have a loss from continuing operations and subsequent to the adoption of ASU 2019-12, we determined the amount attributable to continuing operations without regard to the tax effect of other items. We prospectively applied the ASU 2019-12 amendment related to intraperiod tax allocation.

Had the Company not adopted ASU 2019-12, upon issuance of the convertible notes in 2019 (see Note 6 – Debt) a $12.0 million deferred tax benefit would have been recognized along with corresponding decreases to net loss and accumulated deficit. The Company had no intraperiod tax allocation items in prior years.

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

Amortization of Debt Discount and Issuance Costs

Debt discount and issuance costs, consisting of legal and other fees directly related to the debt as well as the discount created by the bifurcation of the equity component and the debt component of the convertible senior notes due 2026 (the “2026 Notes”), are offset against gross proceeds from the issuance of debt and are amortized to interest expense over the estimated life of the debt based on the effective interest method.

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, ‘Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019. We adopted ASU 2016-13 as of January 1, 2020 and the adoption did not have a material impact on the Consolidated Financial Statements.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which expands the scope of costs associated with cloud computing arrangements that must be capitalized. Under the new guidance, costs associated with implementing a cloud computing arrangement that is a service contract must be capitalized and expensed over the term of the hosting arrangement. This guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted ASU 2018-15 on January 1, 2020 and the adoption did not have a material impact on the Consolidated Financial Statements.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, Revenue from Contracts with Customers, (“ASU 2018-18”), which makes targeted improvements to clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We adopted ASU 2018-18 on January 1, 2020 and the adoption did not have a material impact on the Consolidated Financial Statements.

In November 2019, the FASB issued ASU 2019-08, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements-Share-Based Consideration Payable to a Customer, which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award. We have adopted ASU 2019-08 as of January 1, 2020 and the adoption did not have any impact on the Consolidated Financial Statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04’). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden associated with the expected market transition from the London Inter-Bank Offer Rate ("LIBOR") to alternative reference rates. Companies can apply ASU 2020-04 immediately, however the guidance will only be available until December 31, 2022. The Company’s term loan utilizes LIBOR as the reference rate and we are currently evaluating the impact that adopting this new accounting standard will have on our Consolidated Financial Statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity's own equity, and also improves and amends the related earnings per share guidance. ASU 2020-06 will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact that adopting this new accounting standard will have on our Consolidated Financial Statements and related disclosures.

Note 2 — Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive common shares, including outstanding stock options, unvested restricted stock, warrants, convertible preferred stock and shares issuable under our ESPP, during the period using the treasury stock method and convertible notes using the if-converted method.

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	Years Ended December 31,
	2020	2019	2018
Options to purchase common stock	8,510	7,759	5,476
Warrants to purchase common stock	48	165	116
Restricted stock and performance units	1,117	839	547
Shares issuable related to the ESPP	12	27	107
Shares issuable upon conversion of convertible notes	16,675	16,675	—
Total shares	26,362	25,465	6,246

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Research and Development Arrangements

Our contract assets changed during the period, as follows (in thousands):

	December 31,
	2020	2019	2018
Contract asset from the 2016 Astellas Amendment
Balance at beginning of period	$—	$4,554	$9,708
Services performed	—	—	11,713
Cash received for services	—	(4,554)	(16,867)
Balance at end of period	$—	$—	$4,554

Amgen

We and Amgen continue activities related to novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure under the Amgen Agreement.

On November 23, 2020, we announced that Amgen has elected to terminate the Amgen Agreement and thereby end its collaboration with Cytokinetics, effective May 20, 2021, and Amgen intends to transition development and commercialization rights for omecamtiv mecarbil and CK-136 (formerly known as AMG 594) to Cytokinetics.

On December 23, 2020, we announced that Amgen notified us that Servier elected to terminate the Servier Agreement. The termination is effective as of March 18, 2021, after which all development, commercialization and other rights with respect to omecamtiv mecarbil previously granted by Amgen to Servier will revert to Amgen.

Omecamtiv mecarbil is an investigational cardiac myosin activator, developed for the potential treatment of heart failure with reduced ejection fraction (“HFrEF”), and was recently studied in GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a positive Phase 3 cardiovascular outcomes clinical trial, and is the subject of an ongoing Phase 3 clinical trial, METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a Phase 3 clinical trial intended to evaluate the potential of omecamtiv mecarbil to increase exercise performance. CK-136, a novel mechanism cardiac troponin activator, was recently studied in a Phase 1 clinical study.

We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement, which will terminate effective as of May 20, 2021. Research and development revenue from Amgen of $10.0 million in 2020, $13.8 million in 2019 and $1.9 million in 2018 consists of reimbursement of costs we incurred related to METEORIC-HF.

We had accounts receivable of $1.7 million from Amgen as of December 31, 2020 and $3.3 million as of December 31, 2019.

Astellas

Our strategic alliance with Astellas to advance novel therapies for diseases and medical conditions associated with muscle impairment and weakness commenced in 2013 under the License and Collaboration Agreement, dated June 21, 2013 between the parties (the “Astellas Agreement”).

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

License and Collaboration Agreement for Other Skeletal Sarcomere Activators

Under the Astellas OSSA Agreement, we are eligible to receive additional research and early and late stage development milestone payments for research and clinical milestones, including the initiation of certain clinical studies, the submission of an application for marketing authorization for a drug candidate to certain regulatory authorities and the commercial launch of collaboration products, which could total up to $250.0 million, except under certain scenarios. Additionally, $200.0 million in commercial milestones could be received under the Astellas OSSA Agreement provided certain sales targets are met. We are eligible to receive $1.0 million in research milestone payments under this collaboration for each future potential drug candidate. Due to the nature of drug development, including the inherent risk of development and approval of drug candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could be achieved or become due.

We continue to recognize research revenue for reimbursements from Astellas of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs.

License revenues and research and development revenues from Astellas for 2020, 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
License revenues	$—	$—	$5,133
Reimbursements	6,555	13,106	22,253
Milestone fees	—	—	2,000
	$6,555	$13,106	$29,386

We had accounts receivable from Astellas of $2.7 million as of December 31, 2020 and $1.9 million as of December 31, 2019.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RTW Transactions

On July 14, 2020, we entered into a series of transactions as described below with RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”) and Ji Xing, related to Cytokinetics’ proprietary small molecule cardiac myosin inhibitor product referred to as CK-3773274 (“CK-274”), a novel cardiac myosin inhibitor, and other assets (together, the “RTW Transactions”). The RTW Transactions include entering into a licensing and collaboration agreement with Ji Xing, the sale of Cytokinetics common stock to the RTW Investors (as defined below), an agreement to sell to RTW Royalty Holdings our interest in certain future royalties on net sales of products containing the compound mavacamten that is being developed by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.), and the ability for the Company to obtain additional funding in the future from RTW Royalty Holdings, upon the achievement of certain clinical trial milestones, in exchange for future royalty payments as further discussed below. As a result, we have or expect to receive a combination of committed capital, funding and sale proceeds from the RTW Investors, RTW Royalty Holdings and Ji Xing.

The RTW Transactions were entered into with parties that are affiliated and in contemplation of one another and, accordingly, we have assessed the accounting for these transactions in the aggregate. We concluded that there were three units of accounting in the RTW Transactions as further described below. The Company allocated the total consideration in accordance with ASC 820, Fair Value Measurement, and ASC 606, Revenue from Contracts with Customers, as follows (in thousands):

Allocated Consideration
Units of Accounting:
License and collaboration (residual)	$36,501
Royalty (fair value)	87,000
Common stock (fair value)	36,499
Total consideration	$160,000

License and Collaboration Agreement

We entered into a License and Collaboration Agreement (the “Ji Xing License Agreement”) with Ji Xing, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize CK-274 in People’s Republic of China (including the Hong Kong SAR and Macau SAR) (together “China”) and Taiwan. Under the terms of the Ji Xing License Agreement, we received from Ji Xing a nonrefundable upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to CK-274 in the field of obstructive hypertrophic cardiomyopathy (“oHCM”) and/or non-obstructive hypertrophic cardiomyopathy (“nHCM”) and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of the products containing CK-274 in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

Ji Xing will be responsible for the development and commercialization of CK-274 at its own cost and is required to use diligent efforts to develop and commercialize CK-274 in China and Taiwan. The development of CK-274 will be initially focused on hypertrophic cardiomyopathy, and Ji Xing will have the opportunity to participate in Cytokinetics’ global pivotal clinical trials of CK-274. Cytokinetics or a designated supplier will supply CK-274 to Ji Xing either as a finished product or as an active pharmaceutical ingredient.

The Ji Xing License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term. Ji Xing has the right to terminate the Ji Xing License Agreement for convenience. Each party may terminate the Ji Xing License Agreement for the other party’s uncured material breach, insolvency, or failure to perform due to extended force majeure events. Cytokinetics may also terminate the Ji Xing License Agreement if Ji Xing challenges Cytokinetics’ patents or undergoes certain change of control transactions. Rights granted to Ji Xing in relation to CK-274 will revert to Cytokinetics upon termination, and, under certain circumstances, subject to a low single digit royalty payment by the Company to Ji Xing on the net sales of the products containing the compound CK-274 in China and Taiwan.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

License revenues and milestone revenues for 2020, 2019 and 2018 were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
License revenues	$36,501	$—	$—
Milestone revenues	2,500	—	-
	$39,001	$—	$—

We assessed this arrangement in accordance with ASC 606 and concluded that there is one performance obligation relating to the license of functional intellectual property. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $36.5 million for 2020. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and exclude the milestone payments from the initial transaction price.

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

We earned a $2.5 million milestone from Ji Xing as of December 31, 2020 for the first patient dosed in Cohort 2 of REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM). We determined recognition of the milestone during 2020 based on clinical trial progress. Our determination that we expected to earn the $2.5 million milestone resulted in a change in the overall transaction price of the collaboration agreement, as it was probable that a significant reversal of cumulative revenue would not occur. A corresponding contract asset was recorded in other current assets in our consolidated balance sheet as of December 31, 2020.

Royalty Purchase Agreement

We entered into a Royalty Purchase Agreement (the “RTW Royalty Purchase Agreement”) with RTW Royalty Holdings, pursuant to which we sold our right to receive certain payments on the net sales of products containing the compound mavacamten, a cardiac myosin inhibitor (the “Mavacamten Royalty”), under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. to RTW Royalty Holdings for a one-time payment of $85.0 million. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020.

We accounted for the sale of our rights to the Mavacamten Royalty as deferred revenue under ASC 470, Debt, since the arrangement is a sale of our future right to receive royalties and not a sale of the underlying patents or related intangibles. Further, we do not have any significant continuing involvement in the further development, commercialization or sale of mavacamten, the one-time payment is not required to be paid back to RTW Royalty Holdings, the investor’s return is not limited and will be driven by net sales, and RTW Royalty Holdings does not have any recourse to the Company’s assets.

The allocation of the consideration for the RTW Transactions resulted in $87.0 million being allocated to the RTW Royalty Purchase Agreement representing its fair value. The fair value was determined using an income approach method based on management’s estimates of the discounted cash flows to be received over the term of the related royalty agreement, which are Level 3 fair value inputs. Management’s estimates included significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, and timing of the expected launch. The $87.0 million recorded as deferred revenue will be amortized using the units-of-revenue method.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We will recognize revenue related to the sale of the Mavacamten Royalty using the units-of-revenue method. Under the units-of-revenue method, the revenue to be recognized for a period is calculated by computing a ratio of the Mavacamten Royalty paid to RTW Royalty Holdings for a given period to the total payments expected to be made to RTW Royalty Holdings over the term of the agreement, and then applying that ratio to the period's cash payment. We will record any adjustments due to changes in the underlying royalties on a cumulative catch-up basis.

Common Stock Purchase Agreement

On July 14, 2020, we entered into Common Stock Purchase Agreements (each, a “CSPA”) with each of RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited (collectively, the “RTW Investors”). The CSPAs provided for the sale and issuance of an aggregate of 2.0 million shares of common stock of Cytokinetics (the “Shares”) at a price per share of $25.00 and an aggregate purchase price of $50.0 million. The closing occurred on July 14, 2020. The RTW Investors have agreed to certain trading and other restrictions with respect to the Shares, including a restriction on sales or other transfers of the Shares, subject to certain exceptions, for a period of two years from the closing date, which period will be extended if certain conditions are met. The restrictions resulted in a premium paid by RTW investors of $13.5 million which represents the excess amount paid over the fair value of the Shares. The premium was determined by analyzing the holding period discount applied to the 30-day average stock price as of July 14, 2020, which is a Level 2 fair value inputs. The cash received less the calculated premium is the $36.5 million fair value of the common stock recorded.

Funding Agreement

We entered into a Funding Agreement (the “Funding Agreement”) with RTW Royalty Holdings. Pursuant to the Funding Agreement, RTW Royalty Holdings has committed to provide up to $90.0 million (the “Funding Commitment”) to fund our development and commercialization of CK-274 in nHCM and oHCM. Half of the Funding Commitment will be available, at our option, if certain clinical trial milestones of CK-274 for oHCM are achieved by January 14, 2023, and the remaining $45.0 million of the Funding Commitment will be available, at our option, if certain clinical trial milestones of CK-274 for nHCM are achieved by January 14, 2024. If we develop CK-274 in another indication, we will negotiate an additional funding commitment from RTW to fund our development and commercialization of CK-274 in such other indication (other than oHCM or nHCM).

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

The Funding Agreement contains customary conditions to disbursement, which may include the consent of our Lenders at the time of disbursement. On July 16, 2020, we entered into an amendment to the Term Loan Agreement, which permits, subject to entry into an intercreditor agreement between Oxford (as security agent for the Lenders) and RTW Royalty Holdings in form and substance reasonably satisfactory to the Lenders and RTW Royalty Holdings, the draw of funding under the Funding Agreement and the grant of a security interest to RTW Royalty Holdings in the intellectual property located in the United States and accounts receivable related to CK-274 thereunder.

The Company granted RTW Royalty Holdings a security interest in all of its rights, title and interest in, to certain intellectual property, accounts receivable and any proceeds from such collateral. The security interest will automatically terminate when total net payments made to RTW Royalty Holdings exceed a certain agreed threshold.

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We primarily apply the market approach for recurring fair value measurements and endeavors to utilize the best information reasonably available. Accordingly, we use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and consider the security issuers’ and the third-party issuers’ credit risk in our assessment of fair value.

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

Fair Value of Financial Assets

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

	December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$80,050	$—	$—	$80,050
U.S. Treasury securities	Level 1	274,407	147	(8)	274,546
Agency bonds	Level 2	51,581	15	(3)	51,593
Commercial paper	Level 2	49,500	3	(1)	49,502
Corporate obligations	Level 2	42,392	7	(11)	42,388
		$497,930	$172	$(23)	$498,079

	December 31, 2019
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$31,535	$—	$—	$31,535
U.S. Treasury securities	Level 1	134,845	72	(1)	134,916
Agency bonds	Level 2	47,024	23	(9)	47,038
Commercial paper	Level 2	10,435	4	—	10,439
Corporate obligations	Level 2	40,426	24	(7)	40,443
		$264,265	$123	$(17)	$264,371

Interest income was $5.3 million and $4.5 million in 2020 and 2019, respectively.

Investments available for sale exclude an investment in equity classified as a Level 1 investment in our short-term investments with a fair value of $1.0 million and an unrealized gain of $0.3 million at December 31, 2019. As of December 31, 2020, the Level 1 investment had been divested. Unrealized losses were not due to changes in credit risk and we believe investments with an unrealized loss would be held until maturity.

No credit losses on debt securities were recognized in either 2020 or 2019. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of financial liabilities:

As of December 31, 2020 and 2019, the fair value of our term loan approximated its carrying value of $46.2 million and $45.1 million, respectively, because it is carried at a market observable interest rate, which is a Level 2 input (see Note 6 – Debt).

As of December 31, 2020, the estimated fair value of our convertible notes was $638.7 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes (see Note 6 – Debt).

As of December 31, 2020 and 2019, the fair value of the RPI Liability related to the sale of future royalties is based on our current estimates of future royalties expected to be paid to RPI, over the life of the arrangement, which are considered Level 3 inputs (see Note 7 – Liability Related to Sale of Future Royalties).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Our property and equipment consisted of (in thousands):

	December 31,
	2020	2019
Property and equipment, net:
Laboratory equipment	$18,160	$18,741
Computer equipment and software	2,940	2,940
Office equipment, furniture and fixtures	1,885	1,823
Leasehold improvements	5,872	5,221
Construction in progress	9,130	—
Total property and equipment	37,987	28,725
Less: Accumulated depreciation and amortization	(24,641)	(24,195)
	$13,346	$4,530

Depreciation expense was $1.8 million for 2020 and $1.3 million for 2019.

Our accrued liabilities were (in thousands):

	December 31,
	2020	2019
Accrued liabilities:
Clinical and preclinical costs	$6,124	$2,215
Compensation related	11,787	8,343
Other accrued expenses	1,404	1,565
Total accrued liabilities	$19,315	$12,123

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We sponsor a 401(k) defined contribution plan covering all employees and contributed $0.9 million and $0.6 million to this plan in 2020 and 2019, respectively.

Note 6 — Debt

Term Loan

Prior to May 17, 2019 we maintained a loan and security agreement dated as of October 19, 2015, as amended (the “Original Loan Agreement”) with the Lenders to fund our working capital and other general corporate needs.

On May 17, 2019, we entered into a new loan and security agreement (the “Term Loan Agreement”) with the Lenders for $45.0 million (the “Term Loan”) and terminated the Original Loan Agreement. The proceeds of the Term Loan were used in part to repay in full all of the outstanding term loans under the Original Loan Agreement in an aggregate principal amount of $42.0 million. On November 6, 2019 and November 7, 2019, the Company entered into a First Amendment and a Second Amendment to the Term Loan Agreement. The Term Loan Agreement, as amended, permits the issuance of the Convertible Notes and Capped Call Transactions discussed below. On July 16, 2020, the Company and the Lenders entered into the Third Amendment to the Term Loan Agreement, which amended the Term Loan Agreement to permit (i) the sale of the Mavacamten Royalty under the RTW Royalty Purchase Agreement and (ii) subject to entry into an intercreditor agreement between Oxford (as security agent for the Lenders) and RTW Royalty Holdings in form and substance reasonably satisfactory to the Lenders and RTW Royalty Holdings, permits the draw of funding under the Funding Agreement and the grant of a security interest to RTW Royalty Holdings in the intellectual property located in the United States and accounts receivable related to CK-274.

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

Both borrowings under the Original Loan Agreement and Term Loan bear interest at an annual rate equal to the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate. The borrowing under the Original Loan Agreement was repayable in monthly interest-only payments through November 2019 followed by 35 months of monthly payments of interest and principal. The borrowing under the Term Loan is repayable in monthly interest-only payments through December 31, 2020. The interest-only period was automatically extended until July 1, 2021 as a result of the Company’s initiation of a Phase 2 trial for CK-274 in cardiomyopathy and has been extended through December 31, 2021 as a result of the achievement of positive results in GALACTIC-HF, the trial of omecamtiv mecarbil in chronic heart failure as announced on October 8, 2020. The ultimate interest-only period will be followed by equal monthly payments of principal and interest to the maturity date in December 2023. The ultimate interest-only period will be followed by equal monthly payments of principal and interest to the maturity date in December 2023. We are required to make a final payment upon loan maturity of 6.00% of the notes payable, which we accrete over the life of the Term Loan. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property.

Interest expense for the Term Loan was $4.9 million, $5.2 million and $3.8 million for 2020, 2019 and 2018 respectively. As of December 31, 2020, the interest rate applicable to borrowings under the Term Loan was 8.05%.

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property. If the Term Loan becomes subject to mandatory prepayment under these provisions, we are subject to certain prepayment premiums of 3.00% in the first year, 2.00% in the second year and 1.00% in the third year and thereafter. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the Term Loan and accounted for separately from the host contract. As of December 31, 2020, the fair value of this embedded derivative was immaterial.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under the Term Loan Agreement are (in thousands):

Years ending December 31:
2021	3,673
2022	25,330
2023	28,079
Future minimum payments	57,082
Less: Interest and final payment	(12,082)
Term Loan, gross	$45,000

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Debt issuance costs for the issuance of the 2026 Notes were approximately $5.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2026 Notes. Transaction costs attributable to the liability component were approximately $3.1 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the 2026 Notes. The transaction costs attributable to the equity component were approximately $1.9 million and were netted with the equity component in stockholders’ equity. As of December 31, 2020, the unamortized debt issuance cost for the 2026 Notes was $2.8 million.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes for 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Contractual interest expense	$5,520	$721
Accretion of debt discount	5,246	673
Accretion of debt issuance costs	52	6
Total interest costs recognized	$10,818	$1,400

The effective interest rate on the liability component of the 2026 Notes was 12.5% for the year ended December 31, 2020, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $45.7 million as of December 31, 2020 and will be amortized over approximately 6.0 years.

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

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of December 31, 2020, the Company had not purchased any shares under the convertible note capped call transactions.

Note 7 — Liability Related to Sale of Future Royalties to RPI

In February 2017, we entered into the RPI Royalty Purchase Agreement with RPI under which we sold a portion of our right to receive royalties on potential net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million, which is non-refundable even if omecamtiv mecarbil is never commercialized. Concurrently, we entered into a common stock purchase agreement with RPI through which RPI purchased 875,656

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of the Company’s common stock for $10.0 million. We allocated the consideration and issuance costs on a relative fair value basis to the RPI Liability and the common stock, which resulted in the RPI Liability being initially recognized at $92.3 million.

The RPI Royalty Purchase Agreement further provides that in the event Amgen elects to terminate the Amgen Agreement, we are obliged to enter into an agreement with RPI to preserve RPI’s rights under the RPI Royalty Purchase Agreement, which includes the payment by Cytokinetics of 4.5% of its worldwide net sales of omecamtiv mecarbil and other Amgen Alliance Compounds, subject to a potential increase of up to an additional 1% under certain circumstances (delay in US marketing approval). Our obligation to enter into a new agreement with RPI does not impact our accounting treatment of the RPI Liability or our estimates.

We account for the RPI Liability as a liability primarily because we have significant continuing involvement in generating the royalty stream. If and when omecamtiv mecarbil is commercialized and royalties become payable, we will recognize the portion of royalties paid to RPI as a decrease to the RPI Liability with a corresponding reduction in cash.

The carrying amount of the RPI Liability is based on our estimate of the future royalties to be paid to RPI over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RPI Liability was approximately 15% as of December 31, 2020 and 17% as of December 31, 2019.

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

There are a number of factors that could materially affect the amount and timing of royalty payments, most of which are not within our control. The RPI Liability is recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data, including data historically provided by Amgen, and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, timing of the expected launch and its impact on the royalty rate as well as the overall probability of a success. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RPI Liability.

We have updated the analysis to include the data released on October 8, 2020 relating to GALACTIC-HF. Our estimates regarding the amount and timing of future royalty payments have not changed as a result of Amgen’s election to terminate the Amgen Agreement or Servier’s election to terminate the Servier Agreement.

Changes to the RPI Liability related to the sale of future royalties are as follows (in thousands):

	2020	2019
Beginning balance, January 1	$143,276	$122,473
Interest accretion	22,713	20,737
Amortization of issuance costs	79	66
Ending balance, December 31	$166,068	$143,276

Note 8 — Stockholders’ Equity

Common Stock Purchase Agreements

On July 14, 2020, we entered into a CSPA with each of the RTW Investors. The CSPAs provide for the sale and issuance of an aggregate of 2.0 million shares of common stock of Cytokinetics (the “Shares”) at a price per share of $25.00 and an aggregate purchase price of $50.0 million (see Note 3 – Research and Development Arrangements). The cash adjusted for the calculated premium is the $36.5 million fair value of the common stock recorded.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Public Offering of Common Stock

In July 2020, we closed an underwritten public offering of 8.4 million shares of our common stock at a public offering price per share of $24.00, which included the exercise in full by the underwriters of their option to purchase up to 1,093,750 shares of our common stock at the same price. The gross proceeds were $201.3 million and net proceeds were approximately $188.9 million, after deducting underwriting discounts, commissions and offering costs.

Equity Incentive Plan

Our amended and restated 2004 Equity Incentive Plan (the “2004 Plan”) provides for us to grant incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, restricted stock units, performance shares and performance units to employees, directors and consultants. We may grant options for terms of up to ten years at prices not lower than 100% of the fair market value of our common stock on the date of grant. Options granted to new employees generally vest 25% after one year and monthly thereafter over a period of four years. Options granted to existing employees generally vest monthly over a period of four years. As of December 31, 2020, we have 2.6 million shares of common stock reserved and available for issuance under the 2004 Plan.

In May 2019, the Company’s stockholders approved an amendment to the Amended and the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by 4.1 million shares. In May 2020, the Company’s board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by 0.8 million shares for inducement grants to new employees. We started granting inducement grants in September 2020. As of December 31, 2020, an insignificant number of stock options were granted and 2.6 million authorized shares were available for grant under the 2004 Plan.

Stock option activity in 2020 was as follows:

	Stock Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2018	6,454,037	$8.72
Granted	1,785,673	8.41
Exercised	(126,793)	7.78
Forfeited	(353,905)	10.44
Balance at December 31, 2019	7,759,012	$8.59
Granted	1,944,562	15.59
Exercised	(967,571)	8.27
Forfeited	(234,054)	16.06
Balance at December 31, 2020	8,501,949	$10.02	6.6	$91.9
Exercisable at December 31, 2020	5,704,396	$8.91	5.6	$67.8

We expect all outstanding options to vest. The intrinsic value of stock options exercised, calculated based on the difference between the market value at the date of exercise and the exercise price, was $14.0 million for 2020, $0.5 million for 2019 and $0.7 million for 2018. The intrinsic value of stock options outstanding at December 31, 2020 was $91.9 million.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock unit (“RSU”) activity in 2020 was as follows:

	Number of Restricted Stock Units	Weighted Average Award Date Fair Value per Share
Balance at December 31, 2018	546,500	$8.53
Granted	607,150	7.14
Released	(266,500)	8.84
Forfeited	(48,075)	7.34
Balance at December 31, 2019	839,075	$7.49
Granted	731,225	14.40
Released	(435,450)	7.72
Forfeited	(18,208)	10.37
Balance at December 31, 2020	1,116,642	$11.88

RSUs generally vest annually over two to three years. For 2020, the fair value of RSUs vested, calculated based on the units vested multiplied by the closing price of our common stock on the date of vesting, was $6.1 million.

Employee Stock Purchase Plan

Under our 2015 Employee Stock Purchase Plan (the “ESPP”), employees may purchase common stock up to a specified maximum amount at a price equal to 85% of the fair market value at certain plan-defined dates. In May 2020, the Company’s stockholders approved an amendment to the ESPP to increase the number of common stock shares reserved for issuance under the ESPP by 0.5 million shares.

We issued 11,565 shares at an average price of $14.64 per share during 2020, 172,113 shares at an average price of $6.43 per share in 2019, and 144,822 shares at an average price of $6.40 per share in 2018 pursuant to the ESPP. At December 31, 2020, we have 446,820 shares of common stock reserved for issuance under the ESPP.

Stock-Based Compensation Expense

We use the Black-Scholes option pricing model to determine the fair value of stock option grants to employees and directors and employee stock purchase plan shares. The fair value of share-based payments was estimated on the date of grant based on the following assumptions:

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Options	ESPP	Options	ESPP	Options	ESPP
Risk-free interest rate	0.42% to 1.8%	0.11% to 1.8%	1.6% to 3.0%	1.8% to 2.4%	2.3% to 3.0%	1.5% to 2.5%
Volatility	74% to 75%	74% to 75%	73% to 76%	73% to 76%	73% to 74%	73% to 74%
Expected term in years	6.5 to 6.6	0.5	6.5	0.6	6.5	0.5
Expected dividend yield	0%	0%	0%	0%	0%	0%

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

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense for 2020 and 2019 was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development	$6,949	$4,260	$5,101
General and administrative	10,671	6,499	4,660
	$17,620	$10,759	$9,761

Stock-based compensation expense for share-based awards to non-employees was $0.2 million in 2020, $0.2 million in 2019 and $0.1 million in 2018.

As of December 31, 2020, we expect to recognize $22.2 million of unrecognized compensation cost related to unvested stock options over a weighted-average period of 2.5 years and $7.9 million of unrecognized compensation cost related to unvested restricted stock over a weighted-average period of 1.7 years.

Warrants

Pursuant to the Term Loan agreement described in Note 6 - Debt, we issued a warrant with an exercise price of $9.76 per share to purchase 23,065 shares of our common stock in 2019. The warrant was fully exercisable and expires in May 2029. As of December 31, 2019, warrants to purchase 165,424 shares of our common stock with a weighted average exercise price of $7.25 per share were outstanding. All outstanding warrants are fully exercisable and expire ten years after issuance.

During the first quarter of 2020, in connection with the Term Loan Agreement further described in Note 6 - Debt, we issued a warrant with an exercise price of $10.42 per share to purchase 21,595 shares of our common stock. The warrant was issued in connection with achieving the interest-only extension milestone 1 in the Term Loan Agreement. The warrant was fully exercisable and expires in January 2030. The $0.2 million fair value of the warrant related to the Term Loan was recorded as interest expense in the period.

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

As of December 31, 2020, we had outstanding warrants issued pursuant to the Original Loan Agreement and Term Loan Agreement with a weighted average exercise price of $9.12 per share to purchase 47,722 shares of our common stock.

Committed Equity Offering

In 2019, we terminated our original Controlled Equity OfferingSM Sales Agreement (the “ATM Facility”) with Cantor Fitzgerald & Co. (“Cantor”) for the sale, in our sole discretion, of shares of our common stock, having an aggregate offering price of up to $75.0 million through Cantor and we entered into a new sales agreement (the “New ATM Facility”) with Cantor, which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $85.0 million through Cantor, as our sales agent. The issuance and sale of these shares by us pursuant to the New ATM Facility are deemed “at the market” offerings and are registered under the Securities Act of 1933, as amended. We pay a commission of up to 3.0% of gross sales proceeds of any common stock sold under the New ATM Facility. As of 2019, we issued 3,984,849 shares of common stock for net proceeds of $36.2 million under the New ATM Facility.

Claims Settlement

In the first quarter of 2020, we received $2.2 million from a claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. This settlement was recognized in equity as additional paid-in capital.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Commitments and Contingencies

Leases

Our lease for 280 and 256 East Grand Avenue, South San Francisco, California for our existing facilities expires in 2021 and includes rental payments on a graduated scale and payment of certain operating expenses. As of December 31, 2020, the remaining lease term is 0.5 years and the discount rate used to determine the related operating lease liability was 9.0%.

In July 2019, we amended the lease agreement in connection with our leasing of additional premises at 250 East Grand Avenue, South San Francisco, California (the “Expansion Lease”) for 9,530 square feet of office space. The Expansion Lease has an initial term of 39 months, and commenced in January 2020. As of December 31, 2020, the remaining lease term of the Expansion Lease is 2.3 years and the discount rate used to determine the related operating lease liability was 11.5%.

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility located in South San Francisco, California (the “Oyster Point Lease”). The Oyster Point Lease has an initial term of twelve years, and is expected to commence in September 2021 and we have two consecutive five-year options to extend the lease. Subject to rent abatement for the first two months of the Oyster Point Lease, we will be required to pay $5.45 per square foot for 159,891 square feet for the first twelve months of the lease term, which will increase at a rate of 3.5% per year. After the first twelve months of the Oyster Point Lease, rent will be payable on the entire leased square footage. We paid fifty percent of the security deposit amount on December 31, 2019 and the remaining fifty percent was paid in December 2020. The landlord will provide a tenant improvement allowance of $35.3 million for costs relating to the initial design and construction of the improvements. We will pay certain operating costs of the facility and have certain rights to sublease under the related lease agreement. The total commitment of undiscounted lease payments for the Oyster Point Lease was $217.7 million at December 31, 2020.

While we had $9.1 million in construction in progress related to the Oyster Point Lease as of December 31, 2020, the Company has not recognized a right-of-use asset or aggregate lease liability as of December 31, 2020 for the Oyster Point Lease as the underlying assets were unavailable to use by the Company at any time in the period ended December 31, 2020.

The undiscounted future non-cancellable lease payments under the lease agreements as of December 31, 2020 is as follows (in thousands):

Years ending December 31:
2021	$4,616
2022	12,694
2023	16,194
2024	16,648
2025	17,231
Thereafter	153,689
Total undiscounted future lease payments	221,072
Less: Undiscounted lease payments related to Oyster Point Lease	(217,667)
Less: Present value adjustments	(180)
Total lease liability	$3,225

As of December 31, 2020, future minimum lease payments under noncancelable operating leases were $4.6 million in 2021, $12.7 million in 2022 and $16.2 million in 2023.

Cash paid for amounts included in the measurement of lease liabilities for the years ended December 31, 2020 and 2019 was $6.7 million and $5.0 million, respectively, and was included in net cash provided by operating activities in our consolidated statements of cash flows.

Rent expenses were $5.7 million, $5.1 million and $5.0 million for 2020, 2019 and 2018, respectively.

CYTOKINETICS, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

We did not record an income tax provision in 2020, 2019 and 2018 because we had net taxable losses. Our significant jurisdictions are the United States and California.

The following reconciles the statutory federal income tax rate to our effective tax rate:

	Years Ended December 31,
	2020	2019	2018
Tax at federal statutory tax rate	21%	21%	21%
State tax, net of federal benefits	1%	3%	0%
Change in state effected rates	(2)%	4%	(4)%
Tax credits, net	3%	3%	1%
Change in valuation allowance	(23)%	(30)%	(17)%
Stock-based compensation	1%	(1)%	(1)%
Other	(1)%	0%	0%
Total	0%	(0)%	(0)%

Deferred tax assets, net, reflecting the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, were as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$162,514	$143,228
Tax credits	71,976	67,892
Liability related to sale of future royalties	36,989	35,213
Reserves and accruals	10,876	8,690
Capitalized R&D	2,370	3,949
Long-term lease liability	718	1,674
Depreciation and amortization	746	722
Other	—	58
Total noncurrent deferred tax assets	286,189	261,426
Deferred tax liabilities:
Accounting method change	(927)	(2,047)
Operating lease right-of-use assets	(651)	(1,484)
Convertible notes	(9,832)	(12,011)
Total noncurrent deferred tax liabilities	(11,410)	(15,542)
Less: Valuation allowance	(274,779)	(245,884)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Based upon the weight of available evidence, which includes our historical operating performance, reported cumulative net losses since inception, expected future losses, and difficulty in accurately forecasting our future results and an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2020 and 2019. The valuation allowance increased by $28.9 million in 2020 and increased by $24.8 million in 2019.

At December 31, 2020 federal NOL carryforwards were $662.9 million and apportioned state NOL carryforwards before federal benefits were $317.0 million. If not utilized, federal and state operating loss carryforwards incurred prior to 2018 will begin to expire in various amounts beginning 2022 and 2028, respectively.

At December 31, 2020, tax credits of $68.4 million and $16.6 million for federal and state income tax purposes, respectively consisted of Research and Development Credits and Orphan Drug Credits. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. California based credit carryforwards do not expire.

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

Activity related to our gross unrecognized tax benefits were (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at the beginning of the year	$9,922	$9,475	$9,365
Decrease related to prior year tax positions	(3)	—	—
Increase related to current year tax positions	603	447	110
Balance at the end of the year	$10,522	$9,922	$9,475

We are subject to income tax examination for all fiscal years with unutilized NOLs and tax credit carryforwards. Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019 and 2018 are $9.6 million, $9.1 million and $8.6 million of tax benefits, respectively, that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. We continue to evaluate the impact of the Employee Retention Credit and will consider future guidance from the IRS to determine any potential benefit given our specific facts and circumstances. The tax law changes in the CARES Act did not have a material impact on the Company's income tax provision.

Note 11 — Subsequent Events

In January 2021, we entered into a Second Amendment to the Oyster Point Lease. The Second Amendment increases the tenant improvement allowance by $8.2 million, to cover the construction obligations of the improvements on the Oyster Point Lease. In addition, subject to rent abatement for the two months commencing in October 2021, the base rent for the initial lease term will be increased by $0.1 million per month, commencing in September 2021, to repay the additional tenant improvement allowance to the landlord with interest at a rate of 8%. We will pay certain operating costs of the facility under the amended agreement.

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

As required by Rule 13a‑15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on the above evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control over Financial Reporting

There were no other changes in our internal controls over financial reporting identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytokinetics, Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Cytokinetics, Incorporated’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cytokinetics, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

February 26, 2021

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

b)	Exhibits:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-Q	000-50633	August 4, 2011	3.2

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	8-K	000-50633	June 25, 2013	5.1

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.5	Amended and Restated Bylaws.	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate.	10-Q	000-50633	May 9, 2007	4.1

4.2	Form of Warrant	10-Q	000-50633	August 6, 2012	4.6

4.3	Form of Common Stock Warrant Issued Pursuant to that certain Loan and Security Agreement, dated as of October 19, 2015, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-K	000-50633	March 3, 2016	4.6

4.4	Form of Warrant Issuable to Oxford Finance LLC	10-Q	000-50633	August 9, 2019	4.2

4.5	Form of Warrant Issuable to Silicon Valley Bank	10-Q	000-50633	August 9, 2019	4.3

4.6	Base Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee	8-K	000-50633	November 13, 2019	4.1

4.7	First Supplemental Indenture, dated November 13, 2019, between the Company and U.S. Bank National Association, as Trustee (including the form of 4.00% Convertible Senior Note due 2026)	8-K	000-50633	November 13, 2019	4.2

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith
4.8	Description of Securities	10-K	000-50633	March 4, 2020	4.8

10.1+	Amended and Restated 2004 Equity Incentive Plan	S-8	333-238786	May 29, 2020	99.1

10.2+	Amended and Restated 2015 Employee Stock Purchase Plan	DEF 14A	000-50633	March 26, 2020	Appendix A

10.3	Build-to-Suit Lease, dated May 27, 1997, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.5

10.4	First Amendment to Lease, dated April 13, 1998, by and between Britannia Pointe Grand Limited Partnership and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.6

10.5	Sublease Agreement, dated May 1, 1998, by and between the Company and Metaxen, LLC	S-1	333-112261	January 27, 2004	10.7

10.6	Sublease Agreement, dated March 1, 1999, by and between Metaxen, LLC and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.8

10.7	Assignment and Assumption Agreement and Consent, dated July 11, 1999, by and among Exelixis Pharmaceuticals, Metaxen, LLC, Xenova Group PLC and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.9

10.8	Second Amendment to Lease, dated July 11, 1999, by and between Britannia Pointe Grand Limited Partnership and Exelixis Pharmaceuticals, Inc.	S-1	333-112261	January 27, 2004	10.10

10.9	First Amendment to Sublease Agreement, dated July 20, 1999, by and between the Company and Metaxen	S-1	333-112261	January 27, 2004	10.11

10.10	Agreement and Consent, dated July 20, 1999, by and among Exelixis Pharmaceuticals, Inc., the Company and Britannia Pointe Grand Limited Partnership	S-1	333-112261	January 27, 2004	10.12

10.11	Amendment to Agreement and Consent, dated July 31, 2000, by and between the Company, Exelixis, Inc., and Britannia Pointe Grande Limited Partnership	S-1	333-112261	January 27, 2004	10.13

10.12	Assignment and Assumption of Lease, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.14

10.13	Sublease Agreement, dated September 28, 2000, by and between the Company and Exelixis, Inc.	S-1	333-112261	January 27, 2004	10.15

10.14*	Collaboration and Option Agreement, dated as of December 29, 2006, by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2007	10.63

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith
10.15	Form of Indemnification Agreement between the Company and each of its directors and executive officers	10-Q	000-50633	August 5, 2008	10.1

10.17+	Amended and Restated Executive Employment Agreement, dated May 21, 2007, by and between the Company and Robert Blum	10-Q	000-50633	August 5, 2008	10.69

10.18*	Amendment No. 1, dated June 17, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.62

10.19*	Amendment No. 2, dated September 30, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.63

10.20*	Amendment No. 3, dated October 31, 2008, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.65

10.21*	Amendment No. 4, dated February 20, 2009, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 12, 2009	10.67

10.22+	Form of Amendment No. 1 to Amended and Restated Executive Employment Agreements	10-K	000-50633	March 12, 2009	10.68

10.23	Third Amendment to Lease, dated December 10, 2010, by and between the Company and Britannia Pointe Grand Limited Partnership	10-K	000-50633	March 11, 2011	10.65

10.24*	Amendment No. 5, dated November 1, 2010, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 11, 2011	10.66

10.26+	Form of Option Agreement	10-K	000-50633	March 15, 2013	10.46

10.27+	Form of Restricted Stock Unit Award Agreement	10-K	000-50633	March 15, 2013	10.47

10.29*	Amendment No. 6, dated June 11, 2013, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	August 7, 2013	10.46

10.30+	Form of Executive Employment Agreement between the Company and its executive officers	10-K	000-50633	March 7, 2014	10.39

10.33*	Amendment No. 7, dated March 19, 2015, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-Q	000-50633	May 4, 2015	10.41

10.34	Amendment to Collaboration Agreement: Joint Development Committee Membership	10-Q	000-50633	August 7, 2018	10.1

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

10.36	Fourth Amendment to Build to Suit Lease, dated March 1, 2016, by and between the Company and Britannia Pointe Grand Limited Partnership	10-Q	000-50633	May 5, 2016	10.41

10.37#	Fast Skeletal Regulatory Activator Agreement, dated April 23, 2020, by and between the Company and Astellas Pharma Inc.	10-Q	000-50633	August 7, 2020	10.3

10.38#	License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020, by and between the Company and Astellas Pharma Inc.	10-Q	000-50633	August 7, 2020	10.4

10.43	Second Amendment to Loan and Security Agreement by and among the Company, Oxford Finance LLC and Silicon Valley Bank, dated as of October 27, 2017	10-K	000-50633	March 5, 2018	10.45

10.44	Fifth Amendment to Lease, dated December 18, 2017, by and between the Company and Britannia Pointe Grand Limited Partnership	10-K	000-50633	March 5, 2018	10.47

10.47*	Amendment No. 8, dated November 30, 2016, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 7, 2019	10.49

10.48	Amendment No. 9, dated February 6, 2019, to the Collaboration and Option Agreement by and between the Company and Amgen Inc.	10-K	000-50633	March 7, 2019	10.50

10.49	Loan and Security Agreement, dated as of May 17, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	August 9, 2019	10.1

10.50	Seventh Amendment to Lease, dated July 11, 2019, by and between the Company and Britannia Pointe Grand Limited Partnership	10-Q	000-50633	November 1, 2019	10.51

10.51	Lease, dated July 24, 2019, by and between the Company and KR Oyster Point 1, LLC	10-Q	000-50633	November 1, 2019	10.52

10.52#	First Amendment to Loan and Security Agreement, dated as of November 6, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	8-K	000-50633	November 13, 2019	10.1

10.53#	Second Amendment to Loan and Security Agreement, dated as of November 7, 2019, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	8-K	000-50633	November 13, 2019	10.2

		Incorporated by Reference
Exhibit					Exh.	Filed
No.	Exhibits	Form	File No.	Filing Date	No.	Herewith

10.54†	Third Amendment to Loan and Security Agreement, dated July 16, 2020, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	November 6, 2020	10.5

10.55#†	License and Collaboration Agreement, dated July 14, 2020, by and between the Company and Ji Xing Pharmaceuticals Limited	10-Q	000-50633	November 6, 2020	10.1

10.56#†	Funding Agreement, dated July 14, 2020, by and between the Company and RTW Royalty Holdings Designated Activity Company (f/k/a/ Dolya Holdco 19 Designated Activity Company)	10-Q	000-50633	November 6, 2020	10.2

10.57#†	Royalty Purchase Agreement, dated July 14, 2020, by and between the Company and RTW Royalty Holdings Designated Activity Company (f/k/a/ Dolya Holdco 19 Designated Activity Company)	10-Q	000-50633	November 6, 2020	10.3

10.58#	Form of Common Stock Purchase Agreement, dated July 14, 2020	10-Q	000-50633	November 6, 2020	10.4

10.59	First Amendment to Lease, dated May 12, 2020, by and between the Company and KR Oyster Point 1, LLC					X

10.60	Second Amendment to Lease, dated January 26, 2021, by and between the Company and KR Oyster Point 1, LLC					X

10.61#

Letter Agreement, dated December 23, 2020, by and between Company and Astellas amending the License and Collaboration Agreement for Other Skeletal Sarcomere Activators, dated April 23, 2020, by and between the Company and Astellas Pharma Inc.

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

X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)					X

*	Portions of this Exhibit are subject to a confidential treatment order.
#	Portions of this Exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request
+	Management contract or compensatory plan.
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

Dated: February 26, 2021

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

Signature	Title	Date

/s/ ROBERT I. BLUM Robert I. Blum	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021

/s/ CHING W. JAW Ching W. Jaw	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2021

/s/ ROBERT C. WONG Robert C. Wong	Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021

/s/ L. PATRICK GAGE, PHD. L. Patrick Gage, Ph.D.	Chairman of the Board of Directors	February 26, 2021

/s/ ROBERT M. CALIFF, M.D. Robert M. Califf, M.D.	Director	February 26, 2021

/s/ SANTO J. COSTA Santo J. Costa	Director	February 26, 2021

/s/ JOHN T. HENDERSON, M.B. CH.B. John T. Henderson, M.B. Ch.B.	Director	February 26, 2021

/s/ EDWARD M. KAYE, M.D. Edward M. Kaye, M.D.	Director	February 26, 2021

/s/ B. LYNNE PARSHALL, ESq. B. Lynne Parshall, Esq.	Director	February 26, 2021

/s/ SANDFORD D. SMITH Sandford D. Smith	Director	February 26, 2021

/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director	February 26, 2021

/s/ NANCY J. WYSENSKI	Director	February 26, 2021
Nancy J. Wysenski

/s/ MUNA BHANJI	Director	February 26, 2021
Muna Bhanji