Form 10-Q/A
period 2020-09-30
CYTOKINETICS INC
filed 2021-03-11
CIK 1061983

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

Number of shares of common stock, $0.001 par value, outstanding as of November 2, 2020: 70,779,023

EXPLANATORY NOTE

On November 6, 2020, Cytokinetics, Incorporated (the “Company”) filed the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (the “Form 10-Q”) with the Securities and Exchange Commission (the “Commission”). This Amendment No. 1 to Form 10-Q (this “Amendment”) is an exhibit-only filing in response to comments received from the Commission in connection with the Company’s omission of portions of Exhibit 10.1 pursuant to Item 601(b)(10)(iv) of Regulation S-K, as originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.1 based on comments from the Commission.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has set forth the complete text of Item 6, as amended. This Amendment speaks as of the filing date of the Form 10-Q, does not update information in the Form 10-Q to reflect events that have occurred subsequent to the filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q. Except as described above, no other amendments are being made to the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the Company’s subsequent filings made with the Securities and Exchange Commission since November 6, 2020. The filing of this Amendment shall not be deemed an admission that the Form 10-Q, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 6.	EXHIBITS

A list of exhibits filed with this Quarterly Report on Form 10-Q or incorporated herein by reference is found in the Index to Exhibits immediately following the signature page of this report and is incorporated into this Item 6 by reference.

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

10.1#	License and Collaboration Agreement, dated July 14, 2020, by and between the Company and Ji Xing Pharmaceuticals Limited					X

10.2*+	Funding Agreement, dated July 14, 2020, by and between the Company and Dolya Holdco 19 Designated Activity Company	10-Q	000-50633	November 6, 2020	10.2

10.3*+	Royalty Purchase Agreement, dated July 14, 2020, by and between the Company and Dolya Holdco 19 Designated Activity Company	10-Q	000-50633	November 6, 2020	10.3

10.4*	Form of Common Stock Purchase Agreement, dated July 14, 2020	10-Q	000-50633	November 6, 2020	10.4

10.5+	Third Amendment to Loan and Security Agreement, dated July 16, 2020, by and among the Company, Oxford Finance LLC and Silicon Valley Bank	10-Q	000-50633	November 6, 2020	10.5

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1	Certifications of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	10-Q	000-50633	November 6, 2020	32.1

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	10-Q	000-50633	November 6, 2020	101.INS

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-Q	000-50633	November 6, 2020	101.SCH

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	000-50633	November 6, 2020	101.CAL

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-Q	000-50633	November 6, 2020	101.DEF

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-Q	000-50633	November 6, 2020	101.LAB

		Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	000-50633	November 6, 2020	101.PRE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	10-Q	000-50633	November 6, 2020	104

(1)

This certification accompanies the original Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

*	Portions of the publicly filed document have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.
#

The Registrant has requested confidential treatment for portions of this exhibit. Omissions are designated with brackets containing asterisks. As part of our confidential treatment request, a complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2021	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching W. Jaw
Ching W. Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert C. Wong
Robert C. Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)

5