Form 10-Q
period 2021-03-31
CYTOKINETICS INC
filed 2021-05-07
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of May 4, 2021: 71,738,143

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three MONTHS ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$44,594	$82,985
Short-term investments	380,983	381,075
Accounts receivable	4,514	4,420
Prepaid expenses and other current assets	3,026	5,741
Total current assets	433,117	474,221
Long-term investments	34,664	36,954
Property and equipment, net	23,198	13,346
Operating lease right-of-use assets	79,687	2,924
Other assets	6,396	6,358
Total assets	$577,062	$533,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,766	$8,050
Accrued liabilities	14,806	19,315
Current portion of long-term debt	5,625	—
Short-term lease liabilities	5,295	2,785
Other current liabilities	2,438	1,049
Total current liabilities	35,930	31,199
Term loan, net	40,874	46,209
Convertible notes, net	90,889	89,504
Liability related to the sale of future royalties, net	168,890	166,068
Long-term deferred revenue	87,000	87,000
Long-term lease liabilities	85,633	440
Total liabilities	509,216	420,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	71	70
Additional paid-in capital	1,107,135	1,105,470
Accumulated other comprehensive income	50	149
Accumulated deficit	(1,039,410)	(992,306)
Total stockholders’ equity	67,846	113,383
Total liabilities and stockholders’ equity	$577,062	$533,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues:
Research and development revenues	$6,548	$3,825
Total revenues	6,548	3,825
Operating expenses:
Research and development	31,561	21,738
General and administrative	15,598	12,449
Total operating expenses	47,159	34,187
Operating income (loss)	(40,611)	(30,362)
Interest expense	(3,988)	(4,077)
Non-cash interest expense on liability related to the sale of future royalties	(2,795)	(5,689)
Interest and other income, net	290	723
Net loss	$(47,104)	$(39,405)
Net loss per share — basic and diluted	$(0.66)	$(0.66)
Weighted-average number of shares used in computing net loss per share — basic and diluted	71,195	59,270
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net	(99)	934
Comprehensive loss	$(47,203)	$(38,471)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity (Deficit)

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	71,015,183	$70	$1,105,470	$149	$(992,306)	$113,383
Exercise of stock options	187,807	1	1,271	—	—	1,272
Vesting of restricted stock units, net of taxes withheld	360,050	—	(4,449)	—	—	(4,449)
Net share settlement	—	—	(418)	—	—	(418)
Stock-based compensation	—	—	5,261	—	—	5,261
Other comprehensive income	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(47,104)	(47,104)
Balance, March 31, 2021	71,563,040	$71	$1,107,135	$50	$(1,039,410)	$67,846

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2019	59,172,124	$59	$853,341	$679	$(865,016)	$(10,937)
Exercise of stock options	12,165	—	93	—	—	93
Vesting of restricted stock units, net of taxes withheld	274,563	—	(2,255)	—	—	(2,255)
Claims settlement under Section 16(b)	—	—	2,151	—	—	2,151
Issuance of warrants	—	—	184	—	—	184
Stock-based compensation	—	—	3,524	—	—	3,524
Other comprehensive income	—	—	—	934	—	934
Net loss	—	—	—	—	(39,405)	(39,405)
Balance, March 31, 2020	59,458,852	$59	$857,038	$1,613	$(904,421)	$(45,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(47,104)	$(39,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	2,822	5,706
Non-cash stock-based compensation expense	5,261	3,524
Depreciation and amortization of property and equipment	537	408
Interest receivable and amortization on investments	933	293
Non-cash interest expense related to debt	1,676	1,724
Changes in operating assets and liabilities:
Accounts receivable	(94)	2,459
Prepaid and other assets	2,677	949
Operating lease right-of-use assets	1,124	1,016
Accounts payable	(4,047)	(4,633)
Accrued and other liabilities	(3,120)	(1,064)
Operating lease liabilities	9,816	(1,112)
Net cash used in operating activities	(29,519)	(30,135)
Cash flows from investing activities:
Purchases of investments	(66,200)	(10,592)
Maturities of investments	64,250	55,122
Sales of investments	3,300	—
Purchases of property and equipment	(6,626)	(1,041)
Net cash (used in) provided by investing activities	(5,276)	43,489
Cash flows from financing activities:
Proceeds from stock-based award activities, net	(3,596)	(2,162)
Claims settlement under Section 16(b)	—	2,151
Net cash used in financing activities	(3,596)	(11)
Net (decrease) increase in cash and cash equivalents	(38,391)	13,343
Cash and cash equivalents, beginning of period	82,985	36,433
Cash and cash equivalents, end of period	$44,594	$49,776

Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$77,887	$1,106
Amounts unpaid for purchases of property and equipment	3,763	—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $1,039.4 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly-owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

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

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	March 31, 2021	March 31, 2020
Options to purchase common stock	9,508	9,092
Warrants to purchase common stock	48	187
Restricted stock and performance units	1,154	1,134
Shares issuable related to the ESPP	45	60
Shares issuable upon conversion of convertible notes	16,675	16,675
Total shares	27,430	27,148

Note 3 — Research and Development Arrangements

Amgen Inc. (“Amgen”)

We and Amgen continue activities related to novel small molecule therapeutics, including omecamtiv mecarbil, that activate cardiac muscle contractility for potential applications in the treatment of heart failure under that certain Collaboration and Option Agreement, dated December 29, 2006, as amended (the “Amgen Agreement”).

On November 23, 2020, we announced that Amgen has elected to terminate the Amgen Agreement and thereby end its collaboration with Cytokinetics, effective May 20, 2021, and Amgen intends to transition development and commercialization rights for omecamtiv mecarbil and CK-136 (formerly known as AMG 594) to Cytokinetics.

On December 23, 2020, we announced that Amgen notified us that Servier elected to terminate the sublicense agreement between Amgen and Les Laboratoires Servier and Institut de Recherches Internationales Servier (“Servier”) for the development and commercialization of omecamtiv mecarbil in Europe and the Commonwealth of Independent States, including Russia (the “Servier Agreement”). The termination was effective as of March 18, 2021, at which time all development, commercialization and other rights with respect to omecamtiv mecarbil previously granted by Amgen to Servier reverted to Amgen.

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

We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement, which will terminate effective as of May 20, 2021. Research and development revenue from Amgen of $4.8 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively, and consists of reimbursement of costs we incurred related to METEORIC-HF.

We had net accounts receivable of $4.2 million from Amgen as of March 31, 2021 and $1.7 million as of December 31, 2020.

Astellas Pharma Inc. (“Astellas”)

Our strategic alliance with Astellas to advance novel therapies for diseases and medical conditions associated with skeletal muscle impairment and weakness commenced in 2013 under the License and Collaboration Agreement, dated June 21, 2013 between the parties (the “Astellas Agreement”).

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

On April 27, 2021, we received written notice of termination from Astellas of the Astellas OSSA Agreement, which is effective as of November 1, 2021.

We continue to recognize research revenue for reimbursements from Astellas of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs through March 31, 2021.

Research and development revenue from Astellas was $1.7 million and $1.5 million for the three months ended March 31, 2021 and 2020 respectively.

We had accounts receivable from Astellas of $0.3 million as of March 31, 2021 and $2.7 million as of December 31, 2020.

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

License revenues and milestone revenues for 2020 were $36.5 million and $2.5 million, respectively. No license revenues or milestone revenues were recognized for the three months ended March 31, 2021.

We assessed this arrangement in accordance with ASC 606 and concluded that there is one performance obligation relating to the license of functional intellectual property. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $36.5 million for 2020. No license revenue was recognized for the three months ended March 31, 2021. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and exclude the milestone payments from the initial transaction price.

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

We earned a $2.5 million milestone from Ji Xing as of December 31, 2020 for the first patient dosed in Cohort 2 of REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM). We determined recognition of the milestone during 2020 based on clinical trial progress. Our determination that we expected to earn the $2.5 million milestone resulted in a change in the overall transaction price of the collaboration agreement, as it was probable that a significant reversal of cumulative revenue would not occur. A corresponding contract asset was recorded in other current assets in our condensed consolidated balance sheet as of December 31, 2020 and was released in the first quarter of 2021 upon receipt of cash.

Royalty Purchase Agreement

We entered into a Royalty Purchase Agreement (the “RTW Royalty Purchase Agreement”) with RTW Royalty Holdings, pursuant to which we sold our right to receive certain payments on the net sales of products containing the compound mavacamten, a cardiac myosin inhibitor (the “Mavacamten Royalty”), under the Research Collaboration Agreement, dated August 24, 2012, between us and MyoKardia, Inc. to RTW Royalty Holdings for a one-time payment of $85.0 million. The RTW Royalty Purchase Agreement transaction closed on November 13, 2020. On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the RTW Royalty Purchase Agreement to its affiliate, RTW Investments ICAV for RTW Fund 1 (“RTW ICAV”).

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

Common Stock Purchase Agreement

On July 14, 2020, we entered into Common Stock Purchase Agreements (each, a “CSPA”) with each of RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd. and RTW Venture Fund Limited (collectively, the “RTW Investors”). The CSPAs provided for the sale and issuance of an aggregate of 2.0 million shares of common stock of Cytokinetics (the “Shares”) at a price per share of $25.00 and an aggregate purchase price of $50.0 million. The closing occurred on July 14, 2020. The RTW Investors have agreed to certain trading and other restrictions with respect to the Shares, including a restriction on sales or other transfers of the Shares, subject to certain exceptions, for a period of two years from the closing date, which period will be extended if certain conditions are met. The restrictions resulted in a premium paid by RTW investors of $13.5 million which represents the excess amount paid over the fair value of the Shares. The premium was determined by analyzing the holding period discount applied to the 30-day average stock price as of July 14, 2020, which is a Level 2 fair value input.  The cash received less the calculated premium is the $36.5 million fair value of the common stock recorded.

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

On March 31, 2021, RTW Royalty Holdings assigned its rights and obligations under the Funding Agreement to its affiliate, RTW ICAV.

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

Fair value of financial assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		March 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$33,539	$—	$—	$33,539
U.S. Treasury securities	Level 1	240,767	80	—	240,847
Agency bonds	Level 2	48,489	18	—	48,507
Commercial paper	Level 2	50,528	4	—	50,532
Corporate obligations	Level 2	79,813	2	(55)	79,760
		$453,136	$104	$(55)	$453,185

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$80,050	$—	$—	$80,050
U.S. Treasury securities	Level 1	274,407	147	(8)	274,546
Agency bonds	Level 2	51,581	15	(3)	51,593
Commercial paper	Level 2	49,500	3	(1)	49,502
Corporate obligations	Level 2	42,392	7	(11)	42,388
		$497,930	$172	$(23)	$498,079

The available-for-sale securities in our condensed consolidated balance sheet are as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash equivalents	$37,538	$80,050
Short-term investments	380,983	381,075
Long-term investments	34,664	36,954
	$453,185	$498,079

Interest income, net was $0.3 million and $0.7 million for three months ended March 31, 2021 and 2020, respectively.

No credit losses on debt securities were recorded during the three months ended March 31, 2021 or 2020. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of March 31, 2021, the fair value of our term loan approximated its carrying value of $46.5 million based upon a market observable interest rate, which is a Level 2 input (see Note 6 – “Debt”).

As of March 31, 2021, the estimated fair value of our convertible notes was $338.8 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes (see Note 6 – “Debt”).

As of March 31, 2021, the fair value of the liability related to the sale of future royalties to RPI Finance Trust (“RPI”) is consistent with its carrying value of $168.9 million, and is based on our current estimates of future royalties expected to be paid to RPI under the Royalty Purchase Agreement dated February 1, 2017 between us and RPI (the “RPI Royalty Purchase Agreement”), over the life of the arrangement, which are considered Level 3 inputs (See Note 7 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	March 31, 2021	December 31, 2020
Accrued liabilities:
Clinical and preclinical costs	$5,576	$6,124
Compensation related	6,987	11,787
Other accrued expenses	2,243	1,404
Total accrued liabilities	$14,806	$19,315

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

Interest expense for the Term Loan was $1.2 million for the three months ended March 31, 2021 and 2020. As of March 31, 2021, the interest rate applicable to borrowings under the Term Loan was 8.05%.

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property. If the Term Loan becomes subject to mandatory prepayment under these provisions, we are subject to certain prepayment premiums of 3.00% in the first year, 2.00% in the second year and 1.00% in the third year and thereafter. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the Term Loan and accounted for separately from the host contract. As of March 31, 2021, the fair value of this embedded derivative was immaterial.

Future minimum payments under the Term Loan Agreement are (in thousands):

Years ending December 31:
2021 remainder	$2,767
2022	25,330
2023	28,080
Future minimum payments	56,177
Less: Interest and final payment	(11,177)
Term Loan, gross	$45,000

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

Debt issuance costs for the issuance of the 2026 Notes were approximately $5.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2026 Notes. Transaction costs attributable to the liability component were approximately $3.1 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the 2026 Notes. The transaction costs attributable to the equity component were approximately $1.9 million and were netted with the equity component in stockholders’ equity. As of March 31, 2021, the unamortized debt issuance cost for the 2026 Notes was $2.7 million.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

Three Months Ended March 31, 2021
Contractual interest expense	$1,380
Amortization of debt discount	1,371
Amortization of debt issuance costs	14
Total interest costs recognized	$2,765

The effective interest rate on the liability component of the 2026 Notes was 12.5% for the year ended March 31, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $44.4 million as of March 31, 2021 and will be amortized over approximately 5.7 years. If the 2026 Notes were to be converted on March 31, 2021, the holders of the 2026 Notes would receive common shares with an aggregate value of $387.9 million based on the Company’s closing stock price of $23.26 as of March 31, 2021. The if-converted value of the 2026 Notes exceeded its principal amount by $249.9 million as of March 31, 2021.

Future minimum payments under the 2026 Notes are (in thousands):

Years ending December 31:
2021 remainder	$5,520
2022	5,520
2023	5,520
2024	5,520
2025	5,520
Thereafter	143,520
Future minimum payments	171,120
Less: Interest	(33,120)
The 2026 Notes, principal amount	138,000
Less: Debt discount and debt issuance costs on the 2026 Notes	(47,111)
Net carrying amount of the 2026 Notes	$90,889

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

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of March 31, 2021, the Company had not purchased any shares under the convertible note capped call transactions.

Note 7 — Liability Related to Sale of Future Royalties

In February 2017, we entered into the RPI Royalty Purchase Agreement under which we sold a portion of our right to receive royalties on potential net sales of omecamtiv mecarbil (and potentially other compounds with the same mechanism of action) under the Amgen Agreement to RPI for a payment of $90.0 million, which is non-refundable even if omecamtiv mecarbil is never commercialized. Concurrently, we entered into a common stock purchase agreement with RPI through which RPI purchased 875,656 shares of the Company’s common stock for $10.0 million. We allocated the consideration and issuance costs on a relative fair value basis to the liability related to the sale of future royalties (the “RPI Liability”) and the common stock, which resulted in the RPI Liability being initially recognized at $92.3 million.

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

The carrying amount of the RPI Liability is based on our estimate of the future royalties to be paid to RPI over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RPI Liability was approximately 7% as of March 31, 2021 and 15% as of December 31, 2020.

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

There are a number of factors that could materially affect the amount and timing of royalty payments, most of which are not within our control. The RPI Liability is recognized using significant unobservable inputs. These inputs are derived using internal management estimates developed based on third party data, including data historically provided by Amgen, and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs include the estimated patient population, estimated selling price, estimated peak sales and sales ramp, the expected term of the royalty stream, timing of the expected launch and its impact on the royalty rate as well as the overall probability of success. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the RPI Liability.

We have updated our analyses this quarter to reflect our current assumptions resulting from ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization plans in other key markets outside of the U.S.  Our estimates regarding the amount of future royalty payments have decreased and the time periods within which we anticipate that such payments will be due has changed. Each of these adjustments is accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 15% and $5.7 million for the three months ended December 31, 2020 to 7% and $2.8 million for the three months ended March 31, 2021, respectively. During the three months ended March 31, 2021, the change in estimate had no impact on revenue and reduced the net loss by $2.9 million. The change in accounting estimate reduced the net loss per share by $0.04 during the three months ended March 31, 2021. Our estimates may change in the future as we refine and reassess our assumptions.

Changes to the RPI Liability related to the sale of future royalties are as follows (in thousands):

	2021	2020
Beginning balance, January 1	$166,068	$143,276
Interest accretion	2,795	5,689
Amortization of issuance costs	27	18
Ending balance, March 31	$168,890	$148,983

We recognized $2.8 million and $5.7 million in non-cash interest expense for the three months ended March 31, 2021 and 2020, respectively, related to the RPI Agreement.

Note 8 — Stockholders’ Equity

Warrants

During the first quarter of 2020, in connection with the Term Loan Agreement further described in Note 6 - Debt, we issued a warrant with an exercise price of $10.42 per share to purchase 21,595 shares of our common stock. The warrant was issued in connection with achieving the interest-only extension milestone 1 in the Term Loan Agreement. The warrant was fully exercisable and expires in January 2030. The $0.2 million fair value of the warrant related to the Term Loan was recorded as interest expense during the first quarter of 2020.

Claims settlement

In the first quarter of 2020, we received $2.2 million from a claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. This settlement was recognized in equity as additional paid-in capital.

Note 9 — Commitments and Contingencies

Leases

Our lease for 280 and 256 East Grand Avenue, South San Francisco, California for our existing facilities expires in 2021 and includes rental payments on a graduated scale and payment of certain operating expenses. As of March 31, 2021, the remaining lease term is 0.3 years and the discount rate used to determine the operating lease liability was 9.0%.

In July 2019, we amended the lease agreement in connection with our leasing of additional premises at 250 East Grand Avenue, South San Francisco, California (the “Expansion Lease”) for 9,530 square feet of office space. The Expansion Lease has an initial term of 39 months and commenced in January 2020. As of March 31, 2021, the remaining lease term of the Expansion Lease is 2.0 years and the discount rate used to determine the operating lease liability was 11.5%.

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility located in South San Francisco, California and in May 2020 and January 2021, we entered into first and second amendments to the lease (collectively the “Oyster Point Lease”). The Oyster Point Lease commenced on March 31, 2021 and upon commencement, we recognized a right-of-use asset of $77.9 million, a short-term lease liability of $3.7 million and a long-term lease liability of $85.3 million. The long-term lease liability includes $11.1 million of tenant improvement reimbursements as of March 31, 2021. The Oyster Point Lease expires on September 30, 2033 and we have two consecutive five-year options to extend the lease. The options to extend the lease term were not included as part of the right-of-use asset or lease liability as the exercise of the options were not reasonably assured at the inception of the lease. We will be required to start making rent payments in October 2021. As of March 31, 2021, the remaining lease term of the Oyster Point Lease is 12.5 years and the discount rate used to determine the related lease liability was 9.8%. We paid a total security deposit of $5.1 million in December 2019 and December 2020. The landlord will provide a tenant improvement allowance of $43.6 million in aggregate for costs relating to the initial design and construction of the improvements. As of March 31, 2021, we had $18.7 million in construction in progress related to the Oyster Point Lease and the total commitment of undiscounted lease payments for the Oyster Point Lease was $230.5 million.

The undiscounted future non-cancellable lease payments under all of our lease agreements as of March 31, 2021 is as follows (in thousands):

Years ending December 31:
2021 remainder	$2,677
2022	13,308
2023	17,216
2024	17,668
2025	18,249
Thereafter	163,434
Total undiscounted future lease payments	232,552
Less: Present value adjustments	(141,624)
Total lease liability	$90,928

As of March 31, 2021, the weighted average remaining lease term is 12.40 years and the weighted average discount rate used to determine the operating lease liability is 9.8%.

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2021 and 2020 was $1.1 million and $2.0 million, respectively, and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

Rent expense was $1.5 million and $1.4 million for the three months ended March 31, 2021 and 2020 respectively.

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

•	our and our partners’ plans or ability to conduct the continued research and development of our drug candidates and other compounds;
•	the timing and likelihood of regulatory approval for omecamtiv mecarbil or any of our other drug candidates;
•	our expected roles in research, development or commercialization under our strategic alliances with our partners and collaborators;
•	the properties and potential benefits of, and the potential market opportunities for, our drug candidates and other compounds, including the potential indications for which they may be developed;
•	the sufficiency of the clinical trials conducted with our drug candidates to demonstrate that they are safe and efficacious;
•	our receipt of milestone payments, royalties, reimbursements and other funds from current or future partners under strategic alliances;
•	our ability to continue to identify additional potential drug candidates that may be suitable for clinical development;
•	market acceptance of our drugs;
•	changes in third party healthcare coverage and reimbursement policies;
•	our plans or ability to commercialize drugs, with or without a partner, including our intention to develop sales and marketing capabilities;
•	the focus, scope and size of our research and development activities and programs;
•	the utility of our focus on the biology of muscle function, and our ability to leverage our experience in muscle contractility to other muscle functions;
•	our ability to protect our intellectual property and to avoid infringing the intellectual property rights of others;
•	future payments and other obligations under loan, lease agreements, and revenue interest agreement and the convertible notes;
•	potential competitors and competitive products;
•	retaining key personnel and recruiting additional key personnel; the potential impact of recent accounting pronouncements on our financial position or results of operations; and

•	the continuing impact of the COVID-19 pandemic on our research and development activities and business operations.

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

Ji Xing’s decisions with respect to the timing, design and conduct of development and commercialization activities for CK-274 in the People’s Republic of China (including the Hong Kong SAR and Macau SAR) (together “China”) and Taiwan;

•	our ability to complete the transition of the programs related to omecamtiv mecarbil and CK-136 (formerly known as AMG 594) from Amgen Inc. (“Amgen”) to us effectively or efficiently by May 20, 2021;
•

our ability to receive funds under the Funding Agreement, dated July 14, 2020 (the “Funding Agreement”) between us and RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”) or its assignee, RTW Investments ICAV for RTW Fund 1 (“RTW ICAV”), which is subject to certain conditions;

•	our ability to enroll patients in our clinical trials by any particular date, including our ability to complete METEORIC-HF enrollment in the first half of 2021;
•	our ability to complete our clinical trials by any particular date, including our ability to complete and publish the results of REDWOOD-HCM by mid-2021;
•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;
•	our ability to obtain additional financing on acceptable terms, if at all;
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

CK-271 is our second novel, oral, small molecule cardiac myosin inhibitor. CK-271 produces reversible dose and plasma concentration-dependent reductions in cardiac contractility without affecting heart rate in preclinical models. CK-271 reduces compensatory cardiac hypertrophy and cardiac fibrosis in preclinical models of HCM and heart failure with preserved ejection fraction.

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

Our research and development expenses for the three months ended March 31, 2021 and 2020 were $31.6 million and $21.7 million, respectively.

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

On December 23, 2020, we announced that Amgen notified us that Servier elected to terminate the sublicense agreement between Amgen and Servier for the development and commercialization of omecamtiv mecarbil in Europe and the Commonwealth of Independent States, including Russia (the “Servier Agreement”). The termination was effective as of March 18, 2021, at which time all development, commercialization and other rights with respect to omecamtiv mecarbil previously granted by Amgen to Servier reverted to Amgen. Given Servier’s notice to Amgen, all worldwide rights related to the development and commercialization of omecamtiv mecarbil will now return to Cytokinetics commensurate with the effective termination of the Amgen Agreement on May 20, 2021.

As a result of Amgen’s and Servier’s elections to terminate the Amgen Agreement and the Servier Agreement respectively, we will dedicate resources to ensure the transition of the programs related to omecamtiv mecarbil and CK-136 (formerly known as AMG 594) to us. In addition, we are engaging with regulatory authorities in 2021 regarding the results of GALACTIC-HF with the objective to assess potential regulatory paths for new drug application (“NDA”) submission for omecamtiv mecarbil and continuing our commercial planning activities. Finally, we plan to evaluate a wide range of corporate development strategies for potential co-development, co-commercialization and licensing deals in relation to omecamtiv mecarbil and our other drug candidates in order to mitigate the cost effects of the termination of the Amgen Agreement and Servier Agreement and enhance our commercial capabilities.

In 2017, we entered into a Royalty Purchase Agreement (the “RPI Royalty Purchase Agreement”) with RPI Finance Trust (“RPI”). Under the RPI Royalty Purchase Agreement, Cytokinetics sold a portion of its right to receive royalties from Amgen on future net sales of omecamtiv mecarbil and other compounds with the same mechanism of action as omecamtiv mecarbil that are subject to the Amgen Agreement (together the “Amgen Alliance Compounds”) to RPI for a one-time payment of $90 million. The RPI Royalty Purchase Agreement provides for the sale of a royalty to RPI of 4.5% on worldwide net sales of omecamtiv mecarbil and other Amgen Alliance Compounds, subject to a potential increase of up to an additional 1% under certain circumstances (delay in US marketing approval). The RPI Royalty Purchase Agreement further provides that in the event Amgen elects to terminate the Amgen Agreement, we are obliged to enter into an agreement with RPI to preserve RPI’s rights under the RPI Royalty Purchase Agreement, which includes the payment by Cytokinetics of 4.5% of its worldwide net sales of omecamtiv mecarbil and other Amgen Alliance Compounds, subject to a potential increase of up to an additional 1% under certain circumstances (delay in US marketing approval).

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

In 2020, we announced the publication of a manuscript relating to the design of GALACTIC-HF in the Journal of American College of Cardiology: Heart Failure (JACC: HF).

In 2020, we announced that patient baseline characteristics and demographics from GALACTIC-HF were published during the Virtual American College of Cardiology 69th Annual Scientific Session together with the World Congress of Cardiology (ACC.20/WCC Virtual).

In 2020, we announced that the FDA granted fast track designation for omecamtiv mecarbil for the potential treatment of chronic heart failure with reduced ejection fraction. Fast track designation may potentially expedite the review of a drug that is intended for the treatment of a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for such a disease or condition.

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

We are continuing to review prespecified analyses and supplemental analyses of results of GALACTIC-HF. In addition, we are engaging regulatory authorities in 2021 with the objective to assess potential regulatory paths and continuing our commercial planning activities. As a consequence of Amgen’s election to terminate the Amgen Agreement, we are engaging with Amgen to transition development and commercialization activities with respect to omecamtiv mecarbil to us by May 20, 2021.

METEORIC-HF: In collaboration with Amgen, we are conducting METEORIC-HF, a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance. Patients are being randomized in a 2:1 fashion to omecamtiv mecarbil, which is started at 25 mg twice daily and titrated to 25, 37.5 or 50 mg twice daily based on the same pharmacokinetics-guided dosing regimen as is used in GALACTIC-HF, or to placebo. METEORIC-HF is planned to enroll approximately 270 symptomatic chronic heart failure patients in nine countries. The primary endpoint of METEORIC-HF is change in peak oxygen uptake on Cardio-Pulmonary Exercise Testing (“CPET”) from baseline to Week 20. Secondary endpoints include change in total workload during CPET from baseline to Week 20, change in ventilatory efficiency during CPET from baseline to Week 20 and change in the average daily activity units measured over 2 weeks from baseline to Week 18-20. After temporarily suspending enrollment in METEORIC-HF due to the COVID-19 pandemic earlier this year, we resumed enrollment in June. We expect to complete enrollment in the second quarter and report results in early 2022. After the effective termination of the Amgen Agreement, we will be solely responsible for the conduct of METEORIC-HF.

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

Following Amgen’s notification of its decision to terminate the Amgen Agreement, we commenced discussions with Microgenics related to the potential assignment of the Assay Agreement from Amgen to us. We are also actively considering alternative means of facilitating the continued development of the OM Assay and related regulatory filings such that the OM Assay may be approved by the FDA and other regulatory authorities.

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

In 2020, we announced that preclinical data were presented at the Keystone Symposium “Charting a New Course for Heart Failure: From Discovery to Data,” demonstrating that CK-136 selectively increases calcium sensitivity of cardiac muscle fibers and increases cardiac contractility.

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

In 2020, we announced that preclinical data were presented at the Biophysical Society 64th Annual Meeting demonstrating that CK-274 has a distinct binding site on cardiac myosin, and selectively reduces cardiac myosin activity in vitro.

In 2020, we presented preclinical data at the American Association of Pharmaceutical Scientists (AAPS) 2020 PharmSci 360 showing that CK-274 demonstrated desirable pharmacokinetics in vivo, supporting the intended pharmacokinetic profile of once daily oral dosing and steady state plasma concentrations reached within two weeks of dosing onset in humans and steady state plasma concentrations achieved within two weeks of initiation of dosing.

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

Based on the interim analysis of data from Cohort 1 of REDWOOD-HCM, the steering committee and the data monitoring committee of REDWOOD-HCM recommended that the trial proceed to Cohort 2. Enrollment in Cohort 2 of REDWOOD-HCM completed in the first quarter of 2021. Full results from REDWOOD-HCM across both Cohort 1 and Cohort 2 are expected in mid-2021.

On January 11, 2021, we announced that the FDA granted orphan drug designation to CK-274 for the treatment of symptomatic HCM.

On January 13, 2021, we announced that the first patient had been dosed in Cohort 2 of REDWOOD-HCM resulting in a $2.5 million milestone payment to us under our agreement with Ji Xing.

On April 12, 2021, we announced that data related to the optimization of CK-274, including the first disclosure of its chemical structure, were presented at the American Chemical Society Spring 2021 Virtual Meeting.

On May 4, 2021, we announced the opening of enrollment in Cohort 3 of REDWOOD-HCM.  Cohort 3 will enroll 8-12 patients whose background therapy includes disopyramide to assess the safety, tolerability and pharmacokinetic effects of CK-274 in patients taking disopyramide.

On May 6, 2021, we announced that the first site had been activated to enroll patients in REDWOOD-HCM OLE, an open-label extension clinical study designed to assess the long-term safety and tolerability of CK-274 in patients with symptomatic obstructive HCM (“oHCM”). Eligible patients have completed participation in REDWOOD-HCM, the Phase 2 clinical trial of CK-274.

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

CK-271

In 2020, we submitted an IND for CK-271, a second cardiac myosin inhibitor, and we were notified by the FDA that the IND was accepted. One of the hallmarks of Cytokinetics’ research and development approach has been to advance multiple compounds to enable potential expansion of a drug development program into different indications and patient populations. On September 23, 2020, we announced that the first participants have been dosed in a Phase 1 placebo-controlled, single ascending dose clinical study of CK-271. The primary objective of this Phase 1 placebo-controlled, single ascending dose clinical study in healthy adults is to assess the safety and tolerability of CK-271. The secondary objective is to evaluate the pharmacokinetic profile of CK-271 following single oral ascending doses. The study design includes three cohorts, with 8 adults per cohort randomized (6:2) in a blinded fashion to CK-271 or placebo. Dose escalation decisions were made after review of the available safety, pharmacokinetic, and echocardiography data. In 2020, we completed our planned Phase 1, single-dose pharmacokinetic evaluation and tolerability assessments of CK-271 in healthy volunteers and determined it to be suitable for further development. We are evaluating its potential for its further development in connection with our plans to conduct a broad development program for our cardiac myosin inhibitor(s) in HCM and potentially other indications.

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

Under the Astellas OSSA Agreement, Astellas extended the joint research program at Cytokinetics focused on the discovery of additional next-generation skeletal muscle activators (other than FSRAs) through December 31, 2020, with a minimum of fifteen (15) research FTE’s being supported by Astellas.  The parties subsequently agreed to extend this joint research program through March 31, 2021, with up to five (5) research FTE’s at Cytokinetics being supported by Astellas.

On April 27, 2021, we received written notice of termination from Astellas of the Astellas OSSA Agreement, which is effective as of November 1, 2021.

Under the terms of the Astellas OSSA Agreement, Astellas received exclusive rights to co-develop and commercialize skeletal sarcomere activators (other than FSRA compounds and products) in all indications, subject to certain development and commercialization rights of Cytokinetics; Cytokinetics had the right to co-promote and conduct certain commercial activities in the U.S., Canada and/or Europe under agreed scenarios. If development candidates were identified and advance in clinical research, the Agreement contained provisions related to shared development roles between Cytokinetics and Astellas, and opportunities for Cytokinetics to co-invest and/or co-promote under certain conditions. In the case of development candidates taken forward solely by Astellas, Cytokinetics would have received development and regulatory milestones of $25 to $35 million per product, up to $250 million for all products, except under certain scenarios, commercial milestones of up to $200 million, and royalties that ranged from a mid-single digit level to low double-digits. In the event of co-investment by Cytokinetics and approvals in certain indications, Cytokinetics would have received royalties ranging from mid-to-high double digits (not to exceed an incremental rate in the mid-twenties).

Pursuant to the terms of the Agreement, upon the effective date of the termination, all licenses and other rights granted to Astellas under the Astellas OSSA Agreement will terminate.

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

ALS: In collaboration with Astellas, we conducted FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). This Phase 2 trial enrolled 458 eligible ALS patients who were randomized (1:1:1:1) to receive either 150 mg, 300 mg or 450 mg of reldesemtiv or placebo dosed orally twice daily for 12 weeks. The primary efficacy endpoint of FORTITUDE-ALS was the change from baseline in the percent predicted slow vital capacity (“SVC”) at 12 weeks. Secondary endpoints included slope of the change from baseline in the mega-score of muscle strength measured by hand held dynamometry and handgrip dynamometry in patients on reldesemtiv; change from baseline in the ALS Functional Rating Scale – Revised (“ALSFRS-R”); incidence and severity of treatment-emergent adverse events; and plasma concentrations of reldesemtiv at the sampled time points during the study. Exploratory endpoints measured included the effect of reldesemtiv versus placebo on self-assessments of respiratory function made at home by the patient with help as needed by the caregiver; disease progression through quantitative measurement of speech production characteristics over time; disease progression through quantitative measurement of handwriting abilities over time; and the change from baseline in quality of life (as measured by the ALS Assessment Questionnaire-5) in patients on reldesemtiv.

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

Also on December 14, 2020, we announced the design of COURAGE-ALS (Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS), the planned Phase 3 clinical trial of reldesemtiv in patients with ALS. COURAGE-ALS is expected to enroll approximately 555 patients with ALS. Patients will be randomized 2:1 to receive 300 mg of reldesemtiv or matching placebo dosed orally twice daily for 24 weeks, followed by a 24-week period in which all patients will receive 300 mg of reldesemtiv twice daily. Eligible patients will be within the first two years of their first symptom of muscle weakness, have a vital capacity of ≥65% predicted, and a screening ALS Functional Rating Scale – Revised (ALSFRS-R) ≤44. Patients currently taking stable doses of Radicava® (edaravone) and/or Rilutek® (riluzole) will be permitted and randomization stratified accordingly. The primary efficacy endpoint will be change from baseline to 24 weeks in ALSFRS-R. Secondary endpoints include combined assessment of ALSFRS-R total score; time to onset of respiratory insufficiency and survival time up to week 24 using a joint rank test; change from baseline to 24 weeks for vital capacity; ALSAQ-40; and bilateral handgrip strength. Two unblinded interim analyses by the Data Monitoring Committee are planned. The first will assess for futility, 12 weeks after approximately one-third or more of the planned sample size is randomized. A second interim analysis will also assess for futility, and there will be an option for a fixed increase in total enrollment if necessary to augment the statistical power of the trial. This Phase 3 clinical trial design builds on insights gained from FORTITUDE-ALS, further exploring the hypothesis that fast skeletal muscle activation with reldesemtiv may be an important therapeutic strategy in ALS.

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

After temporarily suspending enrollment in METEORIC-HF and REDWOOD-HCM due to the COVID-19 pandemic in the second quarter of 2020, we resumed enrollment in both trials by mid-year 2020. We expect enrollment in METEORIC-HF to be completed in the second quarter and report results in early 2022.  Full results from REDWOOD-HCM across both Cohort 1 and Cohort 2 are expected in mid-2021.

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

Critical Accounting Policies and Significant Estimates

The accounting policies that we consider to be our most critical (i.e., those that are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments), the effects of those accounting policies applied and the judgments made in their application are summarized in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We do not have any revenues from Ji Xing in the periods presented.

We may also be entitled to additional milestone payments and other contingent payments upon the occurrence of specific events. We expect that our revenue will continue to fluctuate in future periods.

Revenues for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020	Increase (Decrease)
Research and development revenues	$6,548	$3,825	$2,723
License revenues	—	—	—
Milestone revenues	—	—	—
Total revenues	$6,548	$3,825	$2,723

Research and development revenues for the three months ended March 31, 2021 and 2020 was $6.5 million and $3.8 million, respectively, and primarily consisted of research and development revenue from our collaborations with Amgen of $4.8 million and $2.3 million, respectively, and Astellas of $1.7 million and $1.5 million, respectively.

There was no license or milestone revenues for the three months ended March 31, 2021.

We expect future revenues from Amgen and Astellas to decline due to the termination of the Amgen Agreement effective May 20, 2021 and Astellas OSSA Agreement effective November 1, 2021.

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

Research and development expenses for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020	Increase (Decrease)
Cardiac muscle contractility	$16,237	$12,108	$4,129
Skeletal muscle contractility	8,356	2,619	5,737
All other research programs	6,968	7,011	(43)
Total research and development expenses	$31,561	$21,738	$9,823

Research and development expenses for the three months ended March 31, 2021 increased by $9.8 million from the three months ended March 31, 2020 primarily due to higher expenses for reldesemtiv related to COURAGE-ALS for our cardiac myosin inhibitor program and for METEORIC-HF.

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

General and administrative expenses for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020	Increase (Decrease)
Total general and administrative expenses	$15,598	$12,449	$3,149

General and administrative expenses for the three months ended March 31, 2021 increased by $3.1 million, from the three months ended March 31, 2020, primarily due to an increase in personnel related costs including stock-based compensation and higher outside service spend.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the three months ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020	Increase (Decrease)
Term loan	$1,196	$1,246	$(50)
Convertible notes	2,765	2,629	136
Warrants	—	184	(184)
Other	27	18	9
Total interest expense	$3,988	$4,077	$(89)

Interest expense for the three months ended March 31, 2021 and 2020 consists of interest expense related to the Term Loan Agreement and respective warrants by and among the Company, Oxford and Silicon Valley Bank and interest expense related to our 4.0% convertible senior notes due 2026 (the “2026 Notes”). Approximately half of the 2026 Notes’ interest expense is due to the amortization of the discount associated with the equity component of the 2026 Notes.

Interest expense for the three months ended March 31, 2021 decreased from three months ended March 31, 2020 due to the convertible notes that were issued in November 2019 and offset by the decline in the term loan interest rate year over year.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to our liability to RPI related to the sale of future royalties under the RPI Royalty Purchase Agreement (the “RPI Liability”) related to sale of future royalties for the three months ended March 31, 2021 and 2020 results from accretion of the liability related to sale of future royalties. We have updated our analyses this quarter to reflect our current assumptions resulting from ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization plans in other key markets outside of the U.S.  Our estimates regarding the amount of future royalty payments have decreased and the time periods within which we anticipate that such payments will be due has changed. Each of these adjustments is accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 15% and $5.7 million for the three months ended December 31, 2020 to 7% and $2.8 million for the three months ended March 31, 2021, respectively. During the three months ended March 31, 2021, the change in estimate had no impact on revenue and reduced the net loss by $2.9 million. The change in accounting estimate reduced the net loss per share by $0.04 during the three months ended March 31, 2021. Our estimates may change in the future as we refine and reassess our assumptions.

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

Interest and Other Income, net

Interest and other income, net for the three months ended March 31, 2021 and 2020 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	March 31, 2021	December 31, 2020
Financial assets:
Cash and cash equivalents	$44,594	$82,985
Short-term investments	380,983	381,075
Total cash, cash equivalents and marketable securities	$425,577	$464,060
Borrowings:
Term loan, net	46,499	46,209
Convertible notes, net	90,889	89,504
Total borrowings	$137,388	$135,713
Working capital:
Current assets	$433,117	$474,221
Current liabilities	35,930	31,199
Working capital	$397,187	$443,022

The following table shows a summary of our cash flows for the periods set forth below:

	Three Months Ended
	March 31, 2021	March 31, 2020
Net cash used in operating activities	$(29,519)	$(30,135)
Net cash (used in) provided by investing activities	(5,276)	43,489
Net cash used in financing activities	(3,596)	(11)
	$(38,391)	$13,343

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

Net cash used in operating activities of $29.5 million in the first three months of 2021 was largely due to ongoing research and development activities, general and administrative expenses to support those activities, and operating lease liability related to the existing and new leases. Net loss for the first three months of 2021 included, among other items: non-cash stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash interest expense related to debt.

Net cash used in investing activities of $5.3 million in the first three months of 2021 was primarily due to purchases of investments offset by proceeds from maturity of investments.

Net cash used in financing activities of $3.6 million in the first three months of 2021 was due to stock-based activities including the amount used to pay taxes associated with the issuance of equity for stock-based awards.

Future Sources and Uses of Cash

In 2021, in addition to the costs and expenses of our research and development activities, we expect to incur an increase in costs and expenses as compared to previous annual periods as a result of advancement of our pipeline, and our commercial planning activities in view of the potential commercial launch of omecamtiv mecarbil in the U.S. and potentially elsewhere. Such costs and expenses are likely to include an increase in headcount, particularly in our sales and marketing functions, and the procurement of omecamtiv mecarbil drug product for commercial launch. These costs and expenses will be greater than what they would have been had Amgen not elected to terminate the Amgen Agreement and Servier not elected to terminate the Servier Agreement. We may explore potential strategic transactions and/or structured financing transactions to finance the increase costs and expenses. We will also incur expenses in connection to our relocation from our existing headquarters to our new facilities at Oyster Point in 2021, including holdover rent payable to our current landlord.

In future periods, we expect to incur substantial costs as we continue to expand our research programs and related research and development activities. We expect to incur significant research and development expenses as we advance the research and development of compounds from our other muscle biology programs through research to candidate selection to clinical development. We may also incur significant sales and marketing expenses if and when one or more of our drug candidates receive regulatory approvals, and in anticipation of regulatory approval of one of our drug candidates.

Our future capital uses and requirements depend on numerous factors. These factors include, but are not limited to, the following:

•

the initiation, progress, timing, scope and completion of preclinical research, non-clinical development, chemistry, manufacturing, and controls (“CMC”), and clinical trials for our drug candidates and other compounds;

•	the time and costs involved in obtaining regulatory approvals;
•	the jurisdictions in which we are granted regulatory approvals and thus are able to successfully launch our products for commercial sale;
•	delays that may be caused by requirements of regulatory agencies;
•	our level of funding for the development of current or future drug candidates;
•	the number of drug candidates we pursue and the stage of development that they are in;
•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•	our ability to establish and maintain selected strategic alliances required for the development of drug candidates and commercialization of our potential drugs;
•	our plans or ability to expand our drug development capabilities, including our capabilities to conduct clinical trials for our drug candidates;
•	our plans or ability to engage third-party manufacturers for our drug candidates and potential drugs;
•	our plans or ability to build or access sales and marketing capabilities and to achieve market acceptance for potential drugs;
•	the expansion and advancement of our research programs;
•	the hiring of additional employees and consultants;
•	the acquisition of technologies, products and other business opportunities that require financial commitments; and
•	our revenues, if any, from successful development of our drug candidates and commercialization of potential drugs
•

As we advance commercialization plans for omecamtiv mecarbil, which we believe will importantly lay a strong foundation for commercialization of CK-274 and the expansion of our cardiovascular franchise, we anticipate that our spending would increase, but we are also studying comparable company best practices and building a fit-for-purpose commercial organization.

As a result of Amgen’s and Servier’s elections to terminate the Amgen Agreement and the Servier Agreement respectively, we will dedicate resources to ensure the transition of the programs related to omecamtiv mecarbil and CK-136 (formerly known as AMG 594) to us. In addition, we are engaging with regulatory authorities in 2021 regarding the results of GALACTIC-HF with the objective to assess potential regulatory paths for an NDA submission for omecamtiv mecarbil and continuing our commercial planning activities. Finally, we plan to evaluate a wide range of corporate development strategies for potential co-development, co-commercialization and licensing deals in relation to omecamtiv mecarbil and our other drug candidates in order to mitigate the cost effects of the termination of the Amgen Agreement and Servier Agreement and enhance our commercial capabilities. These cost effects of termination include forfeiture of potential milestone payments from Amgen to us, as well as additional costs to us relating to clinical studies, regulatory filing, and commercialization of omecamtiv mecarbil.

Future uses of cash also include capital purchases of equipment and tenant improvements to build out the Oyster Point Lease totaling approximately $35.0 million. We intend to occupy the Oyster Point building late 2021.

We have incurred an accumulated deficit of $1,039.4 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Our exposure to market risk has not changed materially since our disclosures in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we will require significant additional funding to enable us to conduct further development of our product candidates. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than through our Funding Agreement with RTW ICAV (as assignee of RTW Royalty Holdings), and reimbursements, milestone and royalty payments that we may receive under our collaboration agreements with Amgen, Astellas and Ji Xing. We may not receive any further funds under those agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

For example, under the Funding Agreement, we have the right to exercise an option to receive up to $90.0 million in cash upon initiation of a global registration program for CK-274 in each of oHCM and nHCM if certain conditions are met. No assurance can be given that any of such conditions will be fulfilled prior to expiration of our ability to exercise our option pursuant to the Funding Agreement, and all or part of the proceeds made available to us, may need to be utilized for the prepayment or repayment of other outstanding indebtedness at the time under our Loan and Security Agreement, dated as of May 17, 2019 (the “Term Loan Agreement”) with Oxford Finance LLC (“Oxford”), as collateral agent, and Silicon Valley Bank and Oxford as lenders party thereto (the “Lenders”), pursuant to which the Lenders made available to us a $45.0 million loan (the “Term Loan”) or any other indebtedness we have outstanding at that time. Moreover, in the event we were to exercise our option pursuant to the Funding Agreement, we would be obligated to make royalty payments to RTW ICAV (as assignee of RTW Royalty Holdings) of up to 4% of our net sales of CK-274 in the United States, the European Union, Switzerland, the United Kingdom and certain other countries in Europe (collectively referred to as the “CK-274 Territory”), which may or may not be more favorable to us than prevailing interest rates at the time of exercising such option.

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

No assurance can be made that Amgen will cooperate with us and take such actions required of Amgen under the Amgen Agreement to transition the programs for omecamtiv mecarbil and/or CK-136 to us effectively or efficiently. Amgen may not dedicate sufficient resources to enable a prompt and efficient transition; it could reallocate and not make available to us key personnel who are aware of vital program information; it could provide information and take actions in a uncoordinated and inefficient manner that is difficult for our personnel to receive, understand and/or utilize; it could fail to identify program information that we are unaware of and thereby denying us the benefits of such information; it could immediately halt its regulatory interactions and other development activities and/or obstruct us from undertaking such regulatory interactions and other development activities prior to the effective date of termination of the Amgen Agreement; and it could take a narrow interpretation of its transition obligations under the Amgen Agreement and thereby denying us the ability to continue the development activities of omecamtiv mecarbil or CK-136 without duplicative work, all of which could result in substantial delays in the development and/or commercialization programs related to omecamtiv mecarbil and/or CK-136.

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

On December 23, 2020, we announced that Amgen notified us that Servier a elected to terminate the Servier Agreement. The termination of the Servier Agreement was effective as of March 18, 2021, at which time all development, commercialization and other rights with respect to omecamtiv mecarbil previously granted by Amgen to Servier reverted to Amgen. Given Servier’s notice to Amgen to terminate the Servier Agreement and given Amgen’s decision to terminate the Amgen Agreement, all worldwide rights related to the development and commercialization of omecamtiv mecarbil will now return to Cytokinetics commensurate with the effective termination of the Amgen Agreement on May 20, 2021.

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

Even if our drug candidates are approved, we may experience difficulties or delays in achieving market access, reimbursement and favorable drug pricing for our drug products

We currently have limited interactions and relationships with payors. Over time, we anticipate that our drugs will be adopted by our patients as indicated by the labels once they are approved by regulatory authorities. To achieve this adoption, our drugs will need to be covered and listed in formularies of major pharmacy benefit managers (“PBMs”) and payors in the U.S. These major PBMs and payors include Medicare, Medicaid, VA, DoD, Tri Care, and other commercial payors with whom we have had limited interactions.  The process to achieve coverage with PBMs and payors can be time consuming, is not guaranteed and if achieved can impact profitability given the level of rebates often required.

Specifically in relation to omecamtiv mecarbil, even if such drug candidate is approved by the FDA or other regulatory authorities for commercialization, it may not become a guideline-directed medical therapy for heart failure or it may not reach such status in a timely manner upon commercialization, which may adversely impact its sales prospects. Furthermore, we assume omecamtiv mecarbil will have a disproportionally larger share of Medicare patients relative to commercial and other payors.  Overall coverage could be delayed given Medicare’s bid timelines for inclusion in the Medicare Part-D formulary. In addition, the rebate levels we may have to offer to PBMs and payors to be included in their formularies may also impact the profitability of omecamtiv mecarbil.

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

Our revenue is primarily derived from our research and license agreements, from which we receive upfront fees, contract research payments, milestone and other contingent payments based on clinical progress, regulatory progress or net sales achievements and royalties. Significant variations in the timing of receipt of cash payments and our recognition of revenue can result from significant payments based on the execution of new research and license agreements, the timing of clinical outcomes, regulatory approval, commercial launch or the achievement of certain annual sales thresholds. The amount of our revenue derived from research and license agreements in any given period will depend on a number of unpredictable factors, including our ability to find and maintain suitable collaboration partners, the timing of the negotiation and conclusion of collaboration agreements with such partners, whether and when we or our collaboration partners achieve clinical, regulatory and sales milestones, the timing of regulatory approvals in one or more major markets, reimbursement levels by private and government payors, and the market introduction of new drugs or generic versions of the approved drug, as well as other factors. Our past revenue generated from these agreements is not necessarily indicative of our future revenue. If any of our existing or future collaboration partners fails to develop, obtain regulatory approval for, manufacture or ultimately commercialize any product candidate under our collaboration agreement, our business, financial condition, and results of operations could be materially and adversely affected.

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

On July 24, 2019, we entered into a lease agreement with KR Oyster Point 1, LLC (“Kilroy”), a subsidiary of Kilroy Realty Corporation, relating to the lease of approximately 234,892 square feet of office and laboratory space at a facility (currently under construction) located in South San Francisco, California (the “New Facility”). Kilroy is expected to deliver possession of the New Facility in the fourth quarter of 2021, while the lease (the “Current Lease”) to our existing facility at 280 E Grand Avenue, South San Francisco (the “Old Facility”) expires on June 30, 2021. In the event that the New Facility is not delivered to us in sufficient time to allow us to move our operations to the New Facility as anticipated, whether as a result of potential construction delays attributable to the COVID 19 pandemic or otherwise, we may be required to holdover the Old Facility past expiry of its term, leading to: (i) additional costs (including holdover rent at 150% of our current rent); (ii) liability under our indemnification obligations owed to our current landlord under the Current Lease; and (iii) disruption to our business.

Risks Related to Our Industry

The regulatory approval process is expensive, time-consuming and uncertain and may prevent our partners or us from obtaining approvals to commercialize some or all of our drug candidates.

The research, testing, manufacturing, selling and marketing of drugs are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and regulations differ from country to country. Neither we nor our partners are permitted to market our potential drugs in the United States until we receive approval of a NDA from the FDA. Neither we nor our partners have received NDA or other marketing approval for any of our drug candidates.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of these changes on the regulatory approvals of our product candidates, if any, may be. In the United States, the E.U. and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses and place limits on pharmaceutical price increases. Additionally, in May 2018, the Trump administration previously laid out a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders relating to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, several federal agencies have issued regulations to address these initiatives. For example, on November 2020, the Centers for Medicare & Medicaid Services issued an interim rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. Although some of these and other measures may require additional authorization to become effective, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the E.U. will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

10.1	Second Amendment to Lease, dated January 26, 2021, by and between the Company and KT Oyster Point 1, LLC	10-K	000-50633	February 26, 2021	10.60

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

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

Dated: May 7, 2021	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching W. Jaw
Ching W. Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert C. Wong
Robert C. Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)