Form 10-Q
period 2021-06-30
CYTOKINETICS INC
filed 2021-08-06
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Number of shares of common stock, $0.001 par value, outstanding as of August 2, 2021: 83,512,670

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three MONTHS ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$37,154	$82,985
Short-term investments	313,147	381,075
Accounts receivable	2,701	4,420
Prepaid expenses and other current assets	11,227	5,741
Total current assets	364,229	474,221
Long-term investments	73,672	36,954
Property and equipment, net	36,942	13,346
Operating lease right-of-use assets	83,006	2,924
Other assets	6,453	6,358
Total assets	$564,302	$533,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,928	$8,050
Accrued liabilities	22,394	19,315
Current portion of long-term debt	11,250	—
Short-term lease liabilities	12,190	2,785
Other current liabilities	1,004	1,049
Total current liabilities	61,766	31,199
Term loan, net	35,538	46,209
Convertible notes, net	92,348	89,504
Liability related to the sale of future royalties, net	171,790	166,068
Long-term deferred revenue	87,000	87,000
Long-term lease and other non-current liabilities	99,371	440
Total liabilities	547,813	420,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	72	70
Additional paid-in capital	1,117,403	1,105,470
Accumulated other comprehensive (loss) income	(22)	149
Accumulated deficit	(1,100,964)	(992,306)
Total stockholders’ equity	16,489	113,383
Total liabilities and stockholders’ equity	$564,302	$533,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Research and development revenues	$2,843	$3,593	$9,391	$7,418
Total revenues	2,843	3,593	9,391	7,418
Operating expenses:
Research and development	36,443	21,790	68,004	43,528
General and administrative	21,197	14,161	36,795	26,610
Total operating expenses	57,640	35,951	104,799	70,138
Operating loss	(54,797)	(32,358)	(95,408)	(62,720)
Interest expense	(4,073)	(3,892)	(8,061)	(7,969)
Non-cash interest expense on liability related to the sale of future royalties	(2,871)	(5,912)	(5,666)	(11,601)
Interest and other income, net	187	1,382	477	2,105
Net loss	$(61,554)	$(40,780)	$(108,658)	$(80,185)
Net loss per share — basic and diluted	$(0.86)	$(0.68)	$(1.52)	$(1.35)
Weighted-average number of shares used in computing net loss per share — basic and diluted	71,754	59,605	71,476	59,438
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net	(72)	(276)	(171)	658
Comprehensive loss	$(61,626)	$(41,056)	$(108,829)	$(79,527)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity (Deficit)

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	71,015,183	$70	$1,105,470	$149	$(992,306)	$113,383
Exercise of stock options	187,807	1	1,271	—	—	1,272
Vesting of restricted stock units, net of taxes withheld	360,050	—	(4,449)	—	—	(4,449)
Net share settlement	—	—	(418)	—	—	(418)
Stock-based compensation	—	—	5,261	—	—	5,261
Other comprehensive loss	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(47,104)	(47,104)
Balance, March 31, 2021	71,563,040	$71	$1,107,135	$50	$(1,039,410)	$67,846
Exercise of stock options	276,790	1	2,206	—	—	2,207
Stock-based compensation	—	—	7,093	—	—	7,093
Issuance of common stock under Employee Stock Purchase Plan	64,975	—	969	—	—	969
Other comprehensive loss	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(61,554)	(61,554)
Balance, June 30, 2021	71,904,805	$72	$1,117,403	$(22)	$(1,100,964)	$16,489

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2019	59,172,124	$59	$853,341	$679	$(865,016)	$(10,937)
Exercise of stock options	12,165	—	93	—	—	93
Vesting of restricted stock units, net of taxes withheld	274,563	—	(2,255)	—	—	(2,255)
Claims settlement under Section 16(b)	—	—	2,151	—	—	2,151
Issuance of warrants	—	—	184	—	—	184
Stock-based compensation	—	—	3,524	—	—	3,524
Other comprehensive income	—	—	—	934	—	934
Net loss	—	—	—	—	(39,405)	(39,405)
Balance, March 31, 2020	59,458,852	$59	$857,038	$1,613	$(904,421)	$(45,711)
Exercise of stock options	396,379	1	3,333	—	—	3,334
Stock-based compensation	—	—	4,527	—	—	4,527
Issuance of common stock under Employee Stock Purchase Plan	86,839	—	826	—	—	826
Other comprehensive loss	—	—	—	(276)	—	(276)
Net loss	—	—	—	—	(40,780)	(40,780)
Balance, June 30, 2020	59,942,070	$60	$865,724	$1,337	$(945,201)	$(78,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(108,658)	$(80,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	5,722	11,638
Non-cash stock-based compensation expense	12,354	8,051
Depreciation and amortization of property and equipment	1,080	824
Interest receivable and amortization on investments	2,016	27
Non-cash interest expense related to debt	3,425	3,301
Changes in operating assets and liabilities:
Accounts receivable	1,719	2,909
Prepaid and other assets	(5,581)	(160)
Operating lease right-of-use assets	3,126	2,058
Accounts payable	(2,380)	(5,240)
Accrued and other liabilities	3,034	1,454
Operating lease and other non-current liabilities	25,128	(2,251)
Net cash used in operating activities	(59,015)	(57,574)
Cash flows from investing activities:
Purchases of investments	(171,861)	(27,866)
Maturities of investments	197,584	107,897
Sales of investments	3,300	—
Purchases of property and equipment	(15,418)	(1,905)
Net cash provided by investing activities	13,605	78,126
Cash flows from financing activities:
Proceeds from and payments for stock-based award activities, net	(421)	1,998
Claims settlement under Section 16(b)	—	2,151
Net cash (used in) provided by financing activities	(421)	4,149
Net (decrease) increase in cash and cash equivalents	(45,831)	24,701
Cash and cash equivalents, beginning of period	82,985	36,433
Cash and cash equivalents, end of period	$37,154	$61,134

Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$83,208	$1,106
Amounts unpaid for purchases of property and equipment	9,258	—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $1,101.0 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

Basis of Presentation

Our condensed consolidated financial statements include the accounts of Cytokinetics and our wholly owned subsidiary. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The financial statements include all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair statement of our financial information. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. The balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

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

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	June 30, 2021	June 30, 2020
Options to purchase common stock	9,463	8,868
Warrants to purchase common stock	48	187
Restricted stock and performance units	1,562	1,130
Shares issuable related to the ESPP	10	8
Shares issuable upon conversion of convertible notes	16,675	16,675
Total shares	27,758	26,868

Note 3 — Research and Development Arrangements

Amgen Inc. (“Amgen”)

On November 20, 2020, we received written notice of termination from Amgen of that certain Collaboration and Option Agreement, dated December 29, 2006, as amended (the “Amgen Agreement”) pertaining to the discovery, development and commercialization of novel small molecule therapeutics, including omecamtiv mecarbil, a novel cardiac myosin activator, and CK-136 (formerly AMG 594), a novel cardiac troponin activator. The termination of the Amgen Agreement was effective May 20, 2021.

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

We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement, which terminated effective as of May 20, 2021. Research and development revenue from Amgen of $2.5 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and $7.4 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively, consists of reimbursement of costs we incurred related to METEORIC-HF.

We had net accounts receivable of $2.5 million from Amgen as of June 30, 2021 and $1.7 million as of December 31, 2020.

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

We recognized research revenue for reimbursements from Astellas of internal costs of certain full-time employee equivalents, supporting collaborative research and development programs, and of other costs related to those programs through March 31, 2021 when the research term of the Astellas OSSA Agreement expired.

Research and development revenue from Astellas was $0.3 million and $1.2 million for the three months ended June 30, 2021 and 2020 respectively, and $2.0 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively.

We had accounts receivable from Astellas of $0.2 million as of June 30, 2021 and $2.7 million as of December 31, 2020.

RTW Transactions

On July 14, 2020, we entered into a series of transactions as described below with RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”) and Ji Xing Pharmaceuticals Limited (“Ji Xing”), related to aficamten, our proprietary small molecule cardiac myosin inhibitor product also referred to as CK-3773274 or CK-274, a novel cardiac myosin inhibitor, and other assets (together, the “RTW Transactions”). The RTW Transactions include entering into a licensing and collaboration agreement with Ji Xing, the sale of Cytokinetics common stock to the RTW Investors (as defined below), an agreement to sell to RTW Royalty Holdings our interest in certain future royalties on net sales of products containing the compound mavacamten that is being developed by Bristol-Myers Squibb Company (formerly by MyoKardia, Inc.), and the ability for the Company to obtain additional funding in the future from RTW Royalty Holdings, upon the achievement of certain clinical trial milestones, in exchange for future royalty payments as further discussed below. As a result, we have or expect to receive a combination of committed capital, funding and sale proceeds from the RTW Investors, RTW Royalty Holdings and Ji Xing.

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

License and Collaboration Agreement

We entered into a License and Collaboration Agreement (the “Ji Xing License Agreement”) with Ji Xing, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize aficamten in People’s Republic of China (including the Hong Kong SAR and Macau SAR) (together “China”) and Taiwan. Under the terms of the Ji Xing License Agreement, we received from Ji Xing a nonrefundable upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of obstructive hypertrophic cardiomyopathy (“oHCM”) and/or non-obstructive hypertrophic cardiomyopathy (“nHCM”) and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of the products containing aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents.

Ji Xing will be responsible for the development and commercialization of aficamten at its own cost and is required to use diligent efforts to develop and commercialize aficamten in China and Taiwan. The development of aficamten will be initially focused on hypertrophic cardiomyopathy, and Ji Xing will have the opportunity to participate in Cytokinetics’ global pivotal clinical trials of aficamten. Cytokinetics or a designated supplier will supply aficamten to Ji Xing either as a finished product or as an active pharmaceutical ingredient.

The Ji Xing License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term. Ji Xing has the right to terminate the Ji Xing License Agreement for convenience. Each party may terminate the Ji Xing License Agreement for the other party’s uncured material breach, insolvency, or failure to perform due to extended force majeure events. Cytokinetics may also terminate the Ji Xing License Agreement if Ji Xing challenges Cytokinetics’ patents or undergoes certain change of control transactions. Rights granted to Ji Xing in relation to aficamten will revert to Cytokinetics upon termination, and, under certain circumstances, subject to a low single digit royalty payment by the Company to Ji Xing on the net sales of the products containing the compound aficamten in China and Taiwan.

License revenues and milestone revenues for 2020 were $36.5 million and $2.5 million, respectively. No license revenues or milestone revenues were recognized for the three and six months ended June 30, 2021.

We assessed this arrangement in accordance with ASC 606 and concluded that there is one performance obligation relating to the license of functional intellectual property. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $36.5 million for 2020. No license revenue was recognized for the three and six months ended June 30, 2021. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and exclude the milestone payments from the initial transaction price.

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

Funding Agreement

We entered into a Funding Agreement (the “Funding Agreement”) with RTW Royalty Holdings. Pursuant to the Funding Agreement, RTW Royalty Holdings has committed to provide up to $90.0 million (the “Funding Commitment”) to fund our development and commercialization of aficamten in nHCM and oHCM. Half of the Funding Commitment will be available, at our option, if certain clinical trial milestones of aficamten for oHCM are achieved by January 14, 2023, and the remaining $45.0 million of the Funding Commitment will be available, at our option, if certain clinical trial milestones of aficamten for nHCM are achieved by January 14, 2024. If we develop aficamten in another indication, we will negotiate an additional funding commitment from RTW to fund our development and commercialization of aficamten in such other indication (other than oHCM or nHCM).

In exchange for the Funding Commitment and upon receipt of such funding from RTW Royalty Holdings, we have agreed to make payments to RTW Royalty Holdings equal to 2%, if RTW Royalty Holdings funds $45.0 million of the Funding Commitment, or 4%, if RTW Royalty Holdings funds the full $90.0 million of the Funding Commitment, in each case in respect of net sales of aficamten by us and any of our licensees in the United States, the European Union, Switzerland, the United Kingdom and certain other countries in Europe (collectively referred to as the “Aficamten Territory”). In addition, should we exercise our option draw borrowings pursuant to the Funding Agreement, such agreement contains certain covenants applicable to us, including, among other things, development and commercialization diligence obligations in connection to the Aficamten Territory, use of proceeds, reporting and encumbrances. There are no performance obligations related to the Funding Agreement, as access to the Funding Commitment is at the option of the Company and based upon the achievement of certain development milestones.

The Funding Agreement contains customary conditions to disbursement, which may include the consent of our Lenders at the time of disbursement. On July 16, 2020, we entered into an amendment to the Term Loan Agreement, which permits, subject to entry into an intercreditor agreement between Oxford (as security agent for the Lenders) and RTW Royalty Holdings in form and substance reasonably satisfactory to the Lenders and RTW Royalty Holdings, the draw of funding under the Funding Agreement and the grant of a security interest to RTW Royalty Holdings in the intellectual property located in the United States and accounts receivable related to aficamten thereunder.

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

Fair value of financial assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		June 30, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$35,401	$—	$—	$35,401
U.S. Treasury securities	Level 1	174,077	31	(6)	174,102
Agency bonds	Level 2	43,907	11	(3)	43,915
Commercial paper	Level 2	51,444	10	(1)	51,453
Corporate obligations	Level 2	117,413	8	(72)	117,349
		$422,242	$60	$(82)	$422,220

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$80,050	$—	$—	$80,050
U.S. Treasury securities	Level 1	274,407	147	(8)	274,546
Agency bonds	Level 2	51,581	15	(3)	51,593
Commercial paper	Level 2	49,500	3	(1)	49,502
Corporate obligations	Level 2	42,392	7	(11)	42,388
		$497,930	$172	$(23)	$498,079

The available-for-sale securities in our condensed consolidated balance sheet are as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash equivalents	$35,401	$80,050
Short-term investments	313,147	381,075
Long-term investments	73,672	36,954
	$422,220	$498,079

Interest income, net was $0.2 million and $1.4 million for three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively.

No credit losses on debt securities were recorded during the six months ended June 30, 2021 or 2020. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of June 30, 2021, the fair value of our term loan approximated its carrying value of $46.8 million based upon a market observable interest rate, which is a Level 2 input (see Note 6 – “Debt”).

As of June 30, 2021, the estimated fair value of our convertible notes was $310.7 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes (see Note 6 – “Debt”).

As of June 30, 2021, the fair value of the liability related to the sale of future royalties to RPI Finance Trust (“RPI”) is consistent with its carrying value of $171.8 million, and is based on our current estimates of future royalties expected to be paid to RPI under the Royalty Purchase Agreement dated February 1, 2017 between us and RPI (the “RPI Royalty Purchase Agreement”), over the life of the arrangement, which are considered Level 3 inputs (See Note 7 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	June 30, 2021	December 31, 2020
Accrued liabilities:
Clinical and preclinical costs	$10,921	$6,124
Compensation related	8,779	11,787
Other accrued expenses	2,694	1,404
Total accrued liabilities	$22,394	$19,315

Note 6 — Debt

Term Loan

Prior to May 17, 2019 we maintained a loan and security agreement dated as of October 19, 2015, as amended (the “Original Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB, collectively the “Lenders”) to fund our working capital and other general corporate needs.

On May 17, 2019, we entered into a new loan and security agreement (the “Term Loan Agreement”) with the Lenders for $45.0 million (the “Term Loan”) and terminated the Original Loan Agreement. The proceeds of the Term Loan were used in part to repay in full all of the outstanding term loans under the Original Loan Agreement in an aggregate principal amount of $42.0 million. On November 6, 2019 and November 7, 2019, the Company entered into a First Amendment and a Second Amendment to the Term Loan Agreement. The Term Loan Agreement, as amended, permits the issuance of the Convertible Notes and Capped Call Transactions discussed below. On July 16, 2020, the Company and the Lenders entered into the Third Amendment to the Term Loan Agreement, which amended the Term Loan Agreement to permit (i) the sale of the Mavacamten Royalty under the RTW Royalty Purchase Agreement and (ii) subject to entry into an intercreditor agreement between Oxford (as security agent for the Lenders) and RTW Royalty Holdings in form and substance reasonably satisfactory to the Lenders and RTW Royalty Holdings, permits the draw of funding under the Funding Agreement and the grant of a security interest to RTW Royalty Holdings in the intellectual property located in the United States and accounts receivable related to aficamten.

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

Both borrowings under the Original Loan Agreement and Term Loan bear interest at an annual rate equal to the greater of (a) 8.05% or (b) the sum of 6.81% plus the 30-day U.S. LIBOR rate. The borrowing under the Original Loan Agreement was repayable in monthly interest-only payments through November 2019 followed by 35 months of monthly payments of interest and principal. The borrowing under the Term Loan is repayable in monthly interest-only payments through December 31, 2020. The interest-only period was automatically extended until July 1, 2021 as a result of the Company’s initiation of a Phase 2 trial for aficamten in cardiomyopathy and has been extended through December 31, 2021 as a result of the achievement of positive results in GALACTIC-HF, the trial of omecamtiv mecarbil in chronic heart failure as announced on October 8, 2020. The ultimate interest-only period will be followed by equal monthly payments of principal and interest to the maturity date in December 2023. We are required to make a final payment upon loan maturity of 6.00% of the notes payable, which we accrete over the life of the Term Loan. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property.

Interest expense for the Term Loan was $1.2 million for the three months ended June 30, 2021 and 2020, and $2.4 million and $2.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the interest rate applicable to borrowings under the Term Loan was 8.05%.

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property. If the Term Loan becomes subject to mandatory prepayment under these provisions, we are subject to certain prepayment premiums of 3.00% in the first year, 2.00% in the second year and 1.00% in the third year and thereafter. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the Term Loan and accounted for separately from the host contract. As of June 30, 2021, the fair value of this embedded derivative was immaterial.

Future minimum payments under the Term Loan Agreement are (in thousands):

Years ending December 31:
2021 remainder	$1,841
2022	25,330
2023	28,080
Future minimum payments	55,251
Less: Interest and final payment	(10,251)
Term Loan, gross	$45,000

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

Debt issuance costs for the issuance of the 2026 Notes were approximately $5.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2026 Notes. Transaction costs attributable to the liability component were approximately $3.1 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the 2026 Notes. The transaction costs attributable to the equity component were approximately $1.9 million and were netted with the equity component in stockholders’ equity. As of June 30, 2021, the unamortized debt issuance cost for the 2026 Notes was $2.6 million.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Contractual interest expense	$1,380	$2,760
Amortization of debt discount	1,445	2,816
Amortization of debt issuance costs	14	28
Total interest costs recognized	$2,839	$5,604

The effective interest rate on the liability component of the 2026 Notes was 12.5% for the period ended June 30, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $43.0 million as of June 30, 2021 and will be amortized over approximately 5.5 years. If the 2026 Notes were to be converted on June 30, 2021, the holders of the 2026 Notes would receive common shares of 16,675 with an aggregate value of $330.0 million based on the Company’s closing stock price of $19.79 as of June 30, 2021. The if-converted value of the 2026 Notes exceeded its principal amount by $192.0 million as of June 30, 2021.

Future minimum payments under the 2026 Notes are (in thousands):

Years ending December 31:
2021 remainder	$2,760
2022	5,520
2023	5,520
2024	5,520
2025	5,520
Thereafter	143,520
Future minimum payments	168,360
Less: Interest	(30,360)
The 2026 Notes, principal amount	138,000
Less: Debt discount and debt issuance costs on the 2026 Notes	(45,652)
Net carrying amount of the 2026 Notes	$92,348

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

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of June 30, 2021, the Company had not purchased any shares under the convertible note capped call transactions.

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

The carrying amount of the RPI Liability is based on our estimate of the future royalties to be paid to RPI over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RPI Liability was approximately 7% as of June 30, 2021 and 15% as of December 31, 2020.

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

During the three months ended June 30, 2021, there were no changes to the significant unobservable inputs, however for the six months ended June 30, 2021 we updated our analyses to reflect current assumptions resulting from ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization plans in other key markets outside of the U.S. Our estimates regarding the amount of future royalty payments decreased and the time periods within which we anticipated that such payments will be due changed. Each of these adjustments was accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 15% and $5.7 million for the three months ended December 31, 2020 to 7% and $2.8 million for the three months ended March 31, 2021, respectively. During the three months ended June 30, 2021, there were no changes to the significant unobservable inputs used to recognize the RPI Liability. During the six months ended June 30, 2021, the change in estimate had no impact on revenue and reduced the net loss by $2.8 million. The change in accounting estimate reduced the net loss per share by $0.04 during the six months ended June 30, 2021. Our estimates may change in the future as we refine and reassess our assumptions.

Changes to the RPI Liability related to the sale of future royalties are as follows (in thousands):

	2021	2020
Beginning balance, January 1	$166,068	$143,276
Interest accretion	2,795	5,689
Amortization of issuance costs	27	18
Ending balance, March 31	168,890	148,983
Interest accretion	2,871	5,912
Amortization of issuance costs	29	19
Ending balance, June 30	$171,790	$154,914

We recognized $2.9 million and $5.9 million in non-cash interest expense for the three months ended June 30, 2021 and 2020, respectively, and $5.7 million and $11.6 million for the six months ended June 30, 2021 and 2020, respectively, related to the RPI Agreement.

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

Performance Stock Units

In May 2021, the Compensation and Talent Committee of the Company’s Board of Directors (“the Compensation Committee”) granted a total of 375,000 Performance Stock Units (“PSUs”) to certain employees with a weighted average grant date fair value of $25.32 per unit.  The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSUs consist of two equal tranches with 50% of each tranche vesting upon achieving certain performance criteria and 50% vesting at the one-year anniversary of such achievement provided the recipient has been continuously employed by the Company. The first tranche vests upon certification by the Compensation Committee that the new drug application (“NDA”) for omecamtiv mecarbil has been filed and accepted by the U.S. Food and Drug Administration (“FDA”) and the second tranche vests upon certification by the Compensation Committee that the FDA approval of the NDA is with an approved label that is consistent with the expectations underlying the Company’s commercial launch plans for omecamtiv mecarbil in effect immediately prior to such approval. During the three-months ended June 30, 2021, the Company recognized expense of $0.7 million for the first tranche of PSUs.  No expense has been recognized for the second tranche.  The Company will assess the likelihood of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

Note 9 — Commitments and Contingencies

Leases

In May 2021, we amended the lease agreement for buildings 250, 256 and 280 East Grand Avenue, South San Francisco, California for our existing facilities and extended the lease term until June 30, 2022, which was accounted for as a lease modification in accordance with Topic 842. Pursuant to such guidance, the Company remeasured the modified lease using the revised term as of the modification date. Adjustments were made to reflect the remeasured liability with the offset to the right-of-use asset. The lease includes rental payments and payment of certain operating expenses. Under the lease terms, we have minimum rental fee payment obligations of 0.5 million per month through the remaining term. As of June 30, 2021, the remaining lease term is 1.0 years, and the discount rate used to determine the operating lease liability was 6.8%.

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility located in South San Francisco, California and in May 2020 and January 2021, we entered into first and second amendments to the lease (collectively the “Oyster Point Lease”). The Oyster Point Lease commenced on March 31, 2021 and upon commencement, we recognized a right-of-use asset of $77.9 million, a short-term lease liability of $3.7 million and a long-term lease liability of $85.3 million. The long-term lease liability includes $11.1 million of tenant improvement reimbursements as of March 31, 2021. The Oyster Point Lease expires on September 30, 2033 and we have two consecutive five-year options to extend the lease. The options to extend the lease term were not included as part of the right-of-use asset or lease liability as the exercise of the options were not reasonably assured at the inception of the lease. We will be required to start making rent payments in October 2021. As of June 30, 2021, the remaining lease term of the Oyster Point Lease is 12.3 years and the discount rate used to determine the related lease liability was 9.8%. We paid a total security deposit of $5.1 million in December 2019 and December 2020. The landlord will provide a tenant improvement allowance of $43.6 million in aggregate for costs relating to the initial design and construction of the improvements. As of June 30, 2021, we had $32.4 million in construction in progress related to the Oyster Point Lease and the total commitment of undiscounted lease payments for the Oyster Point Lease was $230.5 million.

The undiscounted future non-cancellable lease payments under all our lease agreements as of June 30, 2021 is as follows (in thousands):

Years ending December 31:
2021 remainder	$4,133
2022	16,098
2023	17,216
2024	17,668
2025	18,249
Thereafter	163,434
Total undiscounted future lease payments	236,798
Less: Present value adjustments	(128,895)
Total lease liability	$107,903

As of June 30, 2021, the weighted average remaining lease term is 12.0 years and the weighted average discount rate used to determine the operating lease liability is 9.8%.

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2021 and 2020 was $2.6 million and $3.6 million, respectively, and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

Rent expense was $5.3 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively, and $6.7 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively.

Note 10 – Subsequent Events

Public Offering of Common Stock

On July 23, 2021, we closed an underwritten public offering of 11,500,000 shares of our common stock at a public offering price of $27.50, which included the exercise in full by the underwriters of their option to purchase up to 1,500,000 shares of our common stock at the same price.  The gross proceeds were $316.3 million and net proceeds were approximately $297.3 million, after deducting the applicable underwriting discounts and commissions.

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

This report contains forward-looking statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. We intend that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to:

•	guidance concerning revenues, research and development expenses and general and administrative expenses for 2021;
•	the sufficiency of existing resources to fund our operations for at least the next 12 months;
•	our capital requirements and needs for additional financing;
•	our expectations as to our cash utilization for 2021 and afterwards;
•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, including the anticipated timing for initiation of clinical trials, including our planned Phase 3 clinical trials of aficamten (also known as CK-274) in patients with oHCM and reldesemtiv in patients with ALS, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to:

•

decisions by Ji Xing Pharmaceuticals Limited (“Ji Xing”) with respect to the timing, design and conduct of development and commercialization activities for aficamten in the People’s Republic of China (including the Hong Kong SAR and Macau SAR) (together “China”) and Taiwan;

•

our ability to receive funds under the Funding Agreement, dated July 14, 2020 (the “Funding Agreement”) between us and RTW Royalty Holdings Designated Activity Company (“RTW Royalty Holdings”) or its assignee, RTW Investments ICAV for RTW Fund 1 (“RTW ICAV”), which is subject to certain conditions;

•	our ability to enroll patients in our clinical trials by any particular date;
•	our ability to complete our clinical trials by any particular date;
•	our ability to enter into strategic partnership agreements for any of our programs on acceptable terms and conditions or in accordance with our planned timelines;
•	our ability to obtain additional financing on acceptable terms, if at all;
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

Our clinical-stage drug candidates are: omecamtiv mecarbil, a novel cardiac myosin activator, CK-136 (formerly known as AMG 594), a novel cardiac troponin activator, reldesemtiv, a novel fast skeletal muscle troponin activator (“FSTA”), aficamten (also known as CK-3773274 or CK-274, a novel cardiac myosin inhibitor, and CK-3772271 (“CK-271”), our second novel cardiac myosin inhibitor.

Omecamtiv mecarbil was developed under a strategic alliance with Amgen Inc. (“Amgen”) and is being evaluated for the potential treatment of heart failure.  We previously announced positive results from GALACTIC-HF (Global Approach to Lowering Adverse Cardiac Outcomes Through Improving Contractility in Heart Failure), a Phase 3 cardiovascular outcomes clinical trial of omecamtiv mecarbil in heart failure. Currently, we are conducting METEORIC-HF (Multicenter Exercise Tolerance Evaluation of Omecamtiv Mecarbil Related to Increased Contractility in Heart Failure), a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance.

CK-136 (formerly known as AMG 594) was discovered under our joint research program with Amgen. In collaboration with us, Amgen conducted a randomized, placebo-controlled, double-blind, single and multiple ascending dose, single-center Phase 1 study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-136 in healthy subjects.

Aficamten (also known as CK-274) is a novel, oral, small molecule cardiac myosin inhibitor. Aficamten arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. Aficamten was designed to reduce the hypercontractility that is associated with hypertrophic cardiomyopathy (“HCM”).

Aficamten is being evaluated in patients with symptomatic, obstructive HCM. Following the results of REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM), a Phase 2 multicenter, randomized, placebo-controlled, double-blind, dose-finding clinical trial of aficamten, we are planning to commence a Phase 3 multicentered, randomized, placebo-controlled, double blind clinical trial in aficamten by the end of 2021 to evaluate the effectiveness of aficamten in treating symptomatic, obstructive HCM.

CK-271 is our second novel, oral, small molecule cardiac myosin inhibitor. CK-271 produces reversible dose and plasma concentration-dependent reductions in cardiac contractility without affecting heart rate in preclinical models. CK-271 reduces compensatory cardiac hypertrophy and cardiac fibrosis in preclinical models of HCM and heart failure with preserved ejection fraction.

Reldesemtiv selectively activates the fast skeletal muscle troponin complex in the sarcomere by increasing its sensitivity to calcium, leading to an increase in skeletal muscle contractility. Reldesemtiv was developed under our joint development program with Astellas Pharma Inc. (“Astellas”).

In collaboration with Astellas, we conducted a Phase 2 clinical trial of reldesemtiv in patients with spinal muscular atrophy (“SMA”) and a Phase 2 clinical trial of reldesemtiv in patients with amyotrophic lateral sclerosis (“ALS”), called FORTITUDE-ALS (Functional Outcomes in a Randomized Trial of Investigational Treatment with CK-2127107 to Understand Decline in Endpoints – in ALS). Astellas, in collaboration with us, conducted a Phase 2 clinical trial of reldesemtiv in patients with chronic obstructive pulmonary disease (“COPD”) and a Phase 1b clinical trial of reldesemtiv in elderly subjects with limited mobility. COURAGE-ALS (Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS) is our Phase 3 clinical trial of reldesemtiv in patients with ALS.

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

Our research and development expenses for the three months ended June 30, 2021 and 2020 were $36.4 million and $21.8 million, respectively, and $68.0 million and $43.5 million for the six months ended June 30, 2021 and 2020, respectively.

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

Amgen Strategic Alliance

Our strategic alliance with Amgen to discover, develop, and commercialize novel small molecule therapeutics designed to activate cardiac muscle, including omecamtiv mecarbil, for the potential treatment of heart failure was governed by the collaboration and option agreement dated December 29, 2006, as amended (the “Amgen Agreement”). Prior to the effective termination of the Amgen Agreement, Amgen had exclusive, worldwide rights to develop and commercialize omecamtiv mecarbil and related compounds subject to our specified development and commercial participation rights. Amgen also entered an alliance with Les Laboratoires Servier and Institut de Recherches Internationales Servier (“Servier”) for exclusive commercialization rights for omecamtiv mecarbil in Europe as well as the Commonwealth of Independent States (“CIS”), including Russia; Servier has contributed funding for development and provides strategic support to the program.

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

On November 23, 2020, we announced that Amgen had elected to terminate the Amgen Agreement and thereby end its collaboration with Cytokinetics, and intended to transition development and commercialization rights for omecamtiv mecarbil and CK-136 (formerly known as AMG 594) to Cytokinetics.

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

The termination of the Amgen Agreement was effective May 20, 2021, at which time worldwide rights related to the development and commercialization of omecamtiv mecarbil and CK-136 (formerly AMG 594) reverted to Cytokinetics. Cytokinetics and Amgen have entered into several agreements to facilitate the transition of the programs for omecamtiv mecarbil and CK-136 to Cytokinetics, including an agreement for the sale and purchase of approximately 2.0 tons of active pharmaceutical ingredient of omecamtiv mecarbil.

We have engaged and will continue to engage with regulatory authorities in 2021 regarding the results of GALACTIC-HF with the objective to assess potential regulatory paths for new drug application (“NDA”) submission for omecamtiv mecarbil and concurrently we are continuing our commercial planning activities. Finally, we are evaluating a wide range of corporate development strategies for potential co-development, co-commercialization and licensing deals in relation to omecamtiv mecarbil and our other drug candidates in order to mitigate the cost effects of the termination of the Amgen Agreement and Servier Agreement and enhance our commercial capabilities.

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

On May 17, 2021, at the American College of Cardiology 70th Annual Scientific Session, we announced data from a secondary analysis of GALACTIC-HF assessing the effect of omecamtiv mecarbil on clinical outcomes in relationship to patient baseline ejection fraction. The analysis evaluated the effect of patient treatment with omecamtiv mecarbil based on quartiles of baseline EF defined as EF ≤22%, EF 23-28%, EF 29-32% and EF ≥33% as well as considering baseline EF as a continuous variable. The incidence of the primary outcome of first heart failure event or cardiovascular death increased with decreasing ejection fraction; in the lowest LVEF quartile (EF ≤22%) the incidence (35.6 per 100 patient-years) was almost 80% greater than in the highest EF quartile (EF ≥33%; 20 per 100 patient-years). Treatment with omecamtiv mecarbil demonstrated a 15% (HR 0.85; 95% CI 0.74-0.97; p = 0.016) and 17% (HR 0.83; 95% CI 0.73-0.95; p = 0.005) relative risk reduction in the lower two quartiles, respectively, compared to no difference in the upper two quartiles.

Analysis of ejection fraction as a continuous variable demonstrated a progressively larger treatment effect of omecamtiv mecarbil with decreasing ejection fraction. Accordingly, the absolute treatment effect on the primary composite endpoint also increased between the patients treated with placebo and omecamtiv mecarbil as baseline ejection fraction decreased such that in the lowest ejection fraction quartile, there was an absolute reduction of 7.4 events per 100 patient-years, with a number-needed-to-treat of 11.8 patients necessary to prevent an event over three years.

On June 30, 2021, at the European Society of Cardiology-Heart Failure Congress, we announced additional analyses from GALACTIC-HF demonstrating patients with atrial fibrillation or flutter have increased treatment effect with omecamtiv mecarbil; patients with higher baseline NT-proBNP have increased treatment effect with omecamtiv mecarbil; and patients with severe heart failure have increased treatment effect with omecamtiv mecarbil.

We are continuing to review prespecified analyses and supplemental analyses of results of GALACTIC-HF. In addition, we have engaged and will continue engaging regulatory authorities in 2021 with the objective to assess potential regulatory paths and continuing our commercial planning activities.

METEORIC-HF: We are conducting METEORIC-HF, a second Phase 3 clinical trial intended to evaluate its potential to increase exercise performance. Patients are being randomized in a 2:1 fashion to omecamtiv mecarbil, which is started at 25 mg twice daily and titrated to 25, 37.5 or 50 mg twice daily based on the same pharmacokinetics-guided dosing regimen as is used in GALACTIC-HF, or to placebo. METEORIC-HF is planned to enroll approximately 270 symptomatic chronic heart failure patients in nine countries. The primary endpoint of METEORIC-HF is change in peak oxygen uptake on Cardio-Pulmonary Exercise Testing (“CPET”) from baseline to Week 20. Secondary endpoints include change in total workload during CPET from baseline to Week 20, change in ventilatory efficiency during CPET from baseline to Week 20 and change in the average daily activity units measured over 2 weeks from baseline to Week 18-20. After temporarily suspending enrollment in METEORIC-HF due to the COVID-19 pandemic earlier this year, we resumed enrollment in June 2020. On June 15, 2021 we announced that patient enrollment had been completed for METEORIC-HF.

Omecamtiv mecarbil: Microgenics Immunoassay Development

Amgen and Microgenics Corporation (“Microgenics”) are parties to that certain Collaborative Development and Commercialization Agreement, dated July 26, 2012 (as amended from time to time, the “Assay Agreement”), for the development of an antibody-based immunoassay (the “Microgenics OM Assay”) used for the in vitro measurement of concentrations of omecamtiv mecarbil in human blood and other bodily fluids, as well as related calibrator and controls, based on immunoassay technologies developed by Microgenics and its affiliates suitable for application on automated chemistry analyzers. The Microgenics OM Assay was intended to ensure personalized dose optimization of omecamtiv mecarbil in patients being treated. The Microgenics OM Assay was utilized in both GALACTIC-HF and METEORIC-HF to enable optimal dose titration in patients. We have been informed by Amgen that the Assay Agreement terminated contemporaneously with the termination of the Amgen Agreement.  Consequently, we are pursuing the development and/or usage of alternative dosage selection tests to the Microgenics OM Assay to be used for personalized dose optimization of omecamtiv mecarbil if required by FDA or other regulatory authorities in order to obtain marketing approval of omecamtiv mecarbil.

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

CK-136: Clinical Development

In collaboration with Cytokinetics, Amgen conducted a randomized, placebo-controlled, double-blind, single and multiple ascending dose, single-center Phase 1 study to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of CK-136 in healthy subjects. As a result of the effective termination of the Amgen Agreement on May 20, 2021, worldwide rights related to the development and commercialization of CK-136 reverted to Cytokinetics, and Cytokinetics and Amgen have entered into several agreements to facilitate the transition of the CK-136 program to Cytokinetics.

Aficamten (also known as CK-274)

Aficamten is a novel, oral, small molecule cardiac myosin inhibitor that our company scientists discovered. Aficamten arose from an extensive chemical optimization program conducted with attention to therapeutic index and pharmacokinetic properties that may translate into next-in-class potential in clinical development. Aficamten was purposely designed to reduce the hypercontractility that is associated with HCM. In preclinical models, aficamten reduces myocardial contractility by binding directly to cardiac myosin at a distinct and selective allosteric binding site, thereby preventing myosin from entering a force producing state. Aficamten reduces the number of active actin-myosin cross bridges during each cardiac cycle and consequently reduces myocardial contractility. This mechanism of action may be therapeutically effective in conditions characterized by excessive hypercontractility, such as HCM. The preclinical pharmacokinetics of aficamten were characterized evaluated and optimized for potential rapid onset, ease of titration and rapid symptom relief in the clinical setting. The initial focus of the development program for aficamten will include an extensive characterization of its pharmacokinetics/pharmacodynamic (“PK/PD”) relationship as has been a hallmark of Cytokinetics’ industry-leading development programs in muscle pharmacology. The overall development program will assess the potential of aficamten to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM.

Aficamten: Clinical Development

We conducted a Phase 1 double-blind, randomized, placebo-controlled, multi-part, single and multiple ascending dose clinical trial of CK-274 to assess the safety and tolerability, pharmacokinetics and pharmacodynamics of aficamten in healthy subjects. In September 2019 we presented data from the Phase 1 study of CK-274 at the HFSA 23rd Annual Scientific Meeting in Philadelphia. The study met its primary and secondary objectives to assess the safety and tolerability of single and multiple oral doses of aficamten, describe the pharmacokinetics of CK-274 and its pharmacodynamic effects as measured by echocardiography, as well as to characterize the PK/PD relationship with regards to cardiac function. These data support the advancement of aficamten into a Phase 2 clinical trial in patients with obstructive HCM (REDWOOD-HCM), which started in the first quarter of 2020 and will continue to be conducted in 2021.

In 2020, we announced that preclinical data were presented at the Biophysical Society 64th Annual Meeting demonstrating that aficamten has a distinct binding site on cardiac myosin, and selectively reduces cardiac myosin activity in vitro.

In 2020, we presented preclinical data at the American Association of Pharmaceutical Scientists (AAPS) 2020 PharmSci 360 showing that aficamten demonstrated desirable pharmacokinetics in vivo, supporting the intended pharmacokinetic profile of once daily oral dosing and steady state plasma concentrations reached within two weeks of dosing onset in humans and steady state plasma concentrations achieved within two weeks of initiation of dosing.

On December 9, 2020, we announced that interim analysis of data from Cohort 1 of REDWOOD-HCM showed patients experienced substantial reductions in the average resting left ventricular outflow tract gradient (LVOT-G) as well as the post-Valsalva LVOT-G (defined as resting gradient <30 mmHg and post-Valsalva gradient <50 mmHg). These clinically relevant decreases in pressure gradients were achieved with only modest decreases in average left ventricular ejection fraction (“LVEF”); there were no dose interruptions due to LVEF falling below 50%, the prespecified safety threshold. Pharmacokinetic data were similar to those observed in Phase 1. In addition, the safety and tolerability data were supportive of continued dose escalation with no serious adverse events attributed to study treatment reported by the investigators.

Based on the interim analysis of data from Cohort 1 of REDWOOD-HCM, the steering committee and the data monitoring committee of REDWOOD-HCM recommended that the trial proceed to Cohort 2. Enrollment in Cohort 2 of REDWOOD-HCM completed in the first quarter of 2021. Full results from REDWOOD-HCM across both Cohort 1 and Cohort 2 are expected in mid-2021.

On January 11, 2021, we announced that the FDA granted orphan drug designation to aficamten for the treatment of symptomatic HCM.

On January 13, 2021, we announced that the first patient had been dosed in Cohort 2 of REDWOOD-HCM resulting in a $2.5 million milestone payment to us under our agreement with Ji Xing.

On April 12, 2021, we announced that data related to the optimization of aficamten, including the first disclosure of its chemical structure, were presented at the American Chemical Society Spring 2021 Virtual Meeting.

On May 4, 2021, we announced the opening of enrollment in Cohort 3 of REDWOOD-HCM. Cohort 3 will enroll 8-12 patients whose background therapy includes disopyramide to assess the safety, tolerability and pharmacokinetic effects of aficamten in patients taking disopyramide.

On May 6, 2021, we announced that the first site had been activated to enroll patients in REDWOOD-HCM OLE, an open-label extension clinical study designed to assess the long-term safety and tolerability of CK-274 in patients with symptomatic obstructive HCM (“oHCM”). Eligible patients have completed participation in REDWOOD-HCM, the Phase 2 clinical trial of aficamten.

On July 19, 2021, we announced positive topline results of Cohorts 1 and 2 of REDWOOD-HCM. Specifically, results from Cohorts 1 and 2 of REDWOOD-HCM demonstrated that treatment with aficamten for 10 weeks resulted in statistically significant reductions from baseline compared to placebo in the average resting left ventricular outflow tract pressure gradient (“LVOT-G”) (p=0.0003, p=0.0004, Cohort 1 and Cohort 2, respectively) and the average post-Valsalva LVOT-G (p=0.001, p<0.0001, Cohort 1 and Cohort 2, respectively). The majority of patients treated with aficamten (78.6% in Cohort 1 and 92.9% in Cohort 2) achieved the target goal of treatment, defined as resting gradient <30 mmHg and post-Valsalva gradient <50 mmHg at Week 10 compared to placebo (7.7%). Reductions in LVOT-G occurred within two weeks of initiating treatment with aficamten, were maximized within two to six weeks of the start of dose titration, and were sustained until the end of treatment at 10 weeks. The observed reductions in LVOT-G were dose dependent, with patients achieving greater reductions of LVOT-G with increasing doses of aficamten. Treatment with aficamten in REDWOOD-HCM was generally well tolerated. The incidence of adverse events was similar between treatment arms. No serious adverse events were attributed to aficamten and no treatment interruptions occurred on aficamten. No new cases of atrial fibrillation in patients treated with aficamten were reported. In this dose-range finding trial, one patient experienced a transient decrease in LVEF that required dose adjustment but not dose interruption. LVEF returned to baseline within two weeks after the end of treatment in both cohorts, which was consistent with the reversibility of LVEF decreases that were similarly observed in healthy participants in the Phase 1 study of aficamten.

Ji Xing Strategic Alliance

On July 14, 2020, we entered into a certain License and Collaboration Agreement with Ji Xing (the “Ji Xing License Agreement”), pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize aficamten in China and Taiwan. Under the terms of the Ji Xing License Agreement, we received from Ji Xing an upfront payment of $25.0 million. We may be eligible to receive from Ji Xing milestone payments totaling up to $200.0 million for the achievement of certain development and commercial milestone events in connection to aficamten in the field of obstructive hypertrophic cardiomyopathy, or oHCM, and/or non-obstructive hypertrophic cardiomyopathy, or nHCM, and other indications. In addition, Ji Xing will pay us tiered royalties in the low-to-high teens range on the net sales of aficamten in China and Taiwan, subject to certain reductions for generic competition, patent expiration and payments for licenses to third party patents. The Ji Xing License Agreement, unless terminated earlier, will continue on a market-by-market basis until expiration of the relevant royalty term.

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

Also on December 14, 2020, we announced the design of COURAGE-ALS (Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS), the planned Phase 3 clinical trial of reldesemtiv in patients with ALS. COURAGE-ALS is expected to enroll approximately 555 patients with ALS, and we recently confirmed our decision to commence COURAGE-ALS by the end of 2021. Patients will be randomized 2:1 to receive 300 mg of reldesemtiv or matching placebo dosed orally twice daily for 24 weeks, followed by a 24-week period in which all patients will receive 300 mg of reldesemtiv twice daily. Eligible patients will be within the first two years of their first symptom of muscle weakness, have a vital capacity of ≥65% predicted, and a screening ALS Functional Rating Scale – Revised (ALSFRS-R) ≤44. Patients currently taking stable doses of Radicava® (edaravone) and/or Rilutek® (riluzole) will be permitted and randomization stratified accordingly. The primary efficacy endpoint will be change from baseline to 24 weeks in ALSFRS-R. Secondary endpoints include combined assessment of ALSFRS-R total score; time to onset of respiratory insufficiency and survival time up to week 24 using a joint rank test; change from baseline to 24 weeks for vital capacity; ALSAQ-40; and bilateral handgrip strength. Two unblinded interim analyses by the Data Monitoring Committee are planned. The first will assess for futility, 12 weeks after approximately one-third or more of the planned sample size is randomized. A second interim analysis will also assess for futility, and there will be an option for a fixed increase in total enrollment if necessary to augment the statistical power of the trial. This Phase 3 clinical trial design builds on insights gained from FORTITUDE-ALS, further exploring the hypothesis that fast skeletal muscle activation with reldesemtiv may be an important therapeutic strategy in ALS.

On August 2, 2021 we announced that COURAGE-ALS is open to enrollment.

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

Ongoing Research in Skeletal Muscle Activators

Currently our research on the direct activation of skeletal muscle continues in two areas. We are conducting translational research in preclinical models of disease and muscle function with FSTAs to explore the potential clinical applications of this novel mechanism in diseases or conditions associated with skeletal muscle dysfunction. We also conducted preclinical research on other chemically and pharmacologically distinct skeletal sarcomere activators in our joint research program with Astellas, which was extended through March 31, 2021.

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

Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for a vast majority of our employees effective March 16, 2020, while maintaining certain essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite procedures. We have since implemented a voluntary return to work for our employees subject to precautionary measures such as mandatory temperature checks for those employees that do work on site from time to time.  We are currently accommodating both our employees who wish to work onsite on a several days per week basis and those employees who wish to work entirely remotely.  We expect our employees to be returning to onsite work in larger numbers over the next few months and that the vast majority will have chosen to be vaccinated against COVID-19.  We will continue to monitor the evolution of the pandemic and take appropriate precautionary actions in accordance with applicable laws and guidelines.

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

After temporarily suspending enrollment in METEORIC-HF and REDWOOD-HCM due to the COVID-19 pandemic in the second quarter of 2020, we resumed enrollment in both trials by mid-year 2020 and have since completed enrollment in METEORIC-HF and Cohorts 1 and 2 of REDWOOD-HCM.

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

Revenues for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	Increase (Decrease)	June 30, 2021	June 30, 2020	Increase (Decrease)
Research and development revenues	$2,843	$3,593	$(750)	$9,391	$7,418	$1,973
Total revenues	$2,843	$3,593	$(750)	$9,391	$7,418	$1,973

Research and development revenues were $2.8 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively, and $9.4 million and $7.4 million for the six months ended June 30, 2021 and 2020, respectively. Research and development revenues primarily consisted of research and development revenue from our collaborations with Amgen of $2.5 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and $7.4 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively, and Astellas of $0.3 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $2.0 million and $2.7 million, for the six months ended June 30, 2021 and 2020, respectively.

There was no license or milestone revenues for the three and six months ended June 30, 2021.

We expect future revenues from Amgen and Astellas to decline due to the termination of the Amgen Agreement effective May 20, 2021, and Astellas OSSA Agreement effective November 1, 2021.

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

Research and development expenses for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	Increase (Decrease)	June 30, 2021	June 30, 2020	Increase (Decrease)
Cardiac muscle contractility	$26,175	$12,773	$13,402	$42,412	$24,881	$17,531
Skeletal muscle contractility	3,094	2,443	651	11,450	5,062	6,388
All other research programs	7,174	6,574	600	14,142	13,585	557
Total research and development expenses	$36,443	$21,790	$14,653	$68,004	$43,528	$24,476

Research and development expenses for the three and six months ended June 30, 2021 increased by $14.7 million and $24.5 million from the three and six months ended June 30, 2020, respectively, primarily due to higher expenses for our cardiac myosin inhibitor program, for METEORIC-HF, and for reldesemtiv related to COURAGE-ALS.  Included in the cardiac muscle contractility expense are transition costs for the Amgen contract and the purchase of approximately $7.3 million of materials including active pharmaceutical ingredient of omecamtiv mecarbil, representing about half of our purchase commitment.  The remaining half will be recognized next quarter when the material is shipped.

We continue to develop reldesemtiv to treat ALS and we recently announced that COURAGE-ALS, the Phase 3 clinical trial of reldesemtiv in patients with ALS, is open to enrollment. We may also continue to develop reldesemtiv to treat SMA. Under the Astellas FSRA Agreement, Astellas has agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with Cytokinetics’ Phase 3 clinical trial, COURAGE-ALS, of reldesemtiv in ALS up to a maximum contribution by Astellas of $12.0 million.

Under our strategic alliance with Amgen, Amgen was responsible for the development of omecamtiv mecarbil until the effective termination of the Amgen Agreement (May 20, 2021). Following the effective termination of the Amgen Agreement, we expect to continue the Phase 3 development of omecamtiv mecarbil for the potential treatment of heart failure, at our own cost. We expect to continue the development of aficamten to assess the potential of aficamten to improve exercise capacity and relieve symptoms in patients with hyperdynamic ventricular contraction due to HCM. Under our strategic alliance with Ji Xing, Ji Xing is responsible for the development of aficamten in China and Taiwan, and we may be entitled to receive milestone payments upon the achievement of certain development and commercial milestones.

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

General and administrative expenses for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	Increase (Decrease)	June 30, 2021	June 30, 2020	Increase (Decrease)
Total general and administrative expenses	$21,197	$14,161	$7,036	$36,795	$26,610	$10,185

General and administrative expenses for the three and six months ended June 30, 2021 increased by $7.0 million and $10.2 million, from the three and six months ended June 30, 2020, respectively, primarily due to an increase in personnel related costs including stock-based compensation, higher outside service spend and facilities expense due to the Oyster Point Lease recorded at the end of the first quarter of 2021.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	Increase (Decrease)	June 30, 2021	June 30, 2020	Increase (Decrease)
Term loan	$1,205	$1,205	$-	$2,401	$2,450	$(49)
Convertible notes	2,839	2,668	171	5,604	5,298	306
Warrants	—	—	—	-	184	(184)
Other	29	19	10	56	37	19
Total interest expense	$4,073	$3,892	$181	$8,061	$7,969	$92

Interest expense for the three and six months ended June 30, 2021 and 2020 consists of interest expense related to the Term Loan Agreement and respective warrants by and among the Company, Oxford and Silicon Valley Bank and interest expense related to our 4.0% convertible senior notes due 2026 (the “2026 Notes”). Approximately half of the 2026 Notes’ interest expense is due to the amortization of the discount associated with the equity component of the 2026 Notes.

Interest expense for the three and six months ended June 30, 2021 increased from the three and six months ended June 30, 2020 due to the convertible notes that were issued in November 2019 offset slightly due to the lack of warrant expense in 2021.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to our liability to RPI related to the sale of future royalties under the RPI Royalty Purchase Agreement (the “RPI Liability”) related to sale of future royalties for the three and six months ended June 30, 2021 and 2020 results from accretion of the liability related to sale of future royalties. There were no changes to the significant unobservable inputs for the quarter ended June 30, 2021, however for the six months ended June 30, 2021, we updated our analyses in the first quarter of 2021 to reflect our current assumptions resulting from ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization plans in other key markets outside of the U.S. Our estimates regarding the amount of future royalty payments decreased and the time periods within which we anticipated that such payments will be due changed. Each of these adjustments is accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 15% and $5.7 million for the three months ended December 31, 2020 to 7% and $5.7 million for the six months ended June 30, 2021, respectively. During the six months ended June 30, 2021, the change in estimate had no impact on revenue and reduced the net loss by $2.8 million. The change in accounting estimate reduced the net loss per share by $0.04 during the six months ended June 30, 2021. Our estimates may change in the future as we refine and reassess our assumptions.

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

Non-cash interest expense on liability related to the RPI Agreement for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	Increase (Decrease)	June 30, 2021	June 30, 2020	Increase (Decrease)
Non-cash interest expense recognized	$2,871	$5,912	$(3,041)	$5,666	$11,601	$(5,935)

Interest and Other Income, net

Interest and other income, net for the three and six months ended June 30, 2021 and 2020 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	June 30, 2021	December 31, 2020
Financial assets:
Cash and cash equivalents	$37,154	$82,985
Short-term investments	313,147	381,075
Long-term investments	73,672	36,954
Total cash, cash equivalents and marketable securities	$423,973	$501,014
Borrowings:
Term loan, net	46,788	46,209
Convertible notes, net	92,348	89,504
Total borrowings	$139,136	$135,713
Working capital:
Current assets	$364,229	$474,221
Current liabilities	61,766	31,199
Working capital	$302,463	$443,022

The following table shows a summary of our cash flows for the periods set forth below:

	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash used in operating activities	$(59,015)	$(57,574)
Net cash provided by investing activities	13,605	78,126
Net cash (used in) provided by financing activities	(421)	4,149
	$(45,831)	$24,701

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

Net cash used in operating activities of $59.0 million in the six months ended June 30, 2021 was largely due to ongoing research and development activities, general and administrative expenses to support those activities, and operating lease liability related to the existing and new leases. Net loss for the six months ended June 30, 2021 included, among other items: non-cash stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash interest expense related to debt.

Net cash provided by investing activities of $13.6 million in the six months ended June 30, 2021 was primarily due to purchases of investments offset by proceeds from maturity of investments.

Net cash used in financing activities of $0.4 million in the six months ended June 30, 2021 was due to stock-based activities including the amount used to pay taxes associated with the issuance of equity for stock-based awards.

Future Sources and Uses of Cash – Update for Public Offering in July 2021

On July 23, 2021, we closed an underwritten public offering of 11,500,000 shares of our common stock at a public offering price of $27.50, which included the exercise in full by the underwriters of their option to purchase up to 1,500,000 shares of our common stock at the same price.  The gross proceeds were $316.3 million and net proceeds were approximately $297.3 million, after deducting the applicable underwriting discounts and commissions.

In 2021, in addition to the costs and expenses of our research and development activities, we expect to incur an increase in costs and expenses as compared to previous annual periods as a result of advancement of our pipeline, and our commercial planning activities in view of the potential commercial launch of omecamtiv mecarbil in the U.S. and potentially elsewhere. Such costs and expenses are likely to include an increase in headcount, particularly in our sales and marketing functions, and the procurement of omecamtiv mecarbil drug product for commercial launch. These costs and expenses will be greater than what they would have been had Amgen not elected to terminate the Amgen Agreement and Servier not elected to terminate the Servier Agreement. We may explore potential strategic partnerships and/or structured financing transactions to finance the increased costs and expenses. We will also incur expenses in connection to our relocation from our existing headquarters to our new facilities at Oyster Point in 2021, including holdover rent payable to our current landlord.

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
•

As we advance commercialization plans for omecamtiv mecarbil, which we believe will importantly lay a strong foundation for commercialization of aficamten and the expansion of our cardiovascular franchise, we anticipate that our spending would increase, but we are also studying comparable company best practices and building a fit-for-purpose commercial organization.

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

Future uses of cash also include capital purchases of equipment and tenant improvements to build out the Oyster Point Lease totaling approximately $35.0 million. We intend to occupy the Oyster Point building late 2021 or early 2022.

We have incurred an accumulated deficit of $1,101.0 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of June 30, 2021:

	Payment Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Operating lease obligations(1)	$236.8	$12.9	$33.3	$36.5	$154.1
Long-term debt obligations(2)	55.2	14.7	40.5	—	—
Convertible notes(3)	30.3	5.5	11.0	11.0	2.8
Purchase obligations(4)	18.3	10.6	7.7	—	—
Total contractual obligations	$340.6	$43.7	$92.5	$47.5	$156.9
(1)	Represents undiscounted future non-cancellable lease payments for our operating leases.
(2)	Represents future minimum payments for our term loan, including interest payable and final payment.
(3)	Represents interest payable for our convertible notes.
(4)	Represents payments for materials and software licenses that are firm commitments.

The above table does not include the cancellable purchase orders for the construction of the Oyster Point Lease.

The above table does not include the RPI Liability payments due to the uncertain nature and timing.

The obligations in the above table are as of June 30, 2021. We expect the amount of these obligations to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

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

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses and the absence of any revenues from product sales. For example, we will require significant additional funding to enable us to conduct further development of our product candidates. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than through our Funding Agreement with RTW ICAV (as assignee of RTW Royalty Holdings), and reimbursements, milestone and royalty payments that we may receive under our collaboration agreement with Ji Xing. We may not receive any further funds under those agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

For example, under the Funding Agreement, we have the right to exercise an option to receive up to $90.0 million in cash upon initiation of a global registration program for aficamten in each of oHCM and nHCM if certain conditions are met. No assurance can be given that any of such conditions will be fulfilled prior to expiration of our ability to exercise our option pursuant to the Funding Agreement, and all or part of the proceeds made available to us, may need to be utilized for the prepayment or repayment of other outstanding indebtedness at the time under our Loan and Security Agreement, dated as of May 17, 2019 (the “Term Loan Agreement”) with Oxford Finance LLC (“Oxford”), as collateral agent, and Silicon Valley Bank and Oxford as lenders party thereto (the “Lenders”), pursuant to which the Lenders made available to us a $45.0 million loan (the “Term Loan”) or any other indebtedness we have outstanding at that time. Moreover, in the event we were to exercise our option pursuant to the Funding Agreement, we would be obligated to make royalty payments to RTW ICAV (as assignee of RTW Royalty Holdings) of up to 4% of our net sales of aficamten in the United States, the European Union, Switzerland, the United Kingdom and certain other countries in Europe (collectively referred to as the “Aficamten Territory”), which may or may not be more favorable to us than prevailing interest rates at the time of exercising such option.

To the extent that we raise additional funds through strategic alliances or licensing or other arrangements with third parties, we will likely have to relinquish valuable rights to our technologies, research programs or drug candidates, grant licenses on terms that may not be favorable to us, or, as in the case of the Funding Agreement, incur obligations to pay amounts based on future sales of our product candidate aficamten. To the extent that we raise additional funds by issuing equity securities, our stockholders will experience additional dilution and our share price may decline. To the extent that we raise additional funds through debt financing, the financing may involve covenants that restrict our business activities. In addition, funding from any of these sources, if needed, may not be available to us on favorable terms, or at all, or in accordance with our planned timelines.

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

As of December 31, 2020, we had $183.0 million aggregate principal amount of indebtedness, comprised of $45.0 million under our Term Loan, on a senior secured basis, and $138.0 million under our convertible senior notes due 2026, or the 2026 Notes. Additionally, we have the ability to exercise an option for up to $90.0 million in cash under the Funding Agreement, which, if utilized, will result in additional payment obligations of up to 4% of our net sales of aficamten in the Aficamten Territory. Finally, under our RPI Royalty Purchase Agreement, we will have a payment obligation of 4.5% on worldwide net sales of omecamtiv mecarbil and other Amgen Alliance Compounds, subject to a potential increase of up to an additional 1% under certain circumstances (delay in US marketing approval). We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

The Term Loan Agreement and the indenture related to the 2026 Notes requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. In addition, should we exercise our option pursuant to the Funding Agreement, such agreement contains certain covenants applicable to us, including among other things, development and commercialization diligence obligations in connection to aficamten, use of proceeds, reporting and encumbrances, which could also restrict our business and operations, particularly in connection to our development and commercialization of aficamten.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective, covered by insurance or government sponsored medical plans, and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our clinical-stage drug candidates include omecamtiv mecarbil for the potential treatment of heart failure, reldesemtiv for the potential treatment of ALS and potentially other indications associated with muscle weakness, and aficamten for the potential treatment of HCM and potentially other indications. We cannot be certain that the clinical development of our current or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that may not be commercially marketed for at least several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug candidates, including aficamten and reldesemtiv, which could prevent or significantly delay completion of clinical development and regulatory approval.

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

All of our drug candidates, including aficamten and reldesemtiv, are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would adequately support the filing of an IND (or a foreign equivalent) with respect to our potential drug candidates. Even if the results of preclinical studies for a drug candidate are sufficient to support such a filing, the results of preclinical studies do not necessarily predict the results of clinical trials. As an example, because the physiology of animal species used in preclinical studies may vary substantially from other animal species and from humans, it may be difficult to assess with certainty whether a finding from a study in a particular animal species will result in similar findings in other animal species or in humans. For any of our drug candidates, the results from Phase 1 clinical trials in healthy volunteers and clinical results from Phase 1 and 2 trials in patients are not necessarily indicative of the results of later and larger clinical trials that are necessary to establish whether the drug candidate is safe and effective for the applicable indication. Likewise, interim results from a clinical trial may not be indicative of the final results from that trial, and results from early Phase 2 clinical trials may not be indicative of the results from later clinical trials. For example, early Phase 2 clinical trials of our first-generation FSTA, tirasemtiv, in patients with ALS showed encouraging dose-related trends in measurements of the ALSFRS-R, a clinically validated instrument designed to measure disease progression and changes in functional status, for patients receiving tirasemtiv compared to those receiving placebo. However, BENEFIT-ALS, a Phase 2b clinical trial of tirasemtiv in patients with ALS, did not achieve its primary efficacy endpoint, the mean change from baseline in the ALSFRS-R for patients receiving tirasemtiv compared to those receiving placebo, and in November 2017, we announced that VITALITY-ALS did not achieve its primary endpoint or secondary endpoints. Following the results of VITALITY-ALS, we suspended development of tirasemtiv.

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

•	delays or additional costs in developing, or inability to develop, appropriate formulations of our drug candidates for clinical trial use;
•	slower than expected rates of patient recruitment and enrollment;
•	for those drug candidates that are the subject of a strategic alliance, delays in reaching agreement with our partner as to appropriate development strategies;
•	a regulatory authority may require changes to a protocol for a clinical trial that then may require approval from regulatory agencies in other jurisdictions where the trial is being conducted;

•	a regulatory authority in one jurisdiction may not accept a clinical trial design that is acceptable in another jurisdiction;
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

On November 23, 2020, we announced that Amgen elected to terminate the Amgen Agreement and thereby end its collaboration with Cytokinetics, and that it intended to transition development and commercialization rights for omecamtiv mecarbil and CK-136 to us. The termination of the Amgen Agreement was effective May 20, 2021. Pursuant to the terms of the Amgen Agreement, upon the effective date of Amgen’s termination, research, development and commercialization rights for compounds, including omecamtiv mecarbil and CK-136, have reverted to us. Under the Amgen Agreement, Amgen has certain obligations that survive its termination, including: cooperating with us and our designee(s) to facilitate a reasonably smooth, orderly and prompt transition of the programs, including transfer and assignment to us of specified regulatory filings, data and other information; if requested by us, transferring inventory of compounds to us at our expense; to the extent possible and requested by us, assigning relevant third-party manufacturing agreements to us; and granting to us exclusive and non-exclusive licenses to certain intellectual property rights. In addition, we and Amgen have entered into several agreements to facilitate the transition of the programs for omecamtiv mecarbil and CK-136 to us, including an agreement for the sale and purchase of approximately 2.0 tons of materials including active pharmaceutical ingredient of omecamtiv mecarbil to enable our launch supply of drug product.

No assurance can be made that Amgen will cooperate with us and take such actions required of Amgen under the Amgen Agreement or our other agreements with Amgen to transition the programs for omecamtiv mecarbil and/or CK-136 to us effectively or efficiently. Amgen may not dedicate sufficient resources to enable a prompt and efficient transition; it could reallocate and not make available to us key personnel who are aware of vital program information; it could provide information and take actions in a uncoordinated and inefficient manner that is difficult for our personnel to receive, understand and/or utilize; it could fail to identify program information that we are unaware of and thereby deny us the benefits of such information; it could immediately halt its regulatory interactions and other development activities and/or obstruct us from undertaking such regulatory interactions and other development activities prior to the effective date of termination of the Amgen Agreement; and it could take a narrow interpretation of its transition obligations under the Amgen Agreement and thereby denying us the ability to continue the development activities of omecamtiv mecarbil or CK-136 without duplicative work, all of which could result in substantial delays in the development and/or commercialization programs related to omecamtiv mecarbil and/or CK-136.

No assurance can be made that we will have the full benefit of all contracts between Amgen and various third parties under which such third parties may have provided Amgen with relevant services and/or materials (including drug product and drug substance) for the benefit of the omecamtiv mecarbil and/or CK-136 programs. Certain contracts are not be assignable to us without the cooperation and consent of third parties, and third parties may be unwilling to enter into replacement contracts with us on acceptable terms or at all. In such cases, we would be forced to seek alternative third party service providers and/or CMOs, potentially leading to substantial delays in the omecamtiv mecarbil and/or CK-136 programs and significant costs to us.

No assurance can be made that Amgen will not develop products, or enable its partners to develop products, that compete with omecamtiv mecarbil and/or CK-136 or use the information and experience gained in developing omecamtiv mecarbil and/or CK-136 to its or its partners’ competitive advantage, thereby substantially diminishing the commercial prospects for omecamtiv mecarbil and/or CK-136.

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

The failure to successfully develop, validate and obtain regulatory clearance or approval of an assay for plasma concentrations of omecamtiv mecarbil could delay or harm our development and commercialization strategy for omecamtiv mecarbil.

An important element of our development and commercialization strategy for omecamtiv mecarbil has been the development of the Microgenics OM Assay used for the in vitro measurement of concentrations of omecamtiv mecarbil in human blood and other bodily fluids, which is intended to ensure personalized dose optimization of omecamtiv mecarbil. The Microgenics OM Assay was developed under the Assay Agreement between Amgen and Microgenics Corporation and was utilized in both GALACTIC-HF and METEORIC-HF. We have been informed by Amgen that the Assay Agreement terminated contemporaneously with the termination of the Amgen Agreement.  Consequently, we are pursuing the development and/or usage of alternative dosage selection tests to the Microgenics OM Assay to be used for personalized dose optimization of omecamtiv mecarbil if required by FDA or other regulatory authorities in order to obtain marketing approval of omecamtiv mecarbil. In the event FDA or other regulatory authorities require the continued development and commercialization of the Microgenics OM Assay or an alternative dosage selection test as a condition to regulatory approval of omecamtiv mecarbil, our ability to obtain marketing approval for omecamtiv mecarbil may be significantly delayed or may not be obtainable at all. Moreover, the development of a dosage selection test alternative to the Microgenics OM Assay may be complex from an operational and regulatory perspective because of the potential need for both the drug and the diagnostic to receive regulatory clearance or approval and such approval may not be obtainable in all territories where omecamtiv mecarbil could ultimately be commercialized.

We will depend on Ji Xing for the development and commercialization of aficamten in China and Taiwan.

Under the terms of the Ji Xing License Agreement, Ji Xing will be responsible for the development and commercialization of aficamten in China and Taiwan. The timing and amount of any milestone and royalty payments we may receive under the Ji Xing License Agreement will depend in part on the efforts and successful commercialization of aficamten by Ji Xing. We do not control the individual efforts of Ji Xing, and any failure by Ji Xing to devote sufficient time and effort to the development and commercialization of aficamten or to meet its obligations to us, including for future milestone and royalty payments; or to adequately deploy business continuity plans in the event of a crisis, or to satisfactorily resolve significant disagreements with us could each have an adverse impact on our financial results and operations. We will also depend on Ji Xing to comply with all applicable laws relative to the development and commercialization of aficamten in China and Taiwan. If Ji Xing were to violate, or was alleged to have violated, any laws or regulations during the performance of its obligations for us, it is possible that we could suffer financial and reputational harm or other negative outcomes, including possible legal consequences.

Any termination, breach or expiration of the Ji Xing License Agreement could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestones and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing the development and commercialization of aficamten in China and Taiwan. Alternatively, we may attempt to identify and transact with a new sub-licensee, but there can be no assurance that we would be able to identify a suitable sub-licensee or transact on terms that are favorable to us.

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

Under the Ji Xing License Agreement, we have committed to providing Ji Xing with supply of aficamten for development and commercialization of aficamten in China and Taiwan, which we will have to source from our contract manufacturers. We expect to rely on contract manufacturers to supply all future drug candidates for which we conduct development, as well as other materials required to conduct our clinical trials, and to fulfil our obligations under the Ji Xing License Agreement.

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

If aficamten is approved for marketing by the FDA or other regulatory authorities for the treatment of HCM, it may compete with mavacamten, a drug candidate being developed by Bristol-Myers Squibb Company.

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

We have been granted orphan designation by the FDA and EMA for reldesemtiv for the potential treatment of SMA and ALS and orphan designation by the FDA for aficamten for the potential treatment of symptomatic HCM; however, there can be no guarantee that we will receive orphan approval for reldesemtiv or aficamten, nor that we will be able to prevent third parties from developing and commercializing products that are competitive to reldesemtiv or aficamten.

We have been granted orphan drug designation in the U.S. by the FDA for reldesemtiv for the potential treatment of SMA and the potential treatment of ALS and for aficamten for the potential treatment of symptomatic HCM. In the U.S., upon approval from the FDA of an NDA, products granted orphan drug designation are generally provided with seven years of marketing exclusivity in the U.S., meaning the FDA will generally not approve applications for other product candidates that contain the same active ingredient for the same orphan indication. Even if we are the first to obtain approval of an orphan product and are granted such exclusivity in the U.S., there are limited circumstances under which a later competitor product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our product or due to an inability to assure a sufficient quantity of the orphan drug.

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

We are not guaranteed to maintain orphan status for reldesemtiv or aficamten or to receive orphan status for reldesemtiv or aficamten for any other indication or for any of our other drug candidates for any indication. We are not guaranteed to be granted orphan designation in the E.U. for aficamten by the EMA. If our drug candidates that are granted orphan status were to lose their status as orphan drugs or the marketing exclusivity provided for them in the U.S. or the E.U., our business and results of operations could be materially adversely affected. While orphan status for any of our products, if granted or maintained, would provide market exclusivity in the U.S. and the E.U. for the time periods specified above, we would not be able to exclude other companies from manufacturing and/or selling products using the same active ingredient for the same indication beyond the exclusivity period applicable to our product on the basis of orphan drug status. Moreover, we cannot guarantee that another company will not receive approval before we do of an orphan drug application in the U.S. or the E.U. for a product candidate that has the same active ingredient or is a similar medicinal product for the same indication as any of our drug candidates for which we plan to file for orphan designation and status. If that were to happen, our orphan drug applications for our drug candidate for that indication may not be approved until the competing company’s period of exclusivity has expired in the U.S. or the E.U., as applicable. Further, application of the orphan drug regulations in the U.S. and Europe is uncertain, and we cannot predict how the respective regulatory bodies will interpret and apply the regulations to our or our competitors’ products.

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

On July 24, 2019, we entered into a lease agreement with KR Oyster Point 1, LLC (“Kilroy”), a subsidiary of Kilroy Realty Corporation, relating to the lease of approximately 234,892 square feet of office and laboratory space at a facility (currently under construction) located in South San Francisco, California (the “New Facility”). Kilroy is expected to deliver possession of the New Facility in the fourth quarter of 2021, while the lease (the “Current Lease”) to our existing facility at 280 E Grand Avenue, South San Francisco (the “Old Facility”) expires on June 30, 2022. However, under our Current Lease, notwithstanding the general expiration date of June 30, 2022, our landlord has an early termination right whereby landlord may terminate all or a portion of our lease to the Old Facility at any time on or after January 31, 2022 on 30 days’ prior written notice. In the event that the New Facility is not delivered to us in sufficient time to allow us to move our operations to the New Facility as anticipated, whether as a result of potential construction delays attributable to the COVID 19 pandemic or otherwise, we may be required to holdover the Old Facility past expiry of its term, leading to: (i) additional costs (including holdover rent at 150% of our current rent); (ii) liability under our indemnification obligations owed to our current landlord under the Current Lease; and (iii) disruption to our business.

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

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.3	Amended and Restated Bylaws	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

10.1	Eighth Amendment to Lease, dated May 18, 2021, by and between the Company and Britannia Pointe Grand Limited Partnership					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

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

Dated: August 6, 2021	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching W. Jaw
Ching W. Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert C. Wong
Robert C. Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)