Form 10-Q
period 2021-09-30
CYTOKINETICS INC
filed 2021-11-05
CIK 1061983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of common stock, $0.001 par value, outstanding as of November 1, 2021: 83,882,953

CYTOKINETICS, INCORPORATED

TABLE OF CONTENTS FOR FORM 10-Q

FOR THE three and nine months ended September 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data) (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$90,562	$82,985
Short-term investments	387,074	381,075
Accounts receivable	644	4,420
Prepaid expenses and other current assets	16,661	5,741
Total current assets	494,941	474,221
Long-term investments	191,295	36,954
Property and equipment, net	53,896	13,346
Operating lease right-of-use assets	80,725	2,924
Other assets	6,682	6,358
Total assets	$827,539	$533,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,222	$8,050
Accrued liabilities	31,772	19,315
Current portion of long-term debt	16,875	—
Short-term lease liabilities	13,586	2,785
Other current liabilities	2,413	1,049
Total current liabilities	80,868	31,199
Term loan, net	30,203	46,209
Convertible notes, net	93,885	89,504
Liability related to the sale of future royalties, net	174,775	166,068
Long-term deferred revenue	87,000	87,000
Long-term lease and other non-current liabilities	111,788	440
Total liabilities	578,519	420,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	84	70
Additional paid-in capital	1,426,051	1,105,470
Accumulated other comprehensive (loss) income	(65)	149
Accumulated deficit	(1,177,050)	(992,306)
Total stockholders’ equity	249,020	113,383
Total liabilities and stockholders’ equity	$827,539	$533,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Research and development revenues	$437	$5,187	$9,828	$12,605
License revenues	—	36,501	—	36,501
Milestone revenues	5,000	—	5,000	—
Total revenues	5,437	41,688	14,828	49,106
Operating expenses:
Research and development	48,436	24,202	116,440	67,730
General and administrative	26,202	12,302	62,997	38,912
Total operating expenses	74,638	36,504	179,437	106,642
Operating (loss) income	(69,201)	5,184	(164,609)	(57,536)
Interest expense	(4,161)	(3,976)	(12,222)	(11,945)
Non-cash interest expense on liability related to the sale of future royalties	(2,955)	(5,461)	(8,621)	(17,062)
Interest and other income, net	231	1,078	708	3,183
Net loss	$(76,086)	$(3,175)	$(184,744)	$(83,360)
Net loss per share — basic and diluted	$(0.95)	$(0.05)	$(2.48)	$(1.34)
Weighted-average number of shares used in computing net loss per share — basic and diluted	80,329	68,279	74,460	62,406
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net	(43)	(379)	(214)	279
Comprehensive loss	$(76,129)	$(3,554)	$(184,958)	$(83,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ Equity (Deficit)

(In thousands, except share data) (Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance, December 31, 2020	71,015,183	$70	$1,105,470	$149	$(992,306)	$113,383
Exercise of stock options	187,807	1	1,271	—	—	1,272
Vesting of restricted stock units, net of taxes withheld	360,050	—	(4,449)	—	—	(4,449)
Net share settlement	—	—	(418)	—	—	(418)
Stock-based compensation	—	—	5,261	—	—	5,261
Other comprehensive loss	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(47,104)	(47,104)
Balance, March 31, 2021	71,563,040	$71	$1,107,135	$50	$(1,039,410)	$67,846
Exercise of stock options	276,790	1	2,206	—	—	2,207
Stock-based compensation	—	—	7,093	—	—	7,093
Issuance of common stock under Employee Stock Purchase Plan	64,975	—	969	—	—	969
Other comprehensive loss	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(61,554)	(61,554)
Balance, June 30, 2021	71,904,805	$72	$1,117,403	$(22)	$(1,100,964)	$16,489
Exercise of stock options	421,110	1	3,987	—	—	3,988
Stock-based compensation	—	—	7,767	—	—	7,767
Underwritten public offering of common stock, net of discounts, commissions and offering cost	11,500,000	11	296,894	—	—	296,905
Other comprehensive loss	—	—	—	(43)	—	(43)
Net loss	—	—	—	—	(76,086)	(76,086)
Balance, September 30, 2021	83,825,915	$84	$1,426,051	$(65)	$(1,177,050)	$249,020

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance, December 31, 2019	59,172,124	$59	$853,341	$679	$(865,016)	$(10,937)
Exercise of stock options	12,165	—	93	—	—	93
Vesting of restricted stock units, net of taxes withheld	274,563	—	(2,255)	—	—	(2,255)
Claims settlement under Section 16(b)	—	—	2,151	—	—	2,151
Issuance of warrants	—	—	184	—	—	184
Stock-based compensation	—	—	3,524	—	—	3,524
Other comprehensive income	—	—	—	934	—	934
Net loss	—	—	—	—	(39,405)	(39,405)
Balance, March 31, 2020	59,458,852	$59	$857,038	$1,613	$(904,421)	$(45,711)
Exercise of stock options	396,379	1	3,333	—	—	3,334
Stock-based compensation	—	—	4,527	—	—	4,527
Issuance of common stock under Employee Stock Purchase Plan	86,839	—	826	—	—	826
Other comprehensive loss	—	—	—	(276)	—	(276)
Net loss	—	—	—	—	(40,780)	(40,780)
Balance, June 30, 2020	59,942,070	$60	$865,724	$1,337	$(945,201)	$(78,080)
Exercise of stock options	171,363	—	1,227	—	—	1,227
Exercise of warrants	95,932	—	—	—	—	—
Stock-based compensation	—	—	4,692	—	—	4,692
Underwritten public offering of common stock, net of discounts, commissions and offering cost	8,385,417	8	188,875	—	—	188,883
Issuance of common stock upon private placement	2,000,000	2	36,435	—	—	36,437
Other comprehensive loss	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	(3,175)	(3,175)
Balance, September 30, 2020	70,594,782	$70	$1,096,953	$958	$(948,376)	$149,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYTOKINETICS, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(184,744)	$(83,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense on liability related to sale of future royalties	8,707	17,119
Non-cash stock-based compensation expense	20,121	12,743
Non-cash lease expense	5,407	3,126
Depreciation and amortization of property and equipment	1,542	1,360
Interest receivable and amortization on investments	3,440	(402)
Non-cash interest expense related to debt	5,250	4,949
Changes in operating assets and liabilities:
Accounts receivable	3,776	198
Prepaid and other assets	(11,244)	294
Accounts payable	(2,802)	(1,422)
Accrued and other liabilities	13,821	5,645
Operating lease liabilities	33,466	(3,457)
Other non-current liabilities	5,475	—
Net cash used in operating activities	(97,785)	(43,207)
Cash flows from investing activities:
Purchases of investments	(493,450)	(166,547)
Maturities of investments	326,156	148,147
Sales of investments	3,300	—
Purchases of property and equipment	(31,118)	(4,497)
Net cash used in investing activities	(195,112)	(22,897)
Cash flows from financing activities:
Proceeds from public offerings of common stock, net of discounts, commissions and offering cost	296,905	188,883
Proceeds from private placement, net	—	36,225
Proceeds from and payments for stock-based award activities, net	3,569	3,224
Claims settlement under Section 16(b)	—	2,151
Net cash provided by financing activities	300,474	230,483
Net increase in cash and cash equivalents	7,577	164,379
Cash and cash equivalents, beginning of period	82,985	36,433
Cash and cash equivalents, end of period	$90,562	$200,812

Non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$83,208	$1,106
Amounts unpaid for purchases of property and equipment	10,974	—

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

Our financial statements contemplate the conduct of our operations in the normal course of business. We have incurred an accumulated deficit of $1,177.1 million since inception and there can be no assurance that we will attain profitability. The Company anticipates that it will have operating losses and net cash outflows in future periods.

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

Note 2 — Net Loss Per Share

The following instruments were excluded from the computation of diluted net loss per share for the periods presented because their effect would have been antidilutive (in thousands):

	September 30, 2021	September 30, 2020
Options to purchase common stock	9,511	8,805
Warrants to purchase common stock	48	62
Restricted stock and performance units	1,515	1,124
Shares issuable related to the ESPP	38	36
Shares issuable upon conversion of convertible notes	16,675	16,675
Total shares	27,787	26,702

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

We recognize research and development revenue for reimbursements from Amgen of both internal costs of certain full-time employee equivalents and other costs related to the Amgen Agreement, which terminated effective as of May 20, 2021. There was no research and development revenue from Amgen for the three months ended September 30, 2021. Research and development revenue from Amgen was $3.8 million for the three months ended September 30, 2020, and $7.4 million and $8.3 million for the nine months ended September 30, 2021 and 2020, respectively, and consists of reimbursement of costs we incurred related to METEORIC-HF.

We had no accounts receivable from Amgen as of September 30, 2021. Accounts receivable from Amgen was $1.7 million as of December 31, 2020.

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

Under the Astellas FSRA Agreement, Astellas agreed to pay one-third of the out-of-pocket clinical development costs which may be incurred in connection with the Company’s Phase 3 clinical trial of reldesemtiv in ALS, up to a maximum contribution by Astellas of $12 million. In addition, Astellas agreed to non-cash contributions to the Company, which include the transfer of its existing inventories of active pharmaceutical ingredient of reldesemtiv and CK-601. Astellas has also agreed to the continued conduct of ongoing stability studies pertaining to such existing inventories of active pharmaceutical ingredient, at Astellas’ cost. In exchange, the Company will pay Astellas a low- to mid- single digit royalty on sales of reldesemtiv in the United States, Canada, United Kingdom and the European Union until the later of (i) ten years following the first commercial sale of such product in a major market country, or (ii) December 31, 2034, subject to certain royalty reduction provisions. The Company will not owe Astellas royalties on sales of reldesemtiv in any other country, or on the sale of any FSRA compounds or related products other than reldesemtiv.

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

Research and development revenue from Astellas was $0.5 million and $1.4 million for the three months ended September 30, 2021 and 2020 respectively, and $2.5 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively.

We had accounts receivable from Astellas of $0.6 million as of September 30, 2021 and $2.7 million as of December 31, 2020.

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

License revenues and milestone revenues for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
License revenues	$—	$36,501	$—	$36,501
Milestone revenues	5,000	—	5,000	—
	$5,000	$36,501	$5,000	$36,501

We assessed this arrangement in accordance with ASC 606 and concluded that there is one performance obligation relating to the license of functional intellectual property. The performance obligation was satisfied, and we recognized the residual allocation of arrangement consideration as revenue of $36.5 million for 2020. No license revenue was recognized for the three and nine months ended September 30, 2021. Due to the nature of development, including the inherent risk of development and approval by regulatory authorities, we are unable to estimate if and when the development milestone payments could be achieved or become due and, accordingly, we consider the milestone payments to be fully constrained and exclude the milestone payments from the initial transaction price.

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

We recognized a $5.0 million milestone from Ji Xing as of September 30, 2021 for initiation of a phase 3 clinical trial for aficamten in obstructive HCM. Although our contractual right to payment has not yet arisen under the Ji Xing License Agreement, we determined recognition of the milestone in accordance with ASC 606 during the third quarter of 2021 was appropriate based on our expected initiation of a phase 3 clinical trial of aficamten in obstructive HCM and recorded a corresponding contract asset in other current assets in our condensed consolidated balance sheet as of September 30, 2021.

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

In exchange for the Funding Commitment and upon receipt of such funding from RTW Royalty Holdings, we have agreed to make payments to RTW Royalty Holdings equal to 2%, if RTW Royalty Holdings funds $45.0 million of the Funding Commitment, or 4%, if RTW Royalty Holdings funds the full $90.0 million of the Funding Commitment, in each case in respect of net sales of aficamten by us and any of our licensees in the United States, the European Union, Switzerland, the United Kingdom and certain other countries in Europe (collectively referred to as the “Aficamten Territory”). In addition, should we exercise our option to draw funds pursuant to the Funding Agreement, such agreement contains certain covenants applicable to us, including, among other things, development and commercialization diligence obligations in connection to the Aficamten Territory, use of proceeds, reporting and encumbrances. There are no performance obligations related to the Funding Agreement, as access to the Funding Commitment is at the option of the Company and based upon the achievement of certain development milestones.

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

Fair value of financial assets:

The follow tables set forth the fair value of our financial assets, which consists of cash equivalents and investments classified as available-for-sale securities, that were measured on a recurring basis (in thousands):

		September 30, 2021
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$68,688	$—	$—	$68,688
U.S. Treasury securities	Level 1	161,122	13	(14)	161,121
Agency bonds	Level 2	34,584	5	(9)	34,580
Commercial paper	Level 2	204,097	14	(1)	204,110
Corporate obligations	Level 2	198,181	—	(73)	198,108
		$666,672	$32	$(97)	$666,607

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	Level 1	$80,050	$—	$—	$80,050
U.S. Treasury securities	Level 1	274,407	147	(8)	274,546
Agency bonds	Level 2	51,581	15	(3)	51,593
Commercial paper	Level 2	49,500	3	(1)	49,502
Corporate obligations	Level 2	42,392	7	(11)	42,388
		$497,930	$172	$(23)	$498,079

The available-for-sale securities in our condensed consolidated balance sheet are as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash equivalents	$88,238	$80,050
Short-term investments	387,074	381,075
Long-term investments	191,295	36,954
	$666,607	$498,079

Interest income, net was $0.2 million and $1.1 million for three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively.

No credit losses on debt securities were recorded during the nine months ended September 30, 2021 or 2020. In its evaluation to determine expected credit losses, management considered all available historical and current information, expectations of future economic conditions, the type of security, the credit rating of the security, and the size of the loss position, as well as other relevant information. The Company does not intend to sell, and is unlikely to be required to sell, any of these available-for-sale investments before their effective maturity or market price recovery.

The carrying amount of our accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments.

Fair value of financial liabilities:

As of September 30, 2021, the fair value of our term loan approximated its carrying value of $47.1 million based upon a market observable interest rate, which is a Level 2 input (see Note 6 – “Debt”).

As of September 30, 2021, the estimated fair value of our convertible notes was $458.6 million and was based upon observable, Level 2 inputs, including pricing information from recent trades of the convertible notes (see Note 6 – “Debt”).

As of September 30, 2021, the fair value of the liability related to the sale of future royalties to RPI Finance Trust (“RPI”) is consistent with its carrying value of $174.8 million, and is based on our current estimates of future royalties expected to be paid to RPI under the Royalty Purchase Agreement dated February 1, 2017 between us and RPI (the “RPI Royalty Purchase Agreement”), over the life of the arrangement, which are considered Level 3 inputs (See Note 7 – “Liability Related to Sale of Future Royalties”).

There were no transfers between Level 1, Level 2, and Level 3 during the periods presented.

Note 5 — Balance Sheet Components

Accrued liabilities were as follows (in thousands):

	September 30, 2021	December 31, 2020
Accrued liabilities:
Clinical and preclinical costs	$15,054	$6,124
Compensation related	11,749	11,787
Other accrued expenses	4,969	1,404
Total accrued liabilities	$31,772	$19,315

Note 6 — Debt

Term Loan

Prior to May 17, 2019 we maintained a loan and security agreement dated as of October 19, 2015, as amended (the “Original Loan Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (Oxford and SVB, collectively the “Lenders”) to fund our working capital and other general corporate needs.

On May 17, 2019, we entered into a new loan and security agreement (the “Term Loan Agreement”) with the Lenders for $45.0 million (the “Term Loan”) and terminated the Original Loan Agreement. The proceeds of the Term Loan were used in part to repay in full all of the outstanding term loans under the Original Loan Agreement in an aggregate principal amount of $42.0 million. On November 6, 2019 and November 7, 2019, the Company entered into a First Amendment and a Second Amendment to the Term Loan Agreement. The Term Loan Agreement, as amended, permits the issuance of the Convertible Notes and Capped Call Transactions discussed below. On July 16, 2020, the Company and the Lenders entered into the Third Amendment to the Term Loan Agreement, which amended the Term Loan Agreement to permit (i) the sale of the Mavacamten Royalty under the RTW Royalty Purchase Agreement and (ii) subject to entry into an intercreditor agreement between Oxford (as security agent for the Lenders) and RTW Royalty Holdings in form and substance reasonably satisfactory to the Lenders and RTW Royalty Holdings, permits the draw of funding under the Funding Agreement and the grant of a security interest to RTW Royalty Holdings in the intellectual property located in the United States and accounts receivable related to aficamten. On June 30, 2021, the Company and the Lenders entered into the Fourth Amendment to the Term Loan Agreement, which amended the Term Loan Agreement to permit the draw of funding for the finance lease obligations and purchase money may incur in the future not to exceed $3.0 million in the aggregate. As of September 30, 2021, no draw has been made under the Fourth Amendment of the Term Loan Amendment.

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

Interest expense for the Term Loan was $1.2 million for the three months ended September 30, 2021 and 2020, and $3.6 million and $3.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the interest rate applicable to borrowings under the Term Loan was 8.05%.

The Term Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants and material adverse changes. Upon an event of default, the Lenders may, among other things, accelerate the loans and foreclose on the collateral. Our obligations under the Term Loan Agreement are secured by substantially all our current and future assets, other than our intellectual property. If the Term Loan becomes subject to mandatory prepayment under these provisions, we are subject to certain prepayment premiums of 3.00% in the first year, 2.00% in the second year and 1.00% in the third year and thereafter. We determined that these contingent prepayment provisions were an embedded component that qualified as a derivative which should be bifurcated from the Term Loan and accounted for separately from the host contract. As of September 30, 2021, the fair value of this embedded derivative was immaterial.

Future minimum payments under the Term Loan Agreement are (in thousands):

Years ending December 31:
2021 remainder	$915
2022	25,330
2023	28,080
Future minimum payments	54,325
Less: Interest and final payment	(9,325)
Term Loan, gross	$45,000

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

Debt issuance costs for the issuance of the 2026 Notes were approximately $5.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2026 Notes. Transaction costs attributable to the liability component were approximately $3.1 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the 2026 Notes. The transaction costs attributable to the equity component were approximately $1.9 million and were netted with the equity component in stockholders’ equity. As of September 30, 2021, the unamortized debt issuance cost for the 2026 Notes was $2.5 million.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Contractual interest expense	$1,380	$4,140
Amortization of debt discount	1,522	4,338
Amortization of debt issuance costs	15	43
Total interest costs recognized	$2,917	$8,521

The effective interest rate on the liability component of the 2026 Notes was 12.5% for the period ended September 30, 2021, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $41.6 million as of September 30, 2021 and will be amortized over approximately 5.2 years. If the 2026 Notes were to be converted on September 30, 2021, the holders of the 2026 Notes would receive common shares of 16.7 million with an aggregate value of $596.0 million based on the Company’s closing stock price of $35.74 as of September 30, 2021. The if-converted value of the 2026 Notes exceeded its principal amount by $458.0 million as of September 30, 2021.

Future minimum payments under the 2026 Notes are (in thousands):

Years ending December 31:
2021 remainder	$2,760
2022	5,520
2023	5,520
2024	5,520
2025	5,520
Thereafter	143,520
Future minimum payments	168,360
Less: Interest	(30,360)
The 2026 Notes, principal amount	138,000
Less: Debt discount and debt issuance costs on the 2026 Notes	(44,115)
Net carrying amount of the 2026 Notes	$93,885

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

Given that the transactions meet certain accounting criteria, the convertible note capped call transactions are recorded in stockholders’ equity, and they are not accounted for as derivatives and are not remeasured each reporting period. As of September 30, 2021, the Company had not purchased any shares under the convertible note capped call transactions.

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

The carrying amount of the RPI Liability is based on our estimate of the future royalties to be paid to RPI over the life of the arrangement as discounted using an imputed rate of interest. The excess of future estimated royalty payments over the $92.3 million of allocated proceeds, less issuance costs, is recognized as non-cash interest expense using the effective interest method. The imputed rate of interest on the unamortized portion of the RPI Liability was approximately 7% as of September 30, 2021 and 15% as of December 31, 2020.

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

In the first quarter ended March 31, 2021, we updated our analyses to reflect current assumptions resulting from ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization plans in other key markets outside of the U.S. Our estimates regarding the amount of future royalty payments decreased and the time periods within which we anticipated that such payments will be due changed. Each of these adjustments was accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 15% and $5.7 million for the three months ended December 31, 2020 to 7% and $2.8 million for the three months ended March 31, 2021, respectively. During the three months ended March 31, 2021, the change in estimate had no impact on revenue and reduced the net loss by $2.9 million. The change in accounting estimate reduced the net loss per share by $0.04 during the three months ended March 31, 2021. We review our assumptions on a quarterly basis and there were no other changes to the significant unobservable inputs since March 31, 2021. Our estimates may change in the future as we refine and reassess our assumptions.

Changes to the RPI Liability related to the sale of future royalties are as follows (in thousands):

	2021	2020
Beginning balance, January 1	$166,068	$143,276
Interest accretion	2,795	5,689
Amortization of issuance costs	27	18
Ending balance, March 31	168,890	148,983
Interest accretion	2,871	5,912
Amortization of issuance costs	29	19
Ending balance, June 30	171,790	154,914
Interest accretion	2,955	5,461
Amortization of issuance costs	30	20
Ending balance, September 30	$174,775	$160,395

We recognized $3.0 million and $5.5 million in non-cash interest expense for the three months ended September 30, 2021 and 2020, respectively, and $8.6 million and $17.1 million for the nine months ended September 30, 2021 and 2020, respectively, related to the RPI Agreement.

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

Performance Stock Units

In May 2021, the Compensation and Talent Committee of the Company’s Board of Directors (“the Compensation Committee”) granted a total of 375,000 Performance Stock Units (“PSUs”) to certain employees with a weighted average grant date fair value of $25.32 per unit. The fair value of the PSUs was determined on the grant date based on the fair value of the Company’s common stock at such time. The PSUs consist of two equal tranches with 50% of each tranche vesting upon achieving certain performance criteria and 50% vesting at the one-year anniversary of such achievement provided the recipient has been continuously employed by the Company. The first tranche vests upon certification by the Compensation Committee that the new drug application (“NDA”) for omecamtiv mecarbil has been filed and accepted by the U.S. Food and Drug Administration (“FDA”) and the second tranche vests upon certification by the Compensation Committee that the FDA approval of the NDA is with an approved label that is consistent with the expectations underlying the Company’s commercial launch plans for omecamtiv mecarbil in effect immediately prior to such approval. During the three and nine months ended September 30, 2021, the Company recognized expense of $1.2 million and $1.9 million, respectively, for the first tranche of PSUs. No expense has been recognized for the second tranche. The Company will assess the likelihood of achieving the performance conditions quarterly and the expense recognized will be adjusted accordingly.

Public Offering of Common Stock

In July 2021, we closed an underwritten public offering of 11,500,000 shares of our common stock at a public offering price of $27.50, which included the exercise in full by the underwriters of their option to purchase up to 1,500,000 shares of our common stock at the same price. The gross proceeds were $316.3 million and net proceeds were approximately $296.9 million, after deducting the applicable underwriting discounts and commissions.

Equity Incentive Plan

In May 2019, the Company’s stockholders approved an amendment to the Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”) to increase the number of authorized shares reserved for issuance under the 2004 Plan by 4.1 million shares. In May 2020, the Company’s board of directors approved an amendment to the 2004 Plan to increase the number of authorized shares reserved for issuance under the 2004 Plan by 0.8 million shares for inducement grants to new employees. In August 2021, the Company’s board of directors approved another amendment to the 2004 plan and increased the number of shares reserved for issuance for inducement grants to new employees from the 0.8 million to 1.9 million. We started granting inducement grants in September 2020. As of September 30, 2021, 5.8 million authorized shares were available for grant under the 2004 Plan.

Note 9 — Commitments and Contingencies

Leases

In May 2021, we amended the lease agreement for buildings 250, 256 and 280 East Grand Avenue, South San Francisco, California for our existing facilities and extended the lease term until June 30, 2022, which was accounted for as a lease modification in accordance with Topic 842. Pursuant to such guidance, the Company remeasured the modified lease using the revised term as of the modification date. Adjustments were made to reflect the remeasured liability with the offset to the right-of-use asset. The lease includes rental payments and payment of certain operating expenses. Under the lease terms, we have minimum rental fee payment obligations of $0.5 million per month through the remaining term. As of September 30, 2021, the remaining lease term is 0.8 years and the weighted average discount rate used to determine the operating lease liability was 11.5% for building 250 East Grand Avenue, South San Francisco and 6.8% for buildings 256 and 280 East Grand Avenue, South San Francisco.

In July 2019, we entered into a lease agreement for approximately 234,892 square feet of office and laboratory space at a facility located in South San Francisco, California and in May 2020 and January 2021, we entered into first and second amendments to the lease (collectively the “Oyster Point Lease”). The Oyster Point Lease commenced on March 31, 2021 and upon commencement, we recognized a right-of-use asset of $77.9 million, a short-term lease liability of $3.7 million and a long-term lease liability of $85.3 million. The long-term lease liability includes $11.1 million of tenant improvement reimbursements as of March 31, 2021. The Oyster Point Lease expires on September 30, 2033 and we have two consecutive five-year options to extend the lease. The options to extend the lease term were not included as part of the right-of-use asset or lease liability as the exercise of the options were not reasonably assured at the inception of the lease. We will be required to start making rent payments in October 2021. As of September 30, 2021, the remaining lease term of the Oyster Point Lease is 12.0 years and the discount rate used to determine the related lease liability was 9.8%. We paid a total security deposit of $5.1 million in December 2019 and December 2020. The landlord will provide a tenant improvement allowance of $43.6 million in aggregate for costs relating to the initial design and construction of the improvements. As of September 30, 2021, we had $48.3 million in construction in progress related to the Oyster Point Lease and the total commitment of undiscounted lease payments for the Oyster Point Lease was $230.5 million.

The undiscounted future non-cancellable lease payments under all our lease agreements as of September 30, 2021 is as follows (in thousands):

Years ending December 31:
2021 remainder	$2,635
2022	15,887
2023	17,107
2024	17,668
2025	18,249
Thereafter	163,434
Total undiscounted future lease payments	234,980
Less: Present value adjustments	(115,081)
Total lease liability	$119,899

As of September 30, 2021, the weighted average remaining lease term is 11.8 years and the weighted average discount rate used to determine the operating lease liability is 9.8%.

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2021 and 2020 was $4.4 million and $5.2 million, respectively, and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

Rent expense was $5.4 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $12.2 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, we entered into a master lease agreement for equipment leases that have not yet commenced. The leases have an initial term of 3 years and are expected to commence between the fourth quarter of 2021 and the second quarter of 2022. The master lease agreement provides an option to extend the lease for one year, a purchase option with a bargain purchase price, and an option to return the leased equipment by entering a new equipment lease at the end of the term. The estimated aggregate lease obligation is approximately $3.4 million, which is not included in the table above. We will pay certain operating costs of the leased equipment.

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
•

the initiation, design, conduct, enrollment, progress, timing and scope of clinical trials and development activities for our drug candidates conducted by ourselves or our partners, including the anticipated timing for initiation of clinical trials, including SEQUOIA-HCM, our planned Phase 3 clinical trial of aficamten (also known as CK-274) in patients with oHCM and COURAGE-ALS, our Phase 3 clinical trial of reldesemtiv in patients with ALS, anticipated rates of enrollment for clinical trials and anticipated timing of results becoming available or being announced from clinical trials;

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

•

decisions by the FDA or other regulatory authorities to condition our approval of omecamtiv mecarbil on the need or approval of a dosage selection test for the personalized dose optimization of omecamtiv mecarbil in patients, our ability or the ability of any third party to develop or commercialize such a dosage selection test, or the timing, prospects, process or likelihood of the approval of such a dosage selection test;

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

Our clinical-stage drug candidates are: omecamtiv mecarbil, a novel cardiac myosin activator, CK-136 (formerly known as AMG 594), a novel cardiac troponin activator, reldesemtiv, a novel fast skeletal muscle troponin activator (“FSTA”), aficamten (also known as CK-3773274 or CK-274), a novel cardiac myosin inhibitor, and CK-3772271 (“CK-271”), our second novel cardiac myosin inhibitor.

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

Aficamten is being evaluated in patients with symptomatic, obstructive HCM. Following the results of REDWOOD-HCM (Randomized Evaluation of Dosing With CK-274 in Obstructive Outflow Disease in HCM), a Phase 2 multicenter, randomized, placebo-controlled, double-blind, dose-finding clinical trial of aficamten, we are planning to commence SEQUOIA-HCM (Safety, Efficacy, and Quantitative Understanding of Obstruction Impact of Aficamten in HCM), the planned Phase 3 randomized, placebo-controlled, double-blind, multi-center clinical trial designed to evaluate aficamten in patients with symptomatic obstructive HCM on background medical therapy for 24 weeks.

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

Our research and development expenses for the three months ended September 30, 2021 and 2020 were $48.4 million and $24.2 million, respectively, and $116.4 million and $67.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

On September 12, 2021, we announced that additional results from GALACTIC-HF assessing the effect of omecamtiv mecarbil in Black patients with HFrEF were presented in a late breaking clinical trial session at the HFSA Annual Scientific Meeting. Specifically, it was presented that of the 8,256 patients enrolled in the trial, 562 were Black (6.8%) and 285 were randomized to receive treatment with omecamtiv mecarbil. Among Black patients, treatment with omecamtiv mecarbil resulted in a trend towards reduction in the primary endpoint by 18% (HR=0.82, 95% CI 0.64-1.04), corresponding to a reduction in the primary event rate of 7.7/100 patient-years with a number-needed-to-treat of 13 patients. This result, like the overall study results, was driven primarily by a reduction in HF hospitalizations (HR=0.80) and HF events (HR=0.82), with no effect on cardiovascular mortality (HR=1.03). There were no significant differences in adverse events in Black patients between the groups treated with omecamtiv mecarbil and placebo.

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

On September 12, 2021, we announced that the primary results of REDWOOD-HCM were presented in a late breaking clinical trial session at the HFSA Annual Scientific Meeting.

Reductions in LVOT-G occurred within two weeks of initiating treatment with aficamten, were maximized within two to six weeks of the start of dose titration and were sustained until the end of treatment at 10 weeks. Reversibility of the pharmacodynamic effect of aficamten was seen after a two-week washout, with resting LVOT-G, post-Valsalva LVOT-G, NT-proBNP and LVEF returning to baseline values. The observed reductions in LVOT-G were dose dependent, with patients achieving greater reductions of LVOT-G with increasing doses of aficamten. Over the 10-week study period, patients treated with aficamten in both Cohort 1 and Cohort 2 also experienced statistically significant reductions in NT-proBNP (p=0.003). Treatment with aficamten was also associated with an improvement in heart failure functional class as measured by New York Heart Association (NYHA) class. Improvement by at least one class was achieved by 31% in the placebo group, 43% of patients in Cohort 1 (p>0.1) and 64% of patients in Cohort 2 (p=0.08).

On October 7, 2021, we announced the design of SEQUOIA-HCM. SEQUOIA-HCM is a Phase 3 randomized, placebo-controlled, double-blind, multi-center clinical trial designed to evaluate aficamten in patients with symptomatic oHCM on background medical therapy for 24 weeks. The primary objective is to assess the effect of aficamten on change in peak oxygen uptake (pVO2) measured by cardiopulmonary exercise testing (CPET) from baseline to week 24. Secondary objectives include change in Kansas City Cardiomyopathy Questionnaire (KCCQ) score from baseline to week 12 and week 24, the proportion of patients with ≥1 class improvement in New York Heart Association (NYHA) functional class from baseline to week 12 and week 24, change in post-Valsalva left ventricular outflow tract gradient (LVOT-G) to week 12 and week 24, the proportion of patients with post-Valsalva LVOT-G <30 mmHg, and change in total workload during CPET to week 24.

SEQUOIA-HCM is planned to enroll 270 patients, randomized on a 1:1 basis to receive aficamten or placebo in addition to standard-of-care treatment. Each patient will receive up to four escalating doses of aficamten or placebo based on echocardiographic guidance alone. At screening, patients enrolled in SEQUOIA-HCM must have a resting LVOT-G ≥30 mmHg, post-Valsalva peak LVOT-G ≥50 mmHg, and be NYHA Class II or III. Patients receiving aficamten will begin with 5 mg dosed once daily. At weeks 2, 4 and 6 patients will receive an echocardiogram to determine if they will be up-titrated to escalating doses of 10, 15 or 20 mg. Dose escalation will occur only if a patient has a post-Valsalva LVOT-G ≥30 mmHg and a biplane left ventricular ejection fraction (LVEF) ≥55%. Patients who do not meet escalation criteria will continue to receive their current dose or may be down-titrated if appropriate. Study start up, regulatory filings, and IRB submissions are underway, with the first site initiations already completed. Drug product availability in early 2022 will enable the commencement of screening and enrollment of the first patients in this trial at that time.

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

Also on December 14, 2020, we announced the design of COURAGE-ALS (Clinical Outcomes Using Reldesemtiv on ALSFRS-R in a Global Evaluation in ALS), the planned Phase 3 clinical trial of reldesemtiv in patients with ALS. COURAGE-ALS is expected to enroll approximately 555 patients with ALS.. Patients will be randomized 2:1 to receive 300 mg of reldesemtiv or matching placebo dosed orally twice daily for 24 weeks, followed by a 24-week period in which all patients will receive 300 mg of reldesemtiv twice daily. Eligible patients will be within the first two years of their first symptom of muscle weakness, have a vital capacity of ≥65% predicted, and a screening ALS Functional Rating Scale – Revised (ALSFRS-R) ≤44. Patients currently taking stable doses of Radicava® (edaravone) and/or Rilutek® (riluzole) will be permitted and randomization stratified accordingly. The primary efficacy endpoint will be change from baseline to 24 weeks in ALSFRS-R. Secondary endpoints include combined assessment of ALSFRS-R total score; time to onset of respiratory insufficiency and survival time up to week 24 using a joint rank test; change from baseline to 24 weeks for vital capacity; ALSAQ-40; and bilateral handgrip strength. Two unblinded interim analyses by the Data Monitoring Committee are planned. The first will assess for futility, 12 weeks after approximately one-third or more of the planned sample size is randomized. A second interim analysis will also assess for futility, and there will be an option for a fixed increase in total enrollment if necessary to augment the statistical power of the trial. This Phase 3 clinical trial design builds on insights gained from FORTITUDE-ALS, further exploring the hypothesis that fast skeletal muscle activation with reldesemtiv may be an important therapeutic strategy in ALS.

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

Revenues for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	Increase (Decrease)	September 30, 2021	September 30, 2020	Increase (Decrease)
Research and development revenues	$437	$5,187	$(4,750)	$9,828	$12,605	$(2,777)
License revenues	—	36,501	(36,501)	—	36,501	(36,501)
Milestone revenues	5,000	—	5,000	5,000	—	5,000
Total revenues	$5,437	$41,688	$(36,251)	$14,828	$49,106	$(34,278)

Research and development revenues were $0.4 million and $5.2 million for the three months ended September 30, 2021 and 2020, respectively, and $9.8 million and $12.6 million for the nine months ended September 30, 2021 and 2020, respectively. Research and development revenues primarily consisted of research and development revenue from our collaborations with Amgen of zero and $3.8 million for the three months ended September 30, 2020, and $7.4 million and $8.3 million for the nine months ended September 30, 2021 and 2020, respectively, and Astellas of $0.5 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $2.5 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively.

We recognized a $5.0 million milestone from Ji Xing as of September 30, 2021 for initiation of a phase 3 clinical trial for aficamten in obstructive HCM. Although our contractual right to payment has not yet arisen under the Ji Xing License Agreement, we determined recognition of the milestone in accordance with ASC 606 during the third quarter of 2021 was appropriate based on our expected initiation of a phase 3 clinical trial of aficamten in obstructive HCM.

There were no license revenues for the three and nine months ended September 30, 2021. License revenues for the three and nine months ended September 30, 2020 was the result of the Ji Xing License Agreement, pursuant to which we granted to Ji Xing an exclusive license to develop and commercialize CK-274 in the greater China region. Under the terms of the Ji Xing License Agreement, we received from Ji Xing a nonrefundable upfront payment of $25.0 million. License revenues for the three and nine months ended September 30, 2020 was $36.5 million and consisted of the residual allocation of consideration from the RTW transactions.

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

Research and development expenses for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	Increase	September 30, 2021	September 30, 2020	Increase
Cardiac muscle contractility	$34,189	$14,167	$20,022	$76,601	$39,048	$37,553
Skeletal muscle contractility	6,034	3,247	2,787	17,484	8,309	9,175
All other research programs	8,213	6,788	1,425	22,355	20,373	1,982
Total research and development expenses	$48,436	$24,202	$24,234	$116,440	$67,730	$48,710

Research and development expenses for the three and nine months ended September 30, 2021 increased by $24.2 million and $48.7 million from the three and nine months ended September 30, 2020, respectively, primarily due to higher expenses for our clinical development activities for our cardiac muscle inhibitor programs and COURAGE-ALS. In addition, for the three and nine months ended September 30, 2021, we incurred transition costs related to the termination of our collaboration with Amgen and our purchase from Amgen of approximately $7.3 million and $14.6 million, respectively, of materials including manufactured quantities of the active pharmaceutical ingredient for omecamtiv mecarbil.

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

General and administrative expenses for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	Increase	September 30, 2021	September 30, 2020	Increase
Total general and administrative expenses	$26,202	$12,302	$13,900	$62,997	$38,912	$24,085

General and administrative expenses for the three and nine months ended September 30, 2021 increased by $13.9 million and $24.1 million, from the three and nine months ended September 30, 2020, respectively, primarily due to higher outside service spend in anticipation of the potential commercial launch of omecamtiv mecarbil, an increase in personnel related costs including stock-based compensation and facilities expense due to the Oyster Point Lease recorded at the end of the first quarter of 2021.

We expect that general and administrative expenses will fluctuate in the future, depending in part on the timing of and investments in commercial readiness.

Interest expense

Interest expense for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	Increase (Decrease)	September 30, 2021	September 30, 2020	Increase (Decrease)
Term loan	$1,214	$1,217	$(3)	$3,615	$3,667	$(52)
Convertible notes	2,917	2,739	178	8,521	8,037	484
Warrants	—	—	—	—	184	(184)
Other	30	20	10	86	57	29
Total interest expense	$4,161	$3,976	$185	$12,222	$11,945	$277

Interest expense for the three and nine months ended September 30, 2021 and 2020 consists of interest expense related to the Term Loan Agreement and respective warrants by and among the Company, Oxford and Silicon Valley Bank and interest expense related to our 4.0% convertible senior notes due 2026 (the “2026 Notes”). Approximately half of the 2026 Notes’ interest expense is due to the amortization of the discount associated with the equity component of the 2026 Notes.

Interest expense for the three and nine months ended September 30, 2021 increased from the three and nine months ended September 30, 2020 due to the convertible notes that were issued in November 2019 offset slightly due to the lack of warrant expense in 2021.

Non-cash interest expense on liability related to sale of future royalties

Non-cash interest expense related to our liability to RPI related to the sale of future royalties under the RPI Royalty Purchase Agreement (the “RPI Liability”) related to sale of future royalties for the three and nine months ended September 30, 2021 and 2020 results from accretion of the liability related to sale of future royalties. In the first quarter ended March 31, 2021, we updated our analyses in the first quarter of 2021 to reflect our current assumptions resulting from ongoing market research in the U.S. and to reflect other adjustments in connection with our anticipated commercialization plans in other key markets outside of the U.S. Our estimates regarding the amount of future royalty payments decreased and the time periods within which we anticipated that such payments will be due changed. Each of these adjustments is accounted for on a prospective basis in our liability calculation and resulted in a decline in our imputed interest rate and noncash interest expenses from 15% and $5.7 million for the three months ended December 31, 2020 to 7% and $8.6 million for the nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2021, the change in estimate had no impact on revenue and reduced the net loss by $2.9 million. The change in accounting estimate reduced the net loss per share by $0.04 during the nine months ended September 30, 2021. We review our assumptions on a quarterly basis and there were no other changes to the significant unobservable inputs since March 31, 2021. Our estimates may change in the future as we refine and reassess our assumptions.

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

Non-cash interest expense on liability related to the RPI Agreement for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2021	September 30, 2020	Decrease	September 30, 2021	September 30, 2020	Decrease
Non-cash interest expense recognized	$2,955	$5,461	$(2,506)	$8,621	$17,062	$(8,441)

Interest and Other Income, net

Interest and other income, net for the three and nine months ended September 30, 2021 and 2020 primarily consisted of interest income generated from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Our cash, cash equivalents and investments and a summary of our borrowings and working capital is summarized as follows:

	September 30, 2021	December 31, 2020
Financial assets:
Cash and cash equivalents	$90,562	$82,985
Short-term investments	387,074	381,075
Long-term investments	191,295	36,954
Total cash, cash equivalents and marketable securities	$668,931	$501,014
Borrowings:
Term loan, net	$47,078	$46,209
Convertible notes, net	93,885	89,504
Total borrowings	$140,963	$135,713
Working capital:
Current assets	$494,941	$474,221
Current liabilities	80,868	31,199
Working capital	$414,073	$443,022

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash used in operating activities	$(97,785)	$(43,207)
Net cash used in investing activities	(195,112)	(22,897)
Net cash provided by financing activities	300,474	230,483
	$7,577	$164,379

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

Net cash used in operating activities of $97.8 million in the nine months ended September 30, 2021 was largely due to ongoing research and development activities, general and administrative expenses to support those activities, and operating lease liability related to the existing and new leases. Net loss for the nine months ended September 30, 2021 included, among other items: non-cash stock-based compensation, non-cash interest expense related to sale of future royalties and non-cash interest expense related to debt.

Net cash used in investing activities of $195.1 million in the nine months ended September 30, 2021 was primarily due to purchases of investments offset by proceeds from maturity of investments.

Net cash provided by financing activities of $300.5 million in the nine months ended September 30, 2021 was preliminary due to $296.9 million of proceeds related to issuance of common stock in an underwritten public offering and stock-based activities.

Future Sources and Uses of Cash

In July 2021, we closed an underwritten public offering of 11,500,000 shares of our common stock at a public offering price of $27.50, which included the exercise in full by the underwriters of their option to purchase up to 1,500,000 shares of our common stock at the same price. The gross proceeds were $316.3 million and net proceeds were approximately $296.9 million, after deducting the applicable underwriting discounts and commissions.

In 2021, in addition to the costs and expenses of our research and development activities, we expect to incur an increase in costs and expenses as compared to previous annual periods as a result of advancement of our pipeline, and our commercial planning activities in view of the potential commercial launch of omecamtiv mecarbil in the U.S. and potentially elsewhere. Such costs and expenses are likely to include an increase in headcount, particularly in our sales and marketing functions, and the procurement of omecamtiv mecarbil drug product for commercial launch. These costs and expenses will be greater than what they would have been had Amgen not elected to terminate the Amgen Agreement and Servier not elected to terminate the Servier Agreement. We may explore potential strategic partnerships and/or structured financing transactions to finance the increased costs and expenses. We will also incur expenses in connection to our relocation from our existing headquarters to our new facilities at Oyster Point in 2021.

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

We have incurred an accumulated deficit of $1,177.1 million since inception and there can be no assurance that we will attain profitability. We are subject to risks common to clinical-stage companies including, but not limited to, development of new drug candidates, dependence on key personnel, and the ability to obtain additional capital as needed to fund our future plans. Our liquidity will be impaired if sufficient additional capital is not available on terms acceptable to us, if at all. Until we achieve profitable operations, we intend to continue to fund operations through payments from strategic collaborations, additional sales of equity securities, grants and other financings. We have never generated revenues from commercial sales of our drugs and may not have drugs to market for at least several years, if ever. Our success is dependent on our ability to obtain additional capital by entering into new strategic collaborations and/or through financings, and ultimately on our and our collaborators’ ability to successfully develop and market one or more of our drug candidates. We cannot be certain that sufficient funds will be available from such collaborators or financings when needed or on satisfactory terms. Additionally, there can be no assurance that any of our drug candidates will be accepted in the marketplace or that any future products can be developed or manufactured at an acceptable cost. These factors could have a material adverse effect on our future financial results, financial position and cash flows.

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

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of September 30, 2021:

	Payment Due by Period
	Total	Less than 1 Year	More than 1 year
	(In millions)
Operating lease obligations(1)	$235.0	$14.3	$220.7
Long-term debt obligations(2)	54.3	20.1	34.2
Convertible notes(3)	30.3	5.5	24.8
Purchase obligations(4)	15.4	9.6	5.8
Total contractual obligations	$335.0	$49.5	$285.5
(1)	Represents undiscounted future non-cancellable lease payments for our operating leases.
(2)	Represents future minimum payments for our term loan, including interest payable and final payment.
(3)	Represents interest payable for our convertible notes.
(4)	Represents payments for materials and software licenses that are firm commitments.

The above table does not include the cancellable purchase orders for the construction of the Oyster Point Lease.

The above table does not include the RPI Liability payments due to the uncertain nature and timing.

The obligations in the above table are as of September 30, 2021. We expect the amount of these obligations to change materially over time as new contracts are initiated and existing contracts are completed, terminated, or modified.

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

(a) Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required or necessary disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have consumed substantial amounts of capital to date, and our operating expenditures will increase over the next several years if we expand our research and development activities and expand our organization to prepare for commercialization of any approved drug. We have funded our operations and capital expenditures with proceeds primarily from private and public sales of our equity securities, royalty monetization agreements, a revenue interest agreement, strategic alliances, long-term debt, other financings, interest on investments and grants. We believe that our existing cash and cash equivalents, short-term investments and interest earned on investments should be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of our drug candidates and other research and development activities, including risks and uncertainties that could impact the rate of progress of our development activities, we are unable to estimate with certainty the amounts of capital outlays and operating expenditures associated with these activities.

For the foreseeable future, our operations will require significant additional funding, in large part due to our research and development expenses, the organizational scale up and associated expenditures with commercial readiness activities to launch approved drugs combined with the absence of any revenues from product sales. For example, we are preparing for a launch of omecamtiv mecarbil in the U.S. requiring additional hiring and investment, and we will also require significant additional funding to enable us to conduct further development of our product candidates. Until we can generate a sufficient amount of product revenue, we expect to raise future capital through strategic alliance and licensing arrangements, public or private equity offerings and debt financings. We do not currently have any commitments for future funding other than through our Funding Agreement with RTW ICAV (as assignee of RTW Royalty Holdings), and reimbursements, milestone and royalty payments that we may receive under our collaboration agreement with Ji Xing. We may not receive any further funds under those agreements. Our ability to raise funds may be adversely impacted by current economic conditions. As a result of these and other factors, we do not know whether additional financing will be available when needed, or that, if available, such financing would be on terms favorable to our stockholders or us.

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

We currently have no drugs for sale and we cannot guarantee that we will ever develop or obtain approval to market any drugs. To receive marketing approval for any drug candidate, we must demonstrate that the drug candidate satisfies rigorous standards of safety and efficacy to the FDA in the United States and other regulatory authorities abroad. We and our partners will need to conduct significant research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of any of our drug candidates. In addition, to compete effectively, our drugs must be easy to use, cost-effective, covered by insurance or government sponsored medical plans, and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. Currently, our clinical-stage drug candidates include omecamtiv mecarbil for the potential treatment of heart failure, reldesemtiv for the potential treatment of ALS and potentially other indications associated with muscle weakness, and aficamten for the potential treatment of HCM and potentially other indications. We cannot be certain that the clinical development of our current or any future drug candidates will be successful, that they will receive the regulatory approvals required to commercialize them, that they will ultimately be accepted by prescribers or reimbursed by insurers or that any of our other research programs will yield a drug candidate suitable for clinical testing or commercialization. Our commercial revenues, if any, will be derived from sales of drugs that may not be commercially marketed for several years, if at all. The development of any one or all of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of these drug candidates.

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

In May 2021, we announced data from a secondary analysis of GALACTIC-HF assessing the effect of omecamtiv mecarbil on clinical outcomes in relationship to patient baseline ejection fraction. Analysis of ejection fraction as a continuous variable demonstrated a progressively larger treatment effect of omecamtiv mecarbil with decreasing ejection fraction.

In June 2021, we announced additional analyses from GALACTIC-HF demonstrating patients with atrial fibrillation or flutter have increased treatment effect with omecamtiv mecarbil; patients with higher baseline NT-proBNP have increased treatment effect with omecamtiv mecarbil; and patients with severe heart failure have increased treatment effect with omecamtiv mecarbil.

In September 2021, we announced that additional results from GALACTIC-HF assessing the effect of omecamtiv mecarbil in Black patients with HFrEF. Among Black patients, treatment with omecamtiv mecarbil resulted in a trend towards reduction in the primary endpoint by 18% (HR=0.82, 95% CI 0.64-1.04), corresponding to a reduction in the primary event rate of 7.7/100 patient-years with a number-needed-to-treat of 13 patients.

Although our supplemental analyses showed that omecamtiv mecarbil potentially has a greater treatment effect in certain subgroups of trial patients, no assurance can be given that the FDA or any other regulatory authority will consider any such subgroup analysis as the basis for an approval of omecamtiv mecarbil without requiring additional clinical trials.

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

No assurance can be made that we will have the full benefit of all contracts between Amgen and various third parties under which such third parties may have provided Amgen with relevant services and/or materials (including drug product and drug substance) for the benefit of the omecamtiv mecarbil and/or CK-136 programs. Certain contracts are not assignable to us without the cooperation and consent of third parties, and third parties may be unwilling to enter into replacement contracts with us on acceptable terms or at all. In such cases, we would be forced to seek alternative third party service providers and/or CMOs, potentially leading to substantial delays in the omecamtiv mecarbil and/or CK-136 programs and significant costs to us.

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

An important element of our development and commercialization strategy for omecamtiv mecarbil has been the development of an assay used for the in vitro measurement of concentrations of omecamtiv mecarbil in human blood, which is intended to enable personalized dose optimization of omecamtiv mecarbil. In COSMIC-HF, a liquid chromatography-tandem mass spectrometry assay was used for such measurements. Thereafter, an antibody-based immunoassay, Microgenics OM Assay, was developed under the Assay Agreement between Amgen and Microgenics Corporation and was utilized in both GALACTIC-HF and METEORIC-HF. We have been informed by Amgen that the Assay Agreement terminated contemporaneously with the termination of the Amgen Agreement. Consequently, we are pursuing the development and/or usage of alternative dosage selection tests to the Microgenics OM Assay to be used for personalized dose optimization of omecamtiv mecarbil and, if required by FDA or other regulatory authorities, in order to obtain marketing approval of omecamtiv mecarbil. In the event we do not develop an assay acceptable to the FDA or other regulatory authorities and any such authorities require a dosage selection test as a condition to regulatory approval of omecamtiv mecarbil, our ability to obtain or receive marketing approval for omecamtiv mecarbil may be significantly delayed or may not be obtainable at all. Moreover, the development of a dosage selection test alternative to the Microgenics OM Assay may be complex from an operational and regulatory perspective, particularly in the event a dosage selection test is deemed a companion diagnostic, a Class III device, requiring the most stringent device application process. If deemed by FDA to be a Class III device, the approval of the dosage selection test will require a pre-market application approval to establish the safety and efficacy of the dosage selection test. If there is a need for both omecamtiv mecarbil and the dosage selection test to receive regulatory clearance or approval, such approval may not be obtainable in all territories where omecamtiv mecarbil could ultimately be commercialized. In the US specifically, CDER (Center for Drug Evaluation and Research) could require an FDA cleared or approved assay for the approval of omecamtiv mecarbil such that their approval may be conditioned on the approval or clearance of our proposed dosage selection test by CDRH (Center for Devices and Radiologic Health).

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

The discovery, development and commercialization of new drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate or the commercialization of a drug, we will need to raise additional capital to:

•	fund clinical trials and seek regulatory approvals;
•	expand our development capabilities;
•	engage third-party manufacturers for such drug candidate or drug;
•	build or access commercialization capabilities;
•	significantly scale up the number of commercial employees;
•	implement additional internal systems and infrastructure;
•	maintain, defend and expand the scope of our intellectual property; and
•	hire and support additional management and scientific personnel.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and costs of our or our partners’ clinical trials and other research and development activities;
•	the costs and timing of seeking and obtaining regulatory approvals;
•	the costs associated with establishing manufacturing and commercialization capabilities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the costs of acquiring or investing in businesses, products and technologies;
•	the effect of competing technological and market developments; and
•	the status of, payment and other terms, and timing of any strategic alliance, licensing or other arrangements that we have entered into or may establish.

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

We compete with companies that have developed drugs or are developing drug candidates for cardiovascular diseases, diseases and conditions associated with muscle weakness or wasting and other diseases for which our drug candidates may be useful treatments. For example, if omecamtiv mecarbil is approved for marketing by the FDA or other regulatory authorities for the treatment of heart failure, it would compete against other drugs used for the treatment of acute and chronic heart failure. These include generic drugs, such as milrinone, dobutamine or digoxin and branded drugs such as Corlanor® (ivabradine), Entresto® (sacubitril/valsartan) and Verquvo® (vericiguat). Omecamtiv mecarbil could also potentially compete against other novel drug candidates and therapies in development, such as those being developed by, but not limited to, Novartis AG, Merck & Co., Inc., Bayer AG, AstraZeneca PLC and Bristol-Myers Squibb Company. Omecamtiv mecarbil may also compete with currently approved drugs, such as in the SGLT2 class, that have either expanded or are planning to expand their labels to include treatment of patients with heart failure, including Forxiga® (dapagliflozin), Invokana® (canagliflozin), and Jardiance® (empagliflozin). In addition, there are a number of medical devices both marketed and in development for the potential treatment of heart failure.

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

If aficamten is approved for marketing by the FDA or other regulatory authorities for the treatment of HCM, it may compete with mavacamten, a drug candidate being developed by Bristol-Myers Squibb Company for which a new drug application is currently pending with the FDA. Aficamten and mavacamten are both drugs that affect cardiac muscle contractility and any adverse regulatory action or other fact, matter or circumstance in connection to the development or commercialization of mavacamten may have an impact on our ability to obtain regulatory approval for, or the commercial prospects of, aficamten.

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

Our business depends on the performance of our senior management and key scientific, commercial and technical personnel. The loss of the services of any member of our senior management or key scientific, technical, commercial or financial reporting staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identifying suitable replacements. For example, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2018 because an unremediated material weakness existed in our internal control over financial reporting related to employee turnover resulting in a temporary lack of resources in financial reporting roles with the appropriate skills to perform effective review during our financial statement close process. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us. In addition, if and as our business grows, we will need to recruit additional executive management and scientific, technical and financial reporting personnel. There is intense competition for skilled executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. Our inability to attract and retain sufficient scientific, technical, commercial and managerial personnel could limit or delay our product development or commercialization activities, which would adversely affect the development of our drug candidates and commercialization of our potential drugs and growth of our business.

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

We currently are building sales and marketing capabilities but don’t possess all of the people or capabilities at this time. If we are unable to enter into or maintain strategic alliances with marketing partners or to fully develop our own sales and marketing capabilities, we may not be successful in commercializing omecamtiv mecarbil or our other potential drugs.

We currently are building sales, marketing and distribution capabilities. We plan to commercialize drugs that can be effectively marketed and sold in concentrated markets that do not require a large sales force to be competitive. To achieve this goal, we will need to fully develop our own capabilities inclusive of market access, sales force and marketing organization with technical expertise and supporting distribution capabilities. Developing such an organization is expensive and time-consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, cost-effectively or at all, which could make us unable to commercialize our drugs. If we determine not to market our drugs on our own, we will depend on strategic alliances with third parties which have established distribution systems and direct sales forces to commercialize them. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize these drugs. To the extent that we are not successful in commercializing any drugs ourselves or through a strategic alliance, our product revenues and business will suffer and our stock price would decrease.

In relation to omecamtiv mecarbil specifically, prior to Amgen’s notification of its election to terminate the Amgen Agreement, we expected that, consistent with the terms of such agreement, Amgen would bear primary operational and financial responsibility for the sales, marketing, manufacturing and distribution activities related to the product launch and commercialization of omecamtiv mecarbil. As a result of the termination of the Amgen Agreement, we must now build and/or expand our capabilities without Amgen’s operational or financial support, which will result in significantly higher costs to us than what we had expected prior to Amgen’s notification of its election to terminate the Amgen Agreement, and we may never be able to successfully build and/or expand our commercialization capabilities to fully substitute the capabilities of Amgen of which we were reliant upon. Moreover, as a result of Servier’s notification of its election to terminate the Servier Agreement, we will need to seek a replacement partner in Europe with the expertise and resources to successfully launch and commercialize omecamtiv mecarbil in Europe or to establish our own commercial capabilities in Europe at our own cost and effort.

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

In addition, our relocation to the New Facility will require the transportation and installation of precision laboratory equipment, laboratory materials, IT hardware and networks, business records, and other equipment and materials that are important to the conduct of our business. If certain of our equipment and materials are damaged during the relocation or installed improperly at the New Facility, certain aspects of the conduct of our business may be adversely affected in the form of operational delays and/or financial losses.

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

Even if our drug candidates obtain regulatory approval, the resulting drugs, if any, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established for purposes of approval, physicians may elect not to recommend these drugs for a variety of reasons including, but not limited to:

•	introduction of competitive drugs to the market;
•	clinical safety and efficacy of alternative drugs or treatments;
•	cost-effectiveness;
•	availability of coverage and reimbursement from health maintenance organizations and other third-party payors;
•	convenience and ease of administration;
•	prevalence and severity of adverse events;
•	other potential disadvantages relative to alternative treatment methods; or
•	insufficient patient support;
•	insufficient marketing and distribution support.

If our drugs fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer.

The commercial success of our products depends on the availability and sufficiency of third‑party payor coverage and reimbursement.

Patients in the United States and elsewhere generally rely on third‑party payors to reimburse part or all of the costs associated with their prescription drugs. Accordingly, market acceptance of our products is dependent on the extent to which third‑party coverage and reimbursement is available from government health administration authorities (including in connection with government healthcare programs, such as Medicare and Medicaid in the United States), private healthcare insurers and other healthcare funding organizations. Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. Even if we obtain coverage for a given drug product, the timeframe from approval to coverage could be lengthy, inadequate, and/or the associated reimbursement rate may not be adequate to cover our costs, including research, development, intellectual property, manufacture, sale and distribution expenses, or may require co‑payments that patients find unacceptably high.

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

Since its enactment, there have been judicial and Congressional challenges to numerous elements of the ACA, as well as efforts to repeal or replace certain aspects of the ACA. In addition, there is ongoing litigation challenging the constitutionality of the ACA. It is unclear how such litigation will impact the ACA and our business. The U.S. Congress may consider and adopt other legislation to repeal and replace all or certain elements of the ACA. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system which may adversely affect our business in unpredictable ways.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, there is proposed legislation that would require (i) the Department of Health and Human Services to directly negotiate drug prices with manufacturers and require rebates for drugs covered under Medicare Part B whose price rises above inflation and (ii) restructuring the Medicare Part D benefit, imposing more financial responsibility on certain drug manufacturers. We cannot predict the timing or substance of proposals that may be adopted in the future, particularly in light of the difficulty of advancing legislation through Congress. The continuing efforts of governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare, including by imposing price controls, may adversely affect the demand for our product candidates for which we obtain regulatory approval and our ability to set a price that we believe is fair for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

Incorporated by Reference
Exhibit No.	Exhibits	Form	File No.	Filing Date	Exh. No.	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-3	333-174869	June 13, 2011	3.1

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	June 25, 2013	5.1

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	000-50633	May 20, 2016	3.1

3.4	Amended and Restated Bylaws	S-1	333-112261	January 27, 2004	3.2

4.1	Specimen Common Stock Certificate	10-Q	000-50633	May 9, 2007	4.1

10.1	Fourth Amendment to Loan and Security Agreement, dated June 30, 2021, by and among the Company, Oxford Finance LLC and Silicon Valley Bank					X

10.2	Amended and Restated 2004 Equity Incentive Plan(1)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X

32.1

Certifications of the Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

X

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
(1)	Management contract or compensatory plan or arrangement.
(2)

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

Dated: November 5, 2021	CYTOKINETICS, INCORPORATED
(Registrant)

/s/ Robert I. Blum
Robert I. Blum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Ching W. Jaw
Ching W. Jaw
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Robert C. Wong
Robert C. Wong
Vice President, Chief Accounting Officer (Principal Accounting Officer)